Form 10-Q
period 2015-03-31
HANMI FINANCIAL CORP
filed 2015-05-11
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of April 30, 2015, there were 31,936,384 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries

Quarterly Report on Form 10-Q

Three months ended March 31, 2015

Part 1 – Financial Information

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$182,054	$158,320
Securities available for sale, at fair value (amortized cost of $849,190 as of March 31, 2015 and $1,061,703 as of December 31, 2014)	858,064	1,060,717
Loans held for sale, at the lower of cost or fair value	8,677	5,451
Loans receivable, net of allowance for loan losses of $52,951 as of March 31, 2015 and $52,666 as of December 31, 2014	2,767,080	2,735,832
Accrued interest receivable	9,238	9,749
Premises and equipment, net	30,934	30,912
Other real estate owned (“OREO”), net	12,114	15,790
Customers’ liability on acceptances	2,598	1,847
Servicing assets	13,321	13,773
Other intangible assets, net	1,985	2,080
Investment in Federal Home Loan Bank stock (“FHLB”), at cost	17,581	17,580
Investment in Federal Reserve Bank (“FRB”) stock, at cost	12,273	12,273
Income tax asset	86,478	84,371
Bank-owned life insurance	47,795	48,866
Prepaid expenses	3,918	2,672
Other assets	29,905	32,210

Total assets	$4,084,015	$4,232,443

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,064,695	$1,022,972
Interest-bearing	2,487,981	2,533,774

Total deposits	3,552,676	3,556,746
Accrued interest payable	3,497	3,450
Bank’s liability on acceptances	2,598	1,847
FHLB advances	—	150,000
Servicing liabilities	5,529	5,971
FDIC loss sharing liability	543	2,074
Rescinded stock obligation	150	933
Subordinated debentures	18,582	18,544
Accrued expenses and other liabilities	32,970	39,491

Total liabilities	3,616,545	3,779,056

Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 32,511,528 shares (31,933,634 shares outstanding) as of March 31, 2015 and 32,488,097 shares (31,910,203 shares outstanding) as of December 31, 2014	257	257
Additional paid-in capital	555,710	554,904
Accumulated other comprehensive income, net of tax expense (benefit) of $2,691 as of March 31, 2015 and ($1,432) as of December 31, 2014	6,199	463
Accumulated deficit	(24,838)	(32,379)
Less: treasury stock, at cost; 577,894 shares as of March 31, 2015 and December 31, 2014	(69,858)	(69,858)

Total stockholders’ equity	467,470	453,387

Total liabilities and stockholders’ equity	$4,084,015	$4,232,443

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Interest and Dividend Income:
Interest and fees on loans	$37,250	$27,329
Taxable interest on investment securities	3,854	2,537
Tax-exempt interest on investment securities	20	76
Interest on interest-bearing deposits in other banks	48	21
Dividends on FRB stock	184	168
Dividends on FHLB stock	298	236

Total interest and dividend income	41,654	30,367

Interest Expense:
Interest on deposits	3,780	3,221
Interest on FHLB advances	56	48
Interest on subordinated debentures	145	—

Total interest expense	3,981	3,269

Net interest income before provision for credit losses	37,673	27,098
Negative provision for credit losses	(1,985)	(3,300)

Net interest income after provision for credit losses	39,658	30,398

Noninterest Income:
Service charges on deposit accounts	3,211	2,474
Remittance fees	561	438
Trade finance fees	281	252
Other service charges and fees	425	331
Bank-owned life insurance income	253	223
Gain on sale of SBA loans	1,684	547
Net gain on sales of investment securities	2,184	1,421
Disposition gains on PCI loans	881	—
Other operating income	1,154	528

Total noninterest income	10,634	6,214

Noninterest Expense:
Salaries and employee benefits	16,384	10,259
Occupancy and equipment	4,303	2,396
Merger and integration costs	1,611	85
Deposit insurance premiums and regulatory assessments	893	437
Data processing	2,132	1,158
OREO expense	417	6
Professional fees	2,341	748
Directors and officers liability insurance	176	191
Supplies and communications	830	501
Advertising and promotion	523	581
Loan-related expense	669	83
Amortization of other intangible assets	95	—
Other operating expenses	1,330	1,354

Total noninterest expense	31,704	17,799

Income from continuing operations before provision for income taxes	18,588	18,813
Provision for income taxes	7,534	7,844

Income from continuing operations, net of taxes	$11,054	$10,969
Discontinued operations:
Income from operations of discontinued subsidiaries	$—	$37
Income tax expense	—	15

Income from discontinued operations	—	22
Net income	$11,054	$10,991

Basic earnings per share:
Income from continuing operations, net of taxes	$0.35	$0.35
Income from discontinued operations, net of taxes	—	—

Basic earnings per share	$0.35	$0.35
Diluted earnings per share:
Income from continuing operations, net of taxes	$0.35	$0.34
Income from discontinued operations, net of taxes	—	—

Diluted earnings per share	$0.35	$0.34
Weighted-average shares outstanding:
Basic	31,747,299	31,659,705
Diluted	32,026,723	31,934,163

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Net Income	$11,054	$10,991
Other comprehensive income, net of tax
Unrealized gain on securities
Unrealized holding gain arising during period	12,043	8,098
Less: reclassification adjustment for net gain included in net income	(2,184)	(1,421)
Unrealized loss on interest-only strip of servicing assets	—	1
Income tax expense related to items of other comprehensive income	(4,123)	(2,807)

Other comprehensive income	5,736	3,871

Comprehensive Income	$16,790	$14,862

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at January 1, 2014	32,339,444	(577,894)	31,761,550	$257	$552,270	$(9,380)	$(73,212)	$(69,858)	$400,077
Exercises of stock options	15,195	—	15,195	—	190	—	—	—	190
Exercises of stock warrants	363	—	363	—	2	—	—	—	2
Restricted stock awards, net of shares forfeited	18,000	—	18,000	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	605	—	—	—	605
Cash dividends declared	—	—	—	—	—	—	(2,225)	—	(2,225)
Comprehensive income:
Net income	—	—	—	—	—	—	10,991	—	10,991
Change in unrealized gain on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	3,871	—	—	3,871

Balance at March 31, 2014	32,373,002	(577,894)	31,795,108	$257	$553,067	$(5,509)	$(64,446)	$(69,858)	$413,511

Balance at January 1, 2015	32,488,097	(577,894)	31,910,203	$257	$554,904	$463	$(32,379)	$(69,858)	$453,387
Exercises of stock options	19,581	—	19,581	—	278	—	—	—	278
Restricted stock awards, net of shares forfeited	3,850	—	3,850	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	528	—	—	—	528
Cash dividends declared	—	—	—	—		—	(3,513)	—	(3,513)
Comprehensive income:
Net income	—	—	—	—	—	—	11,054	—	11,054
Change in unrealized loss on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	5,736	—	—	5,736

Balance at March 31, 2015	32,511,528	(577,894)	31,933,634	$257	$555,710	$6,199	$(24,838)	$(69,858)	$467,470

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$11,054	$10,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,441	1,556
Share-based compensation expense	528	605
Negative provision for credit losses	(1,985)	(3,300)
Gain on sales of investment securities	(2,184)	(1,421)
Gain on sales of loans	(1,684)	(547)
Disposition gains on PCI loans	(881)	—
Loss on sales of other real estate owned	—	2
Valuation adjustment on OREO	(215)	—
Origination of loans held for sale	(23,108)	(6,354)
Proceeds from sales of SBA loans guaranteed portion	21,996	6,626
Change in accrued interest receivable	511	(52)
Change in FDIC loss sharing liability	(1,531)	—
Change in bank-owned life insurance	(253)	(223)
Change in prepaid expenses	(1,246)	(847)
Change in other assets	989	7,388
Change in income tax assets	(6,230)	7,534
Change in accrued interest payable	47	(47)
Change in other liabilities	(6,256)	1,354

Net cash (used in) provided by operating activities	(5,007)	23,265

Cash flows from investing activities:
Proceeds from matured or called securities available for sale	34,613	13,049
Proceeds from sales of securities available for sale	176,848	85,234
Proceeds from sales of other real estate owned	4,038	734
Proceeds from liquidation on bank-owned life insurance	1,323	—
Change in loans receivable	13,611	(40,728)
Purchases of securities available for sale	—	(55,751)
Purchases of premises and equipment	(903)	(120)
Purchases of loans receivable	(43,979)	—
Purchases of FRB stock	(1)	—

Net cash provided by investing activities	185,550	2,418

Cash flows from financing activities:
Change in deposits	(4,070)	(5,745)
Change in short-term FHLB advances	(150,000)	4,899
Redemption of rescinded stock obligation	(783)	—
Proceeds from exercise of stock options	278	190
Cash dividends paid	(2,234)	—

Net cash used in financing activities	(156,809)	(656)

Net increase in cash and cash equivalents	23,734	25,027
Cash and cash equivalents at beginning of year	158,320	179,357

Cash and cash equivalents at end of period	$182,054	$204,384

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,934	$3,316
Income taxes	$13,172	$16
Non-cash activities:
Transfer of loans receivable to other real estate owned	$627	$—
Conversion of stock warrants into common stock	$—	$2
Income tax expense related to items of other comprehensive income	$(4,123)	$(2,807)
Change in unrealized gain in accumulated other comprehensive income	$(12,043)	$(8,099)
Cash dividends declared	$(3,513)	$(2,225)

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three months ended March 31, 2015 and 2014

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

On August 31, 2014, Hanmi Financial completed its acquisition of Central Bancorp, Inc., a Texas corporation (“CBI”). See “Note 2 — Acquisition” and “Note 6 — Loans” for accounting policies regarding purchased loans. During the second quarter of 2014, we sold two subsidiaries, Chun-Ha Insurance Services, Inc., a California corporation (“Chun-Ha”), and All World Insurance Services, Inc., a California corporation (“All World”). See “Note 4 — Sale of Insurance Subsidiaries and Discontinued Operations.”

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended March 31, 2015, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Annual Report on Form 10-K”).

The preparation of interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates subject to change include, among other items, the fair value estimates of assets acquired and liabilities assumed in the CBI acquisition as discussed in “Note 2 – Acquisition.” The acquired assets and assumed liabilities of CBI were measured at their estimated fair values. The Company made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and assumed liabilities.

Descriptions of our significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in our 2014 Annual Report on Form 10-K. During the second quarter of 2014, we adopted an accounting policy related to accounting for investments in low-income housing tax credit according to Financial Accounting Standards Board (“FASB”) ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. See “Note 3 — Accounting for Investments in Qualified Affordable Housing Projects.”

Note 2 — Acquisition

Acquisition of Central Bancorp, Inc.

On August 31, 2014, Hanmi Financial completed its acquisition of CBI, the parent company of United Central Bank (“UCB”). In the merger with CBI, each share of CBI common stock was exchanged for $17.64 per share or $50 million in the aggregate. In addition, Hanmi Financial paid $28.7 million to redeem CBI preferred stock immediately prior to the consummation of the merger. The merger consideration was funded from consolidated cash of Hanmi Financial. At August 31, 2014, CBI had total assets, liabilities and net assets of $1.27 billion, $1.17 billion and $93.3 million, respectively. Total loans and deposits were $297.3 million and $1.1 billion, respectively, at August 31, 2014.

CBI was headquartered in Garland, Texas and through UCB, operated 23 branch locations within Texas, Illinois, Virginia, New York, New Jersey and California. The combined companies operate as Hanmi Financial Corporation and Hanmi Bank, respectively, with banking operations under the Hanmi Bank brand. Following the acquisition, Hanmi Bank has expanded its geographic presence through a network of 49 branches located throughout the United States. The acquisition was accounted for under the acquisition method of accounting pursuant to ASC 805, Business Combinations. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. The Company made significant estimates and exercised significant judgment in estimating the fair values and accounting for such acquired assets and assumed liabilities. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. The fair values are based on provisional valuation estimates of the fair values of the acquired assets and assumed liabilities. The valuation of acquired loans, income taxes and the core deposit intangibles are based on a preliminary estimate and are subject to change as the provisional amounts are finalized. Such changes to the preliminary estimates during the measurement period are recorded as retrospective adjustments to the consolidated financial statements. During the measurement period, the Company identified retrospective adjustments to certain of the provisional amounts recorded that had the net effect of increasing the bargain purchase gain, net of deferred taxes by $8.0 million.

The following table presents the purchase price allocation reported as of the acquisition date:

(In thousands)
Consideration paid:
CBI stockholders	$50,000
Redemption of preferred and cumulative unpaid dividends	28,675

78,675
Assets acquired:
Cash and cash equivalents	197,209
Securities available for sale	663,497
Loans	297,272
Premises and equipment	17,925
Other real estate owned	25,952
Income tax assets, net	12,011
Core deposit intangible	2,213
FDIC loss sharing assets	11,413
Bank-owned life insurance	18,296
Servicing assets	7,497
Other assets	14,636

Total assets acquired	1,267,921
Liabilities assumed:
Deposits	1,098,997
Subordinated debentures	18,473
Rescinded stock obligation	15,485
FHLB advances	10,000
Servicing liabilities	6,039
Other liabilities	25,675

Total liabilities assumed	1,174,669

Total identifiable net assets	$93,252

Bargain purchase gain, net of deferred taxes	$14,577

The provisional application of the acquisition method of accounting resulted in a bargain purchase gain of $14.6 million. The operations of CBI are included in our operating results since the acquisition date. Acquisition-related costs of $6.6 million for the year ended December 31, 2014 were expensed as incurred as merger and integration costs. These expenses are comprised primarily of system conversion costs and professional fees. For the three months ended March 31, 2015, acquisition-related costs of $1.6 million were expensed as incurred as merger and integration costs. The $297.3 million estimated fair value of loans acquired from CBI was determined by utilizing a discounted cash flow methodology considering credit and interest rate risk. Cash flows were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a current market rate for similar loans. There was no carryover of CBI’s allowance for loan losses associated with the loans acquired as loans were initially recorded at fair value.

The following table summarizes the accretable yield on the purchased credit impaired loans acquired from the CBI merger at August 31, 2014.

(In thousands)
Undiscounted contractual cash flows	$93,623
Nonaccretable discount	(17,421)

Undiscounted cash flow to be collected	76,202
Estimated fair value of PCI loans	65,346

Accretable yield	$10,856

The core deposit intangible (“CDI”) of $2.2 million was recognized for the core deposits acquired from CBI. The CDI is amortized over its useful life of approximately ten years on an accelerated basis and reviewed for impairment at least quarterly. The amortization expense for the three months ended March 31, 2015 was $95,000.

The fair value of savings and transactional deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Expected cash flows were utilized for the fair value calculation of the certificates of deposit based on the contractual terms of the certificates of deposit and the cash flows were discounted based on a current market rate for certificates of deposit with corresponding maturities. The premium for certificates of deposit was $7.4 million with $1.6 million amortized for the three months ended March 31, 2015.

The fair value of subordinated debentures was determined by estimating projected future cash flows and discounting them at a market rate of interest. A discount of $8.3 million was recognized for subordinated debentures, which will be amortized over their contractual term. The amortization for the three months ended March 31, 2015 was $38,000.

Unaudited Pro Forma Results of Operations

The following table presents our unaudited pro forma results of operations for the periods presented as if the CBI acquisition had been completed on January 1, 2014. The unaudited pro forma results of operations include the historical accounts of Hanmi Financial and CBI and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had the CBI acquisition been completed at the beginning of 2014. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Pro forma revenues (net interest income plus noninterest income)	$53,531	$56,245
Pro forma net income from continuing operations	$12,611	$16,280
Pro forma earnings per share from continuing operations:
Basic	$0.40	$0.51
Diluted	$0.39	$0.51

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

The cumulative effect of the retrospective application of this accounting principle as of January 1, 2012 was a negative $1.1 million. Net incomes for the three months ended March 31, 2014 decreased $44,000 due to the change in accounting principle.

The following tables present the effect of the retrospective application of this change in accounting principle on the Company’s Consolidated Balance Sheets, Statements of Income and Statement of Cash Flows for the respective periods:

Hanmi Financial Corporations and Subsidiaries

Consolidated Balance Sheet (Unaudited)

	As of March 31, 2014
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands)
Assets
Cash and cash equivalents	$204,384	$—	$204,384
Securities available for sale	520,990	—	520,990
Loans receivable	2,221,520	—	2,221,520
Income tax assets	53,227	273	53,500
Other assets	96,841	(1,477)	95,364

Total assets	$3,096,962	$(1,204)	$3,095,758

Liabilities and stockholders’ equity
Liabilities	$2,682,247	$—	$2,682,247
Stockholders’ equity	414,715	(1,204)	413,511

Total liabilities and stockholders’ equity	$3,096,962	$(1,204)	$3,095,758

Hanmi Financial Corporations and Subsidiaries

Consolidated Statements of Income (Unaudited)

	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands, except per share data)
For the Three Months Ended March 31, 2014
Interest and dividend income	$30,367	$—	$30,367
Interest expense	3,269	—	3,269
Negative provision for credit losses	(3,300)	—	(3,300)

Net interest income	30,398	—	30,398
Noninterest income	6,214	—	6,214
Noninterest expense	17,961	(162)	17,799

Income before provision for income taxes	18,651	162	18,813
Provision for income taxes	7,638	206	7,844

Income from continuing operations	$11,013	$(44)	$10,969

Earnings per share from continuing operations
Basic	$0.35	$—	$0.35
Diluted	$0.35	$(0.01)	$0.34

Hanmi Financial Corporations and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands)
For the Three Months Ended March 31, 2014
Cash flows from operating activities:
Net income	$11,035	$(44)	$10,991
Total adjustment in net income	12,230	44	12,274

Net cash provided by operating activities	23,265	—	23,265
Cash flows from investing activities:
Net cash provided by investing activities	2,418	—	2,418
Cash flows from financing activities:
Net cash used in financing activities	(656)	—	(656)

Net increase in cash and cash equivalents	25,027	—	25,027
Cash and cash equivalents at beginning of period	179,357	—	179,357

Cash and cash equivalents at end of period	$204,384	$—	$204,384

The Bank determined that there were no events or changes in circumstances indicating that it is more likely than not that the carrying amount of the investment will not be realized. Therefore, no impairment was recognized as of March 31, 2015 or December 31, 2014. The investment in low income housing was $20.7 million and $21.3 million as of March 31, 2015 and December 31, 2014, respectively. The Bank’s unfunded commitments related to low income housing investments were $9.9 million and $11.9 million as of March 31, 2015 and December 31, 2014, respectively. The Bank recognized $584,000 and $171,000 as a component of income tax expense during the three months ended March 31, 2015 and 2014, respectively, and tax credits and other benefits received from the tax expenses were $829,000 and $255,000 during the three months ended March 31, 2015 and 2014, respectively.

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

The sale resulted in a $51,000 gain, offset by a $470,000 capital gain tax, a $14,000 operating loss and an $11,000 income tax expense. Consequently, the net loss from discontinued operations for the second quarter of 2014 was $444,000, or $0.01 per diluted share. For the three months ended March 31, 2014, the discontinued operations generated noninterest income, primarily in the line item for insurance commissions, of $1.4 million and incurred noninterest expense of $1.4 million in various line items.

Summarized financial information for our discontinued operations related to Chun-Ha and All World are as follows:

March 31, 2014
(In thousands)
Cash and cash equivalents	$1,628
Premises and equipment, net	73
Other intangible assets, net	1,130
Other assets	2,764

Total assets	$5,595

Income tax payable	$1,319
Accrued expenses and other liabilities	1,785

Total liabilities	$3,104

Net assets of discontinued operations	$2,491

Three Months Ended March 31, 2014
(In thousands)
Noninterest income	$37
Provision for income taxes	15

Net income from discontinued operations	$22

Note 5 — Investment Securities

The following is a summary of investment securities available for sale as of March 31, 2015 and December 31, 2014:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(In thousands)
March 31, 2015
Mortgage-backed securities (1) (2)	$485,112	$8,329	$545	$492,896
Collateralized mortgage obligations (1)	164,163	1,719	477	165,405
U.S. government agency securities	63,967	12	624	63,355
SBA loan pool securities	75,236	70	279	75,027
Municipal bonds-tax exempt	3,604	72	—	3,676
Municipal bonds-taxable	16,562	561	81	17,042
Corporate bonds	17,018	14	48	16,984
U.S. treasury securities	162	1	—	163
Other securities	22,916	260	76	23,100
Equity securities	450	—	34	416

Total securities available for sale	$849,190	$11,038	$2,164	$858,064

December 31, 2014
Mortgage-backed securities (1) (2)	$571,678	$2,811	$1,203	$573,286
Collateralized mortgage obligations (1)	188,704	417	1,074	188,047
U.S. government agency securities	129,857	172	1,822	128,207
SBA loan pool securities	109,983	52	588	109,447
Municipal bonds-tax exempt	4,319	71	—	4,390
Municipal bonds-taxable	16,615	398	91	16,922
Corporate bonds	17,018	2	72	16,948
U.S. treasury securities	163	—	—	163
Other securities	22,916	57	80	22,893
Equity securities	450	—	36	414

Total securities available for sale	$1,061,703	$3,980	$4,966	$1,060,717

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities
(2)	A portion of the mortgage-backed securities is comprised of home mortgage-backed securities backed by home equity conversion mortgages

The amortized cost and estimated fair value of investment securities as of March 31, 2015, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2064, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Within one year	$11,995	$11,948
Over one year through five years	11,341	11,363
Over five years through ten years	88,960	89,001
Over ten years	64,253	63,935
Mortgage-backed securities	485,112	492,896
Collateralized mortgage obligations	164,163	165,405
Other securities	22,916	23,100
Equity securities	450	416

Total	$849,190	$858,064

FASB ASC 320, Investments – Debt and Equity Securities, requires us to periodically evaluate our investments for other-than-temporary impairment (“OTTI”). There was no OTTI charge during the three months ended March 31, 2015.

Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of March 31, 2015 and December 31, 2014:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(In thousands, except number of securities)
March 31, 2015
Mortgage-backed securities	$88	$29,430	13	$457	$23,906	9	$545	$53,336	22
Collateralized mortgage obligations	51	34,752	9	426	30,146	12	477	64,898	21
U.S. government agency securities	127	23,864	9	497	30,480	10	624	54,344	19
SBA loan pool securities	12	14,781	3	267	11,837	4	279	26,618	7
Municipal bonds-taxable	2	1,517	2	79	802	1	81	2,319	3
Corporate bonds	—	—	—	48	7,947	2	48	7,947	2
Other securities	—	—	—	76	949	3	76	949	3
Equity Securities	34	216	1	—	—	—	34	216	1

Total	$314	$104,560	37	$1,850	$106,067	41	$2,164	$210,627	78

December 31, 2014
Mortgage-backed securities	$288	$102,704	21	$915	$50,625	19	$1,203	$153,329	40
Collateralized mortgage obligations	350	78,191	21	724	33,308	13	1,074	111,499	34
U.S. government agency securities	—	5,000	1	1,822	73,142	26	1,822	78,142	27
SBA loan pool securities	155	85,062	15	433	11,975	4	588	97,037	19
Municipal bonds-taxable	—	—	—	91	5,538	5	91	5,538	5
Corporate bonds	4	5,021	1	68	7,925	2	72	12,946	3
Other securities	—	—	—	80	1,945	4	80	1,945	4
Equity Securities	36	214	1	—	—	—	36	214	1

Total	$833	$276,192	60	$4,133	$184,458	73	$4,966	$460,650	133

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2015 and December 31, 2014 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of March 31, 2015 and December 31, 2014. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

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

The Company does not intend to sell these securities and it is more likely than not that we will not be required to sell the investments before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of March 31, 2015 and December 31, 2014 were not other-than-temporarily impaired, and therefore, no impairment charges as of March 31, 2015 and December 31, 2014 were warranted.

Realized gains and losses on sales of investment securities and proceeds from sales of investment securities were as follows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Gross realized gains on sales of investment securities	$2,194	$1,421
Gross realized losses on sales of investment securities	(10)	—

Net realized gains on sales of investment securities	$2,184	$1,421

Proceeds from sales of investment securities	$176,848	$85,234

For the three months ended March 31, 2015, there was a $2.2 million gain in earnings resulting from the sale of investment securities that had previously been recorded as net unrealized gains of $535,000 in comprehensive income. For the three months ended March 31, 2014, there was a $1.4 million net gain in earnings resulting from the sale of investment securities that had previously been recorded as net unrealized gains of $59,000 in comprehensive income.

Investment securities available for sale with market values of $73.5 million and $76.2 million as of March 31, 2015 and December 31, 2014, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

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

Purchased loans, which are loans we have acquired through our acquisition of other banks, are stated at the principal amount outstanding, net of unearned discounts or unamortized premiums. All loans acquired in our acquisitions are initially measured and recorded at their fair value on the acquisition date. A component of the initial fair value measurement is an estimate of the credit losses over the life of the purchased loans. Purchased loans are also evaluated for impairment as of the acquisition date and are accounted for as “acquired non-impaired” or “purchased credit impaired” loans.

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

Purchased credit impaired (“PCI”) loans are accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that we would be unable to collect all contractually required payments. We apply PCI loan accounting when we acquire loans deemed to be impaired.

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

Real estate loans are loans secured by liens or interest in real estate, to provide purchase, construction, and refinance on real estate properties. Commercial and industrial loans consist of commercial term loans, commercial lines of credit, and Small Business Administration (“SBA”) loans. Consumer loans consist of auto loans, personal loans, and home equity lines of credit. We maintain management loan review and monitoring departments that review and monitor pass graded loans as well as problem loans to prevent further deterioration.

The majority of the Bank’s loan portfolio consists of commercial real estate, and commercial and industrial loans. The Bank has been diversifying and monitoring commercial real estate loans based on property types, tightening underwriting standards and portfolio liquidity and management, and has not exceeded certain specified limits set forth in the Bank’s loan policy.

Loans Receivable

Loans receivable consisted of the following as of the dates indicated:

	March 31, 2015			December 31, 2014
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(In thousands)
Real estate loans:
Commercial property (1)
Retail	$679,938	$10,565	$690,503	$675,072	$8,535	$683,607
Hotel/motel	481,960	11,720	493,680	454,499	7,682	462,181
Gas station	346,798	6,441	353,239	362,240	7,745	369,985
Other	820,707	10,174	830,881	842,126	5,796	847,922
Construction	15,123	—	15,123	9,517	—	9,517
Residential property	154,797	1,716	156,513	120,932	14,371	135,303

Total real estate loans	2,499,323	40,616	2,539,939	2,464,386	44,129	2,508,515
Commercial and industrial loans:
Commercial term	116,252	281	116,533	116,073	327	116,400
Commercial lines of credit	97,761	—	97,761	93,860	—	93,860
International loans	36,338	—	36,338	38,929	—	38,929

Total commercial and industrial loans	250,351	281	250,632	248,862	327	249,189
Consumer loans	25,942	44	25,986	27,512	45	27,557

Total gross loans	2,775,616	40,941	2,816,557	2,740,760	44,501	2,785,261
Allowance for loans losses	(51,515)	(1,436)	(52,951)	(51,640)	(1,026)	(52,666)
Deferred loan costs	3,474	—	3,474	3,237	—	3,237

Loans receivable, net	$2,727,575	$39,505	$2,767,080	$2,692,357	$43,475	$2,735,832

(1)	Includes owner-occupied property loans of $1.14 billion and $1.12 billion as of March 31, 2015 and December 31, 2014, respectively.

Accrued interest on loans receivable was $6.2 million and $6.4 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, loans receivable totaling $802.0 million and $840.0 million, respectively, were pledged to secure advances from the FHLB and the FRB’s Federal Reserve discount window.

The following table details the information on the sales and reclassifications of loans receivable to loans held for sale (excluding PCI loans) by portfolio segment for the three months ended March 31, 2015 and 2014:

	Real Estate	Commercial and Industrial	Consumer	Total Non-PCI
	(In thousands)
March 31, 2015
Balance at beginning of period	$3,323	$2,128	$—	$5,451
Origination of loans held for sale	16,927	6,181	—	23,108
Sales of loans held for sale	(13,014)	(6,840)	—	(19,854)
Principal payoffs and amortization	(10)	(18)	—	(28)

Balance at end of period	$7,226	$1,451	$—	$8,677

March 31, 2014
Balance at beginning of period	$—	$—	$—	$—
Origination of loans held for sale	6,269	85	—	6,354
Sales of loans held for sale	(5,874)	(84)	—	(5,958)
Principal payoffs and amortization	(5)	(1)	—	(6)

Balance at end of period	$390	$—	$—	$390

For the three months ended March 31, 2015, there was no reclassification of Non-PCI loans receivable as Non-PCI loans held for sale, and Non-PCI loans held for sale of $19.9 million were sold. In addition, there was no reclassification from Non-PCI loans held for sale to Non-PCI loans receivable for the three months ended March 31, 2015. For the three months ended March 31, 2014, there was no reclassification of Non-PCI loans receivable as Non-PCI loans held for sale, and Non-PCI loans held for sale of $6.0 million were sold. In addition, there was no reclassification from Non-PCI loans held for sale to Non-PCI loans receivable for the three months ended March 31, 2014.

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	March 31, 2015			March 31 2014
	Non-PCI Loans	PCI Loans	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$51,640	$1,026	$52,666	$57,555
Charge-offs	(34)	(52)	(86)	(1,604)
Recoveries on loans previously charged off	1,692	352	2,044	4,251

Net loan recoveries (charge-offs)	1,658	300	1,958	2,647
(Negative provision) provision charged to operating expense	(1,783)	110	(1,673)	(3,609)

Balance at end of period	$51,515	$1,436	$52,951	$56,593

Allowance for off-balance sheet items:
Balance at beginning of period	$1,366	$—	$1,366	$1,248
(Negative provision) provision charged to operating expense	(312)	—	(312)	309

Balance at end of period	$1,054	$—	$1,054	$1,557

The allowance for off-balance sheet items is maintained at a level believed to be sufficient to absorb probable losses related to these unfunded credit facilities. The determination of the allowance adequacy is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of March 31, 2015 and 2014, the allowance for off-balance sheet items amounted to $1.1 million and $1.6 million, respectively. Net adjustments to the allowance for off-balance sheet items are included in the provision for credit losses.

The following table details the information on the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
March 31, 2015
Allowance for loan losses on Non-PCI loans:
Beginning balance	$41,194	$9,142	$220	$1,084	$51,640
Charge-offs	—	(34)	—	—	(34)
Recoveries on loans previously charged off	32	1,660	—	—	1,692
(Negative provision) provision	1,324	(2,982)	(35)	(90)	(1,783)

Ending balance	$42,550	$7,786	$185	$994	$51,515

Ending balance: individually evaluated for impairment	$3,386	$1,913	$—	$—	$5,299

Ending balance: collectively evaluated for impairment	$39,164	$5,873	$185	$994	$46,216

Non-PCI loans receivable:
Ending balance	$2,499,323	$250,351	$25,942	$—	$2,775,616

Ending balance: individually evaluated for impairment	$33,537	$11,570	$1,823	$—	$46,930

Ending balance: collectively evaluated for impairment	$2,465,786	$238,781	$24,119	$—	$2,728,686

Allowance for loan losses on PCI loans:
Beginning balance	$895	$131	$—	$—	$1,026
Charge-offs	(52)	—	—	—	(52)
Recoveries on loans previously charged off	—	352	—	—	352
Provision	475	(365)	—	—	110

Ending balance: acquired with deteriorated credit quality	$1,318	$118	$—	$—	$1,436

PCI loans receivable:
Ending balance: acquired with deteriorated credit quality	$40,633	$282	$44	$—	$40,959

March 31, 2014
Allowance for loan losses on Non-PCI loans :
Beginning balance	$43,550	$11,287	$1,427	$1,291	$57,555
Charge-offs	(1,128)	(422)	(54)	—	(1,604)
Recoveries on loans previously charged off	2,918	1,321	12	—	4,251
Provision (negative provision)	(1,110)	(1,761)	(752)	14	(3,609)

Ending balance	$44,230	$10,425	$633	$1,305	$56,593

Ending balance: individually evaluated for impairment	$1,029	$3,973	$117	$—	$5,119

Ending balance: collectively evaluated for impairment	$43,201	$6,452	$516	$1,305	$51,474

Non-PCI loans receivable:
Ending balance	$2,027,914	$219,102	$29,356	$—	$2,276,372

Ending balance: individually evaluated for impairment	$34,294	$14,503	$1,553	$—	$50,350

Ending balance: collectively evaluated for impairment	$1,993,620	$204,599	$27,803	$—	$2,226,022

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

Under regulatory guidance, loans graded special mention or worse are considered criticized loans and loans graded substandard or worse are considered classified loans.

As of March 31, 2015 and December 31, 2014, pass/pass-watch, special mention and classified loans (excluding PCI loans), disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total
		(In thousands)
March 31, 2015
Real estate loans:
Commercial property
Retail	$658,292	$12,141	$9,505	$679,938
Hotel/motel	425,710	42,938	13,312	481,960
Gas station	330,319	9,861	6,618	346,798
Other	800,758	9,087	10,862	820,707
Construction	15,123	—	—	15,123
Residential property	152,673	—	2,124	154,797
Commercial and industrial loans:
Commercial term	106,066	1,089	9,097	116,252
Commercial lines of credit	95,482	—	2,279	97,761
International loans	35,987	152	199	36,338
Consumer loans	23,674	121	2,147	25,942

Total Non-PCI loans	$2,644,084	$75,389	$56,143	$2,775,616

December 31, 2014
Real estate loans:
Commercial property
Retail	$654,360	$18,013	$2,699	$675,072
Hotel/motel	397,437	46,365	10,697	454,499
Gas station	345,775	8,899	7,566	362,240
Other	822,037	9,543	10,546	842,126
Construction	9,517	—	—	9,517
Residential property	118,688	66	2,178	120,932
Commercial and industrial loans:
Commercial term	106,326	1,225	8,522	116,073
Commercial lines of credit	92,312	993	555	93,860
International loans	36,121	252	2,556	38,929
Consumer loans	25,313	131	2,068	27,512

Total Non-PCI loans	$2,607,886	$85,487	$47,387	$2,740,760

The following is an aging analysis of gross loans (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Accruing 90 Days or More Past Due
				(In thousands)
March 31, 2015
Real estate loans:
Commercial property
Retail	$1,943	$6,031	$2,950	$10,924	$669,014	$679,938	$—
Hotel/motel	2,659	—	3,421	6,080	475,880	481,960	—
Gas station	580	480	4,088	5,148	341,650	346,798	—
Other	1,770	278	3,544	5,592	815,115	820,707	—
Construction	—	—	—	—	15,123	15,123	—
Residential property	—	—	547	547	154,250	154,797	—
Commercial and industrial loans:
Commercial term	(30)	87	3,062	3,119	113,133	116,252	—
Commercial lines of credit	1,407	—	819	2,226	95,535	97,761	—
International loans	131	—	—	131	36,207	36,338	—
Consumer loans	—	239	348	587	25,355	25,942	—

Total Non-PCI loans	$8,460	$7,115	$18,779	$34,354	$2,741,262	$2,775,616	$—

December 31, 2014
Real estate loans:
Commercial property
Retail	$1,554	$281	$1,920	$3,755	$671,317	$675,072	$—
Hotel/motel	1,531	2,340	433	4,304	450,195	454,499	—
Gas station	2,991	1,113	353	4,457	357,783	362,240	—
Other	1,674	2,156	1,142	4,972	837,154	842,126	—
Construction	—	—	—	—	9,517	9,517	—
Residential property	167	—	687	854	120,078	120,932	—
Commercial and industrial loans:
Commercial term	1,107	490	2,847	4,444	111,629	116,073	—
Commercial lines of credit	—	—	227	227	93,633	93,860	—
International loans	200	—	—	200	38,729	38,929	—
Consumer loans	489	349	248	1,086	26,426	27,512	—

Total Non-PCI loans	$9,713	$6,729	$7,857	$24,299	$2,716,461	$2,740,760	$—

Impaired Loans

Loans are considered impaired when nonaccrual and principal or interest payments have been contractually past due for 90 days or more, unless the loan is both well-collateralized and in the process of collection; or they are classified as Troubled Debt Restructuring (“TDR”) loans because, due to the financial difficulties of the borrowers, we have granted concessions to the borrowers we would not otherwise consider; or when current information or events make it unlikely to collect in full according to the contractual terms of the loan agreements; or there is a deterioration in the borrower’s financial condition that raises uncertainty as to timely collection of either principal or interest; or full payment of both interest and principal is in doubt according to the original contractual terms.

We evaluate loan impairment in accordance with applicable GAAP. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less estimated costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency is either charged off against the allowance for loan losses or we establish a specific allocation in the allowance for loan losses. Additionally, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan losses required for the period.

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
			(In thousands)
March 31, 2015
Real estate loans:
Commercial property
Retail	$5,963	$6,133	$3,496	$2,467	$189	$5,990	$72
Hotel/motel	6,228	6,910	4,974	1,254	2,767	6,272	182
Gas station	7,968	8,608	7,527	441	137	7,993	93
Other	10,291	11,896	9,120	1,171	293	10,254	208
Residential property	3,087	3,242	3,087	—	—	3,102	32
Commercial and industrial loans:
Commercial term	8,147	8,716	3,912	4,235	1,881	8,078	99
Commercial lines of credit	2,092	2,210	442	1,650	8	2,439	7
International loans	1,331	1,331	767	563	24	1,360	—
Consumer loans	1,823	2,005	1,823	—	—	1,830	17

Total Non-PCI loans	$46,930	$51,051	$35,148	$11,781	$5,299	$47,318	$710

December 31, 2014
Real estate loans:
Commercial property
Retail	$4,436	$4,546	$1,938	$2,498	$220	$5,373	$251
Hotel/motel	5,835	6,426	4,581	1,254	1,828	4,583	398
Gas station	8,974	9,594	8,526	448	150	11,281	787
Other	10,125	11,591	8,890	1,235	319	10,579	885
Residential property	3,127	3,268	3,127	—	—	2,924	115
Commercial and industrial loans:
Commercial term	7,614	8,133	2,999	4,615	2,443	9,458	566
Commercial lines of credit	466	575	466	—	—	1,205	66
International loans	3,546	3,546	2,628	918	286	1,736	33
Consumer loans	1,742	1,907	1,742	—	—	1,651	59

Total Non-PCI loans	$45,865	$49,586	$34,897	$10,968	$5,246	$48,790	$3,160

The following is a summary of interest foregone on impaired loans (excluding PCI loans) for the periods indicated:

	Three Months Ended
	March 31	March 31
	2015	2014
	(In thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$740	$1,213
Less: Interest income recognized on impaired loans	(710)	(764)

Interest foregone on impaired loans	$30	$449

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

The following table details nonaccrual loans (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	March 31	December 31
	2015	2014
	(In thousands)
Real estate loans:
Commercial property
Retail	$3,988	$2,160
Hotel/motel	4,431	3,835
Gas station	5,023	3,478
Other	5,548	4,961
Residential property	1,537	1,588
Commercial and industrial loans:
Commercial term	5,867	7,052
Commercial lines of credit	1,041	466
Consumer loans	1,823	1,742

Total nonaccrual Non-PCI loans	$29,258	$25,282

The following table details nonperforming assets (excluding PCI loans) as of the dates indicated:

	March 31	December 31
	2015	2014
	(In thousands)
Nonaccrual Non-PCI loans	$29,258	$25,282
Loans 90 days or more past due and still accruing	—	—

Total nonperforming Non-PCI loans	29,258	25,282
Other real estate owned	12,114	15,790

Total nonperforming assets	$41,372	$41,072

As of March 31, 2015, OREOs consisted of nineteen properties with a combined carrying value of $12.1 million. Of the $12.1 million, $11.8 million were OREOs acquired in the CBI acquisition or were obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date. As of December 31, 2014, OREOs consisted of twenty-five properties with a combined carrying value of $15.8 million. Of the $15.8 million, $15.3 million were OREOs acquired in the CBI acquisition or were obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date.

Troubled Debt Restructuring

The following table details TDRs (excluding PCI loans), disaggregated by concession type and by loan type, as of March 31, 2015 and December 31, 2014:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
					(In thousands)
March 31, 2015
Real estate loans:
Commercial property
Retail	$—	$—	$—	$2,003	$2,003	$304	$—	$—	$—	$304
Hotel/motel	1,073	(64)	—	—	1,009	1,802	—	—	—	1,802
Gas station	3,033	—	—	—	3,033	352	—	—	—	352
Other	932	1,766	407	20	3,125	2,318	—	771	1,373	4,462
Residential property	729	—	—	—	729	—	—	—	306	306
Commercial and industrial loans:
Commercial term	12	(3)	2,507	1,632	4,148	53	223	481	1,533	2,290
Commercial lines of credit	220	—	124	98	442	1,650	—	—	—	1,650
International loans	—	—	—	—	—	—	—	199	—	199
Consumer loans	—	—	127	—	127	—	—	—	—	—

Total Non-PCI loans	$5,999	$1,699	$3,165	$3,753	$14,616	$6,479	$223	$1,451	$3,212	$11,365

December 31, 2014
Real estate loans:
Commercial property
Retail	$—	$—	$—	$2,032	$2,032	$306	$—	$—	$—	$306
Hotel/motel	1,115	(53)	—	—	1,062	1,807	—	—	—	1,807
Gas station	1,075	—	—	—	1,075	2,335	—	—	—	2,335
Other	943	1,498	433	24	2,898	2,343	—	782	1,372	4,497
Residential property	742	—	—	—	742	—	—	—	308	308
Commercial and industrial loans:
Commercial term	14	(1)	2,556	1,481	4,050	57	226	567	1,358	2,208
Commercial lines of credit	227	—	126	113	466	2,156	—	—	—	2,156
International loans	—	—	—	—	—	—	—	200	—	200
Consumer loans	—	—	131	—	131	—	—	—	—	—

Total Non-PCI loans	$4,116	$1,444	$3,246	$3,650	$12,456	$9,004	$226	$1,549	$3,038	$13,817

As of March 31, 2015 and December 31, 2014, total TDRs, excluding loans held for sale, were $26.0 million and $26.3 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for three months or more. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.

At March 31, 2015 and December 31, 2014, TDRs, excluding loans held for sale, were subjected to specific impairment analysis, and $2.2 million and $2.9 million, respectively, of reserves relating to these loans were included in the allowance for loan losses.

The following table details TDRs (excluding PCI loans), disaggregated by loan class, for the three months ended March 31, 2015 and 2014:

	March 31, 2015			March 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(In thousands, except number of loans)
Real estate loans:
Commercial property
Other (1)	—	$—	$—	1	$943	$943
Commercial and industrial loans:
Commercial term (2)	4	543	508	5	829	788
Commercial lines of credit (3)	—	—	—	1	250	242

Total Non-PCI loans	4	$543	$508	7	$2,022	$1,973

(1)	Includes a modification of $943,000 through a payment deferral for the three months ended March 31, 2014.
(2)	Includes modifications of $508,000 through extensions of maturity for the three months ended March 31, 2015, and modifications of $491,000 through a payment deferral, $107,000 through reductions of principal or accrued interest and $190,000 through an extension of maturity for the three months ended March 31, 2014
(3)	Includes a modification of $242,000 through a payment deferral for the three months ended March 31, 2014.

During the three months ended March 31, 2015, we restructured monthly payments on four loans, with a net carrying value of $508,000 as of March 31, 2015, through re-amortization. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

The following table details TDRs (excluding PCI loans) that defaulted subsequent to the modifications occurring within the previous twelve months, disaggregated by loan class, for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended
	March 31, 2015		March 31, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands, except number of loans)
Real estate loans:
Commercial property
Retail	1	$1,832	1	$310
Hotel/motel	—	—	1	1,000
Gas station	1	1,990	1	87
Other	1	379	2	481
Commercial and industrial loans:
Commercial term	—	—	1	53
Commercial lines of credit	1	124	—	—
Consumer loans	—	—	1	149

Total Non-PCI loans	4	$4,325	7	$2,080

Purchased Credit Impaired Loans

As part of the acquisition of CBI, the Company purchased loans for which there was, at acquisition, evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table summarizes the changes in carrying value of PCI loans during the year ended March 31, 2015:

	Carrying	Accretable
	Amount	Yield
	(In thousands)
Balance at January 1, 2015	$43,475	$(11,025)
Accretion	843	843
Payments received	(5,425)	—
Disposal/transfer to OREO	722	—
Changes in expected cash flows, net	—	376
Provision for credit losses	(110)	—

Balance at March 31, 2015	$39,505	$(9,806)

As of March 31, 2015, pass/pass-watch, special mention and classified PCI loans, disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total	Allowance	Total PCI Loans
			(In thousands)
March 31, 2015
Real estate loans:
Commercial property
Retail	$1,201	$168	$9,196	$10,565	$404	$10,161
Hotel/motel	252	—	11,468	11,720	146	11,574
Gas station	—	178	6,263	6,441	555	5,886
Other	—	—	10,174	10,174	167	10,007
Residential property	—	—	1,716	1,716	46	1,670
Commercial and industrial loans:
Commercial term	—	—	281	281	118	163
Consumer loans	—	—	44	44	—	44

Total PCI loans	$1,453	$346	$39,142	$40,941	$1,436	$39,505

December 31, 2014
Real estate loans:
Commercial property
Retail	$1,207	$219	$7,109	$8,535	$401	$8,134
Hotel/motel	—	—	7,682	7,682	99	7,583
Gas station	—	1,242	6,503	7,745	302	7,443
Other	—	—	5,796	5,796	65	5,731
Residential property	—	—	14,371	14,371	28	14,343
Commercial and industrial loans:
Commercial term	—	—	327	327	131	196
Consumer loans	—	—	45	45	—	45

Total PCI loans	$1,207	$1,461	$41,833	$44,501	$1,026	$43,475

Loans accounted for as PCI are generally considered accruing and performing loans as the accretable discount is accreted to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans are classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of March 31, 2015 and December 31, 2014, we had no PCI loans on nonaccrual status and included in the delinquency table below.

The following table presents a summary of the borrowers’ underlying payment status of PCI loans as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Allowance Amount	Total PCI Loans
				(In thousands)
March 31, 2015
Real estate loans:
Commercial property
Retail	$13	$—	$6,424	$6,437	$4,128	$10,565	$404	$10,161
Hotel/motel	—	—	6,801	6,801	4,919	11,720	146	11,574
Gas station	831	—	3,868	4,699	1,742	6,441	555	5,886
Other	62	—	9,719	9,781	393	10,174	167	10,007
Residential property	—	—	1,056	1,056	660	1,716	46	1,670
Commercial and industrial loans:
Commercial term	—	6	110	116	165	281	118	163
Consumer loans	—	16	28	44	—	44	—	44

Total PCI loans	$906	$22	$28,006	$28,934	$12,007	$40,941	$1,436	$39,505

December 31, 2014
Real estate loans:
Commercial property
Retail	$93	$287	$3,815	$4,195	$4,340	$8,535	$401	$8,134
Hotel/motel	312	—	2,490	2,802	4,880	7,682	99	7,583
Gas station	1,139	1,053	3,178	5,370	2,375	7,745	302	7,443
Other	—	—	5,235	5,235	561	5,796	65	5,731
Residential property	—	—	13,594	13,594	777	14,371	28	14,343
Commercial and industrial loans:
Commercial term	30	—	135	165	162	327	131	196
Consumer loans	—	17	28	45	—	45	—	45

Total PCI loans	$1,574	$1,357	$28,475	$31,406	$13,095	$44,501	$1,026	$43,475

Servicing Assets and liabilities

The changes in servicing assets for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Servicing assets:
Balance at beginning of period	$13,773	$6,833
Addition related to sale of SBA loans	617	200
Amortization	(1,069)	(474)

Balance at end of period	$13,321	$6,559

Servicing liabilities:
Balance at beginning of period	$5,971	$33
Amortization	(442)	(3)

Balance at end of period	$5,529	$30

At March 31, 2015 and 2014, we serviced loans sold to unaffiliated parties in the amounts of $486.1 million and $340.5 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

FDIC Loss Sharing Asset and Liability

The FDIC loss sharing asset related to the assumption of Single Family and Commercial Shared-Loss Agreement (“SLAs”) between CBI and the FDIC arising from the CBI’s acquisition of Mutual Bank. The loss sharing asset was measured at its fair value as of August 31, 2014 in conjunction with the acquisition of CBI. During the third quarter of 2014, the Bank submitted losses in excess of the stated reimbursement threshold of $611.0 million, increasing the reimbursable percentage to 95 from 80. The three-year recovery period on the Commercial Share-Loss Portfolio commenced on October 1, 2014. During this period, 95 percent of any recoveries of previously charged-off and reimbursed Commercial SLA loans need to be reimbursed to the FDIC, less any reasonable recovery costs incurred until cumulative submitted losses fall below the stated reimbursement threshold. As of March 31, 2015, the

FDIC loss sharing liability was related to $543,000 net payables to the FDIC, consisting of $935,000 of FDIC recoveries partially offset by $392,000 of reimbursable expense owed to the Bank. Of the $543,000 net payable to the FDIC, all activity is related to the non Single Family SLA Portfolio.

Note 7 — Income Taxes

The Company’s income tax expense for continuing operations was $7.5 million for the three months ended March 31, 2015, compared to $7.8 million for the same period in 2014. The effective income tax rate was 40.53 percent for the three months ended March 31, 2015, compared to 41.69 percent for the same period in 2014. The decrease in the effective tax rate for the three months ended March 31, 2015 was due mainly to an increased benefit from low income housing investment compared to the three months ended March 31, 2014. Management concluded that no valuation allowance is required for the deferred tax assets as of March 31, 2015.

As of March 31, 2015, the Company was subject to examinations by various federal and state tax authorities for the tax years ended December 31, 2004 through 2013. As of March 31, 2015, the Company was subjected to audits or examinations by the Internal Revenue Service for the 2009 tax year and the California Franchise Tax Board for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements due to the results of the audits.

Note 8 — Subordinated Debentures and Rescinded Stock Obligation

Subordinated Debentures

During the third quarter of 2014, the Company assumed CBI’s Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount will be amortized to interest expense over the remaining term. In December 2005, a trust was formed by CBI and issued $26.0 million Trust Preferred Securities (“TPS”) at 6.26 percent fixed rate for the first five years and a variable rate at the 3 month LIBOR plus 140 basis thereafter and invested the proceeds in Subordinated Debentures. The Subordinated Debentures will mature on December 31, 2035, however, the Bank may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. The discount amortization was $38,000 for the three months ended March 31, 2015.

Rescinded Stock Obligation

Hanmi Finanical assumed a rescinded stock obligation of $15.5 million and related accrued interest payable of $4.5 million at the closing date of the CBI acquisition. The obligation resulted from the issuance of CBI common shares that CBI was not legally authorized to issue in 2010 and 2009. Interest has been accrued on the obligation at statutory interest rates that vary from state to state. The rescinded stock obligation and accrued interest as of March 31, 2015 were $150,000 and $65,000, respectively, and were $933,000 and $288,000, respectively, as of December 31, 2014.

Note 9 — Stockholders’ Equity

Stock Warrants

As part of an agreement dated as of July 27, 2010 with Cappello Capital Corp., the placement agent in connection with our best efforts offering and the financial advisor in connection with our completed rights offering, we issued warrants to purchase 250,000 shares of our common stock for services performed. The warrants had an exercise price of $9.60 per share. According to the agreement, the warrants vested on October 14, 2010 and were exercisable until their expiration on October 14, 2015. The Company followed the guidance of FASB ASC Topic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Stock, which established a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Under GAAP, the issuer is required to measure the fair value of the equity instruments in the transaction as of the earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The fair value of the warrants at the date of issuance totaling $2.0 million was recorded as a liability and a cost of equity, which was determined by the Black-Scholes option pricing model. The expected stock volatility was based on historical volatility of our common stock over the expected term of the warrants. We used a weighted average expected stock volatility of 111.46 percent. The expected life assumption was based on the contract term of five years. The dividend yield of zero was based on the fact that we had no intention to pay cash dividends for the term at the grant date. The risk free rate of 2.07 percent used for the warrants was equal to the zero coupon rate in effect at the time of the grant. During the years of 2012, 2013 and 2014, all the stock warrants were exercised and there were no outstanding stock warrants as of December 31, 2014.

Note 10 – Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income for the three months ended March 31, 2015 and 2014 was as follows:

	Unrealized Gains and Losses on Available-for-Sale	Unrealized Gains and Losses on Interest-Only

			Tax Benefit
	Securities	Strip	(Expense)	Total
		(In thousands)
For the three months ended March 31, 2015
Balance at beginning of period	$(985)	$16	$1,432	$463
Other comprehensive income (loss) before reclassification	12,043	—	(4,123)	7,920
Reclassification from accumulated other comprehensive income	(2,184)	—	—	(2,184)

Period change	9,859	—	(4,123)	5,736

Balance at end of period	$8,874	$16	$(2,691)	$6,199

For the three months ended March 31, 2014
Balance at beginning of period	$(18,187)	$16	$8,791	$(9,380)
Other comprehensive income (loss) before reclassification	8,098	1	(2,807)	5,292
Reclassification from accumulated other comprehensive income	(1,421)	—	—	(1,421)

Period change	6,677	1	(2,807)	3,871

Balance at end of period	$(11,510)	$17	$5,984	$(5,509)

For the three months ended March 31, 2015, there was a $2.2 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $2.2 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of investment securities under noninterest income. The securities sold had a recorded unrealized gain of $535,000 in accumulated other comprehensive income as of December 31, 2014.

For the three months ended March 31, 2014, there was a $1.4 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $1.4 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of investment securities under noninterest income. The securities sold had a recorded unrealized gain of $59,000 in accumulated other comprehensive income as of December 31, 2013.

Note 11 — Regulatory Matters

Risk-Based Capital

In July 2013, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation approved the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The rules also revise the regulatory capital elements, add a new common equity Tier I capital ratio, and increase the minimum Tier I capital ratio requirement. The revisions permit banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. Additionally, a new rule on the capital conservation buffer will be implemented beginning January 1, 2016. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if certain capital levels fall below newly required amounts. The rules became effective January 1, 2015 for smaller, non-complex banking organizations with full implementation of certain deductions and adjustments to regulatory capital through January 1, 2019.

The capital ratios of Hanmi Financial and the Bank as of March 31, 2015 and December 31, 2014 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
March 31, 2015
Total capital (to risk-weighted assets):
Hanmi Financial	$493,598	15.40%	$252,777	8.00%	N/A	N/A
Hanmi Bank	$482,965	15.33%	$252,348	8.00%	$315,435	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$454,582	14.15%	$189,583	6.00%	N/A	N/A
Hanmi Bank	$443,946	14.08%	$189,261	6.00%	$252,348	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$454,582	14.15%	$142,187	4.50%	N/A	N/A
Hanmi Bank	$443,946	14.08%	$141,946	4.50%	$205,033	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$454,582	10.78%	$165,895	4.00%	N/A	N/A
Hanmi Bank	$443,946	10.72%	$165,710	4.00%	$207,137	5.00%
December 31, 2014
Total capital (to risk-weighted assets):
Hanmi Financial	$493,598	15.89%	$248,501	8.00%	N/A	N/A
Hanmi Bank	$470,934	15.18%	$248,157	8.00%	$310,196	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$454,582	14.63%	$124,250	4.00%	N/A	N/A
Hanmi Bank	$431,971	13.93%	$124,078	4.00%	$186,118	6.00%
Tier 1 capital (to average assets):
Hanmi Financial	$454,582	10.91%	$166,600	4.00%	N/A	N/A
Hanmi Bank	$431,971	10.39%	$166,332	4.00%	$207,915	5.00%

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

We record investment securities available for sale at fair value on a recurring basis. Certain other assets, such as loans held for sale, impaired loans, other real estate owned, and other intangible assets, are recorded at fair value on a non-recurring basis. Non- recurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the re-measurement is performed.

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

SBA loans held for sale – SBA loans held for sale are carried at the lower of cost or fair value. As of March 31, 2015 and December 31, 2014, we had $8.7 million and $5.5 million SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At March 31, 2015, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Nonperforming loans held for sale – We reclassify certain nonperforming loans as held for sale when we decide to sell those loans. The fair value of nonperforming loans held for sale is generally based upon the quotes, bids or sales contract prices which approximate their fair value. Nonperforming loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of March 31, 2015 and December 31, 2014, we did not have nonperforming loans held for sale, which are measured on a nonrecurring basis with Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the three months ended March 31, 2015. As of March 31, 2015 and December 31, 2014, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(In thousands)
March 31, 2015
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$492,896	$—	$492,896
Collateralized mortgage obligations	—	165,405	—	165,405
U.S. government agency securities	63,355	—	—	63,355
SBA loan pools securities	—	75,027	—	75,027
Municipal bonds-tax exempt	—	3,676	—	3,676
Municipal bonds-taxable	—	17,042	—	17,042
Corporate bonds	—	16,984	—	16,984
U.S. treasury securities	163	—	—	163
Other securities	—	23,100	—	23,100
Equity securities	—	—	416	416

Total securities available for sale	$63,518	$794,130	$416	$858,064

December 31, 2014
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$573,286	$—	$573,286
Collateralized mortgage obligations	—	188,047	—	188,047
U.S. government agency securities	128,207	—	—	128,207
SBA loan pools securities	—	109,447	—	109,447
Municipal bonds-tax exempt	—	3,681	709	4,390
Municipal bonds-taxable	—	16,922	—	16,922
Corporate bonds	—	16,948	—	16,948
U.S. treasury securities	163	—	—	163
Other securities	—	22,893	—	22,893
Equity securities	—	—	414	414

Total securities available for sale	$128,370	$931,224	$1,123	$1,060,717

The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015:

	Beginning Balance as of January 1, 2015	Purchases, Issuances and Settlement	Realized Gains or Losses in Earnings	Unrealized Gains or Losses in Other Comprehensive Income	Ending Balance as of March 31, 2015
		(In thousands)
Assets:
Municipal bonds-tax exempt (1)	$709	$(709)	$—	$—	$—
Equity securities (2)	414	—	—	2	416

(1)	A zero coupon tax credit municipal bond matured during the first quarter of 2015.
(2)	Reflects two equity securities that are not actively traded. The fair value of one equity security with a fair value of $216,000 was computed using valuation multiples (price to book and price to earnings) derived from market transactions for comparable companies. The other equity security with a fair value of $200,000 was computed using valuation multiples (price to book and price to earnings) derived from 1) market transactions for comparable companies, and 2) publicly-traded comparable companies.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of March 31, 2015 and December 31, 2014, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Three Months Ended March 31, 2015
		(In thousands)
March 31, 2015
Assets:
Impaired loans (excluding PCI loans) (1)	$—	$32,116	$956	$1,200
Other real estate owned (2)	—	12,114	—	—

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Twelve Months Ended December 31, 2014
		(In thousands)
December 31, 2014
Assets:
Impaired loans (3)	$—	$32,171	$781	$2,774
Other real estate owned (4)	—	15,790	—	—

(1)	Include real estate loans of $30.1 million, commercial and industrial loans of $1.1 million, and consumer loans of $1.8 million.
(2)	Includes properties from the foreclosure of commercial property loans of $12.0 million and residential property loans of $163,000.
(3)	Include real estate loans of $30.0 million, commercial and industrial loans of $1.2 million, and consumer loans of $1.7 million.
(4)	Includes properties from the foreclosure of commercial property loans of $13.2 million and residential property loans of 2.6 million.

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

The estimated fair values of financial instruments were as follows:

	March 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$182,054	$182,054	$—	$—
Securities available for sale	858,064	63,518	794,130	416
Loans receivable, net of allowance for loan losses	2,767,080	—	—	2,772,612
Loans held for sale	8,677	—	8,677	—
Accrued interest receivable	9,238	9,238	—	—
Servicing assets	13,321	—	—	13,321
Investment in FHLB stock	17,581	17,581	—	—
Investment in FRB stock	12,273	12,273	—	—
Financial liabilities:
Noninterest-bearing deposits	1,064,695	—	1,064,695	—
Interest-bearing deposits	2,487,981	—	—	2,500,027
Servicing liabilities	5,529	—	—	5,529
Borrowings	18,582	—	—	18,582
Accrued interest payable	3,497	3,497	—	—
Off-balance sheet items:
Commitments to extend credit	297,912	—	—	297,912
Standby letters of credit	6,299	—	—	6,299

	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
		(In thousands)
Financial assets:
Cash and cash equivalents	$158,320	$158,320	$—	$—
Securities available for sale	1,060,717	128,370	931,224	1,123
Loans receivable, net of allowance for loan losses	2,735,932	—	—	2,738,401
Loans held for sale	5,451	—	5,451	—
Accrued interest receivable	9,749	9,749	—	—
Servicing assets	13,773	—	—	13,773
Investment in FHLB stock	17,580	17,580	—	—
Investment in FRB stock	12,273	12,273	—	—
Financial liabilities:
Noninterest-bearing deposits	1,022,972	—	1,022,972	—
Interest-bearing deposits	2,533,774	—	—	2,528,304
Servicing liabilities	5,971	—	—	5,971
Borrowings	168,544	—	—	168,544
Accrued interest payable	3,450	3,450	—	—
Off-balance sheet items:
Commitments to extend credit	309,584	—	—	309,584
Standby letters of credit	8,982	—	—	8,982

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

Servicing assets or servicing liabilities – Servicing assets or servicing liabilities are carried at implied fair value. The fair values of the servicing assets or servicing liabilities are estimated by discounting future cash flows using market-based discount rates and prepayments speeds. The discount rate is based on the current U.S. Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. (Level 3)

Investment in FHLB and FRB stock – The carrying amounts of investment in FHLB and FRB stock approximate fair value as such stock may be resold to the issuer at carrying value (Level 1).

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

Note 13 — Share-Based Compensation

Share-Based Compensation Expense

For the three months ended March 31, 2015 and 2014, share-based compensation expenses were $528,000 and $605,000, respectively. Net tax benefits recognized from stock option exercises and restricted stock awards vesting were $30,000 and $112,000 for the three months ended March 31, 2015 and 2014, respectively.

Unrecognized Share-Based Compensation Expense

As of March 31, 2015, unrecognized share-based compensation expense was as follows:

		Average Expected
	Unrecognized	Recognition
	Expense	Period
	(In thousands)
Stock option awards	$1,137	1.6 years
Restricted stock awards	2,360	2.0 years

Total unrecognized share-based compensation expense	$3,497	1.8 years

The table below provides stock option information for the three months ended March 31, 2015:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value of
	Number of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(In thousands, except share and per share data)
Options outstanding at beginning of period	603,872	$23.78	8.3 years	$2,853	(1)
Options exercised	(19,581)	$14.20	8.0 years
Options forfeited	(501)	$12.54	7.7 years
Options expired	(125)	$144.00	1.1 years

Options outstanding at end of period	583,665	$24.09	8.0 years	$2,383	(2)

Options exercisable at end of period	205,058	$35.12	6.8 years	$1,158	(2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $21.81 as of December 31, 2014, over the exercise price, multiplied by the number of options.
(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $21.15 as of March 31, 2015, over the exercise price, multiplied by the number of options.

There were 19,581 stock options exercised during the three months ended March 31, 2015, compared to 15,195 stock options exercised during the same period in 2014.

Restricted Stock Awards

Restricted stock awards under the Company’s 2007 and 2013 Equity Compensation Plans typically vest over three to five years, and are subject to forfeiture if employment terminates prior to the lapse of restrictions. Hanmi Financial becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Forfeitures of restricted stock are treated as cancelled shares.

The table below provides information for restricted stock awards for the three months ended March 31, 2015:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	173,222	$19.58
Restricted stock granted	3,850	$20.33
Restricted stock vested	(2,000)	$24.45

Restricted stock at end of period	175,072	$19.55

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
	2015			2014
		Weighted-			Weighted-
	Net	Average	Per	Net	Average	Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except share and per share data)
Basic EPS
Income from continuing operations, net of taxes	$11,054	31,747,299	$0.35	$10,969	31,659,705	$0.35
Income from discontinued operations, net of taxes	—	31,747,299	—	22	31,659,705	—

Basic EPS	$11,054	31,747,299	$0.35	$10,991	31,659,705	$0.35
Effect of dilutive securities - options and unvested restricted stock	—	279,424	—	—	274,458	—
Diluted EPS
Income from continuing operations, net of taxes	$11,054	32,026,723	$0.35	$10,969	31,934,163	$0.34
Income from discontinued operations, net of taxes	—	32,026,723	—	22	31,934,163	—

Diluted EPS	$11,054	32,026,723	$0.35	$10,991	31,934,163	$0.34

For the three months ended March 31, 2015 and 2014, stock options totaling 138,725 and 34,250 respectively, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

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

Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	March 31,	December 31,
	2015	2014
	(In thousands)
Commitments to extend credit	$297,912	$309,584
Standby letters of credit	6,299	8,982
Commercial letters of credit	4,590	7,046

Total undisbursed loan commitments	$308,801	$325,612

Note 16 — Liquidity

Hanmi Financial

Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through March 31, 2016.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of March 31, 2015, the Bank had $99,000 of brokered deposits assumed from the CBI acquisition.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its assets. As of March 31, 2015, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $649.6 million and $649.6 million, respectively, compared to $649.5 million and $499.5 million, respectively, as of December 31, 2014. The Bank’s FHLB borrowings as of March 31, 2015 and December 31, 2014 totaled zero and $150.0 million, respectively, which represented zero percent and 3.54 percent of assets as of March 31, 2015 and December 31, 2014, respectively.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $55.9 million from the Federal Reserve Discount Window, to which the Bank pledged loans with a carrying value of $77.4 million, and had no borrowings as of December 31, 2015. The Bank has a line of credit with Raymond James & Associates, Inc. for repurchase agreements up to $100.0 million. The Bank has an unsecured federal funds lines of credit totaling $95.0 million from three financial institutions to support short-term liquidity.

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

Note 17 — Segment Reporting

Through our branch network and lending units, we provide a broad range of financial services to individuals and companies. These services include demand, time and savings deposits, and real estate, commercial, industrial and consumer lending. While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, we consider all of our operations to be aggregated in one reportable operating segment.

Note 18 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of March 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and three months ended March 31, 2015. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (this “Report”).

Forward-Looking Statements

Some of the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report other than statements of historical fact are “forward –looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, developments regarding our capital plans, plans and objectives of management for future operations, strategic alternatives for a possible business combination, merger or sale transactions, and other similar forecasts and statements of expectation and statements of assumption underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi Bank; general economic and business conditions internationally, nationally and in those areas in which we operate, including, but not limited to, California, Illinois and Texas; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital from private and government sources; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread; risks of natural disasters related to our real estate portfolio; risks associated with Small Business Administration loans; failure to attract or retain key employees; changes in governmental regulation; enforcement actions against us and litigation we may become a party to; ability of Hanmi Bank to make distributions to Hanmi Financial, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial tests; ability to successfully and efficiently integrate the operations of banks and other institutions we acquire; adequacy of our allowance for loan losses; credit quality and the effect of credit quality on our provision for credit losses and allowance for loan losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; and changes in securities markets. In addition, for a discussion of some of the other factors that might cause such a difference, see the discussion contained in this Report under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Risk Management” and “Capital Resources and Liquidity” in our 2014 Annual Report on Form 10-K, as well as other factors we identify from time to time in our periodic reports, including our Quarterly Reports on Form 10-Q, filed pursuant to the Exchange Act. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date, on which such statements were made, except as required by law.

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. In addition to our significant accounting policies described in the “Notes to Consolidated Financial Statements” in our 2014 Annual Report on Form 10-K, during the third quarter of 2014, we adopted ASC 805, “Business Combinations,” and ASC 310 - 30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” due to the acquisition of CBI. See “Note 2 —Acquisition” and “Note 6 — Loans” for accounting policies regarding purchased loans.

Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2014 Annual Report on Form 10-K. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Hanmi Financial’s Board of Directors.

Selected Financial Data

The following tables set forth certain selected financial data for the periods indicated:

	As of and for the Three Months Ended
	March 31, 2015	March 31, 2014
	(In thousands, except share and per share data)
Summary Balance Sheets:
Cash and cash equivalents	$182,054	$204,384
Investment securities	858,064	520,990
Loans receivable (1)	2,767,080	2,221,520
Assets	4,084,015	3,095,758
Deposits	3,552,676	2,506,580
Liabilities	3,616,545	2,682,247
Stockholders’ equity	467,470	413,511
Tangible equity	465,485	412,381
Average gross loans, net of deferred loan costs	2,821,616	2,257,162
Average investment securities	1,001,707	535,356
Average interest-earning assets	3,901,818	2,825,669
Average assets	4,181,524	2,977,939
Average deposits	3,526,663	2,500,300
Average borrowings	146,773	56,886
Average interest-bearing liabilities	2,642,501	1,757,159
Average stockholders’ equity	459,784	405,120
Average tangible equity	457,738	403,963
Per Share Data:
Earnings (loss) per share – basic (2)	$0.35	$0.35
Earnings (loss) per share – diluted (2)	$0.35	$0.34
Book value per share (3)	$14.64	$13.01
Tangible book value per share (4)	$14.58	$12.97
Cash dividends per share	$0.11	$0.07
Common shares outstanding	31,933,634	31,795,108
Performance Ratios:
Return on average assets (5) (6)	1.07%	1.49%
Return on average stockholders’ equity (5) (7)	9.75%	10.98%
Return on average tangible equity (5) (8)	9.79%	11.01%
Net interest spread (9)	3.72%	3.61%
Net interest margin (10)	3.92%	3.90%
Net interest margin (excluding purchase accounting) (10)	3.30%	3.90%
Efficiency ratio (11)	65.63%	53.43%
Efficiency ratio (excluding merger and integration costs) (11)	62.30%	53.18%
Dividend payout ratio (12)	31.59%	20.20%
Average stockholders’ equity to average assets	11.00%	13.60%
Capital Ratios:
Total risk-based capital:
Hanmi Financial	15.40%	17.96%
Hanmi Bank	15.33%	17.23%
Tier 1 risk-based capital:
Hanmi Financial	14.15%	16.70%
Hanmi Bank	14.08%	15.96%
Common equity tier 1 capital
Hanmi Financial	14.15%	—
Hanmi Bank	14.08%	—
Tier 1 leverage:
Hanmi Financial	10.78%	13.77%
Hanmi Bank	10.72%	13.18%
Asset Quality Ratios:
Non-performing Non-PCI loans to gross loans (13)	1.04%	1.10%
Non-performing assets to assets (14)	1.01%	0.81%
Net loan recoveries to average gross loans	-0.28%	-0.47%
Allowance for loan losses to gross loans	1.88%	2.49%
Allowance for loan losses to non-performing Non-PCI loans	180.98%	226.06%

(1)	Loans receivable, net of allowance for loan losses, deferred loan fees, deferred loan costs and discounts.
(2)	Calculation based on net income from continuing operations
(3)	Stockholders’ equity divided by common shares outstanding
(4)	Tangible equity divided by common shares outstanding
(5)	Calculation based on annualized net income
(6)	Net income divided by average assets
(7)	Net income divided by average stockholders’ equity
(8)	Net income divided by average tangible equity
(9)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent
(10)	Net interest income before provision for credit losses divided by average interest-earning assets. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent
(11)	Noninterest expenses divided by the sum of net interest income before provision for credit losses and noninterest income
(12)	Dividend declared per share divided by basic earnings per share
(13)	Nonperforming loans (excluding PCI loans) consist of nonaccrual loans and loans past due 90 days or more and still accruing interest
(14)	Nonperforming assets consist of nonperforming loans (excluding PCI loans) and other real estate owned

Non-GAAP Financial Measures

Tangible Stockholders’ Equity to Tangible Assets Ratio

Tangible common equity to tangible assets ratio is supplemental financial information determined by a method other than in accordance with U.S. generally accepted accounting principles (“GAAP”). This non-GAAP measure is used by management in analyzing Hanmi Financial’s capital strength. Tangible equity is calculated by subtracting goodwill and other intangible assets from stockholders’ equity. Subject to certain limitations, banking and financial institution regulators also exclude goodwill and other intangible assets from stockholders’ equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the capital strength of Hanmi Financial. This disclosure should not be viewed as a substitution for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles this non-GAAP performance measure to the GAAP performance measure as of the dates indicated:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In thousands, except per share data)
Assets	$4,084,015	$3,095,758
Less other intangible assets	(1,985)	(1,130)

Tangible Assets	$4,082,030	$3,094,628

Stockholders’ equity	$467,470	$413,511
Less other intangible assets	(1,985)	(1,130)

Tangible equity	$465,485	$412,381

Book value per share	$14.64	$13.01
Effect of other intangible assets	(0.06)	(0.04)

Tangible book value per share	$14.58	$12.97

Executive Overview

For the first quarter ended March 31, 2015, we recognized net income of $11.1 million, or $0.35 per diluted share, compared to net income of $5.9 million, or $0.19 per diluted share, for the fourth quarter ended December 31, 2014, and net income of $11.0 million, or $0.34 per diluted share, for the same period ended 2014. Financial highlights include:

•	Net interest margin for the first quarter of 2015 improved to 3.92 percent, an increase of 12 basis points, from 3.80 percent for the fourth quarter of 2014, and an increase of 2 basis points, from 3.90 percent for the same period of 2014.

•	Noninterest expense totaled $31.7 million in the first quarter of 2015, compared to $37.1 million in the fourth quarter of 2014 and $17.8 million in the same quarter of 2014.

•	The efficiency ratio improved to 65.63 percent in the first quarter of 2015 from 80.03 percent in the fourth quarter of 2014; the efficiency ratio excluding merger and integration costs in the first quarter of 2015 was 62.30 percent, compared to 73.39 percent in the fourth quarter of 2014.

•	Gross loans for the first quarter of 2015 totaled $2.82 billion, up $31.3 million from the fourth quarter of 2014.

•	Noninterest-bearing deposits, representing 30.0 percent of total deposits, at March 31, 2015 increased 4.1 percent to $1.06 billion from $1.02 billion at December 31, 2014.

•	A cash dividend of $0.11 per share for the first quarter of 2014 was paid on April 14, 2015, an increase of 57.1 percent from the fourth quarter of 2014.

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

	Three Months Ended
	March 31, 2015			March 31, 2014
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(In thousands)
Assets
Interest-earning assets:
Gross loans, net of deferred loan fees (1)	$2,821,616	$37,250	5.35%	$2,257,162	$27,329	4.91%
Municipal securities-taxable	16,906	163	3.86%	31,220	328	4.20%
Municipal securities-tax exempt (2)	4,339	31	2.84%	13,202	117	3.54%
Obligations of other U.S. government agencies	85,703	404	1.89%	83,565	405	1.94%
Other debt securities	864,492	3,287	1.52%	382,113	1,804	1.89%
Equity securities	30,267	482	6.37%	25,256	404	6.40%
Federal funds sold	—	—	0.00%	11	—	0.00%
Interest-bearing deposits in other banks	78,495	48	0.25%	33,140	21	0.26%

Total interest-earning assets	3,901,818	41,665	4.33%	2,825,669	30,408	4.36%

Noninterest-earning assets:
Cash and cash equivalents	86,313			77,397
Allowance for loan losses	(53,319)			(58,655)
Other assets	246,712			133,528

Total noninterest-earning assets	279,706			152,270

Total assets	$4,181,524			$2,977,939

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Savings	$120,254	$114	0.38%	$116,471	$403	1.40%
Money market checking and NOW accounts	782,432	885	0.46%	591,593	767	0.53%
Time deposits of $100,000 or more	900,144	1,608	0.72%	500,095	887	0.72%
Other time deposits	692,898	1,173	0.69%	492,114	1,164	0.96%
FHLB advances	127,778	56	0.18%	56,886	48	0.34%
Rescinded stock obligation	438	—	0.00%	—	—	0.00%
Subordinated debentures	18,557	145	3.17%	—	—	0.00%

Total interest-bearing liabilities	2,642,501	3,981	0.61%	1,757,159	3,269	0.75%

Noninterest-bearing liabilities:
Demand deposits	1,030,935			800,027
Other liabilities	48,304			15,633

Total noninterest-bearing liabilities	1,079,239			815,660

Total liabilities	3,721,740			2,572,819
Stockholders’ equity	459,784			405,120

Total liabilities and stockholders’ equity	$4,181,524			$2,977,939

Net interest income		$37,684			$27,139

Cost of deposits			0.43%			0.52%

Net interest spread (3)			3.72%			3.61%

Net interest margin (4)			3.92%			3.90%

(1)	Loans are net of discounts, deferred fees and related direct costs, excluding loans held for sale and the allowance for loan losses. Nonaccrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $322,000 and $377,000 for the three months ended March 31, 2015 and 2014, respectively.

(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
(3)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income as a percentage of average interest-earning assets.

Excluding the effects of acquisition accounting adjustments, the net interest margin was 3.30 percent for the three months ended March 31, 2015. The impact of acquisition accounting adjustments on core loan yield and net interest margin are summarized in the following table:

	Three Months Ended
	March 31, 2015
	Amount	Impact
	(In thousands)
Core loan yield	$32,896	4.74%
Accretion of discount on purchased loans	4,354	0.61%

As reported	$37,250	5.35%
Net interest margin excluding purchase accounting	$31,762	3.30%
Accretion of discount on Non-PCI loans	3,511	0.36%
Accretion of discount on PCI loans	843	0.09%
Accretion of time deposits premium	1,606	0.17%
Amortization of subordinated debentures discount	(38)	—

Net impact	5,922	0.62%

As reported	$37,684	3.92%

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

	Three Months Ended
	March 31, 2015 vs. March 31, 2014
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Gross loans, net of deferred loan fees	$7,304	$2,617	$9,921
Municipal securities-taxable	(140)	(25)	(165)
Municipal securities-tax exempt	(67)	(19)	(86)
Obligations of other U.S. government agencies	10	(11)	(1)
Other debt securities	1,888	(405)	1,483
Equity securities	80	(2)	78
Interest-bearing deposits in other banks	28	(1)	27

Total interest and dividend income	$9,103	$2,154	$11,257

Interest expense:
Savings	$13	$(302)	$(289)
Money market checking and NOW accounts	229	(111)	118
Time deposits of $100,000 or more	721	—	721
Other time deposits	393	(384)	9
FHLB advances	38	(30)	8
Subordinated debentures	145	—	145

Total interest expense	$1,539	$(827)	$712

Change in net interest income	$7,564	$2,981	$10,545

Interest income on a tax-equivalent basis increased $11.3 million, or 37.0 percent, to $41.7 million for the three months ended March 31, 2015 from $30.4 million for the same period in 2014. Interest expense increased $712,000, or 21.8 percent, to $4.0 million for the three months ended March 31, 2015 from $3.3 million for the same period in 2014. For the three months ended March 31, 2015 and 2014, net interest income before provision for credit losses on a tax-equivalent basis was $37.7 million and $27.1 million, respectively. The increase in net interest income before provision for credit losses was primarily attributable to growth in average loan balances and investment securities acquired and lower deposit costs. The net interest spread and net interest margin for the three months ended March 31, 2015 were 3.72 percent and 3.92 percent, respectively, compared to 3.61 percent and 3.90 percent, respectively, for the same period in 2014.

Average gross loans increased $564.5 million, or 25.0 percent, to $2.82 billion for the three months ended March 31, 2015 from $2.26 billion for the same period in 2014. Average investment securities increased $466.4 million, or 87.1 percent, to $1.00 billion for the three months ended March 31, 2015 from $535.4 million for the same period in 2014. Average interest-earning assets increased $1.08 billion, or 38.1 percent, to $3.90 billion for the three months ended March 31, 2015 from $2.83 billion for the same period in 2014. The increase in average interest-earning assets was due mainly to loans and investment securities acquired in the CBI acquisition. Average interest-bearing liabilities increased $885.3 million to $2.64 billion for the three months ended March 31, 2015, compared to $1.76 billion for the same period in 2014. The increase in average interest-bearing liabilities resulted primarily from deposits assumed in the CBI acquisition and increases in FHLB advances.

The average yield on loans increased to 5.35 percent for the three months ended March 31, 2015 from 4.91 percent for the same period in 2014, primarily due to a 61 basis point increase in discount accretion on purchased loans. The average yield on investment securities decreased to 1.74 percent for the three months ended March 31, 2015 from 2.28 percent for the same period in 2014, attributable primarily to increases in lower yielding investment securities acquired in the CBI acquisition. The average yield on interest-earning assets decreased 3 basis points to 4.33 percent for the three months ended March 31, 2015 from 4.36 percent for the same period in 2014, due mainly to increases in lower yielding investment securities acquired in the CBI acquisition partially offset by the increased yield related to discount accretion on loans acquired and interest-bearing liabilities assumed in the CBI acquisition. The average cost on interest-bearing liabilities decreased 14 basis points to 0.61 percent for the three months ended March 31, 2015 from 0.75 percent for the same period in 2014. The decrease was due primarily to $1.6 million amortization of time deposit premiums acquired in the CBI acquisition.

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

Net recoveries were $1.7 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively. Classified loans (excluding PCI loans) totaled $56.1 million for the three months ended March 31, 2015, compared to $52.8 million for the three months ended March 31, 2014. All other credit metrics also experienced improvements as the quality of the loan portfolio improved. Therefore, negative provisions for credit losses of $2.0 million and $3.3 million were recorded for the three months ended March 31, 2015 and 2014, respectively. See “Nonperforming Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(In thousands)
Service charges on deposit accounts	$3,211	$2,474	$737	29.8%
Remittance fees	561	438	123	28.1%
Trade finance fees	281	252	29	11.5%
Other service charges and fees	425	331	94	28.4%
Bank-owned life insurance income	253	223	30	13.5%
Gain on sale of SBA loans	1,684	547	1,137	207.9%
Net gain on sales of investment securities	2,184	1,421	763	53.7%
Disposition gains on PCI loans	881	—	881	—
Other operating income	1,154	528	626	118.6%

Total noninterest income	$10,634	$6,214	$4,420	71.1%

For the three months ended March 31, 2015, noninterest income was $10.6 million, an increase of $4.4 million, or 71.1 percent, compared to $6.2 million for the same period in 2014. The increase was primarily attributable to increases in gain on sales of SBA loans, disposition gains on PCI loans, net gain on sales of investment securities, service charges on deposit account and other operating income. Service charges on deposit accounts, which represent 30.2 percent of total noninterest income for the three months ended March 31, 2015, increased $737,000, or 29.8 percent, to $3.2 million, compared to $2.5 million for the same period in 2014, mainly due to the CBI acquisition. Gain on sale of SBA loans increased $1.1 million to $1.7 million for the three months ended March 31, 2015, compared to $547,000 for the same period of 2014, due mainly to a $13.9 million increase in the sale of SBA loans. Disposition gains on PCI loans totaled $881,000 for the three months ended March 31, 2015, compared to none for the same period in 2014. Net gain on sales of investment securities increased $763,000 to $2.2 million for the three months ended March 31, 2015, compared to $1.4 million for the same period in 2014.

Noninterest Expense

The following table sets forth the breakdown of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(In thousands)
Salaries and employee benefits	$16,384	$10,259	$6,125	59.7%
Occupancy and equipment	4,303	2,396	1,907	79.6%
Merger and integration costs	1,611	85	1,526	1795.3%
Deposit insurance premiums and regulatory assessments	893	437	456	104.3%
Data processing	2,132	1,158	974	84.1%
OREO expense	417	6	411	6850.0%
Professional fees	2,341	748	1,593	213.0%
Directors and officers liability insurance	176	191	(15)	-7.9%
Supplies and communications	830	501	329	65.7%
Advertising and promotion	523	581	(58)	-10.0%
Loan-related expense	669	83	586	706.0%
Amortization of other intangible assets	95	—	95	—
Other operating expenses	1,330	1,354	(24)	-1.8%

Total noninterest expense	$31,704	$17,799	$13,905	78.1%

For the three months ended March 31, 2015, noninterest expense was $31.7 million, an increase of $13.9 million or 78.1 percent, compared to $17.8 million for the same period in 2014. The increase was due primarily to the increases in salaries and employee benefits, occupancy and equipment, merger and integration costs and professional fees. The largest component of noninterest expense for the three months ended March 31, 2015 was salaries and employee benefits, which represented 51.7 percent of total noninterest expense for the three months ended March 31, 2015. Salaries and employee benefits increased $6.1 million, or 59.7 percent, to $16.4 million, compared to $10.3 million for the same period in 2014, due mainly to an increase in the average number of employees added from the CBI acquisition and additional share-based compensation reflecting stock options and restricted stock awards granted. Occupancy and equipment costs for the three months ended March 31, 2015 increased $1.9 million, or 79.6 percent, to $4.3 million, compared to $2.4 million for the same period in 2014 as a result of the CBI acquisition. Merger and integration costs relating to CBI acquisition for the three months ended March 31, 2015 increased $1.5 million, or 1,795.3 percent, to $1.6 million, compared to $85,000 for the same period in 2014. For the three months ended March 31, 2015, professional fees increased $1.6 million, or 213.0 percent, to $2.3 million, compared to $748,000 for the same period in 2014, mainly due to costs incurred to strengthen infrastructure to meet heightened control standards.

Provision for Income Taxes

The Company’s income tax expenses for the continuing operations were $7.5 million for the three months ended March 31, 2015, compared to $7.8 million for the same period in 2014. The effective income tax rate was 40.53 percent for the three months ended March 31, 2015, compared to 41.69 percent for the same period in 2014. The decrease in the effective tax rate for the three months ended March 31, 2015 was due mainly to an increased benefit from low income housing investments compared to the three months ended March 31, 2014.

Financial Condition

Investment Portfolio

Investment securities are classified as held to maturity, available for sale, or trading in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified either as “available for sale” or “trading.” There were no held to maturity or trading securities as of March 31, 2015 and December 31, 2014. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale and trading securities are stated at fair value. The composition of our investment portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. Our investment portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of March 31, 2015, our investment portfolio was composed primarily of mortgage-backed securities, collateralized mortgage obligations and U.S. government agency securities. Investment securities available for sale were 100 percent of the investment portfolio as of March 31, 2015 and December 31, 2014. Most of the investment securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of March 31, 2015 and December 31, 2014.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on investment securities as of the dates indicated:

	March 31, 2015			December 31, 2014
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(In thousands)
Securities available for sale:
Mortgage-backed securities (1) (2)	$485,112	$492,896	$7,784	$571,678	$573,286	$1,608
Collateralized mortgage obligations (1)	164,163	165,405	1,242	188,704	188,047	(657)
U.S. government agency securities	63,967	63,355	(612)	129,857	128,207	(1,650)
SBA loan pool securities	75,236	75,027	(209)	109,983	109,447	(536)
Municipal bonds-tax exempt	3,604	3,676	72	4,319	4,390	71
Municipal bonds-taxable	16,562	17,042	480	16,615	16,922	307
Corporate bonds	17,018	16,984	(34)	17,018	16,948	(70)
U.S. treasury securities	162	163	1	163	163	—
Other securities	22,916	23,100	184	22,916	22,893	(23)
Equity security	450	416	(34)	450	414	(36)

Total securities available for sale:	$849,190	$858,064	$8,874	$1,061,703	$1,060,717	$(986)

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.
(2)	A portion of the mortgage-backed securities is comprised of home mortgage-backed securities backed by home equity conversion mortgages

As of March 31, 2015, securities available for sale decreased 19.1 percent to $849.2 million, compared to $1.1 billion as of December 31, 2014, due mainly to a $176.8 million investment securities sold during the first quarter of 2015. As of March 31, 2015, securities available for sale had a net unrealized gain of $8.9 million, comprised of $11.0 million of unrealized gains and $2.2 million of unrealized losses. As of December 31, 2014, securities available for sale had a net unrealized loss of $986,000, comprised of $4.0 million of unrealized gains and $5.0 million of unrealized losses.

The following table summarizes the contractual maturity schedule for investment securities, at amortized cost, and their weighted-average yield as of March 31, 2015:

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In thousands)
Securities available for sale:
Mortgage-backed securities	$9	2.76%	$2,490	0.51%	$190,740	2.02%	$291,873	2.02%	$485,112	2.01%
Collateralized mortgage obligations	634	1.71%	16,587	1.14%	77,325	2.00%	69,617	1.94%	164,163	1.93%
U.S. government agency securities	—	0.00%	3,000	1.20%	51,978	1.99%	8,989	2.04%	63,967	1.96%
SBA loan pool securities	—	—	—	—	22,305	1.23%	52,931	1.08%	75,236	1.13%
Municipal bonds-tax exempt (1)	—	—	722	1.84%	2,882	2.27%	—	—	3,604	2.18%
Municipal bonds-taxable	—	—	2,434	3.23%	11,795	4.01%	2,333	4.17%	16,562	3.92%
Corporate bonds	11,995	1.16%	5,023	0.73%	—	—	—	—	17,018	1.03%
U.S. treasury securities	—	—	162	1.17%	—	—	—	—	162	1.17%
Other securities	—	—	—	—	—	—	22,916	2.24%	22,916	2.24%
Equity security	—	—	—	—	—	—	450	—	450	—

Total securities available for sale:	$12,638	1.16%	$30,418	1.31%	$357,025	2.03%	$449,109	1.92%	$849,190	1.94%

(1)	The yield on municipal bonds has been computed on a federal tax-equivalent basis of 35 percent.

Loan Portfolio

The following table shows the loan composition by type as of the dates indicated:

	Legacy Loans	Acquired CBI Non-PCI Loans	Acquired CBI PCI Loans	Acquired Loan Total	Total
	(In thousands)
March 31, 2015
Real estate loans:
Commercial property
Retail	$646,897	$33,041	$10,565	$43,606	$690,503
Hotel/motel	392,148	89,812	11,720	101,532	493,680
Gas station	288,480	58,318	6,441	64,759	353,239
Other	803,127	17,580	10,174	27,754	830,881
Construction	14,576	547	—	547	15,123
Residential property	154,510	287	1,716	2,003	156,513

Total real estate loans	2,299,738	199,585	40,616	240,201	2,539,939
Commercial and industrial loans:
Commercial term	112,120	4,132	281	4,413	116,533
Commercial lines of credit	96,020	1,741	—	1,741	97,761
International loans	36,338	—	—	—	36,338

Total commercial and industrial loans	244,478	5,873	281	6,154	250,632
Consumer loans (1)	24,940	1,002	44	1,046	25,986

Total gross loans	2,569,156	206,460	40,941	247,401	2,816,557
Allowance for loans losses	(51,515)	—	(1,436)	(1,436)	(52,951)
Deferred loan costs	3,474	—	—	—	3,474

Loans receivable, net	$2,521,115	$206,460	$39,505	$245,965	$2,767,080

December 31, 2014
Real estate loans:
Commercial property
Retail	$641,272	$33,800	$8,535	$42,335	$683,607
Hotel/motel	363,578	90,921	7,682	98,603	462,181
Gas station	293,827	68,413	7,745	76,158	369,985
Other	826,944	15,182	5,796	20,978	847,922
Construction	8,968	549	—	549	9,517
Residential property	118,592	2,340	14,371	16,711	135,303

Total real estate loans	2,253,181	211,205	44,129	255,334	2,508,515
Commercial and industrial loans:
Commercial term	111,658	4,415	327	4,742	116,400
Commercial lines of credit	91,808	2,052	—	2,052	93,860
International loans	38,929	—	—	—	38,929

Total commercial and industrial loans	242,395	6,467	327	6,794	249,189
Consumer loans (1)	26,458	1,054	45	1,099	27,557

Total gross loans	2,522,034	218,726	44,501	263,227	2,785,261
Allowance for loans losses	(51,640)	—	(1,026)	—	(52,666)
Deferred loan costs	3,237	—	—	—	3,237

Loans receivable, net	$2,473,631	$218,726	$43,475	$263,227	$2,735,832

(1)	Consumer loans include home equity lines of credit.

As of March 31, 2015 and December 31, 2014, loans receivable, net of deferred loan costs and allowance for loan losses, totaled $2.77 billion and $2.74 billion, respectively, representing an increase of $31.2 million, or 1.1 percent. Gross loans increased $31.3 million, or 1.1 percent, to $2.82 billion as of March 31, 2015, from $2.79 billion as of December 31, 2014. The increase was mainly attributable to increases in residential property loans by $21.2 million, construction loans by $5.6 million, commercial real estate loans by $4.6 million and commercial lines of credits by $3.9 million, mainly offset by decreases in international loans by $2.6 million.

During the three months ended March 31, 2015, total loan disbursements were comprised of $89.4 million in commercial real estate loans, $11.8 million in commercial and industrial loans, $32.8 million in SBA loans and $39.0 million in purchased residential property loans. The increase was offset by $99.6 million of payoffs and paydowns, $29.3 million of other net amortization and $19.9 million of transfers to loans held for sale.

As of March 31, 2015, our loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of gross loans outstanding:

Industry	Balance as of March 31, 2015	Percentage of Gross Loans Outstanding
	(In thousands)
Less or of nonresidential buildings	$761,467	26.9%
Hospitality	$517,314	18.3%
Gas station	$371,770	13.1%

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

Except for nonperforming loans set forth below and PCI loans, management is not aware of any loans as of March 31, 2015 and December 31, 2014 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of nonperforming assets (excluding PCI loans) as of the dates indicated:

	March 31, 2015	December 31, 2014	Increase (Decrease)
			Amount	Percentage
	(In thousands)
Nonperforming Non-PCI loans:
Real estate loans:
Commercial property
Retail	$3,988	$2,160	$1,828	84.6%
Hotel/motel	4,431	3,835	596	15.5%
Gas station	5,023	3,478	1,545	44.4%
Other	5,548	4,961	587	11.8%
Residential property	1,537	1,588	(51)	-3.2%
Commercial and industrial loans:
Commercial term	5,867	7,052	(1,185)	-16.8%
Commercial lines of credit	1,041	466	575	123.4%
Consumer loans	1,823	1,742	81	4.6%

Total nonperforming Non-PCI loans	29,258	25,282	3,976	15.7%
Loans 90 days or more past due and still accruing	—	—	—	0.0%

Total nonperforming Non-PCI loans (1)	29,258	25,282	3,976	15.7%
Other real estate owned	12,114	15,790	(3,676)	-23.3%

Total nonperforming assets	$41,372	$41,072	$300	0.7%

Nonperforming Non-PCI loans as a percentage of gross loans	1.04%	0.91%
Nonperforming assets as a percentage of assets	1.01%	0.97%
Total debt restructured performing loans	$11,365	$13,817

(1)	Includes nonperforming troubled debt restructured loans of $14.6 million and $12.5 million as of March 31, 2015 and December 31, 2014, respectively.

Nonaccrual Non-PCI loans totaled $29.3 million as of March 31, 2015, compared to $25.3 million as of December 31, 2014, representing an increase of $4.0 million, or 15.7 percent. There were no PCI loans on nonaccrual as of March 31, 2015 and December 31, 2014. Delinquent loans (defined as 30 days or more past due) were $34.4 million as of March 31, 2015, compared to $24.3 million as of December 31, 2014, representing a 41.4 percent increase. Delinquent loans of $18.8 million and $7.9 million were included in nonperforming Non-PCI loans as of March 31, 2015 and December 31, 2014. During the three months ended March 31, 2015, loans totaling $6.6 million were placed on nonaccrual status. The additions to nonaccrual loans were offset by the receipt of a $1.5 million in SBA guaranty received, $752,000 in principal payoffs and paydowns and $344,000 in charge-offs.

The ratio of nonperforming loans to gross loans increased to 1.04 percent at March 31, 2015 from 0.91 percent at December 31, 2014. Of the $29.3 million nonperforming Non-PCI loans, approximately $26.7 million were impaired based on the definition contained in FASB ASC 310, Receivables, which resulted in aggregate impairment reserve of $4.7 million as of March 31, 2015. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of March 31, 2015, OREOs consisted of nineteen properties with a combined carrying value of $12.1 million. Of the $12.1 million, $11.8 million were OREOs acquired in the CBI acquisition or were obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date. As of December 31, 2014, OREOs consisted of twenty-five properties with a combined carrying value of $15.8 million. Of the $15.8 million, $15.3 million were OREOs acquired in the CBI acquisition or were obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date.

Impaired Loans

We evaluate loan impairment in accordance with applicable GAAP. With the exception of PCI loan, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established. Additionally, impaired loans are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan losses required for the period.

The following table provides information on impaired loans (excluding PCI loans) as of the dates indicated:

	March 31, 2015		December 31, 2014
	Recorded Investment	Percentage	Recorded Investment	Percentage
	(In thousands)
Real estate loans:
Commercial property
Retail	$5,963	12.7%	$4,436	9.7%
Hotel/motel	6,228	13.3%	5,835	12.7%
Gas station	7,968	17.0%	8,974	19.6%
Other	10,291	21.8%	10,125	22.1%
Residential property	3,087	6.6%	3,127	6.7%
Commercial and industrial loans:
Commercial term	8,147	17.4%	7,614	16.6%
Commercial lines of credit	2,092	4.5%	466	1.0%
International loans	1,331	2.8%	3,546	7.7%
Consumer loans	1,823	3.9%	1,742	3.8%

Total Non-PCI loans	$46,930	100.0%	$45,865	99.9%

Total impaired loans increased $1.1 million, or 2.3 percent, to $46.9 million as of March 31, 2015, as compared to $45.9 million at December 31, 2014. Specific reserve allocations associated with impaired loans were $5.3 million and $5.2 million as of March 31, 2015 and December 31, 2014, respectively.

During the three months ended March 31, 2015 and 2014, interest income that would have been recognized had impaired loans performed in accordance with their original terms totaled $740,000 and $1.2 million, respectively. Of these amounts, actual interest recognized on impaired loans was $710,000 and $764,000 for the three months ended March 31, 2015 and 2014, respectively.

The following table provides information on TDRs (excluding PCI loans) as of dates indicated:

	March 31, 2015			December 31, 2014
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(In thousands)
Real estate loans:
Commercial property
Retail	$2,003	$304	$2,307	$2,032	$306	$2,338
Hotel/motel	1,009	1,802	2,811	1,062	1,807	2,869
Gas station	3,033	352	3,385	1,075	2,335	3,410
Other	3,125	4,462	7,587	2,898	4,497	7,395
Residential property	729	306	1,035	742	308	1,050
Commercial and industrial loans:					—
Commercial term	4,148	2,290	6,438	4,050	2,208	6,258
Commercial lines of credit	442	1,650	2,092	466	2,156	2,622
International loans	—	199	199	—	200	200
Consumer loans	127	—	127	131	—	131

Total Non-PCI loans	$14,616	$11,365	$25,981	$12,456	$13,817	$26,273

For the three months ended March 31, 2015, we restructured monthly payments for four loans, with a net carrying value of $508,000 at the time of modification, which we subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less.

As of March 31, 2015, TDRs on accrual status totaled $11.4 million, all of which were temporary interest rate and payment reductions or extensions of maturity and a $449,000 reserve relating to these loans was included in the allowance for loan losses. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of March 31, 2015, TDRs on nonaccrual status totaled $14.6 million, and a $1.7 million reserve relating to these loans was included in the allowance for loan losses.

As of December 31, 2014, TDRs on accrual status totaled $13.8 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and an $844,000 reserve relating to these loans was included in the allowance for loan losses. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of December 31, 2014, restructured loans on nonaccrual status totaled $12.5 million and a $2.0 million reserve relating to these loans was included in the allowance for loan losses.

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

In the first quarter of 2014, management evaluated the twelve quarter look-back period that was being used and extended the look-back period to sixteen quartrs in order to capture periods of higer losses that would have been dropped off and to reflect potential losses in our current credit portfolio. Risk factor calculations are weighted at 46.0 percent for the first four quarters, 31.0 percent for the second four quarters, 15.0 percent for the third four quarters and 8.0 percent for the last four quarters.

To determine general reserve requirements, existing loans are divided into 11 general loan pools of risk-rated loans, as well as three homogenous loan pools. For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade to determine risk factors for potential loss inherent in the current outstanding loan portfolio. As 3 homogeneous loan pools are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific reserves are allocated for loans deemed “impaired.”

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

The following tables reflect our allocation of allowance for loan losses by Non-PCI and PCI loan category, as well as the loans receivable for each loan type:

	March 31, 2015			December 31, 2014			March 31, 2014
	Allowance		Non-PCI	Allowance		Non-PCI	Allowance		Non-PCI
	Amount	Percentage	Loans	Amount	Percentage	Loans	Amount	Percentage	Loans
	(In thousands)
Real estate loans:
Commercial property
Retail	$10,274	19.9%	$679,938	$9,798	19.0%	$675,072	$10,329	18.3%	$547,472
Hotel/motel	10,945	21.2%	481,960	9,524	18.4%	454,499	8,530	15.1%	331,971
Gas station	5,255	10.2%	346,798	5,433	10.5%	362,240	7,129	12.6%	286,919
Other	13,981	27.3%	820,707	14,668	28.4%	842,126	17,581	31.1%	751,122
Construction	990	1.9%	15,123	1,143	2.2%	9,517	18	0.0%	125
Residential property	1,105	2.1%	154,797	628	1.3%	120,932	643	1.1%	110,305

Total real estate loans	42,550	82.6%	2,499,323	41,194	79.8%	2,464,386	44,230	78.2%	2,027,914
Commercial and industrial loans:								0.0%
Commercial term	5,295	10.3%	116,252	6,232	12.1%	116,073	8,263	14.6%	116,903
Commercial lines of credit	2,056	4.0%	97,761	2,228	4.3%	93,860	1,751	3.1%	67,079
International loans	435	0.8%	36,338	683	1.3%	38,929	411	0.7%	35,120

Total commercial and industrial loans	7,786	15.1%	250,351	9,143	17.7%	248,862	10,425	18.4%	219,102
Consumer loans	185	0.4%	25,942	220	0.4%	27,512	633	1.1%	29,356
Unallocated	994	1.9%	—	1,083	2.1%	—	1,305	2.3%	—

Total	$51,515	100.0%	$2,775,616	$51,640	100.0%	$2,740,760	$56,593	100.0%	$2,276,372

	March 31, 2015			December 31, 2014
	Allowance Amount	Percentage	PCI Loans	Allowance Amount	Percentage	PCI Loans
	(In thousands)
Real estate loans:
Commercial property
Retail	$404	28.1%	$10,565	$401	39.1%	$8,535
Hotel/motel	146	10.2%	11,720	99	9.6%	7,682
Gas station	555	38.6%	6,441	302	29.4%	7,745
Other	167	11.6%	10,174	65	6.3%	5,796
Residential property	46	3.4%	1,716	28	2.7%	14,371

Total real estate loans	1,318	91.9%	40,616	895	87.1%	44,129
Commercial and industrial loans:
Commercial term	118	8.1%	281	131	12.9%	327

Total commercial and industrial loans	118	8.1%	281	131	12.9%	327
Consumer loans	—	0.0%	44	—	0.0%	45

Total	$1,436	100.0%	$40,941	$1,026	100.0%	$44,501

The following table sets forth certain information regarding allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the Three Months Ended,
	March 31, 2015			December 31, 2014			March 31, 2014
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$51,640	$1,026	$52,666	$51,179	$—	$51,179	$57,555
Actual charge-offs	(34)	(52)	(86)	(1,423)	—	(1,423)	(1,604)
Recoveries on loans previously charged off	1,692	352	2,044	1,705	—	1,705	4,251

Net loan recoveries	1,658	300	1,958	282	—	282	2,647
(Negative provision) provision charged to operating expense	(1,783)	110	(1,673)	179	1,026	1,205	(3,609)

Balance at end of period	$51,515	$1,436	$52,951	$51,640	$1,026	$52,666	$56,593

Allowance for off-balance sheet items:
Balance at beginning of period	$1,366	$—	$1,366	$1,544	$—	$1,544	$1,248
(Negative provision) provision charged to operating expense	(312)	—	(312)	(178)	—	(178)	309

Balance at end of period	$1,054	$—	$1,054	$1,366	$—	$1,366	$1,557

Ratios:
Net loan recoveries to average gross loans (1)	-0.24%	-2.81%	-0.28%	-0.04%	0.00%	-0.04%	-0.47%
Net loan recoveries to gross loans (1)	-0.24%	-2.93%	-0.28%	-0.04%	0.00%	-0.04%	-0.47%
Allowance for loan losses to average gross loans	1.87%	3.36%	1.88%	1.93%	1.84%	1.94%	2.51%
Allowance for loan losses to gross loans	1.86%	3.51%	1.88%	1.88%	2.31%	1.89%	2.49%
Net loan recoveries to allowance for loan losses (1)	-12.87%	-83.57%	-14.79%	-2.18%	0.00%	-2.14%	-18.71%
Allowance for loan losses to nonperforming loans	176.07%	0.00%	180.98%	204.26%	0.00%	208.31%	226.06%
Balance:
Average gross loans during period	$2,758,188	$42,721	$2,821,616	$2,674,848	$55,763	$2,719,692	$2,257,162
Gross loans at end of period	$2,775,616	$40,941	$2,816,557	$2,740,760	$44,501	$2,785,261	$2,276,372
Nonperforming loans at end of period	$29,258	$—	$29,258	$25,282	$—	$25,282	$25,034

(1)	Net loan recoveries are annualized to calculate the ratios.

Allowance for loan losses increased $285,000, or 0.5 percent, to $53.0 million as of March 31, 2015, compared to $52.7 million as of December 31, 2014, but decreased $3.6 million, or 6.4 percent, as of March 31, 2015, compared to $56.6 million as of March 31, 2014. The increase in allowance for loan losses as of March 31, 2015 compared to December 31, 2014 was mainly due to recoveries on PCI loans, and the decrease in allowance for loan losses as of March 31, 2015 compared to March 31, 2014 was due primarily to improvements in historical loss rates. Due to the improvements in historical loss rates, general reserve decreased $6.2 million, or 42.2 percent, to $8.4 million as of March 31, 2015, compared to $14.6 million as of March 31, 2014.

Allowance for loan losses as a percentage of gross loans decreased 1 basis point to 1.88 percent as of March 31, 2015, compared to 1.89 percent as of December 31, 2014, and decreased 61 basis points as of March 31, 2015, compared to 2.49 percent as of March 31, 2014, due primarily to growth in loans. For the three months ended March 31, 2015, a $2.0 million negative provision for credit losses was recorded, compared to a $1.0 million provision for credit losses for the three months ended December 31, 2014 and a $3.3 million negative provision for credit losses for the three months ended March 31, 2014.

An allowance for off-balance sheet exposure, primarily unfunded loan commitments, totaled $1.1 million, $1.4 million and $1.6 million as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of March 31, 2015.

The following table presents a summary of net recoveries (charge-offs) by the loan portfolio:

	March 31, 2015			March 31, 2014
	Charge-offs	Recoveries	Net Recoveries (Charge-offs)	Charge-offs	Recoveries	Net Recoveries (Charge-offs)
	(In thousands)
Real estate loans:
Commercial property
Retail	$—	$8	$8	$—	$8	$8
Hotel/motel	—	—	—	(1,028)	25	(1,003)
Other	—	24	24	(100)	2,885	2,785
Commercial and industrial loans:
Commercial term	(34)	1,614	1,580	(422)	241	(181)
Commercial lines of credit	—	31	31	—	268	268
International loans	—	15	15	—	812	812
Consumer loans	—	—	—	(54)	12	(42)

Total Non-PCI loans	$(34)	$1,692	$1,658	$(1,604)	$4,251	$2,647

For the three months ended March 31, 2015, total charge-offs were $34,000, a decrease of $1.6 million, or 97.9 percent, from $1.6 million for the same period in 2014, and total recoveries were $1.7 million, a decrease of $2.6 million, or 60.2 percent, from $4.3 million for the same period in 2014. For the three months ended March 31, 2015, net recoveries were $1.7 million, compared to $2.6 million for the same period in 2014.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	March 31, 2015		December 31, 2014
	Balance	Percent	Balance	Percent
	(In thousands)
Demand – noninterest-bearing	$1,064,695	30.0%	$1,022,972	28.8%
Interest-bearing:
Savings	118,328	3.3%	120,659	3.4%
Money market checking and NOW accounts	807,965	22.7%	796,490	22.4%
Time deposits of $100,000 or more	890,362	25.1%	910,340	25.5%
Other time deposits	671,326	18.9%	706,285	19.9%

Total deposits	$3,552,676	100.0%	$3,556,746	100.0%

Deposits decreased $4.1 million, or 0.1 percent, to $3.55 billion as of March 31, 2015 from $3.56 billion as of December 31, 2014. The decrease in deposits was attributable mainly to $20.0 million decreases in time deposits of $100,000 or more and $35.0 million decreases in other time deposits, offset mainly by $41.7 million increases in noninterest-bearing demand deposits.

Core deposits (defined as demand, savings, money market checking, NOW accounts and other time deposits) increased $15.9 million, or 0.6 percent, to $2.66 billion at March 31, 2015 from $2.65 billion at December 31, 2014. Noninterest-bearing demand deposits as a percentage of deposits increased to 30.0 percent at March 31, 2015 from 28.8 percent at December 31, 2014. We had brokered deposits of $99,000 assumed in the CBI acquisition as of March 31, 2015 and December 31, 2014.

FHLB Advances and Other Borrowings

FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At March 31, 2015, there was no advance from the FHLB, a decrease of $150.0 million from $150.0 million at December 31, 2014. See “Note 8 — Subordinated Debentures and Rescinded Stock Obligation” for other liabilities assumed from the CBI acquisition.

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

The following table shows the status of our gap position as of March 31, 2015:

	Less Than Three Months	More Than Three Months But Less Than One Year	More Than One Year But Less Than Five Years	More Than Five Years	Non- Interest- Sensitive	Total
	(In thousands)
Assets
Cash and due from banks	$—	$—	$—	$—	$81,790	$81,790
Interest-bearing deposits in other banks	100,264	—	—	—	—	100,264
Investment securities:
Fixed rate	35,982	66,925	266,348	316,351	—	685,606
Floating rate	138,228	10,050	15,456	—	—	163,734
Fair value adjustments	—	—	—	—	8,724	8,724
Loans:
Fixed rate	76,594	73,880	357,920	22,116	—	530,510
Floating rate	1,058,567	188,240	976,968	15,488	—	2,239,263
Nonaccrual	—	—	—	—	29,258	29,258
Deferred loan costs, discount, and allowance for loan losses	—	—	—	—	(23,274)	(23,274)
Federal home loan bank and federal reserve bank stock	—	—	—	29,854	—	29,854
Other assets	—	119,855	—	20,690	97,741	238,286

Total assets	$1,409,635	$458,950	$1,616,692	$404,499	$194,239	$4,084,015

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand – noninterest-bearing	$—	$—	$—	$—	$1,064,695	$1,064,695
Savings	14,128	30,634	48,475	25,091	—	118,328
Money market checking and NOW accounts	54,520	116,334	340,728	296,383	—	807,965
Time deposits	288,472	798,565	467,180	7,471	—	1,561,688
Other liabilities	—	—	—	—	63,869	63,869
Stockholders’ equity	—	—	—	—	467,470	467,470

Total liabilities and stockholders’ equity	$357,120	$945,533	$856,383	$328,945	$1,596,034	$4,084,015

Repricing gap	1,052,515	(486,584)	760,309	75,554	(1,401,795)
Cumulative repricing gap	1,052,515	565,932	1,326,241	1,401,795	—
Cumulative repricing gap as a percentage of assets	25.77%	13.86%	32.47%	34.32%	0.00%
Cumulative repricing gap as a percentage of interest-earning assets	27.98%	15.05%	35.26%	37.27%	0.00%
Interest-earning assets						$3,761,429

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

As of March 31, 2015, the cumulative repricing gap for the three-month period was at an asset-sensitive position and was 27.98 percent of interest-earning assets, which increased from 18.29 percent as of December 31, 2014. This increase was due mainly to a $221.9 million increase in floating rate loans, a $35.7 million increase in interest-bearing deposits in other banks and a $150.0 million decrease in federal home loan bank advances, mainly offset by a $36.7 million decrease in floating rate investment securities and a $35.8 million decrease in fixed rate loans.

As of March 31, 2015, the cumulative repricing gap for the twelve-month period was at an asset-sensitive position and was 15.05 percent of interest-earning assets, which increased from 9.42 percent of an asset-sensitive position as of December 31, 2014. This increase was due mainly to a $73.2 million increase in floating rate loans, a $71.0 million increase in other assets and a $150.0 million decrease in federal home loan bank advances, mainly offset by a $79.2 million decrease in floating rate investment securities and a $45.3 million decrease in fixed rate loans.

The following table summarizes the status of the cumulative gap position as of the dates indicated:

	Less Than Three Months		Less Than Twelve Months
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(In thousands)
Cumulative repricing gap	$1,052,515	$725,810	$565,932	$374,005
Percentage of assets	25.77%	17.15%	13.86%	8.84%
Percentage of interest-earning assets	27.98%	18.29%	15.05%	9.42%

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

	Percentage Changes		Change in Amount
Change in Interest Rate	Net Interest Income	Economic Value of Equity	Net Interest Income	Economic Value of Equity
(In thousands)
300%	12.98%	-3.06%	$19,255	$(14,533)
200%	8.51%	-2.53%	$12,621	$(12,009)
100%	4.18%	-1.18%	$6,197	$(5,588)
-100%	(1)	(1)	(1)	(1)

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

Capital Resources

Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, the Board continually assesses projected sources and uses of capital in conjunction with projected increases in assets and levels of risk as well as the ability to return capital to our shareholders, whether through cash dividends, stock repurchases or otherwise. Management considers, among other things, earnings generated from operations, and access to capital from financial markets through the issuance of additional securities, including common stock or notes, to meet our capital needs.

At March 31, 2015, the Bank’s total risk-based capital ratio of 15.33 percent, Tier 1 risk-based capital ratio of 14.08 percent, common equity Tier 1 capital ratio of 14.08 percent and Tier 1 leverage capital ratio of 10.72 percent, placed the Bank in the “well capitalized” category pursuant to the new capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.5 percent and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

For a discussion of recently implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act, see “Note 11 — Regulatory Matters” of Notes to Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see “Note 15 — Off-Balance Sheet Commitments” of Notes to Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q and “Item 1. Business — Off-Balance Sheet Commitments” in our 2014 Annual Report on Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations described in our 2014 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2015, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of March 31, 2015.

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

Item  1A. Risk Factors

There are no material changes in the risk factors previously disclosed under Part I, Item 1A Risk Factors of our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item  3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document

10.1	Amended and Restated 2013 Equity Compensation Plan, effective as of August 23, 2013 (incorporated by referene to Annex A to the Company’s Revised Proxy Satatement filed on July 25, 2013

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	Attached and filed as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date: May 11, 2015	By:	/s/ C. G. Kum
C. G. Kum
President and Chief Executive Officer

	By:	/s/ Michael W. McCall
Michael W. McCall
Executive Vice President and Chief Financial Officer