Form 10-Q
period 2015-06-30
HANMI FINANCIAL CORP
filed 2015-08-10
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2015, there were 31,977,091 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries
Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2015

Part I — Financial Information
Item 1. Financial Statements
Hanmi Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited) June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$153,231	$158,320
Securities available for sale, at fair value (amortized cost of $729,763 as of June 30, 2015 and $1,061,703 as of December 31, 2014)	728,683	1,060,717
Loans held for sale, at the lower of cost or fair value	4,158	5,451
Loans receivable, net of allowance for loan losses of $50,820 as of June 30, 2015 and $52,666 as of December 31, 2014	2,826,086	2,735,832
Accrued interest receivable	8,133	9,749
Premises and equipment, net	30,656	30,912
Other real estate owned ("OREO"), net	11,857	15,790
Customers’ liability on acceptances	1,638	1,847
Servicing assets	13,125	13,773
Other intangible assets, net	1,890	2,080
Investment in Federal Home Loan Bank ("FHLB") stock, at cost	16,385	17,580
Investment in Federal Reserve Bank ("FRB") stock, at cost	13,517	12,273
Income tax assets	82,819	84,371
Bank-owned life insurance	48,041	48,866
Prepaid expenses and other assets	30,551	34,882
Total assets	$3,970,770	$4,232,443
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$1,061,823	$1,022,972
Interest-bearing	2,377,958	2,533,774
Total deposits	3,439,781	3,556,746
Accrued interest payable	3,443	3,450
Bank’s liability on acceptances	1,638	1,847
FHLB advances	—	150,000
Servicing liabilities	5,368	5,971
Federal Deposit Insurance Corporation ("FDIC") loss sharing liability	116	2,074
Rescinded stock obligation	150	933
Subordinated debentures	18,623	18,544
Accrued expenses and other liabilities	28,911	39,491
Total liabilities	3,498,030	3,779,056
Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 32,552,736 shares (31,974,842 shares outstanding) as of June 30, 2015 and 32,488,097 shares (31,910,203 shares outstanding) as of December 31, 2014	257	257
Additional paid-in capital	556,289	554,904
Accumulated other comprehensive income, net of tax benefit of $1,486 as of June 30, 2015 and $1,432 as of December 31, 2014	423	463
Accumulated deficit	(14,371)	(32,379)
Less: treasury stock, at cost; 577,894 shares as of June 30, 2015 and December 31, 2014	(69,858)	(69,858)
Total stockholders’ equity	472,740	453,387
Total liabilities and stockholders’ equity	$3,970,770	$4,232,443

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest and dividend income:
Interest and fees on loans	$36,915	$27,522	$73,949	$54,851
Taxable interest on securities	2,959	2,375	6,813	4,912
Tax-exempt interest on securities	20	20	40	96
Interest on interest-bearing deposits in other banks	40	18	88	38
Dividends on FRB stock	201	172	385	340
Dividends on FHLB stock	915	236	1,213	472
Total interest and dividend income	41,050	30,343	82,488	60,709
Interest expense:
Interest on deposits	3,802	3,153	7,582	6,375
Interest on FHLB advances	4	30	60	78
Interest on subordinated debentures	151	—	296	—
Total interest expense	3,957	3,183	7,938	6,453
Net interest income before provision for loan losses	37,093	27,160	74,550	54,256
Negative provision for loan losses	(2,495)	(3,866)	(4,480)	(7,166)
Net interest income after provision for loan losses	39,588	31,026	79,030	61,422
Noninterest income:
Service charges on deposit accounts	3,169	2,568	6,380	5,041
Trade finance and other service charges and fees	1,109	1,166	2,376	2,188
Gain on sales of Small Business Administration ("SBA") loans	1,573	498	3,257	1,045
Net gain on sales of securities	1,912	364	4,096	1,785
Disposition gains on Purchased Credit Impaired ("PCI") loans	2,470	—	3,693	—
Other operating income	900	892	2,181	1,643
Total noninterest income	11,133	5,488	21,983	11,702
Noninterest expense:
Salaries and employee benefits	15,542	10,280	31,926	20,539
Occupancy and equipment	4,224	2,469	8,527	4,866
Merger and integration costs	136	72	1,747	157
Data processing	1,335	1,112	3,467	2,270
OREO expense	(13)	—	404	5
Professional fees	1,701	652	4,042	1,400
Supplies and communications	928	595	1,758	1,097
Advertising and promotion	1,046	753	1,569	1,333
Other operating expenses	2,219	2,206	5,382	4,270
Total noninterest expense	27,118	18,139	58,822	35,937
Income from continuing operations before provision for income taxes	23,603	18,375	42,191	37,187
Provision for income taxes	9,619	6,866	17,153	14,710
Income from continuing operations, net of taxes	13,984	11,509	25,038	22,477
Discontinued operations:
(Loss) income from operations of discontinued subsidiaries	—	(1)	—	37
Income tax expense	—	466	—	481
Loss from discontinued operations, net of taxes	—	(467)	—	(444)
Net income	$13,984	$11,042	$25,038	$22,033
Basic earnings per share:
Income from continuing operations, net of taxes	$0.44	$0.36	$0.79	$0.71
Loss from discontinued operations, net of taxes	—	(0.01)	—	(0.01)
Basic earnings per share	$0.44	$0.35	$0.79	$0.70
Diluted earnings per share:
Income from continuing operations, net of taxes	$0.44	$0.36	$0.79	$0.70
Loss from discontinued operations, net of taxes	—	(0.01)	—	(0.01)
Diluted earnings per share	$0.44	$0.35	$0.79	$0.69
Weighted-average shares outstanding:
Basic	31,774,692	31,681,033	31,761,067	31,670,436
Diluted	31,908,719	31,974,253	31,874,484	31,950,313

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$13,984	$11,042	$25,038	$22,033
Other comprehensive income, net of tax
Unrealized gain on securities
Unrealized holding (loss) gain arising during period	(8,041)	6,340	4,002	14,438
Less: reclassification adjustment for net gain included in net income	(1,912)	(364)	(4,096)	(1,785)
Unrealized gain on interest-only strip of servicing assets	—	—	—	1
Income tax benefit (expense) related to items of other comprehensive income	4,177	(2,617)	54	(5,424)
Other comprehensive (loss) income	(5,776)	3,359	(40)	7,230
Comprehensive income	$8,208	$14,401	$24,998	$29,263

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at January 1, 2014	32,339,444	(577,894)	31,761,550	$257	$552,270	$(9,380)	$(73,212)	$(69,858)	$400,077
Exercises of stock options	33,695	—	33,695	—	418	—	—	—	418
Exercises of stock warrants	363	—	363	—	2	—	—	—	2
Restricted stock awards, net of shares forfeited	65,348	—	65,348	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,051	—	—	—	1,051
Cash dividends declared	—	—	—	—	—	—	(4,463)	—	(4,463)
Comprehensive income:
Net income	—	—	—	—	—	—	22,033	—	22,033
Change in unrealized gain on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	7,230	—	—	7,230
Balance at June 30, 2014	32,438,850	(577,894)	31,860,956	$257	$553,741	$(2,150)	$(55,642)	$(69,858)	$426,348
Balance at January 1, 2015	32,488,097	(577,894)	31,910,203	$257	$554,904	$463	$(32,379)	$(69,858)	$453,387
Exercises of stock options	26,455	—	26,455	—	363	—	—	—	363
Restricted stock awards, net of shares forfeited	38,184	—	38,184	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,022	—	—	—	1,022
Cash dividends declared	—	—	—	—	—	—	(7,030)	—	(7,030)
Comprehensive income:
Net income	—	—	—	—	—	—	25,038	—	25,038
Change in unrealized loss on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	(40)	—	—	(40)
Balance at June 30, 2015	32,552,736	(577,894)	31,974,842	$257	$556,289	$423	$(14,371)	$(69,858)	$472,740
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$25,038	$22,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,573	3,283
Share-based compensation expense	1,022	1,051
Negative provision for loan losses	(4,480)	(7,166)
Gain on sales of securities	(4,096)	(1,785)
Gain on sales of loans	(3,257)	(1,045)
Disposition gains on PCI loans	(3,693)	—
Loss on sale of OREO	—	2
Loss on sales of subsidiaries	—	419
Valuation adjustment on OREO	(228)	—
Origination of loans held for sale	(37,942)	(16,569)
Proceeds from sales of SBA loans	43,443	14,009
Change in accrued interest receivable	1,616	700
Change in FDIC loss sharing liability	(1,958)	—
Change in bank-owned life insurance	(498)	(447)
Change in prepaid expenses and other assets	4,225	(4,777)
Change in income tax assets	1,606	5,202
Change in accrued interest payable	(7)	57
Change in accrued expenses and other liabilities	(14,405)	11,416
Net cash provided by operating activities	15,959	26,383
Cash flows from investing activities:
Proceeds from redemption of FHLB stock	1,195	—
Proceeds from matured or called securities	62,863	36,553
Proceeds from sales of securities	307,442	126,056
Proceeds from sales of OREO	6,096	734
Proceeds from sales of loans held for sale	360	—
Proceeds from bank-owned life insurance	1,323	—
Net proceeds from sales of subsidiaries	—	398
Change in loans receivable, net of purchases	(23,135)	(118,166)
Purchases of securities	(40,484)	(124,442)
Purchases of premises and equipment	(1,292)	(611)
Purchases of loans receivable	(64,553)	—
Purchases of FRB stock	(1,244)	(2,643)
Net cash provided by (used in) investing activities	248,571	(82,121)
Cash flows from financing activities:
Change in deposits	(116,965)	32,524
Change in FHLB advances	(150,000)	(30,546)
Redemption of rescinded stock obligation	(783)	—
Proceeds from exercise of stock options	363	418
Cash dividends paid	(2,234)	(2,233)
Net cash (used in) provided by financing activities	(269,619)	163
Net decrease in cash and cash equivalents	(5,089)	(55,575)
Cash and cash equivalents at beginning of year	158,320	179,357
Cash and cash equivalents at end of period	$153,231	$123,782
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,945	$6,396
Income taxes	$14,338	$8,916
Non-cash activities:
Transfer of loans receivable to OREO	$2,711	$1,714
Transfer of loans receivable to loans held for sale	$360	$—
Note receivable from sale of insurance subsidiaries	$—	$1,394
Conversion of stock warrants into common stock	$—	$2
Income tax benefit (expense) related to items of other comprehensive income	$54	$(5,424)
Change in unrealized gain in accumulated other comprehensive income	$(4,002)	$(14,438)
Cash dividends declared	$(7,030)	$(2,230)
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Three and Six months ended June 30, 2015 and 2014
Note 1 — Basis of Presentation

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) was formed as a holding company of Hanmi Bank (the “Bank”) and registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934 in 2000. Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through operation of the Bank.

On August 31, 2014, Hanmi Financial completed its acquisition of Central Bancorp, Inc., a Texas corporation (“CBI”). See Note 2 - Acquisition and Note 6 - Loans for accounting policies regarding purchased loans. During the second quarter of 2014, we sold two subsidiaries, Chun-Ha Insurance Services, Inc., a California corporation (“Chun-Ha”), and All World Insurance Services, Inc., a California corporation (“All World”). See Note 4 - Sale of Insurance Subsidiaries and Discontinued Operations.

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended June 30, 2015, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Annual Report on Form 10-K”).

The preparation of interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates subject to change include, among other items, the fair value estimates of assets acquired and liabilities assumed in the CBI acquisition as discussed in Note 2 - Acquisition. The acquired assets and assumed liabilities of CBI were measured at their estimated fair values. The Company made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and assumed liabilities. Certain prior period amounts have been reclassified to conform to current period presentation.

Descriptions of our significant accounting policies are included in Note 1 - Summary of Significant Accounting Policies in our 2014 Annual Report on Form 10-K. During the second quarter of 2014, we adopted an accounting policy related to accounting for investments in low-income housing tax credit according to Financial Accounting Standards Board (“FASB”) ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. See Note 3 - Accounting for Investments in Qualified Affordable Housing Projects.

Note 2 — Acquisition

Acquisition of Central Bancorp, Inc.

On August 31, 2014, Hanmi Financial completed its acquisition of CBI, the parent company of United Central Bank (“UCB”). In the merger with CBI, each share of CBI common stock was exchanged for $17.64 per share or $50.0 million in the aggregate. In addition, Hanmi Financial paid $28.7 million to redeem CBI preferred stock immediately prior to the consummation of the merger. The merger consideration was funded from consolidated cash of Hanmi Financial. At August 31, 2014, CBI had total assets, liabilities and net assets of $1.27 billion, $1.17 billion and $93.3 million respectively. Total loans and deposits were $297.3 million and $1.10 billion, respectively, at August 31, 2014.

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

Such fair values are preliminary estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. The fair values are based on provisional valuation estimates of the fair values of the acquired assets and assumed liabilities. The valuation of acquired income tax assets and liabilities were based on a preliminary estimates and are subject to change as the provisional amounts are finalized. Such changes to the preliminary estimates during the measurement period are recorded as retrospective adjustments to the consolidated financial statements. During the measurement period, the Company identified retrospective adjustments to certain of the provisional amounts recorded that had the net effect of increasing the bargain purchase gain, net of deferred taxes by $8.0 million.

The following table presents the purchase price allocation reported as of the acquisition date:

(in thousands)
Consideration paid:
CBI Stockholders	$50,000
Redemption of preferred stock and cumulative unpaid dividends	28,675
78,675
Assets acquired:
Cash and cash equivalents	197,209
Securities available for sale	663,497
Loans	297,272
Premises and equipment	17,925
OREO	25,952
Income tax assets, net	12,011
Core deposit intangible	2,213
FDIC loss sharing assets	11,413
Bank-owned life insurance	18,296
Servicing assets	7,497
Other assets	14,636
Total assets acquired	1,267,921
Liabilities assumed:
Deposits	1,098,997
Subordinated debentures	18,473
Rescinded stock obligation	15,485
FHLB advances	10,000
Servicing liabilities	6,039
Other liabilities	25,675
Total liabilities assumed	1,174,669
Total identifiable net assets	$93,252
Bargain purchase gain, net of deferred taxes	$14,577

The provisional application of the acquisition method of accounting resulted in a bargain purchase gain of $14.6 million. The operations of CBI are included in our operating results since the acquisition date. Acquisition-related costs of $6.6 million for the year ended December 31, 2014 were expensed as incurred as merger and integration costs. These expenses are comprised primarily of system conversion costs and professional fees. For the three and six months ended June 30, 2015, acquisition costs of $136,000 and $1.7 million, respectively, were expensed as incurred as merger and integration costs. The $297.3 million estimated fair value of loans acquired from CBI was determined by utilizing a discounted cash flow methodology considering credit and interest rate risk. Cash flows were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a current market rate for similar loans. There was no carryover of CBI’s allowance for loan losses associated with the loans acquired as loans were initially recorded at fair value.

The following table summarizes the accretable yield on the purchased credit impaired loans acquired from the CBI merger at August 31, 2014.

(in thousands)
Undiscounted contractual cash flows	$93,623
Nonaccretable discount	(17,421)
Undiscounted cash flow to be collected	76,202
Estimated fair value of PCI loans	65,346
Accretable yield	$10,856

The core deposit intangible (“CDI”) of $2.2 million was recognized for the core deposits acquired from CBI. The CDI is amortized over its useful life of approximately ten years on an accelerated basis and reviewed for impairment at least quarterly. The amortization of the CDI for the three and six months ended June 30, 2015 was $95,000 and $190,000, respectively.

The fair value of savings and transactional deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Expected cash flows were utilized for fair value calculation of the certificates of deposit based on the contractual terms of the certificates of deposit and the cash flows were discounted based on a current market rate for certificates of deposit with corresponding maturities. The premium of $11.3 million was recognized for certificates of deposit acquired from CBI. The amortization of premium for the three and six months ended June 30, 2015 were $1.5 million and $3.1 million, respectively.

The fair value of subordinated debentures was determined by estimating projected future cash flows and discounting them at a market rate of interest. A discount of $8.3 million was recognized for subordinated debentures, which will be amortized over their contractual term. The amortization of discount for the three and six months ended June 30, 2015 were $41,000 and $79,000, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Pro forma revenues (net interest income plus noninterest income)	$53,491	$49,343	$107,022	$105,589
Pro forma net income from continuing operations	$15,276	$8,521	$27,887	$24,801
Pro forma earnings per share from continuing operations:
Basic	$0.48	$0.27	$0.88	$0.78
Diluted	$0.48	$0.27	$0.87	$0.78

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

The cumulative effect of the retrospective application of this accounting principle was a $1.1 million charge to stockholders' equity as of January 1, 2012. Net income in the three months ended March 31, 2014 decreased by $44,000 due to the change in accounting principle.

The Bank determined that there were no events or changes in circumstances indicating that it is more likely than not that the carrying amount of the investment will not be realized. Therefore, no impairment was recognized as of June 30, 2015 or December 31, 2014. The investment in low income housing was $20.1 million and $21.3 million as of June 30, 2015 and December 31, 2014, respectively. The Bank’s unfunded commitments related to low income housing investments were $8.5 million and $11.9 million as of June 30, 2015 and December 31, 2014, respectively. As a component of income tax expense, the Bank recognized amortizations of $586,000 and $1.2 million during the three and six months ended June 30, 2015, respectively and $276,000 and $447,000 during the three and six months ended June 30, 2014, respectively. Tax credits and other benefits received from the tax expenses were $832,000 and $1.6 million during the three and six months ended June 30, 2015 and $423,000 and $665,000 during the three and six months ended June 30, 2014, respectively.

Note 4 — Sale of Insurance Subsidiaries and Discontinued Operations

In June, 2014, Hanmi Financial sold its insurance subsidiaries, Chun-Ha and All World, and entered into a stock purchase agreement for their sale. The subsidiaries were classified as held for sale in April 2014 and accounted for as discontinued operations. The operations and cash flows of the businesses have been eliminated and in accordance with the provisions of ASC 205, Presentation of Financial Statements, the results are reported as discontinued operations for all periods presented.

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

The sale resulted in a $51,000 gain, offset by a $470,000 capital gain tax, a $14,000 operating loss and an $11,000 income tax expense. Consequently, the net loss from discontinued operations for the second quarter of 2014 was $444,000, or $0.01 per diluted share. For the three and six months ended June 30, 2014, the discontinued operations generated noninterest income, primarily in the line item for insurance commissions, of $1.3 million and $2.7 million, respectively. They also incurred noninterest expense in various line items of $1.4 million and $2.7 million for the three and six months ended June 30, 2014.

Summarized financial information for our discontinued operations related to Chun-Ha and All World are as follows:

June 30, 2014
(in thousands)
Cash and cash equivalents	$1,602
Premises and equipment, net	90
Other intangible assets, net	1,089
Other assets	2,855
Total assets	$5,636
Income tax payable	$415
Accrued expenses and other liabilities	1,878
Total liabilities	$2,293
Net assets of discontinued operations	$3,343

	June 30, 2014
	Three Months Ended	Six Months Ended
	(in thousands)
Noninterest loss	$(52)	$(14)
Gain on disposal	51	51
(Loss) income before taxes	(1)	37
Provision for income taxes	466	481
Net loss from discontinued operations	$(467)	$(444)

Note 5 — Securities

The following is a summary of securities available for sale as of June 30, 2015 and December 31, 2014:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
June 30, 2015
Mortgage-backed securities (1) (2)	$379,574	$1,374	$1,380	$379,568
Collateralized mortgage obligations (1)	154,968	1,061	660	155,369
U.S. government agency securities	63,969	4	1,312	62,661
SBA loan pool securities	71,960	83	357	71,686
Municipal bonds-tax exempt	3,589	37	—	3,626
Municipal bonds-taxable	15,607	271	46	15,832
Corporate bonds	17,019	1	44	16,976
U.S. treasury securities	161	1	—	162
Other securities	22,916	—	113	22,803
Total securities available for sale	$729,763	$2,832	$3,912	$728,683
December 31, 2014
Mortgage-backed securities (1) (2)	$571,678	$2,811	$1,203	$573,286
Collateralized mortgage obligations (1)	188,704	417	1,074	188,047
U.S. government agency securities	129,857	172	1,822	128,207
SBA loan pool securities	109,983	52	588	109,447
Municipal bonds-tax exempt	4,319	71	—	4,390
Municipal bonds-taxable	16,615	398	91	16,922
Corporate bonds	17,018	2	72	16,948
U.S. treasury securities	163	—	—	163
Other securities	22,916	57	80	22,893
Equity securities	450	—	36	414
Total securities available for sale	$1,061,703	$3,980	$4,966	$1,060,717

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities

(2)	A portion of the mortgage-backed securities is comprised of home mortgage-backed securities backed by home equity conversion mortgages

The amortized cost and estimated fair value of securities as of June 30, 2015, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2064, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(in thousands)
Within one year	$11,998	$11,973
Over one year through five years	17,329	17,208
Over five years through ten years	98,196	97,498
Over ten years	44,782	44,264
Mortgage-backed securities	379,574	379,568
Collateralized mortgage obligations	154,968	155,369
Other securities	22,916	22,803
Total	$729,763	$728,683
FASB ASC 320, Investments – Debt and Equity Securities, requires us to periodically evaluate our investments for other-than-temporary impairment (“OTTI”). There was no OTTI charge during the six months ended June 30, 2015 and 2014.

Gross unrealized losses on securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of June 30, 2015 and December 31, 2014

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(in thousands, except number of securities)
June 30, 2015
Mortgage-backed securities	$595	$94,908	32	$785	$22,781	9	$1,380	$117,689	41
Collateralized mortgage obligations	114	28,201	8	546	28,654	12	660	56,855	20
U.S. government agency securities	394	29,596	11	918	30,061	10	1,312	59,657	21
SBA loan pool securities	19	13,971	3	338	11,362	4	357	25,333	7
Municipal bonds-taxable	46	6,086	5	—	—	—	46	6,086	5
Corporate bonds	17	5,004	1	27	7,971	2	44	12,975	3
Other securities	25	21,861	3	88	937	3	113	22,798	6
Total	$1,210	$199,627	63	$2,702	$101,766	40	$3,912	$301,393	103
December 31, 2014
Mortgage-backed securities	$288	$102,704	21	$915	$50,625	19	$1,203	$153,329	40
Collateralized mortgage obligations	350	78,191	21	724	33,308	13	1,074	111,499	34
U.S. government agency securities	—	5,000	1	1,822	73,142	26	1,822	78,142	27
SBA loan pool securities	155	85,062	15	433	11,975	4	588	97,037	19
Municipal bonds-taxable	—	—	—	91	5,538	5	91	5,538	5
Corporate bonds	4	5,021	1	68	7,925	2	72	12,946	3
Other securities	—	—	—	80	1,945	4	80	1,945	4
Equity securities	36	214	1	—	—	—	36	214	1
Total	$833	$276,192	60	$4,133	$184,458	73	$4,966	$460,650	133

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2015 and December 31, 2014 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of June 30, 2015 and December 31, 2014. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

FASB ASC 320 requires OTTI securities to be written down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

The Company does not intend to sell these securities and it is more likely than not that we will not be required to sell the investments before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of June 30, 2015 and December 31, 2014 were not other-than-temporarily impaired, and therefore, no impairment charges as of June 30, 2015 and December 31, 2014 were warranted.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Gross realized gains on sales of securities	$2,067	$365	$4,262	$1,786
Gross realized losses on sales of securities	(155)	(1)	(166)	(1)
Net realized gains on sales of securities	$1,912	$364	$4,096	$1,785
Proceeds from sales of securities	$130,594	$40,822	$307,442	$126,056

For the three months ended June 30, 2015, there was a $1.9 million net gain in earnings resulting from the sale of securities that had previously been recorded as net unrealized gains of $4.1 million in comprehensive income. For the three months ended June 30, 2014, there was a $364,000 net gain in earnings resulting from the sale of securities that had previously been recorded as net unrealized gains of $100,000 in comprehensive income.

For the six months ended June 30, 2015, there was a $4.1 million net gain in earnings resulting from the sale of securities that had previously been recorded as net unrealized gains of $1.2 million in comprehensive income. For the three months ended June 30, 2014, there was a $1.8 million net gain in earnings resulting from the sale of securities that had previously been recorded as net unrealized losses of $177,000 in comprehensive income.

Securities available for sale with market values of $71.1 million and $76.2 million as of June 30, 2015 and December 31, 2014, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

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

Purchased loans, which are loans we have acquired through our acquisition of other banks or purchased from other institutions, are stated at the principal amount outstanding, net of unearned discounts or unamortized premiums. All loans acquired in acquisitions are initially measured and recorded at their fair value on the acquisition date. A component of the initial fair value measurement is an estimate of the credit losses over the life of the purchased loans. Purchased loans are also evaluated for impairment as of the acquisition date and are accounted for as "acquired non-impaired" or "purchased credit impaired" loans.

Purchased non-impaired loans are those loans for which there was no evidence of credit deterioration at their acquisition date and it was probable that we would be able to collect all contractually required payments. Purchased non-impaired loans, together with originated loans, are referred to as non-purchased credit impaired ("Non-PCI") loans. Purchase discounts or premiums on Non-PCI loans is recognized as an adjustment to interest income over the contractual life of such loans using the effective interest method or taken into income when the related loans are paid off or sold.

Purchased credit impaired ("PCI") loans are accounted for in accordance with ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality." A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that we would be unable to collect all contractually required payments. We apply PCI loan accounting when we acquire loans deemed to be impaired.

For PCI loans, at the time of acquisition we (i) calculated the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows") and (ii) estimated the amount and timing of undiscounted expected principal and interest payments (the "undiscounted expected cash flows"). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the PCI loan portfolios; such amount is subject to change over time based on the performance of such loans. The carrying value of PCI loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.

The excess of expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the "accretable yield" and is recorded as interest income over the estimated life of the loans using the effective yield. If estimated cash flows are indeterminable, the recognition of interest income will cease to be recognized.

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

Loans receivable consisted of the following as of the dates indicated:

	June 30, 2015			December 31, 2014
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(in thousands)
Real estate loans:
Commercial property (1)
Retail	$690,097	$9,358	$699,455	$675,072	$10,343	$685,415
Hospitality	492,289	10,345	502,634	454,499	12,862	467,361
Gas station	337,566	5,955	343,521	362,240	7,745	369,985
Other	840,735	5,885	846,620	842,126	10,680	852,806
Construction	21,310	—	21,310	9,517	—	9,517
Residential property	171,071	2,055	173,126	120,932	2,499	123,431
Total real estate loans	2,553,068	33,598	2,586,666	2,464,386	44,129	2,508,515
Commercial and industrial loans:
Commercial term	111,676	267	111,943	116,073	327	116,400
Commercial lines of credit	115,382	—	115,382	93,860	—	93,860
International loans	33,864	—	33,864	38,929	—	38,929
Total commercial and industrial loans	260,922	267	261,189	248,862	327	249,189
Consumer loans	26,274	43	26,317	27,512	45	27,557
Total gross loans	2,840,264	33,908	2,874,172	2,740,760	44,501	2,785,261
Allowance for loans losses	(49,468)	(1,352)	(50,820)	(51,640)	(1,026)	(52,666)
Deferred loan costs	2,734	—	2,734	3,237	—	3,237
Loans receivable, net	$2,793,530	$32,556	$2,826,086	$2,692,357	$43,475	$2,735,832

(1)	Includes owner-occupied property loans of $1.16 billion and $1.12 billion as of June 30, 2015 and December 31, 2014, respectively.

Accrued interest on loans receivable was $6.1 million and $6.4 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, loans receivable totaling $735.2 million and $840.0 million respectively, were pledged to secure advances from the FHLB and the FBR discount window.

The following table details the information on the sales and reclassifications of loans receivable to loans held for sale (excluding PCI loans) by portfolio segment for the three months ended June 30, 2015 and 2014:

	Real Estate	Commercial and Industrial	Consumer	Total Non-PCI
	(in thousands)
June 30, 2015
Balance at beginning of period	$7,226	$1,451	$—	$8,677
Origination of loans held for sale	6,807	8,027	—	14,834
Reclassification from loans receivable to loans held for sale	360	—	—	360
Sales of loans held for sale	(12,321)	(7,368)	—	(19,689)
Principal payoffs and amortization	(5)	(19)	—	(24)
Balance at end of period	$2,067	$2,091	$—	$4,158
June 30, 2014
Balance at beginning of period	$390	$—	$—	$390
Origination of loans held for sale	8,124	2,091	—	10,215
Sales of loans held for sale	(5,944)	(815)	—	(6,759)
Principal payoffs and amortization	(2)	(2)	—	(4)
Balance at end of period	$2,568	$1,274	$—	$3,842

For the three months ended June 30, 2015, a Non-PCI loan receivable of $360,000 was reclassified as loans held for sale and Non-PCI loans held for sale of $19.7 million were sold. In addition, there was no reclassification from Non-PCI loans held for sale to Non-PCI loans receivable for the three months ended June 30, 2015. For the three months ended June 30, 2014, there was no reclassification of Non-PCI loans receivable as Non-PCI loans held for sale and Non-PCI loans held for sale of $6.8 million were sold. In addition, there was no reclassification from Non-PCI loans held for sale to Non-PCI loans receivable for the three months ended June 30, 2014.

The following table details the information on the sales and reclassifications of loans receivable to loans held for sale (excluding PCI loans) by portfolio segment for the six months ended June 30, 2015 and 2014:

	Real Estate	Commercial and Industrial	Consumer	Total Non-PCI
	(in thousands)
June 30, 2015
Balance at beginning of period	$3,323	$2,128	$—	$5,451
Origination of loans held for sale	23,734	14,208	—	37,942
Reclassification from loans receivable to loans held for sale	360	—	—	360
Sales of loans held for sale	(25,335)	(14,208)	—	(39,543)
Principal payoffs and amortization	(15)	(37)	—	(52)
Balance at end of period	$2,067	$2,091	$—	$4,158
June 30, 2014
Balance at beginning of period	$—	$—	$—	$—
Origination of loans held for sale	14,393	2,176	—	16,569
Sales of loans held for sale	(11,818)	(899)	—	(12,717)
Principal payoffs and amortization	(7)	(3)	—	(10)
Balance at end of period	$2,568	$1,274	$—	$3,842

For the six months ended June 30, 2015, a Non-PCI loan receivable of $360,000 was reclassified as loans held for sale and Non-PCI loans held for sale of $39.5 million were sold. In addition, there was no reclassification from Non-PCI loans held for sale to Non-PCI loans receivable for the six months ended June 30, 2015. For the six months ended June 30, 2014, there was no reclassification of Non-PCI loans receivable as Non-PCI loans held for sale, and Non-PCI loans held for sale of $12.7 million were sold. In addition, there was no reclassification from Non-PCI loans held for sale to Non-PCI loans receivable for the six months ended June 30, 2014.

Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the Three Months Ended				As of and for the Six Months Ended
	June 30, 2015			June 30, 2014	June 30, 2015			June 30, 2014
	Non-PCI Loans	PCI Loans	Total		Non-PCI Loans	PCI Loans	Total
	(in thousands)
Allowance for loan losses:
Balance at beginning of period	$51,515	$1,436	$52,951	$56,593	$51,640	$1,026	$52,666	$57,555
Charge-offs	(1,221)	52	(1,169)	(2,547)	(1,255)	—	(1,255)	(4,151)
Recoveries on loans previously charged off	1,793	(352)	1,441	1,741	3,485	—	3,485	5,992
Net loan recoveries (charge-offs)	572	(300)	272	(806)	2,230	—	2,230	1,841
(Negative provision) provision charged to operating expense	(2,619)	216	(2,403)	(3,901)	(4,402)	$326	(4,076)	(7,510)
Balance at end of period	$49,468	$1,352	$50,820	$51,886	$49,468	$1,352	$50,820	$51,886
Allowance for off-balance sheet items:
Balance at beginning of period	$1,054	$—	$1,054	$1,557	$1,366	$—	$1,366	$1,248
(Negative provision) provision charged to operating expense	(92)	—	(92)	35	(404)	$—	(404)	344
Balance at end of period	$962	$—	$962	$1,592	$962	$—	$962	$1,592

The allowance for off-balance sheet items is maintained at a level believed to be sufficient to absorb probable losses related to these unfunded credit facilities. The determination of the allowance adequacy is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of June 30, 2015 and 2014, the allowance for off-balance sheet items amounted to $1.0 million and $1.6 million, respectively. Net adjustments to the allowance for off-balance sheet items are included in the provision for loan losses.

The following table details the information on the allowance for loan losses by portfolio segment for the three months ended June 30, 2015 and 2014:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(in thousands)
June 30, 2015
Allowance for loan losses:
Beginning balance	$42,550	$7,786	$185	$994	$51,515
Charge-offs	(101)	(1,120)	—	—	(1,221)
Recoveries on loans previously charged off	1,263	530	—	—	1,793
(Negative provision) provision	(3,814)	1,049	(13)	159	(2,619)
Ending balance	$39,898	$8,245	$172	$1,153	$49,468
Ending balance: individually evaluated for impairment	$3,798	$1,503	$—	$—	$5,301
Ending balance: collectively evaluated for impairment	$36,100	$6,742	$172	$1,153	$44,167
Loans receivable:
Ending balance	$2,553,068	$260,922	$26,274	$—	$2,840,264
Ending balance: individually evaluated for impairment	$32,795	$10,401	$1,807	$—	$45,003
Ending balance: collectively evaluated for impairment	$2,520,273	$250,521	$24,467	$—	$2,795,261
Allowance for loan losses on PCI loans:
Beginning balance	$1,318	$118	$—	$—	$1,436
Charge-offs	52	—	—	—	52
Recoveries on loans previously charged off	$—	(352)	—	—	(352)
Provision	(81)	297	—	—	216
Ending balance: acquired with deteriorated credit quality	$1,289	$63	$—	$—	$1,352
PCI loans receivable:
Ending balance: acquired with deteriorated credit quality	$33,598	$267	$43	$—	$33,908
June 30, 2014
Allowance for loan losses on Non-PCI loans:
Beginning balance	$44,230	$10,425	$633	$1,305	$56,593
Charge-offs	(60)	(2,474)	(13)	—	(2,547)
Recoveries on loans previously charged off	87	1,652	2	—	1,741
(Negative provision) provision	(3,954)	135	(82)	—	(3,901)
Ending balance	$40,303	$9,738	$540	$1,305	$51,886
Ending balance: individually evaluated for impairment	$2,448	$2,605	$113	$—	$5,166
Ending balance: collectively evaluated for impairment	$37,855	$7,133	$427	$1,305	$46,720
Non-PCI loans receivable:
Ending balance	$2,090,083	$230,309	$28,843	$—	$2,349,235
Ending balance: individually evaluated for impairment	$35,616	$10,741	$1,529	$—	$47,886
Ending balance: collectively evaluated for impairment	$2,054,467	$219,568	$27,314	$—	$2,301,349

The following table details the information on the allowance for loan losses by portfolio segment for the six months ended June 30, 2015 and 2014:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(in thousands)
June 30, 2015
Allowance for loan losses:
Beginning balance	$41,194	$9,142	$220	$1,084	$51,640
Charge-offs	(101)	(1,154)	—	—	(1,255)
Recoveries on loans previously charged off	1,295	2,190	—	—	3,485
(Negative provision) provision	(2,490)	(1,933)	(48)	69	(4,402)
Ending balance	$39,898	$8,245	$172	$1,153	$49,468
Ending balance: individually evaluated for impairment	$3,798	$1,503	$—	$—	$5,301
Ending balance: collectively evaluated for impairment	$36,100	$6,742	$172	$1,153	$44,167
Loans receivable:
Ending balance	$2,553,068	$260,922	$26,274	$—	$2,840,264
Ending balance: individually evaluated for impairment	$32,795	$10,401	$1,807	$—	$45,003
Ending balance: collectively evaluated for impairment	$2,520,273	$250,521	$24,467	$—	$2,795,261
Allowance for loan losses on PCI loans:
Beginning balance	$895	$131	$—	$—	$1,026
Provision	394	(68)	—	—	326
Ending balance: acquired with deteriorated credit quality	$1,289	$63	$—	$—	$1,352
PCI loans receivable:
Ending balance: acquired with deteriorated credit quality	$33,598	$267	$43	$—	$33,908
June 30, 2014
Allowance for loan losses on Non-PCI loans:
Beginning balance	$43,550	$11,287	$1,427	$1,291	$57,555
Charge-offs	(1,188)	(2,896)	(67)	—	(4,151)
Recoveries on loans previously charged off	3,005	2,973	14	—	5,992
(Negative provision) provision	(5,064)	(1,626)	(834)	14	(7,510)
Ending balance	$40,303	$9,738	$540	$1,305	$51,886
Ending balance: individually evaluated for impairment	$2,448	$2,605	$113	$—	$5,166
Ending balance: collectively evaluated for impairment	$37,855	$7,133	$427	$1,305	$46,720
Non-PCI loans receivable:
Ending balance	$2,090,083	$230,309	$28,843	$—	$2,349,235
Ending balance: individually evaluated for impairment	$35,616	$10,741	$1,529	$—	$47,886
Ending balance: collectively evaluated for impairment	$2,054,467	$219,568	$27,314	$—	$2,301,349
Credit Quality Indicators

As part of the on-going monitoring of the credit quality of our loan portfolio, we utilize an internal loan grading system to identify credit risk and assign an appropriate grade, from 0 to 8, for each loan in our loan portfolio. A third party loan review is performed on an annual basis. Additional adjustments are made when determined to be necessary. The loan grade definitions are as follows:
Pass and Pass-Watch: Pass and pass-watch loans, grades 0-4, are in compliance in all respects with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weaknesses as defined under “Special Mention,” “Substandard” or “Doubtful.” This category is the strongest level of the Bank’s loan grading system. It incorporates all performing loans with no credit weaknesses. It includes cash and stock/security secured loans or other investment grade loans.
Special Mention: A special mention credit, grade 5, has potential weaknesses that deserve management’s close attention. If not corrected, these potential weaknesses may result in deterioration of the repayment prospects of the debt and result in a Substandard classification. Loans that have significant actual, not potential, weaknesses are considered more severely classified.
Substandard: A substandard credit, grade 6, has a well-defined weakness that jeopardizes the liquidation of the debt. A credit graded Substandard is not protected by the sound worth and paying capacity of the borrower, or of the value and type of collateral pledged. With a Substandard loan, there is a distinct possibility that the Bank will sustain some loss if the weaknesses or deficiencies are not corrected.
Doubtful: A doubtful credit, grade 7, is one that has critical weaknesses that would make the collection or liquidation of the full amount due improbable. However, there may be pending events which may work to strengthen the credit, and therefore the amount or timing of a possible loss cannot be determined at the current time.
Loss: A loan classified as loss, grade 8, is considered uncollectible and of such little value that their continuance as an active bank asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be possible in the future. Loans classified as loss are charged off in a timely manner.

Under regulatory guidance, loans graded special mention or worse are considered criticized loans and loans graded substandard or worse are considered classified loans.

     As of June 30, 2015 and December 31, 2014, pass/pass-watch, special mention and classified loans (excluding PCI loans), disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total
	(in thousands)
June 30, 2015
Real estate loans:
Commercial property
Retail	$676,646	$11,599	$1,852	$690,097
Hospitality	440,360	41,436	10,493	492,289
Gas station	321,327	9,515	6,724	337,566
Other	823,627	6,222	10,886	840,735
Construction	21,310	—	—	21,310
Residential property	169,287	62	1,722	171,071
Commercial and industrial loans:
Commercial term	101,985	1,373	8,318	111,676
Commercial lines of credit	112,553	195	2,634	115,382
International loans	33,864	—	—	33,864
Consumer loans	24,034	111	2,129	26,274
Total Non-PCI loans	$2,724,993	$70,513	$44,758	$2,840,264
December 31, 2014
Real estate loans:
Commercial property
Retail	$654,360	$18,013	$2,699	$675,072
Hospitality	397,437	46,365	10,697	454,499
Gas station	345,775	8,899	7,566	362,240
Other	822,037	9,543	10,546	842,126
Construction	9,517	—	—	9,517
Residential property	118,688	66	2,178	120,932
Commercial and industrial loans:
Commercial term	106,326	1,225	8,522	116,073
Commercial lines of credit	92,312	993	555	93,860
International loans	36,121	252	2,556	38,929
Consumer loans	25,313	131	2,068	27,512
Total Non-PCI loans	$2,607,886	$85,487	$47,387	$2,740,760

The following is an aging analysis of gross loans (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Accruing 90 Days or More Past Due
	(in thousands)
June 30, 2015
Real estate loans:
Commercial property
Retail	$543	$177	$1,166	$1,886	$688,211	$690,097	$—
Hospitality	3,837	—	4,356	8,193	484,096	492,289	—
Gas station	1,085	1,687	842	3,614	333,952	337,566	—
Other	1,209	447	3,477	5,133	835,602	840,735	—
Construction	—	—	—	—	21,310	21,310	—
Residential property	—	—	108	108	170,963	171,071	—
Commercial and industrial loans:
Commercial term	390	337	1,991	2,718	108,958	111,676	—
Commercial lines of credit	500	570	220	1,290	114,092	115,382	—
International loans	—	—	—	—	33,864	33,864	—
Consumer loans	250	—	338	588	25,686	26,274	—
Total Non-PCI loans	$7,814	$3,218	$12,498	$23,530	$2,816,734	$2,840,264	$—
December 31, 2014
Real estate loans:
Commercial property
Retail	$1,554	$281	$1,920	$3,755	$671,317	$675,072	$—
Hospitality	1,531	2,340	433	4,304	450,195	454,499	—
Gas station	2,991	1,113	353	4,457	357,783	362,240	—
Other	1,674	2,156	1,142	4,972	837,154	842,126	—
Construction	—	—	—	—	9,517	9,517	—
Residential property	167	—	687	854	120,078	120,932	—
Commercial and industrial loans:
Commercial term	1,107	490	2,847	4,444	111,629	116,073	—
Commercial lines of credit	—	—	227	227	93,633	93,860	—
International loans	200	—	—	200	38,729	38,929	—
Consumer loans	489	349	248	1,086	26,426	27,512	—
Total Non-PCI loans	$9,713	$6,729	$7,857	$24,299	$2,716,461	$2,740,760	$—

 Impaired Loans

Loans are considered impaired when the Bank will be unable to collect all interest and principal payments per contractual terms of the loan agreement, unless the loan is both well-collateralized and in the process of collection; or they are classified as Troubled Debt Restructurings (“TDRs”) because, due to the financial difficulties of the borrowers, we have granted concessions to the borrowers we would not otherwise consider; or when current information or events make it unlikely to collect in full according to the contractual terms of the loan agreements; or there is a deterioration in the borrower’s financial condition that raises uncertainty as to timely collection of either principal or interest; or full payment of both interest and principal is in doubt according to the original contractual terms.
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
	(in thousands)
June 30, 2015
Real estate loans:
Commercial property
Retail	$3,223	$3,485	$3,046	$177	$42
Hospitality	7,109	7,796	5,329	1,780	3,276
Gas station	8,538	9,299	8,104	434	127
Other	11,247	12,893	9,783	1,464	353
Residential property	2,678	2,843	2,678	—	—
Commercial and industrial loans:
Commercial term	7,055	7,492	3,640	3,415	1,481
Commercial lines of credit	2,064	2,186	417	1,647	5
International loans	1,282	1,282	597	685	17
Consumer loans	1,807	2,004	1,807	—	—
Total Non-PCI loans	$45,003	$49,280	$35,401	$9,602	$5,301
December 31, 2014
Real estate loans:
Commercial property
Retail	$4,436	$4,546	$1,938	$2,498	$220
Hospitality	5,835	6,426	4,581	1,254	1,828
Gas station	8,974	9,594	8,526	448	150
Other	10,125	11,591	8,890	1,235	319
Residential property	3,127	3,268	3,127	—	—
Commercial and industrial loans:
Commercial term	7,614	8,133	2,999	4,615	2,443
Commercial lines of credit	466	575	466	—	—
International loans	3,546	3,546	2,628	918	286
Consumer loans	1,742	1,907	1,742	—	—
Total Non-PCI loans	$45,865	$49,586	$34,897	$10,968	$5,246

	Average Recorded Investment for the Three Months Ended	Interest Income Recognized for the Three Months Ended	Average Recorded Investment for the Six Months Ended	Interest Income Recognized for the Six Months Ended
	(in thousands)
June 30, 2015
Real estate loans:
Commercial property
Retail	$4,278	$126	$5,134	$198
Hospitality	7,128	118	6,700	300
Gas station	8,712	189	8,352	282
Other	11,294	196	10,774	404
Residential property	2,689	28	2,896	60
Commercial and industrial loans:
Commercial term	7,190	97	7,634	196
Commercial lines of credit	2,071	29	2,255	36
International loans	1,182	—	1,271	—
Consumer loans	1,812	17	1,821	34
Total Non-PCI loans	$46,356	$800	$46,837	$1,510
June 30, 2014
Real estate loans:
Commercial property
Retail	$5,286	$108	$6,295	$179
Hospitality	4,712	80	4,121	129
Gas station	12,432	181	10,944	369
Other	10,624	228	11,124	451
Residential property	2,833	30	2,692	57
Commercial and industrial loans:
Commercial term	9,085	140	10,952	317
Commercial lines of credit	713	11	729	25
International loans	1,131	—	1,130	—
Consumer loans	1,535	16	1,547	30
Total Non-PCI loans	$48,351	$794	$49,534	$1,557

The following is a summary of interest foregone on impaired loans (excluding PCI loans) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$1,177	$1,215	$1,917	$2,427
Less: Interest income recognized on impaired loans	(800)	(794)	(1,510)	(1,557)
Interest foregone on impaired loans	$377	$421	$407	$870

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

The following table details nonaccrual loans (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	June 30, 2015	December 31, 2014
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,599	$2,160
Hospitality	6,133	3,835
Gas station	5,664	3,478
Other	6,404	4,961
Residential property	1,141	1,588
Commercial and industrial loans:
Commercial term	5,108	7,052
Commercial lines of credit	417	466
Consumer loans	1,557	1,742
Total nonaccrual Non-PCI loans	$28,023	$25,282

The following table details nonperforming assets (excluding PCI loans) as of the dates indicated:

	June 30, 2015	December 31, 2014
	(in thousands)
Nonaccrual Non-PCI loans	$28,023	$25,282
Loans 90 days or more past due and still accruing	—	—
Total nonperforming Non-PCI loans	28,023	25,282
OREO	11,857	15,790
Total nonperforming assets	$39,880	$41,072

As of June 30, 2015, OREO consisted of 19 properties with a combined carrying value of $11.9 million. Of the $11.9 million, $10.6 million were OREO acquired in the CBI acquisition or were obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date. As of December 31, 2014, OREO consisted of 25 properties with a combined carrying value of $15.8 million. Of the $15.8 million, $15.3 million were OREO acquired in the CBI acquisition or were obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date.

Troubled Debt Restructurings

The following table details TDRs (excluding PCI loans), disaggregated by concession type and by loan type, as of June 30, 2015 and December 31, 2014:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
June 30, 2015
Real estate loans:
Commercial property
Retail	$—	$—	$—	$371	$371	$—	$—	$—	$—	$—
Hospitality	1,852	(74)	—	—	1,778	—	—	—	—	—
Gas station	2,868	—	—	—	2,868	349	—	—	—	349
Other	920	1,749	384	16	3,069	2,249	—	760	1,370	4,379
Residential property	716	—	—	—	716	—	—	—	304	304
Commercial and industrial loans:
Commercial term	10	5	2,396	1,557	3,968	49	220	307	1,085	1,661
Commercial lines of credit	220	—	114	83	417	1,647	—	—	—	1,647
Consumer loans	—	—	123	—	123	250	—	—	—	250
Total Non-PCI loans	$6,586	$1,680	$3,017	$2,027	$13,310	$4,544	$220	$1,067	$2,759	$8,590
December 31, 2014
Real estate loans:
Commercial property
Retail	$—	$—	$—	$2,032	$2,032	$306	$—	$—	$—	$306
Hospitality	1,115	(53)	—	—	1,062	1,807	—	—	—	1,807
Gas station	1,075	—	—	—	1,075	2,335	—	—	—	2,335
Other	943	1,498	433	24	2,898	2,343	—	782	1,372	4,497
Residential property	742	—	—	—	742	—	—	—	308	308
Commercial and industrial loans:
Commercial term	14	(1)	2,556	1,481	4,050	57	226	567	1,358	2,208
Commercial lines of credit	227	—	126	113	466	2,156	—	—	—	2,156
International loans	—	—	—	—	—	—	—	200	—	200
Consumer loans	—	—	131	—	131	—	—	—	—	—
Total Non-PCI loans	$4,116	$1,444	$3,246	$3,650	$12,456	$9,004	$226	$1,549	$3,038	$13,817

As of June 30, 2015 and December 31, 2014, total TDRs, excluding loans held for sale, were $21.9 million and $26.3 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for three months or more. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.

At June 30, 2015 and December 31, 2014, TDRs, excluding loans held for sale, were subjected to specific impairment analysis, and $2.0 million and $2.9 million, respectively, of reserves relating to these loans were included in the allowance for loan losses.

The following table details TDRs (excluding PCI loans), disaggregated by loan class, for the three months ended June 30, 2015 and 2014:

	June 30, 2015			June 30, 2014
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands, except number of loans)
Real estate loans:
Commercial property
Retail (1)	—	$—	$—	1	$2,002	$1,882
Other (2)	1	313	313	1	65	62
Residential property (3)	—	—	—	1	316	313
Commercial and industrial loans:
Commercial term (4)	1	9	9	2	59	53
Commercial lines of credit (5)	—	—	—	1	146	140
Consumer loans (6)	1	250	250	—	—	—
Total Non-PCI loans	3	$572	$572	6	$2,588	$2,450

(1)	Includes a modification of $1.9 million through an extension of maturity for the three months ended June 30, 2014.

(2)
Includes a modification of $313,000 through a payment deferral for the three months ended June 30, 2015 and a modification of $62,000 through an extension of maturity for the three months ended June 30, 2014.

(3)	Includes a modification of $313,000 through an extension of maturity for the three months ended June 30, 2014.

(4)
Includes a modification of $9,000 through a reduction of principal or accrued interest for the three months ended June 30, 2015 and modifications of $41,000 through a payment deferral and $12,000 through a reduction of principal or accrued interest for the three months ended June 30, 2014.

(5)	Includes a modification of $140,000 through a reduction of principal or accrued interest for the three months ended June 30, 2014.

(6)	Includes a modification of $250,000 through a payment deferral for the three months ended June 30, 2015.

During the three months ended June 30, 2015, we restructured monthly payments on three loans, with a net carrying value of $572,000 as of June 30, 2015, through temporary payment structure modifications. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

The following table details TDRs (excluding PCI loans), disaggregated by loan class, for the six months ended June 30, 2015 and 2014:

	June 30, 2015			June 30, 2014
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands, except number of loans)
Real estate loans:
Commercial property
Retail (1)	—	$—	$—	1	$2,002	$1,882
Other (2)	1	313	313	2	1,011	1,005
Residential property (3)	—	—	—	1	317	313
Commercial and industrial loans:
Commercial term (4)	5	553	486	5	327	287
Commercial lines of credit (5)	—	—	—	2	400	378
Consumer loans (6)	1	250	250	—	—	—
Total Non-PCI loans	7	$1,116	$1,049	11	$4,057	$3,865

(1)	Includes a modification of $1.9 million through an extension of maturity for the six months ended June 30, 2014.

(2)
Includes a modification of $313,000 through a payment deferral for the six months ended June 30, 2015 and modifications of $62,000 through an extension of maturity and $943,000 through a payment deferral for the six months ended June 30, 2014.

(3)	Includes a modification of $313,000 through an extension of maturity for the six months ended June 30, 2014.

(4)
Includes modifications of $476,000 through extensions of maturity and a modification of $9,000 through a reduction of principal or accrued interest for the six months ended June 30, 2015, and modifications of $140,000 through a reduction of principal or accrued interest and $238,000 through a payment deferral for the six months ended June 30, 2014.

(5)	Includes modifications of $140,000 through a reduction of principal or accrued interest and $238,000 through a payment deferral for the six months ended June 30, 2014.

(6)	Includes a modification of $250,000 through a payment deferral for the three months ended June 30, 2015.

The following table details TDRs (excluding PCI loans) that defaulted subsequent to the modifications occurring within the previous twelve months, disaggregated by loan class, for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended				Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in thousands, except number of loans)
Real estate loans:
Commercial property
Retail	—	$—	—	$—	—	$—	1	$309
Hospitality	1	821	—	—	1	821	1	996
Gas station	1	1,856	—	—	1	1,856	—	—
Other	1	379	—	—	1	379	1	364
Commercial and industrial loans:
Commercial term	—	—	2	212	—	—	2	212
Commercial lines of credit	—	—	1	140	—	—	1	140
Total Non-PCI loans	3	$3,056	3	$352	3	$3,056	6	$2,021

Purchased Credit Impaired Loans

As part of the acquisition of CBI, the Company purchased loans for which there was, at acquisition, evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected. Outstanding balance of PCI loans, the undiscounted sum of all amounts including amounts deemed principal, interest, fees and penalties, were $49.0 million and $64.3 million, respectively as of June 30, 2015 and December 31, 2014. The following table summarizes the changes in carrying value of PCI loans during the six months ended June 30, 2015:

	Carrying Amount	Accretable Yield
	(in thousands)
Balance at January 1, 2015	$43,475	$(11,025)
Accretion	1,758	1,758
Payments received	(13,792)	—
Disposal/transfer to OREO	1,441	—
Change in expected cash flows, net	—	92
Provision for credit losses	(326)	—
Balance at June 30, 2015	$32,556	$(9,175)

As of June 30, 2015, pass/pass-watch, special mention and classified PCI loans, disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total	Allowance	Total PCI Loans
	(in thousands)
June 30, 2015
Real estate loans:
Commercial property
Retail	$1,199	$177	$7,982	$9,358	$257	$9,101
Hospitality	191	—	10,154	10,345	317	10,028
Gas station	—	188	5,767	5,955	503	5,452
Other	51	—	5,834	5,885	16	5,869
Residential property	—	—	2,055	2,055	196	1,859
Commercial and industrial loans:
Commercial term	—	—	267	267	63	204
Consumer loans	—	—	43	43	—	43
Total PCI loans	$1,441	$365	$32,102	$33,908	$1,352	$32,556
December 31, 2014
Real estate loans:
Commercial property
Retail	$1,207	$219	$8,917	$10,343	$401	$9,942
Hospitality	—	—	12,862	12,862	99	12,763
Gas station	—	1,242	6,503	7,745	302	7,443
Other	—	—	10,680	10,680	65	10,615
Residential property	—	—	2,499	2,499	28	2,471
Commercial and industrial loans:
Commercial term	—	—	327	327	131	196
Consumer loans	—	—	45	45	—	45
Total PCI loans	$1,207	$1,461	$41,833	$44,501	$1,026	$43,475

Loans accounted for as PCI are generally considered accruing and performing loans as the accretable discount is accreted to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans are classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of June 30, 2015 and December 31, 2014, we had no PCI loans on nonaccrual status and included in the delinquency table below.

The following table presents a summary of the borrowers' underlying payment status of PCI loans as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Allowance Amount	Total
	(in thousands)
June 30, 2015
Real estate loans:
Commercial property
Retail	$1,759	$—	$4,851	$6,610	$2,748	$9,358	$257	$9,101
Hospitality	36	—	5,614	5,650	4,695	10,345	317	10,028
Gas station	63	—	1,874	1,937	4,018	5,955	503	5,452
Other	8	—	5,330	5,338	547	5,885	16	5,869
Residential property	—	—	1,406	1,406	649	2,055	196	1,859
Commercial and industrial loans:
Commercial term	—	—	70	70	197	267	63	204
Consumer loans	—	—	43	43	—	43	—	43
Total PCI loans	$1,866	$—	$19,188	$21,054	$12,854	$33,908	$1,352	$32,556
December 31, 2014
Real estate loans:
Commercial property
Retail	$93	$287	$5,623	$6,003	$4,340	$10,343	$401	$9,942
Hospitality	312	—	7,670	7,982	4,880	12,862	99	12,763
Gas station	1,139	1,053	3,178	5,370	2,375	7,745	302	7,443
Other	—	—	10,119	10,119	561	10,680	65	10,615
Residential property	—	—	1,722	1,722	777	2,499	28	2,471
Commercial and industrial loans:
Commercial term	30	—	135	165	162	327	131	196
Consumer loans	—	17	28	45	—	45	—	45
Total PCI loans	$1,574	$1,357	$28,475	$31,406	$13,095	$44,501	$1,026	$43,475

Servicing Assets and Liabilities

The changes in servicing assets for the six months ended June 30, 2015 and 2014 were as follows:

	2015	2014
	(in thousands)
Servicing assets:
Balance at beginning of period	$13,773	$6,833
Addition related to sale of SBA loans	1,181	413
Amortization	(1,829)	(891)
Balance at end of period	$13,125	$6,355
Servicing liabilities:
Balance at beginning of period	$5,971	$106
Amortization	(603)	(3)
Balance at end of period	$5,368	$103

At June 30, 2015 and 2014, we serviced loans sold to unaffiliated parties in the amounts of $486.1 million and $333.0 million respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

FDIC Loss Sharing Asset and Liability

The FDIC loss sharing asset related to the assumption of Single Family and Commercial Shared-Loss Agreement (“SLAs”) between CBI and the FDIC arising from the CBI’s acquisition of Mutual Bank. The loss sharing asset was measured at its fair value as of August 31, 2014 in conjunction with the acquisition of CBI. During the third quarter of 2014, the Bank submitted losses in excess of the stated reimbursement threshold of $611.0 million, increasing the reimbursable percentage to 95 percent from 80 percent. The three-year recovery period on the Commercial Share-Loss Portfolio commenced on October 1, 2014. During this period, 95 percent of any recoveries of previously charged-off and reimbursed Commercial SLA loans need to be reimbursed to the FDIC, less any reasonable recovery costs incurred until cumulative submitted losses fall below the stated reimbursement threshold. As of June 30, 2015, the FDIC loss sharing liability was a net payable to the FDIC of $116,000, which consisted of $806,000 of FDIC recoveries partially offset by $690,000 of reimbursable expenses owed to the Bank. Of the $116,000 net payable to the FDIC, all activity is related to the Non-Single Family SLA Portfolio.

Note 7 — Income Taxes

The Company’s income tax expenses for the continuing operations were $9.6 million and $17.2 million for the three and six months ended June 30, 2015, respectively, compared to $6.9 million and $14.7 million for the same periods in 2014. The effective income tax rates were 40.75 percent and 40.66 percent, respectively, for the three and six months ended June 30, 2015, compared to 37.37 percent and 39.56 percent for the same periods in 2014. Management concluded that no valuation allowance is required for the deferred tax assets as of June 30, 2015.

As of June 30, 2015, the Company was subject to examinations by various federal and state tax authorities for the tax years ended December 31, 2004 through 2013. As of June 30, 2015, the Company was subjected to audits or examinations by the Internal Revenue Service for the 2009 tax year and the California Franchise Tax Board for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements due to the results of the audits.

Note 8 — Subordinated Debentures and Rescinded Stock Obligation

Subordinated Debentures

During the third quarter of 2014, the Company assumed CBI’s Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount will be amortized to interest expense over the remaining term. In December 2005, a trust was formed by CBI and issued $26.0 million of Trust Preferred Securities (“TPS”) at 6.26 percent fixed rate for the first five years and a variable rate at the 3 month LIBOR plus 140 basis thereafter and invested the proceeds in Subordinated Debentures. The Subordinated Debentures will mature on December 31, 2035, however, the Bank may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. The amortization was $41,000 and $79,000 for the three and six months ended June 30, 2015.

Rescinded Stock Obligation

Hanmi Financial assumed a rescinded stock obligation of $15.5 million and related accrued interest payable of $4.5 million at the closing date of the CBI acquisition. The obligation resulted from the issuance of CBI common shares that CBI was not legally authorized to issue in 2010 and 2009. Interest has been accrued on the obligation at statutory interest rates that vary from state to state. The rescinded stock obligation and accrued interest as of June 30, 2015 were $150,000 and $65,000, respectively and were $933,000 and $288,000, respectively, as of December 31, 2014.

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

Note 10 – Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income for the three months ended June 30, 2015 and 2014 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Interest-Only Strip	Tax Benefit (Expense)	Total
	(in thousands)
For the three months ended June 30, 2015
Balance at beginning of period	$8,874	$16	$(2,691)	$6,199
Other comprehensive income before reclassification	(8,041)	—	4,177	(3,864)
Reclassification from accumulated other comprehensive income	(1,912)	—	—	(1,912)
Period change	(9,953)	—	4,177	(5,776)
Balance at end of period	$(1,079)	$16	$1,486	$423
For the three months ended June 30, 2014
Balance at beginning of period	$(11,510)	$17	$5,984	$(5,509)
Other comprehensive income before reclassification	6,340	—	(2,617)	3,723
Reclassification from accumulated other comprehensive income	(364)	—	—	(364)
Period change	5,976	—	(2,617)	3,359
Balance at end of period	$(5,534)	$17	$3,367	$(2,150)

For the three months ended June 30, 2015, there was a $1.9 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $1.9 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. The securities sold had a recorded unrealized gain of $4.1 million in accumulated other comprehensive income as of March 31, 2015.

For the three months ended June 30, 2014, there was a $364,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $364,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. The securities sold had a recorded unrealized gain of $100,000 in accumulated other comprehensive income as of March 31, 2014.

Activity in accumulated other comprehensive income for the six months ended June 30, 2015 and 2014 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Interest-Only Strip	Tax Benefit (Expense)	Total
	(in thousands)
For the six months ended June 30, 2015
Balance at beginning of period	$(985)	$16	$1,432	$463
Other comprehensive income before reclassification	4,002	—	54	4,056
Reclassification from accumulated other comprehensive income	(4,096)	—	—	(4,096)
Period change	(94)	—	54	(40)
Balance at end of period	$(1,079)	$16	$1,486	$423
For the six months ended June 30, 2014
Balance at beginning of period	$(18,187)	$16	$8,791	$(9,380)
Other comprehensive income before reclassification	14,438	1	(5,424)	9,015
Reclassification from accumulated other comprehensive income	(1,785)	—	—	(1,785)
Period change	12,653	1	(5,424)	7,230
Balance at end of period	$(5,534)	$17	$3,367	$(2,150)

For the six months ended June 30, 2015, there was a $4.1 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $4.1 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. The securities sold had a recorded unrealized gain of $1.2 million in accumulated other comprehensive income as of December 31, 2014.

For the six months ended June 30, 2014, there was a $1.8 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $1.8 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. The securities sold had a recorded unrealized loss of $177,000 in accumulated other comprehensive income as of December 31, 2013.

Note 11 — Regulatory Matters

Risk-Based Capital

In July 2013, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation approved the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The rules also revise the regulatory capital elements, add a new common equity Tier I capital ratio, and increase the minimum Tier I capital ratio requirement. The revisions permit banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. Additionally, a new rule on the capital conservation buffer will be implemented beginning January 1, 2016. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if certain capital levels fall below newly required amounts. The rules became effective January 1, 2015 for smaller, non-complex banking organizations with full implementation of certain deductions and adjustments to regulatory capital through January 1, 2019. All prior period data is based on Basel I rules.

The capital ratios of Hanmi Financial and the Bank as of June 30, 2015 and December 31, 2014 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
June 30, 2015
Total capital (to risk-weighted assets):
Hanmi Financial	$476,897	15.27%	$249,810	8.00%	N/A	N/A
Hanmi Bank	$474,037	15.20%	$249,492	8.00%	$311,866	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$437,453	14.01%	$187,357	6.00%	N/A	N/A
Hanmi Bank	$434,642	13.94%	$187,119	6.00%	$249,492	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$437,453	14.01%	$140,518	4.50%	N/A	N/A
Hanmi Bank	$434,642	13.94%	$140,340	4.50%	$202,713	6.5%
Tier 1 capital (to average assets):
Hanmi Financial	$437,453	11.05%	$158,364	4.00%	N/A	N/A
Hanmi Bank	$434,642	10.99%	$158,157	4.00%	$197,696	5.00%
December 31, 2014
Total capital (to risk-weighted assets):
Hanmi Financial	$493,598	15.89%	$248,501	8.00%	N/A	N/A
Hanmi Bank	$470,934	15.18%	$248,157	8.00%	$310,196	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$454,582	14.63%	$124,250	4.00%	N/A	N/A
Hanmi Bank	$431,971	13.93%	$124,078	4.00%	$186,118	6.00%
Tier 1 capital (to average assets):
Hanmi Financial	$454,582	10.91%	$166,600	4.00%	N/A	N/A
Hanmi Bank	$431,971	10.39%	$166,332	4.00%	$207,915	5.00%
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

We record securities available for sale at fair value on a recurring basis. Certain other assets, such as loans held for sale, impaired loans, OREO, and other intangible assets, are recorded at fair value on a non-recurring basis. Non-recurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the re-measurement is performed.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument below:

Securities available for sale - The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curve, prepayment speeds, and default rates. Level 1 securities include U.S. treasury securities and mutual funds that are traded on an active exchange or by dealers or brokers in active over-the-counter markets. The fair value of these securities is determined by quoted prices on an active exchange or over-the-counter market. Level 2 securities primarily include mortgage-backed securities, collateralized mortgage obligations, U.S. government agency securities, SBA loan pool securities, municipal bonds and corporate bonds in markets that are not active. In determining the fair value of the securities categorized as Level 2, we obtain reports from nationally recognized broker-dealers detailing the fair value of each investment security held as of each reporting date. The broker-dealers use prices obtained from nationally recognized pricing services to value our fixed income securities. The fair value of the municipal bonds is determined based on a proprietary model maintained by the broker-dealers. We review the prices obtained for reasonableness based on our understanding of the marketplace, and also consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and as they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy. Level 3 securities are instruments that are not traded in the market. As such, no observable market data for the instrument is available, which necessitates the use of significant unobservable inputs.

SBA loans held for sale - SBA loans held for sale are carried at the lower of cost or fair value. As of June 30, 2015 and December 31, 2014, we had $4.2 million and $5.5 million SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At June 30, 2015, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Impaired loans (excluding PCI loans) - Nonaccrual loans and performing restructured loans are considered impaired for reporting purposes and are measured and recorded at fair value on a non-recurring basis. Nonaccrual Non-PCI loans with an unpaid principal balance over $100,000 and all performing restructured loans are reviewed individually for the amount of impairment, if any. Nonaccrual Non-PCI loans with an unpaid principal balance of $100,000 or less are evaluated for impairment collectively. The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on either the current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value reported on older appraisals that are then adjusted based on recent market trends, a Level 3 measurement.

OREO - Fair value of OREO is based primarily on third party appraisals, less costs to sell and result in a Level 2 classification of the inputs for determining fair value. Appraisals are required annually and may be updated more frequently as circumstances require and the fair value adjustments are made to OREO based on the updated appraised value of the property.

Nonperforming loans held for sale - We reclassify certain nonperforming loans as held for sale when we decide to sell those loans. The fair value of nonperforming loans held for sale is generally based upon the quotes, bids or sales contract prices which approximate their fair value. Nonperforming loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of June 30, 2015 and December 31, 2014, we did not have nonperforming loans held for sale, which are measured on a nonrecurring basis with Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2015 and December 31, 2014, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(in thousands)
June 30, 2015
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$379,568	$—	$379,568
Collateralized mortgage obligations	—	155,369	—	155,369
U.S. government agency securities	—	62,661	—	62,661
SBA loan pools securities	—	71,686	—	71,686
Municipal bonds-tax exempt	—	3,626	—	3,626
Municipal bonds-taxable	—	15,832	—	15,832
Corporate bonds	—	16,976	—	16,976
U.S. treasury securities	162	—	—	162
Other securities	22,803	—	—	22,803
Total securities available for sale	$22,965	$705,718	$—	$728,683
December 31, 2014
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$573,286	$—	$573,286
Collateralized mortgage obligations	—	188,047	—	188,047
U.S. government agency securities (1)	—	128,207	—	128,207
SBA loan pools securities	—	109,447	—	109,447
Municipal bonds-tax exempt	—	3,681	709	4,390
Municipal bonds-taxable	—	16,922	—	16,922
Corporate bonds	—	16,948	—	16,948
U.S. treasury securities	163	—	—	163
Other securities (2)	22,893	—	—	22,893
Equity securities	—	—	414	414
Total securities available for sale	$23,056	$1,036,538	$1,123	$1,060,717

(1)
U.S. government agency securities of $128.2 million were reclassified as level 2 rather than level 1 as originally classified due to significant other observable inputs other than quoted prices for identical assets in active markets.

(2)	Other securities of $22.9 million were reclassified as level 1 rather than level 2 as originally classified due to the availability of quoted prices in active markets of the holdings.

The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015:

	Beginning Balance as of January 1, 2015	Purchases, Issuances and Settlement	Realized Gains or (Losses) in Earnings	Unrealized Gains or Losses in Other Comprehensive Income	Ending Balance as of June 30, 2015
	(in thousands)
Assets:
Municipal bonds-tax exempt (1)	$709	$(709)	$—	$—	$—
Equity securities (2)	$414	$(339)	$(75)	$—	$—

(1)	A zero coupon tax credit municipal bond matured during the first quarter of 2015.

(2)
Reflects two equity securities that were not actively traded. During the second quarter of 2015, one equity security with a book value of $200,000 with a fair value of $200,000 as of December 31, 2014 was sold at $75,000 loss and the other equity security with a book value of $250,000 with a fair value of $214,000 as of December 31, 2014 was reclassified to other assets.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of June 30, 2015 and December 31, 2014, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the six Months Ended June 30, 2015
	(in thousands)
June 30, 2015
Assets:
Impaired loans (excluding PCI loans) (1)	$—	$28,607	$3,217	$1,579
OREO (2)	$—	$11,857	$—	$632
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Twelve Months Ended December 31, 2014
	(in thousands)
December 31, 2014
Assets:
Impaired loans (excluding PCI loans) (3)	$—	$32,171	$781	$2,774
OREO (4)	$—	$15,790	$—	$—

(1)	Consists of real estate loans of $29.0 million, commercial and industrial loans of $1.0 million, and consumer loans of $1.8 million.

(2)	Consists of properties obtained from the foreclosure of commercial property loans of $11.7 million and residential property loans of $163,000.

(3)	Consists of real estate loans of $30.0 million, commercial and industrial loans of $1.2 million and consumer loans of $1.7 million.

(4)	Consists of properties obtained from the foreclosure of commercial property loans of $13.2 million and residential property loans of $2.6 million.

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

The estimated fair values of financial instruments were as follows:

	June 30, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$153,231	$153,231	$—	$—
Securities available for sale	728,683	22,965	705,718	—
Loans receivable, net of allowance for loan losses	2,826,086	—	—	2,829,963
Loans held for sale	4,158	—	4,158	—
Accrued interest receivable	8,133	8,133	—	—
Servicing assets	13,125	—	—	13,125
Investment in FHLB stock	16,385	—	16,385	—
Investment in FRB stock	13,517	—	13,517	—
Financial liabilities:
Noninterest-bearing deposits	1,061,823	—	1,061,823	—
Interest-bearing deposits	2,377,958	—	—	2,361,096
Servicing liabilities	5,368	—	—	5,368
Borrowings	18,623	—	—	18,623
Accrued interest payable	3,443	3,443	—	—
Off-balance sheet items:
Commitments to extend credit	244,766	—	—	244,766
Standby letters of credit	5,426	—	—	5,426

	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$158,320	$158,320	$—	$—
Securities available for sale (1)	1,060,717	23,056	1,036,538	1,123
Loans receivable, net of allowance for loan losses	2,735,832	—	—	2,738,401
Loans held for sale	5,451	—	5,451	—
Accrued interest receivable	9,749	9,749	—	—
Servicing assets	13,773	—	—	13,773
Investment in FHLB stock	17,580	—	17,580	—
Investment in FRB stock	12,273	—	12,273	—
Financial liabilities:
Noninterest-bearing deposits	1,022,972	—	1,022,972	—
Interest-bearing deposits	2,533,774	—	—	2,528,304
Servicing liabilities	5,971	—	—	5,971
Borrowings	168,544	—	—	168,544
Accrued interest payable	3,450	3,450	—	—
Off-balance sheet items:
Commitments to extend credit	309,584	—	—	309,584
Standby letters of credit	8,982	—	—	8,982

(1)
Level 1 and Level 2 previously reported as $128.4 million and $931.2 million, respectively. U.S. government agency securities of $128.2 million were reclassified as level 2 rather than level 1 as originally classified due to significant other observable inputs other than quoted prices for identical assets in active markets. Other securities of $22.9 million were reclassified as level 1 rather than level 2 as originally classified due to the availability of quoted prices in active markets of the holdings.

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value are explained below:
Cash and cash equivalents - The carrying amounts of cash and cash equivalents approximate fair value due to the short-term nature of these instruments (Level 1).
Securities - The fair value of securities, consisting of securities available for sale, is generally obtained from market bids for similar or identical securities, from independent securities brokers or dealers, or from other model-based valuation techniques described above (Level 1, 2 and 3).
Loans receivable, net of allowance for loan losses - Loans receivable include Non-PCI loans, PCI loans and Non-PCI impaired loans. The fair value of Non-PCI loans receivable is estimated based on the discounted cash flow approach. The discount rate was derived from the associated yield curve plus spreads and reflects the offering rates offered by the Bank for loans with similar financial characteristics. Yield curves are constructed by product type using the Bank’s loan pricing model for like-quality credits. The discount rates used in the Bank’s model represent the rates the Bank would offer to current borrowers for like-quality credits. These rates could be different from what other financial institutions could offer for these loans. No adjustments have been made for changes in credit within the loan portfolio. It is our opinion that the allowance for loan losses relating to performing and nonperforming loans results in a fair valuation of such loans. Additionally, the fair value of our loans may differ significantly from the values that would have been used had a ready market existed for such loans and may differ materially from the values that we may ultimately realize (Level 3).
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

Loans held for sale - Loans held for sale are carried at the lower of aggregate cost or fair market value, as determined based upon quotes, bids or sales contract prices, or as may be assessed based upon the fair value of the collateral which is obtained from recent real estate appraisals (Level 2). Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustment is typically significant and results in Level 3 classification of the inputs for determining fair value.
Accrued interest receivable - The carrying amount of accrued interest receivable approximates its fair value (Level 1).
Servicing assets or servicing liabilities - Servicing assets or servicing liabilities are carried at implied fair value. The fair values of the servicing assets or servicing liabilities are estimated by discounting future cash flows using market-based discount rates and prepayments speeds. The discount rate is based on the current U.S. Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. (Level 3)
Investment in FHLB and FRB stock - The carrying amounts of investments in FHLB and FRB stock approximate fair value as such stock may be resold to the issuer at carrying value (Level 2). Subsequent to the issuance of the Company's consolidated financial statements, the Company determined that investments in FHLB and FRB stock of $17.6 million and $12.3 million, respectively, should be classified as Level 2 rather than Level 1 as originally classified as ownership of these investments is restricted to member banks, the securities are non-marketable equity investments and purchases and sales of these securities are at par with the issuer. Accordingly, the Company has revised the classification of these investments from Level 1 to Level 2 in the table of fair value measurements as of December 31, 2014.
Noninterest-bearing deposits - The fair value of noninterest-bearing deposits is the amount payable on demand at the reporting date (Level 2).
Interest-bearing deposits - The fair value of interest-bearing deposits, such as savings accounts, money market checking, and certificates of deposit, is estimated based on discounted cash flows. The cash flows for non-maturity deposits, including savings accounts and money market checking, are estimated based on their historical decaying experiences. The discount rate used for fair valuation is based on interest rates currently being offered by the Bank on comparable deposits as to amount and term (Level 3).
Borrowings - Borrowings consist of FHLB advances, subordinated debentures and other borrowings. Discounted cash flows based on current market rates for borrowings with similar remaining maturities are used to estimate the fair value of borrowings (Level 3).
Accrued interest payable - The carrying amount of accrued interest payable approximates its fair value (Level 1).

Commitments to extend credit and standby letters of credit - The fair values of commitments to extend credit and standby letters of credit are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans (Level 3).

Note 13 — Share-Based Compensation

Share-Based Compensation Expense

For the three months ended June 30, 2015 and 2014, share-based compensation expenses were $494,000 and $447,000, respectively, and net tax benefits recognized from stock option exercises and restricted stock awards were $161,000 and $149,000, respectively. For the six months ended June 30, 2015 and 2014, share-based compensation expenses were $1.0 million and $1.1 million, respectively, and net tax benefits recognized from stock option exercises and restricted stock awards were $337,000 and $368,000, respectively.

Unrecognized Share-Based Compensation Expense

As of June 30, 2015, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)
Stock option awards	$1,002	1.5 years
Restricted stock awards	2,877	2.1 years
Total unrecognized share-based compensation expense	$3,879	2.0 years

The table below provides stock option information for the three months ended June 30, 2015:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
	(in thousands, except share and per share data)
Options outstanding at beginning of period	583,665	$24.09	8.0 years	$2,383	(1)
Options granted	28,000	$23.47	9.9 years	—
Options exercised	(6,874)	$12.54	7.5 years	—
Options forfeited	(51,126)	$21.20	8.9 years	—
Options expired	(225)	$144.00	0.8 years	—
Options outstanding at end of period	553,440	$24.42	7.8 years	$4,116	(2)
Options exercisable at end of period	216,289	$34.63	6.7 years	$1,764	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $21.15 as of March 31, 2015, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $24.84 as of June 30, 2015, over the exercise price, multiplied by the number of options.

The table below provides stock option information for the six months ended June 30, 2015:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
	(in thousands, except share and per share data)
Options outstanding at beginning of period	603,872	$23.78	8	$2,853	(1)
Options granted	28,000	$23.47	9.9 years
Options exercised	(26,455)	$13.77	7.7 years
Options forfeited	(51,627)	$21.12	8.9 years
Options expired	(350)	$144.00	0.8 years
Options outstanding at end of period	553,440	$24.42	7.8 years	$4,116	(2)
Options exercisable at end of period	216,289	$34.63	6.7 years	$1,764	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $21.81 as of December 31, 2014, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $24.84 as of June 30, 2015, over the exercise price, multiplied by the number of options.

There were 6,874 and 18,500 stock options exercised during the three months ended June 30, 2015 and 2014, respectively and 26,455 and 33,695 stock options exercised during the six months ended June 30, 2015 and 2014.

Restricted Stock Awards

Restricted stock awards under the Company’s 2007 and 2013 Equity Compensation Plans typically vest over three to five years, and are subject to forfeiture if employment terminates prior to the lapse of restrictions. Hanmi Financial becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Forfeitures of restricted stock are treated as canceled shares.

The table below provides information for restricted stock awards for the three and six months ended June 30, 2015:

	Three Months Ended		Six Months Ended
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	175,072	$19.55	173,222	$19.58
Restricted stock granted	49,334	$22.59	53,184	$22.43
Restricted stock vested	(16,151)	$22.26	(18,151)	$22.50
Restricted stock forfeited	(15,000)	$21.83	(15,000)	$21.83
Restricted stock at end of period	193,255	$19.92	193,255	$19.92

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	2015			2014
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
	(in thousands, except share and per share data)
Three months ended June 30
Basic EPS
Income from continuing operations, net of tax	$13,984	31,774,692	$0.44	$11,509	31,681,033	$0.36
Income from discontinued operations, net of tax	—	31,774,692	—	(467)	31,681,033	(0.01)
Basic EPS	$13,984	31,774,692	$0.44	$11,042	31,681,033	$0.35
Effect of dilutive securities - options and unvested restricted stock		134,027			293,220
Diluted EPS
Income from continuing operations, net of tax	$13,984	31,908,719	$0.44	$11,509	31,974,253	$0.36
Income from discontinued operations, net of tax	—	31,908,719	—	(467)	31,974,253	(0.01)
Diluted EPS	$13,984	31,908,719	$0.44	$11,042	31,974,253	$0.35
Six months ended June 30
Basic EPS
Income from continuing operations, net of tax	$25,038	31,761,067	$0.79	$22,477	31,670,436	$0.71
Income from discontinued operations, net of tax	—	31,761,067	—	(444)	31,670,436	(0.01)
Basic EPS	$25,038	31,761,067	$0.79	$22,033	31,670,436	$0.70
Effect of dilutive securities - options and unvested restricted stock		113,417			279,877
Diluted EPS
Income from continuing operations, net of tax	$25,038	31,874,484	$0.79	$22,477	31,950,313	$0.70
Income from discontinued operations, net of tax	—	31,874,484	—	(444)	31,950,313	(0.01)
Diluted EPS	$25,038	31,874,484	$0.79	$22,033	31,950,313	$0.69

For the three months ended June 30, 2015 and 2014, stock options totaling 83,500 and 88,975, respectively, were not included in the computation of diluted EPS. For the six months ended June 30, 2015 and 2014, stock options totaling 113,500 and 58,975, respectively, were not included in the computation of diluted EPS.

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

The Bank’s exposure to loan losses in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, was based on management’s credit evaluation of the counterparty.

Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	June 30, 2015	December 31, 2014
	(in thousands)
Commitments to extend credit	$270,702	$309,584
Standby letters of credit	5,426	8,982
Commercial letters of credit	4,645	7,046
Total undisbursed loan commitments	$280,773	$325,612

Note 16 — Liquidity

Hanmi Financial

Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through June 30, 2016.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of June 30, 2015, the Bank had $99,000 of brokered deposits assumed in the CBI acquisition.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its assets. As of June 30, 2015, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $604.8 million and $604.8 million, respectively, compared to $649.5 million and $499.5 million, respectively, as of December 31, 2014. The Bank’s FHLB borrowings as of June 30, 2015 and December 31, 2014 totaled zero and $150.0 million, respectively, which represented zero percent and 3.54 percent of assets as of June 30, 2015 and December 31, 2014, respectively.

The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.

As a means of augmenting its liquidity, the Bank had an available borrowing source of $42.9 million from the Federal Reserve Discount Window, to which the Bank pledged loans with a carrying value of $60.3 million, and had no borrowings as of June 30, 2015. The Bank has a line of credit with Raymond James & Associates, Inc. for repurchase agreements up to $100.0 million. The Bank established unsecured federal funds lines of credit totaling $95.0 million from three financial institutions to support short-term liquidity.

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

Note 17 — Segment Reporting

Through our branch network and lending units, we provide a broad range of financial services to individuals and companies. These services include demand, time and savings deposits; and real estate, commercial and industrial and consumer lending. While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, we consider all of our operations to be aggregated in one reportable operating segment.

Note 18 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of June 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2015. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (this “Report”).

Forward-Looking Statements

Some of the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, developments regarding our capital plans, plans and objectives of management for future operations, strategic alternatives for a possible business combination, merger or sale transactions, and other similar forecasts and statements of expectation and statements of assumption underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi Bank; general economic and business conditions internationally, nationally and in those areas in which we operate, including, but not limited to, California, Illinois and Texas; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital from private and government sources; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread; risks of natural disasters related to our real estate portfolio; risks associated with Small Business Administration loans; failure to attract or retain key employees; changes in governmental regulation; enforcement actions against us and litigation we may become a party to; ability of Hanmi Bank to make distributions to Hanmi Financial, which is restricted by certain factors, including Hanmi Bank's retained earnings, net income, prior distributions made, and certain other financial tests; ability to successfully and efficiently integrate the operations of banks and other institutions we acquire; adequacy of our allowance for loan losses; credit quality and the effect of credit quality on our provision for loan losses and allowance for loan losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; and changes in securities markets. In addition, for a discussion of some of the other factors that might cause such a difference, see the discussion contained in this Report under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Risk Management” and “Capital Resources and Liquidity” in our 2014 Annual Report on Form 10-K, as well as other factors we identify from time to time in our periodic reports, including our Quarterly Reports on Form 10-Q, filed pursuant to the Exchange Act. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date, on which such statements were made, except as required by law.

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. In addition to our significant accounting policies described in the Notes to Consolidated Financial Statements in our 2014 Annual Report on Form 10-K, during the third quarter of 2014, we applied ASC 805, Business Combinations, and ASC 310‑30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, due to the acquisition of CBI. See Note 2 -Acquisition and Note 6 - Loans for accounting policies regarding purchased loans.

Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2014 Annual Report on Form 10-K. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Hanmi Financial’s Board of Directors.

Selected Financial Data

The following table set forth certain selected financial data for the periods indicated:

	As of or For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Summary balance sheets:
Cash and cash equivalents	$153,231	$123,782	$153,231	$123,782
Securities	728,683	505,977	728,683	505,977
Loans receivable (1)	2,826,086	2,300,810	2,826,086	2,300,810
Assets	3,970,770	3,094,775	3,970,770	3,094,775
Deposits	3,439,781	2,544,849	3,439,781	2,544,849
Liabilities	3,498,030	2,668,427	3,498,030	2,668,427
Stockholders’ equity	472,740	426,348	472,740	426,348
Tangible equity	470,850	426,348	470,850	426,348
Average gross loans, net of deferred loan costs	2,839,601	2,298,996	2,829,813	2,278,193
Average securities	844,064	526,474	922,245	530,890
Average interest-earning assets	3,749,011	2,854,031	3,823,942	2,839,927
Average assets	4,023,750	3,001,050	4,101,420	2,989,551
Average deposits	3,484,267	2,522,269	3,505,379	2,511,345
Average borrowings	26,233	39,146	85,953	47,967
Average interest-bearing liabilities	2,467,440	1,718,887	2,554,301	1,737,917
Average stockholders’ equity	474,134	417,874	467,019	411,526
Average tangible equity	472,183	417,874	465,020	410,951
Per share data:
Earnings per share – basic (2)	$0.44	$0.36	$0.79	$0.71
Earnings per share – diluted (2)	$0.44	$0.36	$0.79	$0.70
Book value per share (3)	$14.78	$13.38	$14.78	$13.38
Tangible book value per share (4)	$14.73	$13.38	$14.73	$13.38
Cash dividends per share	$0.11	$0.07	$0.22	$0.14
Common shares outstanding	31,974,842	31,860,956	31,974,842	31,860,956
Performance ratios:
Return on average assets (5) (6)	1.39%	1.54%	1.23%	1.52%
Return on average stockholders’ equity (5) (7)	11.83%	11.05%	10.81%	11.01%
Return on average tangible equity (5) (8)	11.88%	11.05%	10.86%	11.03%
Net interest spread (9)	3.75%	3.53%	3.72%	3.56%
Net interest spread (excluding purchase accounting) (9)	3.18%	3.53%	3.09%	3.56%
Net interest margin (10)	3.97%	3.82%	3.93%	3.86%
Net interest margin (excluding purchase accounting) (10)	3.48%	3.82%	3.38%	3.86%
Efficiency ratio (11)	56.23%	55.56%	60.93%	54.48%
Efficiency ratio (excluding merger and integration costs) (11)	55.95%	55.34%	59.12%	54.25%
Dividend payout ratio (12)	25.14%	20.19%	28.06%	20.07%
Average stockholders’ equity to average assets	11.78%	13.92%	11.39%	13.77%

Capital ratios (15):
Total risk-based capital:
Hanmi Financial	15.64%	17.90%	15.64%	17.90%
Hanmi Bank	15.57%	17.17%	15.57%	17.17%
Tier 1 risk-based capital:
Hanmi Financial	14.39%	16.64%	14.39%	16.64%
Hanmi Bank	14.32%	15.91%	14.32%	15.91%
Common equity Tier 1 capital:
Hanmi Financial	14.39%	—	14.39%	—
Hanmi Bank	14.32%	—	14.32%	—
Tier 1 leverage:
Hanmi Financial	11.52%	14.09%	11.52%	14.09%
Hanmi Bank	11.47%	13.49%	11.47%	13.49%
Asset quality ratios:
Nonperforming Non-PCI loans to gross loans (13)	0.97%	0.88%	0.97%	0.88%
Nonperforming assets to assets (14)	1.00%	1.08%	1.00%	1.08%
Nonperforming Non-PCI loans to allowance for loan losses	55.14%	48.92%	55.14%	48.92%
Net loan (recoveries) charge-offs to average gross loans	(0.04)%	0.14%	(0.08)%	(0.08)%
Allowance for loan losses to gross loans	1.77%	2.21%	1.77%	2.21%
Allowance for loan losses to non-performing Non-PCI loans	181.35%	204.43%	181.35%	204.43%

(1)	Loans receivable, net of allowance for loan losses, deferred loan fees, deferred loan costs and discounts

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

(10)	Net interest income before provision for loan losses divided by average interest-earning assets. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent

(11)	Noninterest expenses divided by the sum of net interest income before provision for loan losses and noninterest income

(12)	Dividend declared per share divided by basic earnings per share

(13)	Nonperforming loans (excluding PCI loans) consist of nonaccrual loans and loans past due 90 days or more and still accruing interest.

(14)	Nonperforming assets consist of nonperforming loans (see footnote (13) above) and OREO.

(15)	Basel III rules became effective January 1, 2015, with transitional provisions, and all prior period data is based on Basel I rules.
Non-GAAP Financial Measures
Tangible Stockholders’ Equity to Tangible Assets Ratio

Tangible stockholders' equity to tangible assets ratio is supplemental financial information determined by a method other than in accordance with U.S. generally accepted accounting principles (“GAAP”). This non-GAAP measure is used by management in analyzing Hanmi Financial’s capital strength. Tangible equity is calculated by subtracting goodwill and other intangible assets from stockholders’ equity. Banking and financial institution regulators also exclude goodwill and other intangible assets from stockholders’ equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the capital strength of Hanmi Financial. This disclosure should not be viewed as a substitution for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles this non-GAAP performance measure to the GAAP performance measure as of the dates indicated:

	Six Months Ended June 30,
	2015	2014
	(in thousands, except share and per share data)
Assets	$3,970,770	$3,094,775
Less other intangible assets	(1,890)	—
Tangible assets	$3,968,880	$3,094,775
Stockholders’ equity	$473,365	$426,348
Less other intangible assets	(1,890)	—
Tangible stockholders' equity	$471,475	$426,348
Book value per share	$14.78	$13.38
Effect of other intangible assets	(0.05)	—
Tangible book value per share	$14.73	$13.38

Executive Overview

For the three months ended June 30, 2015, we recognized net income of $14.0 million, or $0.44 per diluted share, compared to net income of $11.0 million, or $0.35 per diluted share, for the same period of 2014. For the six months ended June 30, 2015, we recognized net income of $25.0 million, or $0.79 per diluted share, compared to net income of $22.0 million, or $0.69 per diluted share, for the same period of 2014. Financial highlights include:

•	Net interest margin for the second quarter of 2015 improved to 3.97 percent, an increase of 15 basis points, from 3.82 percent for the same period of 2014.

•
Interest and dividend income totaled $41.0 million and $82.5 million for the three and six months ended June 30, 2015, respectively, compared to $30.3 million and $60.7 million for the three and six months ended June 30, 2014, respectively.

•
Noninterest income totaled $11.1 million and $22.0 million for the three and six months ended June 30, 2015, respectively, compared to $5.5 million and $11.7 million for the three and six months ended June 30, 2014, respectively.

•
Asset quality in the second quarter of 2015 improved with classified loans (excluding PCI loans) of $44.8 million, compared to $46.2 million in the same period of 2014. Negative provision for loan losses of $2.5 million and $4.5 million were recorded for the three months and six months ended June 30, 2015, respectively.

•	New loan production, excluding loan purchases of $20.6 million, totaled $208.1 million, up 80.6 percent, compared to $115.2 million in the same quarter of 2014.

•	A cash dividend of $0.11 per share for the second quarter of 2015 was paid on July 15, 2015.

Results of Operations

Acquisition’s Impact on Earnings Performance

The comparability of financial information is affected by our acquisition of CBI on August 31, 2014 ($1.27 billion in assets). The transaction has been accounted for using the acquisition method of accounting and, accordingly, the related operating results have been included in the consolidated financial statements from the respective acquisition date. See Note 2 - Acquisition.

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

The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income, on a tax-equivalent basis, and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(in thousands)
Assets
Interest-earning assets:
Gross loans, net of deferred loan fees (1)	$2,839,601	$36,915	5.21%	$2,298,996	$27,522	4.80%
Municipal securities-taxable	16,272	155	3.81%	19,151	191	3.99%
Municipal securities-tax exempt (2)	3,670	31	3.35%	4,428	31	2.78%
Obligations of other U.S. government agencies	63,512	315	1.98%	85,160	401	1.88%
Other debt securities	730,672	2,489	1.36%	390,435	1,783	1.83%
Equity securities	29,938	1,116	14.91%	27,300	408	5.98%
Interest-bearing deposits in other banks	65,346	40	0.25%	28,561	18	0.25%
Total interest-earning assets	3,749,011	41,061	4.39%	2,854,031	30,354	4.27%
Noninterest-earning assets:
Cash and cash equivalents	89,313			70,660
Allowance for loan losses	(53,159)			(57,127)
Other assets	238,585			133,486
Total noninterest-earning assets	274,739			147,019
Total assets	$4,023,750			$3,001,050
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Savings	$119,520	$106	0.36%	$115,667	$372	1.29%
Money market checking and NOW accounts	796,664	928	0.47%	572,949	759	0.53%
Time deposits	1,525,023	2,768	0.73%	991,125	2,022	0.82%
FHLB advances	7,637	4	0.21%	39,146	30	0.31%
Subordinated debentures	18,596	151	3.26%	—	—	—
Total interest-bearing liabilities	2,467,440	3,957	0.64%	1,718,887	3,183	0.74%
Noninterest-bearing liabilities:
Demand deposits	1,043,060			842,528
Other liabilities	39,116			21,761
Total noninterest-bearing liabilities	1,082,176			864,289
Total liabilities	3,549,616			2,583,176
Stockholders’ equity	474,134			417,874
Total liabilities and stockholders’ equity	$4,023,750			$3,001,050
Net interest income		$37,104			$27,171
Cost of deposits			0.44%			0.50%
Net interest spread (3)			3.75%			3.53%
Net interest margin (4)			3.97%			3.82%

(1)
Loans are net of discounts, deferred fees and related direct costs and include LHFS and exclude the allowance for loan losses. Nonaccrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $755,000 and $404,000 for the three months ended June 30, 2015 and 2014, respectively.

(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(3)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents net interest income as a percentage of average interest-earning assets.

Excluding the effects of acquisition accounting adjustments, the net interest margin was 3.48 percent for the three months ended June 30, 2015. The impact of acquisition accounting adjustments on core loan yield and net interest margin are summarized in the following table:

	Three Months Ended
	June 30, 2015
	Amount	Impact
	(in thousands)
Core loan interest income and yield	$33,842	4.78%
Accretion of discount on purchased loans	3,073	0.43%
As reported	$36,915	5.21%

Core net interest income and margin excluding purchase accounting	$32,568	3.48%
Accretion of discount on Non-PCI loans	2,606	0.28%
Accretion of discount on PCI loans	467	0.05%
Accretion of time deposits premium	1,504	0.16%
Amortization of subordinated debentures discount	(41)	—
Net impact	4,536	0.49%
As reported	$37,104	3.97%

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

	Three Months Ended
	June 30, 2015 vs. June 30, 2014
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Gross loans, net of deferred loan fees	$6,890	$2,503	$9,393
Municipal securities-taxable	(28)	(8)	(36)
Municipal securities-tax exempt	(6)	6	—
Obligations of other U.S. government agencies	(106)	20	(86)
Other debt securities	1,252	(546)	706
Equity securities	43	665	708
Interest-bearing deposits in other banks	22	—	22
Total interest and dividend income	$8,067	$2,640	$10,707
Interest expense:
Savings	$12	$(278)	$(266)
Money market checking and NOW accounts	264	(95)	169
Time deposits	989	(243)	746
FHLB advances	(18)	(8)	(26)
Subordinated debentures	151	—	151
Total interest expense	$1,398	$(624)	$774
Change in net interest income	$6,669	$3,264	$9,933

Interest income on a tax-equivalent basis increased $10.7 million, or 35.3 percent, to $41.1 million for the three months ended June 30, 2015 from $30.4 million for the same period in 2014. Interest expense increased $774,000, or 24.3 percent, to $4.0 million for the three months ended June 30, 2015 from $3.2 million for the same period in 2014. For the three months ended June 30, 2015 and 2014, net interest income before provision for loan losses on a tax-equivalent basis was $37.1 million and $27.2 million, respectively. The increase in net interest income before provision for loan losses was primarily attributable to growth in average loan balances and securities acquired in the CBI acquisition, primarily offset by increase in time deposits assumed in the CBI acquisition. The net interest spread and net interest margin for the three months ended June 30, 2015 were 3.75 percent and 3.97 percent, respectively, compared to 3.53 percent and 3.82 percent, respectively, for the same period in 2014.

Average gross loans increased $540.6 million, or 23.5 percent, to $2.84 billion for the three months ended June 30, 2015 from $2.30 billion for the same period in 2014. Average securities increased $317.6 million, or 60.3 percent, to $844.1 million for the three months ended June 30, 2015 from $526.5 million for the same period in 2014. Average interest-earning assets increased $895.0 million, or 31.4 percent, to $3.75 billion for the three months ended June 30, 2015 from $2.85 billion for the same period in 2014. The increase in average interest-earning assets was due mainly to loans and securities acquired in the CBI acquisition. Average interest-bearing liabilities increased $748.6 million to $2.47 billion for the three months ended June 30, 2015, compared to $1.72 billion for the same period in 2014. The increase in average interest-bearing liabilities resulted primarily from deposits assumed in the CBI acquisition, partially offset by reduction of high-cost time deposits.

The average yield on loans increased to 5.21 percent for the three months ended June 30, 2015 from 4.80 percent for the same period in 2014, primarily due to a 43 basis point increase in discount accretion on purchased loans. The average yield on securities decreased to 1.95 percent for the three months ended June 30, 2015 from 2.14 percent for the same period in 2014, attributable primarily to increases in lower yielding securities acquired in the CBI acquisition. The average yield on interest-earning assets increased 12 basis points to 4.39 percent for the three months ended June 30, 2015 from 4.27 percent for the same period in 2014, due mainly to the increased yield related to discount accretion on loans acquired in the CBI acquisition. The average cost on interest-bearing liabilities decreased 10 basis points to 0.64 percent for the three months ended June 30, 2015 from 0.74 percent for the same period in 2014, due mainly to $1.5 million amortization of time deposit premiums acquired in the CBI acquisition.

The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income, on a tax-equivalent basis, and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Six Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(in thousands)
Assets
Interest-earning assets:
Gross loans, net of deferred loan fees (1)	$2,829,813	$73,949	5.27%	$2,278,193	$54,851	4.86%
Municipal securities-taxable	16,587	318	3.83%	25,152	520	4.13%
Municipal securities-tax exempt (2)	4,003	62	3.07%	8,790	148	3.36%
Obligations of other U.S. government agencies	74,546	719	1.93%	84,367	806	1.91%
Other debt securities	797,213	5,776	1.45%	386,297	3,586	1.86%
Equity securities	29,896	1,598	10.69%	26,284	812	6.18%
Federal funds sold	—	—	—	6	—	—
Interest-bearing deposits in other banks	71,884	88	0.25%	30,838	38	0.25%
Total interest-earning assets	3,823,942	82,510	4.35%	2,839,927	60,761	4.31%
Noninterest-earning assets:
Cash and cash equivalents	87,842			74,010
Allowance for loan losses	(53,238)			(57,887)
Other assets	242,874			133,501
Total noninterest-earning assets	277,478			149,624
Total assets	$4,101,420			$2,989,551
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Savings	$119,884	$220	0.37%	$116,067	$776	1.35%
Money market checking and NOW accounts	789,587	1,813	0.46%	582,219	1,526	0.53%
Time deposits	1,558,877	5,549	0.72%	991,664	4,073	0.83%
FHLB advances	67,376	60	0.18%	47,967	78	0.33%
Subordinated debentures	18,577	296	3.21%	—	—	—
Total interest-bearing liabilities	2,554,301	7,938	0.63%	1,737,917	6,453	0.75%
Noninterest-bearing liabilities:
Demand deposits	1,037,031			821,395
Other liabilities	43,069			18,713
Total noninterest-bearing liabilities	1,080,100			840,108
Total liabilities	3,634,401			2,578,025
Stockholders’ equity	467,019			411,526
Total liabilities and stockholders’ equity	$4,101,420			$2,989,551
Net interest income		$74,572			$54,308
Cost of deposits			0.44%			0.51%
Net interest spread (3)			3.72%			3.56%
Net interest margin (4)			3.93%			3.86%

(1)
Loans are net of discounts, deferred fees and related direct costs and include LHFS and exclude the allowance for loan losses. Nonaccrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $1.1 million and $781,000 for the six months ended June 30, 2015 and 2014, respectively.

(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(3)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents net interest income as a percentage of average interest-earning assets.

Excluding the effects of acquisition accounting adjustments, the net interest margin was 3.38 percent for the six months ended June 30, 2015. The impact of acquisition accounting adjustments on core loan yield and net interest margin are summarized in the following table:

	Six Months Ended
	June 30, 2015
	Amount	Impact
	(in thousands)
Core loan interest income and yield	$66,522	4.74%
Accretion of discount on purchased loans	7,427	0.53%
As reported	$73,949	5.27%

Core net interest income and margin excluding purchase accounting	$64,114	3.38%
Accretion of discount on Non-PCI loans	6,117	0.32%
Accretion of discount on PCI loans	1,310	0.07%
Accretion of time deposits premium	3,110	0.16%
Amortization of subordinated debentures discount	(79)	—
Net impact	10,458	0.55%
As reported	$74,572	3.93%

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

	Six Months Ended
	June 30, 2015 vs. June 30, 2014
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Gross loans, net of deferred loan fees	$14,163	$4,935	$19,098
Municipal securities-taxable	(166)	(36)	(202)
Municipal securities-tax exempt	(75)	(11)	(86)
Obligations of other U.S. government agencies	(95)	8	(87)
Other debt securities	3,115	(925)	2,190
Equity securities	125	661	786
Interest-bearing deposits in other banks	50	—	50
Total interest and dividend income	$17,117	$4,632	$21,749
Interest expense:
Savings	$—	$(556)	$(556)
Money market checking and NOW accounts	358	(71)	287
Time deposits	1,640	(164)	1,476
FHLB advances	8	(26)	(18)
Subordinated debentures	296	—	296
Total interest expense	$2,302	$(817)	$1,485
Change in net interest income	$14,815	$5,449	$20,264

Interest income on a tax-equivalent basis increased $21.7 million, or 35.8 percent, to $82.5 million for the six months ended June 30, 2015 from $60.8 million for the same period in 2014. Interest expense increased $1.5 million, or 23.0 percent, to $7.9 million for the six months ended June 30, 2015 from $6.5 million for the same period in 2014. For the six months ended June 30, 2015 and 2014, net interest income before provision for loan losses on a tax-equivalent basis was $74.6 million and

$54.3 million, respectively. The increase in net interest income before provision for loan losses was primarily attributable to growth in average loan balances and securities acquired in the CBI acquisition, primarily offset by increase in time deposits assumed in the CBI acquisition. The net interest spread and net interest margin for the six months ended June 30, 2015 were 3.72 percent and 3.93 percent, respectively, compared to 3.56 percent and 3.86 percent, respectively, for the same period in 2014.

Average gross loans increased $551.6 million, or 24.2 percent, to $2.83 billion for the six months ended June 30, 2015 from $2.28 billion for the same period in 2014. Average securities increased $391.4 million, or 73.7 percent, to $922.2 million for the six months ended June 30, 2015 from $530.9 million for the same period in 2014. Average interest-earning assets increased $984.0 million, or 34.6 percent, to $3.82 billion for the six months ended June 30, 2015 from $2.84 billion for the same period in 2014. The increase in average interest-earning assets was due mainly to loans and securities acquired in the CBI acquisition. Average interest-bearing liabilities increased $816.4 million to $2.55 billion for the six months ended June 30, 2015, compared to $1.74 billion for the same period in 2014. The increase in average interest-bearing liabilities resulted primarily from deposits assumed in the CBI acquisition, partially offset by reduction of high-cost time deposits.

The average yield on loans increased to 5.27 percent for the six months ended June 30, 2015 from 4.86 percent for the same period in 2014, primarily due to a 53 basis point increase in discount accretion on purchased loans. The average yield on securities decreased to 1.84 percent for the six months ended June 30, 2015 from 2.21 percent for the same period in 2014, attributable primarily to increases in lower yielding securities acquired in the CBI acquisition. The average yield on interest-earning assets increased 4 basis points to 4.35 percent for the six months ended June 30, 2015 from 4.31 percent for the same period in 2014, due mainly to the increased yield related to discount accretion on loans acquired in the CBI acquisition. The average cost on interest-bearing liabilities decreased 12 basis points to 0.63 percent for the six months ended June 30, 2015 from 0.75 percent for the same period in 2014, due primarily to $3.1 million amortization of time deposit premiums acquired in the CBI acquisition.

Provision for Loan Losses

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
Net recoveries were $272,000 and $2.3 million for the three and six months ended June 30, 2015, respectively, compared to $806,000 of net charge-offs and $1.8 million of net recoveries for the same periods in 2014. Classified loans (excluding PCI loans) totaled $44.8 million as of June 30, 2015, compared to $46.2 million as of June 30, 2014. Other credit metrics also experienced improvements as the quality of the loan portfolio improved. Therefore, negative provisions for loan losses of $2.5 million and $4.5 million were recorded for the three and six months ended June 30, 2015, respectively, compared to negative provision for loan losses of $3.9 million and $7.2 million for the same periods in 2014. See “Nonperforming Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(in thousands)
Service charges on deposit accounts	$3,169	$2,568	$601	23.4%
Trade finance and other service charges and fees	1,109	1,166	(57)	(4.9)%
Gain on sale of SBA loans	1,573	498	1,075	215.9%
Net gain on sales of securities	1,912	364	1,548	425.3%
Disposition gains on PCI loans	2,470	—	2,470	—
Other operating income	900	892	8	0.9%
Total noninterest income	$11,133	$5,488	$5,645	102.9%

For the three months ended June 30, 2015, noninterest income was $11.1 million, an increase of $5.6 million, or 102.9 percent, compared to $5.5 million for the same period in 2014. The increase was primarily attributable to increases in disposition gains on PCI loans, net gain on sales of securities, gain on sales of SBA loans and service charges on deposit account. Service charges on deposit accounts, which represent 28.5 percent of total noninterest income for the three months ended June 30, 2015, increased $601,000, or 23.4 percent, to $3.2 million, compared to $2.6 million for the same period in 2014, mainly due to the CBI acquisition. Due to a $12.6 million increase in the sale of SBA loans, gain on sale of SBA loans increased $1.1 million to $1.6 million for the three months ended June 30, 2015, compared to $498,000 for the same period of 2014. Due to a $90.6 million increase in the sale of securities, net gain on sales of securities increased $1.5 million to $1.9 million for the three months ended June 30, 2015, compared to $364,000 for the same period in 2014. Disposition gains on PCI loans totaled $2.5 million for the three months ended June 30, 2015, compared to none for the same period in 2014.

The following table sets forth the various components of noninterest income for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(in thousands)
Service charges on deposit accounts	$6,380	$5,041	$1,339	26.6%
Trade finance and other service charges and fees	2,376	2,188	188	8.6%
Gain on sale of SBA loans	3,257	1,045	2,212	211.7%
Net gain on sales of securities	4,096	1,785	2,311	129.5%
Disposition gains on PCI loans	3,693	—	3,693	—
Other operating income	2,181	1,643	538	32.7%
Total noninterest income	$21,983	$11,702	$10,281	87.9%

For the six months ended June 30, 2015, noninterest income was $22.0 million, an increase of $10.3 million, or 87.9 percent, compared to $11.7 million for the same period in 2014. The increase was primarily attributable to increases in disposition gains on PCI loans, net gain on sales of securities, gain on sales of SBA loans and service charges on deposit account. Service charges on deposit accounts, which represent 29.0 percent of total noninterest income for the six months ended June 30, 2015, increased $1.3 million, or 26.6 percent, to $6.4 million, compared to $5.0 million for the same period in 2014, mainly due to the CBI acquisition. Due to a $25.5 million increase in the sale of SBA loans, gain on sale of SBA loans increased $2.2 million to $3.3 million for the six months ended June 30, 2015, compared to $1.0 million for the same period of 2014. Due to a $203.6 million increase in the sale of securities, net gain on sales of securities increased $2.3 million to $4.1 million for the six months ended June 30, 2015, compared to $1.8 million for the same period in 2014. Disposition gains on PCI loans totaled $3.7 million for the six months ended June 30, 2015, compared to none for the same period in 2014.

Noninterest Expense

The following table sets forth the breakdown of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(in thousands)
Salaries and employee benefits	$15,542	$10,280	$5,262	51.2%
Occupancy and equipment	4,224	2,469	1,755	71.1%
Merger and integration costs	136	72	64	88.9%
Data processing	1,335	1,112	223	20.1%
OREO expense	(13)	—	(13)	—
Professional fees	1,701	652	1,049	160.9%
Supplies and communications	928	595	333	56.0%
Advertising and promotion	1,046	753	293	38.9%
Other operating expenses	2,219	2,206	13	0.6%
Total noninterest expense	$27,118	$18,139	$8,979	49.5%
For the three months ended June 30, 2015, noninterest expense was $27.1 million, an increase of $9.0 million or 49.5 percent, compared to $18.1 million for the same period in 2014. The increase was due primarily to the increases in salaries and employee benefits, occupancy and equipment and professional fees. The largest component of noninterest expense for the three months ended June 30, 2015 was salaries and employee benefits, which represented 57.3 percent of total noninterest expense for the three months ended June 30, 2015. Salaries and employee benefits increased $5.3 million, or 51.2 percent, to $15.5 million, compared to $10.3 million for the same period in 2014, due mainly to an increase in the average number of employees added from the CBI acquisition and additional share-based compensation reflecting stock options and restricted stock awards granted. Occupancy and equipment costs for the three months ended June 30, 2015 increased $1.8 million, or 71.1 percent, to $4.2 million, compared to $2.5 million for the same period in 2014 as a result of the CBI acquisition. For the three months ended June 30, 2015, professional fees increased $1.0 million, or 160.9 percent, to $1.7 million, compared to $652,000 for the same period in 2014, mainly due to costs incurred to strengthen infrastructure to meet heightened control standards.

The following table sets forth the breakdown of noninterest expense for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(in thousands)
Salaries and employee benefits	$31,926	$20,539	$11,387	55.4%
Occupancy and equipment	8,527	4,866	3,661	75.2%
Merger and integration costs	1,747	157	1,590	1,012.7%
Data processing	3,467	2,270	1,197	52.7%
OREO expense	404	5	399	7,980.0%
Professional fees	4,042	1,400	2,642	188.7%
Supplies and communications	1,758	1,097	661	60.3%
Advertising and promotion	1,569	1,333	236	17.7%
Other operating expenses	5,382	4,270	1,112	26.0%
Total noninterest expense	$58,822	$35,937	$22,885	63.7%

For the six months ended June 30, 2015, noninterest expense was $58.8 million, an increase of $23.0 million or 63.7 percent, compared to $35.9 million for the same period in 2014. The increase was due primarily to the increases in salaries and employee benefits, occupancy and equipment, data processing and professional fees. The largest component of noninterest expense for the six months ended June 30, 2015 was salaries and employee benefits, which represented 54.2 percent of total noninterest expense for the six months ended June 30, 2015. Salaries and employee benefits increased $11.4 million, or 55.4 percent, to $31.9 million, compared to $20.5 million for the same period in 2014, due mainly to an increase in the average number of employees added from the CBI acquisition and additional share-based compensation reflecting stock options and restricted stock awards granted. Occupancy and equipment costs for the six months ended June 30, 2015 increased $3.7 million, or 75.2 percent, to $8.5million, compared to $4.9 million for the same period in 2014 as a result of the CBI acquisition. Data processing costs for the six months ended June 30, 2015 increased $1.2 million, or 52.7 percent, to $3.5million, compared to $2.3 million for the same period in 2014 as a result of the CBI acquisition. For the six months ended June 30, 2015, professional fees increased $2.6 million, or 188.7 percent, to $4.0 million, compared to $1.4 million for the same period in 2014, mainly due to costs incurred to strengthen infrastructure to meet heightened control standards.

Provision for Income Taxes

Provision for income taxes from continuing operations totaled $9.6 million for the three months ended June 30, 2015, compared to $6.9 million for the same period in 2014. The effective income tax rate was 40.75 percent for the three months ended June 30, 2015, compared to 37.37 percent for the same period in 2014. Provision for income taxes from continuing operations totaled $17.2 million for the six months ended June 30, 2015, compared to $14.7 million for the same period in 2014. The effective income tax rate was 40.66 percent for the six months ended June 30, 2015, compared to 39.56 percent for the same period in 2014.

Financial Condition

Securities

Securities are classified as held to maturity, available for sale, or trading in accordance with GAAP. There were no held to maturity or trading securities as of June 30, 2015 and December 31, 2014. Securities classified as available for sale are stated at fair value. The composition of our securities portfolio reflects our securities strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. Our securities portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of June 30, 2015, our securities portfolio was composed primarily of mortgage-backed securities, collateralized mortgage obligations and U.S. government agency securities. Most of the securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of June 30, 2015 and December 31, 2014.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on securities as of the dates indicated:

	June 30, 2015			December 31, 2014
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(in thousands)
Securities available for sale:
Mortgage-backed securities (1) (2)	$379,574	$379,568	$(6)	$571,678	$573,286	$1,608
Collateralized mortgage obligations (1)	154,968	155,369	401	188,704	188,047	(657)
U.S. government agency securities	63,969	62,661	(1,308)	129,857	128,207	(1,650)
SBA loan pool securities	71,960	71,686	(274)	109,983	109,447	(536)
Municipal bonds-tax exempt	3,589	3,626	37	4,319	4,390	71
Municipal bonds-taxable	15,607	15,832	225	16,615	16,922	307
Corporate bonds	17,019	16,976	(43)	17,018	16,948	(70)
U.S. treasury securities	161	162	1	163	163	—
Other securities	22,916	22,803	(113)	22,916	22,893	(23)
Equity securities (3)	—	—	—	450	414	(36)
Total securities available for sale	$729,763	$728,683	$(1,080)	$1,061,703	$1,060,717	$(986)

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	A portion of the mortgage-backed securities is comprised of home mortgage-backed securities backed by home equity conversion mortgages.

(3)	During the second quarter of 2015, of the two equity securities, one was sold and the other was reclassified to other asset.

As of June 30, 2015, securities available for sale decreased 31.3 percent to $728.7 million, compared to $1.06 billion as of December 31, 2014, due mainly to a $307.4 million securities sold during the six months ended June 30, 2015. As of June 30, 2015, securities available for sale had a net unrealized loss of $1.1 million, comprised of $2.8 million of unrealized gains and $3.9 million of unrealized losses. As of December 31, 2014, securities available for sale had a net unrealized loss of $986,000, comprised of $4.0 million of unrealized gains and $5.0 million of unrealized losses.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their weighted-average yield as of June 30, 2015:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(in thousands)
Securities available for sale:
Mortgage-backed securities	$—	—	$35,092	1.39%	$196,232	2.01%	$148,250	1.39%	$379,574	1.71%
Collateralized mortgage obligations	445	1.24%	10,805	0.65%	76,712	1.85%	67,006	2.07%	154,968	1.86%
U.S. government agency securities	—	—	9,000	1.57%	48,979	2.00%	5,990	2.32%	63,969	1.97%
SBA loan pool securities	—	—	—	—	34,616	1.07%	37,344	1.10%	71,960	1.09%
Municipal bonds-tax exempt (1)	—	—	722	2.82%	2,867	3.49%	—	—	3,589	3.36%
Municipal bonds-taxable	—	—	2,425	3.23%	11,734	4.01%	1,448	4.13%	15,607	3.90%
Corporate bonds	11,998	1.17%	5,021	0.75%	—	—	—	—	17,019	1.04%
U.S. treasury securities	—	—	161	1.17%	—	—	—	—	161	1.17%
Other securities	—	—	—	—	—	—	22,916	2.19%	22,916	2.19%
Total securities available for sale	$12,443	1.17%	$63,226	1.32%	$371,140	1.96%	$282,954	1.61%	$729,763	1.76%

(1)	The yield on municipal bonds has been computed on a federal tax-equivalent basis of 35 percent.

Loans
The following table shows the loan composition by type as of the dates indicated:

		Acquired CBI	Acquired CBI	Acquired
	Legacy Loans	Non-PCI Loans	PCI Loans	Loans Total	Total
	(in thousands)
June 30, 2015
Real estate loans:
Commercial property
Retail	$658,776	$31,321	$9,358	$40,679	$699,455
Hospitality	416,014	76,275	10,345	86,620	502,634
Gas station	281,665	55,901	5,955	61,856	343,521
Other	824,726	16,009	5,885	21,894	846,620
Construction	20,876	434	—	434	21,310
Residential property	168,830	2,241	2,055	4,296	173,126
Total real estate loans	2,370,887	182,181	33,598	215,779	2,586,666
Commercial and industrial loans:
Commercial term	107,818	3,858	267	4,125	111,943
Commercial lines of credit	113,696	1,686	—	1,686	115,382
International loans	33,864	—	—	—	33,864
Total commercial and industrial loans	255,378	5,544	267	5,811	261,189
Consumer loans (1)	25,312	962	43	1,005	26,317
Gross loans	2,651,577	188,687	33,908	222,595	2,874,172
Allowance for loans losses	(49,468)	—	(1,352)	(1,352)	(50,820)
Deferred loan costs	2,734	—	—	—	2,734
Loans receivable, net	$2,604,843	$188,687	$32,556	$221,243	$2,826,086
December 31, 2014
Real estate loans:
Commercial property
Retail	$641,272	$33,800	$10,343	$44,143	$685,415
Hospitality	363,578	90,921	12,862	103,783	467,361
Gas station	293,827	68,413	7,745	76,158	369,985
Other	826,944	15,182	10,680	25,862	852,806
Construction	8,968	549	—	549	9,517
Residential property	118,592	2,340	2,499	4,839	123,431
Total real estate loans	2,253,181	211,205	44,129	255,334	2,508,515
Commercial and industrial loans:
Commercial term	111,658	4,415	327	4,742	116,400
Commercial lines of credit	91,808	2,052	—	2,052	93,860
International loans	38,929	—	—	—	38,929
Total commercial and industrial loans	242,395	6,467	327	6,794	249,189
Consumer loans (1)	26,458	1,054	45	1,099	27,557
Gross loans	2,522,034	218,726	44,501	263,227	2,785,261
Allowance for loans losses	(51,640)	—	(1,026)	(1,026)	(52,666)
Deferred loan costs	3,237	—	—	—	3,237
Loans receivable, net	$2,473,631	$218,726	$43,475	$262,201	$2,735,832

(1)	Consumer loans include home equity lines of credit.

As of June 30, 2015 and December 31, 2014, loans receivable, net of deferred loan costs and allowance for loan losses, totaled $2.83 billion and $2.74 billion, respectively, representing an increase of $90.3 million, or 3.3 percent. Gross loans increased $88.9 million, or 3.2 percent, to $2.87 billion as of June 30, 2015, from $2.79 billion as of December 31, 2014. The increase was attributable to increases in commercial real estate loans by $28.5 million, construction loans by $11.8 million, residential property loans by $37.9 million and commercial lines of credits by $21.5 million, offset by decreases in commercial term loans by $4.5 million, international loans by $5.1 million and consumer loans by $1.2 million.

During the six months ended June 30, 2015, total loan disbursements comprised of $245.3 million in commercial real estate loans, $47.0 million in commercial and industrial loans, $52.7 million in SBA loans and $59.6 million in purchased residential property loans. The increase was offset by $201.6 million of payoffs and paydowns, $75.7 million of other net amortization and $39.2 million of transfers to loans held for sale.

Our loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of gross loans outstanding:

	Balance as of June 30, 2015	Percentage of Gross Loans Outstanding
Industry
	(in thousands)
Lessor of nonresidential buildings	$725,296	25.2%
Hospitality	$506,095	17.6%
Gas station	$360,877	12.5%

There was no other concentration of loans to any one type of industry exceeding 10.0 percent of gross loans outstanding.

Nonperforming Assets

Nonperforming loans (excluding PCI loans) consist of loans on nonaccrual status and loans 90 days or more past due and still accruing interest. Nonperforming assets consist of nonperforming loans and OREO. Non-purchased credit impaired (“Non-PCI”) loans are placed on nonaccrual status when, in the opinion of us, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless we believe the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on nonaccrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual assets may be restored to accrual status when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for nonaccrual. OREO consists of properties acquired by foreclosure or similar means that wet intends to offer for sale.

Except for nonperforming loans set forth below and PCI loans, we are not aware of any loans as of June 30, 2015 and December 31, 2014 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date. We cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of nonperforming assets (excluding PCI loans) as of the dates indicated:

	June 30, 2015	December 31, 2014	Increase (Decrease)
			Amount	Percentage
		(in thousands)
Nonperforming Non-PCI loans:
Real estate loans:
Commercial property
Retail	$1,599	$2,160	$(561)	-26.0%
Hospitality	6,133	3,835	2,298	59.9%
Gas station	5,664	3,478	2,186	62.9%
Other	6,404	4,961	1,443	29.1%
Residential property	1,141	1,588	(447)	-28.1%
Commercial and industrial loans:
Commercial term	5,108	7,052	(1,944)	-27.6%
Commercial lines of credit	417	466	(49)	-10.5%
Consumer loans	1,557	1,742	(185)	-10.6%
Total nonperforming Non-PCI loans	28,023	25,282	2,741	10.8%
Loans 90 days or more past due and still accruing	—	—	—	—
Total nonperforming Non-PCI loans (1)	28,023	25,282	2,741	10.8%
OREO	11,857	15,790	(3,933)	-24.9%
Total nonperforming assets	$39,880	$41,072	$(1,192)	-2.9%
Nonperforming Non-PCI loans as a percentage of gross loans	0.97%	0.91%
Nonperforming assets as a percentage of assets	1.00%	0.97%
Total debt restructured performing Non-PCI loans	$8,590	$13,817

(1)	Includes nonperforming TDRs of $13.3 million and $12.5 million as of June 30, 2015 and December 31, 2014, respectively.

Nonaccrual Non-PCI loans totaled $28.0 million as of June 30, 2015, compared to $25.3 million as of December 31, 2014, representing an increase of $2.7 million, or 10.8 percent. There were no PCI loans on nonaccrual as of June 30, 2015 and December 31, 2014. Delinquent loans (defined as 30 days or more past due) were $23.5 million as of June 30, 2015, compared to $24.3 million as of December 31, 2014, representing a 3.3 percent decrease. Delinquent loans of $12.5 million and $7.9 million were included in nonperforming Non-PCI loans as of June 30, 2015 and December 31, 2014. During the six months ended June 30, 2015, loans totaling $12.7 million were placed on nonaccrual status. The additions to nonaccrual loans were mainly offset by the receipt of a $1.5 million in SBA guaranty received, $6.3 million in principal payoffs and paydowns and $1.3 million in charge-offs.

The ratio of nonperforming Non-PCI loans to gross loans increased to 0.97 percent at June 30, 2015 from 0.91 percent at December 31, 2014. Of the $28.0 million nonperforming Non-PCI loans, approximately $26.7 million were impaired based on the definition contained in FASB ASC 310, Receivables, which resulted in aggregate impairment reserve of $5.0 million as of June 30, 2015. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of June 30, 2015, OREO consisted of 19 properties with a combined carrying value of $11.9 million. Of the $11.9 million, $10.6 million were OREO as loans acquired in the CBI acquisition that were foreclosed subsequent to the acquisition date. As of December 31, 2014, OREO consisted of 25 properties with a combined carrying value of $15.8 million. Of the $15.8 million, $15.3 million were OREO as loans acquired in the CBI acquisition that were foreclosed subsequent to the acquisition date.

Impaired Loans

We evaluate loan impairment in accordance with applicable GAAP. With the exception of PCI loans, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established. Additionally, impaired loans are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan losses required for the period.

The following table provides information on impaired loans (excluding PCI loans) as of the dates indicated:

	June 30, 2015		December 31, 2014
	Recorded Investment	Percentage	Recorded Investment	Percentage
	(in thousands)
Real estate loans:
Commercial property
Retail	$3,223	7.2%	$4,436	9.7%
Hospitality	7,109	15.8%	5,835	12.7%
Gas station	8,538	19.0%	8,974	19.6%
Other	11,247	24.9%	10,125	22.2%
Residential property	2,678	6.0%	3,127	6.7%
Commercial and industrial loans:
Commercial term	7,055	15.7%	7,614	16.6%
Commercial lines of credit	2,064	4.6%	466	1.0%
International loans	1,282	2.8%	3,546	7.7%
Consumer loans	1,807	4.0%	1,742	3.8%
Total Non-PCI loans	$45,003	100.0%	$45,865	100.0%

Total impaired loans decreased $862,000, or 1.9 percent, to $45.0 million as of June 30, 2015, as compared to $45.9 million at December 31, 2014. Specific reserve allocations associated with impaired loans were $5.3 million and $5.2 million as of June 30, 2015 and December 31, 2014, respectively.

During the three months ended June 30, 2015 and 2014, interest income that would have been recognized had impaired loans performed in accordance with their original terms totaled $1.2 million and $1.2 million, respectively. Of these amounts, actual interest recognized on impaired loans was $800,000 and $794,000 for the three months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, interest income that would have been recognized had impaired loans performed in accordance with their original terms totaled $1.9 million and $2.4 million, respectively. Of these amounts, actual interest recognized on impaired loans was $1.5 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively.

The following table provides information on TDRs (excluding PCI loans) as of dates indicated:

	June 30, 2015			December 31, 2014
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$371	$—	$371	$2,032	$306	$2,338
Hospitality	1,778	—	1,778	1,062	1,807	2,869
Gas station	2,868	349	3,217	1,075	2,335	3,410
Other	3,069	4,379	7,448	2,898	4,497	7,395
Residential property	716	304	1,020	742	308	1,050
Commercial and industrial loans:
Commercial term	3,968	1,661	5,629	4,050	2,208	6,258
Commercial lines of credit	417	1,647	2,064	466	2,156	2,622
International loans	—	—	—	—	200	200
Consumer loans	123	250	373	131	—	131
Total Non-PCI loans	$13,310	$8,590	$21,900	$12,456	$13,817	$26,273

For the three and months ended June 30, 2015, we restructured monthly payments for three and seven loans, respectively, with a net carrying value of $572,000 at the time of modification, which we subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less.

As of June 30, 2015, TDRs on accrual status totaled $8.6 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $308,000 reserve relating to these loans was included in the allowance for loan losses. For the TDRs on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of June 30, 2015, TDRs on nonaccrual status totaled $13.3 million, and a $1.7 million reserve relating to these loans was included in the allowance for loan losses.

As of December 31, 2014, TDRs on accrual status totaled $13.8 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and an $844,000 reserve relating to these loans was included in the allowance for loan losses. For the TDRs on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of December 31, 2014, TDRs on nonaccrual status totaled $12.5 million, and a $2.0 million reserve relating to these loans was included in the allowance for loan losses.

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

Prior to the first quarter of 2014, risk factor calculations were weighted at 50.0 percent for the most recent four quarters, 33.0 percent for the next four quarters, and 17.0 percent for the oldest four quarters. In the first quarter of 2014, management evaluated the look-back period and extended the periods to sixteen quarters to continue capturing a period of higher losses that would have been dropped off and to reflect probable losses in our current credit portfolio. Risk factor calculations are weighted at 46.0 percent for the first four quarters, 31.0 percent for the second four quarters, 15.0 percent for the third four quarters, and 8.0 percent for the last four quarters. The change in methodology maintained the Bank’s allowance at a level consistent with the prior quarter.

To determine general reserve requirements, existing loans are divided into 11 general loan pools of risk-rated loans, as well as three homogeneous loan pools. For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade to determine risk factors for potential loss inherent in the current outstanding loan portfolio. As 3 homogeneous loans are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific reserves are allocated for loans deemed “impaired.”

When determining the appropriate level for allowance for loan losses, management considers qualitative adjustments for any factors that are likely to cause estimated loan losses associated with the Bank’s current portfolio to differ from historical loss experience, including, but not limited to, national and local economic and business conditions, volume and geographic concentrations, and problem loan trends.

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

The following tables reflect our allocation of allowance for loan losses by loan category as well as the loans receivable for each loan type:

	June 30, 2015			December 31, 2014
	Allowance Amount	Percentage	Non- PCI Loans	Allowance Amount	Percentage	Non- PCI Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$9,289	18.8%	$690,097	$9,798	19.0%	$675,072
Hospitality	10,616	21.5%	492,289	9,524	18.4%	454,499
Gas station	4,798	9.7%	337,566	5,433	10.5%	362,240
Other	13,306	26.9%	840,735	14,668	28.4%	842,126
Construction	714	1.4%	21,310	1,143	2.2%	9,517
Residential property	1,175	2.4%	171,071	628	1.3%	120,932
Total real estate loans	39,898	80.7%	2,553,068	41,194	79.8%	2,464,386
Commercial and industrial loans:
Commercial term	5,537	11.2%	111,676	6,232	12.1%	116,073
Commercial lines of credit	2,278	4.6%	115,382	2,228	4.3%	93,860
International loans	430	0.9%	33,864	683	1.3%	38,929
Total commercial and industrial loans	8,245	16.7%	260,922	9,143	17.7%	248,862
Consumer loans	172	0.3%	26,274	220	0.4%	27,512
Unallocated	1,153	2.3%	—	1,083	2.1%	—
Total	$49,468	100.0%	$2,840,264	$51,640	100.0%	$2,740,760

	June 30, 2015			December 31, 2014
	Allowance Amount	Percentage	PCI Loans	Allowance Amount	Percentage	PCI Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$257	19.0%	$9,358	$401	39.1%	$8,535
Hospitality	317	23.4%	10,345	99	9.6%	7,682
Gas station	503	37.2%	5,955	302	29.4%	7,745
Other	16	1.2%	5,885	65	6.3%	5,796
Residential property	196	14.6%	2,055	28	2.7%	14,371
Total real estate loans	1,289	95.4%	33,598	895	87.1%	44,129
Commercial and industrial loans:
Commercial term	63	4.6%	267	131	12.9%	327
Total commercial and industrial loans	63	4.6%	267	131	12.9%	327
Consumer loans	—	—	43	—	—	45
Total	$1,352	100.0%	$33,908	$1,026	100.0%	$44,501

The following table sets forth certain information regarding allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the Three Months Ended,				As of and for the Six Months Ended,
	June 30, 2015			June 30, 2014	June 30, 2015			June 30, 2014
	Non-PCI Loans	PCI Loans	Total		Non-PCI Loans	PCI Loans	Total
	(in thousands)
Allowance for loan losses:
Balance at beginning of period	$51,515	$1,436	$52,951	$56,593	$51,640	$1,026	$52,666	$57,555
Actual charge-offs	(1,221)	52	(1,169)	(2,547)	(1,255)	—	(1,255)	(4,151)
Recoveries on loans previously charged off	1,793	(352)	1,441	1,741	3,485	—	3,485	5,992
Net loan recoveries	572	(300)	272	(806)	2,230	—	2,230	1,841
(Negative provision) provision charged to operating expense	(2,619)	216	(2,403)	(3,901)	(4,402)	326	(4,076)	(7,510)
Balance at end of period	$49,468	$1,352	$50,820	$51,886	$49,468	$1,352	$50,820	$51,886
Allowance for off-balance sheet items:
Balance at beginning of period	$1,054	$—	$1,054	$1,557	$1,366	$—	$1,366	$1,248
(Negative provision) provision charged to operating expense	(92)	—	(92)	35	(404)	—	(404)	344
Balance at end of period	$962	$—	$962	$1,592	$962	$—	$962	$1,592
Ratios:
Net loan (recoveries) charge-offs to average gross loans (1)	-0.08%	3.21%	-0.04%	0.14%	-0.32%	—	-0.16%	-0.16%
Net loan (recoveries) charge-offs to gross loans (1)	-0.08%	3.54%	-0.04%	0.14%	-0.31%	—	-0.16%	-0.31%
Allowance for loan losses to average gross loans	1.76%	3.61%	1.79%	2.26%	1.78%	3.40%	1.80%	2.28%
Allowance for loan losses to gross loans	1.74%	3.99%	1.77%	2.21%	1.74%	3.99%	1.77%	2.21%
Net loan recoveries to allowance for loan losses (1)	-4.63%	88.76%	-2.14%	6.21%	-9.02%	—	-8.78%	-7.10%
Allowance for loan losses to nonperforming loans	176.53%	—	181.35%	207.26%	176.53%	—	181.35%	207.26%
Balance:
Average gross loans during period	$2,807,940	$37,425	$2,845,365	$2,298,996	$2,785,547	$39,783	$2,825,330	$2,278,193
Gross loans at end of period	$2,840,264	$33,908	$2,874,172	$2,349,235	$2,840,264	$33,908	$2,874,172	$2,349,235
Nonperforming loans at end of period	$28,023	$—	$28,023	$25,381	$28,023	$—	$28,023	$25,034

(1)	Net loan recoveries are annualized to calculate the ratios.

Allowance for loan losses decreased $1.1 million, or 2.1 percent, to $50.8 million as of June 30, 2015, compared to $51.9 million as of June 30, 2014. The decrease in allowance for loan losses as of June 30, 2015 compared to June 30, 2014 was due primarily to improvements in historical loss rates. Due to the improvements in historical loss rates, general reserve decreased $5.7 million, or 44.7 percent, to $7.1 million as of June 30, 2015, compared to $12.8 million as of June 30, 2014.

Allowance for loan losses as a percentage of gross loans decreased 44 basis point to 1.77 percent as of June 30, 2015, compared to 2.21 percent as of June 30, 2014. For the three months ended June 30, 2015, a $2.5 million negative provision for loan losses was recorded, compared to a $3.9 million negative provision for loan losses for the three months ended June 30, 2014. For the six months ended June 30, 2015, a $4.5 million negative provision for loan losses was recorded, compared to a $7.2 million negative provision for loan losses for the six months ended June 30, 2014.

An allowance for off-balance sheet exposure, primarily unfunded loan commitments, totaled $962,000 and $1.6 million as of June 30, 2015 and June 30, 2014, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of June 30, 2015.
The following table presents a summary of net recoveries (charge-offs) by the loan portfolio:

	As of and for the Three Months Ended			As of and for the Six Months Ended
	Charge-offs	Recoveries	Net Recoveries (Charge-offs)	Charge-offs	Recoveries	Net Recoveries (Charge-offs)
	(in thousands)
June 30, 2015
Real estate loans:
Commercial property
Retail	$(22)	$8	$(14)	$(22)	$16	$(6)
Hospitality	(79)	1,074	995	(79)	1,073	994
Other	—	181	181	—	206	206
Commercial and industrial loans:
Commercial term	(921)	506	(415)	(955)	2,120	1,165
Commercial lines of credit	—	24	24		55	55
International loans	(199)	—	(199)	(199)	15	(184)
Total Non-PCI loans	$(1,221)	$1,793	$572	$(1,255)	$3,485	$2,230
June 30, 2014
Real estate loans:
Commercial property
Retail	$—	$8	$8	$—	$16	$16
Hospitality	(57)	—	(57)	(1,085)	25	(1,060)
Gas station	(3)	36	33	(3)	36	33
Other	—	43	43	(100)	2,928	2,828
Commercial and industrial loans:
Commercial term	(2,174)	1,379	(795)	(2,596)	1,619	(977)
Commercial lines of credit	(300)	184	(116)	(300)	452	152
International loans	—	89	89	—	901	901
Consumer loans	(13)	2	(11)	(67)	15	(52)
Total Non-PCI loans	$(2,547)	$1,741	$(806)	$(4,151)	$5,992	$1,841

For the three months ended June 30, 2015, total charge-offs were $1.2 million, a decrease of $1.3 million, or 52.1 percent, from $2.5 million for the same period in 2014, and total recoveries were $1.8 million, an increase of $52,000, or 2.9 percent, from $1.7 million for the same period in 2014. For the three months ended June 30, 2015, net recoveries were $572,000, compared to net charge-offs of $806,000 for the same period in 2014.

For the six months ended June 30, 2015, total charge-offs were $1.3 million, a decrease of $2.9 million, or 69.8 percent, from $4.2 million for the same period in 2014, and total recoveries were $3.5 million, a decrease of $2.5 million, or 41.8 percent, from $6.0 million for the same period in 2014. For the six months ended June 30, 2015, net recoveries were $2.2 million, compared to $1.8 million for the same period in 2014.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	June 30, 2015		December 31, 2014
	Balance	Percent	Balance	Percent
	(in thousands)
Demand – noninterest-bearing	$1,061,823	30.9%	$1,022,972	28.7%
Interest-bearing:
Savings	119,474	3.5%	120,659	3.4%
Money market checking and NOW accounts	779,684	22.7%	796,490	22.4%
Time deposits of $100,000 or more (1)	861,434	25.0%	910,340	25.6%
Other time deposits	617,366	17.9%	706,285	19.9%
Total deposits	$3,439,781	100.0%	$3,556,746	100.0%

(1)	Includes $361.3 million of time deposits of $250,000 or more.

Deposits decreased $117.0 million, or 3.3 percent, to $3.44 billion as of June 30, 2015 from $3.56 billion as of December 31, 2014. The decrease in deposits resulting was attributable mainly to $88.9 million decreases in other time deposits and $48.9 million decreases in time deposits of $100,000 or more, offset mainly by $38.9 million increases in noninterest-bearing demand deposits.

Core deposits (defined as demand, savings, money market checking, NOW accounts and other time deposits) decreased $68.1 million, or 2.6 percent, to $2.58 billion at June 30, 2015 from $2.65 billion at December 31, 2014. Noninterest-bearing demand deposits as a percentage of deposits increased to 30.9 percent at June 30, 2015 from 28.7 percent at December 31, 2014. We had brokered deposits of $99,000 assumed in the CBI acquisition as of June 30, 2015 and December 31, 2014.

FHLB Advances and Other Borrowings

FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At June 30, 2015, there were no advances from the FHLB, a decrease of $150.0 million from $150.0 million at December 31, 2014. See Note 8 - Subordinated Debentures and Rescinded Stock Obligation for other liabilities assumed in the CBI acquisition.

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

The following table shows the status of our gap position as of June 30, 2015:

	Less Than Three Months	More Than Three Months But Less Than One Year	More Than One Year But Less Than Five Years	More Than Five Years	Noninterest- Sensitive	Total
	(in thousands)
Assets
Cash and due from banks	$—	$—	$—	$—	$85,742	$85,742
Interest-bearing deposits in other banks	67,489	—	—	—	—	67,489
Securities:
Fixed rate	24,191	52,772	284,513	210,745	—	572,221
Floating rate	133,181	3,804	20,443	—	—	157,428
Fair value adjustments	—	—	—	—	(966)	(966)
Loans:
Fixed rate	65,960	76,502	375,297	44,435	—	562,194
Floating rate	1,081,598	167,272	1,022,395	15,080	—	2,286,345
Nonaccrual	—	—	—	—	69,548	69,548
Deferred loan costs, discount, and allowance for loan losses	—	—	—	—	(87,843)	(87,843)
FHLB and FRB stock	—	—	—	29,902	—	29,902
Other assets	—	48,041	—	20,104	160,565	228,710
Total assets	$1,372,419	$348,391	$1,702,648	$320,266	$227,046	$3,970,770
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand – noninterest-bearing	$—	$—	$—	$—	$1,061,823	$1,061,823
Savings	9,393	36,592	48,447	25,042	—	119,474
Money market checking and NOW accounts	52,273	112,281	329,720	285,409	—	779,683
Time deposits	327,548	729,812	415,482	5,959	—	1,478,801
FHLB advances	—	—	—	—	—	—
Subordinated debentures	18,623	—	—	—	—	18,623
Other liabilities	—	—	—	—	39,626	39,626
Stockholders’ equity	—	—	—	—	472,740	472,740
Total liabilities and stockholders’ equity	$407,837	$878,685	$793,649	$316,410	$1,574,189	$3,970,770
Repricing gap	964,582	(530,294)	908,999	3,856	(1,347,143)
Cumulative repricing gap	964,582	434,288	1,343,287	1,347,143	—
Cumulative repricing gap as a percentage of assets	24.29%	10.94%	33.83%	33.93%	—
Cumulative repricing gap as a percentage of interest-earning assets	26.23%	11.81%	36.53%	36.63%	—
Interest-earning assets						$3,677,347

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

As of June 30, 2015, the cumulative repricing gap for the three-month period was at an asset-sensitive position and was 26.23 percent of interest-earning assets, which increased from 17.82 percent as of December 31, 2014. This increase was due mainly to a $244.9 million increase in floating rate loans and a $150.0 million decrease in FHLB advances, mainly offset by a $52.4 million increase in time deposits, a $46.4 million decrease in fixed rate loans and a $41.8 million decrease in floating rate securities.

As of June 30, 2015, the cumulative repricing gap for the twelve-month period was at an asset-sensitive position and was 11.81 percent of interest-earning assets, which increased from 8.96 percent of an asset-sensitive position as of December 31, 2014. This increase was due mainly to a $75.3 million increase in floating rate loans and a $150.0 million decrease in FHLB advances, mainly offset by a $87.2 million decrease in fixed rate loans and $56.6 million decrease in floating rate securities and a $16.9 million decrease in fixed rate securities.

The following table summarizes the status of the cumulative gap position as of the dates indicated:

	Less Than Three Months		Less Than Twelve Months
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(in thousands)
Cumulative repricing gap	$964,582	$707,266	$434,288	$355,461
Percentage of assets	24.29%	16.71%	10.94%	8.40%
Percentage of interest-earning assets	26.23%	17.82%	11.81%	8.96%

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

	Percentage Changes		Change in Amount
Change in Interest Rate	Net Interest Income	Economic Value of Equity	Net Interest Income	Economic Value of Equity
	(in thousands)
300%	12.72%	(1.14)%	$12,605	$(5,752)
200%	8.30%	(0.80)%	$12,170	$(4,060)
100%	4.11%	0.41%	$2,059	$2,065
-100%	(1)	(1)	(1)	(1)

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

At June 30, 2015, the Bank’s total risk-based capital ratio of 15.20 percent, Tier 1 risk-based capital ratio of 13.94 percent, common equity Tier 1 capital ratio of 13.94 percent and Tier 1 leverage capital ratio of 10.99 percent, placed the Bank in the “well capitalized” category pursuant to new capital rule, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

For a discussion of recently implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act, see Note 11 - Regulatory Matters of Notes to Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see Note 15 - Off-Balance Sheet Commitments of Notes to Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q and “Item 1. Business - Off-Balance Sheet Commitments” in our 2014 Annual Report on Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations described in our 2014 Annual Report on Form 10-K.

Recently Issued Accounting Standards

FASB ASU 2015-07, Disclosures for Investment in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which will eliminate the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value per share (or its equivalent) using the practical expedient in the FASB's fair value measurement guidance. Investments eligible for the practical expedient, but for which it has not been applied, will continue to be included in the fair value hierarchy. The effective date for public business entities is fiscal years beginning after December 31, 2015 and early adoption is permitted. Reporting entities are required to adopt the ASU retrospectively. The adoption of FASB ASU 2015-07 is not expected to have a significant impact on our financial condition or result of operations.

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

FASB ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, was issued to change the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. ASU 2014-08 is effective prospectively for new disposals (or classifications as held-for-sale) that occur within annual periods beginning on or after December 15, 2014, and interim periods within those annual periods, for public business entities and not-for-profit entities that have issued (or are a conduit obligor for) securities that are traded, listed, or quoted on an exchange or an over-the-counter market. For other entities, the ASU is effective for disposals (or classifications as held-for-sale) that occur within annual periods beginning on or after December 15, 2014, and interim periods thereafter. The adoption of FASB ASU 2014-08 is not expected to have a significant impact on our financial condition or result of operations.

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

FASB ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the Emerging Issues Task Force), was issued to permit a reporting entity to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments are expected to enable more entities to record the amortization of the investment in income tax expense together with the tax credits and other tax benefits generated from the partnership. The ASU is effective retrospectively for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. For all entities other than public business entities, the amendments are effective retrospectively for annual periods beginning after December 15, 2014, and interim periods within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted FASB ASU 2014-01 effective April 1, 2014. See Note 3 - Accounting for Investment in Qualified Affordable Housing Projects for further details.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management” and “- Capital Resources” in this Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2015, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of June 30, 2015.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Part I, Item 1A Risk Factors of our 2014 Annual Report on Form 10-K.

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

Hanmi Financial Corporation

Date:	August 10, 2015	By:	/s/ C. G. Kum
C. G. Kum
President and Chief Executive Officer

		By:	/s/ Michael W. McCall
Michael McCall
Executive Vice President and Chief Financial Officer