Form 10-Q
period 2015-09-30
HANMI FINANCIAL CORP
filed 2015-11-09
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 30, 2015, there were 31,975,706 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries
Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2015

Part I — Financial Information
Item 1. Financial Statements
Hanmi Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited) September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$235,342	$158,320
Securities available for sale, at fair value (amortized cost of $667,403 as of September 30, 2015 and $1,061,703 as of December 31, 2014)	669,340	1,060,717
Loans held for sale, at the lower of cost or fair value	4,871	5,451
Loans receivable, net of allowance for loan losses of $46,360 as of September 30, 2015 and $52,666 as of December 31, 2014	2,998,712	2,735,832
Accrued interest receivable	8,722	9,749
Premises and equipment, net	29,857	30,912
Other real estate owned ("OREO"), net	13,249	15,790
Customers’ liability on acceptances	2,704	1,847
Servicing assets	11,986	13,773
Other intangible assets, net	1,795	2,080
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	17,580
Federal Reserve Bank ("FRB") stock, at cost	14,098	12,273
Income tax asset	70,847	84,371
Bank-owned life insurance	48,067	48,866
Prepaid expenses and other assets	88,266	34,882
Total assets	$4,214,241	$4,232,443
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$1,114,621	$1,022,972
Interest-bearing	2,404,073	2,533,774
Total deposits	3,518,694	3,556,746
Accrued interest payable	2,985	3,450
Bank’s liability on acceptances	2,704	1,847
FHLB advances	150,000	150,000
Servicing liabilities	5,176	5,971
Federal Deposit Insurance Corporation ("FDIC") loss sharing liability	1,173	2,074
Rescinded stock obligation	—	933
Subordinated debentures	18,669	18,544
Accrued expenses and other liabilities	29,391	39,491
Total liabilities	3,728,792	3,779,056
Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 32,567,286 shares (31,977,207 shares outstanding) as of September 30, 2015 and 32,488,097 shares (31,910,203 shares outstanding) as of December 31, 2014	257	257
Additional paid-in capital	557,116	554,904
Accumulated other comprehensive income, net of tax benefit of $212 as of September 30, 2015 and $1,432 as of December 31, 2014	2,158	463
Accumulated deficit	(3,931)	(32,379)
Less: treasury stock, at cost; 590,079 shares as of September 30, 2015 and 577,894 shares as of December 31, 2014	(70,151)	(69,858)
Total stockholders’ equity	485,449	453,387
Total liabilities and stockholders’ equity	$4,214,241	$4,232,443

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and dividend income:
Interest and fees on loans	$36,466	$30,912	$110,415	$85,764
Interest on securities	2,884	3,158	9,737	8,166
Dividends on FRB and FHLB stock	607	463	2,205	1,275
Interest on deposits in other banks	68	29	156	67
Total interest and dividend income	40,025	34,562	122,513	95,272
Interest expense:
Interest on deposits	3,881	3,278	11,463	9,653
Interest on subordinated debentures	158	73	454	73
Interest on FHLB advances	1	37	61	116
Interest on rescinded stock obligation	—	87	—	87
Total interest expense	4,040	3,475	11,978	9,929
Net interest income before provision for loan losses	35,985	31,087	110,535	85,343
(Negative provision) provision for loan losses	(3,704)	48	(7,779)	(7,463)
Net interest income after provision for loan losses	39,689	31,039	118,314	92,806
Noninterest income:
Bargain purchase gain, net of deferred taxes	—	14,577	—	14,577
Service charges on deposit accounts	3,378	2,883	9,758	7,924
Trade finance and other service charges and fees	1,115	1,153	3,491	3,341
Gain on sales of Small Business Administration ("SBA") loans	1,621	1,221	4,878	2,267
Net gain on sales of securities	2,048	67	6,144	1,852
Disposition gains on Purchased Credit Impaired ("PCI") loans	4,334	—	8,027	—
Other operating income	1,065	1,710	3,246	3,353
Total noninterest income	13,561	21,611	35,544	33,314
Noninterest expense:
Salaries and employee benefits	16,097	12,847	48,023	33,386
Occupancy and equipment	4,896	3,098	13,423	7,964
Data processing	1,418	1,476	4,885	3,746
Professional fees	1,940	1,386	5,982	2,786
Supplies and communications	880	628	2,638	1,725
Advertising and promotion	1,290	809	2,859	2,142
OREO expense	225	(741)	629	(735)
Other operating expenses	1,976	2,564	6,953	7,180
Merger and integration costs	—	3,415	1,747	3,572
Total noninterest expense	28,722	25,482	87,139	61,766
Income from continuing operations before income tax expense	24,528	27,168	66,719	64,354
Income tax expense	10,569	5,368	27,722	20,078
Income from continuing operations, net of taxes	13,959	21,800	38,997	44,276
Discontinued operations:
Income from operations of discontinued subsidiaries	—	—	—	37
Income tax expense	—	—	—	481
Loss from discontinued operations, net of taxes	—	—	—	(444)
Net income	$13,959	$21,800	$38,997	$43,832

Basic earnings per share:
Income from continuing operations, net of taxes	$0.44	$0.69	$1.22	$1.39
Loss from discontinued operations, net of taxes	—	—	—	(0.01)
Basic earnings per share	$0.44	$0.69	$1.22	$1.38
Diluted earnings per share:
Income from continuing operations, net of taxes	$0.44	$0.68	$1.22	$1.39
Loss from discontinued operations, net of taxes	—	—	—	(0.01)
Diluted earnings per share	$0.44	$0.68	$1.22	$1.38
Weighted-average shares outstanding:
Basic	31,799,573	31,708,581	31,774,047	31,683,288
Diluted	31,909,808	32,001,419	31,855,024	31,967,876

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$13,959	$21,800	$38,997	$43,832
Other comprehensive income, net of tax
Unrealized gain on securities
Unrealized holding gain (loss) arising during period	5,064	(4,947)	9,066	9,491
Less: reclassification adjustment for net gain included in net income	(2,048)	(67)	(6,144)	(1,852)
Unrealized loss on interest-only strip of servicing assets	(7)	(3)	(7)	(2)
Income tax (expense) benefit related to items of other comprehensive income	(1,274)	2,102	(1,220)	(3,322)
Other comprehensive income (loss), net of tax	1,735	(2,915)	1,695	4,315
Comprehensive income	$15,694	$18,885	$40,692	$48,147

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at January 1, 2014	32,339,444	(577,894)	31,761,550	$257	$552,270	$(9,380)	$(73,212)	$(69,858)	$400,077
Stock options exercised	34,382	—	34,382	—	427	—	—	—	427
Stock warrants exercised	429	—	429	—	2	—	—	—	2
Restricted stock awards, net of forfeitures	98,068	—	98,068	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,747	—	—	—	1,747
Cash dividends declared	—	—	—	—	—	—	(6,694)	—	(6,694)
Comprehensive income:
Net income	—	—	—	—	—	—	43,832	—	43,832
Change in unrealized gain on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	4,315	—	—	4,315
Balance at September 30, 2014	32,472,323	(577,894)	31,894,429	$257	$554,446	$(5,065)	$(36,074)	$(69,858)	$443,706
Balance at January 1, 2015	32,488,097	(577,894)	31,910,203	$257	$554,904	$463	$(32,379)	$(69,858)	$453,387
Stock options exercised	39,766	—	39,766	—	531	—	—	—	531
Restricted stock awards, net of forfeitures	39,423	—	39,423	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,681	—	—	—	1,681
Restricted stock surrendered due to employee tax liability	—	(12,185)	(12,185)	—	—	—	—	(293)	(293)
Cash dividends declared	—	—	—	—	—	—	(10,549)	—	(10,549)
Comprehensive income:
Net income	—	—	—	—	—	—	38,997	—	38,997
Change in unrealized loss on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	1,695	—	—	1,695
Balance at September 30, 2015	32,567,286	(590,079)	31,977,207	$257	$557,116	$2,158	$(3,931)	$(70,151)	$485,449
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$38,997	$43,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,187	6,151
Share-based compensation expense	1,681	1,747
Negative provision for loan losses	(7,779)	(7,463)
Bargain purchase gain, net of deferred taxes	—	(14,577)
Gain on sales of securities	(6,144)	(1,852)
Gain on sales of loans	(4,878)	(2,267)
Gain on sale of premises and equipment	(137)	—
Disposition gains on PCI loans	(8,027)	—
Loss on sale of OREO	—	2
Loss on sales of subsidiaries	—	419
Valuation adjustment on OREO	(27)	—
Origination of loans held for sale	(59,273)	(34,798)
Proceeds from sales of SBA loans	66,157	29,826
Change in accrued interest receivable	1,027	609
Change in bank-owned life insurance	(524)	(672)
Change in prepaid expenses and other assets	2,042	(5,801)
Change in income tax asset	12,304	(2,667)
Change in accrued interest payable	(465)	(821)
Change in FDIC loss sharing liability	(901)	1,997
Change in accrued expenses and other liabilities	(12,669)	10,426
Net cash provided by operating activities	36,571	24,091
Cash flows from investing activities:
Proceeds from redemption of FHLB stock	1,195	—
Proceeds from matured, called and paid-down of securities	94,108	61,145
Proceeds from sales of securities	352,224	135,834
Proceeds from sales of OREO	7,532	9,932
Proceeds from sales of loans	360	—
Proceeds from bank-owned life insurance	1,323	—
Cash acquired in acquisition, net of cash consideration paid	—	118,533
Net proceeds from sales of subsidiaries	—	398
Change in loans receivable, net of purchases	(154,892)	(67,615)
Purchases of securities	(111,864)	(124,442)
Purchases of premises and equipment	(1,169)	(739)
Purchases of loans receivable	(100,763)	(91,325)
Purchases of FRB stock	(1,825)	(3,403)
Net cash provided by investing activities	86,229	38,318
Cash flows from financing activities:
Change in deposits	(38,052)	(13,168)
Change in FHLB advances	—	(27,546)
Redemption of rescinded stock obligation	(933)	—
Proceeds from exercise of stock options	531	427
Cash paid for repurchases of vested shares due to employee tax liability	(293)	—
Cash dividends paid	(7,031)	(4,463)
Net cash used in financing activities	(45,778)	(44,750)
Net increase in cash and cash equivalents	77,022	17,659
Cash and cash equivalents at beginning of year	158,320	179,357
Cash and cash equivalents at end of period	$235,342	$197,016
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,443	$10,750
Income taxes	$13,528	$20,930
Non-cash activities:
Transfer of loans receivable to OREO	$5,056	$7,501
Transfer of loans receivable to loans held for sale	$360	$—
Due from broker on sale of securities	$57,800	$—
Note receivable from sale of insurance subsidiaries	$—	$1,394
Conversion of stock warrants into common stock	$—	$2
Income tax expense related to items in other comprehensive income	$(1,220)	$(3,322)
Change in unrealized gain in accumulated other comprehensive income	$(9,059)	$(9,489)
Cash dividends declared	$(3,518)	$(2,231)
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
Note 1 — Basis of Presentation

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

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended September 30, 2015, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Annual Report on Form 10-K”).

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

CBI was headquartered in Garland, Texas and through UCB, operated 23 branch locations within Texas, Illinois, Virginia, New York, New Jersey and California. The combined companies operate as Hanmi Financial Corporation and Hanmi Bank, respectively, with banking operations under the Hanmi Bank brand. The acquisition was accounted for under the acquisition method of accounting pursuant to ASC 805, Business Combinations. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. The consideration paid, assets acquired and liabilities assumed are summarized in the following table:

(in thousands)
Consideration paid:
CBI Stockholders	$50,000
Redemption of preferred stock and cumulative unpaid dividends	28,675
78,675
Assets acquired:
Cash and cash equivalents	197,209
Securities available for sale	663,497
Loans	297,272
Premises and equipment	17,925
OREO	25,952
Income tax assets, net	12,011
Core deposit intangible	2,213
FDIC loss sharing asset	11,413
Bank-owned life insurance	18,296
Servicing assets	7,497
Other assets	14,636
Total assets acquired	1,267,921
Liabilities assumed:
Deposits	1,098,997
Subordinated debentures	18,473
Rescinded stock obligation	15,485
FHLB advances	10,000
Servicing liabilities	6,039
Other liabilities	25,675
Total liabilities assumed	1,174,669
Total identifiable net assets	$93,252
Bargain purchase gain, net of deferred taxes	$14,577

The application of the acquisition method of accounting resulted in a bargain purchase gain of $14.6 million. The operations of CBI are included in our operating results since the acquisition date. Acquisition-related costs of $6.6 million for the year ended December 31, 2014 were expensed as incurred as merger and integration costs. These expenses are comprised primarily of system conversion costs and professional fees. For the three and nine months ended September 30, 2015, acquisition costs of none and $1.7 million, respectively, were expensed as incurred as merger and integration costs. The $297.3 million estimated fair value of loans acquired from CBI was determined by utilizing a discounted cash flow methodology considering credit and interest rate risk. Cash flows were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a current market rate for similar loans. There was no carryover of CBI’s allowance for loan losses associated with the loans acquired as loans were initially recorded at fair value.

The following table summarizes the accretable yield on the purchased credit impaired loans acquired from the CBI merger at August 31, 2014.

(in thousands)
Undiscounted contractual cash flows	$93,623
Nonaccretable discount	(17,421)
Undiscounted cash flow to be collected	76,202
Estimated fair value of PCI loans	65,346
Accretable yield	$10,856

The core deposit intangible (“CDI”) of $2.2 million was recognized for the core deposits acquired from CBI. The CDI is amortized over its useful life of approximately ten years on an accelerated basis and reviewed for impairment at least quarterly. The amortization of the CDI for the three and nine months ended September 30, 2015 was $95,000 and $285,000, respectively.

The fair value of savings and transactional deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Expected cash flows were utilized for fair value calculation of the certificates of deposit based on the contractual terms of the certificates of deposit and the cash flows were discounted based on a current market rate for certificates of deposit with corresponding maturities. The premium of $11.3 million was recognized for certificates of deposit acquired from CBI. The amortization of premium for the three and nine months ended September 30, 2015 were $1.4 million and $4.5 million, respectively.

The fair value of subordinated debentures was determined by estimating projected future cash flows and discounting them at a market rate of interest. A discount of $8.3 million was recognized for subordinated debentures, which will be amortized over their contractual term. The amortization of discount for the three and nine months ended September 30, 2015 were $46,000 and $125,000, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Pro forma revenues (net interest income plus noninterest income)	$55,663	$73,154	$162,280	$183,689
Pro forma net income from continuing operations	$15,044	$25,569	$42,931	$51,572
Pro forma earnings per share from continuing operations:
Basic	$0.47	$0.81	$1.35	$1.63
Diluted	$0.47	$0.80	$1.35	$1.61

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

The Bank determined that there were no events or changes in circumstances indicating that it is more likely than not that the carrying amount of the investment will not be realized. Therefore, no impairment was recognized as of September 30, 2015 or December 31, 2014. The investment in low income housing was $19.5 million and $21.3 million as of September 30, 2015 and December 31, 2014, respectively. The Bank’s unfunded commitments related to low income housing investments were $7.8 million and $11.9 million as of September 30, 2015 and December 31, 2014, respectively. As a component of income tax expense, the Bank recognized amortizations of $592,000 and $1.7 million during the three and nine months ended September 30, 2015, respectively and $592,000 and $1.0 million during the three and nine months ended September 30, 2014, respectively. Tax credits and other benefits received from the tax expenses were $839,000 and $2.5 million during the three and nine months ended September 30, 2015 and $821,000 and $1.4 million during the three and nine months ended September 30, 2014, respectively.

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

The sale resulted in a $51,000 gain, offset by a $470,000 capital gain tax, a $14,000 operating loss and an $11,000 income tax expense. Consequently, the net loss from discontinued operations for the second quarter of 2014 was $444,000, or $0.01 per diluted share. For the nine months ended September 30, 2014, the discontinued operations generated noninterest income, primarily in the line item for insurance commissions, of $2.7 million. They also incurred noninterest expense in various line items of $2.7 million for the nine months ended September 30, 2014.

Summarized financial information for our discontinued operations related to Chun-Ha and All World are as follows:

June 30, 2014
(in thousands)
Cash and cash equivalents	$1,602
Premises and equipment, net	90
Other intangible assets, net	1,089
Other assets	2,855
Total assets	$5,636
Income tax payable	$415
Accrued expenses and other liabilities	1,878
Total liabilities	$2,293
Net assets of discontinued operations	$3,343

Nine Months Ended September 30, 2014
(in thousands)
Noninterest loss	$(14)
Gain on disposal	51
Income before taxes	37
Provision for income taxes	481
Net loss from discontinued operations	$(444)

Note 5 — Securities

The following is a summary of securities available for sale as of September 30, 2015 and December 31, 2014:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
September 30, 2015
Mortgage-backed securities (1) (2)	$323,046	$2,233	$775	$324,504
Collateralized mortgage obligations (1)	116,145	544	375	116,314
U.S. government agency securities	57,971	14	311	57,674
SBA loan pool securities	68,434	68	201	68,301
Municipal bonds-tax exempt	47,737	304	40	48,001
Municipal bonds-taxable	13,975	397	—	14,372
Corporate bonds	17,019	—	14	17,005
U.S. treasury securities	160	2	—	162
Other securities	22,916	179	88	23,007
Total securities available for sale	$667,403	$3,741	$1,804	$669,340
December 31, 2014
Mortgage-backed securities (1) (2)	$571,678	$2,811	$1,203	$573,286
Collateralized mortgage obligations (1)	188,704	417	1,074	188,047
U.S. government agency securities	129,857	172	1,822	128,207
SBA loan pool securities	109,983	52	588	109,447
Municipal bonds-tax exempt	4,319	71	—	4,390
Municipal bonds-taxable	16,615	398	91	16,922
Corporate bonds	17,018	2	72	16,948
U.S. treasury securities	163	—	—	163
Other securities	22,916	57	80	22,893
Equity securities	450	—	36	414
Total securities available for sale	$1,061,703	$3,980	$4,966	$1,060,717

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities

(2)	A portion of the mortgage-backed securities is comprised of home mortgage-backed securities backed by home equity conversion mortgages

The amortized cost and estimated fair value of securities as of September 30, 2015, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2064, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(in thousands)
Within one year	$11,999	$11,994
Over one year through five years	14,316	14,342
Over five years through ten years	106,586	106,963
Over ten years	72,395	72,216
Mortgage-backed securities	323,046	324,504
Collateralized mortgage obligations	116,145	116,314
Other securities	22,916	23,007
Total	$667,403	$669,340
FASB ASC 320, Investments – Debt and Equity Securities, requires us to periodically evaluate our investments for other-than-temporary impairment (“OTTI”). There was no OTTI charge during the nine months ended September 30, 2015 and 2014.

Gross unrealized losses on securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of September 30, 2015 and December 31, 2014:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(in thousands, except number of securities)
September 30, 2015
Mortgage-backed securities	$369	$76,181	20	$406	$22,447	9	$775	$98,628	29
Collateralized mortgage obligations	21	20,276	5	354	27,156	12	375	47,432	17
U.S. government agency securities	24	7,971	3	287	27,694	9	311	35,665	12
SBA loan pool securities	15	13,911	3	186	7,474	3	201	21,385	6
Municipal bonds-tax exempt	40	3,864	2	—	—	—	40	3,864	2
Municipal bonds-taxable	—	374	1	—	—	—	—	374	1
Corporate bonds	9	5,010	1	5	7,994	2	14	13,004	3
Other securities	—	—	—	88	937	3	88	937	3
Total	$478	$127,587	35	$1,326	$93,702	38	$1,804	$221,289	73
December 31, 2014
Mortgage-backed securities	$288	$102,704	21	$915	$50,625	19	$1,203	$153,329	40
Collateralized mortgage obligations	350	78,191	21	724	33,308	13	1,074	111,499	34
U.S. government agency securities	—	5,000	1	1,822	73,142	26	1,822	78,142	27
SBA loan pool securities	155	85,062	15	433	11,975	4	588	97,037	19
Municipal bonds-taxable	—	—	—	91	5,538	5	91	5,538	5
Corporate bonds	4	5,021	1	68	7,925	2	72	12,946	3
Other securities	—	—	—	80	1,945	4	80	1,945	4
Equity securities	36	214	1	—	—	—	36	214	1
Total	$833	$276,192	60	$4,133	$184,458	73	$4,966	$460,650	133

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2015 and December 31, 2014 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of September 30, 2015 and December 31, 2014. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

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

The Company does not intend to sell these securities and it is more likely than not that we will not be required to sell the investments before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of September 30, 2015 and December 31, 2014 were not other-than-temporarily impaired, and therefore, no impairment charges as of September 30, 2015 and December 31, 2014 were warranted.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Gross realized gains on sales of securities	$2,048	$67	$6,310	$1,853
Gross realized losses on sales of securities	—	—	(166)	(1)
Net realized gains on sales of securities	$2,048	$67	$6,144	$1,852
Proceeds from sales of securities	$44,782	$9,778	$352,224	$135,834
Proceeds from called, matured and paid-down of securities	$31,245	$24,591	$94,108	$61,145

For the three months ended September 30, 2015, there was a $2.0 million net gain in earnings resulting from the sale of securities that had previously been recorded as net unrealized gains of $1.2 million in comprehensive income. For the three months ended September 30, 2014, there was a $67,000 net gain in earnings resulting from the sale of securities that had previously been recorded as net unrealized gains of $23,000 in comprehensive income.

For the nine months ended September 30, 2015, there was a $6.1 million net gain in earnings resulting from the redemption and sale of securities that had previously been recorded as net unrealized gains of $2.0 million in comprehensive income. For the three months ended September 30, 2014, there was a $1.9 million net gain in earnings resulting from the redemption and sale of securities that had previously been recorded as net unrealized losses of $498,000 in comprehensive income.

Securities available for sale with market values of $71.6 million and $76.2 million as of September 30, 2015 and December 31, 2014, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

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

Loans receivable consisted of the following as of the dates indicated:

	September 30, 2015			December 31, 2014
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(in thousands)
Real estate loans:
Commercial property (1)
Retail	$715,169	$7,268	$722,437	$676,143	$10,343	$686,486
Hospitality	544,148	5,435	549,583	455,220	12,862	468,082
Gas station	334,518	5,786	340,304	362,815	7,745	370,560
Other	897,512	5,385	902,897	843,462	10,680	854,142
Construction	26,228	—	26,228	9,532	—	9,532
Residential property	197,070	1,035	198,105	121,124	2,499	123,623
Total real estate loans	2,714,645	24,909	2,739,554	2,468,296	44,129	2,512,425
Commercial and industrial loans:
Commercial term	121,655	193	121,848	115,734	327	116,061
Commercial lines of credit	126,697	—	126,697	93,586	—	93,586
International loans	32,239	—	32,239	38,815	—	38,815
Total commercial and industrial loans	280,591	193	280,784	248,135	327	248,462
Consumer loans	24,691	43	24,734	27,566	45	27,611
Loans receivable (2)	3,019,927	25,145	3,045,072	2,743,997	44,501	2,788,498
Allowance for loans losses	(43,222)	(3,138)	(46,360)	(51,640)	(1,026)	(52,666)
Loans receivable, net	$2,976,705	$22,007	$2,998,712	$2,692,357	$43,475	$2,735,832

(1)	Includes owner-occupied property loans of $1.12 billion as of both September 30, 2015 and December 31, 2014, respectively.

(2)	Includes unamortized costs, net of unamortized fees, of $2.3 million and $3.2 million as of September 30, 2015 and December 31, 2014, respectively.

Accrued interest on loans receivable was $6.0 million and $6.4 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, loans receivable totaling $606.4 million and $840.0 million respectively, were pledged to secure advances from the FHLB and the FBR discount window.

The following table details the information on the sales and reclassifications of loans receivable to loans held for sale (excluding PCI loans) by portfolio segment for the three months ended September 30, 2015 and 2014:

	Real Estate	Commercial and Industrial	Consumer	Total Non-PCI
	(in thousands)
September 30, 2015
Balance at beginning of period	$2,067	$2,091	$—	$4,158
Origination of loans held for sale	13,867	7,464	—	21,331
Sales of loans held for sale	(12,199)	(8,408)	—	(20,607)
Principal payoffs and amortization	(3)	(8)	—	(11)
Balance at end of period	$3,732	$1,139	$—	$4,871
September 30, 2014
Balance at beginning of period	$2,568	$1,274	$—	$3,842
Origination of loans held for sale	15,198	3,031	—	18,229
Sales of loans held for sale	(12,135)	(2,133)	—	(14,268)
Principal payoffs and amortization	(20)	(26)	—	(46)
Balance at end of period	$5,611	$2,146	$—	$7,757

For the three months ended September 30, 2015, there was no reclassification of Non-PCI loans receivable as loans held for sale and Non-PCI loans held for sale of $20.6 million were sold. In addition, there was no reclassification from Non-PCI loans held for sale to Non-PCI loans receivable for the three months ended September 30, 2015. For the three months ended September 30, 2014, there was no reclassification of Non-PCI loans receivable as Non-PCI loans held for sale and Non-PCI loans held for sale of $14.3 million were sold. In addition, there was no reclassification from Non-PCI loans held for sale to Non-PCI loans receivable for the three months ended September 30, 2014.

The following table details the information on the sales and reclassifications of loans receivable to loans held for sale (excluding PCI loans) by portfolio segment for the nine months ended September 30, 2015 and 2014:

	Real Estate	Commercial and Industrial	Consumer	Total Non-PCI
	(in thousands)
September 30, 2015
Balance at beginning of period	$3,323	$2,128	$—	$5,451
Origination of loans held for sale	37,601	21,672	—	59,273
Reclassification from loans receivable to loans held for sale	360	—	—	360
Sales of loans held for sale	(37,534)	(22,616)	—	(60,150)
Principal payoffs and amortization	(18)	(45)	—	(63)
Balance at end of period	$3,732	$1,139	$—	$4,871
September 30, 2014
Balance at beginning of period	$—	$—	$—	$—
Origination of loans held for sale	29,591	5,207	—	34,798
Sales of loans held for sale	(23,953)	(3,033)	—	(26,986)
Principal payoffs and amortization	(27)	(28)	—	(55)
Balance at end of period	$5,611	$2,146	$—	$7,757

For the nine months ended September 30, 2015, a Non-PCI loan receivable of $360,000 was reclassified as loans held for sale and Non-PCI loans held for sale of $60.2 million were sold. In addition, there was no reclassification from Non-PCI loans held for sale to Non-PCI loans receivable for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, there was no reclassification of Non-PCI loans receivable as Non-PCI loans held for sale, and Non-PCI loans held for sale of $27.0 million were sold. In addition, there was no reclassification from Non-PCI loans held for sale to Non-PCI loans receivable for the nine months ended September 30, 2014.

Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the Three Months Ended				As of and for the Nine Months Ended
	September 30, 2015			September 30, 2014 (1)	September 30, 2015			September 30, 2014 (1)
	Non-PCI Loans	PCI Loans	Total		Non-PCI Loans	PCI Loans	Total
	(in thousands)
Allowance for loan losses:
Balance at beginning of period	$49,468	$1,352	$50,820	$51,886	$51,640	$1,026	$52,666	$57,555
Charge-offs	(1,748)	—	(1,748)	(1,418)	(3,004)	—	(3,004)	(5,569)
Recoveries on loans previously charged off	992	—	992	663	4,477	—	4,477	6,656
Net loan (charge-offs) recoveries	(756)	—	(756)	(755)	1,473	—	1,473	1,087
(Negative provision) provision charged to operating expense	(5,490)	1,786	(3,704)	48	(9,891)	$2,112	(7,779)	(7,463)
Balance at end of period	$43,222	$3,138	$46,360	$51,179	$43,222	$3,138	$46,360	$51,179
Allowance for off-balance sheet items:
Balance at beginning of period	$962	$—	$962	$1,592	$1,366	$—	$1,366	$1,247
(Negative provision) provision charged to operating expense	(406)	—	(406)	(48)	(810)	$—	(810)	297
Balance at end of period	$556	$—	$556	$1,544	$556	$—	$556	$1,544

(1)	As of September 30, 2014, there was no allowance for loan losses associated with PCI loans.

The allowance for off-balance sheet items is maintained at a level believed to be sufficient to absorb probable losses related to these unfunded credit facilities. The determination of the allowance adequacy is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of September 30, 2015 and 2014, the allowance for off-balance sheet items amounted to $556,000 and $1.5 million, respectively. Net adjustments to the allowance for off-balance sheet items are included in the other operating expenses.

The Company determined that the net adjustments to the allowance for the off-balance sheet items should have been recorded to other noninterest expense rather than the provision for loan losses. Accordingly, the Company has revised the classification of the net adjustments from the provision for loan losses to other operating expenses in the Consolidated Statements of Income for the three and nine months ended September 30, 2014 as follows:

	As Previously Reported	Effect of Change	As Adjusted
		(in thousands)
For the Three Months Ended September 30, 2014
Provision for loan losses	$—	$48	$48
Other operating expenses	$2,612	$(48)	$2,564
For the Nine Months Ended September 30, 2014
Provision for loan losses	$(7,166)	$(297)	$(7,463)
Other operating expenses	$6,883	$297	$7,180

The following table details the information on the allowance for loan losses by portfolio segment for the three months ended September 30, 2015 and 2014:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(in thousands)
September 30, 2015
Allowance for loan losses on Non-PCI loans:
Beginning balance	$39,898	$8,245	$172	$1,153	$49,468
Charge-offs	(334)	(1,414)	—	—	(1,748)
Recoveries on loans previously charged off	745	244	3	—	992
(Negative provision) provision	(5,867)	700	(78)	(245)	(5,490)
Ending balance	$34,442	$7,775	$97	$908	$43,222
Ending balance: individually evaluated for impairment	$3,500	$846	$—	$—	$4,346
Ending balance: collectively evaluated for impairment	$30,942	$6,929	$97	$908	$38,876
Non-PCI loans receivable:
Ending balance	$2,714,645	$280,591	$24,691	$—	$3,019,927
Ending balance: individually evaluated for impairment	$28,372	$7,851	$1,689	$—	$37,912
Ending balance: collectively evaluated for impairment	$2,686,273	$272,740	$23,002	$—	$2,982,015
Allowance for loan losses on PCI loans:
Beginning balance	$1,289	$63	$—	$—	$1,352
Provision (negative provision)	1,830	(46)	2	—	1,786
Ending balance: acquired with deteriorated credit quality	$3,119	$17	$2	$—	$3,138
PCI loans receivable:
Ending balance: acquired with deteriorated credit quality	$24,909	$193	$43	$—	$25,145
September 30, 2014 (1)
Allowance for loan losses on Non-PCI loans:
Beginning balance	$40,303	$9,738	$540	$1,305	$51,886
Charge-offs	(884)	(499)	(35)	—	(1,418)
Recoveries on loans previously charged off	293	365	5	—	663
Provision (negative provision)	179	260	(186)	(205)	48
Ending balance	$39,891	$9,864	$324	$1,100	$51,179
Ending balance: individually evaluated for impairment	$2,027	$3,757	$—	$—	$5,784
Ending balance: collectively evaluated for impairment	$37,864	$6,107	$324	$1,100	$45,395
Non-PCI loans receivable:
Ending balance	$2,348,366	$234,975	$28,905	$—	$2,612,246
Ending balance: individually evaluated for impairment	$35,654	$11,970	$1,758	$—	$49,382
Ending balance: collectively evaluated for impairment	$2,312,712	$223,005	$27,147	$—	$2,562,864

(1)	As of September 30, 2014, there was no allowance for loan losses associated with PCI loans.

The following table details the information on the allowance for loan losses by portfolio segment for the nine months ended September 30, 2015 and 2014:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(in thousands)
September 30, 2015
Allowance for loan losses on Non-PCI loans:
Beginning balance	$41,194	$9,142	$220	$1,084	$51,640
Charge-offs	(435)	(2,569)	—	—	(3,004)
Recoveries on loans previously charged off	2,040	2,434	3	—	4,477
(Negative provision) provision	(8,357)	(1,232)	(126)	(176)	(9,891)
Ending balance	$34,442	$7,775	$97	$908	$43,222
Ending balance: individually evaluated for impairment	$3,500	$846	$—	$—	$4,346
Ending balance: collectively evaluated for impairment	$30,942	$6,929	$97	$908	$38,876
Non-PCI loans receivable:
Ending balance	$2,714,645	$280,591	$24,691	$—	$3,019,927
Ending balance: individually evaluated for impairment	$28,372	$7,851	$1,689	$—	$37,912
Ending balance: collectively evaluated for impairment	$2,686,273	$272,740	$23,002	$—	$2,982,015
Allowance for loan losses on PCI loans:
Beginning balance	$895	$131	$—	$—	$1,026
Provision (negative provision)	2,224	(114)	2	—	2,112
Ending balance: acquired with deteriorated credit quality	$3,119	$17	$2	$—	$3,138
PCI loans receivable:
Ending balance: acquired with deteriorated credit quality	$24,909	$193	$43	$—	$25,145
September 30, 2014 (1)
Allowance for loan losses on Non-PCI loans:
Beginning balance	$43,550	$11,287	$1,427	$1,291	$57,555
Charge-offs	(2,073)	(3,394)	(102)	—	(5,569)
Recoveries on loans previously charged off	3,298	3,338	20	—	6,656
Negative provision	(4,884)	(1,367)	(1,021)	(191)	(7,463)
Ending balance	$39,891	$9,864	$324	$1,100	$51,179
Ending balance: individually evaluated for impairment	$2,027	$3,757	$—	$—	$5,784
Ending balance: collectively evaluated for impairment	$37,864	$6,107	$324	$1,100	$45,395
Non-PCI loans receivable:
Ending balance	$2,348,366	$234,975	$28,905	$—	$2,612,246
Ending balance: individually evaluated for impairment	$35,654	$11,970	$1,758	$—	$49,382
Ending balance: collectively evaluated for impairment	$2,312,712	$223,005	$27,147	$—	$2,562,864

(1)	As of September 30, 2014, there was no allowance for loan losses associated with PCI loans.

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of our loan portfolio, we utilize an internal loan grading system to identify credit risk and assign an appropriate grade, from 0 to 8, for each loan in our loan portfolio. Third party loan reviews are performed throughout the year. Additional adjustments are made when determined to be necessary. The loan grade definitions are as follows:
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

     As of September 30, 2015 and December 31, 2014, pass/pass-watch, special mention and classified loans (excluding PCI loans), disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total
	(in thousands)
September 30, 2015
Real estate loans:
Commercial property
Retail	$701,707	$10,783	$2,679	$715,169
Hospitality	497,759	34,961	11,428	544,148
Gas station	321,151	8,721	4,646	334,518
Other	878,561	8,880	10,071	897,512
Construction	26,228	—	—	26,228
Residential property	195,313	60	1,697	197,070
Commercial and industrial loans:
Commercial term	114,007	1,174	6,474	121,655
Commercial lines of credit	120,675	5,058	964	126,697
International loans	29,854	2,385	—	32,239
Consumer loans	22,482	101	2,108	24,691
Total Non-PCI loans	$2,907,737	$72,123	$40,067	$3,019,927
December 31, 2014
Real estate loans:
Commercial property
Retail	$655,431	$18,013	$2,699	$676,143
Hospitality	398,158	46,365	10,697	455,220
Gas station	346,350	8,899	7,566	362,815
Other	823,373	9,543	10,546	843,462
Construction	9,532	—	—	9,532
Residential property	118,880	66	2,178	121,124
Commercial and industrial loans:
Commercial term	105,987	1,225	8,522	115,734
Commercial lines of credit	92,038	993	555	93,586
International loans	36,007	252	2,556	38,815
Consumer loans	25,367	131	2,068	27,566
Total Non-PCI loans	$2,611,123	$85,487	$47,387	$2,743,997

The following is an aging analysis of loans (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Accruing 90 Days or More Past Due
	(in thousands)
September 30, 2015
Real estate loans:
Commercial property
Retail	$622	$—	$387	$1,009	$714,160	$715,169	$—
Hospitality	50	—	4,488	4,538	539,610	544,148	—
Gas station	43	1,242	1,107	2,392	332,126	334,518	—
Other	428	736	2,150	3,314	894,198	897,512	—
Construction	—	—	—	—	26,228	26,228	—
Residential property	230	—	108	338	196,732	197,070	—
Commercial and industrial loans:
Commercial term	89	102	689	880	120,775	121,655	—
Commercial lines of credit	—	—	1,292	1,292	125,405	126,697	—
International loans	—	—	—	—	32,239	32,239	—
Consumer loans	—	—	236	236	24,455	24,691	—
Total Non-PCI loans	$1,462	$2,080	$10,457	$13,999	$3,005,928	$3,019,927	$—
December 31, 2014
Real estate loans:
Commercial property
Retail	$1,554	$281	$1,920	$3,755	$672,388	$676,143	$—
Hospitality	1,531	2,340	433	4,304	450,916	455,220	—
Gas station	2,991	1,113	353	4,457	358,358	362,815	—
Other	1,674	2,156	1,142	4,972	838,490	843,462	—
Construction	—	—	—	—	9,532	9,532	—
Residential property	167	—	687	854	120,270	121,124	—
Commercial and industrial loans:
Commercial term	1,107	490	2,847	4,444	111,290	115,734	—
Commercial lines of credit	—	—	227	227	93,359	93,586	—
International loans	200	—	—	200	38,615	38,815	—
Consumer loans	489	349	248	1,086	26,480	27,566	—
Total Non-PCI loans	$9,713	$6,729	$7,857	$24,299	$2,719,698	$2,743,997	$—

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
	(in thousands)
September 30, 2015
Real estate loans:
Commercial property
Retail	$2,621	$2,909	$2,068	$553	$40
Hospitality	6,906	7,576	3,066	3,840	2,950
Gas station	6,315	6,878	5,665	650	185
Other	9,886	11,539	8,607	1,279	325
Residential property	2,644	2,820	2,644	—	—
Commercial and industrial loans:
Commercial term	5,812	6,283	2,770	3,042	329
Commercial lines of credit	894	1,021	394	500	500
International loans	1,145	1,145	585	560	17
Consumer loans	1,689	1,902	1,689	—	—
Total Non-PCI loans	$37,912	$42,073	$27,488	$10,424	$4,346
December 31, 2014
Real estate loans:
Commercial property
Retail	$4,436	$4,546	$1,938	$2,498	$220
Hospitality	5,835	6,426	4,581	1,254	1,828
Gas station	8,974	9,594	8,526	448	150
Other	10,125	11,591	8,890	1,235	319
Residential property	3,127	3,268	3,127	—	—
Commercial and industrial loans:
Commercial term	7,614	8,133	2,999	4,615	2,443
Commercial lines of credit	466	575	466	—	—
International loans	3,546	3,546	2,628	918	286
Consumer loans	1,742	1,907	1,742	—	—
Total Non-PCI loans	$45,865	$49,586	$34,897	$10,968	$5,246

	Average Recorded Investment for the Three Months Ended	Interest Income Recognized for the Three Months Ended	Average Recorded Investment for the Nine Months Ended	Interest Income Recognized for the Nine Months Ended
	(in thousands)
September 30, 2015
Real estate loans:
Commercial property
Retail	$2,635	$46	$4,301	$244
Hospitality	6,151	143	6,517	443
Gas station	6,298	117	7,668	399
Other	9,967	202	10,505	606
Residential property	2,655	28	2,815	88
Commercial and industrial loans:
Commercial term	5,918	86	7,062	282
Commercial lines of credit	901	4	1,804	40
International loans	1,236	—	1,259	—
Consumer loans	1,695	17	1,779	51
Total Non-PCI loans	$37,456	$643	$43,710	$2,153
September 30, 2014
Real estate loans:
Commercial property
Retail	$4,456	$36	$5,682	$215
Hospitality	4,206	102	4,149	232
Gas station	14,181	218	12,023	587
Other	9,898	232	10,716	682
Residential property	3,173	30	2,853	87
Commercial and industrial loans:
Commercial term	8,118	126	10,007	443
Commercial lines of credit	2,884	36	1,447	61
International loans	1,146	—	1,136	—
Consumer loans	1,765	16	1,619	46
Total Non-PCI loans	$49,827	$796	$49,632	$2,353

The following is a summary of interest foregone on impaired loans (excluding PCI loans) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$1,444	$1,063	$3,361	$3,490
Less: Interest income recognized on impaired loans	(643)	(796)	(2,153)	(2,353)
Interest foregone on impaired loans	$801	$267	$1,208	$1,137

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

The following table details nonaccrual loans (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	September 30, 2015	December 31, 2014
	(in thousands)
Real estate loans:
Commercial property
Retail	$996	$2,160
Hospitality	5,935	3,835
Gas station	3,296	3,478
Other	5,405	4,961
Residential property	1,120	1,588
Commercial and industrial loans:
Commercial term	4,193	7,052
Commercial lines of credit	1,464	466
Consumer loans	1,535	1,742
Total nonaccrual Non-PCI loans	$23,944	$25,282

The following table details nonperforming assets (excluding PCI loans) as of the dates indicated:

	September 30, 2015	December 31, 2014
	(in thousands)
Nonaccrual Non-PCI loans	$23,944	$25,282
Loans 90 days or more past due and still accruing	—	—
Total nonperforming Non-PCI loans	23,944	25,282
OREO	13,249	15,790
Total nonperforming assets	$37,193	$41,072

As of September 30, 2015, OREO consisted of 17 properties with a combined carrying value of $13.2 million. Of the $13.2 million, $10.8 million were OREO acquired in the CBI acquisition or were obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date. As of December 31, 2014, OREO consisted of 25 properties with a combined carrying value of $15.8 million. Of the $15.8 million, $15.3 million were OREO acquired in the CBI acquisition or were obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date.

Troubled Debt Restructurings

The following table details TDRs (excluding PCI loans), disaggregated by concession type and loan type, as of September 30, 2015 and December 31, 2014:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
September 30, 2015
Real estate loans:
Commercial property
Retail	$—	$—	$—	$357	$357	$—	$—	$1,228	$—	$1,228
Hospitality	1,448	—	—	—	1,448	—	—	—	—	—
Gas station	980	—	—	—	980	345	—	—	—	345
Other	897	1,665	360	12	2,934	2,638	—	106	1,391	4,135
Residential property	703	—	—	—	703	—	—	—	301	301
Commercial and industrial loans:
Commercial term	40	—	2,375	1,018	3,433	44	218	238	1,079	1,579
Commercial lines of credit	222	—	104	68	394	—	—	—	—	—
Consumer loans	—	—	119	—	119	250	—	—	—	250
Total Non-PCI loans	$4,290	$1,665	$2,958	$1,455	$10,368	$3,277	$218	$1,572	$2,771	$7,838
December 31, 2014
Real estate loans:
Commercial property
Retail	$—	$—	$—	$2,032	$2,032	$306	$—	$—	$—	$306
Hospitality	1,115	(53)	—	—	1,062	1,807	—	—	—	1,807
Gas station	1,075	—	—	—	1,075	2,335	—	—	—	2,335
Other	943	1,498	433	24	2,898	2,343	—	782	1,372	4,497
Residential property	742	—	—	—	742	—	—	—	308	308
Commercial and industrial loans:
Commercial term	14	(1)	2,556	1,481	4,050	57	226	567	1,358	2,208
Commercial lines of credit	227	—	126	113	466	2,156	—	—	—	2,156
International loans	—	—	—	—	—	—	—	200	—	200
Consumer loans	—	—	131	—	131	—	—	—	—	—
Total Non-PCI loans	$4,116	$1,444	$3,246	$3,650	$12,456	$9,004	$226	$1,549	$3,038	$13,817

As of September 30, 2015 and December 31, 2014, total TDRs were $18.2 million and $26.3 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for three months or more. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.

At September 30, 2015 and December 31, 2014, TDRs were subjected to specific impairment analysis, and $614,000 and $2.9 million, respectively, of reserves relating to these loans were included in the allowance for loan losses.

The following table details TDRs (excluding PCI loans), disaggregated by loan class, for the three months ended September 30, 2015 and 2014:

	September 30, 2015			September 30, 2014
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands, except number of loans)
Real estate loans:
Commercial property
Retail (1)	1	$1,230	$1,228	—	$—	$—
Hospitality (2)	—	—	—	1	2,014	1,991
Gas station (3)	—	—	—	1	395	385
Other (4)	1	412	412	—	—	—
Commercial and industrial loans:
Commercial term (5)	5	420	396	—	—	—
Commercial lines of credit (6)	—	—	—	1	2,092	2,200
Total Non-PCI loans	7	$2,062	$2,036	3	$4,501	$4,576

(1)	Includes a modification of $1.2 million through a reduction of principal or accrued interest for the three months ended September 30, 2015.

(2)	Includes a modification of $2.0 million through a payment deferral for the three months ended September 30, 2014.

(3)	Includes a modification of $385,000 through a payment deferral for the three months ended September 30, 2014.

(4)	Includes a modification of $412,000 through a payment deferral for the three months ended September 30, 2015.

(5)
Includes modifications of $31,000 through a reduction of principal or accrued interest, $71,000 through payment deferrals and $293,000 through extensions of maturity for the three months ended September 30, 2015.

(6)	Includes a modification of $2.2 million through a payment deferral for the three months ended September 30, 2014.

During the three months ended September 30, 2015, we restructured monthly payments on seven loans, with a net carrying value of $2.0 million as of September 30, 2015, through temporary payment structure modifications. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

The following table details TDRs (excluding PCI loans), disaggregated by loan class, for the nine months ended September 30, 2015 and 2014:

	September 30, 2015			September 30, 2014
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands, except number of loans)
Real estate loans:
Commercial property
Retail (1)	1	$1,248	$1,228	1	$2,002	$1,856
Gas station (2)	—	—	—	1	2,040	1,991
Other (3)	2	731	725	3	1,422	1,386
Residential property (4)	—	—	—	1	317	311
Commercial and industrial loans:
Commercial term (5)	10	1,052	858	5	327	263
Commercial lines of credit (6)	—	—	—	3	2,366	2,563
Consumer loans (7)	1	250	250	—	—	—
Total Non-PCI loans	14	$3,281	$3,061	14	$8,474	$8,370

(1)
Includes a modification of $1.2 million through a reduction of principal or accrued interest for the nine months ended September 30, 2015 and a modification of 1.9 million an extension of maturity for the nine months ended September 30, 2014.

(2)	Includes a modification of $2.0 million through a payment deferral for the nine months ended September 30, 2014.

(3)
Includes modifications of $725,000 through payment deferrals for the nine months ended September 30, 2015 and modifications of $1.3 million through payment deferrals and $59,000 through an extension of maturity for the nine months ended September 30, 2014.

(4)	Includes a modification of $311,000 through an extension of maturity for the nine months ended September 30, 2014.

(5)
Includes modifications of $38,000 through payment deferrals, $71,000 through reductions of principal or accrued interest and $749,000 through extensions of maturity for the nine months ended September 30, 2015, and modifications of $39,000 through a payment deferral, $51,000 through reductions of principal or accrued interest and $173,000 through an extension of maturity for the nine months ended September 30, 2014.

(6)	Includes modifications of $2.4 million through payment deferrals and $134,000 through a reduction of principal or accrued interest for the nine months ended September 30, 2014.

The following table details TDRs (excluding PCI loans) that defaulted subsequent to the modifications occurring within the previous twelve months, disaggregated by loan class, for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended				Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in thousands, except number of loans)
Real estate loans:
Commercial property
Retail	—	$—	1	$1,856	—	$—	1	$1,856
Hospitality	1	466	—	—	1	466	—	—
Commercial and industrial loans:
Commercial term	—	—	2	47	—	—	2	47
Commercial lines of credit	—	—	2	412	—	—	3	546
Total Non-PCI loans	1	$466	5	$2,315	1	$466	6	$2,449

Purchased Credit Impaired Loans

As part of the acquisition of CBI, the Company purchased loans for which there was, at acquisition, evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected. Outstanding balance of PCI loans, the undiscounted sum of all amounts including amounts deemed principal, interest, fees and penalties, were $33.2 million and $64.3 million, respectively as of September 30, 2015 and December 31, 2014. The following table summarizes the changes in carrying value of PCI loans during the nine months ended September 30, 2015 and 2014:

	Carrying Amount	Accretable Yield
	(in thousands)
Balance at January 1, 2015	$43,475	$(11,025)
Accretion	2,462	2,462
Payments received	(26,060)	—
Disposal/transfer to OREO	4,242	—
Change in expected cash flows, net	—	1,349
Provision for credit losses	(2,112)	—
Balance at September 30, 2015	$22,007	$(7,214)

Balance at January 1, 2014	$—	$—
Additions from CBI acquisition at August 31, 2014	75,878	(22,858)
Accretion	491	491
Payments received	(5,892)	—
Disposal/transfer to OREO	(3,453)	212
Balance at September 30, 2014	$67,024	$(22,155)

As of September 30, 2015 and December 31, 2014, pass/pass-watch, special mention and classified PCI loans, disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total	Allowance	Total
	(in thousands)
September 30, 2015
Real estate loans:
Commercial property
Retail	$1,174	$—	$6,094	$7,268	$203	$7,065
Hospitality	189	—	5,246	5,435	290	5,145
Gas station	—	187	5,599	5,786	108	5,678
Other	—	—	5,385	5,385	2,318	3,067
Residential property	—	—	1,035	1,035	200	835
Commercial and industrial loans:
Commercial term	—	—	193	193	17	176
Consumer loans	—	—	43	43	2	41
Total PCI loans	$1,363	$187	$23,595	$25,145	$3,138	$22,007
December 31, 2014
Real estate loans:
Commercial property
Retail	$1,207	$219	$8,917	$10,343	$401	$9,942
Hospitality	—	—	12,862	12,862	99	12,763
Gas station	—	1,242	6,503	7,745	302	7,443
Other	—	—	10,680	10,680	65	10,615
Residential property	—	—	2,499	2,499	28	2,471
Commercial and industrial loans:
Commercial term	—	—	327	327	131	196
Consumer loans	—	—	45	45	—	45
Total PCI loans	$1,207	$1,461	$41,833	$44,501	$1,026	$43,475

Loans accounted for as PCI are generally considered accruing and performing loans as the accretable discount is accreted to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans are classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of September 30, 2015 and December 31, 2014, we had no PCI loans on nonaccrual status and included in the delinquency table below.

The following table presents a summary of the borrowers' underlying payment status of PCI loans as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Allowance Amount	Total
	(in thousands)
September 30, 2015
Real estate loans:
Commercial property
Retail	$1,061	$65	$1,647	$2,773	$4,495	$7,268	$203	$7,065
Hospitality	—	—	1,708	1,708	3,727	5,435	290	5,145
Gas station	49	—	1,903	1,952	3,834	5,786	108	5,678
Other	—	—	4,930	4,930	455	5,385	2,318	3,067
Residential property	—	—	397	397	638	1,035	200	835
Commercial and industrial loans:
Commercial term	—	5	37	42	151	193	17	176
Consumer loans	—	14	29	43	—	43	2	41
Total PCI loans	$1,110	$84	$10,651	$11,845	$13,300	$25,145	$3,138	$22,007
December 31, 2014
Real estate loans:
Commercial property
Retail	$93	$287	$5,623	$6,003	$4,340	$10,343	$401	$9,942
Hospitality	312	—	7,670	7,982	4,880	12,862	99	12,763
Gas station	1,139	1,053	3,178	5,370	2,375	7,745	302	7,443
Other	—	—	10,119	10,119	561	10,680	65	10,615
Residential property	—	—	1,722	1,722	777	2,499	28	2,471
Commercial and industrial loans:
Commercial term	30	—	135	165	162	327	131	196
Consumer loans	—	17	28	45	—	45	—	45
Total PCI loans	$1,574	$1,357	$28,475	$31,406	$13,095	$44,501	$1,026	$43,475

Servicing Assets and Liabilities

The changes in servicing assets for the nine months ended September 30, 2015 and 2014 were as follows:

	September 30, 2015	September 30, 2014
	(in thousands)
Servicing assets:
Balance at beginning of period	$13,773	$6,833
Additions from CBI acquisition	—	7,442
Addition related to sale of SBA loans	1,739	871
Amortization	(3,526)	(1,304)
Balance at end of period	$11,986	$13,842
Servicing liabilities:
Balance at beginning of period	$5,971	$106
Additions from CBI acquisition	—	5,898
Amortization	(795)	(6)
Balance at end of period	$5,176	$5,998

At September 30, 2015 and 2014, we serviced loans sold to unaffiliated parties in the amounts of $468.9 million and $341.6 million respectively. These represented loans that have been sold for which the Bank continues to provide servicing.

These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

FDIC Loss Sharing Asset and Liability

The FDIC loss sharing asset related to the assumption of Single Family and Commercial Shared-Loss Agreement (“SLAs”) between CBI and the FDIC arising from the CBI’s acquisition of Mutual Bank. The loss sharing asset was measured at its fair value as of August 31, 2014 in conjunction with the acquisition of CBI. During the third quarter of 2014, the Bank submitted losses in excess of the stated reimbursement threshold of $611.0 million, increasing the reimbursable percentage to 95 percent from 80 percent. The three-year recovery period for the Commercial Share-Loss Portfolio commenced on October 1, 2014. During the recovery period for the Commercial Share-Loss Portfolio, 80 percent of any recoveries on previously charged-off and reimbursed Commercial SLA loans, less any recovery costs, are remitted to the FDIC. As of September 30, 2015, the FDIC loss sharing liability was $1.2 million and consisted of $1.3 million of FDIC recoveries partially offset by $136,000 of reimbursable expenses. Of the $1.2 million net payable to the FDIC, $1.2 million is payable under the Non-Single Family SLA and $47,000 is due from the FDIC for losses covered under the Single Family SLA.

Note 7 — Income Taxes

The Company’s income tax expense from continuing operations was $10.6 million and $27.7 million for the three and nine months ended September 30, 2015, respectively, compared to $5.4 million and $20.1 million for the same periods in 2014. The effective income tax rates were 43.09 percent and 41.55 percent, respectively, for the three and nine months ended September 30, 2015, compared to 19.76 percent and 31.20 percent for the same periods in 2014. Excluding the bargain purchase gain and the merger and integration costs, the effective tax rates were 42.63 percent and 40.34 percent, respectively for the three and nine months ended September 30, 2014. Management concluded that no valuation allowance is required for the deferred tax assets as of September 30, 2015.

As of September 30, 2015, the Company was subjected to audits or examinations by the California Franchise Tax Board for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements due to the results of the audits.

Note 8 — Subordinated Debentures and Rescinded Stock Obligation

Subordinated Debentures

During the third quarter of 2014, the Company assumed CBI’s Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount will be amortized to interest expense over the remaining term. In December 2005, a trust was formed by CBI and issued $26.0 million of Trust Preferred Securities (“TPS”) at 6.26 percent fixed rate for the first five years and a variable rate at the 3 month LIBOR plus 140 basis points thereafter and invested the proceeds in Subordinated Debentures. The Subordinated Debentures will mature on December 31, 2035, however, the Bank may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. The amortization was $46,000 and $125,000 for the three and nine months ended September 30, 2015, respectively.

Rescinded Stock Obligation
Hanmi Financial assumed a rescinded stock obligation of $15.5 million and related accrued interest payable of $4.5 million at the closing date of the CBI acquisition. The obligation resulted from the issuance of CBI common shares that CBI was not legally authorized to issue in 2010 and 2009. Interest had been accrued on the obligation at statutory interest rates that vary from state to state. As of September 30, 2015, the rescinded stock obligation and related accrued interest payable have been paid in full. The rescinded stock obligation and accrued interest as of December 31, 2014 were $933,000 and $288,000, respectively, as of December 31, 2014.

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

Note 10 – Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income for the three months ended September 30, 2015 and 2014 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Interest-Only Strip	Tax Benefit (Expense)	Total
	(in thousands)
For the three months ended September 30, 2015
Balance at beginning of period	$(1,079)	$16	$1,486	$423
Other comprehensive income (loss) before reclassification	5,064	(7)	(1,274)	3,783
Reclassification from accumulated other comprehensive income	(2,048)	—	—	(2,048)
Period change	3,016	(7)	(1,274)	1,735
Balance at end of period	$1,937	$9	$212	$2,158
For the three months ended September 30, 2014
Balance at beginning of period	$(5,534)	$17	$3,367	$(2,150)
Other comprehensive (loss) income before reclassification	(4,947)	(3)	2,102	(2,848)
Reclassification from accumulated other comprehensive income	(67)	—	—	(67)
Period change	(5,014)	(3)	2,102	(2,915)
Balance at end of period	$(10,548)	$14	$5,469	$(5,065)

For the three months ended September 30, 2015, there was a $2.0 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $2.0 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. The securities sold had a recorded unrealized gain of $1.2 million in accumulated other comprehensive income as of June 30, 2015.

For the three months ended September 30, 2014, there was a $67,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $67,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. The securities sold had a recorded unrealized gain of $23,000 in accumulated other comprehensive income as of June 30, 2014.

Activity in accumulated other comprehensive income for the nine months ended September 30, 2015 and 2014 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Interest-Only Strip	Tax Benefit (Expense)	Total
	(in thousands)
For the nine months ended September 30, 2015
Balance at beginning of period	$(985)	$16	$1,432	$463
Other comprehensive income (loss) before reclassification	9,066	(7)	(1,220)	7,839
Reclassification from accumulated other comprehensive income	(6,144)	—	—	(6,144)
Period change	2,922	(7)	(1,220)	1,695
Balance at end of period	$1,937	$9	$212	$2,158
For the nine months ended September 30, 2014
Balance at beginning of period	$(18,187)	$16	$8,791	$(9,380)
Other comprehensive income (loss) before reclassification	9,491	(2)	(3,322)	6,167
Reclassification from accumulated other comprehensive income	(1,852)	—	—	(1,852)
Period change	7,639	(2)	(3,322)	4,315
Balance at end of period	$(10,548)	$14	$5,469	$(5,065)

For the nine months ended September 30, 2015, there was a $6.1 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $6.1 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. The securities sold had a recorded unrealized gain of $2.0 million in accumulated other comprehensive income as of December 31, 2014.

For the nine months ended September 30, 2014, there was a $1.9 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $1.9 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. The securities sold had a recorded unrealized loss of $498,000 in accumulated other comprehensive income as of December 31, 2013.

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

The capital ratios of Hanmi Financial and the Bank as of September 30, 2015 and December 31, 2014 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
September 30, 2015
Total capital (to risk-weighted assets):
Hanmi Financial	$487,613	14.75%	$264,425	8.00%	N/A	N/A
Hanmi Bank	$484,968	14.69%	$264,078	8.00%	$330,097	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$445,955	13.49%	$198,319	6.00%	N/A	N/A
Hanmi Bank	$443,364	13.43%	$198,058	6.00%	$264,078	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$445,955	13.49%	$148,739	4.50%	N/A	N/A
Hanmi Bank	$443,364	13.43%	$148,544	4.50%	$214,563	6.5%
Tier 1 capital (to average assets):
Hanmi Financial	$445,955	11.19%	$159,401	4.00%	N/A	N/A
Hanmi Bank	$443,364	11.14%	$159,196	4.00%	$198,995	5.00%
December 31, 2014
Total capital (to risk-weighted assets):
Hanmi Financial	$493,598	15.89%	$248,501	8.00%	N/A	N/A
Hanmi Bank	$470,934	15.18%	$248,157	8.00%	$310,196	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$454,582	14.63%	$124,250	4.00%	N/A	N/A
Hanmi Bank	$431,971	13.93%	$124,078	4.00%	$186,118	6.00%
Tier 1 capital (to average assets):
Hanmi Financial	$454,582	10.91%	$166,600	4.00%	N/A	N/A
Hanmi Bank	$431,971	10.39%	$166,332	4.00%	$207,915	5.00%

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

SBA loans held for sale - SBA loans held for sale are carried at the lower of cost or fair value. As of September 30, 2015 and December 31, 2014, we had $4.9 million and $5.5 million SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At September 30, 2015, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Nonperforming loans held for sale - We reclassify certain nonperforming loans as held for sale when we decide to sell those loans. The fair value of nonperforming loans held for sale is generally based upon the quotes, bids or sales contract prices which approximate their fair value. Nonperforming loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of September 30, 2015 and December 31, 2014, we did not have nonperforming loans held for sale, which are measured on a nonrecurring basis with Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2015 and December 31, 2014, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(in thousands)
September 30, 2015
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$324,504	$—	$324,504
Collateralized mortgage obligations	—	116,314	—	116,314
U.S. government agency securities	—	57,674	—	57,674
SBA loan pools securities	—	68,301	—	68,301
Municipal bonds-tax exempt	—	48,001	—	48,001
Municipal bonds-taxable	—	14,372	—	14,372
Corporate bonds	—	17,005	—	17,005
U.S. treasury securities	162	—	—	162
Other securities	23,007	—	—	23,007
Total securities available for sale	$23,169	$646,171	$—	$669,340
December 31, 2014
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$573,286	$—	$573,286
Collateralized mortgage obligations	—	188,047	—	188,047
U.S. government agency securities (1)	—	128,207	—	128,207
SBA loan pools securities	—	109,447	—	109,447
Municipal bonds-tax exempt	—	3,681	709	4,390
Municipal bonds-taxable	—	16,922	—	16,922
Corporate bonds	—	16,948	—	16,948
U.S. treasury securities	163	—	—	163
Other securities (2)	22,893	—	—	22,893
Equity securities	—	—	414	414
Total securities available for sale	$23,056	$1,036,538	$1,123	$1,060,717

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

The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015:

	Beginning Balance as of January 1, 2015	Purchases, Issuances and Settlement	Realized Gains or (Losses) in Earnings	Unrealized Gains or Losses in Other Comprehensive Income	Ending Balance as of September 30, 2015
	(in thousands)
Assets:
Municipal bonds-tax exempt (1)	$709	$(709)	$—	$—	$—
Equity securities (2)	$414	$(339)	$(75)	$—	$—

(1)	A zero coupon tax credit municipal bond matured during the first quarter of 2015.

(2)
Reflects two equity securities that were not actively traded. During the second quarter of 2015, one equity security with a book value of $200,000 with a fair value of $200,000 as of December 31, 2014 was sold at $75,000 loss and the other equity security with a book value of $250,000 with a fair value of $214,000 as of December 31, 2014 was reclassified to other assets.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of September 30, 2015 and December 31, 2014, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the nine Months Ended September 30, 2015
	(in thousands)
September 30, 2015
Assets:
Impaired loans (excluding PCI loans) (1)	$—	$24,794	$1,202	$1,985
OREO (2)	$—	$13,249	$—	$444
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Twelve Months Ended December 31, 2014
	(in thousands)
December 31, 2014
Assets:
Impaired loans (excluding PCI loans) (3)	$—	$32,171	$781	$2,774
OREO (4)	$—	$15,790	$—	$—

(1)	Consists of real estate loans of $23.4 million, commercial and industrial loans of $896,000, and consumer loans of $1.7 million.

(2)	Consists of properties obtained from the foreclosure of commercial property loans of $11.5 million and residential property loans of $1.7 million.

(3)	Consists of real estate loans of $30.0 million, commercial and industrial loans of $1.2 million and consumer loans of $1.7 million.

(4)	Consists of properties obtained from the foreclosure of commercial property loans of $13.2 million and residential property loans of $2.6 million.

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

The estimated fair values of financial instruments were as follows:

	September 30, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$235,342	$235,342	$—	$—
Securities available for sale	669,340	23,169	646,171	—
Loans receivable, net of allowance for loan losses	2,998,712	—	—	3,006,747
Loans held for sale	4,871	—	4,871	—
Accrued interest receivable	8,722	8,722	—	—
Servicing assets	11,986	—	—	11,986
FHLB stock	16,385	—	16,385	—
FRB stock	14,098	—	14,098	—
Financial liabilities:
Noninterest-bearing deposits	1,114,621	—	1,114,621	—
Interest-bearing deposits	2,404,073	—	—	2,404,110
Servicing liabilities	5,176	—	—	5,176
Borrowings	168,669	—	—	168,669
Accrued interest payable	2,985	2,985	—	—
Off-balance sheet items:
Commitments to extend credit	314,303	—	—	314,303
Standby letters of credit	5,603	—	—	5,603

	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$158,320	$158,320	$—	$—
Securities available for sale (1)	1,060,717	23,056	1,036,538	1,123
Loans receivable, net of allowance for loan losses	2,735,832	—	—	2,738,401
Loans held for sale	5,451	—	5,451	—
Accrued interest receivable	9,749	9,749	—	—
Servicing assets	13,773	—	—	13,773
FHLB stock	17,580	—	17,580	—
FRB stock	12,273	—	12,273	—
Financial liabilities:
Noninterest-bearing deposits	1,022,972	—	1,022,972	—
Interest-bearing deposits	2,533,774	—	—	2,528,304
Servicing liabilities	5,971	—	—	5,971
Borrowings	168,544	—	—	149,983
Accrued interest payable	3,450	3,450	—	—
Off-balance sheet items:
Commitments to extend credit	309,584	—	—	309,584
Standby letters of credit	8,982	—	—	8,982

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
Securities - The fair value of securities, consisting of securities available for sale, is generally obtained from market bids for similar or identical securities, from independent securities brokers or dealers, or from other model-based valuation techniques described above (Levels 1, 2 and 3).
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
Servicing assets or servicing liabilities - Servicing assets or servicing liabilities are carried at implied fair value. The fair values of the servicing assets or servicing liabilities are estimated by discounting future cash flows using market-based discount rates and prepayments speeds. The discount rate is based on the current U.S. Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. (Level 3)
FHLB and FRB stock - The carrying amounts of FHLB and FRB stock approximate fair value as such stock may be resold to the issuer at carrying value (Level 2). Subsequent to the issuance of the Company's consolidated financial statements, the Company determined that investments in FHLB and FRB stock of $17.6 million and $12.3 million, respectively, should be classified as Level 2 rather than Level 1 as originally classified as ownership of these investments is restricted to member banks, the securities are non-marketable equity investments and purchases and sales of these securities are at par with the issuer. Accordingly, the Company has revised the classification of these investments from Level 1 to Level 2 in the table of fair value measurements as of December 31, 2014.
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

Note 13 — Share-Based Compensation

Share-Based Compensation Expense

For the three and nine months ended September 30, 2015, share-based compensation expenses were $658,000 and $1.7 million, respectively, and net tax benefits recognized from stock option exercises and restricted stock awards were $229,000 and $567,000, respectively. For the three and nine months ended September 30, 2014, share-based compensation expenses were $695,000 and $1.7 million, respectively, and net tax benefits recognized from stock option exercises and restricted stock awards were $317,000 and $500,000, respectively.

Unrecognized Share-Based Compensation Expense

As of September 30, 2015, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)
Stock option awards	$785	1.3 years
Restricted stock awards	2,499	1.9 years
Total unrecognized share-based compensation expense	$3,284	1.8 years

The table below provides stock option information for the three months ended September 30, 2015:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
	(in thousands, except share and per share data)
Options outstanding at beginning of period	553,440	$24.42	7.8 years	$1,764	(1)
Options exercised	(13,311)	$12.54	6.5 years	—
Options forfeited	(2,875)	$12.54	7.2 years	—
Options expired	(1,375)	$144.00	0.6 years	—
Options outstanding at end of period	535,879	$24.47	7.6 years	$4,099	(2)
Options exercisable at end of period	304,251	$29.09	7.0 years	$2,511	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $24.84 as of June 30, 2015, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $25.20 as of September 30, 2015, over the exercise price, multiplied by the number of options.

The table below provides stock option information for the nine months ended September 30, 2015:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
	(in thousands, except share and per share data)
Options outstanding at beginning of period	603,872	$23.78	8.3 years	$2,853	(1)
Options granted	28,000	$23.47	9.7 years
Options exercised	(39,766)	$13.36	7.1 years
Options forfeited	(54,502)	$20.67	8.5 years
Options expired	(1,725)	$144.00	0.6 years
Options outstanding at end of period	535,879	$24.47	7.6 years	$4,099	(2)
Options exercisable at end of period	304,251	$29.09	7.0 years	$2,511	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $21.81 as of December 31, 2014, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $25.20 as of September 30, 2015, over the exercise price, multiplied by the number of options.

There were 13,311 and 687 stock options exercised during the three months ended September 30, 2015 and 2014, respectively and 39,766 and 34,382 stock options exercised during the nine months ended September 30, 2015 and 2014.

Restricted Stock Awards

Restricted stock awards under the Company’s 2007 and 2013 Equity Compensation Plans typically vest over three years, and are subject to forfeiture if employment terminates prior to the lapse of restrictions. Hanmi Financial becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Forfeitures of restricted stock are treated as canceled shares.

The table below provides information for restricted stock awards for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	193,255	$19.22	173,222	$19.58
Restricted stock granted	2,589	$24.00	55,773	$22.50
Restricted stock vested	(41,367)	$17.58	(59,518)	$19.08
Restricted stock forfeited	(1,350)	$17.61	(16,350)	$21.49
Restricted stock at end of period	153,127	$20.64	153,127	$20.64

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

Unvested restricted stock is excluded from the calculation of weighted-average number of common shares for basic EPS. For diluted EPS, weighted-average number of common shares included the impact of restricted stock under the treasury method. The Company amended all restricted stock agreements as of September 1, 2015 to allow for the payment of non-forfeitable dividends on unvested restricted stock, accordingly, we adopted the two-class method for EPS calculation pursuant to ASC 260-10, Earnings Per Share. Unvested restricted stock containing rights to non-forfeitable dividends are considered participating securities prior to vesting and have been included in the earnings allocation in computing basic and diluted EPS under the two-class method. Basic EPS is computed by dividing net income, net of income allocated to participating securities, by the weighted-average number of common shares. For diluted EPS, weighted-average number of common shares include the diluted effect of stock options.

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended	Nine Months Ended
	(in thousands, except for share and per share data)
September 30, 2015
Basic EPS
Net income	$13,959	$38,997
Less: income allocated to unvested restricted shares	78	78
Income allocated to common shares	13,881	38,919
Weighted-average shares for basic EPS	31,799,573	31,774,047
Basic EPS	$0.44	$1.22
Diluted EPS
Income allocated to common shares	$13,881	$38,919
Weighted-average shares for diluted EPS	31,909,808	31,855,024
Diluted EPS	$0.44	$1.22

	Three Months Ended			Nine Months Ended
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
	(in thousands, except share and per share data)
September 30, 2014
Basic EPS
Income from continuing operations, net of tax	$21,800	31,708,581	$0.69	$44,276	31,683,288	$1.39
Income from discontinued operations, net of tax	—	31,708,581	—	(444)	31,683,288	(0.01)
Basic EPS	$21,800	31,708,581	$0.69	$43,832	31,683,288	$1.38
Effect of dilutive securities - options and unvested restricted stock		292,838			284,588
Diluted EPS
Income from continuing operations, net of tax	$21,800	32,001,419	$0.68	$44,276	31,967,876	$1.39
Income from discontinued operations, net of tax	—	32,001,419	—	(444)	31,967,876	(0.01)
Diluted EPS	$21,800	32,001,419	$0.68	$43,832	31,967,876	$1.38

For the three and nine months ended September 30, 2015 stock options totaling 29,000 and 57,000, respectively, were not included in the computation of diluted EPS. For the three and nine months ended September 30, 2014, stock options totaling 136,850 and 86,850, respectively, were not included in the computation of diluted EPS.

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

Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	September 30, 2015	December 31, 2014
	(in thousands)
Commitments to extend credit	$314,317	$309,584
Standby letters of credit	5,603	8,982
Commercial letters of credit	3,949	7,046
Total undisbursed loan commitments	$323,869	$325,612

Note 16 — Liquidity

Hanmi Financial

Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through September 30, 2016.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of September 30, 2015, the Bank had $99,000 of brokered deposits assumed in the CBI acquisition.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its assets. As of September 30, 2015, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $501.1 million and $351.1 million, respectively, compared to $649.5 million and $499.5 million, respectively, as of December 31, 2014. The Bank’s FHLB borrowings as of September 30, 2015 and December 31, 2014 remained the same at $150.0 million , which represented 3.56 percent and 3.54 percent of assets as of September 30, 2015 and December 31, 2014, respectively.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $35.9 million from the Federal Reserve Discount Window, to which the Bank pledged loans with a carrying value of $49.9 million, and had no borrowings as of September 30, 2015. The Bank has a line of credit with Raymond James & Associates, Inc. for repurchase agreements up to $100.0 million. The Bank established unsecured federal funds lines of credit totaling $95.0 million from three financial institutions to support short-term liquidity.

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

Note 18 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of September 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2015. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (this “Report”).

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

Selected Financial Data

The following table sets forth certain selected financial data for the periods indicated:

	As of or For the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Summary balance sheets:
Cash and due from banks	$235,342	$197,016	$235,342	$197,016
Securities	669,340	1,128,624	669,340	1,128,624
Loans receivable (1)	2,998,712	2,632,283	2,998,712	2,632,283
Assets	4,214,241	4,240,835	4,214,241	4,240,835
Deposits	3,518,694	3,598,154	3,518,694	3,598,154
Liabilities	3,728,792	3,797,129	3,728,792	3,797,129
Stockholders’ equity	485,449	443,706	485,449	443,706
Tangible equity	483,654	441,527	483,654	441,527
Average loans receivable	2,895,336	2,499,951	2,851,895	2,352,535
Average securities	721,472	721,198	834,862	576,799
Average FRB and FHLB stock	29,916	28,368	29,903	26,972
Average interest-bearing deposits in other banks	109,016	67,839	84,397	43,169
Average interest-earning assets	3,755,740	3,317,356	3,801,057	2,999,479
Average assets	4,021,642	3,522,234	4,074,537	3,167,514
Average deposits	3,484,648	2,884,535	3,498,393	2,635,780
Average borrowings	20,556	117,111	64,108	71,262
Average interest-bearing liabilities	2,433,718	2,075,363	2,513,859	1,850,470
Average stockholders’ equity	479,478	433,164	471,218	434,800
Average tangible equity	477,620	432,638	469,267	434,243
Per share data:
Earnings per share – basic (2)	$0.44	$0.69	$1.22	$1.39
Earnings per share – diluted (2)	$0.44	$0.68	$1.22	$1.39
Book value per share (3)	$15.18	$13.91	$15.18	$13.91
Tangible book value per share (4)	$15.12	$13.84	$15.12	$13.84
Cash dividends per share	$0.11	$0.07	$0.33	$0.21
Common shares outstanding	31,977,207	31,894,429	31,977,207	31,894,429
Performance ratios:
Return on average assets (5) (6)	1.38%	2.46%	1.28%	1.87%
Return on average stockholders’ equity (5) (7)	11.55%	19.97%	11.06%	13.61%
Return on average tangible equity (5) (8)	11.60%	19.99%	11.11%	13.63%
Net interest spread (9)	3.57%	3.47%	3.67%	3.53%
Net interest spread excluding acquisition accounting (9)	3.17%	3.32%	3.12%	3.47%
Net interest margin (10)	3.80%	3.72%	3.89%	3.80%
Net interest margin excluding acquisition accounting (10)	3.48%	3.60%	3.40%	3.77%
Efficiency ratio (11)	57.97%	48.35%	59.65%	52.05%
Efficiency ratio excluding merger and integration costs (11)	57.97%	41.87%	58.46%	49.04%
Dividend payout ratio (12)	25.20%	10.18%	27.04%	15.14%

Average stockholders’ equity to average assets	11.92%	12.30%	11.56%	13.73%
Capital ratios (16):
Total risk-based capital:
Hanmi Financial	14.75%	16.33%	14.75%	16.33%
Hanmi Bank	14.69%	16.28%	14.69%	16.28%
Tier 1 risk-based capital:
Hanmi Financial	13.49%	15.08%	13.49%	15.08%
Hanmi Bank	13.43%	15.00%	13.43%	15.00%
Common equity Tier 1 capital:
Hanmi Financial	13.49%	—	13.49%	—
Hanmi Bank	13.43%	—	13.43%	—
Tier 1 leverage:
Hanmi Financial	11.19%	12.80%	11.19%	12.80%
Hanmi Bank	11.14%	12.81%	11.14%	12.81%
Asset quality ratios:
Nonperforming Non-PCI loans to loans (13)	0.79%	0.92%	0.79%	0.92%
Nonperforming assets to assets (13) (14)	0.88%	1.10%	0.88%	1.10%
Nonperforming Non-PCI loans to allowance for loan losses (13) (15)	55.40%	46.93%	55.40%	46.93%
Net loan charge-offs (recoveries) to average loans	0.10%	0.12%	(0.07)%	(0.06)%
Allowance for loan losses to loans	1.52%	1.91%	1.52%	1.91%
Allowance for loan losses to non-performing Non-PCI loans (13) (15)	180.52%	213.09%	180.52%	213.09%
Acquired loans:
PCI loans, net	$25,145	$67,024	$25,145	$67,024
Allowance for loan losses on PCI loans	$3,138	$—	$3,138	$—
Non-PCI loans, net	$179,695	$215,894	$179,695	$215,894
Unamortized acquisition discounts on Non-PCI loans	$14,414	$21,423	$14,414	$21,423

(1)	Loans receivable, net of allowance for loan losses

(2)	Calculation based on net income from continuing operations

(3)	Stockholders’ equity divided by common shares outstanding

(4)	Tangible equity divided by common shares outstanding

(5)	Calculation based on annualized net income

(6)	Net income divided by average assets

(7)	Net income divided by average stockholders’ equity

(8)	Net income divided by average tangible equity

(9)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities

(10)	Net interest income before provision for loan losses divided by average interest-earning assets

(11)	Noninterest expenses divided by the sum of net interest income before provision for loan losses and noninterest income

(12)	Dividend declared per share divided by basic earnings per share

(13)	Excludes PCI loans

(14)	Nonperforming assets consist of nonperforming loans (see footnote (13) above) and OREO.

(15)	Excludes allowance for loan losses allocated to PCI loans

(16)	Basel III rules became effective January 1, 2015, with transitional provisions, and all prior period data is based on Basel I rules.
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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure as of the dates indicated:

	September 30,
	2015	2014
	(in thousands, except share and per share data)
Assets	$4,214,241	$4,240,835
Less other intangible assets	(1,795)	(2,179)
Tangible assets	$4,212,446	$4,238,656
Stockholders’ equity	$485,449	$443,706
Less other intangible assets	(1,795)	(2,179)
Tangible stockholders' equity	$483,654	$441,527
Book value per share	$15.18	$13.91
Effect of other intangible assets	(0.06)	(0.07)
Tangible book value per share	$15.12	$13.84

Net Income Adjusted for the After-Tax Bargain Purchase Gain and Merger and Integration Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(in thousands)
Pre-tax income	$24,528	$27,168	$66,719	$64,354
Less: after-tax bargain purchase gain	—	14,577	—	14,577
Add: pre-tax merger and integration costs	—	3,415	1,747	3,572
Adjusted pre-tax income	24,528	16,006	68,466	53,349
Adjusted income tax expense	10,569	6,824	28,448	21,519
Adjusted net income	$13,959	$9,182	$40,018	$31,830

Executive Overview

For the three months ended September 30, 2015, we recognized net income of $14.0 million, or $0.44 per diluted share, compared to net income of $21.8 million, or $0.68 per diluted share, for the same period of 2014. For the nine months ended September 30, 2015, we recognized net income of $39.0 million, or $1.22 per diluted share, compared to net income of $43.8 million, or $1.38 per diluted share, for the same period of 2014. Financial highlights include:

•	Net interest margin for the third quarter of 2015 improved to 3.80 percent, an increase of 8 basis points, from 3.72 percent for the same quarter of 2014.

•	Loans receivable in the third quarter of 2015, before the allowance for loan losses, increased $168.2 million, or 13.5 percent, to $3.04 billion from $2.68 billion in the same quarter of 2014.

•	Noninterest-bearing deposits in the third quarter of 2015 increased $85.3 million, or 8.3 percent, to $1.11 billion from $1.03 billion in the same quarter of 2014.

•
Asset quality in the third quarter of 2015 improved with non-performing assets of $37.2 million, 0.88 percent of total assets, compared to $46.7 million, 1.10 percent of total asset, in the same period of 2014. Negative provision for loan losses of $3.7 million and $7.8 million were recorded for the three months and nine months ended September 30, 2015, respectively.

•	New loan production for the third quarter of 2015, excluding loan purchases of $36.2 million, totaled $306.0 million, up 80.3 percent, compared to $169.8 million in the same quarter of 2014.

•	A cash dividend of $0.11 per share for the third quarter of 2015 was paid on October 15, 2015.

Results of Operations

CBI Acquisition’s Impact on Earnings Performance

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

	Three Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(in thousands)
Assets
Interest-earning assets:
Loans receivable (1)	$2,895,336	$36,466	5.00%	$2,499,951	$30,912	4.91%
Securities	721,472	2,884	1.60%	721,198	3,158	1.75%
FRB and FHLB stock	29,916	607	8.12%	28,368	463	6.53%
Interest-bearing deposits in other banks	109,016	68	0.25%	67,839	29	0.17%
Total interest-earning assets	3,755,740	40,025	4.23%	3,317,356	34,562	4.13%
Noninterest-earning assets:
Cash and due from banks	89,241			73,935
Allowance for loan losses	(50,416)			(58,390)
Other assets	227,077			189,333
Total noninterest-earning assets	265,902			204,878
Total assets	$4,021,642			$3,522,234
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$91,111	$31	0.13%	$72,455	$25	0.14%
Money market and savings	860,595	1,112	0.51%	692,759	1,126	0.64%
Time deposits	1,461,456	2,738	0.74%	1,193,038	2,127	0.71%
FHLB advances	1,902	1	0.21%	105,667	37	0.14%
Rescinded stock obligation	15	—	—	5,219	87	6.61%
Subordinated debentures	18,639	158	3.36%	6,225	73	4.65%
Total interest-bearing liabilities	2,433,718	4,040	0.66%	2,075,363	3,475	0.66%
Noninterest-bearing liabilities:
Demand deposits: noninterest-bearing	1,071,486			926,283
Other liabilities	36,960			87,424
Total noninterest-bearing liabilities	1,108,446			1,013,707
Total liabilities	3,542,164			3,089,070
Stockholders’ equity	479,478			433,164
Total liabilities and stockholders’ equity	$4,021,642			$3,522,234
Net interest income		$35,985			$31,087
Cost of deposits (2)			0.44%			0.45%
Net interest spread (3)			3.57%			3.47%
Net interest margin (4)			3.80%			3.72%

(1)	Loans include LHFS and exclude the allowance for loan losses. Nonaccrual loans are included in the average loan balance.

(2)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(3)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents net interest income as a percentage of average interest-earning assets.
Excluding the effects of acquisition accounting adjustments, the net interest margin was 3.48 percent and 3.60 percent for the three months ended September 30, 2015 and the same period in 2014, respectively. The impact of acquisition accounting adjustments on core loan yield and net interest margin are summarized in the following table:

	Three Months Ended
	September 30, 2015		September 30, 2014
	Amount	Rate	Amount	Rate
	(in thousands)
Core loan interest income and yield	$34,743	4.76%	$30,554	4.85%
Accretion of discount on purchased loans	1,723	0.24%	358	0.06%
As reported	$36,466	5.00%	$30,912	4.91%

Net interest income and net interest margin excluding acquisition accounting	$32,930	3.48%	$30,174	3.60%
Accretion of discount on Non-PCI loans	1,209	0.13%	67	0.01%
Accretion of discount on PCI loans	514	0.05%	291	0.04%
Accretion of time deposits premium	1,378	0.14%	591	0.07%
Amortization of subordinated debentures discount	(46)	—	(36)	—
Net impact	3,055	0.32%	913	0.12%
As reported	$35,985	3.80%	$31,087	3.72%

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

	Three Months Ended
	September 30, 2015 vs. September 30, 2014
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable	$4,977	$577	$5,554
Securities	1	(275)	(274)
FRB and FHLB stock	26	118	144
Interest-bearing deposits in other banks	22	17	39
Total interest and dividend income	$5,026	$437	$5,463
Interest expense:
Demand: interest-bearing	$8	$(2)	$6
Money market and savings	237	(251)	(14)
Time deposits	514	97	611
FHLB advances	(48)	12	(36)
Rescinded stock obligation	(43)	(44)	(87)
Subordinated debentures	110	(25)	85
Total interest expense	$778	$(213)	$565
Change in net interest income	$4,248	$650	$4,898

Interest income increased $5.5 million, or 15.8 percent, to $40.0 million for the three months ended September 30, 2015 from $34.6 million for the same period in 2014. Interest expense increased $565,000, or 16.3 percent, to $4.0 million for the three months ended September 30, 2015 from $3.5 million for the same period in 2014. For the three months ended September 30, 2015 and 2014, net interest income before provision for loan losses was $36.0 million and $31.1 million, respectively. The increase in net interest income before provision for loan losses was primarily attributable to growth in average loan balances acquired in the CBI acquisition, offset by increase in time deposits assumed in the CBI acquisition. The net interest spread and net interest margin for the three months ended September 30, 2015 were 3.57 percent and 3.80 percent, respectively, compared to 3.47 percent and 3.72 percent, respectively, for the same period in 2014.

Average loans increased $395.4 million, or 15.8 percent, to $2.90 billion for the three months ended September 30, 2015 from $2.50 billion for the same period in 2014. Average securities increased $274,000, or 0.01 percent, to $721.5 million for the three months ended September 30, 2015 from $721.2 million for the same period in 2014. Average interest-earning assets increased $438.40 million, or 13.2 percent, to $3.76 billion for the three months ended September 30, 2015 from $3.32 billion for the same period in 2014. The increase in average interest-earning assets was due mainly to loans and securities acquired in the CBI acquisition. Average interest-bearing liabilities increased $358.4 million to $2.43 billion for the three months ended September 30, 2015, compared to $2.08 billion for the same period in 2014. The increase in average interest-bearing liabilities resulted primarily from deposit assumed in the CBI acquisition, partially offset by reduction of high-cost time deposits.

The average yield on loans increased to 5.00 percent for the three months ended September 30, 2015 from 4.91 percent for the same period in 2014, primarily due to a 18 basis point increase in discount accretion on purchased loans. The average yield on securities decreased to 1.60 percent for the three months ended September 30, 2015 from 1.75 percent for the same period in 2014, attributable primarily to increases in lower yielding securities acquired in the CBI acquisition. The average yield on interest-earning assets increased 10 basis points to 4.23 percent for the three months ended September 30, 2015 from 4.13 percent for the same period in 2014, due mainly to the increased yield related to discount accretion on loans acquired in the CBI acquisition. The average cost on interest-bearing liabilities remained the same at 0.66 percent for the three months ended September 30, 2015 and the same period in 2014.

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

	Nine Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(in thousands)
Assets
Interest-earning assets:
Loans receivable	$2,851,895	$110,415	5.18%	$2,352,535	$85,764	4.87%
Securities	834,862	9,737	1.56%	576,799	8,166	1.89%
FRB and FHLB stock	29,903	2,205	9.83%	26,972	1,275	6.30%
Federal funds sold	—	—	—	4	—	—
Interest-bearing deposits in other banks	84,397	156	0.25%	43,169	67	0.21%
Total interest-earning assets	3,801,057	122,513	4.31%	2,999,479	95,272	4.25%
Noninterest-earning assets:
Cash and due from banks	88,313			73,964
Allowance for loan losses	(52,287)			(58,031)
Other assets	237,454			152,102
Total noninterest-earning assets	273,480			168,035
Total assets	$4,074,537			$3,167,514
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$89,286	$89	0.13%	$65,491	$68	0.14%
Money market and savings	834,418	3,087	0.49%	655,032	3,385	0.69%
Time deposits	1,526,047	8,287	0.73%	1,058,685	6,200	0.78%
FHLB advances	45,311	61	0.18%	67,405	116	0.23%
Rescinded stock obligation	199	—	—	1,785	87	6.52%
Subordinated debentures	18,598	454	3.26%	2,072	73	4.71%
Total interest-bearing liabilities	2,513,859	11,978	0.64%	1,850,470	9,929	0.72%
Noninterest-bearing liabilities:
Demand deposits: noninterest-bearing	1,048,642			856,572
Other liabilities	40,818			25,672
Total noninterest-bearing liabilities	1,089,460			882,244
Total liabilities	3,603,319			2,732,714
Stockholders’ equity	471,218			434,800
Total liabilities and stockholders’ equity	$4,074,537			$3,167,514
Net interest income		$110,535			$85,343
Cost of deposits (2)			0.44%			0.49%
Net interest spread (3)			3.67%			3.53%
Net interest margin (4)			3.89%			3.80%

(1)	Loans includes LHFS and excludes the allowance for loan losses. Nonaccrual loans are included in the average loan balance.

(2)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(3)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents net interest income as a percentage of average interest-earning assets.
Excluding the effects of acquisition accounting adjustments, the net interest margin was 3.40 percent and 3.77 percent for the nine months ended September 30, 2015 and the same period in 2014, respectively. The impact of acquisition accounting adjustments on core loan yield and net interest margin are summarized in the following table:

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Amount	Rate	Amount	Rate
	(in thousands)
Core loan interest income and yield	$101,265	4.75%	$85,406	4.85%
Accretion of discount on purchased loans	9,150	0.43%	358	0.02%
As reported	$110,415	5.18%	$85,764	4.87%

Net interest income and net interest margin excluding acquisition accounting	$97,022	3.40%	$84,430	3.77%
Accretion of discount on Non-PCI loans	7,326	0.26%	67	—
Accretion of discount on PCI loans	1,824	0.07%	291	0.01%
Accretion of time deposits premium	4,488	0.16%	591	0.02%
Amortization of subordinated debentures discount	(125)	—	(36)	—
Net impact	13,513	0.49%	913	0.03%
As reported	$110,535	3.89%	$85,343	3.80%

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

	Nine Months Ended
	September 30, 2015 vs. September 30, 2014
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable	$18,964	$5,687	$24,651
Securities	2,488	(917)	1,571
FRB and FHLB stock	152	778	930
Interest-bearing deposits in other banks	74	15	89
Total interest and dividend income	$21,678	$5,563	$27,241
Interest expense:
Demand: interest-bearing	$20	$1	$21
Money market and savings	173	(471)	(298)
Time deposits	2,053	34	2,087
FHLB advances	(33)	(22)	(55)
Rescinded stock obligation	(41)	(46)	(87)
Subordinated debentures	381	—	381
Total interest expense	$2,553	$(504)	$2,049
Change in net interest income	$19,125	$6,067	$25,192

Interest income increased $27.2 million, or 28.6 percent, to $122.5 million for the nine months ended September 30, 2015 from $95.3 million for the same period in 2014. Interest expense increased $2.0 million, or 20.6 percent, to $12.0 million for the nine months ended September 30, 2015 from $9.9 million for the same period in 2014. For the nine months ended September 30, 2015 and 2014, net interest income before provision for loan losses was $110.5 million and $85.3 million, respectively. The increase in net interest income before provision for loan losses was primarily attributable to growth in average loan balances and securities acquired in the CBI acquisition, partially offset by increase in time deposits assumed in the CBI acquisition. The net interest spread and net interest margin for the nine months ended September 30, 2015 were 3.67 percent and 3.89 percent, respectively, compared to 3.53 percent and 3.80 percent, respectively, for the same period in 2014.

Average loans increased $499.4 million, or 21.2 percent, to $2.85 billion for the nine months ended September 30, 2015 from $2.35 billion for the same period in 2014. Average securities increased $258.1 million, or 44.7 percent, to $834.9 million for the nine months ended September 30, 2015 from $576.8 million for the same period in 2014. Average interest-earning assets increased $801.6 million, or 26.7 percent, to $3.80 billion for the nine months ended September 30, 2015 from $3.00 billion for the same period in 2014. The increase in average interest-earning assets was due mainly to loans and securities acquired in the CBI acquisition. Average interest-bearing liabilities increased $663.4 million to $2.51 billion for the nine months ended September 30, 2015, compared to $1.85 billion for the same period in 2014. The increase in average interest-bearing liabilities resulted primarily from deposits assumed in the CBI acquisition, partially offset by reduction of high-cost time deposits.

The average yield on loans increased to 5.18 percent for the nine months ended September 30, 2015 from 4.87 percent for the same period in 2014, primarily due to a 43 basis point increase in discount accretion on purchased loans. The average yield on securities decreased to 1.56 percent for the nine months ended September 30, 2015 from 1.89 percent for the same period in 2014, attributable primarily to increases in lower yielding securities acquired in the CBI acquisition. The average yield on interest-earning assets increased 6 basis points to 4.31 percent for the nine months ended September 30, 2015 from 4.25 percent for the same period in 2014, due mainly to the increased yield related to discount accretion on loans acquired in the CBI acquisition. The average cost on interest-bearing liabilities decreased 8 basis points to 0.64 percent for the nine months ended September 30, 2015 from 0.72 percent for the same period in 2014, due primarily to $4.5 million amortization of time deposit premiums acquired in the CBI acquisition.

Provision for Loan Losses

In anticipation of credit risks inherent in our lending business, we set aside an allowance for loan losses through charges to earnings. These charges are made not only for our outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credit, or letters of credit. The charges made for our outstanding loan portfolio are recorded to the allowance for loan losses, whereas charges for off-balance sheet items are recorded to the reserve for off-balance sheet items, and are presented as a component of other liabilities.

Allowance for loan losses decreased $4.8 million, or 9.4 percent, to $46.4 million as of September 30, 2015, compared to $51.2 million as of September 30, 2014. The decrease in allowance for loan losses as of September 30, 2015 compared to September 30, 2014 was due primarily to improvements in historical loss rates, lower impairment reserves on Non-PCI loans and improved qualitative factor trends, partially offset by increases in impairment reserves for PCI loans. Therefore, negative provisions for loan losses of $3.7 million and $7.8 million were recorded for the three and nine months ended September 30, 2015, respectively, compared to a provision for loan losses of $48,000 and a negative provision of $7.5 million for the same periods in 2014. See “Nonperforming Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(in thousands)
Bargain purchase gain, net of deferred taxes	$—	$14,577	$(14,577)	(100.0)%
Service charges on deposit accounts	3,378	2,883	495	17.2%
Trade finance and other service charges and fees	1,115	1,153	(38)	(3.3)%
Gain on sale of SBA loans	1,621	1,221	400	32.8%
Net gain on sales of securities	2,048	67	1,981	2,956.7%
Disposition gains on PCI loans	4,334	—	4,334	—%
Other operating income	1,065	1,710	(645)	(37.7)%
Total noninterest income	$13,561	$21,611	$(8,050)	(37.2)%

For the three months ended September 30, 2015, noninterest income was $13.6 million, a decrease of $8.1 million, or 37.2 percent, compared to $21.6 million for the same period in 2014. The decrease was primarily attributable to decreases in bargain purchase gain and other operating income, partially offset by increases in net gain on sales of securities and disposition gains on PCI loans. For the three months ended September 30, 2014, an after-tax bargain purchase gain of $14.6 million was recorded in conjunction with the acquisition of CBI, compared to no bargain purchase gain recorded for the same period of 2015. Service charges on deposit accounts, which represent 24.9 percent of total noninterest income for the three months ended September 30, 2015, increased $495,000, or 17.2 percent, to $3.4 million, compared to $2.9 million for the same period in 2014, mainly due to the CBI acquisition. Due to a $6.3 million increase in SBA loan sales, gain on sale of SBA loans increased $400,000 to $1.6 million for the three months ended September 30, 2015, compared to $1.2 million for the same period of 2014. Net gain on sales of securities increased $2.0 million to $2.1 million for the three months ended September 30, 2015, compared to $67,000 for the same period in 2014. Disposition gains on PCI loans totaled $4.3 million for the three months ended September 30, 2015, compared to none for the same period in 2014.

The following table sets forth the various components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(in thousands)
Bargain purchase gains, net of deferred taxes	$—	$14,577	$(14,577)	(100.0)%
Service charges on deposit accounts	9,758	7,924	1,834	23.1%
Trade finance and other service charges and fees	3,491	3,341	150	4.5%
Gain on sales of SBA loans	4,878	2,267	2,611	115.2%
Net gain on sales of securities	6,144	1,852	4,292	231.7%
Disposition gains on PCI loans	8,027	—	8,027	—
Other operating income	3,246	3,353	(107)	(3.2)%
Total noninterest income	$35,544	$33,314	$2,230	6.7%

For the nine months ended September 30, 2015, noninterest income was $35.5 million, an increase of $2.2 million, or 6.7 percent, compared to $33.3 million for the same period in 2014. The increase was primarily attributable to increases in disposition gains on PCI loans, net gain on sales of securities, gain on sales of SBA loans, service charges on deposit account and trade finance and other service charges and fees, partially offset by a $14.6 million decrease in bargain purchase gains. Service charges on deposit accounts, which represent 27.5 percent of total noninterest income for the nine months ended September 30, 2015, increased $1.8 million, or 23.1 percent, to $9.8 million, compared to $7.9 million for the same period in 2014, mainly due to the CBI acquisition. Due to a $32.8 million increase in SBA loan sales, gain on sale of SBA loans increased $2.6 million to $4.9 million for the nine months ended September 30, 2015, compared to $2.3 million for the same period of 2014. Net gain on sales of securities increased $4.3 million to $6.1 million for the nine months ended September 30, 2015, compared to $1.9 million for the same period in 2014. Disposition gains on PCI loans totaled $8.0 million for the nine months ended September 30, 2015, compared to none for the same period in 2014. For the nine months ended September 30, 2014, an after-tax bargain purchase gain of $14.6 million was recorded in conjunction with the acquisition of CBI, compared to no bargain purchase gain recorded for the same period of 2015.

Noninterest Expense

The following table sets forth the breakdown of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(in thousands)
Salaries and employee benefits	$16,097	$12,847	$3,250	25.3%
Occupancy and equipment	4,896	3,098	1,798	58.0%
Data processing	1,418	1,476	(58)	-3.9%
Professional fees	1,940	1,386	554	40.0%
Supplies and communications	880	628	252	40.1%
Advertising and promotion	1,290	809	481	59.5%
OREO expense	225	(741)	966	-130.4%
Other operating expenses	1,976	2,564	(588)	-22.9%
Merger and integration costs	—	3,415	(3,415)	-100.0%
Total noninterest expense	$28,722	$25,482	$3,240	12.7%

For the three months ended September 30, 2015, noninterest expense was $28.7 million, an increase of $3.2 million or 12.7 percent, compared to $25.5 million for the same period in 2014. The increase was due primarily to the increases in salaries and employee benefits and occupancy and equipment, partially offset by no merger and integration costs. The largest component of noninterest expense for the three months ended September 30, 2015 was salaries and employee benefits, which represented 26.0 percent of total noninterest expense for the three months ended September 30, 2015. Salaries and employee benefits increased $3.3 million, or 25.3 percent, to $16.1 million, compared to $12.8 million for the same period in 2014, due mainly to an increase in the average number of employees added from the CBI acquisition. Occupancy and equipment costs for the three months ended September 30, 2015 increased $1.8 million, or 58.0 percent, to $4.9 million, compared to $3.1 million for the same period in 2014 as a result of the CBI acquisition.

The following table sets forth the breakdown of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percentage
	(in thousands)
Salaries and employee benefits	$48,023	$33,386	$14,637	43.8%
Occupancy and equipment	13,423	7,964	5,459	68.5%
Data processing	4,885	3,746	1,139	30.4%
Professional fees	5,982	2,786	3,196	114.7%
Supplies and communications	2,638	1,725	913	52.9%
Advertising and promotion	2,859	2,142	717	33.5%
OREO expense	629	(735)	1,364	-185.6%
Other operating expenses	6,953	7,180	(227)	-3.2%
Merger and integration costs	1,747	3,572	(1,825)	-51.1%
Total noninterest expense	$87,139	$61,766	$25,373	41.1%

For the nine months ended September 30, 2015, noninterest expense was $87.1 million, an increase of $25.4 million or 41.1 percent, compared to $61.8 million for the same period in 2014. The increase was due primarily to the increases in salaries and employee benefits, occupancy and equipment, data processing and professional fees, partially offset by a decrease in merger and integration costs. The largest component of noninterest expense for the nine months ended September 30, 2015 was salaries and employee benefits, which represented 55.1 percent of total noninterest expense for the nine months ended September 30, 2015. Salaries and employee benefits increased $14.6 million, or 43.8 percent, to $48.0 million, compared to $33.4 million for the same period in 2014, due mainly to an increase in the average number of employees added from the CBI acquisition. Occupancy and equipment costs for the nine months ended September 30, 2015 increased $5.5 million, or 68.5 percent, to $13.4 million, compared to $8.0 million for the same period in 2014 as a result of the CBI acquisition. Data processing costs for the nine months ended September 30, 2015 increased $1.1 million, or 30.4 percent, to $4.9 million, compared to $3.7 million for the same period in 2014 as a result of the CBI acquisition. For the nine months ended September 30, 2015, professional fees increased $3.2 million, or 114.7 percent, to $6.0 million, compared to $2.8 million for the same period in 2014, due mainly to costs incurred to strengthen infrastructure to meet heightened control standards. For the nine months ended September 30, 2015, merger and integration costs decreased $1.8 million, or 51.1 percent, to $1.7 million, compared to $3.6 million for the same period in 2014.

Income Tax Expense

Income tax expense from continuing operations totaled $10.6 million for the three months ended September 30, 2015, compared to $5.4 million for the same period in 2014. The effective income tax rate was 43.09 percent for the three months ended September 30, 2015, compared to 19.76 percent for the same period in 2014. The effective tax rate for the three months ended September 30, 2014 was 42.63 percent excluding the bargain purchase gain and the merger and integration cost. Income tax expense from continuing operations totaled $27.7 million for the nine months ended September 30, 2015, compared to $20.1 million for the same period in 2014. The effective income tax rate was 41.55 percent for the nine months ended September 30, 2015, compared to 31.20 percent for the same period in 2014. The effective tax rate for the nine months ended September 30, 2014 was 40.34 percent excluding the bargain purchase gain and the merger and integration cost.

Financial Condition

Securities

Securities are classified as held to maturity, available for sale, or trading in accordance with GAAP. There were no held to maturity or trading securities as of September 30, 2015 and December 31, 2014. Securities classified as available for sale are stated at fair value. The composition of our securities portfolio reflects our securities strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. Our securities portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of September 30, 2015, our securities portfolio was composed primarily of mortgage-backed securities, collateralized mortgage obligations and U.S. government agency securities. Most of the securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of September 30, 2015 and December 31, 2014.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on securities as of the dates indicated:

	September 30, 2015			December 31, 2014
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(in thousands)
Securities available for sale:
Mortgage-backed securities (1) (2)	$323,046	$324,504	$1,458	$571,678	$573,286	$1,608
Collateralized mortgage obligations (1)	116,145	116,314	169	188,704	188,047	(657)
U.S. government agency securities	57,971	57,674	(297)	129,857	128,207	(1,650)
SBA loan pool securities	68,434	68,301	(133)	109,983	109,447	(536)
Municipal bonds-tax exempt	47,737	48,001	264	4,319	4,390	71
Municipal bonds-taxable	13,975	14,372	397	16,615	16,922	307
Corporate bonds	17,019	17,005	(14)	17,018	16,948	(70)
U.S. treasury securities	160	162	2	163	163	—
Other securities	22,916	23,007	91	22,916	22,893	(23)
Equity securities (3)	—	—	—	450	414	(36)
Total securities available for sale	$667,403	$669,340	$1,937	$1,061,703	$1,060,717	$(986)

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	A portion of the mortgage-backed securities is comprised of home mortgage-backed securities backed by home equity conversion mortgages.

(3)	During the second quarter of 2015, of the two equity securities, one was sold and the other was reclassified to other asset.

As of September 30, 2015, securities available for sale decreased 36.9 percent to $669.3 million, compared to $1.06 billion as of December 31, 2014, due mainly to $410.0 million of securities sales during the nine months ended September 30, 2015. As of September 30, 2015, securities available for sale had a net unrealized gain of $1.9 million, comprised of $3.7 million of unrealized gains and $1.8 million of unrealized losses. As of December 31, 2014, securities available for sale had a net unrealized loss of $986,000, comprised of $4.0 million of unrealized gains and $5.0 million of unrealized losses.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their weighted-average yield as of September 30, 2015:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(in thousands)
Securities available for sale:
Mortgage-backed securities	$—	—	$38,720	1.43%	$148,788	1.90%	$135,538	1.44%	$323,046	1.65%
Collateralized mortgage obligations	375	1.59%	17,537	1.12%	67,319	1.74%	30,914	1.60%	116,145	1.61%
U.S. government agency securities	—	—	6,000	1.35%	45,980	2.03%	5,991	2.32%	57,971	1.99%
SBA loan pool securities	—	—	—	—	32,500	1.16%	35,934	1.18%	68,434	1.17%
Municipal bonds-tax exempt (1)	—	—	721	2.82%	16,547	3.29%	30,469	4.12%	47,737	3.81%
Municipal bonds-taxable	—	—	2,415	3.23%	11,560	4.07%	—	—	13,975	3.92%
Corporate bonds	12,000	1.17%	5,019	0.77%	—	—	—	—	17,019	1.05%
U.S. treasury securities	—	—	160	1.20%	—	—	—	—	160	1.20%
Other securities	—	—	—	—	—	—	22,916	2.26%	22,916	2.26%
Total securities available for sale	$12,375	1.18%	$70,572	1.38%	$322,694	1.96%	$261,762	1.83%	$667,403	1.83%

(1)	The yield on municipal bonds has been computed on a federal tax-equivalent basis of 35 percent.

Loans
The following table shows the loan composition by type as of the dates indicated:

		Acquired CBI	Acquired CBI	Acquired
	Legacy Loans	Non-PCI Loans	PCI Loans	Loans Total	Total
	(in thousands)
September 30, 2015
Real estate loans:
Commercial property
Retail	$686,676	$28,493	$7,268	$35,761	$722,437
Hospitality	468,965	75,183	5,435	80,618	549,583
Gas station	282,475	52,043	5,786	57,829	340,304
Other	882,202	15,310	5,385	20,695	902,897
Construction	25,805	423	—	423	26,228
Residential property	194,843	2,227	1,035	3,262	198,105
Total real estate loans	2,540,966	173,679	24,909	198,588	2,739,554
Commercial and industrial loans:
Commercial term	118,201	3,454	193	3,647	121,848
Commercial lines of credit	125,232	1,465	—	1,465	126,697
International loans	32,239	—	—	—	32,239
Total commercial and industrial loans	275,672	4,919	193	5,112	280,784
Consumer loans (1)	23,594	1,097	43	1,140	24,734
Loans receivable	2,840,232	179,695	25,145	204,840	3,045,072
Allowance for loan losses	(43,222)	—	(3,138)	(3,138)	(46,360)
Loans receivable, net	$2,797,010	$179,695	$22,007	$201,702	$2,998,712
December 31, 2014
Real estate loans:
Commercial property
Retail	$642,343	$33,800	$10,343	$44,143	$686,486
Hospitality	364,299	90,921	12,862	103,783	468,082
Gas station	294,402	68,413	7,745	76,158	370,560
Other	828,280	15,182	10,680	25,862	854,142
Construction	8,983	549	—	549	9,532
Residential property	118,784	2,340	2,499	4,839	123,623
Total real estate loans	2,257,091	211,205	44,129	255,334	2,512,425
Commercial and industrial loans:
Commercial term	111,319	4,415	327	4,742	116,061
Commercial lines of credit	91,534	2,052	—	2,052	93,586
International loans	38,815	—	—	—	38,815
Total commercial and industrial loans	241,668	6,467	327	6,794	248,462
Consumer loans (1)	26,512	1,054	45	1,099	27,611
Loans receivable	2,525,271	218,726	44,501	263,227	2,788,498
Allowance for loan losses	(51,640)	—	(1,026)	(1,026)	(52,666)
Loans receivable, net	$2,473,631	$218,726	$43,475	$262,201	$2,735,832

(1)	Consumer loans include home equity lines of credit.

As of September 30, 2015 and December 31, 2014, loans receivable, net of allowance for loan losses, totaled $3.00 billion and $2.74 billion, respectively, representing an increase of $262.9 million, or 9.6 percent. Loans receivable before allowance for loans losses increased $256.6 million, or 9.2 percent, to $3.05 billion as of September 30, 2015, from $2.79 billion as of December 31, 2014. The increase was attributable to increases in commercial real estate loans of $147.8 million, construction loans of $16.7 million, residential property loans of $62.6 million and commercial lines of credits of $33.1 million.

During the nine months ended September 30, 2015, total loan disbursements comprised of $476.5 million in commercial real estate loans, $72.7 million in commercial and industrial loans, $92.8 million in SBA loans, $88.8 million in purchased residential property loans, $12.0 million in purchased commercial and industrial loans and $7.0 million in consumer loans. The increase was offset by $307.3 million of payoffs and $117.1 million of paydowns and amortization and $65.6 million of transfers to loans held for sale.

Our loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of loans outstanding:

	Balance as of September 30, 2015	Percentage of Loans Outstanding
Industry
	(in thousands)
Lessor of nonresidential buildings	$791,785	26.0%
Hospitality	$570,128	18.7%
Gas station	$362,740	11.9%

There was no other concentration of loans to any one type of industry exceeding 10.0 percent of loans outstanding.

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

Except for nonperforming loans set forth below and PCI loans, we are not aware of any loans as of September 30, 2015 and December 31, 2014 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date. We cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of nonperforming assets (excluding PCI loans) as of the dates indicated:

	September 30, 2015	December 31, 2014	Increase (Decrease)
			Amount	Percentage
		(in thousands)
Nonperforming Non-PCI loans:
Real estate loans:
Commercial property
Retail	$996	$2,160	$(1,164)	-53.9%
Hospitality	5,935	3,835	2,100	54.8%
Gas station	3,296	3,478	(182)	-5.2%
Other	5,405	4,961	444	8.9%
Residential property	1,120	1,588	(468)	-29.5%
Commercial and industrial loans:
Commercial term	4,193	7,052	(2,859)	-40.5%
Commercial lines of credit	1,464	466	998	214.2%
Consumer loans	1,535	1,742	(207)	-11.9%
Total nonperforming Non-PCI loans	23,944	25,282	(1,338)	-5.3%
Loans 90 days or more past due and still accruing	—	—	—	—
Total nonperforming Non-PCI loans (1)	23,944	25,282	(1,338)	-5.3%
OREO	13,249	15,790	(2,541)	-16.1%
Total nonperforming assets	$37,193	$41,072	$(3,879)	-9.4%
Nonperforming Non-PCI loans as a percentage of Non-PCI loans	0.79%	0.91%
Nonperforming assets as a percentage of assets	0.88%	0.97%
Total debt restructured performing Non-PCI loans	$7,838	$13,817

(1)	Includes nonperforming TDRs of $10.4 million and $12.5 million as of September 30, 2015 and December 31, 2014, respectively.

Nonaccrual Non-PCI loans totaled $23.9 million as of September 30, 2015, compared to $25.3 million as of December 31, 2014, representing a decrease of $1.3 million, or 5.3 percent. There were no PCI loans on nonaccrual as of September 30, 2015 and December 31, 2014. Delinquent loans (defined as 30 days or more past due) were $14.0 million as of September 30, 2015, compared to $24.3 million as of December 31, 2014, representing a 42.4 percent decrease. Delinquent loans of $10.5 million and $7.9 million were included in nonperforming Non-PCI loans as of September 30, 2015 and December 31, 2014. During the nine months ended September 30, 2015, loans totaling $15.7 million were placed on nonaccrual status. The additions to nonaccrual loans were mainly offset by the receipt of a $1.5 million in SBA guaranty received, $14.3 million in principal payoffs and paydowns and $2.5 million in charge-offs.

The ratio of nonperforming Non-PCI loans to Non-PCI loans decreased to 0.79 percent at September 30, 2015 from 0.91 percent at December 31, 2014. Of the $23.9 million nonperforming Non-PCI loans, approximately $22.2 million were impaired based on the definition contained in FASB ASC 310, Receivables, which resulted in aggregate impairment reserve of $4.1 million as of September 30, 2015. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of September 30, 2015, OREO consisted of 17 properties with a combined carrying value of $13.2 million. Of the $13.2 million, $10.8 million were OREO as loans acquired in the CBI acquisition that were foreclosed subsequent to the acquisition date. As of December 31, 2014, OREO consisted of 25 properties with a combined carrying value of $15.8 million. Of the $15.8 million, $15.3 million were OREO as loans acquired in the CBI acquisition that were foreclosed subsequent to the acquisition date.

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

The following table provides information on impaired loans (excluding PCI loans) as of the dates indicated:

	September 30, 2015		December 31, 2014
	Recorded Investment	Percentage	Recorded Investment	Percentage
	(in thousands)
Real estate loans:
Commercial property
Retail	$2,621	6.9%	$4,436	9.7%
Hospitality	6,906	18.2%	5,835	12.7%
Gas station	6,315	16.7%	8,974	19.6%
Other	9,886	26.0%	10,125	22.2%
Residential property	2,644	7.0%	3,127	6.7%
Commercial and industrial loans:
Commercial term	5,812	15.3%	7,614	16.6%
Commercial lines of credit	894	2.4%	466	1.0%
International loans	1,145	3.0%	3,546	7.7%
Consumer loans	1,689	4.5%	1,742	3.8%
Total Non-PCI loans	$37,912	100.0%	$45,865	100.0%

Total impaired loans decreased $8.0 million, or 17.3 percent, to $37.9 million as of September 30, 2015, as compared to $45.9 million at December 31, 2014. Specific reserve allocations associated with impaired loans were $4.4 million and $5.2 million as of September 30, 2015 and December 31, 2014, respectively.

During the three months ended September 30, 2015 and 2014, interest income that would have been recognized had impaired loans performed in accordance with their original terms totaled $1.4 million and $1.1 million, respectively. Of these amounts, actual interest recognized on impaired loans was $643,000 and $796,000 for the three months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, interest income that would have been recognized had impaired loans performed in accordance with their original terms totaled $3.4 million and $3.5 million, respectively. Of these amounts, actual interest recognized on impaired loans was $2.2 million and $2.4 million for the nine months ended September 30, 2015 and 2014, respectively.

The following table provides information on TDRs (excluding PCI loans) as of dates indicated:

	September 30, 2015			December 31, 2014
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$357	$1,228	$1,585	$2,032	$306	$2,338
Hospitality	1,448	—	1,448	1,062	1,807	2,869
Gas station	980	345	1,325	1,075	2,335	3,410
Other	2,934	4,135	7,069	2,898	4,497	7,395
Residential property	703	301	1,004	742	308	1,050
Commercial and industrial loans:
Commercial term	3,433	1,579	5,012	4,050	2,208	6,258
Commercial lines of credit	394	—	394	466	2,156	2,622
International loans	—	—	—	—	200	200
Consumer loans	119	250	369	131	—	131
Total Non-PCI loans	$10,368	$7,838	$18,206	$12,456	$13,817	$26,273

For the three and nine months ended September 30, 2015, we restructured monthly payments for seven and fourteen loans, respectively, with a net carrying value of $2.1 million and $3.3 million, respectively, at the time of modification, which we subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for nine months or less.

As of September 30, 2015, TDRs on accrual status totaled $7.8 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $170,000 reserve relating to these loans was included in the allowance for loan losses. For the TDRs on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of September 30, 2015, TDRs on nonaccrual status totaled $10.4 million, and a $444,000 reserve relating to these loans was included in the allowance for loan losses.

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

The following tables reflect our allocation of allowance for loan losses by loan category as well as the loans receivable for each loan type:

	September 30, 2015			December 31, 2014
	Allowance Amount	Percentage	Non- PCI Loans	Allowance Amount	Percentage	Non- PCI Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$7,896	18.3%	$715,169	$9,798	19.0%	$676,143
Hospitality	9,670	22.3%	544,148	9,524	18.4%	455,220
Gas station	4,010	9.2%	334,518	5,433	10.5%	362,815
Other	11,481	26.7%	897,512	14,668	28.4%	843,462
Construction	446	1.0%	26,228	1,143	2.2%	9,532
Residential property	939	2.2%	197,070	628	1.3%	121,124
Total real estate loans	34,442	79.7%	2,714,645	41,194	79.8%	2,468,296
Commercial and industrial loans:
Commercial term	4,852	11.1%	121,655	6,232	12.1%	115,734
Commercial lines of credit	1,979	4.4%	126,697	2,228	4.3%	93,586
International loans	944	2.1%	32,239	683	1.3%	38,815
Total commercial and industrial loans	7,775	17.6%	280,591	9,143	17.7%	248,135
Consumer loans	97	0.2%	24,691	220	0.4%	27,566
Unallocated	908	2.5%	—	1,083	2.1%	—
Total	$43,222	100.0%	$3,019,927	$51,640	100.0%	$2,743,997

	September 30, 2015			December 31, 2014
	Allowance Amount	Percentage	PCI Loans	Allowance Amount	Percentage	PCI Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$203	6.5%	$7,268	$401	39.1%	$8,535
Hospitality	290	9.2%	5,435	99	9.6%	7,682
Gas station	108	3.4%	5,786	302	29.4%	7,745
Other	2,318	74.0%	5,385	65	6.3%	5,796
Residential property	200	6.5%	1,035	28	2.7%	14,371
Total real estate loans	3,119	99.6%	24,909	895	87.1%	44,129
Commercial and industrial loans:
Commercial term	17	0.4%	193	131	12.9%	327
Consumer loans	2	—	43	—	—	45
Total	$3,138	100.0%	$25,145	$1,026	100.0%	$44,501

The following table sets forth certain information regarding allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the Three Months Ended,				As of and for the Nine Months Ended,
	September 30, 2015			September 30, 2014	September 30, 2015			September 30, 2014
	Non-PCI Loans	PCI Loans	Total		Non-PCI Loans	PCI Loans	Total
	(in thousands)
Allowance for loan losses:
Balance at beginning of period	$49,468	$1,352	$50,820	$51,886	$51,640	$1,026	$52,666	$57,555
Actual charge-offs	(1,748)	—	(1,748)	(1,418)	(3,004)	—	(3,004)	(5,569)
Recoveries on loans previously charged off	992	—	992	663	4,477	—	4,477	6,656
Net loan recoveries	(756)	—	(756)	(755)	1,473	—	1,473	1,087
(Negative provision) provision charged to operating expense	(5,490)	1,786	(3,704)	48	(9,891)	2,112	(7,779)	(7,463)
Balance at end of period	$43,222	$3,138	$46,360	$51,179	$43,222	$3,138	$46,360	$51,179
Allowance for off-balance sheet items:
Balance at beginning of period	$962	$—	$962	$1,592	$1,366	$—	$1,366	$1,247
(Negative provision) provision charged to operating expense	(406)	—	(406)	(48)	(810)	—	(810)	297
Balance at end of period	$556	$—	$556	$1,544	$556	$—	$556	$1,544
Ratios:
Net loan charge-offs (recoveries) to average loans (1)	0.10%	—	0.10%	0.12%	-0.07%	—	-0.07%	-0.06%
Net loan charge-offs (recoveries) to loans (1)	0.10%	—	0.10%	0.11%	-0.07%	—	-0.06%	-0.05%
Allowance for loan losses to average loans	1.47%	10.63%	1.60%	2.05%	1.52%	8.69%	1.63%	2.18%
Allowance for loan losses to loans	1.43%	12.48%	1.52%	1.91%	1.43%	12.48%	1.52%	1.91%
Net loan charge-offs (recoveries) to allowance for loan losses (1)	7.00%	—	6.52%	5.90%	-4.54%	—	-4.24%	-2.83%
Allowance for loan losses to nonperforming loans	180.51%	—	193.62%	204.44%	180.51%	—	193.62%	204.44%
Balance:
Average loans during period	$2,931,463	$29,527	$2,895,336	$2,499,951	$2,846,503	$36,124	$2,851,895	$2,352,535
Loans at end of period	$3,019,927	$25,145	$3,045,072	$2,683,462	$3,019,927	$25,145	$3,045,072	$2,683,462
Nonperforming loans at end of period	$23,944	$—	$23,944	$25,034	$23,944	$—	$23,944	$25,034

(1)	Net loan recoveries are annualized to calculate the ratios.

Allowance for loan losses decreased $4.8 million, or 9.4 percent, to $46.4 million as of September 30, 2015, compared to $51.2 million as of September 30, 2014. The decrease in allowance for loan losses as of September 30, 2015 compared to September 30, 2014 was due primarily to improvements in historical loss rates, lower impairment loss reserve and improved qualitative factor trends, primarily offset by increases in reserve for PCI loans. Due to the improvements in historical loss rates, lower impairment loss reserve and improved qualitative factor trends, general reserve decreased $1.4 million, or 14.2 percent, to $8.0 million as of September 30, 2015, compared to $9.4 million as of September 30, 2014, impairment loss reserve decreased $1.4 million, or 24.9 percent, to $4.3 million as of September 30, 2015, compared to $5.8 million as of September 30, 2014, and qualitative adjustment decreased $4.9 million, or 14.2 percent, to $29.9 million, compared to $34.8 million as of September 30, 2014. Reserve for PCI loans as of September 30, 2015 was $3.1 million, compared to none as of September 30, 2014.

Allowance for loan losses as a percentage of loans decreased 38 basis point to 1.52 percent as of September 30, 2015, compared to 1.91 percent as of September 30, 2014. For the three months ended September 30, 2015, a $3.7 million negative provision for loan losses was recorded, compared to a $48,000 provision for loan losses for the three months ended September

30, 2014. For the nine months ended September 30, 2015, a $7.8 million negative provision for loan losses was recorded, compared to a $7.5 million negative provision for loan losses for the nine months ended September 30, 2014.

An allowance for off-balance sheet exposure, primarily unfunded loan commitments, totaled $556,000 and $1.5 million as of September 30, 2015 and September 30, 2014, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of September 30, 2015.
The following table presents a summary of net recoveries (charge-offs) by the loan portfolio:

	As of and for the Three Months Ended			As of and for the Nine Months Ended
	Charge-offs	Recoveries	Net Recoveries (Charge-offs)	Charge-offs	Recoveries	Net Recoveries (Charge-offs)
	(in thousands)
September 30, 2015
Real estate loans:
Commercial property
Retail	$—	$731	$731	$(22)	$747	$725
Hospitality	(334)	—	(334)	(413)	1,073	660
Other	—	14	14	—	220	220
Commercial and industrial loans:
Commercial term	(1,414)	110	(1,304)	(2,370)	2,230	(140)
Commercial lines of credit	—	134	134		189	189
International loans	—	—	—	(199)	15	(184)
Consumer loans	—	3	3	—	3	3
Total Non-PCI loans	$(1,748)	$992	$(756)	$(3,004)	$4,477	$1,473
September 30, 2014
Real estate loans:
Commercial property
Retail	$—	$8	$8	$—	$24	$24
Hospitality	(461)	—	(461)	(1,547)	25	(1,522)
Gas station	(68)	47	(21)	(71)	83	12
Other	(355)	237	(118)	(455)	3,166	2,711
Commercial and industrial loans:
Commercial term	(499)	312	(187)	(3,094)	1,931	(1,163)
Commercial lines of credit	—	52	52	(300)	504	204
International loans	—	2	2	—	903	903
Consumer loans	(35)	5	(30)	(102)	20	(82)
Total Non-PCI loans	$(1,418)	$663	$(755)	$(5,569)	$6,656	$1,087

For the three months ended September 30, 2015, total charge-offs were $1.7 million, an increase of $330,000, or 23.3 percent, from $1.4 million for the same period in 2014, and total recoveries were $992,000, an increase of $329,000, or 49.6 percent, from $663,000 for the same period in 2014. For the three months ended September 30, 2015, net charge-offs were $756,000, compared to net charge-offs of $755,000 for the same period in 2014.

For the nine months ended September 30, 2015, total charge-offs were $3.0 million, a decrease of $2.6 million, or 46.1 percent, from $5.6 million for the same period in 2014, and total recoveries were $4.5 million, a decrease of $2.2 million, or 32.7 percent, from $6.7 million for the same period in 2014. For the nine months ended September 30, 2015, net recoveries were $1.5 million, compared to $1.0 million for the same period in 2014.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	September 30, 2015		December 31, 2014
	Balance	Percent	Balance	Percent
	(in thousands)
Demand – noninterest-bearing	$1,114,621	31.6%	$1,022,972	28.7%
interest-bearing	87,871	2.5%	65,260	1.8%
Interest-bearing:
Money market and savings	871,869	24.8%	851,889	24.0%
Time deposits of $100,000 or more (1)	892,885	25.4%	910,340	25.6%
Other time deposits	551,448	15.7%	706,285	19.9%
Total deposits	$3,518,694	100.0%	$3,556,746	100.0%

(1)	Includes $375.5 million and $392.3 million of time deposits of $250,000 or more as of September 30, 2015 and December 31, 2014, respectively.

Deposits decreased $38.1 million, or 1.1 percent, to $3.52 billion as of September 30, 2015 from $3.56 billion as of December 31, 2014. The decrease in deposits resulting was attributable mainly to $154.8 million decreases in other time deposits and $17.5 million decreases in time deposits of $100,000 or more, offset mainly by $91.6 million increases in noninterest-bearing demand deposits. The $154.8 million decreases in other time deposits were primarily due to decreases in higher rate time deposits assumed from CBI acquisition.

Core deposits (defined as demand, money market and savings and other time deposits) decreased $20.1 million, or 0.8 percent, to $2.63 billion at September 30, 2015 from $2.65 billion at December 31, 2014. Noninterest-bearing demand deposits as a percentage of deposits increased to 31.6 percent at September 30, 2015 from 28.7 percent at December 31, 2014. We had brokered deposits of $99,000 assumed in the CBI acquisition as of September 30, 2015 and December 31, 2014.

FHLB Advances and Other Borrowings

FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At September 30, 2015 and December 31, 2014, there were $150.0 million advances from the FHLB. See Note 8 - Subordinated Debentures and Rescinded Stock Obligation for other liabilities assumed in the CBI acquisition.

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

The following table shows the status of our gap position as of September 30, 2015:

	Less Than Three Months	More Than Three Months But Less Than One Year	More Than One Year But Less Than Five Years	More Than Five Years	Noninterest- Sensitive	Total
	(in thousands)
Assets
Cash and due from banks	$—	$—	$—	$—	$74,804	$74,804
Interest-bearing deposits in other banks	160,538	—	—	—	—	160,538
Securities:
Fixed rate	36,541	53,613	250,804	177,805	—	518,763
Floating rate	132,427	8,951	7,264	—	—	148,642
Fair value adjustments	—	—	—	—	1,935	1,935
Loans:
Fixed rate	60,048	89,932	459,190	60,979	—	670,149
Floating rate	1,050,970	179,487	1,113,241	13,560	—	2,357,258
Nonaccrual	—	—	—	—	49,216	49,216
Deferred loan costs, discount, and allowance for loan losses	—	—	—	—	(73,040)	(73,040)
FHLB and FRB stock	—	—	—	30,483	—	30,483
Other assets	—	48,317	—	19,486	207,690	275,493
Total assets	$1,440,524	$380,300	$1,830,499	$302,313	$260,605	$4,214,241
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand – noninterest-bearing	$—	$—	$—	$—	$1,114,621	$1,114,621
– interest-bearing	4,050	7,451	23,691	52,679	—	87,871
Money market and savings	75,183	138,756	382,702	275,228	—	871,869
Time deposits	274,761	837,106	327,911	4,555	—	1,444,333
FHLB advances	150,000	—	—	—	—	150,000
Subordinated debentures	18,669	—	—	—	—	18,669
Other liabilities	—	—	—	—	41,429	41,429
Stockholders’ equity	—	—	—	—	485,449	485,449
Total liabilities and stockholders’ equity	$522,663	$983,313	$734,304	$332,462	$1,641,499	$4,214,241
Repricing gap	917,861	(603,013)	1,096,195	(30,149)	(1,380,894)
Cumulative repricing gap	917,861	314,848	1,411,043	1,380,894	—
Cumulative repricing gap as a percentage of assets	21.78%	7.47%	33.48%	32.77%	—
Cumulative repricing gap as a percentage of interest-earning assets	23.60%	8.09%	36.27%	35.50%	—
Interest-earning assets						$3,890,040
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

As of September 30, 2015, the cumulative repricing gap for the three-month period was at an asset-sensitive position and was 23.60 percent of interest-earning assets, which increased from 17.82 percent as of December 31, 2014. This increase was due mainly to a $214.3 million increase in floating rate loans and a $96.0 million increase in interest-bearing deposits in other banks, mainly offset by a $52.3 million decrease in fixed rate loans, a $41.8 million decrease in floating rate securities and a $13.4 million increase in money market and savings.

As of September 30, 2015, the cumulative repricing gap for the twelve-month period was at an asset-sensitive position and was 8.09 percent of interest-earning assets, which decreased from 8.96 percent of an asset-sensitive position as of December 31, 2014. This decrease was due mainly to a $79.7 million decrease in fixed rate loans and a $52.2 million decrease in floating rate securities, a $46.1 million increase in time deposits and a $11.9 million increase in money market and savings, mainly offset by a $56.8 million increase in floating rate loans and a $96.0 million increase in interest-bearing deposits in other banks.

The following table summarizes the status of the cumulative gap position as of the dates indicated:

	Less Than Three Months		Less Than Twelve Months
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(in thousands)
Cumulative repricing gap	$917,861	$725,810	$314,848	$374,005
Percentage of assets	21.78%	17.15%	7.47%	8.84%
Percentage of interest-earning assets	23.60%	18.29%	8.09%	9.42%

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

	Percentage Changes		Change in Amount
Change in Interest Rate	Net Interest Income	Economic Value of Equity	Net Interest Income	Economic Value of Equity
	(in thousands)
300%	10.07%	(1.80)%	$15,115	$(9,101)
200%	6.64%	(1.11)%	$9,970	$(5,635)
100%	3.36%	0.44%	$5,048	$2,241
-100%	(1)	(1)	(1)	(1)

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

At September 30, 2015, the Bank’s total risk-based capital ratio of 14.69 percent, Tier 1 risk-based capital ratio of 13.43 percent, common equity Tier 1 capital ratio of 13.43 percent and Tier 1 leverage capital ratio of 11.14 percent, placed the Bank in the “well capitalized” category pursuant to new capital rule, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2015, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of September 30, 2015.

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

Hanmi Financial Corporation

Date:	November 9, 2015	By:	/s/ C. G. Kum
C. G. Kum
President and Chief Executive Officer

		By:	/s/ Michael W. McCall
Michael McCall
Executive Vice President and Chief Financial Officer