Form 10-K
period 2015-12-31
HANMI FINANCIAL CORP
filed 2016-02-29
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $766,849,000. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.
Number of shares of common stock of the Registrant outstanding as of February 26, 2016 was 32,158,153 shares.
Documents Incorporated By Reference Herein: Sections of the Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2015, are incorporated by reference into Part III of this report (or information will be provided by amendment to this Form 10-K), as noted therein.

Hanmi Financial Corporation
Annual Report on Form 10-K for the Fiscal Year ended December 31, 2015

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
The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community as well as other ethnic communities across California, Colorado, Georgia, Illinois, New Jersey, New York, Texas, Virginia and Washington. The Bank’s full-service offices are located in markets where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities.
Hanmi Financial sold their insurance subsidiaries, Chun-Ha Insurance Services, Inc. (“Chun-Ha”) and All World Insurance Services, Inc. (“All World”), to Chunha Holding Corporation on June 30, 2014. Total assets and net asset of Chun-Ha and All World were $5.6 million and $3.3 million, respectively. The total sales price was $3.5 million, of which $2.0 million was paid upon signing. See “Note 4—Sale of Insurance Subsidiaries and Discontinued Operations.”
On August 31, 2014, Hanmi Financial completed its acquisition of Central Bancorp Inc., a Texas corporation (“CBI”), the parent company of United Central Bank (“UCB”). In the merger with CBI, each share of CBI common stock was exchanged for $17.64 per share or $50 million in the aggregate. In addition, Hanmi Financial paid $28.7 million to redeem CBI preferred stock immediately prior to the consummation of the merger. The merger consideration was funded from consolidated cash of Hanmi Financial. At August 31, 2014, CBI had total assets, liabilities and equity of $1.27 billion, $1.17 billion and $93.3 million, respectively. Total loans and deposits were $297.3 million and $1.10 billion, respectively, at August 31, 2014. The Company recorded a $14.6 million bargain purchase gain related to this transaction. See “Note 2 — Acquisition.” The Company had no acquisitions during 2015.
The Bank’s revenues are derived primarily from interest and fees on loans, interest and dividends on securities portfolio, and service charges on deposit accounts, as well as a bargain purchase gain in 2014. A summary of revenues for the periods indicated follows:

	Year Ended December 31,
	2015		2014		2013
	(In thousands)
Interest and fees on loans	$148,797	70.2%	$122,222	68.3%	$108,804	74.0%
Interest and dividends on securities	15,208	7.2%	14,405	8.0%	10,121	6.9%
Other interest income	221	0.1%	107	0.1%	215	0.1%
Service charges on deposit accounts	12,900	6.1%	11,374	6.4%	11,307	7.7%
Bargain purchase gain, net of deferred taxes	—	—%	14,577	8.1%	—	—%
Other non-interest income	34,702	16.4%	16,345	9.1%	16,593	11.3%
Total revenues	$211,828	100.0%	$179,030	100.0%	$147,040	100.0%

Market Area
The Bank historically has provided its banking services through its branch network to a wide variety of small- to medium-sized businesses. Throughout the Bank’s service areas, competition is intense for both loans and deposits. While the market for banking services is dominated by a few nationwide banks with many offices operating over wide geographic areas, the Bank’s primary competitors are relatively larger and smaller community banks that focus their marketing efforts on Korean-American businesses in the Bank’s service areas. With the acquisition of CBI during 2014, the Bank expanded its market share from our core Korean American customer base to the wider Asian American and mainstream communities primarily in Illinois and Texas.
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
Commercial Property
The Bank offers commercial real estate loans, which are usually collateralized by first deeds of trust. The Bank generally obtains formal appraisals in accordance with applicable regulations to support the value of the real estate collateral. All appraisal reports on commercial mortgage loans are reviewed by an appraisal review officer. The review generally covers an examination of the appraiser’s assumptions and methods that were used to derive a value for the property, as well as compliance with the Uniform Standards of Professional Appraisal Practice (“USPAP”). The Bank determines credit worthiness of a borrower by evaluating cash flow ability, asset and debt structure, as well as the credit history. The purpose of the loan is also an important consideration that dictates loan structure and credit decision.
The Bank’s commercial real estate loans are principally secured by investor-owned or owner-occupied commercial and industrial buildings. Generally, these types of loans are made with a maturity date of up to seven years based on longer amortization periods. Typically, the Bank's commercial real estate loans have a debt-coverage-ratio at time of origination of 1.25 or more and a loan-to-value ratio of 70 percent or less. In addition, the Bank generally seeks an adjustable rate of interest indexed to the prime rate appearing in the West Coast edition of The Wall Street Journal (“WSJ Prime Rate”) or the Bank’s prime rate (“Bank Prime Rate”), as adjusted from time to time. The Bank also offers fixed-rate commercial real estate loans, including hybrid-fixed rate loans that are fixed for one to five years and then convert to adjustable rate loans for the remaining term. Amortization schedules for commercial real estate loans generally do not exceed 25 years.
Payments on loans secured by investor-owned and owner-occupied properties are often dependent upon successful operation or management of the properties. Repayment of such loans may be subject to the risk from adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans in relation to the market value of the property and strictly scrutinizing the property securing the loan. At the time of loan origination a sensitivity analysis is performed for potential increases to vacancy and interest rates to stress adverse conditions. Additionally, a quarterly risk assessment is also performed for the commercial real estate secured loan portfolio, which involves evaluating recent industry trends. When possible, the Bank also obtains corporate or individual guarantees. Representatives of the Bank conduct site visits of most properties securing the Bank’s real estate loans before the loans are approved.
The Bank generally requires the borrower to provide, at least annually, current cash flow information in order for the Bank to re-assess the debt-coverage-ratio. In addition, the Bank requires title insurance to insure the status of its lien on all of the real estate secured loans when a trust deed on the real estate is taken as collateral. The Bank also requires the borrower to maintain fire insurance, extended coverage casualty insurance and, if the property is in a flood zone, flood insurance, in an amount equal to the outstanding loan balance, subject to applicable laws that may limit the amount of hazard insurance a lender can require to replace such improvements. We cannot assure that these procedures will protect against losses on loans secured by real property.
Construction
The Bank finances a small portfolio of construction of multifamily, low-income housing, commercial and industrial properties within its market area. The future condition of the local economy could negatively affect the collateral values of such loans. The Bank’s construction loans typically have the following structure:

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
Commercial and Industrial Loans
The Bank offers commercial loans for intermediate and short-term credit. Commercial loans may be unsecured, partially secured or fully secured. The majority of the commercial loans that the Bank originates are for business located primarily in California, Illinois and Texas, and the maturity schedules range from 12 to 60 months. The Bank finances primarily small- and middle-market businesses in a wide spectrum of industries. Commercial and industrial loans consist of credit lines for operating needs, loans for equipment purchases and working capital, and various other business purposes. The Bank requires credit underwriting before considering any extension of credit.
Commercial lending entails significant risks. Commercial lending loans typically involve larger loan balances, are generally dependent on the cash flow of the business and may be subject to adverse conditions in the general economy or in a specific industry. Short-term business loans are customarily intended to finance current operations and typically provide for principal payment at maturity, with interest payable monthly. Term loans typically provide for floating interest rates, with monthly payments of both principal and interest.
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

The Bank normally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA loans that it originates. When the Bank sells a SBA loan, it has an option to repurchase the loan if the loan defaults. If the Bank repurchases a loan, the Bank will make a demand for guarantee purchase to the SBA. Even after the sale of an SBA loan, the Bank retains the right to service the SBA loan and to receive servicing fees. The unsold portions of the SBA loans that remain owned by the Bank are included in loans receivable on the Consolidated Balance Sheets. As of December 31, 2015, the Bank had $195.2 million of SBA loans in its loan portfolio, and was servicing $474 million of SBA loans sold to investors.
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
Legal lending limits are calculated in conformance with the California Financial Code, which prohibits a bank from lending to any one individual or entity or its related interests on an unsecured basis any amount that exceeds 15 percent of the sum of such bank’s stockholders’ equity plus the allowance for loan losses, capital notes and any debentures, plus an additional 10 percent on a secured basis. At December 31, 2015, the Bank’s authorized legal lending limits for loans to one borrower were $74.5 million for unsecured loans plus an additional $49.7 million for specific secured loans.
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
Allowance for Loan Losses, Allowance for Off-Balance Sheet Items and Provision for Credit Losses
The Bank maintains an allowance for loan losses at an appropriate level considered by management to be adequate to cover the inherent risks of loss associated with its loan portfolio under prevailing economic conditions. In addition, the Bank maintains an allowance for off-balance sheet items associated with unfunded commitments and letters of credit, which is included in other liabilities on the Consolidated Balance Sheets.
The Bank assesses its allowance for loan losses for adequacy on a quarterly basis. The California Department of Business Oversight (“DBO”), formerly known as the California Department of Financial Institutions, and the Federal Reserve Bank of San Francisco (“FRB”) may require the Bank to recognize additions to the allowance for loan losses through a provision for loan losses based upon their assessment of the information available to them at the time of their examinations.
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
We also maintain an Internet website at www.hanmi.com. We make available free of charge through our website our Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto, as soon as reasonably practicable after we file such reports with the SEC. We make our website content available for information purposes only. It should not be relied upon for investment purposes. None of the information contained in or hyperlinked from our website is incorporated into this Annual Report on Form 10-K.
Employees
As of December 31, 2015, the Bank had a total of 609 full-time employees and 13 part-time employees. None of the employees are represented by a union or covered by a collective bargaining agreement. The management of the Bank believes that their employee relations are satisfactory.
Insurance
We maintain directors and officers, financial institution bond and commercial insurance at levels deemed adequate by management to protect Hanmi Financial from certain litigation and other losses.
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
Many of our competitors are larger financial institutions that offer some services, such as more extensive and established branch networks and trust services, which the Bank does not provide.
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
The Bank’s direct competitors are community banks that focus their marketing efforts on Korean-American, Asian-American and immigrant-owned businesses, while offering the same or similar services and products as those offered by the Bank. These banks compete for loans and deposits primarily through the interest rates and fees they charge and the convenience and quality of service they provide to customers.
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
Regulation and Supervision
(a) General
The Company and the Bank are subject to significant regulation and restrictions by federal and state laws and regulatory agencies. These regulations and restrictions are intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation, (“FDIC”) Deposit Insurance Fund (“DIF”) and for the protection of borrowers, and secondarily for the stability of the U.S. banking system. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. From time to time, federal and state legislation is enacted and implemented by regulations which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.
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
(b) Legislation and Regulatory Developments
The implementation and impact of legislation and regulations enacted since 2008 in response to the U.S. economic downturn and financial instability, continued in 2015 as a modest recovery returned to many institutions in the banking sector. Certain provisions of the Dodd-Frank, Act of 2010 ("Dodd-Frank" or "Dodd-Frank Act") are effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Implementation in 2014 of additional Dodd-Frank regulatory provisions included aspects of (i) the final new capital rules and (ii) the so called Volcker Rule restrictions on certain proprietary trading and investment activities.
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
Under the risk-based capital guidelines in place prior to the effectiveness of the New Capital Rules, there were three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. Under the capital rules that applied in 2014, there was no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. At December 31, 2015, the Company and the Bank’s total risk-based capital ratios were 14.91% and 14.86%, respectively; their Tier 1 risk-based capital ratios were 13.65% and 13.60%, respectively; their Common equity tier 1 capital ratios were 13.65% and 13.60%, respectively, and the Company’s and Bank’s leverage capital ratios were 11.31% and 11.27%, respectively, all of which ratios exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.” The federal banking agencies may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to restrictions on taking brokered deposits.
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
•An increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

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

•An additional “countercyclical capital buffer” is required for larger and more complex institutions; and

•
A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Including the capital conservation buffer of 2.5%, the new final capital rule would result in the following minimum ratios: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. In January 2016, the new capital conservation buffer requirement started to phase in at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. While the new final capital rule sets higher regulatory capital standards for the Company and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the new capital rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital.

Management believes that, as of December 31, 2015, the Company and the Bank would meet all applicable capital requirements under the New Capital Rules on a fully phased-in basis if such requirements were currently in effect.
(e) Final Volcker Rule
Under the Volker Rule, and subject to certain exceptions, banking entities, including the Company and the Bank, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the Federal Reserve. The Company and the Bank held no investment positions at December 31, 2015 which were subject to the final “Volcker Rule”. Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.
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
Limit dividends payable to shareholders and restricts the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks. The Company’s ability to pay dividends on both its common and preferred stock is subject to legal and regulatory restrictions. Substantially all of the Company’s funds to pay dividends or to pay principal and interest on our debt obligations are derived from dividends paid by the Bank;
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
(h) Bank Regulation
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
(i) Enforcement Authority
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
(j) Deposit Insurance
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
Our FDIC insurance expense totaled $2.4 million for 2015. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance, which can be affected by the cost of bank failures to the FDIC among other factors. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.
(k) Prompt Corrective Action Provisions
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
(l) Dividends
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
(m) Operations and Consumer Compliance Laws
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
Dodd-Frank provided for the creation of the Consumer Finance Protection Bureau (“CFPB”) as an independent entity within the Federal Reserve with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB's functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions, with banks of $10 billion or more in assets subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, will continue to be examined for compliance by their primary federal banking agency.
In 2015, the CFPB adopted revisions to Regulation Z, which implement the Truth in Lending Act, pursuant to the Dodd-Frank Act, and apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans). The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer’s ability to repay and establish certain protections from liability under this requirement for “qualified mortgages” meeting certain standards. In particular, it will prevent banks from making “no doc” and “low doc” home loans, as the rules require that banks determine a consumer’s ability to pay based in part on verified and documented information. Because we do not originate “no doc” or “low doc” loans, we do not believe this regulation will have a significant impact on our operations. However, because a substantial portion of the mortgage loans originated by the Bank do not meet the definitions for a “qualified mortgage” under final regulations adopted by the CFPB, the Bank may be subject to additional disclosure obligations and extended time periods for the assertion of defenses by the borrower against enforcement in connection with such mortgage loans.
(n) Federal Home Loan Bank System
The Bank is a member and holder of the capital stock of the Federal Home Loan Bank of San Francisco (“FHLBSF”). There are a total of twelve Federal Home Loan Banks (each, an “FHLB”) across the U.S. owned by their members who are more than 7,500 community financial institutes of all sizes and types. Each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of FHLBSF is required to own stock in an amount equal to the greater of (i) a membership stock requirement of 1.0 percent of an institution’s “membership asset value” which is determined by multiplying the amount of the member’s membership assets by the applicable membership asset factors and is capped at $25 million, or (ii) an activity based stock requirement (4.7% of the member’s outstanding advances plus 5.0% of the member’s outstanding mortgage loans purchased and held by FHLBSF). At December 31, 2015, the Bank was in compliance with the FHLBSF’s stock ownership requirement, and our investment in FHLBSF capital stock totaled $16.4 million. The total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity as of December 31, 2015 were $457.2 million and $287.2 million, respectively.

(o) Impact of Monetary Policies
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
(p) Securities Regulation and Corporate Governance
The Company’s common stock is publicly held and listed on the NASDAQ Global Select Market (“NASDAQ”), and the Company is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Exchange Act and the regulations of the Securities and Exchange Commission (“SEC”) promulgated thereunder as well as listing requirements of NASDAQ.
The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting.
The Company is subject to the disclosure and regulatory requirements of the Securities Act, and the Exchange Act, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Company is subject to NASDAQ listing standards for listed companies. The Company is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, required executive certification of financial presentations, corporate governance requirements for board audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which facilitate stockholders and investors to monitor the performance of companies and their directors. Under the Sarbanes-Oxley Act, management and the Company’s independent registered public accounting firm are required to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. These assessments are included in Part II — Item 9A — “Controls and Procedures.”
(q) Audit Requirements
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
(r) Regulation of Non-Bank Subsidiaries
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

Our financial performance generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of the collateral securing those loans, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. Although the U.S. economy has showed signs of improvement, consumer spending and gross domestic product growth have been less robust than expected and there can be no assurance that the U.S. economy will continue to grow. There also remains uncertainty over the direction and long-term effects of the Federal Reserve’s quantitative easing and tapering of it, as well as the interest rate environment. In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China and Korea can impact the economy and financial markets here in the United States. These economic pressures on consumers and businesses may adversely affect our business, financial condition, results of operations and stock price. In particular, we may face the following risks in connection with deterioration in economic conditions:

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

•	If economic conditions deteriorate, it may exacerbate the following consequences:

◦	problem assets and foreclosures may increase;

◦	demand for our products and services may decline;

◦	low cost or noninterest-bearing deposits may decrease; and

◦	collateral for loans made by us, especially real estate, may decline in value.

Our banking operations are concentrated primarily in California, Illinois and Texas. Adverse economic conditions in these regions in particular could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, and erode the value of loan collateral. These conditions can potentially cause the general decline in real estate sales and prices in many markets across the United States, the recurrence of economic recession of recent years, and higher rates of unemployment. These conditions could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all, and could also cause a decline in demand for our products and services, or a lack of growth or a decrease in deposits, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.
Our Southern California concentration means economic conditions in Southern California could adversely affect our operations. Though the Bank’s operations have expanded outside of our original Southern California focus, the majority of our loan and deposit concentration is still primarily in Los Angeles County and Orange County in Southern California. Because of this geographic concentration, our results depend largely upon economic conditions in these areas. A deterioration in the economic conditions or a prolonged delay in economic recovery in the Bank’s market areas, or a significant natural or man-made disaster in these market areas, could have a material adverse effect on the quality of the Bank’s loan portfolio, the demand for its products and services and on its overall financial condition and results of operations.
Our concentrations of loans in certain industries could have adverse effects on credit quality. As of December 31, 2015, the Bank’s loan portfolio included loans to: (i) lessors of non-residential buildings totaling $892 million, or 28 percent of total gross loans; (ii) borrowers in the hospitality industry totaling $568 million, or 18 percent of total gross loans; and (iii) gas stations totaling $350 million, or 11 percent of total gross loans. Most of these loans are in California. Because of these concentrations of loans in specific industries, a continued deterioration of the California economy overall, and specifically within these industries, could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have material and adverse consequences for the Bank.

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
Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets, especially a downturn in the Southern California real estate market. A downturn in the real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and national disasters particular to California. Substantially all of our real estate collateral is located in California. As of December 31, 2015, the Bank’s loan portfolio included commercial property and construction, which were collateralized by commercial real estate properties located primarily in California, totaling $1.95 billion, or 74.7 percent of total commercial real estate loans. If real estate values continue to decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to suffer material losses on defaulted loans.
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
Our earnings are affected by changing interest rates. Changes in interest rates affect the level of loans, deposits and investments, the credit profile of existing loans, the rates received on loans and securities and the rates paid on deposits and borrowings. Significant fluctuations in interest rates may have a material adverse effect on our financial condition and results of operations. The current interest rate environment continues to be historically low caused by the response to the financial market crisis and the global economic recession and may affect our operating earnings negatively.

There are also concerns of the long-term negative effects of central banks’ ultra-accommodative monetary policies and the prospect of persistent low inflation in advanced economies. Slowing economic activity in those economies may reduce consumption and business investments in the U.S., which may reduce lending activities.
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
Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.
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
The impact of the new Basel III capital standards will likely impose enhanced capital adequacy standards on us. In June 2013, federal banking regulators jointly issued the Basel III Rules. The rules impose new capital requirements and implement Section 171 of Dodd-Frank. The new rules are being phased in through 2019, since January 1, 2015. Among other things, the rules require that we maintain a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%. In addition, we have to maintain an additional capital conservation buffer of 2.5% of total risk weighted assets or be subject to limitations on dividends and other capital distributions, as well as limiting discretionary bonus payments to executive officers. The rules also restrict trust preferred securities from comprising more than 25% of Tier 1 capital. If an institution grows above $15 billion as a result of an acquisition, or organically grows above $15 billion and then makes an acquisition, the combined trust preferred issuances would be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. In addition, more stringent capital requirements could require us to raise additional capital on terms which may not be favorable.
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
A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. As a financial institution, we depend on our ability to process, record and monitor a large number of customer transactions on a continuous basis. As our customer base and locations have expanded throughout the U.S. and as customer, public, legislative and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns.

Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control, especially when effecting one of our third party vendors. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; degradation or loss of public internet domain; climate change related impacts and natural disasters such as earthquakes, tornados, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts, building emergencies such as water leakage, fires and structural issues, and cyber attacks. Although we have business continuity plans and other safeguards in place,our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations. As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud (counterfeit, forgery, etc.), electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.
As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our business relies on our digital technologies, computer and email systems, software, and networks to conduct its operations. In addition, to access our products and services, our customers may use personal smart-phones, tablet PC’s, and other mobile devices that are beyond our control systems. Although we believe we have strong information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of Bank’s or our customers’ confidential, proprietary and other information, or otherwise disrupt Bank’s or its customers’ or other third parties’ business operations.

Third parties with which we do business or that facilitate our business activities or vendors that provide services or security solutions for our operations, particularly those that are cloud-based, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. We are subject to operational risks relating to their technology and information systems. The continued efficacy of our technology and information systems, related operational infrastructure and relationships with third party vendors in our ongoing operations is integral to our performance. Failure of any of these resources, including but not limited to operational or systems failures, interruptions of client service operations and ineffectiveness of or interruption in third party data processing or other vendor support, may cause material disruptions in our business, impairment of customer relations and exposure to liability for our customers, as well as action by bank regulatory authorities.
To date we have not experienced any material losses relating to cyber attacks or other information security breaches, but there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to enhance our internet banking and mobile banking channel strategies to serve our customers when and how they want to be served, and our expanded geographic footprint. For example, financial institutions continue to be the target of various evolving and adaptive cyber attacks, including malware, ransomware and denial-of-service, as part of an effort to disrupt the operations of financial institutions, potentially test their cybersecurity capabilities, or obtain confidential, proprietary or other information. As a result, cybersecurity and the continued development and enhancement of our controls, processes and systems designed to protect our networks, computers, software and data from attack, damage or unauthorized access remain a priority. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, financial losses, the inability of our customers to transact business with us, violations of applicable privacy and other laws, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.
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
We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects. Our success depends in large part on our ability to attract key people who are qualified and have knowledge and experience in the banking industry in our markets and to retain those people to successfully implement our business objectives. Competition for qualified employees and personnel in the banking industry is intense, particularly for qualified persons with knowledge of, and experience in, our banking space. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. In addition, legislation and regulations which impose restrictions on executive compensation may make it more difficult for us to retain and recruit key personnel. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, compliance, marketing and technical personnel and upon the continued contributions of our management and employees. The unexpected loss of services of one or more of our key personnel or failure to attract or retain such employees could have a material adverse effect on our financial condition and results of operations.
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
Changes in accounting standards may affect how we record and report our financial condition and results of operations. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board ("FASB") and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes and their impacts on us can be hard to predict and may result in unexpected and materially adverse impacts on our reported financial condition and results of operations.
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
We may become subject to regulatory restrictions in the event that our capital levels decline. We cannot provide assurance that our total risk-based capital ratio or other capital ratios will not decline in the future such that the Bank may be considered to be “undercapitalized” for regulatory purposes. If a state member bank, like the Bank, is classified as undercapitalized, the bank is required to submit a capital restoration plan to the FRB. Pursuant to the FDICIA, an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the FRB of a capital restoration plan for the bank. Pursuant to Section 38 of the FDIA and Federal Reserve Regulation H, the FRB also has the discretion to impose certain other corrective actions.
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
As we continue to expand outside our California markets, we may encounter additional risks that may adversely affect us. The CBI acquisition gave the Bank a national footprint, whereas prior to the acquisition, we primarily provided services through our California branches. These expansion activities, together with any additional expansion activities we may undertake, may entail significant risks, including unfamiliarity with the characteristics and business dynamics of new markets, increased marketing and administrative expenses and operational difficulties arising from our efforts to attract business in new markets, manage operations in noncontiguous geographic markets, comply with local laws and regulations and effectively and consistently manage our non-California personnel and business. If we are unable to effectively manage these risks, our operations may be adversely affected.
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
Risks Relating to Ownership of Our Common Stock
The Bank could be restricted from paying dividends to us, its sole shareholder, and, thus, we would be restricted from paying dividends to our stockholders in the future. The primary source of our income from which we pay our obligations and distribute dividends to our stockholders is from the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. The Bank has a retained earnings of $11.2 million as of December 31, 2015 and suffered net losses in 2010, 2009 and 2008, largely caused by provision for loan losses and goodwill impairments. As a result, the California Financial Code does not provide authority for the Bank to declare a dividend to us, without approval of the Commissioner of Business Oversight.
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
In addition, we adopted the 2013 Equity Compensation Plan that provides for the granting of awards to our directors, executive officers and other employees. The plan provides awards of any options, stock appreciation right, restricted stock award, restricted stock unit award, share granted as a bonus or in lieu of another award, dividend equivalent, other stock-based award or performance award. As of December 31, 2015, 510,148 shares of our common stock were issuable under options granted in connection with our stock option plans. It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.
Furthermore, as of December 31, 2015, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 62,500,000 shares of common stock. Our Amended and Restated Certificate of Incorporation does not provide for preemptive rights to the holders of our common stock. Any authorized but unissued shares are available for issuance by our Board of Directors. As a result, if we issue additional shares of common stock to raise additional capital or for other corporate purposes, you may be unable to maintain your pro rata ownership in the Company.
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

Risks Relating to Acquisitions
We may experience adverse effects from acquisitions. We have acquired other banking companies in the past, including the CBI Acquisition in 2014 and will consider additional acquisitions as opportunities arise. If we do not adequately address the financial and operational risks associated with acquisitions of other companies, we may incur material unexpected costs and disruption of our business. Risks involved in acquisitions of other companies, include:

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
We may not be able to realize the anticipated benefits of the CBI Acquisition, or any future mergers or acquisitions including estimated cost savings and synergies, or it may take longer than anticipated to achieve such benefits. The realization of the benefits anticipated as a result of the CBI Acquisition, including cost savings and synergies, will depend in part on the integration of CBI’s operations with our operations. Though the core conversion took place in February 2015, there can be no assurance that CBI’s operations can be integrated successfully into our operations in a timely fashion, or at all. The dedication of management and other internal resources to such integrations may divert attention from our day-to-day business, and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects, including, but not limited to, incurring unexpected costs or delays in connection with such integration, may have a material adverse effect on our financial results.
Item 1B.     Unresolved Staff Comments
None.
Item 2.         Properties
Hanmi Financial’s principal office is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California. As of December 31, 2015, we had a total of 54 properties consisting of 42 active operating branch offices and 6 active loan production offices, and 6 other properties. We own 18 locations and the remaining properties are leased.
As of December 31, 2015, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $29.8 million. Our lease expense was $7.6 million for the year ended December 31, 2015. We consider our present facilities to be sufficient for our current operations.
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

Part II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The following table sets forth, for the periods indicated, the high and low trading prices of Hanmi Financial’s common stock for the last two years as reported on NASDAQ under the symbol “HAFC”:

	High	Low	Cash Dividend
2015
Fourth quarter	$27.80	$22.72	$0.14
Third quarter	$26.20	$23.21	$0.11
Second quarter	$25.50	$20.74	$0.11
First quarter	$21.49	$19.73	$0.11
2014
Fourth quarter	$22.33	$19.42	$0.07
Third quarter	$22.46	$20.13	$0.07
Second quarter	$24.51	$20.77	$0.07
First quarter	$24.87	$20.47	$0.07
The closing price of our common stock on February 26, 2016 was $21.29 per share, as reported by the NASDAQ Global Select Market. As of February 26, 2016, there were approximately 6,650 record holders of our common stock.
Performance Graph
The following graph shows a comparison of cumulative total stockholder return on Hanmi Financial’s common stock with the cumulative total returns for: (i) the NASDAQ Composite Index; (ii) the Standard and Poor’s (“S&P”) 500 Financials Index; and (iii) the SNL U.S. Bank $1B-$5B Index, which was compiled by SNL Financial LC of Charlottesville, Virginia. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance. The performance graph shall not be deemed incorporated by reference to any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Act, or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under either the Act or the Exchange Act.

	December 31,
	2010	2011	2012	2013	2014	2015
Hanmi Financial Corporation	$100.00	$80.43	$147.72	$239.77	$241.99	$268.42
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
S&P 500 Financials	100.00	82.94	106.84	144.90	166.93	164.39
SNL Bank $1B-$5B	100.00	91.20	112.45	163.52	170.98	191.39
Source: SNL Financial LC, Charlottesville, VA

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the fourth quarter of 2015, there were no repurchases of Hanmi Financial’s equity securities by Hanmi Financial or its affiliates. As of December 31, 2015, there was no current plan authorizing purchases of Hanmi Financial’s equity securities by Hanmi Financial or its affiliates.

Item 6. Selected Financial Data
The following table presents selected historical financial information, including per share information as adjusted for the reverse stock split declared by us in December 2011. This selected historical financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Report and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial data as of and for each of the years in the five-year period ended December 31, 2015 was derived from our audited financial statements. In the opinion of management, the information presented reflects all adjustments, including normal and recurring accruals, considered necessary for a fair presentation of the results of such periods.

	As of and for the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except share and per share data)
Summary Statements of Operations:
Interest and dividend income	$164,226	$136,734	$119,140	$117,282	$126,953
Interest expense	16,109	14,033	13,507	18,745	27,630
Net interest income before provision for loan losses	148,117	122,701	105,633	98,537	99,323
(Negative provision) provision for loan losses	(11,614)	(6,258)	576	7,156	12,536
Noninterest income	47,602	42,296	27,900	21,413	30,889
Noninterest expense	115,328	98,671	70,441	69,455	88,861
Income before provision (benefit) for income taxes	92,005	72,584	62,516	43,339	28,815
Provision (benefit) for income taxes	38,182	22,379	22,732	(46,818)	733
Net income from continuing operations	$53,823	$50,205	$39,784	$90,157	$28,082
(Loss) income from discontinued operations	—	(444)	73	167	65
Net income	$53,823	$49,761	$39,857	$90,324	$28,147
Summary Balance Sheets:
Cash and due from banks	$164,364	$158,320	$179,357	$268,047	$201,683
Securities	698,296	1,060,717	530,926	451,060	441,604
Loans receivable, net (1)	3,140,381	2,735,832	2,177,498	1,986,051	1,871,607
Assets	4,234,521	4,232,443	3,054,379	2,881,409	2,744,824
Deposits	3,509,976	3,556,746	2,512,325	2,395,963	2,344,910
Liabilities	3,740,603	3,779,056	2,654,302	2,504,156	2,459,216
Stockholders’ equity	493,918	453,387	400,077	377,253	285,608
Tangible equity	492,217	451,307	398,906	375,918	284,075
Average loans (2)	2,901,698	2,440,682	2,156,626	1,993,367	2,114,546
Average securities	818,205	676,729	446,563	443,910	479,771
Average interest-earning assets	3,805,877	3,163,141	2,687,799	2,686,425	2,752,696
Average assets	4,076,669	3,410,751	2,827,508	2,792,349	2,787,707
Average deposits	3,502,886	2,872,029	2,391,248	2,349,082	2,404,655
Average borrowings	56,878	81,110	27,815	85,760	153,148
Average interest-bearing liabilities	2,493,513	2,054,680	1,678,618	1,758,135	1,957,077
Average stockholders’ equity	476,401	425,913	392,601	328,013	200,517
Average tangible equity	474,498	425,018	391,342	326,586	198,626
Per Share Data:
Earnings per share – basic (3)	$1.69	$1.57	$1.26	$2.87	$1.38
Earnings per share – diluted (3)	$1.68	$1.56	$1.26	$2.87	$1.38
Book value per share (4)	$15.45	$14.21	$12.60	$11.98	$9.07
Tangible book value per share (5)	$15.39	$14.14	$12.56	$11.94	$9.02
Cash dividends declared per share	$0.47	$0.28	$0.14	$—	$—
Common shares outstanding	31,974,359	31,910,203	31,761,550	31,496,540	31,489,201

(1)	Includes loans held for sale, net of allowance for loan losses, deferred loan fees, deferred loan costs and discounts.

(2)	Includes loans held for sale, deferred loan fees, deferred loan costs and discounts.

(3)	The computation of basic and diluted earnings per share was adjusted retroactively for all periods presented to reflect the 1-for-8 reverse stock split, which became effective on December 19, 2011.

(4)	Stockholders’ equity divided by common shares outstanding.

(5)	Tangible equity divided by common shares outstanding. Tangible equity is a "Non-GAAP" financial measure, as discussed in the following section.

	As of and for the Year Ended December 31,
	2015	2014	2013	2012	2011
Selected Performance Ratios:
Return on average assets (6) (15)	1.32%	1.47%	1.41%	3.23%	1.01%
Return on average stockholders’ equity (7) (15)	11.30%	11.79%	10.13%	27.49%	14.00%
Return on average tangible equity (8) (15)	11.34%	11.81%	10.17%	27.61%	14.14%
Net interest spread (9)	3.67%	3.65%	3.64%	3.30%	3.20%
Net interest margin (10)	3.90%	3.88%	3.94%	3.68%	3.61%
Net interest margin (excluding purchase accounting) (18)	3.47%	3.65%	3.94%	3.68%	3.61%
Efficiency ratio (11)	58.93%	59.73%	53.18%	58.87%	68.58%
Efficiency ratio (excluding merger and integration costs) (11)	57.92%	55.70%	52.64%	58.87%	68.58%
Dividend payout ratio (12)	27.98%	17.95%	11.11%	—%	—%
Average stockholders’ equity to average assets	11.69%	12.49%	13.89%	11.75%	7.19%
Selected Capital Ratios:
Total risk-based capital ratio:
Hanmi Financial	14.91%	15.89%	17.48%	20.65%	18.66%
Hanmi Bank	14.86%	15.18%	16.79%	19.85%	17.57%
Tier 1 risk-based capital ratio:
Hanmi Financial	13.65%	14.63%	16.26%	19.37%	17.36%
Hanmi Bank	13.60%	13.93%	15.53%	18.58%	16.28%
Common equity tier 1 capital ratio:
Hanmi Financial	13.65%	—%	—%	—%	—%
Hanmi Bank	13.60%	—%	—%	—%	—%
Tier 1 leverage ratio:
Hanmi Financial	11.31%	10.91%	13.62%	14.95%	13.34%
Hanmi Bank	11.27%	10.39%	13.05%	14.33%	12.50%
Selected Asset Quality Ratios:
Non-performing Non-PCI loans to loans before allowance (13) (16)	0.60%	0.92%	1.16%	1.82%	2.70%
Non-performing assets to assets (14)	0.65%	0.97%	0.87%	1.32%	1.91%
Net loan (recoveries) charge-offs to average loans before allowance (15)	(0.06)%	(0.06)%	0.29%	1.70%	3.25%
Allowance for loan losses to loans before allowance (17) (15)	1.35%	1.88%	2.58%	3.09%	4.64%
Allowance for loan losses to non-performing Non-PCI loans (17)	196.12%	204.26%	222.42%	169.81%	171.71%

(6)	Net income divided by average assets.

(7)	Net income divided by average stockholders’ equity.

(8)	Net income divided by average tangible equity. Average tangible equity is a "Non-GAAP" financial measure, as discussed in the following section.

(9)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(10)	Net interest income before provision for loan losses divided by average interest-earning assets. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(11)	Total noninterest expense divided by the sum of net interest income before provision for loan losses and total noninterest income.

(12)	Dividends declared per share divided by basic earnings per share.

(13)	Nonperforming loans, excluding loans held for sale, consist of nonaccrual loans and loans past due 90 days or more still accruing interest.

(14)	Nonperforming assets consist of nonperforming loans and other real estate owned.

(15)	Amounts calculated on net income from continuing operations.

(16)	PCI loans are excluded in Gross loans.

(17)	Allowance for loan losses on PCI loans are excluded.

(18)
Net interest income less net accretion of discounts related to purchase accounting before provision for loan losses divided by average interest-earning assets. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

Non-GAAP Financial Measures
Return on Average Tangible Equity
Return on average tangible equity is supplemental financial information determined by a method other than in accordance with U.S. generally accepted accounting principles (“GAAP”). This non-GAAP measure is used by management in the analysis of Hanmi Financial’s performance. Average tangible equity is calculated by subtracting average other intangible assets, representing core deposit intangibles, from average stockholders’ equity. Banking and financial institution regulators also exclude goodwill and other intangible assets from stockholders’ equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of Hanmi Financial, as it provides a method to assess management’s success in utilizing tangible capital. This disclosure should not be viewed as a substitution for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.
The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Average stockholders’ equity	$476,401	$425,913	$392,601	$328,013	$200,517
Less average other intangible assets	(1,771)	(895)	(1,259)	(1,427)	(1,891)
Average tangible equity	$474,630	$425,018	$391,342	$326,586	$198,626
Return on average stockholders’ equity	11.30%	11.79%	10.13%	27.49%	14.00%
Effect of average other intangible assets	0.04%	0.02%	0.03%	0.12%	0.13%
Return on average tangible equity	11.34%	11.81%	10.17%	27.61%	14.14%
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
The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Stockholders’ equity	$493,918	$453,387	$400,077	$377,253	$285,608
Less other intangible assets	(1,701)	(2,080)	(1,171)	(1,335)	(1,533)
Tangible equity	$492,217	$451,307	$398,906	$375,918	$284,075
Book value per share	15.45	14.21	12.60	11.98	9.07
Effect of other intangible assets	(0.05)	(0.07)	(0.04)	(0.04)	(0.05)
Tangible book value per share	$15.40	$14.14	$12.56	$11.94	$9.02
Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2015, 2014 and 2013. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes related thereto presented elsewhere in this Report. See also “Cautionary Note Regarding Forward-Looking Statements.”
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
Allowance for Loan Losses and Allowance for Off-Balance Sheet Items
Our allowance for loan losses methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experiences on fourteen segmented loan pools by type and risk rating, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Qualitative factors include the general economic environment in our markets, delinquency and charge-off trends, and the change in nonperforming loans. Concentration of credit, change of lending management and staff, quality of loan review system, and change in interest rates are other qualitative factors that are considered in our methodologies. See “Financial Condition — Allowance for Loan Losses and Allowance for Off-Balance Sheet Items,” “Results of Operations — Provision for Credit Losses” and “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” for additional information on methodologies used to determine the allowance for loan losses and allowance for off-balance sheet items.
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
As part of the fair value process and the subsequent accounting, the Company aggregate PCI loans into pools having common credit risk characteristics such as product type, geographic location and risk rating. Increases in expected cash flows over those previously estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in the amount and changes in the timing of expected cash flows compared to those previously estimated decrease the accretable yield and usually result in a provision for loan losses and the establishment of an allowance for loan losses. As the accretable yield increases or decreases from changes in cash flow expectations, the offset is a decrease or increase to the nonaccretable difference. The accretable yield is measured at each financial reporting date based on information then currently available and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. In addition, the Company removes loans from loan pools when the Company receives payment in settlement with the borrower, sells the loan, or foreclose upon the collateral securing the loan. The Company recognizes "Disposition gain on Purchased Credit Impaired Loans" when the cash proceeds or the amount received are in excess of the loan's carrying amount. The removal of the loan from the loan pool and the recognition of disposition gains do not affect the then applicable loan pool accretable yield.
Below is a summary of acquired purchased credit impaired loans as of the acquisition date, August 31, 2014 and December 31, 2015.

As of August 31, 2014	Pooled PCI Loans				Non-pooled PCI Loans
	#Loans	#Pools	Carrying Amount (In thousands)	% of total	#Loans	Carrying Amount (In thousands)	% of total	Total PCI Loans (In thousands)
Real estate loans:
Commercial property	152	11	$57,894	96%	2	$2,274	4%	$60,168
Construction	—	—	—	0%	1	183	100%	183
Residential property	13	4	2,701	60%	5	1,771	40%	4,472
Total real estate loans	165	15	60,595	93%	8	4,228	7%	64,823
Commercial and industrial loans	34	4	506	100%	—	—	0%	506
Consumer loans	2	1	17	100%	—	—	0%	17
Total acquired loans	201	20	$61,118	94%	8	$4,228	6%	$65,346

As of December 31, 2015	Pooled PCI Loans				Non-pooled PCI Loans
	#Loans	#Pools	Carrying Amount (In thousands)	% of total	#Loans	Carrying Amount (In thousands)	% of total	Total PCI Loans (In thousands)
Real estate loans:
Commercial property	71	9	$17,644	95%	2	$995	5%	$18,639
Construction	—	—	—	—%	—	—	—%	—
Residential property	2	2	119	10%	2	1,038	90%	1,157
Total real estate loans	73	11	17,763	90%	4	2,033	10%	19,796
Commercial and industrial loans	11	3	171	100%	—	—	—%	171
Consumer loans	1	1	47	100%	—	—	—%	47
Total acquired loans	85	15	$17,981	90%	4	$2,033	10%	$20,014
Allowance for loan losses			$(5,136)			$(305)		$(5,441)
Total carrying amount			$12,845			$1,728		$14,573

PCI loans that are contractually past due are still considered to be accruing and performing as long as there is an expectation that the estimated cash flows will be received. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual with interest income recognized on either a cash basis or as a reduction of the principal amount outstanding.
Securities
The classification and accounting for securities are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 5 – Securities” presented elsewhere herein. Under FASB ASC 320, “Investments,”securities generally must be classified as held to maturity, available for sale or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Securities that are classified as held to maturity are recorded at amortized cost. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or are deemed to be other-than-temporarily impaired.
The fair values of securities are generally determined by quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, we have evaluated the methodologies used to develop the resulting fair values. We perform a monthly analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes.

We review securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.
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
Management does not believe that there are any securities that are deemed OTTI as of December 31, 2015.
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
As of each reporting date, management considers the realization of deferred tax assets based on management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. As of December 31, 2015, management determined that no valuation allowance for deferred tax assets is required, as management believes it is more likely than not that deferred tax assets will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences.
Income taxes are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 12 — Income Taxes” presented elsewhere herein.
Executive Overview
For the years ended December 31, 2015, 2014 and 2013, we recognized net income of $53.8 million, $49.8 million and $39.9 million, respectively. The increase in net income for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was due mainly to the growth in net interest income from the 20 percent increase in average interest-earning assets, higher levels of SBA loan sales and their related gains, and higher amounts of disposition gains on PCI loans and securities, reduced by increased amounts of noninterest expenses reflecting the CBI acquisition. The increase in net income for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was due mainly to the bargain purchase gain of $14.6 million from the acquisition of CBI. For the years ended December 31, 2015, 2014 and 2013, our earnings per diluted share were $1.68, $1.56 and $1.26, respectively.
Significant financial highlights include:
 Assets were essentially unchanged at $4.23 billion at December 31, 2015 and 2014 as the liquidity gained from the CBI acquisition was deployed into loans. During 2014, assets increased by $1.18 billion, or 38.6 percent, compared to $3.05 billion as of December 31, 2013, primarily due to the acquisition of CBI.

•
With new loan growth across the portfolio, loans receivable increased by $394.8 million, or 14.2 percent, to $3.18 billion as of December 31, 2015, compared to $2.79 billion as of December 31, 2014. During 2014, loans receivable increased by $553.4 million, or 24.8 percent, compared to $2.24 billion as of December 31, 2013.

•
Deposits were $3.51 billion at December 31, 2015 compared to $3.56 billion at December 31, 2014 as noninterest-bearing demand deposits increased $132.5 million, or 13.0 percent, while time deposits declined

$228.6 million, or 14.1 percent. During 2014, deposits grew by $1.04 billion, or 41.6 percent, compared to $2.51 billion as of December 31, 2013.

•
Asset quality improved with classified loans (excluding PCI loans) down 17 percent year-over-year; $39.3 million as of December 31, 2015, compared to $47.4 million as of December 31, 2014. During 2014, classified loans decreased by $34.8 million, or 42.4 percent, compared to $82.2 million as of December 31, 2013.

•	Cash dividends declared of $0.47 per share of common stock were declared for the year ended December 31, 2015, compared to $0.28 per share of common stock for the year ended December 31, 2014.
Results of Operations
Acquisition’s Impact on Earnings Performance
The comparability of financial information was affected by our acquisition of CBI on August 31, 2014 ($1.27 billion in assets). The transaction was accounted for using the acquisition method of accounting and accordingly, the related operating results have been included in the consolidated financial statements from the respective acquisition date. See “Note 2 — Acquisition.”
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

	For the Year Ended
	December 31, 2015			December 31, 2014			December 31, 2013
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(In thousands)
Assets
Interest-earning assets:
Loans (1)	$2,901,698	$148,797	5.13%	$2,440,682	$122,222	5.01%	$2,156,626	$108,804	5.05%
Securities (2)	788,156	12,791	1.62%	648,937	12,711	1.96%	418,273	8,869	2.12%
FRB and FHLB stock (3)	30,049	2,786	9.27%	27,792	1,767	6.36%	28,290	1,404	4.96%
Federal funds sold	—	—	—%	3	—	—%	1,555	6	0.39%
Interest-bearing deposits in other banks	85,974	221	0.26%	45,727	107	0.23%	83,055	209	0.25%
Total interest-earning assets	3,805,877	164,595	4.32%	3,163,141	136,807	4.33%	2,687,799	119,292	4.44%
Noninterest-earning assets:
Cash and due from banks	89,368			76,828			67,859
Allowance for loan losses	(50,862)			(54,817)			(60,119)
Other assets	232,286			225,599			131,969
Total noninterest-earning assets	270,792			247,610			139,709
Total assets	$4,076,669			$3,410,751			$2,827,508
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$89,747	$114	0.13%	$72,857	$102	0.14%	$56,559	$85	0.15%
Money market and savings	846,254	4,194	0.50%	697,190	4,757	0.68%	626,269	4,639	0.74%
Time deposits	1,500,634	11,102	0.74%	1,203,523	8,701	0.72%	967,975	7,954	0.82%
FHLB advances	38,110	76	0.20%	69,781	151	0.22%	6,573	151	2.30%
Other Borrowings	—	—	—%	315	—	—%	8	—	—%
Rescinded stock obligation	149	—	—%	4,778	87	1.82%	—	—	—%
Subordinated debentures	18,619	623	3.35%	6,236	235	3.77%	21,234	678	3.19%
Total interest-bearing liabilities	2,493,513	16,109	0.65%	2,054,680	14,033	0.68%	1,678,618	13,507	0.80%
Noninterest-bearing liabilities:
Demand deposits: noninterest-bearing	1,066,251			898,459			740,445
Other liabilities	40,504			31,699			15,844
Total noninterest-bearing liabilities	1,106,755			930,158			756,289
Total liabilities	3,600,268			2,984,838			2,434,907
Stockholders’ equity	476,401			425,913			392,601
Total liabilities and stockholders’ equity	$4,076,669			$3,410,751			$2,827,508
Net interest income		$148,486			$122,774			$105,785
Cost of deposits			0.44%			0.47%			0.53%
Net interest spread			3.67%			3.65%			3.64%
Net interest margin			3.90%			3.88%			3.94%

(1)	Includes loans held for sale

(2)	Amounts calculated on a fully equivalent basis using the current statutory federal tax rate

(3)	2015 income includes special dividend of $605,000 from FHLB San Francisco.
Excluding the effects of acquisition accounting adjustments, the net interest margin was 3.47% and 3.65% for the years ended December 31, 2015 and 2014, respectively. The impact of acquisition accounting adjustments on core loan yield and net interest margin are summarized in the following table:

	For the year ended December 31, 2015		For the year ended December 31, 2014
	Amount	Impact	Amount	Impact
	(In thousands)
Core loan yield	$137,765	4.75%	$116,953	4.82%
Accretion of discount on purchased loans	11,032	0.38%	5,269	0.19%
As reported	$148,797	5.13%	$122,222	5.01%

Net interest income and net interest margin excluding acquisition accounting (1)	$131,996	3.47%	$115,238	3.65%
Accretion of discount on Non-PCI loans	9,416	0.25%	3,821	0.12%
Accretion of discount on PCI loans	1,616	0.04%	1,448	0.04%
Accretion of time deposits premium	5,634	0.15%	2,338	0.07%
Amortization of subordinated debentures discount	(176)	(0.01)%	(71)	—%
Net impact	16,490	0.43%	7,536	0.23%
As reported (1)	$148,486	3.90%	$122,774	3.88%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate
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

	Year Ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Increases (Decreases) Due to Change In			Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Loans (1)	$23,584	$2,991	$26,575	$14,331	$(913)	$13,418
Securities (2)	2,484	(2,404)	80	3,783	59	3,842
FRB and FHLB stock	154	865	1,019	(25)	388	363
Federal funds sold	—	—	—	(3)	(3)	(6)
Interest-bearing deposits in other banks	99	15	114	(89)	(13)	(102)
Total interest and dividend income (2)	$26,321	$1,467	$27,788	$17,997	$(482)	$17,515
Interest expense:
Demand: interest-bearing	$12	$—	$12	$20	$(186)	$(166)
Money market and savings	28	(591)	(563)	413	(112)	301
Time deposits	2,158	243	2,401	679	(452)	227
FHLB advances	(62)	(13)	(75)	250	(250)	—
Other borrowings	—	—	—	1,159	(639)	520
Rescinded stock obligation	(43)	(44)	(87)	87	—	87
Subordinated debentures	380	8	388	(548)	105	(443)
Total interest expense	$2,473	$(397)	$2,076	$2,060	$(1,534)	$526
Change in net interest income (2)	$23,848	$1,864	$25,712	$15,937	$1,052	$16,989

(1)	Includes loans held for sale

(2)	Amounts calculated on a fully equivalent basis using the current statutory federal tax rate

For the years ended December 31, 2015, 2014 and 2013, net interest income, before provision for loan losses and on a tax-equivalent basis, was $148.5 million, $122.8 million and $105.8 million, respectively. The increase in net interest income in 2015, as compared to 2014, was due mainly to the 18.9 percent increase in average loans .The increase in net interest income in 2014, as compared to 2013, was due mainly to increases in average loans and securities acquired and increases in low-cost interest-bearing deposits. In addition, the net accretion of discount on loans and interest-bearing liabilities acquired in the CBI acquisition was $16.5 million and $7.5 million for the years ended December 31, 2015 and 2014, respectively. The net interest spread and net interest margin for the year ended December 31, 2015 were 3.67 percent and 3.90 percent, respectively, as compared to 3.65 percent and 3.88 percent, respectively, for the year ended December 31, 2014, and 3.64 percent and 3.94 percent, respectively, for the year ended December 31, 2013. Excluding the effects of acquisition accounting adjustments, the net interest margin was 3.47 and 3.65 percent for the year ended December 31, 2015 and 2014, respectively.
Average loans were $2.90 billion in 2015, as compared with $2.44 billion in 2014 and $2.16 billion in 2013, representing an increase of 18.9 percent in 2015 and an increase of 13.2 percent in 2014. Average securities were $788.2 million in 2015, as compared with $648.9 million in 2014 and $418.3 million in 2013, representing an increase of 21.5 percent in 2015 and an increase of 55.1 percent in 2014. Average interest-earning assets increased to $3.81 billion for the year ended December 31, 2015, as compared with $3.16 billion in 2014 and $2.69 billion in 2013, representing an increase of 20.3 percent in 2015. The increase in average interest-earning assets was due mainly to the growth in loans . Average interest-bearing liabilities were $2.49 billion in 2015, as compared to $2.05 billion in 2014 and $1.68 billion in 2013, representing increase of 21.4 percent and increase of 22.4 percent in 2015 and 2014, respectively. The increase in average interest-bearing liabilities in 2015 was due primarily to the growth in deposits and the increase in average interest-bearing liabilities in 2014 was due primarily to increases in deposits assumed from the acquisition of CBI and increases in FHLB advances.
The average yield on loans increased by 12 basis points to 5.13 percent in 2015, after a 4 basis points decrease to 5.01 percent in 2014 from 5.05 percent in 2013. The increase in 2015 reflects the full-year effects of purchase accounting while the decrease for 2014 was attributable to the low interest rate environment and higher level of competition. Absent the effects of purchase accounting, loan yields declined in 2015 and 2014 reflecting the low interest rate environment and higher level of competition. The average yield on interest-earning assets decreased by 1 basis point to 4.32 percent in 2015, after a decrease of 11 basis points to 4.33 percent in 2014 from 4.44 percent in 2013. The decrease in 2014 was attributable to increases in lower yielding securities acquired in the acquisition of CBI partially offset by the increase yield related to the accretion of discount on loans and interest-bearing liabilities related to the CBI acquisition. The average cost on interest-bearing liabilities decreased by 3 basis points to 0.65 percent in 2015, after a decrease of 12 basis points to 0.68 percent in 2014 from 0.80 percent in 2013. The decrease in 2014 was due mainly to $2.3 million amortization of time deposits premiums from the acquisition of CBI.
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
Net loan recoveries were $1.9 million, or 0.06 percent of average loans, for the year ended December 31, 2015 compared to $1.4 million, or 0.06 percent of average loans, for the year ended December 31, 2014. For the year ended December 31, 2013, net loan charge-offs were $6.3 million, or 0.29 percent of average loans.
Classified loans (excluding PCI loans) decreased by $8.1 million, or 17.1 percent, to $39.3 million for the year ended December 31, 2015 from $47.4 million for the year ended December 31, 2014, and decreased by $34.5 million, or 42.0 percent, to $82.2 million for the year ended December 31, 2013.
All other credit metrics also experienced improvements as the quality of the loan portfolio improved. Therefore, a negative loan loss provision of $11.6 million was recorded for the year ended December 31, 2015, which included a $4.4 million provision for losses on PCI loans, compared to a negative loan loss provision of $6.3 million for the year ended December 31, 2014, which included a $1.0 million provision for losses on PCI loans. See “Nonperforming Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.

Noninterest Income
The following table sets forth the various components of non-interest income for the years indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Service charges on deposit accounts	$12,900	$11,374	$11,307
Trade finance and other service charges and fees	4,623	4,946	4,475
Other operating income	4,552	4,462	3,079
Subtotal service charges, fees and other income	22,075	20,782	18,861
Gain on sale of SBA loans	8,749	3,494	8,000
Disposition gains on PCI loans	10,167	1,432	—
Net gain on sales of securities	6,611	2,011	1,039
Bargain purchase gain, net of deferred taxes	—	14,577	—
Total noninterest income	$47,602	$42,296	$27,900
For the year ended December 31, 2015, noninterest income was $47.6 million, an increase of $5.3 million, or 12.5 percent, from $42.3 million for the year ended December 31, 2014. The increase was primarily attributable to higher gains on dispositions of PCI loans, securities transactions and SBA loan sales, offset by the absence of the 2014 $14.6 million after-tax bargain purchase gain. Service charges, fees and other income for the year ended December 31, 2015, was up 6.2 percent to $22.1 million from $20.8 million for the year ended December 31, 2014. Gains on sales of SBA loans were $8.7 million, compared to $3.5 million for the year ended December 31, 2014. The increase in gains on SBA loans primarily relates to an increase in SBA loans sold to $89.1 million in 2015 from $42.4 million in 2014. Disposition gains on PCI loans were $10.2 million in 2015. When a PCI loan is removed from a loan pool and the cash proceeds or assets received from the settlement of the loan are in excess of its carrying amount, we recognize such as disposition gains. PCI loans were $20.0 million at December 31, 2015, down $25.5 million or 55.0 percent, from $44.5 million at December 31, 2014.
For the year ended December 31, 2014, noninterest income was $42.3 million, an increase of $14.4 million, or 51.6 percent, from $27.9 million for the year ended December 31, 2013. This increase was primarily attributable to a $14.6 million of bargain purchase gain provisionally recorded from the acquisition of CBI. Service charges, fees and other income was up 10.2 percent to $20.8 million for the year ended December 31, 2014 from $18.9 million for the year ended December 31, 2013. Gains on sales of SBA loans for the year ended December 31, 2014 were $3.5 million, compared to $8.0 million for the year ended December 31, 2013. The decrease in gains on SBA loans primarily relates to a decrease in SBA loans sold to $42.4 million in 2014 from $96.8 million in 2013. Disposition gains on PCI loans were $1.4 million in 2014.

Noninterest Expense
The following table sets forth the breakdown of noninterest expense for the years indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Salaries and employee benefits	$62,864	$50,177	$35,129
Occupancy and equipment	17,371	12,295	10,017
Data processing	6,321	6,080	4,582
Professional fees	7,905	7,564	5,335
Supplies and communications	3,582	2,612	2,155
Advertising and promotion	4,201	3,435	3,411
Merger and integration costs	1,971	6,646	730
OREO expense (gain)	307	(49)	(59)
Other operating expenses	10,806	9,911	9,717
Total noninterest expense	$115,328	$98,671	$71,017
For the year ended December 31, 2015, noninterest expense was $115.3 million, an increase of $16.7 million or 16.9 percent, compared to $98.7 million for the year ended December 31, 2014. The increase was due primarily to the full impact of the August 2014 acquisition. The largest component of noninterest expense for the year ended December 31, 2015 was salaries and employee benefits, which represented 54.5 percent of total noninterest expense for the year ended December 31, 2015. Salaries and employee benefits increased $12.7 million, or 25.3 percent, to $62.9 million, compared to $50.2 million for the year ended December 31, 2014, due mainly to the increase in personnel arising from the acquisition .
For the year ended December 31, 2014, noninterest expense was $98.7 million, an increase of $27.6 million or 38.9 percent, compared to $71.0 million for the year ended December 31, 2013. The increase was due primarily to the increases in salaries and employee benefits, merger and integration costs and professional fees. The largest component of noninterest expense for the year ended December 31, 2014 was salaries and employee benefits, which represented 50.9 percent of total noninterest expense for the year ended December 31, 2014. Salaries and employee benefits increased $15.0 million, or 42.8 percent, to $50.2 million, compared to $35.1 million for the year ended December 31, 2013, due mainly to an increase in the average number of employees added from the acquisition of CBI and additional share-based compensation reflecting stock options and restricted stock awards granted. Merger and integration costs relating to CBI acquisition for the year ended December 31, 2014 increased $5.9 million, or 810.4 percent, to $6.6 million, compared to $730,000 for the year ended December 31, 2013. For the year ended December 31, 2014, professional fees increased by $2.2 million, or 41.8 percent, to $7.6 million, compared to $5.3 million for the year ended December 31, 2013, mainly due to costs incurred to strengthen infrastructure to meet heightened control standards.
Income Taxes
For the years ended December 31, 2015, 2014 and 2013, provision for income taxes were $38.2 million, $22.9 million, and $22.8 million, respectively. The effective tax rate for the years ended December 31, 2015, 2014 and 2013 was 41.5 percent, 31.5 percent and 36.4 percent, respectively. The higher effective tax rate for 2015 reflects a higher level of state taxes.The lower effective tax rate for 2014 reflects the impact of the $14.6 million after-tax bargain purchase gain recognized in 2014. As of December 31, 2015, 2014 and 2013, the Company’s net deferred tax assets were $52.1 million, $70.2 million and $51.9 million, respectively, which were primarily the result of allowance for loan losses and net operating loss carryforwards, partially offset by state taxes.
Income taxes are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 12 — Income Taxes” presented elsewhere herein.
Financial Condition
Securities Portfolio
Securities are classified as held to maturity, available for sale, or trading in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified either as “available for sale” or “trading.” There were no held to maturity or trading securities as of December 31, 2015, and 2014. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale and trading securities are stated at fair value. The composition of our securities portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. Our securities portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.
As of December 31, 2015, our securities portfolio was composed primarily of mortgage-backed securities, collateralized mortgage obligations and U.S. government agency securities. Most of the securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of December 31, 2015, 2014 and 2013.
The following table summarizes the amortized cost, fair value and distribution of securities as of the dates indicated:

	December 31, 2015			December 31, 2014			December 31, 2013
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(In thousands)
Securities available for sale:
Mortgage-backed securities (1)(2)	$286,450	$284,381	$(2,069)	$571,678	$573,286	$1,608	$222,768	$217,059	$(5,709)
Collateralized mortgage obligations (1)	97,904	96,986	(918)	188,704	188,047	(657)	130,636	127,693	(2,943)
U.S. government agency securities	48,478	47,822	(656)	129,857	128,207	(1,650)	90,852	83,536	(7,316)
SBA loan pool securities	63,670	63,266	(404)	109,983	109,447	(536)	13,857	13,937	80
Municipal bonds-tax exempt	162,101	163,902	1,801	4,319	4,390	71	33,361	32,354	(1,007)
Municipal bonds-taxable	13,932	14,033	101	16,615	16,922	307	21,013	20,835	(178)
Corporate bonds	5,017	4,993	(24)	17,018	16,948	(70)	19,998	19,997	(1)
U.S. treasury securities	159	160	1	163	163	—	13,598	12,629	(969)
Other securities	22,916	22,753	(163)	22,916	22,893	(23)	3,030	2,886	(144)
Equity security	—	—	—	450	414	(36)	—	—	—
Total securities available for sale:	$700,627	$698,296	$(2,331)	$1,061,703	$1,060,717	$(986)	$549,113	$530,926	$(18,187)

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	A portion of the mortgage-backed securities is comprised of home mortgage-backed securities backed by home equity conversion mortgages
As of December 31, 2015, securities available for sale decreased 34.2 percent to $698.3 million, compared to $1.06 billion as of December 31, 2014, primarily to fund loan growth. As of December 31, 2015, securities available for sale had a net unrealized loss of $2.3 million, comprised of $2.5 million of unrealized gains and $4.8 million of unrealized losses. As of December 31, 2014, securities available for sale had a net unrealized loss of $986,000, comprised of $4.0 million of unrealized gains and $5.0 million of unrealized losses.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their weighted-average yield as of December 31, 2015:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(In thousands)
Securities available for sale:
Mortgage-backed securities	$1	1.66%	$52,103	1.62%	$97,281	2.03%	$137,065	1.60%	$286,450	1.75%
Collateralized mortgage obligations	194	1.44%	15,866	1.20%	59,140	1.81%	22,704	1.41%	97,904	1.62%
U.S. government agency securities	—	—%	6,000	1.35%	39,480	2.07%	2,998	2.29%	48,478	1.99%
SBA loan pool securities	—	—%	—	—%	33,784	1.14%	29,886	1.23%	63,670	1.19%
Municipal bonds-tax exempt (1)	—	—%	721	2.82%	67,324	3.05%	94,056	4.01%	162,101	3.61%
Municipal bonds-taxable	—	—%	2,406	3.23%	11,526	4.07%	—	—%	13,932	3.92%
Corporate bonds	—	—%	5,017	0.79%	—	—%	—	—%	5,017	0.79%
U.S. treasury securities	—	—%	159	1.20%	—	—%	—	—%	159	1.20%
Other securities	—	—%	—	—%	—	—%	22,916	2.11%	22,916	2.11%
Total securities available for sale:	$195	1.44%	$82,272	1.53%	$308,535	2.19%	$309,625	2.33%	$700,627	2.18%

(1)	The yield on municipal bonds has been computed on a federal tax-equivalent basis of 35%
Loan Portfolio
Real Estate Loans are secured by commercial or residential properties for the purpose of financing a purchase, refinancing debt, or making building improvements. These loans are either owner-occupied or non-owner occupied. The Bank originates these loans using underwriting guidelines which include minimum debt service ability, maximum loan to values, and analyzing the borrower’s future capacity to repay the loan.
Commercial and Industrial Loans are extended to businesses on a term or line of credit basis. The Bank provides commercial term loans for the purposes of purchasing business, equipment, leasehold improvements or working capital, with maturities ranging from three to seven years. The Bank also provides commercial lines of credit for the purposes of short term working capital, financing trading assets, or import and export financing. These lines of credit usually have maturities of one year.

The following sets forth the amount of total loans outstanding in each category as of the dates indicated, excluding loans held for sales:

	As of December 31,
	2015	2014	2013
Real estate loans:
Commercial property (1)
Retail	$740,350	$684,400	$543,853
Hotel/motel	543,425	462,718	323,067
Gas station	323,655	370,416	292,683
Other (2)	978,662	848,906	731,932
Construction	23,387	9,527	—
Residential property	236,035	135,462	79,112
Total real estate loans	2,845,514	2,511,429	1,970,647
Commercial and industrial loans:
Commercial term	152,773	116,536	124,445
Commercial lines of credit	128,224	93,970	71,073
International loans	31,879	38,974	36,369
Total commercial and industrial loans	312,876	249,480	231,887
Consumer loans (3)	24,926	27,589	32,519
Total gross loans	3,183,316	2,788,498	2,235,053
Allowance for loans losses	(42,935)	(52,666)	(57,555)
Loans receivable, net	$3,140,381	$2,735,832	$2,177,498

(1)	Includes owner-occupied property loans of $1.20 billion and $1.12 billion as of December 31, 2015 and 2014, respectively.

(2)
Includes, among other property types, mixed-use, apartment, office, industrial, faith-based facilities and warehouse; the remaining real estate categories represents less than one percent of the Bank's total loans.

(3)	Consumer loans include home equity lines of credit
As of December 31, 2015, 2014 and 2013, loans receivable (excluding loans held for sale), net of deferred loan costs, discounts and allowance for loan losses, totaled $3.14 billion, $2.74 billion and $2.18 billion, respectively, representing an increase of $404.5 million or 14.8 percent in 2015, and $558.4 million, or 25.6 percent in 2014. The $404.5 million increase in loans in 2015 compared to 2014 was attributable primarily to a $9.7 million decrease in the allowance for loan losses and a $394.8 million, or 14.2 percent increase in loans.
During the year ended December 31, 2015, total loan disbursement consisted of $726.3 million in commercial real estate loans, $120.2 million in SBA loans, $149.2 million in commercial and industrial loans and $137.3 million in consumer loans. The increase was offset by $95.3 million of transfers to loans held for sale and $479.1 million of pay-offs and other net amortizations.

The following table sets forth the percentage distribution of loans in each category as of the dates indicated:

	As of December 31,
	2015	2014	2013
Real estate loans:
Commercial property
Retail	23.3%	24.5%	24.3%
Hotel/motel	17.1%	16.6%	14.5%
Gas station	10.2%	13.3%	13.1%
Other	30.7%	30.4%	32.7%
Construction	0.7%	0.3%	—%
Residential property	7.4%	4.9%	3.5%
Total real estate loans	89.4%	90.0%	88.1%
Commercial and industrial loans:
Commercial term	4.8%	4.2%	5.6%
Commercial lines of credit	4.0%	3.4%	3.2%
International loans	1.0%	1.4%	1.6%
Total commercial and industrial loans	9.8%	9.0%	10.4%
Consumer loans	0.8%	1.0%	1.5%
Total gross loans	100.0%	100.0%	100.0%
The table below shows the maturity distribution of outstanding loans as of December 31, 2015. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates. The table includes nonaccrual, non-PCI loans of $19.1 million.

	Within One Year	After One Year but Within Five Years	After Five Years	Total
	(In thousands)
Real estate loans:
Commercial property
Retail	$33,901	$400,044	$306,405	$740,350
Hotel/motel	8,707	215,393	319,325	543,425
Gas station	30,870	122,589	170,196	323,655
Other	64,729	532,260	381,672	978,661
Construction	20,731	2,657	—	23,388
Residential property	3,250	2,513	230,271	236,034
Total real estate loans	162,188	1,275,456	1,407,869	2,845,513
Commercial and industrial loans:
Commercial term	1,457	70,001	81,315	152,773
Commercial lines of credit	101,387	26,837	—	128,224
International loans	31,878	—	1	31,879
Total commercial and industrial loans	134,722	96,838	81,316	312,876
Consumer loans	2,289	1,654	20,983	24,926
Total gross loans	$299,199	$1,373,948	$1,510,168	$3,183,315
Loans with predetermined interest rates	$171,073	$566,965	$41,921	$779,959
Loans with variable interest rates	$1,182,350	$1,149,346	$71,660	$2,403,356

As of December 31, 2015, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of total gross loans outstanding:

Industry	Balance as of December 31, 2015	Percentage of Gross Loans Outstanding
	(In thousands)
Lessor of nonresidential buildings	$892,250	28.0%
Hospitality	$568,070	17.9%
Gas station	$349,547	11.0%
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
Except for nonperforming loans set forth below, management is not aware of any loans as of December 31, 2015 and December 31, 2014 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of nonperforming assets (excluding PCI loans) as of the dates indicated:

	2015	2014	2013
	(In thousands)
Nonperforming Non-PCI loans:
Real estate loans:
Commercial property
Retail	$946	$2,160	$2,946
Hotel/motel	5,790	3,835	5,200
Gas station	2,774	3,478	2,492
Other	4,068	4,961	4,808
Residential property	1,386	1,588	1,365
Commercial and industrial loans:
Commercial term	2,193	7,052	7,146
Commercial lines of credit	450	466	423
Consumer loans	1,511	1,742	1,497
Total nonperforming Non-PCI loans	19,118	25,282	25,877
Loans 90 days or more past due and still accruing	—	—	—
Total nonperforming Non-PCI loans (1)	19,118	25,282	25,877
Other real estate owned	8,511	15,790	756
Total nonperforming assets	$27,629	$41,072	$26,633
Nonperforming Non-PCI loans as a percentage of gross loans	0.60%	0.91%	1.16%
Nonperforming assets as a percentage of assets	0.65%	0.97%	0.87%
Troubled debt restructured performing loans	$3,061	$13,817	$19,417

(1)	Include troubled debt restructured nonperforming loans of $6.9 million, $12.5 million and $10.5 million as of December 31, 2015, 2014 and 2013, respectively.
Nonaccrual Non-PCI loans totaled $19.1 million, $25.3 million and $25.9 million as of December 31, 2015, 2014 and 2013, respectively, representing a decrease of $6.2 million or 24.4 percent, in 2015 and a decrease of $0.6 million or 2.3 percent, in 2014. There were no PCI loans on nonaccrual as of December 31, 2015. Delinquent Non-PCI loans (defined as 30 days or more past due) were $15.4 million, $24.3 million and $16.3 million as of December 31, 2015, 2014 and 2013, respectively, representing a decrease of $8.9 million or 36.7 percent, in 2015 and an increase of $8.0 million, or 49.3 percent, in 2014. The decrease in 2015 was due primarily to $14.9 million of pay-offs. As of December 31, 2015, 2014 and 2013, delinquent loans of $11.3 million, $11.7 million and $12.2 million, respectively were included in nonperforming loans. During the year ended December 31, 2015, loans totaling $20.4 million were placed on nonaccrual status. The additions to nonaccrual loans were offset by $16.9 million in principal paydowns and payoffs, $2.7 million in charge-offs and $5.4 million in upgrades to accrual.
The ratio of nonperforming Non-PCI loans to gross loans decreased to 0.60 percent at December 31, 2015 from 0.91 percent and 1.16 percent at December 31, 2014 and 2013, respectively. Of the $19.1 million nonperforming Non-PCI loans as of December 31, 2015, $18.1 million were impaired based on the definition contained in FASB ASC 310, Receivables, which resulted in aggregate impairment reserves of $1.1 million. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.
As of December 31, 2015, OREOs consisted of 14 properties with a combined carrying value of $8.5 million. As of December 31, 2014, there were twenty-five properties with a combined carrying value of $15.8 million, respectively.
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
The following table provides information on impaired loans (excluding PCI loans) as of the dates indicated:

	As of December 31,
	2015		2014		2013
	Recorded Investment	Percentage	Recorded Investment	Percentage	Recorded Investment	Percentage
	(In thousands)
Real estate loans:
Commercial property
Retail	$2,603	7.3%	$4,436	9.7%	$6,244	11.8%
Hotel/motel	6,979	19.5%	5,835	12.7%	6,200	11.7%
Gas station	5,439	15.2%	8,974	19.6%	9,389	17.7%
Other	9,236	25.9%	10,125	22.1%	11,451	21.6%
Residential property	2,900	8.1%	3,127	6.8%	2,678	4.9%
Commercial and industrial loans:
Commercial term	5,279	14.8%	7,614	16.6%	13,834	26.1%
Commercial lines of credit	383	1.1%	466	1.0%	614	1.2%
International loans	1,215	3.4%	3,546	7.7%	1,087.0	2.0%
Consumer loans	1,667	4.7%	1,742	3.8%	1,569	3.0%
Total Non-PCI loans	$35,701	100.0%	$45,865	100.0%	$53,066	100.0%
Total impaired loans totaled $35.7 million, $45.9 million and $53.1 million as of December 31, 2015, 2014 and 2013, respectively, representing a decrease of $10.2 million, or 22.2 percent, in 2015 and $7.2 million, or 13.6 percent, in 2014. Accordingly, specific reserve allocations associated with impaired loans decreased by $0.8 million or 15.4 percent to $4.4 million as of December 31, 2015, as compared to $5.2 million as of December 31, 2014.
During the year ended December 31, 2015, 2014 and 2013, interest income that would have been recognized had impaired loans performed in accordance with their original terms totaled $4.2 million, $4.5 million and $4.5 million, respectively. Of these amounts, actual interest recognized on impaired loans was $2.7 million, $3.2 million and $3.7 million for the year ended December 31, 2015, 2014 and 2013, respectively.

The following table provides information on troubled debt restructuring (“TDR”) loans (excluding PCI loans) as of dates indicated:

	As of December 31,
	2015			2014			2013
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(In thousands)
Real estate loans:
Commercial property
Retail	$344	$1,227	$1,571	$2,032	$306	$2,338	$750	$474	$1,224
Hotel/motel	1,244	414	1,658	1,062	1,807	2,869	2,030	1,000	3,030
Gas station	959	—	959	1,075	2,335	3,410	2,020	2,974	4,994
Other	1,525	5,237	6,762	2,898	4,497	7,395	2,237	6,236	8,473
Residential property	689	299	988	742	308	1,050	795	—	795
Commercial and industrial loans:
Commercial term	1,721	2,872	4,593	4,050	2,208	6,258	2,531	7,306	9,837
Commercial lines of credit	280	—	280	466	2,156	2,622	173	191	364
International loans	—	—	—	—	200	200	—	1,087	1,087
Consumer loans	116	250	366	131	—	131	—	149	149
Total Non-PCI loans	$6,878	$10,299	$17,177	$12,456	$13,817	$26,273	$10,536	$19,417	$29,953
For the year ended December 31, 2015, we restructured monthly payments for 14 loans, with a net carrying value of $3.2 million at the time of modification, which we subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less.
As of December 31, 2014 and 2013, TDRs on accrual status totaled $13.8 million and $19.4 million, respectively, all of which were temporary interest rate and payment reductions or extensions of maturity, and an $844,000 and $1.4 million reserve, relating to these loans was included in the allowance for loan losses. As of December 31, 2014 and 2013, restructured loans on nonaccrual status totaled $12.5 million and $10.5 million, respectively, and a $2.0 million and $1.4 million reserve relating to these loans was included in the allowance for loan losses.
Allowance for Loan Losses and Allowance for Off-Balance Sheet Items
The Bank charges or credits the income statement for provisions to the allowance for loan losses and the allowance for off-balance sheet items at least quarterly based upon the allowance need. The allowance is determined through an analysis involving quantitative calculations based on historic loss rates and qualitative adjustments for general reserves and individual impairment calculations for specific allocations. The Bank charges the allowance for actual losses and credits the allowance for recoveries on loans previously charged-off.
The Bank evaluates the allowance methodology at least annually. In the fourth quarter of 2015, based upon an evaluation of the look-back periods, the loss-emergence periods and the qualitative adjustments, the Bank utilized a 20-quarter look-back period with equal weighting to all quarters in order to reflect the lengthening of the business cycle and to capture sufficient loss observations for the estimate of a reliable loss rate. In addition, the Bank determined that there were no indications that the loss migration analysis changed significantly; however, these factors do not materially affect the estimated loss rates. In addition, the Bank reevaluated the qualitative adjustments, reducing their affect in light of the lengthening of the business cycle and the continued improvement in credit metrics. Improving credit metrics include, among other things, net loan recoveries of 0.06 percent of average loans, nonperforming, non-PCI loans to loan of 0.60 percent and classified loans to loans of 1.24 percent. The allowance for loan losses of $42.9 million, or 1.35 percent of loans at December 31, 2015. The change in methodology did not materially affect the amount of the allowance at December 31, 2015.
In the prior reporting periods, the Bank utilized the following methodologies. In the first quarter of 2014, based upon a similar evaluation, the bank utilized a 16-quarter look-back period, weighing the loss factors 46 percent for the most recent four-quarter period and 31 percent, 15 percent and 8 percent for each of the following four-quarter periods, respectively. In the second quarter of 2013, based upon a similar evaluation, the Bank utilized a 12-quarter look-back period, weighing the loss factors 50 percent for the most recent four-quarter period and 33 percent and 17 percent for each of the following four-quarter periods, respectively. Prior to the second quarter of 2013, the Bank utilized an 8-quarter look-back period weighting the most recent four-quarter period 60 percent and 40 percent for the following four-quarter period. The change in methodology maintained the Bank's allowance at a level consistent with the prior quarter.
To determine general reserve requirements, existing loans are divided into fourteen general loan pools of risk-rated loans, as well as three homogenous loan pools. For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade to determine risk factors for potential loss inherent in the current outstanding loan portfolio. As 3 homogeneous loans are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific reserves are allocated for loans deemed “impaired.”
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

The following table reflects our allocation of allowance for loan losses by loan category as well as the loans receivable for each loan type:

	As of December 31,
	2015			2014			2013
	Allowance Amount	Percentage	Non-PCI Loans	Allowance Amount	Percentage	Non-PCI Loans	Allowance Amount	Percentage	Non-PCI Loans
	(In thousands)
Real estate loans:
Commercial property
Retail	$5,164	13.8%	$735,501	$9,798	19.0%	$675,072	$9,504	16.5%	$543,619
Hotel/motel	8,175	21.8%	539,345	9,524	18.4%	454,499	8,580	14.9%	322,927
Gas station	2,631	7.0%	319,363	5,433	10.5%	362,240	6,921	12.0%	292,557
Other	9,977	26.6%	973,243	14,668	28.4%	842,126	17,839	31.0%	731,617
Construction	1,732	4.6%	23,387	1,143	2.2%	9,517	—	—%	—
Residential property	2,121	5.7%	234,879	628	1.3%	120,932	706	1.3%	79,078
Total real estate loans	29,800	79.5%	2,825,718	41,194	79.8%	2,464,386	43,550	75.7%	1,969,798
Commercial and industrial loans:
Commercial term	4,734	12.6%	152,602	6,232	12.1%	116,073	8,523	14.8%	124,391
Commercial lines of credit	1,954	5.2%	128,224	2,228	4.3%	93,860	2,342	4.1%	71,042
International loans	393	1.0%	31,879	683	1.3%	38,929	422	0.7%	36,353
Total commercial and industrial loans	7,081	18.8%	312,705	9,143	17.7%	248,862	11,287	19.6%	231,786
Consumer loans	242	0.6%	24,879	220	0.4%	27,512	1,427	2.5%	32,505
Unallocated	371	1.1%	—	1,083	2.1%	—	1,291	2.2%	—
Total	$37,494	100.0%	$3,163,302	$51,640	100.0%	$2,740,760	$57,555	100.0%	$2,234,089
	As of December 31,
	2015			2014			2013
	Allowance Amount	Percentage	PCI Loans	Allowance Amount	Percentage	PCI Loans	Allowance Amount	Percentage	PCI Loans
	(In thousands)
Real estate loans:
Commercial property
Retail	$269	4.9%	$4,849	$401	39.1%	$8,535	$—	—%	$—
Hotel/motel	88	1.6%	4,080	99	9.7%	7,682	—	—%	—
Gas station	477	8.8%	4,292	302	29.4%	7,745	—	—%	—
Other	4,412	81.1%	5,419	65	6.3%	5,796	—	—%	—
Residential property	151	2.8%	1,156	28	2.7%	14,371	—	—%	—
Total real estate loans	5,397	99.2%	19,796	895	87.2%	44,129	—	—%	—
Commercial and industrial loans:								—
Commercial term	42	0.8%	171	131	12.8%	327	—	—%	—
Consumer loans	2	—%	47	—	—%	45	—	—%	—
Total	$5,441	100.0%	$20,014	$1,026	100.0%	$44,501	$—	—%	$—

The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities

	As of and for the Year Ended December 31,
	2015
	Non-PCI Loans	PCI Loans	Total	2014	2013
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$51,640	$1,026	$52,666	$57,555	$63,305
Actual charge-offs	(3,531)	—	$(3,531)	(6,992)	(11,862)
Recoveries on loans previously charged off	5,423	—	$5,423	8,361	5,536
Net loan recoveries (charge-offs)	1,892	—	1,892	1,369	(6,326)
(Negative provision) provision charged to operating expense	(16,038)	4,415	(11,623)	(6,258)	576
Balance at end of period	$37,494	$5,441	$42,935	$52,666	$57,555
Allowance for off-balance sheet items:
Balance at beginning of period	$1,366	$—	$1,366	$1,248	$1,824
Provision (negative provision) charged to operating expense	(379)	—	$(379)	118	(576)
Balance at end of period	$987	$—	$987	$1,366	$1,248
Ratios:
Net loan (recoveries) charge-offs to average gross loans	(0.06)%	—%	(0.06)%	(0.06)%	0.29%
Net loan (recoveries) charge-offs to gross loans	(0.06)%	—%	(0.06)%	(0.05)%	0.28%
Allowance for loan losses to average gross loans	1.27%	18.14%	1.44%	2.16%	2.67%
Allowance for loan losses to gross loans	1.19%	27.18%	1.35%	1.89%	2.58%
Net loan (recoveries) charge-offs to allowance for loan losses	(5.05)%	—%	(4.41)%	(2.60)%	10.99%
Allowance for loan losses to nonperforming loans	196.12%	—%	224.58%	204.26%	222.42%
Balance:
Average gross loans during period	$2,951,329	$30,002	$2,981,331	$2,440,682	$2,156,626
Gross loans at end of period	$3,163,301	$20,015	$3,183,316	$2,785,261	$2,234,089
Nonperforming loans at end of period	$19,118	$—	$19,118	$25,282	$25,877
Allowance for loan losses totaled $42.9 million, $52.7 million and $57.6 million, respectively, as of December 31, 2015, 2014 and 2013, representing a decrease of $9.7 million, or 18.5 percent, in 2015 and a decrease of $4.9 million, or 8.5 percent, in 2014. Allowance for loan losses as a percentage of gross loans decreased to 1.35 percent as of December 31, 2015 from 1.89 percent as of December 31, 2014. The decrease in allowance for loan losses as of December 31, 2015 was due primarily to the change in estimated loss factors and improvements in classified loans. Accordingly, non-PCI loan reserves decreased by $14.1 million to $37.5 million as of December 31, 2015. However, PCI loan reserves increased by $4.4 million to $5.4 million due to deteriorating loans condition determined individually on PCI loans as of December 31, 2015.
An allowance for off-balance sheet exposure, primarily unfunded loan commitments, as of December 31, 2015, 2014 and 2013 totaled $0.9 million, $1.4 million and $1.2 million, respectively, representing a decrease of $379,000, or 27.8 percent, in 2015 and an increase of $118,000, or 9.5 percent, in 2014. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of December 31, 2015.

The following table presents a summary of net recoveries (charge-offs) by the Non-PCI loan portfolio:

	2015			2014			2013
	Charge-offs	Recoveries	Net Recoveries (Charge-offs)	Charge-offs	Recoveries	Net Recoveries (Charge-offs)	Charge-offs	Recoveries	Net Recoveries (Charge-offs)
	(In thousands)
Real estate loans:
Commercial property
Retail	$(31)	$747	$716	$—	$33	$33	$(400)	$191	$(209)
Hotel/motel	(413)	1,073	660	(2,345)	990	$(1,355)	(465)	—	$(465)
Gas station	(121)	—	(121)	(209)	90	$(119)	(80)	651	$571
Other	—	261	261	(455)	3,235	$2,780	(3,668)	1,242	$(2,426)
Construction	—	—	—	—	—	$—	—	850	$850
Residential property	—	—	—	—	—	$—	—	—	$—
Commercial and industrial loans
Commercial term	(2,767)	2,581	(186)	(3,384)	2,333	$(1,051)	(6,473)	1,953	$(4,520)
Commercial lines of credit	—	727	727	(497)	565	$68	(509)	473	$(36)
International loans	(199)	31	(168)		903	$903	—	7	$7
Consumer loans	—	3	3	(102)	212	$110	(267)	169	$(98)
Total Non-PCI loans	$(3,531)	$5,423	$1,892	$(6,992)	$8,361	$1,369	$(11,862)	$5,536	$(6,326)
For the year ended December 31, 2015, total charge-offs were $3.5 million, a decrease of $3.5 million, or 49.5 percent, from $7.0 million for the same period in 2014, and total recoveries were $5.4 million, a decrease of $2.9 million, or 35.1 percent, from $8.4 million for the same period in 2014. For the year ended December 31, 2015, net recoveries were $1.9 million, compared to net recoveries of $1.4 million for the same period in 2014.
Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	As of December 31,
	2015		2014		2013
	Balance	Percent	Balance	Percent	Balance	Percent
	(In thousands)
Demand – noninterest-bearing	$1,155,518	32.9%	$1,022,972	28.7%	$819,015	32.5%
Interest-bearing:
Savings	126,059	3.6%	120,659	3.4%	115,371	4.6%
Money market checking and NOW accounts	840,386	23.9%	796,490	22.4%	574,334	22.9%
Time deposits of $100,000 or more	881,082	25.1%	910,340	25.6%	506,946	20.2%
Other time deposits	506,931	14.5%	706,285	19.9%	496,659	19.8%
Total deposits	$3,509,976	100.0%	$3,556,746	100.0%	$2,512,325	100.0%
Total deposits were $3.51 billion, $3.56 billion and $2.51 billion as of December 31, 2015, 2014 and 2013, respectively, representing an decrease of $46.8 million, or 1.3 percent, in 2015 and an increase of $1.04 billion, or 41.6 percent, in 2014. The decrease in total deposits for 2015 was mainly attributable to a $228.6 million reduction in time deposits offset by a $132.5 million increase in noninterest-bearing demand deposits.
Core deposits (defined as demand, savings, money market checking and NOW accounts and other time deposits) totaled $2.61 billion, $2.65 billion and $2.0 billion as of December 31, 2015, 2014 and 2013, representing a decrease of $36.2 million, or 1.4 percent, in 2015 and an increase of $641.0 million, or 32.0 percent, in 2014. Time deposits of $100,000 or more totaled $879.1 million, $910.3 million and $506.9 million, respectively, representing a decrease of $31.2 million, or 3.43 percent, in

2015 and an increase of $404.4 million, or 79.6 percent, in 2014. Noninterest-bearing demand deposits represented 32.9 percent of total deposits at December 31, 2015, compared to 28.8 percent and 32.5 percent of total deposits at December 31, 2014 and 2013, respectively.

The following table shows the distribution of average deposits and the average rates paid for dates indicated:

	December 31,
	2015		2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(In thousands)
Demand – noninterest-bearing	$1,066,251	—%	$898,459	—%	$740,445	—%
Interest-bearing:
Savings	121,057	0.35%	116,254	1.42%	114,968	1.58%
Money market checking and NOW accounts	814,945	0.48%	653,793	0.49%	567,860	0.51%
Time deposits of $100,000 or more	889,235	0.75%	643,017	0.67%	546,588	0.75%
Other time deposits	611,398	0.73%	560,506	0.78%	421,387	0.92%
Total deposits	$3,502,886	0.44%	$2,872,029	0.47%	$2,391,248	0.53%
Average deposits for the years ended December 31, 2015, 2014 and 2013 were $3.5 billion, $2.87 billion and $2.39 billion, respectively. Average deposits increased by 21.9 percent in 2015 and increased by 20.1 percent in 2014.
The following table summarizes the maturity of time deposits of $100,000 or more at December 31, 2015, 2014 and 2013, respectively.

	As of December 31,
	2015	2014	2013
	(In thousands)
Three months or less	$202,740	$151,892	$152,967
Over three months through six months	163,894	165,250	137,228
Over six months through twelve months	381,275	272,864	161,016
Over twelve months	133,173	320,334	55,735
	$881,082	$910,340	$506,946
Federal Home Loan Bank Advances
FHLB advances and other borrowings mostly take the form of advances from the FHLBSF and overnight federal funds. At December 31, 2015, advances from the FHLB were $170.0 million, an increase of $20.0 million from $150.0 million at December 31, 2014. At December 31, 2015, all FHLB advances have remaining maturities of less than one year, and the weighted-average interest rate at December 31, 2015 was 0.20 percent. See “Note 10 – FHLB Advances and Other Borrowings” for more details.
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

The following table shows the status of our gap position as of December 31, 2015:

	Less Than Three Months	More Than Three Months But Less Than One Year	More Than One Year But Less Than Five Years	More Than Five Years	Non- Interest- Sensitive	Total
	(In thousands)
Assets
Cash and due from banks	$—	$—	$—	$—	$88,371	$88,371
Interest-bearing deposits in other banks	75,993	—	—	—	—	75,993
Securities:
Fixed rate	14,034	41,411	238,396	284,226	—	578,067
Floating rate	77,926	44,885	—	—	—	122,811
Fair value adjustments	—	—	—	—	(2,582)	(2,582)
Loans:
Fixed rate	75,880	95,193	566,965	41,921	—	779,959
Floating rate	811,920	357,299	1,149,346	71,660	—	2,390,225
Nonaccrual	—	—	—	—	13,131	13,131
Deferred loan costs, discount, and allowance for loan losses	—	—	—	—	(68,088)	(68,088)
Federal home loan bank and federal reserve bank stock	—	—	—	30,483	—	30,483
Other assets	48,339	—	—	18,646	134,011	200,996
Total assets	$1,104,092	$538,788	$1,954,707	$446,936	$164,843	$4,209,366
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand – noninterest-bearing	$—	$—	$—	$—	$1,155,518	$1,155,518
Savings	13,697	33,505	51,941	26,915	—	126,058
Money market checking and NOW accounts	56,519	121,822	357,776	304,271	—	840,388
Time deposits	311,546	846,515	224,979	4,972	—	1,388,012
Federal home loan bank advances	170,000	—	—	—	—	170,000
Other liabilities	18,703	—	—	—	41,924	60,627
Stockholders’ equity	—	—	—	—	493,918	493,918
Total liabilities and stockholders’ equity	$570,465	$1,001,842	$634,696	$336,158	$1,691,360	$4,234,521
Repricing gap	533,628	(463,055)	1,320,012	110,777	(1,526,517)
Cumulative repricing gap	533,628	70,573	1,390,585	1,501,362	(25,155)
Cumulative repricing gap as a percentage of assets	12.68%	1.68%	33.04%	35.67%	(0.60)%
Cumulative repricing gap as a percentage of interest-earning assets	13.56%	1.79%	35.34%	38.16%	(0.64)%
Interest-earning assets						$3,934,602
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

As of December 31, 2015, the cumulative repricing gap for the three-month period was at an asset-sensitive position of 13.56 percent of interest-earning assets, which decreased from 18.29 percent as of December 31, 2014. This decrease was primarily due to shifts in composition of balance sheet after the acquisition of CBI in 2014.
As of December 31, 2015, the cumulative repricing gap for the twelve-month period was at an asset-sensitive position of 1.79 percent of interest-earning assets, which decreased from 9.42 percent as of December 31, 2014. The decrease was primarily due to shifts in composition of balance sheet after the acquisition of CBI in 2014.
The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In thousands)
Cumulative repricing gap	$533,628	$725,810	$70,573	$374,005
Percentage of assets	12.68%	17.15%	1.68%	8.84%
Percentage of interest-earning assets	13.56%	18.29%	1.79%	9.42%
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

	Percentage Changes		Change in Amount
Change in Interest Rate	Net Interest Income	Economic Value of Equity	Net Interest Income	Economic Value of Equity
	(In thousands)
300%	4.57%	(10.78)%	$7,202	$(56,013)
200%	2.98%	(7.70)%	$4,696	$(39,994)
100%	1.61%	(3.16)%	$2,539	$(16,431)
(100)%	(1)	(1)	(1)	(1)

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

At December 31, 2015, the Bank’s total risk-based capital ratio of 14.86 percent, Tier 1 risk-based capital ratio of 13.60 percent, common equity Tier 1 capital ratio of 13.60 percent and Tier 1 leverage capital ratio of 11.27 percent, placed the Bank in the “well capitalized” category, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratio of 6.50 percent and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.
For a discussion of recently implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Act, see “Note 15 — Regulatory Matters” of Notes to Consolidated Financial Statements in this Report.
Off-Balance Sheet Arrangements
For a discussion of off-balance sheet arrangements, see “Note 21 — Off-Balance Sheet Commitments” of Notes to Consolidated Financial Statements and “Item 1. Business — Off-Balance Sheet Commitments” in this Report.
Contractual Obligations
Our contractual obligations, excluding accrued interest payments, as of December 31, 2015 are as follows:

	Less Than One Year	More Than One Year and Less Than Three Years	More Than Three Years and Less Than Five Years	More Than Five Years	Total
	(In thousands)
Time deposits	$1,155,784	$196,775	$30,322	$1,783	$1,384,664
Federal Home Loan Bank advances	170,000	—	—	—	170,000
Commitments to extend credit	199,046	35,673	13,662	14,299	262,680
Standby letter of credit	5,230	1,605	4	—	6,839
Operating lease obligations	5,864	5,998	2,946	908	15,716
Total	$1,535,924	$240,051	$46,934	$16,990	$1,839,899
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
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.     Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2015, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective controls as of the end of the period covered by this Annual Report.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Hanmi Financial is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Hanmi Financial’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those written policies and procedures that:

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
Management assessed the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Hanmi Financial’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2015, Hanmi Financial maintained effective internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2015, there has been no change in Hanmi Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Hanmi Financial’s internal control over financial reporting.
Attestation Report of the Company’s Registered Public Accounting Firm
KPMG LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements of Hanmi Financial and its subsidiaries, has issued an audit report on Hanmi Financial’s internal control over financial reporting as of December 31, 2015.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Hanmi Financial Corporation:
We have audited Hanmi Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Los Angeles, California
February 29, 2016

Item 9B.         Other Information
None.

Part III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the sections of Hanmi Financial Corporation's Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) entitled “Election of Directors” and “Corporate Governance Principles and Board Matters.”
Item 11.     Executive Compensation
The information required by this Item is incorporated herein by reference to the sections of the 2016 Proxy Statement entitled “Election of Directors, “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation.”
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the section of the 2016 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners.”
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the sections of the 2016 Proxy Statement entitled “Certain Relationships and Related Transactions; Director Independence.”
Item 14.     Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the section of the 2016 Proxy Statement entitled “Ratification of the Selection of the Independent Registered Public Accounting Firm.”

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
We have audited the accompanying consolidated balance sheets of Hanmi Financial Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Los Angeles, California
February 29, 2016

Hanmi Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands except share data)

	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$164,364	$158,320
Securities available for sale, at fair value (amortized cost of $700,627 as of December 31, 2015 and $1,061,703 as of December 31, 2014)	698,296	1,060,717
Loans held for sale, at the lower of cost or fair value	2,874	5,451
Loans receivable, net of allowance for loan losses of $42,935 as of December 31, 2015 and $52,666 as of December 31, 2014	3,140,381	2,735,832
Accrued interest receivable	9,501	9,749
Premises and equipment, net	29,834	30,912
Other real estate owned (“OREO”), net	8,511	15,790
Customers’ liability on acceptances	3,586	1,847
Servicing assets	11,744	13,773
Other intangible assets, net	1,701	2,080
Federal Home Loan Bank stock (“FHLB”), at cost	16,385	17,580
Federal Reserve Bank (“FRB”) stock, at cost	14,098	12,273
Deferred tax assets	52,095	70,150
Current tax assets	5,079	14,221
Bank-owned life insurance	48,340	48,866
Prepaid expenses and other assets	27,732	34,882
Total assets	$4,234,521	$4,232,443
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,155,518	$1,022,972
Interest-bearing	2,354,458	2,533,774
Total deposits	3,509,976	3,556,746
Accrued interest payable	3,177	3,450
Bank’s liability on acceptances	3,586	1,847
FHLB advances	170,000	150,000
Servicing liabilities	4,784	5,971
Federal Deposit Insurance Corporation ("FDIC") loss sharing liability	1,289	2,074
Rescinded stock obligation	—	933
Subordinated debentures	18,703	18,544
Accrued expenses and other liabilities	29,088	39,491
Total liabilities	3,740,603	3,779,056
Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 32,566,522 shares (31,974,359 shares outstanding) as of December 31, 2015 and issued 32,488,097 shares (31,910,203 shares outstanding) as of December 31, 2014	257	257
Additional paid-in capital	557,761	554,904
Accumulated other comprehensive (loss) income, net of tax benefit of $2,007 as of December 31, 2015 and tax benefit of $1,432 as of December 31, 2014	(315)	463
Retained earnings (accumulated deficit)	6,422	(32,379)
Less: treasury stock, at cost; 592,163 shares as of December 31, 2015 and 577,894 shares as of December 31, 2014	(70,207)	(69,858)
Total stockholders’ equity	493,918	453,387
Total liabilities and stockholders’ equity	$4,234,521	$4,232,443
See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Income
(In thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Interest and Dividend Income:
Interest and fees on loans	$148,797	$122,222	$108,804
Interest on securities	12,422	12,638	8,717
Dividends on FRB and FHLB stock	2,786	1,767	1,404
Interest on deposits in other banks	221	107	209
Interest on federal funds sold	—	—	6
Total interest and dividend income	164,226	136,734	119,140
Interest Expense:
Interest on deposits	15,410	13,560	12,678
Interest on subordinated debentures	623	235	678
Interest on FHLB advances	76	151	151
Interest on rescinded stock obligation	—	87	—
Total interest expense	16,109	14,033	13,507
Net interest income before provision for loan losses	148,117	122,701	105,633
(Negative provision) provision for loan losses	(11,614)	(6,258)	576
Net interest income after provision for loan losses	159,731	128,959	105,057
Noninterest Income:
Bargain purchase gain, net of deferred taxes	—	14,577	—
Service charges on deposit accounts	12,900	11,374	11,307
Trade finance and other service charges and fees	4,623	4,946	4,475
Gain on sale of Small Business Administration ("SBA") loans	8,749	3,494	8,000
Net gain on sales of securities	6,611	2,011	1,039
Disposition gains on Purchased Credit Impaired ("PCI") loans	10,167	1,432	—
Other operating income	4,552	4,462	3,079
Total noninterest income	47,602	42,296	27,900
Noninterest Expense:
Salaries and employee benefits	62,864	50,177	35,129
Occupancy and equipment	17,371	12,295	10,017
Data processing	6,321	6,080	4,582
Professional fees	7,905	7,564	5,335
Supplies and communications	3,582	2,612	2,155
Advertising and promotion	4,201	3,435	3,411
Merger and integration costs	1,971	6,646	730
OREO expense (gain)	307	(49)	(59)
Other operating expenses	10,806	9,911	9,141
Total noninterest expense	115,328	98,671	70,441
Income from continuing operations before provision for income taxes	92,005	72,584	62,516
Provision for income taxes	38,182	22,379	22,732
Income from continuing operations, net of taxes	$53,823	$50,205	$39,784
Discontinued operations:
Income from operations of discontinued subsidiaries (including gain on disposal of $51 in the second quarter of 2014)	$—	$37	$115
Income tax expense	—	481	42
(Loss) income from discontinued operations	—	(444)	73
Net income	$53,823	$49,761	$39,857
Basic earnings per share:
Income from continuing operations, net of taxes	$1.69	$1.58	$1.26
Loss from discontinued operations, net of taxes	—	(0.01)	—
Basic earnings per share	$1.69	$1.57	$1.26
Diluted earnings per share:
Income from continuing operations, net of taxes	$1.68	$1.57	$1.26
Loss from discontinued operations, net of taxes	—	(0.01)	—
Diluted earnings per share	$1.68	$1.56	$1.26
Weighted-average shares outstanding:
Basic	31,788,215	31,696,100	31,598,913
Diluted	31,876,820	31,978,064	31,696,520
See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net Income	$53,823	$49,761	$39,857
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on securities
Unrealized holding gain (loss) arising during period	5,265	19,213	(24,496)
Less: reclassification adjustment for net gain included in net income	(6,611)	(2,011)	(1,039)
Unrealized loss on interest-only strip of servicing assets	(7)	—	—
Income tax benefit (expense) related to items of other comprehensive income	575	(7,359)	10,737
Other comprehensive (loss) income	(778)	9,843	(14,798)
Comprehensive Income	$53,045	$59,604	$25,059
See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Retained (Deficit) Earnings	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at January 1, 2013	32,074,434	(577,894)	31,496,540	$257	$550,066	$5,418	$(108,630)	$(69,858)	$377,253
Stock options exercised	46,113	—	46,113	—	205	—	—	—	205
Stock warrants exercised	106,315	—	106,315	—	1,294	—	—	—	1,294
Restricted stock awards, net of forfeitures	112,582	—	112,582	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	705	—	—	—	705
Cash dividends declared	—	—	—	—	—	—	(4,439)	—	(4,439)
Comprehensive income:
Net income	—	—	—	—	—	—	39,857	—	39,857
Change in unrealized loss on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	(14,798)	—	—	(14,798)
Balance at December 31, 2013	32,339,444	(577,894)	31,761,550	$257	$552,270	$(9,380)	$(73,212)	$(69,858)	$400,077
Stock options exercised	37,569	—	37,569	—	467	—	—	—	467
Stock warrants exercised	429	—	429	—	2	—	—	—	2
Restricted stock awards, net of forfeitures	110,655	—	110,655	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,165	—	—	—	2,165
Cash dividends declared	—	—	—	—	—	—	(8,928)	—	(8,928)
Comprehensive income:
Net income	—	—	—	—	—	—	49,761	—	49,761
Change in unrealized gain on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	9,843	—	—	9,843
Balance at December 31, 2014	32,488,097	(577,894)	31,910,203	$257	$554,904	$463	$(32,379)	$(69,858)	$453,387
Stock options exercised	46,516	—	46,516	—	616	—	—	—	616
Restricted stock awards, net of forfeitures	31,909	—	31,909	—	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(14,269)	(14,269)	—	—	—	—	(349)	(349)
Share-based compensation expense	—	—	—	—	2,241	—	—	—	2,241
Cash dividends declared	—	—	—	—	—	—	(15,022)	—	(15,022)
Comprehensive income:
Net income	—	—	—	—	—	—	53,823	—	53,823
Change in unrealized loss on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	(778)	—	—	(778)
Balance at December 31, 2015	32,566,522	(592,163)	31,974,359	$257	$557,761	$(315)	$6,422	$(70,207)	$493,918
See Accompanying Notes to Consolidated Financial Statements

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$53,823	$49,761	$39,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,846	8,701	6,669
Share-based compensation expense	2,241	2,165	705
(Negative provision) provision for loan losses	(11,614)	(6,258)	576
Gain on sales of securities	(6,611)	(2,011)	(1,039)
Gain on sales of premises and equipment	(137)	—	(13)
Gain on sales of loans	(8,749)	(3,494)	(7,443)
Disposition gains on PCI loans	(10,167)	(1,432)	—
Bargain purchase gain on acquisition	—	(14,577)	—
Loss (gain) on sales of other real estate owned	—	2	(71)
Loss on sales of subsidiaries	—	444	—
Valuation adjustment on other real estate owned	(27)	—	10
Origination of loans held for sale	(86,657)	(47,985)	(83,027)
Proceeds from sales of SBA loans guaranteed portion	98,083	46,829	105,006
Change in restricted cash	—	—	5,350
Change in accrued interest receivable	248	740	526
Change in FDIC loss sharing liability	(785)	13,487	—
Change in bank-owned life insurance	(797)	(879)	(1,171)
Change in prepaid expenses	3,145	(1,257)	669
Change in other assets	575	(7,456)	(4,854)
Change in deferred tax assets	18,055	(13,676)	8,418
Change in current tax assets	9,142	(2,268)	(2,923)
Change in accrued interest payable	(273)	(401)	(8,409)
Change in stock warrants payable	—	—	83
Change in other liabilities	(13,047)	5,032	1,799
Net cash provided by operating activities	64,294	25,467	60,718
Cash flows from investing activities:
Proceeds from redemption of FHLB and FRB stock	1,195	—	5,743
Proceeds from matured or called securities available for sale	135,413	101,713	65,574
Proceeds from sales of securities available for sale	454,201	169,533	78,473
Proceeds from sales of other real estate owned	7,532	20,200	784
Proceeds from sales of loans held for sale	360	—	5,380
Proceeds from insurance settlement on bank-owned life insurance	1,323	—	526
Cash acquired in acquisition, net of cash consideration paid	—	118,533	—
Net proceeds from sales of subsidiaries	—	398	—
Change in loans receivable	(169,816)	(153,138)	(207,999)
Purchases of term federal fund	—	—	—
Purchases of securities available for sale	(232,035)	(124,442)	(250,852)
Purchases of premises and equipment	(1,146)	(1,150)	(1,018)
Purchases of loans receivable	(215,469)	(111,846)	—
Purchases of FRB stock	(1,825)	(3,404)	(977)
Net cash provided by (used in) investing activities	(20,267)	16,397	(304,366)
Cash flows from financing activities:
Change in deposits	(46,770)	(54,576)	116,362
Change in short-term FHLB advances	20,000	14,865	125,000
Redemption of FHLB advances	—	(2,411)	(389)
Redemption of subordinated debentures	—	—	(82,406)
Redemption of rescinded stock obligation	(933)	(14,552)	—
Proceeds from exercise of stock options	616	467	525
Cash paid for repurchases of vested shares due to employee tax liability	(349)	—	305
Cash dividends paid	(10,547)	(6,694)	(4,439)
Net cash (used in) provided by financing activities	(37,983)	(62,901)	154,958
Net increase (decrease) in cash and cash equivalents	6,044	(21,037)	(88,690)
Cash and cash equivalents at beginning of year	158,320	179,357	268,047
Cash and cash equivalents at end of period	$164,364	$158,320	$179,357
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,382	$14,434	$21,916
Income taxes	$7,928	$37,015	$15,110
Non-cash activities:
Transfer of loans receivable to other real estate owned	$318	$9,480	$1,612
Transfer of loans receivable to loans held for sale	$360	$—	$8,010
Transfer of loans held for sale to loans receivable	$—	$—	$2,534
Note receivable from sale of insurance subsidiaries	$—	$1,394	$—
Conversion of stock warrants into common stock	$—	$2	$987
Income tax (expense) benefit related to items of other comprehensive income	$575	$(7,359)	$10,737
Change in unrealized (gain) loss in accumulated other comprehensive income	$(5,258)	$(19,213)	$24,496
Cash dividend declared	$(4,476)	$(2,234)	$—
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
The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community as well as other ethnic communities across California, Texas, Illinois, Virginia, New Jersey, and New York. The Bank’s full-service offices are located in markets where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. The Bank is a California state-chartered financial institution insured by the FDIC. As of December 31, 2015, the Bank maintained a network of 42 full-service branch offices in California, Texas, Illinois, Virginia, New Jersey and New York, and loan production offices in California, Colorado, Texas, Virginia, and Washington State.
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
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas where estimates are made consist of the allowance for loan losses, other-than-temporary impairment, securities valuations, purchase credit impaired loans, the fair values of assets and liabilities acquired in a business combination and income taxes. Actual results could differ from those estimates.
Reclassifications
We reclassified changes in off-balance sheet reserves to noninterest operating expenses from (negative provision) provision for loan losses on the prior year’s presentation to conform to the current year’s presentation.
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

Accreted discounts and amortized premiums on securities are included in interest income using the effective interest method over the remaining period to the call date or contractual maturity and, in the case of mortgage-backed securities and securities with call features, adjusted for anticipated prepayments. Unrealized and realized gains or losses related to holding or selling of securities are calculated using the specific-identification method.
We review securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.
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
Purchased loans: Purchased loans are stated at the principal amount outstanding, net of unearned discounts or unamortized premiums. All loans acquired in our acquisitions are initially measured and recorded at their fair value on the acquisition date. A component of the initial fair value measurement is an estimate of the loan losses over the life of the purchased loans. Purchased loans are also evaluated for impairment as of the acquisition date and are accounted for as “acquired non-impaired” or “purchased credit impaired” loans.
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
The Company removes loans from loan pools when the Company receives payment in settlement with the borrower, sells the loan, or foreclose upon the collateral securing the loan. The Company recognizes "Disposition gain on Purchased Credit Impaired Loans" when the cash proceeds or the amount received are in excess of the loan's carrying amount. The removal of the loan from the loan pool and the recognition of disposition gains do not affect the then applicable loan pool accretable yield.
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
Allowance for Loan Losses on Non-PCI Loans
Management believes the allowance for loan losses is appropriate to provide for probable losses inherent in the loan portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management’s estimates are based on previous loss experience; volume, growth and composition of the loan portfolio; the value of collateral; and current economic conditions. Our lending is concentrated generally in real estate, commercial, SBA and trade finance lending to small and middle market businesses primarily in California, Illinois, and Texas.
The Bank charges or credits the income statement for provisions to the allowance for loan losses and the allowance for off-balance sheet items at least quarterly based upon the allowance need. The allowance is determined through an analysis involving quantitative calculations based on historic loss rates and qualitative adjustments for general reserves and individual impairment calculations for specific allocations. The Bank charges the allowance for actual losses on loans and credits the allowance for recoveries on loans previously charged-off.
The Bank evaluates the allowance methodology at least annually. In the fourth quarter of 2015, based upon an evaluation of the look-back periods, the loss-emergence periods and the qualitative adjustments, the Bank utilized a 20-quarter look-back period with equal weighting to all quarters in order to reflect the lengthening of the business cycle and to capture sufficient loss observations for the estimate of a reliable loss rate. In addition, the Bank determined that there were no indications that the loss migration analysis changed significantly; however, these factors do not materially affect the estimated loss rates. In addition, the Bank reevaluated the qualitative adjustments, reducing their affect in light of the lengthening of the business cycle and the continued improvement in credit metrics. Improving credit metrics include, among other things, net loan recoveries of 0.06 percent of average loans, nonperforming, non-PCI loans to loan of 0.60 percent and classified loans to loans of 1.24 percent. The allowance for loan losses was $42.9 million, or 1.35 percent of loans at December 31, 2015. The change in methodology did not materially affect the amount of the allowance at December 31, 2015.
In the first quarter of 2014, based upon a similar evaluation, the Bank utilized a 16-quarter look-back period, weighting the loss factors 46 percent for the most recent four-quarter period and 31 percent, 15 percent, and 8 percent for each of the following four-quarter periods, respectively. In the second quarter of 2013, based upon a similar evaluation, the Bank utilized a 12-quarter look-back period, weighting the loss factors 50 percent for the most recent four-quarter period and 33 percent and 17 percent for each of the following four-quarter periods, respectively. Prior to the second quarter of 2013, the Bank utilized an 8-quarter look-back period weighting the most recent four-quarter period 60 percent and 40 percent for the following four-quarter period. The change in methodology maintained the Bank’s allowance at a level consistent with the prior quarter.
To determine general reserve requirements, existing loans are divided into fourteen general loan pools of risk-rated loans as well as three homogenous loan pools. For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade to determine risk factors for potential loss inherent in the current outstanding loan portfolio. As three homogeneous loans are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific reserves are allocated for loans deemed “impaired.”
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
Allowance for Loan Losses on PCI Loans
The PCI loans are subject to our internal and external credit review. If deterioration in the expected cash flows results in a reserve requirement, a provision for loan losses is charged to earnings. For PCI loans, the allowance for loan losses is measured at the end of each financial reporting period based on expected cash flows. Decreases or increases in the amount and changes in the timing of expected cash flows on the PCI loans as of the financial reporting date compared to those previously estimated are usually recognized by recording a provision or a negative provision for loan losses on such loans.

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
For impaired loans where the impairment amount is measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, any impairment that represents the change in present value attributable to the passage of time is recognized as provision for loan losses.
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
Affordable Housing Investments
The Bank has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout California. The partnership interests are accounted for utilizing the proportional amortization method with amortization expense and tax benefits recognized through the income tax provision in accordance with ASU 2014-1, Accounting for Investments in Qualified Affordable Housing Projects.

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
Business Combinations
Business combinations completed after January 1, 2009, are accounted for under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.
Recently Issued Accounting Standards
FASB ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends the guidance in U.S. GAAP on the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. The Company is currently evaluating the impact on its Consolidated Financial Statements.

FASB ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance is intended to reduce complexity in financial reporting and requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new guidance requires to disclose the nature and amount of measurement period adjustments. In addition, companies should present separately on the face of the income statement or disclose in the notes the portion of the adjustment recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The adoption of FASB ASU 2015-16 is not expected to have significant impact on our financial condition or result of operations.
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
FASB ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which improve targeted areas of the consolidation guidance and reduce the number of consolidation models. The Company may either apply the amendments retrospectively or use a modified retrospective approach. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.
FASB ASU 2014-17, Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force), which allows an acquired entity to elect to apply pushdown accounting in its separate financial statements on a change-in-control event. The acquired entity elects whether to apply pushdown accounting individually for each change-in-control event, and may apply pushdown accounting during the reporting period in which the change-in-control event occurs. Effective November 18, 2014, an acquired entity may apply ASU 2014-17to future change-in-control events. The Company did not make an election to apply FASB ASU 2014-17 for the acquisition of CBI, which has no impact on our financial condition or result of operations.
FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate.  ASU 2014-09 establishes a principles-based approach to recognizing revenue that applies to all contracts other than those covered by other authoritative U.S. GAAP guidance. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows are also required.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017 and is applied on either a modified retrospective or full retrospective basis. Early adoption is not permitted. The Company is currently evaluating the impact on its Consolidated Financial Statements.
FASB ASU 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, was issued to change the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-8 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. ASU 2014-8 is effective prospectively for new disposals (or classifications as held-for-sale) that occur within annual periods beginning on or after December 15, 2014, and interim periods within those annual periods, for public business entities and not-for-profit entities that have issued (or are a conduit obligor for) securities that are traded, listed, or quoted on an exchange or an over-the-counter market. For other entities, the ASU is effective for disposals (or classifications as held-for-sale) that occur within annual periods beginning on or after December 15, 2014, and interim periods thereafter. The adoption of the ASU did not have a significant impact on our financial condition or result of operations.
FASB ASU 2014-4, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (Topic 310-40), was issued to define the term in substance a repossession or foreclosure and physical possession in accounting literature and when a creditor should derecognize the loan receivable and recognize the real estate property. The amendments in this update are intended to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendment is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of FASB ASU 2014-4 did not have a significant impact on our financial condition or result of operations.
FASB ASU 2014-1, Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the Emerging Issues Task Force), was issued to permit a reporting entity to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments are expected to enable more entities to record the amortization of the investment in income tax expense together with the tax credits and other tax benefits generated from the partnership. The ASU is effective retrospectively for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. For all entities other than public business entities, the amendments are effective retrospectively for annual periods beginning after December 15, 2014, and interim periods within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the ASU effective April 1, 2014. See “Note 3— Accounting for Investment in Qualified Affordable Housing Projects.” for further details.
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

As Remeasured (1)
(In thousands)
Consideration paid:
CBI stockholders	$50,000
Redemption of preferred and cumulative unpaid dividends	28,675
Accrued interest on subordinated debentures	—
78,675
Assets acquired:
Cash and cash equivalents	197,209
Securities available for sale	663,497
Loans	297,272
Premises and equipment	17,925
Other real estate owned	25,952
Income tax assets, net	12,011
Core deposit intangible	2,213
FDIC loss sharing assets	11,413
Bank-owned life insurance	18,296
Servicing assets	7,497
Other assets	14,636
Total assets acquired	1,267,921
Liabilities assumed:
Deposits	1,098,997
Subordinated debentures	18,473
Rescinded stock obligation	15,485
FHLB advances	10,000
Servicing liabilities	6,039
Other liabilities	25,675
Total liabilities assumed	1,174,669
Total identifiable net assets	$93,252
Bargain purchase gain, net of deferred taxes	$(14,577)

(1)	There were no measurement period adjustments recorded during the year ended December 31, 2015. All adjustments were recorded in the year ended December 31, 2014.
The application of the acquisition method of accounting resulted in a bargain purchase gain of $14.6 million. The operations of CBI are included in our operating results since the acquisition date. Acquisition-related costs of $2.0 million million and $6.6 million for the years ended December 31, 2015 and 2014, respectively, were expensed as incurred as merger and integration costs. These expenses are comprised primarily of system conversion costs and professional fees. The $297.3 million estimated fair value of loans acquired from CBI was determined by utilizing a discounted cash flow methodology considering credit and interest rate risk. Cash flows were determined by estimating future loan losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a current market rate for similar loans. There was no carryover of CBI’s allowance for loan losses associated with the loans acquired as loans were initially recorded at fair value.

The following table summarizes the accretable yield on the PCI loans acquired from the CBI merger at August 31, 2014.

(In thousands)
Undiscounted contractual cash flows	$93,623
Nonaccretable discount	(17,421)
Undiscounted cash flow to be collected	76,202
Estimated fair value of PCI loans	65,346
Accretable yield	$10,856
The core deposit intangible (“CDI”) of $2.2 million was recognized for the core deposits acquired from CBI. The CDI is amortized over its useful life of approximately 10 years on an accelerated basis and reviewed for impairment as circumstances warrant. The CDI amortization expense for the years ended December 31, 2015 and 2014 was $379,000 and $133,000, respectively.
The fair value of savings and transactional deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Expected cash flows were utilized for the fair value calculation of the certificates of deposit based on the contractual terms of the certificates of deposit and the cash flows were discounted based on a current market rate for certificates of deposit with corresponding maturities. The premium of $11.3 million was recognized for certificates of deposit acquired from CBI. The accretion of time deposits premium for the years ended December 31, 2015 and 2014 was $5.6 million and $2.3 million, respectively.
The fair value of subordinated debentures was determined by estimating projected future cash flows and discounting them at a market rate of interest. A discount of $8.3 million was recognized for subordinated debentures, which will be amortized over their contractual term. The amortization of discount for the years ended December 31, 2015 and 2014 was $176,000 and $71,000, respectively.
Unaudited Pro Forma Results of Operations
The following table presents the unaudited pro forma results of operations for the periods presented as if the CBI acquisition had been completed on January 1, 2014. The unaudited pro forma results of operations include the historical accounts of Hanmi Financial and CBI and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had the CBI acquisition been completed at the beginning of 2014. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Year Ended December 31, 2014
(In thousands)
Pro forma revenues (net interest income plus noninterest income)	$225,120
Pro forma net income from continuing operations	$56,448
Pro forma earnings per share from continuing operations:
Basic	$1.78
Diluted	$1.77
Note 3 — Accounting for Investments in Qualified Affordable Housing Projects
The Bank invests in qualified affordable housing projects (low income housing) and previously accounted for them under the equity method of accounting. The Bank recognized its share of partnership losses in other operating expenses with the tax benefits recognized in the income tax provision. In January 2014, the FASB issued ASU 2014-1, Accounting for Investments in Qualified Affordable Housing Projects, which amends ASC 323 to provide the ability to elect the proportional amortization method with the amortization expense and tax benefits recognized through the income tax provision. This ASU is effective for the annual period beginning after December 15, 2014, with early adoption being permitted. The Bank elected to early adopt the provisions of the ASU in the second quarter of 2014 and elected the proportional amortization method as retrospective transition. This accounting change in the amortization methodology resulted in changes to account for amortization recognized in prior periods, which impacted the balance of tax credit investments and related tax accounts. The investment amortization expense is presented as a component of the income tax provision.
The cumulative effect of the retrospective application of this accounting principle was a $1.1 million charge to stockholders' equity as of January 1, 2012. Net income decreased $49,000 and $50,000 for years ended December 31, 2014 and 2013, respectively, due to the change in accounting principle.
The Bank determined that there were no events or changes in circumstances indicating that it is more likely than not that the carrying amount of the investment will not be realized. Therefore, no impairment was recognized as of December 31, 2015 or December 31, 2014. The investment in low income housing was $18.9 million and $21.3 million as of December 31, 2015 and 2014, respectively. The Bank’s unfunded commitments related to low income housing investments were $5.7 million and $11.9 million as of December 31, 2015 and December 31, 2014, respectively. As a component of income tax expense, the Bank recognized amortizations of $2.3 million and $1.6 million during the years ended December 31, 2015 and 2014, respectively, and tax credits and other benefits received from the tax expenses were $3.3 million and $2.3 million for the years ended December 31, 2015 and 2014, respectively.

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
Summarized financial information for our discontinued operations related to Chun-Ha and All World are as follows:

June 30, 2014
(In thousands)
Cash and cash equivalents	$1,602
Premises and equipment, net	90
Other intangible assets, net	1,089
Other assets	2,855
Total assets	$5,636
Income tax payable	$415
Accrued expenses and other liabilities	1,878
Total liabilities	$2,293
Net assets of discontinued operations	$3,343

	Year Ended December 31,
	2014	2013
	(In thousands)
Noninterest (loss) income	$(14)	$115
Gain on disposal	51	—
Income before taxes	37	115
Provision for income taxes	481	42
Net (loss) income from discontinued operations	$(444)	$73
Total assets	$—	$5,944
Net assets of discontinued operations	$—	$2,469

Note 5 — Securities
The following is a summary of securities available for sale as of December 31, 2015 and 2014:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(In thousands)
December 31, 2015
Mortgage-backed securities (1) (2)	$286,450	$392	$2,461	$284,381
Collateralized mortgage obligations (1)	97,904	79	997	96,986
U.S. government agency securities	48,478	—	656	47,822
SBA loan pool securities	63,670	7	411	63,266
Municipal bonds-tax exempt	162,101	1,820	19	163,902
Municipal bonds-taxable	13,932	189	88	14,033
Corporate bonds	5,017	—	24	4,993
U.S. treasury securities	159	1	—	160
Other securities	22,916	—	163	22,753
Total securities available for sale	$700,627	$2,488	$4,819	$698,296
December 31, 2014
Mortgage-backed securities (1) (2)	$571,678	$2,811	$1,203	$573,286
Collateralized mortgage obligations (1)	188,704	417	1,074	188,047
U.S. government agency securities	129,857	172	1,822	128,207
SBA loan pool securities	109,983	52	588	109,447
Municipal bonds-tax exempt	4,319	71	—	4,390
Municipal bonds-taxable	16,615	398	91	16,922
Corporate bonds	17,018	2	72	16,948
U.S. treasury securities	163	—	—	163
Other securities	22,916	57	80	22,893
Equity securities	450	—	36	414
Total securities available for sale	$1,061,703	$3,980	$4,966	$1,060,717

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities

(2)	A portion of the mortgage-backed securities is comprised of home mortgage-backed securities backed by home equity conversion mortgages.
The amortized cost and estimated fair value of securities as of December 31, 2015, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2064, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Over one year through five years	$14,303	$14,222
Over five years through ten years	152,114	152,032
Over ten years	149,856	150,675
Mortgage-backed securities	286,450	284,381
Collateralized mortgage obligations	97,904	96,986
Total	$700,627	$698,296
FASB ASC 320, “Investments – Debt and Equity Securities,” requires us to periodically evaluate our investments for other-than-temporary impairment (“OTTI”). There was no OTTI charge during the year ended December 31, 2015.
Gross unrealized losses on securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of December 31, 2015 and 2014:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(In thousands, except number of securities)
December 31, 2015
Mortgage-backed securities	$1,734	$193,931	52	$727	$21,659	9	$2,461	$215,590	61
Collateralized mortgage obligations	335	48,970	18	662	32,964	13	997	81,934	31
U.S. government agency securities	201	23,289	8	455	24,533	8	656	47,822	16
SBA loan pool securities	161	50,499	12	250	7,036	3	411	57,535	15
Municipal bonds-tax exempt	19	8,922	6	—	—	—	19	8,922	6
Municipal bonds-taxable	88	7,106	4	—	—	—	88	7,106	4
Corporate bonds	24	4,994	1	—	—	—	24	4,994	1
Other securities	66	21,820	3	97	928	3	163	22,748	6
Total	$2,628	$359,531	104	$2,191	$87,120	36	$4,819	$446,651	140
December 31, 2014
Mortgage-backed securities	$288	$102,704	21	$915	$50,625	19	$1,203	$153,329	40
Collateralized mortgage obligations	350	78,191	21	724	33,308	13	1,074	111,499	34
U.S. government agency securities	—	5,000	1	1,822	73,142	26	1,822	78,142	27
SBA loan pool securities	155	85,062	15	433	11,975	4	588	97,037	19
Municipal bonds-tax exempt	—	—	—	91	5,538	5	91	5,538	5
Corporate bonds	4	5,021	1	68	7,925	2	72	12,946	3
Other securities	—	—	—	80	1,945	4	80	1,945	4
Equity securities	36	214	1	—	—	—	36	214	1
Total	$833	$276,192	60	$4,133	$184,458	73	$4,966	$460,650	133

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2015 and December 31, 2014 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of December 31, 2015 and December 31, 2014. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.
FASB ASC 320 requires other-than-temporarily impaired securities to be written down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.
The Company does not intend to sell these securities and it is more likely than not that we will not be required to sell the investments before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2015 and December 31, 2014 were not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2015 and December 31, 2014 were warranted.
Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Gross realized gains on sales of securities	$6,776	$2,012	$1,602
Gross realized losses on sales of securities	(165)	(1)	(563)
Net realized gains on sales of securities	$6,611	$2,011	$1,039
Proceeds from sales of securities	$456,098	$169,533	$78,473
For the year ended December 31, 2015, there was a $6.6 million net gain in earnings resulting from the redemption and sale of securities that had previously been recognized as net unrealized gains of $1.9 million in comprehensive income. For the year ended December 31, 2014, there was a $2.0 million net gain in earnings resulting from the redemption and sale of securities that had previously been recorded as net unrealized losses of $498,000 in comprehensive income.
Securities available for sale with market values of $72.0 million and $76.2 million as of December 31, 2015 and 2014, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.
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
Loans Receivable
Loans receivable consisted of the following as of the dates indicated:

	December 31, 2015			December 31, 2014
	Non-PCI Loans	PCI Loans	Total
	(In thousands)
Real estate loans:
Commercial property (1)
Retail	$735,501	$4,849	$740,350	$684,400
Hotel/motel	539,345	4,080	543,425	462,718
Gas station	319,363	4,292	323,655	370,416
Other (2)	973,243	5,418	978,661	848,906
Construction	23,387	—	23,387	9,527
Residential property	234,879	1,157	236,036	135,462
Total real estate loans	2,825,718	19,796	2,845,514	2,511,429
Commercial and industrial loans:
Commercial term	152,602	171	152,773	116,536
Commercial lines of credit	128,224	—	128,224	93,970
International loans	31,879	—	31,879	38,974
Total commercial and industrial loans	312,705	171	312,876	249,480
Consumer loans (3)	24,879	47	24,926	27,589
Total gross loans	3,163,302	20,014	3,183,316	2,788,498
Allowance for loans losses	(37,494)	(5,441)	(42,935)	(52,666)
Loans receivable, net	$3,125,808	$14,573	$3,140,381	$2,735,832

(1)	Includes owner-occupied property loans of $1.20 billion and $1.12 billion as of December 31, 2015 and 2014, respectively.

(2)
Includes, among other property types, mixed-use, apartment, office, industrial, faith-based facilities and warehouse; the remaining real estate categories represents less than one percent of the Bank's total loans.

(3)	Consumer loans include home equity lines of credit
Accrued interest on loans receivable was $7.9 million and $6.4 million at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, loans receivable totaling $557.7 million and $840.0 million, respectively, were pledged to secure advances from the FHLB and the FRB’s discount window.

The following table details the information on the sales and reclassifications of loans receivable to loans held for sale (excluding PCI loans) by portfolio segment for the years ended December 31, 2015 and 2014:

	Real Estate	Commercial and Industrial	Total Non-PCI
	(In thousands)
December 31, 2015
Balance at beginning of period	$3,323	$2,128	$5,451
Origination of loans held for sale	56,247	30,410	86,657
Reclassification from loans receivable to loans held for sale	360	—	360
Sales of loans held for sale	(59,030)	(30,441)	(89,471)
Principal payoffs and amortization	(60)	(63)	(123)
Balance at end of period	$840	$2,034	$2,874
December 31, 2014
Balance at beginning of period	$—	$—	$—
Origination of loans held for sale	38,379	9,606	47,985
Sales of loans held for sale	(34,994)	(7,418)	(42,412)
Principal payoffs and amortization	(62)	(60)	(122)
Balance at end of period	$3,323	$2,128	$5,451
For the year ended December 31, 2015, there was $360,000 reclassification of loans receivable as loans held for sale, and loans held for sale of $89.5 million were sold. For the year ended December 31, 2014, there was no reclassification of loans receivable as loans held for sale, and loans held for sale of $42.4 million were sold.
Allowance for Loan Losses and Allowance for Off-Balance Sheet Items
Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the Year Ended December 31,
	2015
	Non-PCI Loans	PCI Loans	Total	2014	2013
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$51,640	$1,026	$52,666	$57,555	$63,305
Charge-offs	(3,531)	—	(3,531)	(6,992)	(11,862)
Recoveries on loans previously charged off	5,423	—	5,423	8,361	5,536
Net loan recoveries (charge-offs)	1,892	—	1,892	1,369	(6,326)
(Negative provision) provision charged to operating expense	(16,038)	4,415	(11,623)	(6,258)	576
Balance at end of period	$37,494	$5,441	$42,935	$52,666	$57,555

Allowance for off-balance sheet items:
Balance at beginning of period	$1,366	$—	$1,366	$1,248	$1,824
Provision (negative provision) charged to operating expense	(380)	—	$(380)	118	(576)
Balance at end of period	$986	$—	$986	$1,366	$1,248

The allowance for off-balance sheet items is maintained at a level believed to be sufficient to absorb probable losses related to these unfunded credit facilities. The determination of the allowance adequacy is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of December 31, 2015 and 2014, the allowance for off-balance sheet items amounted $1.0 million and $1.4 million, respectively. Net adjustments to the allowance for off-balance sheet items are included in other operating expenses.

The following table details the information on the allowance for loan losses by portfolio segment for the years ended December 31, 2015 and 2014:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2015
Allowance for loan losses on Non-PCI loans:
Beginning balance	$41,194	$9,142	$220	$1,084	$51,640
Charge-offs	(565)	(2,966)	—	—	(3,531)
Recoveries on loans previously charged off	2,080	3,339	4	—	5,423
(Negative provision) provision	(12,909)	(2,434)	18	(713)	(16,038)
Ending balance	$29,800	$7,081	$242	$371	$37,494
Ending balance: individually evaluated for impairment	$3,858	$587	$—	$—	$4,445
Ending balance: collectively evaluated for impairment	$25,942	$6,494	$242	$371	$33,049
Non-PCI loans receivable:
Ending balance	$2,825,718	$312,705	$24,879	$—	$3,163,302
Ending balance: individually evaluated for impairment	$27,341	$6,853	$1,665	$—	$35,859
Ending balance: collectively evaluated for impairment	$2,798,377	$305,852	$23,214	$—	$3,127,443
Allowance for loan losses on PCI loans:
Beginning balance	$895	$131	$—	$—	$1,026
Provision	4,502	(89)	2	—	4,415
Ending balance: acquired with deteriorated credit quality	$5,397	$42	$2	$—	$5,441
PCI loans receivable:
Ending balance: acquired with deteriorated credit quality	$19,796	$171	$47	$—	$20,014
December 31, 2014
Allowance for loan losses on Non-PCI loans:
Beginning balance	$43,550	$11,287	$1,427	$1,291	$57,555
Charge-offs	(3,009)	(3,881)	(102)	—	(6,992)
Recoveries on loans previously charged off	4,348	3,801	212	—	8,361
Provision (negative provision)	(3,695)	(2,065)	(1,317)	(207)	(7,284)
Ending balance	$41,194	$9,142	$220	$1,084	$51,640
Ending balance: individually evaluated for impairment	$2,517	$2,729	$—	$—	$5,246
Ending balance: collectively evaluated for impairment	$38,677	$6,413	$220	$1,084	$46,394
Non-PCI loans receivable:
Ending balance	$2,464,386	$248,862	$27,512	$—	$2,740,760
Ending balance: individually evaluated for impairment	$32,497	$11,626	$1,742	$—	$45,865
Ending balance: collectively evaluated for impairment	$2,431,889	$237,236	$25,770	$—	$2,694,895

Loan Quality Indicators
As part of the on-going monitoring of the quality of our loan portfolio, we utilize an internal loan grading system to identify credit risk and assign an appropriate grade (from 0 to (8)) for each and every loan in our loan portfolio. A third-party loan review is required on an annual basis. Additional adjustments are made when determined to be necessary. The loan grade definitions are as follows:
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
Special Mention: A Special Mention loan, grade (5), has potential weaknesses that deserve management’s close attention. If not corrected, these potential weaknesses may result in deterioration of the repayment of the debt and result in a Substandard classification. Loans that have significant actual, not potential, weaknesses are considered more severely classified.
Substandard: A Substandard loan , grade (6), has a well-defined weakness that jeopardizes the liquidation of the debt. A loan graded Substandard is not protected by the sound worth and paying capacity of the borrower, or of the value and type of collateral pledged. With a Substandard loan, there is a distinct possibility that the Bank will sustain some loss if the weaknesses or deficiencies are not corrected.
Doubtful: A Doubtful loan, grade (7), is one that has critical weaknesses that would make the collection or liquidation of the full amount due improbable. However, there may be pending events which may work to strengthen the loan, and therefore the amount or timing of a possible loss cannot be determined at the current time.
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

As of December 31, 2015 and 2014, pass/pass-watch, special mention and classified (substandard and doubtful) loans (excluding PCI loans), disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total
	(In thousands)
December 31, 2015
Real estate loans:
Commercial property
Retail	$722,483	$9,519	$3,499	$735,501
Hotel/motel	517,462	9,604	12,279	539,345
Gas station	309,598	5,897	3,868	319,363
Other	953,839	8,662	10,742	973,243
Construction	23,387	—	—	23,387
Residential property	232,862	58	1,959	234,879
Commercial and industrial loans:
Commercial term	145,773	2,370	4,459	152,602
Commercial lines of credit	127,579	195	450	128,224
International loans	29,719	2,160	—	31,879
Consumer loans	22,707	91	2,081	24,879
Total Non-PCI loans	$3,085,409	$38,556	$39,337	$3,163,302
December 31, 2014
Real estate loans:
Commercial property
Retail	$654,360	$18,013	$2,699	$675,072
Hotel/motel	397,437	46,365	10,697	454,499
Gas station	345,775	8,899	7,566	362,240
Other	822,037	9,543	10,546	842,126
Construction	9,517	—	—	9,517
Residential property	118,688	66	2,178	120,932
Commercial and industrial loans:
Commercial term	106,326	1,225	8,522	116,073
Commercial lines of credit	92,312	993	555	93,860
International loans	36,121	252	2,556	38,929
Consumer loans	25,313	131	2,068	27,512
Total Non-PCI loans	$2,607,886	$85,487	$47,387	$2,740,760

The following is an aging analysis of gross loans (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Accruing 90 Days or More Past Due
	(In thousands)
December 31, 2015
Real estate loans:
Commercial property
Retail	$441	$343	$399	$1,183	$734,318	$735,501	$—
Hotel/motel	1,250	49	3,840	5,139	534,206	539,345	—
Gas station	959	406	1,517	2,882	316,481	319,363	—
Other	1,144	661	1,636	3,441	969,802	973,243	—
Construction	—	—	—	—	23,387	23,387	—
Residential property	—	—	396	396	234,483	234,879	—
Commercial and industrial loans:
Commercial term	420	253	458	1,131	151,471	152,602	—
Commercial lines of credit	58	—	392	450	127,774	128,224	—
International loans	—	497	—	497	31,382	31,879	—
Consumer loans	250	5	—	255	24,624	24,879	—
Total Non-PCI loans	$4,522	$2,214	$8,638	$15,374	$3,147,928	$3,163,302	$—
December 31, 2014
Real estate loans:
Commercial property
Retail	$1,554	$281	$1,920	$3,755	$671,317	$675,072	$—
Hotel/motel	1,531	2,340	433	4,304	450,195	454,499	—
Gas station	2,991	1,113	353	4,457	357,783	362,240	—
Other	1,674	2,156	1,142	4,972	837,154	842,126	—
Construction	—	—	—	—	9,517	9,517	—
Residential property	167	—	687	854	120,078	120,932	—
Commercial and industrial loans:
Commercial term	1,107	490	2,847	4,444	111,629	116,073	—
Commercial lines of credit	—	—	227	227	93,633	93,860	—
International loans	200	—	—	200	38,729	38,929	—
Consumer loans	489	349	248	1,086	26,426	27,512	—
Total Non-PCI loans	$9,713	$6,729	$7,857	$24,299	$2,716,461	$2,740,760	$—
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
			(In thousands)
As of or for The Year Ended December 31, 2015
Real estate loans:
Commercial property
Retail	$2,597	$2,892	$2,435	$162	$27	$3,878	$277
Hotel/motel	7,168	7,538	2,873	4,295	3,068	6,628	572
Gas station	5,393	5,815	4,400	993	112	7,116	436
Other	9,288	10,810	7,219	2,069	647	10,218	795
Residential property	2,895	3,081	2,608	287	4	2,839	120
Commercial and industrial loans:
Commercial term	5,257	5,621	1,858	3,399	457	6,637	368
Commercial lines of credit	381	493	280	101	100	1,515	42
International loans	1,215	1,215	647	568	30	1,257	—
Consumer loans	1,665	1,898	1,665	—	—	1,753	73
Total Non-PCI loans	$35,859	$39,363	$23,985	$11,874	$4,445	$41,841	$2,683
As of or for The Year Ended December 31, 2014
Real estate loans:
Commercial property
Retail	$4,436	$4,546	$1,938	$2,498	$220	$5,373	$251
Hotel/motel	5,835	6,426	4,581	1,254	1,828	4,583	398
Gas station	8,974	9,594	8,526	448	150	11,281	787
Other	10,125	11,591	8,890	1,235	319	10,579	885
Residential property	3,127	3,268	3,127	—	—	2,924	115
Commercial and industrial loans:
Commercial term	7,614	8,133	2,999	4,615	2,443	9,458	566
Commercial lines of credit	466	575	466	—	—	1,205	66
International loans	3,546	3,546	2,628	918	286	1,736	33
Consumer loans	1,742	1,907	1,742	—	—	1,651	59
Total Non-PCI loans	$45,865	$49,586	$34,897	$10,968	$5,246	$48,790	$3,160
As of or for The Year Ended December 31, 2013
Real estate loans:
Commercial property
Retail	$6,244	$6,332	$3,767	$2,477	$305	$4,342	$166
Hotel/motel	6,200	6,940	4,668	1,532	1,183	5,125	530
Gas station	9,389	9,884	8,592	797	209	8,939	756
Other	11,451	12,882	9,555	1,896	351	10,014	1,047
Residential property	2,678	2,773	2,678	—	—	2,941	117
Commercial and industrial loans:
Commercial term	13,834	14,308	2,929	10,905	3,806	13,083	968
Commercial lines of credit	614	686	173	441	252	1,008	54
International loans	1,087	1,087	286	801	78	1,284	—
Consumer loans	1,569	1,671	644	925	284	1,612	71
Total Non-PCI loans	$53,066	$56,563	$33,292	$19,774	$6,468	$48,348	$3,709

The following is a summary of interest foregone on impaired loans (excluding PCI loans) for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$4,168	$4,468	$4,451
Less: Interest income recognized on impaired loans	(2,683)	(3,160)	(3,708)
Interest foregone on impaired loans	$1,485	$1,308	$743
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
The following table details nonaccrual loans (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	As of December 31,
	2015	2014
	(In thousands)
Real estate loans:
Commercial property
Retail	$946	$2,160
Hotel/motel	5,790	3,835
Gas station	2,774	3,478
Other	4,068	4,961
Residential property	1,386	1,588
Commercial and industrial loans:
Commercial term	2,193	7,052
Commercial lines of credit	450	466
Consumer loans	1,511	1,742
Total nonaccrual Non-PCI loans	$19,118	$25,282

The following table details nonperforming assets (excluding PCI loans) as of the dates indicated:

	As of December 31,
	2015	2014
	(In thousands)
Nonaccrual Non-PCI loans	$19,118	$25,282
Loans 90 days or more past due and still accruing	—	—
Total nonperforming Non-PCI loans	19,118	25,282
Other real estate owned	8,511	15,790
Total nonperforming assets	$27,629	$41,072
As of December 31, 2015, OREO consisted of fourteen properties with a combined carrying value of $8.5 million, including a $7.4 million OREO acquired in the CBI acquisition or were obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date. As of December 31, 2014, OREO consisted of twenty-seven properties with a combined carrying value of $15.8 million, including a $15.3 million OREO acquired in the CBI acquisition or were obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date.
Troubled Debt Restructuring
In April 2011, the FASB issued ASU 2011-2, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which clarifies the guidance for evaluating whether a restructuring constitutes a TDR. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For the purposes of measuring impairment of loans that are newly considered impaired, the guidance should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.
As a result of the amendments in ASU 2011-2, we reassessed all restructurings that occurred on or after the beginning of the annual period and identified certain receivables as TDRs. Upon identifying those receivables as TDRs, we considered them impaired and applied the impairment measurement guidance prospectively for those receivables newly identified as impaired.
The following table details TDRs (excluding PCI loans), disaggregated by concession type and by loan type, as of December 31, 2015, 2014 and 2013:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(In thousands)
December 31, 2015
Real estate loans:
Commercial property
Retail	$—	$—	$—	$344	$344	$—	$—	$1,227	$—	$1,227
Hotel/motel	1,216	28	—	—	1,244	414	—	—	—	414
Gas station	959	—	—	—	959	—	—	—	—	—
Other	—	1,301	216	8	1,525	3,537	—	322	1,378	5,237
Residential property	689	—	—	—	689	—	—	—	299	299
Commercial and industrial loans:
Commercial term	45	—	997	679	1,721	40	214	1,673	945	2,872
Commercial lines of credit	222	—	—	58	280	—	—	—	—	—
International loans	—	—	—	—	—	—	—	—	—	—
Consumer loans	—	—	116	—	116	250	—	—	—	250
Total Non-PCI loans	$3,131	$1,329	$1,329	$1,089	$6,878	$4,241	$214	$3,222	$2,622	$10,299
December 31, 2014
Real estate loans:
Commercial property
Retail	$—	$—	$—	$2,032	$2,032	$306	$—	$—	$—	$306
Hotel/motel	1,115	(53)	—	—	1,062	1,807	—	—	—	1,807
Gas station	1,075	—	—	—	1,075	2,335	—	—	—	2,335
Other	943	1,498	433	24	2,898	2,343	—	782	1,372	4,497
Residential property	742	—	—	—	742	—	—	—	308	308
Commercial and industrial loans:
Commercial term	14	(1)	2,556	1,481	4,050	57	226	567	1,358	2,208
Commercial lines of credit	227	—	126	113	466	2,156	—	—	—	2,156
International loans	—	—	—	—	—	—	—	200	—	200
Consumer loans	—	—	131	—	131	—	—	—	—	—
Total Non-PCI loans	$4,116	$1,444	$3,246	$3,650	$12,456	$9,004	$226	$1,549	$3,038	$13,817
December 31, 2013
Real estate loans:
Commercial property
Retail	$—	$—	$—	$750	$750	$—	$—	$—	$474	$474
Hotel/motel	1,272	758	—	—	2,030	1,000	—	—	—	1,000
Gas station	1,291	—	729	—	2,020	365	—	—	2,609	2,974
Other	403	1,279	555	—	2,237	2,956	—	1,253	2,027	6,236
Residential property	795	—	—	—	795	—	—	—	—	—
Commercial and industrial loans:
Commercial term	25	206	1,449	851	2,531	1,203	—	2,286	3,817	7,306
Commercial lines of credit	—	—	—	173	173	—	—	191	—	191
International loans	—	—	—	—	—	—	—	1,087	—	1,087
Consumer loans	—	—	—	—	—	—	—	149	—	149
Total Non-PCI loans	$3,786	$2,243	$2,733	$1,774	$10,536	$5,524	$—	$4,966	$8,927	$19,417
As of December 31, 2015, 2014 and 2013, total TDRs, excluding loans held for sale, were $17.2 million, $26.3 million and $30.0 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for six months or less. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1)the present value of expected future cash flows discounted at the loan’s effective interest rate; (2)the loan’s observable market price; or (3)the fair value of the collateral if the loan is collateral dependent.
At December 31, 2015, 2014 and 2013, TDRs, excluding loans held for sale, were subjected to specific impairment analysis, and we determined impairment reserves of $1.0 million, $2.9 million and $2.8 million, respectively, related to these loans which were included in the allowance for loan losses.
The following table details TDRs (excluding PCI loans), disaggregated by loan class, for the years ended December 31, 2015, 2014 and 2013:

	December 31, 2015			December 31, 2014			December 31, 2013
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
				(In thousands, except number of loans)
Real estate loans:
Commercial property
Retail (1)	1	$1,230	$1,227	2	$2,205	$2,032	—	$—	$—
Hotel/motel (2)	—	—	—	1	832	821	1	1,000	1,000
Gas station (3)	—	—	—	1	2,040	1,979	3	903	819
Other (4)	2	725	724	3	1,422	1,352	4	1,853	1,796
Residential property (5)	—	—	—	1	317	308	—	—	—
Commercial and industrial loans:
Commercial term (6)	10	973	801	5	721	629	20	4,068	3,534
Commercial lines of credit (7)	—	—	—	3	2,366	2,509	2	220	191
International loans (8)	—	—	—	1	480	200	2	1,584	1,087
Consumer loans (9)	1	250	250	—	—	—	1	149	149
Total Non-PCI loans	14	$3,178	$3,002	17	$10,383	$9,830	33	$9,777	$8,576

(1)
Includes a modification of $1.2 million through a reduction of principal or accrued interest payment for the year ended December 31, 2015 and a modification of $2.0 million through payment deferrals for the year ended December 31, 2014.

(2)	Includes a modification of $821,000 through a payment deferral for the year ended December 31, 2014 and a modification of $1.0 million through payment deferral for the year ended December 31, 2013.

(3)
Includes a modification of $2.0 million through a payment deferral for the year ended December 31, 2014 and modifications of $90,000 through payment deferral and $729,000 through reductions of principal or accrued interest for the year ended December 31, 2013.

(4)
Includes a modification of $725,000 through payment deferrals for the year ended December 31, 2015 and modifications of $943,000 through a payment deferral, $385,000 through a reduction of principal or accrued interest and $24,000 through an extension of maturity for the year ended December 31, 2014, modifications of $365,000 through a payment deferral, $785,000 through a reduction of principal or accrued interest and $645,000 through an extension of maturity for the year ended December 31, 2013.

(5)	Includes a modification of $308,000 through an extension of maturity for the year ended December 31, 2014.

(6)
Includes modifications of $34,000 through payment deferral, $60,000 through reductions of principal or accrued interest and $707,000 through extensions of maturity for the year ended December 31, 2015, modifications of $184,000 through reductions of principal or accrued interest and $445,000 through extensions of maturity for the year ended December 31, 2014, modifications of $386,000 through payment deferrals, $733,000 through a reduction of principal or accrued interest and $2.5 million through extensions of maturity for the year ended December 31, 2013.

(7)
Includes modifications of $2.4 million through payment deferrals and $126,000 through a reduction of principal or accrued interest for the year ended December 31, 2014, and a modification o f $191,000 through a reduction of principal or accrued interest for the year ended December 31, 2013.

(8)
Includes a modification of $200,000 through a reduction of principal or accrued interest for the year ended December 31, 2014, and a modification of $1.1 million through a reduction of principal or accrued interest for the year ended December 31, 2013.

(9)
Includes a modification of $250,000 through a payment deferral for the year ended December 31, 2015 and a modification of $149,000 through a reduction of principal or accrued interest for the year ended December 31, 2013.

During the year ended December 31, 2015, we restructured monthly payments on 14 loans, with a net carrying value of $3.0 million as of December 31, 2015, through temporary payment structure modifications or re-amortization. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.
The following table details TDRs (excluding PCI loans) that defaulted subsequent to the modifications occurring within the previous twelve months, disaggregated by loan class, for years ended December 31, 2015, 2014 and 2013, respectively:

	For the Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands, except number of loans)
Real estate loans:
Commercial property
Retail	—	$—	1	$1,856	—	$—
Gas station	—	—	—	—	1	90
Other	1	412	3	1,352	1	125
Commercial and industrial loans:
Commercial term	1	178	—	—	2	123
Commercial lines of credit	—	—	2	353	—	—
Total Non-PCI loans	2	$590	6	$3,561	4	$338
Purchased Credit Impaired Loans
As part of the acquisition of CBI, the Company purchased loans for which there was, at acquisition, evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table summarizes the changes in carrying value of PCI loans during the year ended December 31, 2015 :

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(In thousands)		(In thousands)
Beginning Balance	$43,475	$(11,025)	$—	$—
Additions from CBI acquisition at August 31, 2014	—	—	65,346	(10,856)
Accretion	2,956	2,956	1,448	1,448
Payments received	(31,215)	—	(17,803)	—
Disposal/transfers to OREO	3,772	—	(4,490)	—
Change in expected cash flows, net	—	2,125	—	(1,617)
Provision for credit losses	(4,415)	—	(1,026)	—
Ending Balance	$14,573	$(5,944)	$43,475	$(11,025)
As of December 31, 2015 and 2014, pass/pass-watch, special mention and classified (substandard and doubtful) PCI loans, disaggregated by loan class, were as follows:

	December 31, 2015
	Pass/Pass-Watch	Special Mention	Classified	Total	Allowance Amount	Total PCI Loans
	(In thousands)
Real estate loans:
Commercial property
Retail	$—	$—	$4,849	$4,849	$269	$4,580
Hotel/motel	186	—	3,894	$4,080	88	3,992
Gas station	—	176	4,116	$4,292	477	3,815
Other	—	—	5,418	$5,418	4,412	1,006
Residential property	999	—	158	$1,157	151	1,006
Commercial and industrial loans:
Commercial term	—	—	171	$171	42	129
Consumer loans	—	—	47	$47	2	45
Total PCI loans	$1,185	$176	$18,653	$20,014	$5,441	$14,573

	December 31, 2014
	Pass/Pass-Watch	Special Mention	Classified	Total	Allowance Amount	Total PCI Loans
	(In thousands)
Real estate loans:
Commercial property
Retail	$1,207	$219	$7,109	$8,535	$401	$8,134
Hotel/motel	—	—	7,682	$7,682	99	7,583
Gas station	—	1,242	6,503	$7,745	302	7,443
Other	—	—	5,796	$5,796	65	5,731
Residential property	—	—	14,371	$14,371	28	14,343
Commercial and industrial loans:				$—
Commercial term	—	—	327	$327	131	196
Consumer loans	—	—	45	$45	—	45
Total PCI loans	$1,207	$1,461	$41,833	$44,501	$1,026	$43,475

Loans accounted for as PCI are generally considered accruing and performing loans as the accretable discount is accreted to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans are classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of December 31, 2015, we had no PCI loans on nonaccrual status and included in the delinquency table below.
Below is a summary of a acquired purchased credit impaired loans as of the CBI acquisition date, August 31, 2014 and December 31, 2015.

As of August 31, 2014	Pooled PCI Loans				Non-pooled PCI Loans
	#Loans	#Pools	Carrying Amount (In thousands)	% of total	#Loans	Carrying Amount (In thousands)	% of total	Total PCI Loans (In thousands)
Real estate loans:
Commercial property	152	11	$57,894	96%	2	$2,274	4%	$60,168
Construction	—	—	—	0%	1	183	100%	183
Residential property	13	4	2,701	60%	5	1,771	40%	4,472
Total real estate loans	165	15	60,595	93%	8	4,228	7%	64,823
Commercial and industrial loans	34	4	506	100%	—	—	0%	506
Consumer loans	2	1	17	100%	—	—	0%	17
Total acquired loans	201	20	$61,118	94%	8	$4,228	6%	$65,346

As of December 31, 2015	Pooled PCI Loans				Non-pooled PCI Loans
	#Loans	#Pools	Carrying Amount (In thousands)	% of total	#Loans	Carrying Amount (In thousands)	% of total	Total PCI Loans (In thousands)
Real estate loans:
Commercial property	71	9	$17,644	95%	2	$995	5%	$18,639
Construction	—	—	—	—%	—	—	—%	—
Residential property	2	2	119	10%	2	1,038	90%	1,157
Total real estate loans	73	11	17,763	90%	4	2,033	10%	19,796
Commercial and industrial loans	11	3	171	100%	—	—	—%	171
Consumer loans	1	1	47	100%	—	—	—%	47
Total acquired loans	85	15	$17,981	90%	4	$2,033	10%	$20,014
Allowance for loan losses			$(5,136)			$(305)		$(5,441)
Total carrying amount			$12,845			$1,728		$14,573

The following table presents a summary of the borrowers’ underlying payment status of PCI loans as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Allowance Amount	Total PCI Loans
	(In thousands)
December 31, 2015
Real estate loans:
Commercial property
Retail	$—	$267	$1,109	$1,376	$3,473	$4,849	$269	$4,580
Hotel/motel	—	9	154	163	3,917	4,080	88	3,992
Gas station	—	—	457	457	3,835	4,292	477	3,815
Other	4	—	4,996	5,000	418	5,418	4,412	1,006
Residential property	—	—	158	158	999	1,157	151	1,006
Commercial and industrial loans:
Commercial term	—	—	4	4	167	171	42	129
Consumer loans	—	—	47	47	—	47	2	45
Total PCI loans	$4	$276	$6,925	$7,205	$12,809	$20,014	$5,441	$14,573
Servicing Assets & Liabilities
The changes in servicing assets and liabilities for the years ended December 31, 2015 and 2014 were as follows:

	As of December 31,
	2015	2014
	(In thousands)
Servicing assets:
Balance at beginning of period	$13,773	$6,833
Additions from CBI acquisition	—	7,497
Addition related to sale of SBA loans	2,573	1,332
Impairment provision	(330)
Amortization	(4,272)	(1,889)
Balance at end of period	$11,744	$13,773
Servicing liabilities:
Balance at beginning of period	$5,971	$106
Additions from CBI acquisition	—	6,039
Amortization	(1,187)	(174)
Balance at end of period	$4,784	$5,971
At December 31, 2015 and 2014, we serviced the loans sold to unaffiliated parties in the amounts of $474.0 million and $500.9 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.
FDIC Loss Sharing Asset & Liability
The FDIC loss sharing asset and liability related to the assumption of Single Family and Commercial Shared-Loss Agreement (“SLAs”) between CBI and the FDIC is arising from the CBI’s acquisition of Mutual Bank. The loss sharing asset was measured at its fair value as of August 31, 2014 in conjunction with the acquisition of CBI. During the third quarter of 2014, the Bank submitted losses in excess of the stated reimbursement threshold of $611.0 million, increasing the reimbursable percentage to 95 from 80. The three-year recovery period on the Commercial Share-Loss Portfolio commenced on October 1, 2014. During this period, 95 percent of any recoveries of previously charged-off and reimbursed Commercial SLA loans need to be reimbursed to the FDIC, less any reasonable recovery costs incurred. As of December 31, 2015, the FDIC loss sharing liability was $1.3 million which consisted of $2.3 million of FDIC recoveries partially offset by $1.0 million of reimbursable expenses. Of the $1.3 million net payable to FDIC, $1.3 million is payable under the Non-Single Family SLA and none is due from the FDIC for losses covered under the Single Family SLA.
Note 7 — Premises and Equipment
The following is a summary of the major components of premises and equipment:

	As of December 31,
	2015	2014
	(In thousands)
Land	$9,810	$9,860
Building and improvements	19,455	19,598
Furniture and equipment	19,711	17,902
Leasehold improvements	11,296	11,403
Software	—	862
	60,272	59,625
Accumulated depreciation and amortization	(30,075)	(28,713)
Impairment reserve	(363)	—
Total premises and equipment, net	$29,834	$30,912
Depreciation and amortization expenses related to premises and equipment totaled $3.1 million, $2.2 million and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 8 — Intangible Assets
The core deposit intangible ("CDI") of $2.2 million was recognized for the core deposits acquired from CBI merger at August 31, 2014. Company's intangible assets were as follows for the periods indicated:

		December 31, 2015			December 31, 2014
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
				(In thousands)
Intangible assets:
Core deposit intangible	10 years	$2,213	$(512)	$1,701	$2,213	$(133)	$2,080

Total intangible assets		$2,213	$(512)	$1,701	$2,213	$(133)	$2,080
CDI amortization expense for the year ended December 31, 2015 was $379,000 and estimated future amortization expense related to CDI for each of the next five years is as follows:

Year Ending December 31,	Amount
(In thousands)
2016	$326
2017	281
2018	241
2019	208
2020	178
Thereafter	467
Total	$1,701
As of December 31, 2015 and 2014, management was not aware of any circumstances that would indicate impairment of other intangible assets. There was no impairment charges related to other intangible asset recorded through earnings in 2015 or 2014.
Note 9 — Deposits
At December 31, 2015, the scheduled maturities of time deposits are as follows:

Year Ending December 31,	Time Deposits of $250,000 or More	Other Time Deposits	Total
	(In thousands)
2016	$336,282	$822,159	$1,158,441
2017	37,701	101,726	139,427
2018	10,924	47,109	58,033
2019	2,812	9,413	12,225
2020	788	17,316	18,104
Thereafter	280	1,503	1,783
Total	$388,787	$999,226	$1,388,013

A summary of interest expense on deposits was as follows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Savings	$419	$1,646	$1,812
Money market checking and NOW accounts	3,890	3,213	2,912
Time deposits of $100,000 or more	6,639	4,321	4,094
Other time deposits	4,462	4,380	3,860
Total interest expense on deposits	$15,410	$13,560	$12,678
Accrued interest payable on deposits totaled $3.2 million and $3.5 million at December 31, 2015 and 2014, respectively. Total deposits reclassified to loans due to overdrafts at December 31, 2015 and 2014 were $1.8 million and $1.0 million, respectively.
Note 10 — FHLB Advances and Other Borrowings
FHLB advances and other borrowings consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
FHLB advances	$170,000	$150,000
Total FHLB advances	$170,000	$150,000
FHLB advances represent collateralized obligations with the FHLB. The following is a summary of contractual maturities pertaining to FHLB advances:

Year of Maturity	Amount	Weighted- Average Interest Rate
	(In thousands)
2015	$170,000	0.27%
Total	$170,000	0.27%
The following is financial data pertaining to FHLB advances:

	As of December 31,
	2015	2014	2013
	(In thousands)
Weighted-average interest rate at end of year	0.27%	0.27%	0.16%
Weighted-average interest rate during the year	0.20%	0.21%	2.28%
Average balance of FHLB advances	$38,110	$69,781	$6,573
Maximum amount outstanding at any month-end	$180,000	$150,000	$127,546
We have pledged loans receivable with market values of $518.8 million as collateral with the FHLB for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is $457.2 million, of which $287.2 million remained available as of December 31, 2015. At December 31, 2015, we had $31.8 million available for use through the Fed Discount Window, as we pledged loans receivable with carrying values of $47.4 million, and there were no borrowings.
At December 31, 2015, advances from the FHLB were $170.0 million, an increase of $20.0 million from $150.0 million at December 31, 2014, and the FHLB advances were all overnight borrowings at December 31, 2015. For the years ended December 31, 2015, 2014 and 2013 interest expense on FHLB advances were $76,000, $151,000 and $151,000, respectively, and the weighted-average interest rates were 0.20 percent , 0.21 percent and 2.28 percent, respectively.

Note 11 — Subordinated Debentures and Rescinded Stock Obligation
Subordinated Debentures
During the third quarter of 2014, the Company assumed CBI’s Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount will be amortized to interest expense over the remaining term. In December 2005, a trust was formed by CBI and issued $26.0 million Trust Preferred Securities (“TPS”) at 6.26 percent fixed rate for the first five years and a variable rate at the 3 month LIBOR plus 140 basis thereafter and invested the proceeds in Subordinated Debentures. The Subordinated Debentures will mature on December 31, 2035, however, the Bank may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. The discount amortization was $176,000 and $71,000 for the years ended December 31, 2015 and 2014, respectively.
Rescinded Stock Obligation
Hanmi Financial assumed a rescinded stock obligation of $15.5 million and related accrued interest payable of $4.5 million at the closing date. The obligation resulted from the issuance of CBI common shares that CBI was not legally authorized to issue in 2010 and 2009. Interest has been accrued on the obligation statutory at interest rates that vary from state to state. During 2015, the remaining rescinded stock obligation of $933,000 and related accrued interest payable of $288,000 have been paid in full.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Unrecognized tax benefits at beginning of year	$1,765	$1,254	$1,254
Gross increases for tax positions of prior years	—	676	—
Gross decreases for tax positions of prior years	—	(165)	—
Lapse of statute of limitations	(831)	—	—
Unrecognized tax benefits at end of year	$934	$1,765	$1,254
The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $0.9 million, $1.5 million and $1.0 million as of December 31, 2015, 2014 and 2013, respectively.
For the year ended December 31, 2015, unrecognized tax benefits decreased by $831,000 in connection with the tax position taken on expense related to Section 195 and FRB Stock dividend. For the year ended December 31, 2014, unrecognized tax benefits increased by 676,000 related to California Enterprise Zone interest deduction, offset by $165,000 decrease in connection with the tax position related to non-qualified stock option. For the year ended December 31, 2013, there was no addition in unrecognized tax benefit except increase in accrued interest.
In 2015, 2014 and 2013, the Company accrued interest of $20,000, $52,000 and $45,000 for uncertain tax benefits, respectively. As of December 31, 2015, 2014 and 2013, the total amounts of accrued interest related to uncertain tax positions, net of federal tax benefit, were $67,000, $366,000 and $403,000, respectively. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest and penalties are included within the related tax liability line on the Consolidated Balance Sheets.
Unrecognized tax benefit primarily includes state exposures from California Enterprise Zone interest deductions. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

As of December 31, 2015, the Company was subject to examination by various federal and state tax authorities for the years ended December 31, 2008 through 2015. As of December 31, 2015, the Company was subjected to audit or examination by Internal Revenue Service for the 2013 tax year and California FTB for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements due to the result of the audits.
A summary of the provision (benefit) for income taxes was as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current expense:
Federal	$14,755	$21,037	$12,711
State	5,084	5,753	463
Total current expense	19,839	26,790	13,174
Deferred expense (benefit):
Federal	13,663	(3,597)	8,197
State	4,680	(333)	1,403
Total deferred expense	18,343	(3,930)	9,600
Provision for income taxes	$38,182	$22,860	$22,774
Deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Deferred tax assets:
Loan loss provision	$27,695	$47,829	$27,607
Depreciation	—	3,855	1,180
Purchase accounting	6,955	—	—
Net operating loss carryforward	30,155	33,659	31,140
Unrealized loss on securities available for sale	859	287	7,641
Indemnified assets	236	—	—
Tax credit	4,319	6,777	5,661
Other	5,417	5,563	2,831
Total deferred tax assets	75,636	97,970	76,060
Deferred tax liabilities:
Mark to market	(11,346)	(7,040)	(10,112)
Depreciation	(727)	—	—
Purchase accounting	—	(3,981)	(3,083)
State taxes	(10,198)	(11,316)	(8,832)
Indemnified assets	—	(3,263)	—
Other	(1,270)	(2,220)	(2,145)
Total deferred tax liabilities	(23,541)	(27,820)	(24,172)
Net deferred tax assets	$52,095	$70,150	$51,888
As of December 31, 2015 the Company's net deferred tax assets, which were primarily the result of net operating loss carryforwards, and the allowance for loan losses, decreased by $18.1 million primarily due to the reduction in the allowance for loan losses and an increase in unrealized gain on securities available for sale. As of December 31, 2014, the Company’s net deferred tax assets increased by $18.3 million from 2013 due mainly to the acquisition of CBI.
As of each reporting date, management considers the realization of deferred tax assets based on management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. As of December 31, 2015, management determined that no valuation allowance for deferred tax assets was required, as management believes it was more likely than not that deferred tax assets will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences.
As of December 31, 2015, the Company had net operating loss carryforwards of $15.6 million and $248.2 million for federal and state income tax purposes, respectively, which are available to offset future taxable income, if any, through 2033.
Reconciliation between the federal statutory income tax rate and the effective tax rate is shown in the following table:

	Year Ended December 31,
	2015	2014	2013
Federal statutory income tax rate	35.00%	35.00%	35.00%
State taxes, net of federal tax benefits	8.32%	5.86%	4.40%
Tax-exempt municipal securities	(0.26)%	(0.07)%	(0.16)%
Tax credit - federal	(2.51)%	(2.27)%	(1.88)%
Bargain purchase gain	—%	(7.03)%	—%
Other	0.95%	(0.01)%	(0.99)%
Valuation allowance	—%	—%	—%
Effective tax rate	41.50%	31.48%	36.37%
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

Note 14 — Accumulated Other Comprehensive Income
Activity in accumulated other comprehensive income for the year ended December 31, 2015 and 2014 was as follows:

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Interest-Only Strip	Tax Benefit (Expense)	Total
		(In thousands)
For the year ended December 31, 2015
Balance at beginning of period	$(985)	$16	$1,432	$463
Other comprehensive income (loss) before reclassification	5,265	(7)	575	$5,833
Reclassification from accumulated other comprehensive income	(6,611)		—	$(6,611)
Period change	(1,346)	(7)	575	$(778)
Balance at end of period	$(2,331)	$9	$2,007	$(315)
For the year ended December 31, 2014
Balance at beginning of period	$(18,187)	$16	$8,791	$(9,380)
Other comprehensive (loss) income before reclassification	19,213	—	(7,359)	$11,854
Reclassification from accumulated other comprehensive income	(2,011)	—	—	$(2,011)
Period change	17,202	—	(7,359)	9,843
Balance at end of period	$(985)	$16	$1,432	$463
For the year ended December 31, 2013
Balance at beginning of period	$7,348	$16	$(1,946)	$5,418
Other comprehensive (loss) income before reclassification	(24,496)	—	10,737	$(13,759)
Reclassification from accumulated other comprehensive income	(1,039)	—	—	$(1,039)
Period change	(25,535)	—	10,737	(14,798)
Balance at end of period	$(18,187)	$16	$8,791	$(9,380)
For the year ended December 31, 2015, there was a $6.6 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the redemption and sale of available-for-sale securities. The $6.6 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities in noninterest income. The securities were previously recorded as unrealized gains of $1.9 million in accumulated other comprehensive income.
For the year ended December 31, 2014, there was a $2.0 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the redemption and sale of available-for-sale securities. The $2.0 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities in noninterest income. The securities were previously recorded as unrealized losses of $498,000 in accumulated other comprehensive income.
For the year ended December 31, 2013, there was a $1.0 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the redemption and sale of available-for-sale securities. The $1.0 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities in noninterest income. The securities were previously recorded as net unrealized gains of $3.3 million in accumulated other comprehensive income.

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
The capital ratios of Hanmi Financial and the Bank as of December 31, 2015 and 2014 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
December 31, 2015
Total capital (to risk-weighted assets):
Hanmi Financial	$499,076	14.91%	$267,760	8.00%	N/A	N/A
Hanmi Bank	$496,710	14.86%	$267,377	8.00%	$334,222	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$456,941	13.65%	$200,820	6.00%	N/A	N/A
Hanmi Bank	$454,634	13.60%	$200,533	6.00%	$267,377	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$456,941	13.65%	$150,615	4.50%	N/A	N/A
Hanmi Bank	$454,634	13.60%	$150,400	4.50%	$217,244	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$456,941	11.31%	$161,620	4.00%	N/A	N/A
Hanmi Bank	$454,634	11.27%	$161,399	4.00%	$201,749	5.00%

December 31, 2014
Total capital (to risk-weighted assets):
Hanmi Financial	$493,598	15.89%	$248,501	8.00%	N/A	N/A
Hanmi Bank	$470,934	15.18%	$248,157	8.00%	$310,196	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$454,582	14.63%	$124,250	4.00%	N/A	N/A
Hanmi Bank	$431,971	13.93%	$124,078	4.00%	$186,118	6.00%
Tier 1 capital (to average assets):
Hanmi Financial	$454,582	10.91%	$166,600	4.00%	N/A	N/A
Hanmi Bank	$431,971	10.39%	$166,332	4.00%	$207,915	5.00%
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
SBA loans held for sale – SBA loans held for sale are carried at the lower of cost or fair value. As of December 31, 2015 and December 31, 2014, we had $2.9 million million and $5.5 million SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At December 31, 2015, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.
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
OREO – Fair value of OREO is based primarily on third party appraisals, less costs to sell and result in a Level 2 classification of the inputs for determining fair value. Appraisals are required annually and may be updated more frequently as circumstances require and the fair value adjustments are made to OREO based on the updated appraised value of the property.
Nonperforming loans held for sale – We reclassify certain nonperforming loans as held for sale when we decide to sell those loans. The fair value of nonperforming loans held for sale is generally based upon the quotes, bids or sales contract prices which approximate their fair value. Nonperforming loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of December 31, 2015 and 2014, we did not have nonperforming loans held for sale, which are measured on a nonrecurring basis with Level 2 inputs.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2015 and 2014, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(In thousands)
December 31, 2015
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$284,381	$—	$284,381
Collateralized mortgage obligations	—	96,986	—	96,986
U.S. government agency securities	—	47,822	—	47,822
SBA loan pools securities	—	63,266	—	63,266
Municipal bonds-tax exempt	—	163,902	—	163,902
Municipal bonds-taxable	—	14,033	—	14,033
Corporate bonds	—	4,993	—	4,993
U.S. treasury securities	160	—	—	160
Other securities	22,753	—	—	22,753
Total securities available for sale	$22,913	$675,383	$—	$698,296
December 31, 2014
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$573,286	$—	$573,286
Collateralized mortgage obligations	—	188,047	—	188,047
U.S. government agency securities (1)	—	128,207	—	128,207
SBA loan pools securities	—	109,447	—	109,447
Municipal bonds-tax exempt	—	3,681	709	4,390
Municipal bonds-taxable	—	16,922	—	16,922
Corporate bonds	—	16,948	—	16,948
U.S. treasury securities	163	—	—	163
Other securities (2)	22,893	—	—	22,893
Equity securities	—	—	414	414
Total securities available for sale	$23,056	$1,036,538	$1,123	$1,060,717

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

The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2015:

	Beginning Balance as of January 1, 2015	Purchases, Issuances and Settlement	Realized Gains or (Losses) in Earnings	Unrealized Gains or (Losses) in Other Comprehensive Income	Ending Balance as of December 31, 2015
	(In thousands)
Assets:
Municipal bonds-tax exempt (1)	$709	$(709)	$—	$—	$—
Equity securities (2)	$414	$(339)	$(75)	$—	$—

(1)	A zero coupon tax credit municipal bond matured during the first quarter of 2015.

(2)
Reflects two equity securities that were not actively traded. During the second quarter of 2015, one equity security with a book value of $200,000 with a fair value of $200,000 as of December 31, 2014 was sold at $75,000 loss and the other equity security with a book value of $250,000 with a fair value of $214,000 as of December 31, 2014 was reclassified to other assets.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As of December 31, 2015 and 2014, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Years Ended
	(In thousands)
December 31, 2015
Assets:
Impaired loans (excluding PCI loans) (1)	$—	$29,595	$1,044	$2,756
OREO (2)	—	8,511	—	—
December 31, 2014
Assets:
Impaired loans (3)	$—	$32,171	$781	$2,774
OREO (4)	—	15,790	—	—

(1)	Includes real estate loans of $27.9 million, commercial and industrial loans of $1.0 million, and consumer loans of $1.7 million.

(2)	Includes properties from the foreclosure of commercial property loans of $6.6 million and residential property loans of $1.9 million.

(3)	Includes real estate loans of $30.0 million, commercial and industrial loans of $1.2 million, and consumer loans of $1.2 million

(4)	Includes properties from the foreclosure of commercial property loans of $13.2 million and residential property loans of $2.6 million.
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
The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop estimates of fairvalue. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The estimated fair values of financial instruments were as follows:

	December 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$164,364	$164,364	$—	$—
Securities available for sale	698,296	22,913	675,383	—
Loans receivable, net of allowance for loan losses	3,140,381		—	3,127,172
Loans held for sale	2,874	—	2,874	—
Accrued interest receivable	9,501	9,501	—	—
FHLB stock	16,385	—	16,385	—
FRB stock	14,098	—	14,098	—
Financial liabilities:
Noninterest-bearing deposits	1,155,518	—	1,155,518	—
Interest-bearing deposits	2,354,458	—	—	2,329,335
Borrowings	188,703	—	—	188,703
Accrued interest payable	3,177	3,177	—	—
Off-balance sheet items:
Commitments to extend credit	262,680	—	—	262,680
Standby letters of credit	6,839	—	—	6,839

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$158,320	$158,320	$—	$—
Securities available for sale (1)	1,060,717	23,056	1,036,538	1,123
Loans receivable, net of allowance for loan losses	2,735,832	—	—	2,738,401
Loans held for sale	5,451	—	5,451	—
Accrued interest receivable	9,749	9,749	—	—
Servicing assets	13,773	—	—	13,773
FHLB stock	17,580	—	17,580	—
FRB stock	12,273	—	12,273	—
Financial liabilities:
Noninterest-bearing deposits	1,022,972	—	1,022,972	—
Interest-bearing deposits	2,533,774	—	—	2,528,304
Servicing liabilities	5,971			5,971
Borrowings	168,544	—	—	168,544
Accrued interest payable	3,450	3,450	—	—
Off-balance sheet items:
Commitments to extend credit	309,584	—	—	309,584
Standby letters of credit	8,982	—	—	8,982

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
Securities – The fair value of securities, consisting of securities available for sale, is generally obtained from market bids for similar or identical securities, from independent securities brokers or dealers, or from other model-based valuation techniques described above (Level 1, 2 and 3).
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
Servicing assets or servicing liabilities – Servicing assets or servicing liabilities are carried at its implied fair value. The fair values of the servicing assets or servicing liabilities are estimated by discounting future cash flows using market-based discount rates and prepayments speeds. The discount rate is based on the current U.S. Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. (Level 3)
FHLB and FRB stock - The carrying amounts of FHLB and FRB stock approximate fair value, as such stock may be resold to the issuer at carrying value (Level 2). Subsequent to the issuance of the Company's consolidated financial statements, the Company determined that investments in FHLB and FRB stock of $17.6 million and $12.3 million, respectively, should be classified as Level 2 rather than Level 1 as originally classified as ownership of these investments is restricted to member banks, the securities are non-marketable equity investments and purchases and sales of these securities are at par with the issuer. Accordingly, the Company has revised the classification of these investments from Level 1 to Level 2 in the table of fair value measurements as of December 31, 2014.
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
Note 17 — Share-based Compensation
At December 31, 2015, we had three incentive plans, the Year 2000 Stock Option Plan (the “2000 Plan”), the 2007 Equity Compensation Plan (the “2007 Plan”) which replaced the 2000 Plan and the 2013 Equity Compensation Plan (the “2013 Plan” and with the 2000 Plan and 2007 Plan, the “Plans”) which replaced the 2007 Plan.
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
Under the 2013 Plan, we may grant equity incentive awards for up to 1,500,000 shares of common stock. As of December 31, 2015, 931,342 shares were still available for issuance under the 2013 Plan.
The table below provides the share-based compensation expense and related tax benefits for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Share-based compensation expense	$2,241	$2,165	$705
Related tax benefits	$755	$516	$32
As of December 31, 2015, unrecognized share-based compensation expense was as follows

	Unrecognized Expense	Average Expected Recognition Period
	(In thousands)
Stock option awards	$525	1.2 years
Restricted stock awards	1,999	1.7 years
Total unrecognized share-based compensation expense	$2,524	1.6 years
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
The weighted-average fair value per share of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Weighted-average assumption
Dividend yield	1.80%	1.27%	1.61%
Expected volatility	25.00%	35.18%	43.67%
Expected term	3 years	3 years	3 years
Risk-free interest rate	1.11%	0.86%	0.79%
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

The following information under the Plans is presented for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Grant date fair value of options granted	$78	$583	$1,053
Fair value of options vested	$2,668	$2,141	$920
Total intrinsic value of options exercised (1)	$488	$353	$485
Cash received from options exercised	$616	$467	$525
Weighted-average estimated fair value per share of options granted	$3.62	$4.79	$4.48

(1)	Intrinsic value represents the difference between the closing stock price on the exercise date and the exercise price, multiplied by the number of options.
The following is a summary of stock option transactions under the Plans for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Options outstanding at beginning of period	603,872	$23.78	546,595	$28.09	342,950	$37.44
Options granted	28,000	$23.47	158,000	$21.30	305,000	$16.43
Options exercised	(46,516)	$13.24	(37,569)	$12.42	(46,113)	$11
Options forfeited	(71,608)	$20.59	(30,917)	$14.64	(36,566)	$12.50
Options expired	(3,600)	$136.79	(32,237)	$106.70	(18,676)	$81.20
Options outstanding at end of period	510,148	$24.38	603,872	$23.78	546,595	$28.09
Options exercisable at end of period	333,460	$27.16	224,766	$33.35	154,970	$59.77

The following is a summary of transactions for non-vested stock options under the Plans for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Non-vested options outstanding at beginning of period	379,106	$18.11	391,625	$15.56	183,188	$12.37
Options granted	28,000	$23.47	158,000	$21.30	305,000	$16.43
Options vested	(158,810)	$16.80	(139,602)	$15.34	(59,997)	$12.14
Options forfeited	(71,608)	$20.59	(30,917)	$14.64	(36,566)	$12.50
Non-vested options outstanding at end of period	176,688	$19.13	379,106	$18.11	391,625	$15.56

As of December 31, 2015, stock options outstanding under the Plans were as follows:

	Options Outstanding				Options Exercisable
	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
			(In thousands except share and per share data)
$10.80 to $49.99	482,898	$3,219	$17.06	7.7 years	306,210	$2,398	$15.87	7.4 years
$50.00 to $99.99	—	—	—	0.0 years	—	—	—	0.0 years
$100.00 to $149.99	16,000	—	143.63	0.3 years	16,000	—	143.63	0.3 years
$150.00 to $173.04	11,250	—	168.86	0.8 years	11,250	—	168.86	0.8 years
	510,148	$3,219	$24.38	7.3 years	333,460	$2,398	$27.16	6.9 years

(1)
Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $23.72 as of December 31, 2015, and the exercise price, multiplied by the number of options.

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
The table below provides information for restricted stock awards under the 2013 Plan for the periods indicated:

	2015		2014		2013
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	173,222	$19.58	116,082	$16.43	10,500	$10.83
Restricted stock granted	58,092	$22.53	119,988	$21.56	116,332	16.55
Restricted stock vested	(68,017)	$19.16	(53,515)	$17.61	(7,000)	$10.75
Restricted stock forfeited	(26,183)	$21.16	(9,333)	$17.05	(3,750)	$15.30
Restricted stock at end of period	137,114	$20.74	173,222	$19.58	116,082	$16.43
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
The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

Year Ended December 31, 2015
Basic EPS	(in thousands, except for share and per share data)
Net Income	$53,823
Less: income allocated to unvested restricted shares	145
Income allocated to common shares	53,678
Weighted-average shares for basic EPS	31,788,215
Basic EPS	$1.69

Diluted EPS
Income allocated to common shares	$53,678
Weighted-average shares for diluted EPS	31,876,820
Diluted EPS	$1.68

	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
	(In thousands, except share and per share data)
Year Ended December 31, 2014
Basic EPS
Income from continuing operations, net of taxes	$50,205	31,696,100	$1.58
Income from discontinued operations, net of taxes	(444)	31,696,100	(0.01)
Basic EPS	$49,761	31,696,100	$1.57
Effect of dilutive securities - options, warrants and unvested restricted stock	—	281,964	$(0.01)
Diluted EPS
Income from continuing operations, net of taxes	$50,205	31,978,064	$1.57
Income from discontinued operations, net of taxes	(444)	31,978,064	(0.01)
Diluted EPS	$49,761	31,978,064	$1.56
Year Ended December 31, 2013
Basic EPS
Income from continuing operations, net of taxes	$39,784	31,598,913	$1.26
Income from discontinued operations, net of taxes	73	31,598,913	—
Basic EPS	$39,857	31,598,913	$1.26
Effect of dilutive securities - options, warrants and unvested restricted stock	—	97,607	—
Diluted EPS
Income from continuing operations, net of taxes	$39,784	31,696,520	$1.26
Income from discontinued operations, net of taxes	73	31,696,520	—
Diluted EPS	$39,857	31,696,520	$1.26
For the years ended December 31, 2015, 2014 and 2013, there were 30,250, 85,850 and 60,400 options, warrants and shares of unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.

Note 19 — Employee Benefits
401(k) Plan
We have a Section 401(k) plan for the benefit of substantially all of our employees. We match 75 percent of participant contributions to the 401(k) plan up to 8 percent of each 401(k) plan participant’s annual compensation. Contributions to the 401(k) plan were $1.6 million, $1.3 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Bank-Owned Life Insurance
In 2001 and 2004, we purchased single premium life insurance policies called bank-owned life insurance covering certain officers. As of December 31, 2015, cash surrender value of BOLI was $48.3 million, of which $18.3 million was acquired in the acquisition of CBI. The Bank is the beneficiary under the policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier.
Deferred Compensation Plan
Effective November 1, 2006, the Board of Directors approved the Hanmi Financial Corporation Deferred Compensation Plan (the “DCP”). The DCP is unfunded, and a non-qualified deferred compensation program for directors and certain key employees whereby they may defer a portion of annual compensation for payment upon retirement of the amount deferred plus a guaranteed return. The liabilities for the deferred compensation plan and interest thereon were zero both as of December 31, 2015 and 2014.
Note 20 — Commitments and Contingencies
We lease our premises under non-cancelable operating leases. At December 31, 2015, future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Year Ended December 31,	Amount
2016	$5,864
2017	3,711
2018	2,287
2019	1,593
2020	1,353
Thereafter	954
Total	$15,762
For the years ended December 31, 2015, 2014 and 2013, rental expenses recorded under such leases amounted to $7.6 million, $6.1 million and $5.6 million, respectively.
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

Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31, 2015	December 31, 2014
	(In thousands)
Commitments to extend credit	$262,680	$309,584
Standby letters of credit	6,839	8,982
Commercial letters of credit	4,018	7,046
Total undisbursed loan commitments	$273,537	$325,612
Note 22 — Liquidity
Hanmi Financial
Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2016.
Hanmi Bank
The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of December 31, 2015, the Bank had $99,000 of brokered deposits assumed from the acquisition of CBI.
We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its assets. As of December 31, 2015, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $457.2 million and $287.2 million, respectively, compared to $649.5 million and $499.5 million, respectively, as of December 31, 2014. The Bank’s FHLB borrowings as of December 31, 2015 and December 31, 2014 totaled $170.0 million and $150 million, respectively, which represented 4.02 percent and 3.54 percent of assets as of December 31, 2015 and December 31, 2014, respectively.
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
As a means of augmenting its liquidity, the Bank had an available borrowing source of $31.8 million from the Federal Reserve Discount Window, to which the Bank pledged loans with a carrying value of $47.4 million, and had no borrowings as of December 31, 2015. In December 2012, the Bank established a line of credit with Raymond James & Associates, Inc. for repurchase agreements up to $100.0 million. The Bank established unsecured federal funds lines of credit totaling $95.0 million from three financial institutions in June 2014 primarily to support short-term liquidity.
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
Note 24 — Condensed Financial Information of Parent Company
Balance Sheets

	Year Ended December 31,
	2015	2014
	(In thousands)
Assets
Cash	$15,660	$18,688
Investment in consolidated subsidiaries	491,610	450,572
Other assets	5,525	4,248
Total assets	$512,795	$473,508
Liabilities and Stockholders’ Equity
Liabilities:
Subordinated debentures	$18,703	$18,544
Other liabilities	174	1,577
Total liabilities	18,877	20,121
Stockholders’ equity	493,918	453,387
Total liabilities and stockholders’ equity	$512,795	$473,508

Statements of Income

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Equity in earnings of subsidiaries	$56,840	$39,576	$42,937
Other income (expenses), net	(3,017)	10,185	(3,080)
Net income	$53,823	$49,761	$39,857

Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash Flows from Operating Activities:
Net income	$53,823	$49,761	$39,857
Adjustments to reconcile net income to net cash used in operating activities:
(Income) losses from subsidiaries	(56,840)	(39,576)	(42,937)
Amortization of subordinated debentures	159	71	—
Share-based compensation expense	2,241	2,165	705
Changes in fair value of stock warrants	—	—	82
Bargain purchase gain	—	(14,577)	—
Gain on sale of securities	—	—	(218)
Change in other assets	(1,277)	(2,320)	(923)
Change in other liabilities	(1,403)	15,715	(8,897)
Net cash provided by (used in) operating activities	(3,297)	11,239	(12,331)
Cash Flows from Investing Activities:
Proceeds from sale of security available for sale	—	—	436
Cash acquired in acquisition, net of cash consideration paid	—	116,967	—
Proceeds from Hanmi Bank	12,782	76,231	86,845
Payments to Hanmi Bank	(349)	(193,179)	—
Net cash provided by investing activities	12,433	19	87,281
Cash Flows from Financing Activities:
Proceeds from exercise of stock options and stock warrants	616	467	830
Redemption of subordinated debentures	—	—	(82,406)
Cash dividend paid	(12,780)	(6,694)	(4,439)
Net cash (used in) provided by financing activities	(12,164)	(6,227)	(86,015)
Net increase (decrease) in cash	(3,028)	5,031	(11,065)
Cash at beginning of year	18,688	13,657	24,722
Cash at end of year	$15,660	$18,688	$13,657
Note 25 — Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is shown in the following tables:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2015:
Interest and dividend income	$41,437	$41,050	$40,025	$41,714
Interest expense	3,981	3,958	4,040	4,130
Net interest income before provision for loan losses	37,456	37,092	35,985	37,584
(Negative) provision for loan losses	(1,672)	(2,403)	(3,704)	(3,835)
Non-interest income	10,850	11,135	13,561	12,056
Non-interest expense	31,391	27,028	28,723	28,186
Income before provision for income taxes	18,587	23,602	24,527	25,289
Provision for income taxes	7,534	9,619	10,569	10,460
Net income from continuing operations, net of taxes	$11,053	$13,983	$13,958	$14,829
Income (loss) from discontinued operations	—	—	—	—
Net income	$11,053	$13,983	$13,958	$14,829
Basic earnings per share:
Income from continuing operations, net of taxes	$0.35	$0.44	$0.44	$0.46
Loss from discontinued operations, net of taxes	—	—	—	—
Basic earnings per share	$0.35	$0.44	$0.44	$0.46
Diluted earnings per share:
Income from continuing operations, net of taxes	$0.35	$0.44	$0.44	$0.46
Loss from discontinued operations, net of taxes	—	—	—	—
Diluted earnings per share	$0.35	$0.44	$0.44	$0.46
2014:
Interest and dividend income	$30,367	$30,343	$34,562	$41,462
Interest expense	3,269	3,183	3,475	4,106
Net interest income before provision for loan losses	27,098	27,160	31,087	37,356
Provision for loan losses	(3,608)	(3,902)	(60)	1,312
Non-interest income	6,214	5,487	21,611	8,984
Non-interest expense	18,108	18,174	25,590	36,799
Income before provision for income taxes	18,812	18,375	27,168	8,229
Provision for income taxes	7,844	6,866	5,368	2,301
Net income from continuing operations, net of taxes	$10,968	$11,509	$21,800	$5,928
Loss (income) from discontinued operations	23	(467)	—	—
Net income	$10,991	$11,042	$21,800	$5,928
Basic earnings per share:
Income from continuing operations, net of taxes	$0.34	$0.36	$0.69	$0.19
Income from discontinued operations, net of taxes	—	(0.01)	—	—
Basic earnings per share	$0.34	$0.35	$0.69	$0.19
Diluted earnings per share:
Income from continuing operations, net of taxes	$0.34	$0.36	$0.68	$0.19
(Loss) income from discontinued operations, net of taxes	—	(0.01)	—	—
Diluted earnings per share	$0.34	$0.35	$0.68	$0.19

Hanmi’s acquisition of Central Bancorp, Inc. (“CBI”), the parent company of United Central Bank, was completed on August 31, 2014. The combined companies began operating as Hanmi Financial Corporation and Hanmi Bank, respectively, with banking operations conducted under the Hanmi Bank brand effective as of September 1, 2014. The 2014 financial results reflect eight months of stand-alone operations of Hanmi and four months of combined operations. Hanmi’s accounting for this business combination is complete and has been recorded based on finalized amounts. The accounting is updated during the measurement period to reflect new information obtained about facts and circumstances that existed at the acquisition date. Adjustments to the provisional amounts during the measurement period are recognized as retrospective adjustments as of the date of the acquisition. During the fourth quarter of 2014 Hanmi updated the valuation of assets and liabilities acquired in the transaction. As a result, the provisional values of certain assets and liabilities reported in the third quarter of 2014 have been updated to reflect the changes in estimated values. The results as of and for the quarters ended September 30, 2014, included herein, have been adjusted retrospectively to reflect measurement period adjustments to the provisional acquisition accounting values as of the acquisition date. The changes in provisional values resulted in a retrospective adjustment of $8.0 million to the bargain purchase gain that was provisionally reported for the third quarter of 2014 for a total bargain purchase gain of $14.6 million. This retrospective adjustment revises the reported third quarter net income to $21.8 million from $13.3 million as previously reported.
Note 26 — Subsequent Events
Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of December 31, 2015.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2016	Hanmi Financial Corporation

	By:	/s/ C. G. Kum
C. G. Kum
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 29, 2016.

/s/ C. G. Kum	/s/ Romolo C. Santarosa
C. G. Kum	Romolo C. Santanrosa
President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Joseph K. Rho	/s/ John J. Ahn
Joseph K. Rho	John J. Ahn
Chairman of the Board	Director

/s/ Christie K. Chu	/s/ Harry H. Chung
Christie K. Chu	Harry H. Chung
Director	Director

/s/ John A. Hall	/s/ Paul (Seon-Hong) Kim
John A. Hall	Paul (Seon-Hong) Kim
Director	Director

/s/ Joon Hyung Lee	/s/ David L. Rosenblum
Joon Hyung Lee	David L. Rosenblum
Director	Director

/s/ Michael M. Yang
Michael M. Yang
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

10.1	Central Bancorp Statutory Trust I Junior Subordinated Indenture dated as of December 27, 2005, entered into between Central Bancorp, Inc. and JPMorgan Chase Bank, National Association as Trustee

10.2
Amended and Restated Declaration of Trust of Central Bancorp Statutory Trust I dated as of December 27, 2005 among Central Bancorp, Inc., JPMorgan Chase Bank, National Association, and the Administrative Trustees Named Therein

10.3
Central Bancorp Statutory Trust I Trust Preferred Securities Guarantee Agreement dated as of December 27, 2005, entered into between Central Bancorp, Inc., as Guarantor, and JPMorgan Chase Bank, National Association, as Guarantee Trustee

10.4
Employment Agreement by and between Hanmi Financial Corporation and Hanmi Bank, on the One Hand, and C. G. Kum, on the Other Hand, dated as of May 24, 2013 (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on June 12, 2013). †

10.5
Hanmi Financial Corporation 2007 Equity Compensation Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on June 26, 2007). †

10.6
Hanmi Financial Corporation Year 2000 Stock Option Plan (Previously filed and incorporated by reference herein from Hanmi Financial's Registration Statement on Forms S-8, filed with the SEC on August 18,2000).†

10.7
Form of Notice of Stock Option Grant and Agreement Pursuant to 2007 Equity Compensation Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009). †

10.8
Hanmi Financial Corporation Form of Severance and Release Agreement (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009). †

10.9
Form of Notice of Grant and Restricted Stock Agreement Pursuant to 2007 Equity Compensation Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009). †

10.10
Form of Indemnity Agreement(Previously filed and incorporated by reference herein from Hanmi Financial's Annual Report of Form 10-K for the year ended December 31,2010 filed with the SEC on March 16,2011)

10.11
Hanmi Financial Corporation Amended and Restated 2013 Equity Compensation Plan (Previously filed and incorporated by reference herein from Exhibit 4.2 attached to Hanmi Financial Corporation’s Registration Statement on Form S-8, filed with the SEC on October 23, 2013).†

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