Form 10-K/A
period 2015-12-31
HANMI FINANCIAL CORP
filed 2016-02-29
CIK 1109242

UNITED STATES
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

Large Accelerated Filer	☒	Accelerated Filer	¬

Non-Accelerated Filer	¬ (Do Not Check if a Smaller Reporting Company)	Smaller Reporting Company	¬
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

“This amendment is filed to date Exhibit 23.1 the Consent of Independent Registered Public Accounting Firm which was inadvertently left off.”
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

10.1
Central Bancorp Statutory Trust I Junior Subordinated Indenture dated as of December 27, 2005, entered into between Central Bancorp, Inc. and JPMorgan Chase Bank, National Association as Trustee (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016).

10.2
Amended and Restated Declaration of Trust of Central Bancorp Statutory Trust I dated as of December 27, 2005 among Central Bancorp, Inc., JPMorgan Chase Bank, National Association, and the Administrative Trustees Named Therein (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016).

10.3
Central Bancorp Statutory Trust I Trust Preferred Securities Guarantee Agreement dated as of December 27, 2005, entered into between Central Bancorp, Inc., as Guarantor, and JPMorgan Chase Bank, National Association, as Guarantee Trustee (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016).

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

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016).

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016).
.

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