Form 10-Q
period 2016-03-31
HANMI FINANCIAL CORP
filed 2016-05-06
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 5, 2016, there were 32,251,187 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries
Quarterly Report on Form 10-Q
Three Months Ended March 31, 2016

Part I — Financial Information
Item 1. Financial Statements
Hanmi Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited) March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$137,464	$164,364
Securities available for sale, at fair value (amortized cost of $667,640 as of March 31, 2016 and $700,627 as of December 31, 2015)	675,032	698,296
Loans held for sale, at the lower of cost or fair value	2,583	2,874
Loans receivable, net of allowance for loan losses of $41,026 as of March 31, 2016 and $42,935 as of December 31, 2015	3,265,453	3,140,381
Accrued interest receivable	10,626	9,501
Premises and equipment, net	30,112	29,834
Other real estate owned ("OREO"), net	9,411	8,511
Customers’ liability on acceptances	2,809	3,586
Servicing assets	11,452	11,744
Core deposit intangible, net	1,619	1,701
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Federal Reserve Bank ("FRB") stock, at cost	14,423	14,098
Income tax asset	56,456	57,174
Bank-owned life insurance	48,612	48,340
Prepaid expenses and other assets	28,311	27,732
Total assets	$4,310,748	$4,234,521
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$1,172,444	$1,155,518
Interest-bearing	2,327,548	2,354,458
Total deposits	3,499,992	3,509,976
Accrued interest payable	3,249	3,177
Bank’s liability on acceptances	2,809	3,586
FHLB advances	250,000	170,000
Servicing liabilities	4,588	4,784
Federal Deposit Insurance Corporation ("FDIC") loss sharing liability	1,266	1,289
Subordinated debentures	18,759	18,703
Accrued expenses and other liabilities	19,225	29,088
Total liabilities	3,799,888	3,740,603
Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 32,842,495 shares (32,249,512 shares outstanding) as of March 31, 2016 and issued 32,566,522 shares (31,974,359 shares outstanding) as of December 31, 2015	33	257
Additional paid-in capital	558,945	557,761
Accumulated other comprehensive income (loss), net of tax expense of $2,037 as of March 31, 2016 and tax benefit of $2,007 as of December 31, 2015	5,364	(315)
Retained earnings	16,742	6,422
Less: treasury stock, at cost; 592,983 shares as of March 31, 2016 and 592,163 shares as of December 31, 2015	(70,224)	(70,207)
Total stockholders’ equity	510,860	493,918
Total liabilities and stockholders’ equity	$4,310,748	$4,234,521

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Interest and dividend income:
Interest and fees on loans	$39,067	$37,034
Interest on securities	3,017	3,874
Dividends on FRB and FHLB stock	542	482
Interest on deposits in other banks	48	48
Total interest and dividend income	42,674	41,438
Interest expense:
Interest on deposits	3,727	3,780
Interest on subordinated debentures	183	145
Interest on FHLB advances	195	56
Total interest expense	4,105	3,981
Net interest income before provision for loan losses	38,569	37,457
Negative provision for loan losses	(1,525)	(1,673)
Net interest income after provision for loan losses	40,094	39,130
Noninterest income:
Service charges on deposit accounts	3,001	3,211
Trade finance and other service charges and fees	1,044	1,267
Gain on sales of Small Business Administration ("SBA") loans	858	1,684
Net gain on sales of securities	—	2,184
Disposition gains on Purchased Credit Impaired ("PCI") loans	659	1,222
Other operating income	1,399	1,282
Total noninterest income	6,961	10,850
Noninterest expense:
Salaries and employee benefits	15,698	16,384
Occupancy and equipment	3,496	4,303
Data processing	1,436	2,132
Professional fees	1,464	2,341
Supplies and communications	736	830
Advertising and promotion	522	523
OREO expense	465	417
Merger and integration costs	—	1,611
Other operating expenses	2,251	2,851
Total noninterest expense	26,068	31,392
Income before income tax expense	20,987	18,588
Income tax expense	6,183	7,534
Net income	$14,804	$11,054
Basic earnings per share	$0.46	$0.35
Diluted earnings per share	$0.46	$0.35
Weighted-average shares outstanding:
Basic	31,846,371	31,747,299
Diluted	31,928,103	32,026,723

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$14,804	$11,054
Other comprehensive income, net of tax:
Unrealized gain on securities:
Unrealized holding gain arising during period	9,723	12,043
Less: reclassification adjustment for net gain included in net income	—	(2,184)
Income tax expense related to items of other comprehensive income	(4,044)	(4,123)
Other comprehensive income, net of tax	5,679	5,736
Comprehensive income	$20,483	$16,790

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Common Stock - Number of Shares				Stockholders’ Equity
	Shares Issued		Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Retained Earnings	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at January 1, 2015	32,488,097		(577,894)	31,910,203	$257	$554,904	$463	$(32,379)	$(69,858)	$453,387
Stock options exercised	19,581		—	19,581	—	278	—	—	—	278
Restricted stock awards, net of forfeitures	3,850		—	3,850	—	—	—	—	—	—
Share-based compensation expense	—		—	—	—	528	—	—	—	528
Cash dividends declared	—		—	—	—	—	—	(3,513)	—	(3,513)
Comprehensive income:
Net income	—		—	—	—	—	—	11,054	—	11,054
Change in unrealized gain on securities available for sale, net of income taxes	—		—	—	—	—	5,736	—	—	5,736
Balance at March 31, 2015	32,511,528		(577,894)	31,933,634	$257	$555,710	$6,199	$(24,838)	$(69,858)	$467,470

Balance at January 1, 2016	32,566,522		(592,163)	31,974,359	$257	$557,761	$(315)	$6,422	$(70,207)	$493,918
Correction of accounting for the 2011 1-for-8 stock split	—	—	—	—	(224)	224	—	—	—	—
Stock options exercised	22,209		—	22,209	—	341	—	—	—	341
Restricted stock awards, net of forfeitures	253,764		—	253,764	—	—	—	—	—	—
Share-based compensation expense	—		—	—	—	619	—	—	—	619
Restricted stock surrendered due to employee tax liability	—		(820)	(820)	—	—	—	—	(17)	(17)
Cash dividends declared	—		—	—	—	—	—	(4,484)	—	(4,484)
Comprehensive income:
Net income	—		—	—	—	—	—	14,804	—	14,804
Change in unrealized gain on securities available for sale, net of income taxes	—		—	—	—	—	5,679	—	—	5,679
Balance at March 31, 2016	32,842,495		(592,983)	32,249,512	$33	$558,945	$5,364	$16,742	$(70,224)	$510,860
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$14,804	$11,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,982	5,441
Share-based compensation expense	619	528
Negative provision for loan losses	(1,525)	(1,673)
Gain on sales of securities	—	(2,184)
Gain on sales of SBA loans	(858)	(1,684)
Gain on sale of premises and equipment	(35)	—
Disposition gains on PCI loans	(659)	(1,222)
Valuation adjustment on OREO	465	(215)
Origination of SBA loans held for sale	(12,152)	(23,108)
Proceeds from sales of SBA loans	13,662	21,996
Change in accrued interest receivable	(1,125)	511
Change in bank-owned life insurance	(272)	(253)
Change in prepaid expenses and other assets	(441)	(257)
Change in income tax asset	(3,326)	(6,230)
Change in accrued interest payable	72	47
Change in FDIC loss sharing liability	(23)	(1,531)
Change in accrued expenses and other liabilities	(7,354)	(6,568)
Net cash provided by (used in) operating activities	5,834	(5,348)
Cash flows from investing activities:
Proceeds from matured, called and repayment of securities	30,884	34,613
Proceeds from sales of securities available for sale	—	176,848
Proceeds from sales of OREO	117	4,038
Proceeds from bank-owned life insurance	—	1,323
Change in loans receivable, excluding purchases	(93,113)	13,952
Purchases of premises and equipment	(990)	(903)
Purchases of loans receivable	(30,687)	(43,979)
Purchases of FRB stock	(325)	(1)
Net cash (used in) provided by provided by investing activities	(94,114)	185,891
Cash flows from financing activities:
Change in deposits	(9,984)	(4,070)
Change in overnight FHLB borrowings	80,000	(150,000)
Redemption of rescinded stock obligation	—	(783)
Proceeds from exercise of stock options	341	278
Cash paid for treasury shares acquired in respect of share-based compensation	(17)	—
Cash dividends paid	(8,960)	(2,234)
Net cash provided by (used in) financing activities	61,380	(156,809)
Net (decrease) increase in cash and cash equivalents	(26,900)	23,734
Cash and cash equivalents at beginning of year	164,364	158,320
Cash and cash equivalents at end of period	$137,464	$182,054

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,034	$3,934
Income taxes	$9,887	$13,172
Non-cash activities:
Transfer of loans receivable to OREO	$676	$627
Income tax expense related to items in other comprehensive income	$(4,044)	$(4,123)
Change in unrealized gain in accumulated other comprehensive income	$(9,723)	$(12,043)
Cash dividends declared	$(4,482)	$(3,513)
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2016 and 2015
Note 1 — Basis of Presentation

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is a bank holding company whose subsidiary is Hanmi Bank (the “Bank”). Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through operation of the Bank.

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended March 31, 2016, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report on Form 10-K”).

The preparation of interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates subject to change include, among other items, the determination of allowance for loan losses and various other assets and liabilities measured at fair value.

Certain prior period amounts have been reclassified to conform to current period presentation. Descriptions of our significant accounting policies are included in Note 1 - Summary of Significant Accounting Policies in our 2015 Annual Report on Form 10-K.

Note 2 — Securities

The following is a summary of securities available for sale as of March 31, 2016 and December 31, 2015:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
March 31, 2016
Mortgage-backed securities (1) (2)	$271,395	$2,642	$447	$273,590
Collateralized mortgage obligations (1)	91,947	404	222	92,129
U.S. government agency securities	39,982	66	8	40,040
SBA loan pool securities	60,811	12	216	60,607
Municipal bonds-tax exempt	161,527	4,599	—	166,126
Municipal bonds-taxable	13,888	425	—	14,313
Corporate bonds	5,016	—	18	4,998
U.S. treasury securities	158	2	—	160
Mutual funds	22,916	240	87	23,069
Total securities available for sale	$667,640	$8,390	$998	$675,032

December 31, 2015
Mortgage-backed securities (1) (2)	$286,450	$392	$2,461	$284,381
Collateralized mortgage obligations (1)	97,904	79	997	96,986
U.S. government agency securities	48,478	—	656	47,822
SBA loan pool securities	63,670	7	411	63,266
Municipal bonds-tax exempt	162,101	1,820	19	163,902
Municipal bonds-taxable	13,932	189	88	14,033
Corporate bonds	5,017	—	24	4,993
U.S. treasury securities	159	1	—	160
Mutual funds	22,916	—	163	22,753
Total securities available for sale	$700,627	$2,488	$4,819	$698,296

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Include securities collateralized by home equity conversion mortgages with total estimated fair value of $56.9 million and $58.6 million as of March 31, 2016 and December 31, 2015, respectively.

The amortized cost and estimated fair value of securities as of March 31, 2016, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations are included in the table shown below based on their contractual maturities. However, their expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds do not have contractual maturities. However, they are included in the table shown below as over ten years since the Company intends to hold these securities for at least this duration.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(in thousands)
Within one year	$25	$25
Over one year through five years	87,158	87,606
Over five years through ten years	300,008	303,688
Over ten years	280,449	283,713
Total	$667,640	$675,032
Gross unrealized losses on securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of March 31, 2016 and December 31, 2015:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(in thousands, except number of securities)
March 31, 2016
Mortgage-backed securities	$281	$65,007	12	$166	$18,704	8	$447	$83,711	20
Collateralized mortgage obligations	43	18,161	7	179	15,364	8	222	33,525	15
U.S. government agency securities	—	—	—	8	7,984	3	8	7,984	3
SBA loan pool securities	125	47,102	12	91	7,193	3	216	54,295	15
Municipal bonds-tax exempt	—	854	1	—	—	—	—	854	1
Corporate bonds	18	4,998	1	—	—	—	18	4,998	1
Mutual funds	—	—	—	87	939	3	87	939	3
Total	$467	$136,122	33	$531	$50,184	25	$998	$186,306	58

December 31, 2015
Mortgage-backed securities	$1,734	$193,931	52	$727	$21,659	9	$2,461	$215,590	61
Collateralized mortgage obligations	335	48,970	18	662	32,964	13	997	81,934	31
U.S. government agency securities	201	23,289	8	455	24,533	8	656	47,822	16
SBA loan pool securities	161	50,499	12	250	7,036	3	411	57,535	15
Municipal bonds-tax exempt	19	8,922	6	—	—	—	19	8,922	6
Municipal bonds-taxable	88	7,106	4	—	—	—	88	7,106	4
Corporate binds	24	4,994	1	—	—	—	24	4,994	1
Mutual funds	66	21,820	3	97	928	3	163	22,748	6
Total	$2,628	$359,531	104	$2,191	$87,120	36	$4,819	$446,651	140

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2016 and December 31, 2015 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of March 31, 2016 and December 31, 2015. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

The Company does not intend to sell these securities and it is more likely than not that we will not be required to sell the securities before the recovery of their amortized cost basis. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of March 31, 2016 and December 31, 2015 were not other-than-temporarily impaired, and therefore, no impairment charges as of March 31, 2016 and December 31, 2015 were warranted.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Gross realized gains on sales of securities	$—	$2,194
Gross realized losses on sales of securities	—	(10)
Net realized gains on sales of securities	$—	$2,184
Proceeds from sales of securities	$—	$176,848

For the three months ended March 31, 2016, there was no gain or loss included in earnings resulting from the sale of securities. For the three months ended March 31, 2015, there was a $2.2 million net gain in earnings resulting from the sale of securities that had previously been recorded as net unrealized gains of $535,000 in comprehensive income.

Securities available for sale with market values of $70.2 million and $72.0 million as of March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Note 3 — Loans

Loans Receivable, Net

Loans receivable consisted of the following as of the dates indicated:

	March 31, 2016			December 31, 2015
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(in thousands)
Real estate loans:
Commercial property (1)
Retail	$772,454	$4,264	$776,718	$735,501	$4,849	$740,350
Hospitality	544,708	4,099	548,807	539,345	4,080	543,425
Gas station	313,571	4,613	318,184	319,363	4,292	323,655
Other (2)	1,053,306	5,495	1,058,801	973,243	5,418	978,661
Construction	27,017	—	27,017	23,387	—	23,387
Residential property	255,334	1,154	256,488	234,879	1,157	236,036
Total real estate loans	2,966,390	19,625	2,986,015	2,825,718	19,796	2,845,514
Commercial and industrial loans:
Commercial term	140,559	161	140,720	152,602	171	152,773
Commercial lines of credit	124,962	—	124,962	128,224	—	128,224
International loans	29,950	—	29,950	31,879	—	31,879
Total commercial and industrial loans	295,471	161	295,632	312,705	171	312,876
Consumer loans (3)	24,783	49	24,832	24,879	47	24,926
Loans receivable	3,286,644	19,835	3,306,479	3,163,302	20,014	3,183,316
Allowance for loans losses	(35,381)	(5,645)	(41,026)	(37,494)	(5,441)	(42,935)
Loans receivable, net	$3,251,263	$14,190	$3,265,453	$3,125,808	$14,573	$3,140,381

(1)	Includes owner-occupied property loans of $1.23 billion and $1.20 billion as of March 31, 2016 and December 31, 2015, respectively.

(2)
Includes, among other property types, mixed-use, apartment, office, industrial, faith-based facilities and warehouse; the remaining real estate categories represent less than one percent of the Bank's total loans.

(3)	Consumer loans include home equity lines of credit of $21.7 million and $21.8 million as of March 31, 2016 and December 31, 2015, respectively.

Accrued interest on loans receivable was $7.1 million and $7.9 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, loans receivable of $518.9 million and $557.7 million, respectively, were pledged to secure advances from the FHLB and the FRB's discount window.

Loans Held for Sale

The following table includes the activity for loans held for sale (excluding PCI loans) by portfolio segment for the three months ended March 31, 2016 and 2015:

	Real Estate	Commercial and Industrial	Total Non-PCI
	(in thousands)
March 31, 2016
Loans held for sale, at beginning of period	$840	$2,034	$2,874
Originations	6,473	5,679	12,152
Sales	(5,488)	(6,935)	(12,423)
Principal payoffs and amortization	(1)	(19)	(20)
Loans held for sale, at end of period	$1,824	$759	$2,583

March 31, 2015
Loans held for sale, at beginning of period	$3,323	$2,128	$5,451
Originations	16,927	6,181	23,108
Sales	(13,014)	(6,840)	(19,854)
Principal payoffs and amortization	(10)	(18)	(28)
Loans held for sale, at end of period	$7,226	$1,451	$8,677

There was no reclassification of Non-PCI loans receivable to loans held for sale during the three months ended March 31, 2016 and 2015.

Allowance for Loan Losses

Activity in the allowance for loan losses was as follows for the periods indicated:

	As of and for the Three Months Ended
	March 31, 2016			March 31, 2015
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total

Allowance for loan losses:
Balance at beginning of period	$37,494	$5,441	$42,935	$51,640	$1,026	52,666
Charge-offs	(637)	—	(637)	(34)	(52)	(86)
Recoveries on loans previously charged off	253	—	253	1,692	352	2,044
Net loan (charge-offs) recoveries	(384)	—	(384)	1,658	300	1,958
(Negative provision) provision	(1,729)	204	(1,525)	(1,783)	110	(1,673)
Balance at end of period	$35,381	$5,645	$41,026	$51,515	$1,436	52,951

Management believes the allowance for loan losses is appropriate to provide for probable losses inherent in the loan portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management’s estimates are based on previous loss experience; volume, growth and composition of the loan portfolio; the value of collateral; and current economic conditions. Our lending is concentrated generally in real estate, commercial, SBA and trade finance lending to small and middle market businesses primarily in California, Texas and Illinois.

The following table details the information on the allowance for loan losses by portfolio segment as of and for the three months ended March 31, 2016 and 2015:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(in thousands)
March 31, 2016
Allowance for loan losses on Non-PCI loans:
Beginning balance	$29,800	$7,081	$242	$371	$37,494
Charge-offs	(535)	(102)	—	—	(637)
Recoveries on loans previously charged off	93	160	—	—	253
(Negative provision) provision	(1,080)	(850)	13	188	(1,729)
Ending balance	$28,278	$6,289	$255	$559	$35,381
Ending balance: individually evaluated for impairment	$3,334	$759	$—	$—	$4,093
Ending balance: collectively evaluated for impairment	$24,944	$5,530	$255	$559	$31,288
Non-PCI loans receivable:
Ending balance	$2,966,390	$295,471	$24,783	$—	$3,286,644
Ending balance: individually evaluated for impairment	$25,595	$6,441	$700	$—	$32,736
Ending balance: collectively evaluated for impairment	$2,940,795	$289,030	$24,083	$—	$3,253,908
Allowance for loan losses on PCI loans:
Beginning balance	$5,397	$42	$2	$—	$5,441
Provision	202	2	—	—	204
Ending balance: acquired with deteriorated credit quality	$5,599	$44	$2	$—	$5,645

PCI loans receivable	$19,625	$161	$49	$—	$19,835

March 31, 2015
Allowance for loan losses on Non-PCI loans:
Beginning balance	$41,194	$9,142	$220	$1,084	$51,640
Charge-offs	—	(34)	—	—	(34)
Recoveries on loans previously charged off	32	1,660	—	—	1,692
Provision (negative provision)	1,324	(2,982)	(35)	(90)	(1,783)
Ending balance	$42,550	$7,786	$185	$994	$51,515
Ending balance: individually evaluated for impairment	$3,386	$1,913	$—	$—	$5,299
Ending balance: collectively evaluated for impairment	$39,164	$5,873	$185	$994	$46,216
Non-PCI loans receivable:
Ending balance	$2,499,323	$250,351	$25,942	$—	$2,775,616
Ending balance: individually evaluated for impairment	$33,537	$11,570	$1,823	$—	$46,930
Ending balance: collectively evaluated for impairment	$2,465,786	$238,781	$24,119	$—	$2,728,686
Allowance for loan losses on PCI loans:
Beginning balance	$895	$131	$—	$—	$1,026
Charge-offs	(52)	—	—	—	(52)
Recoveries on loans previously charged off	—	352	—	—	352
Provision (negative provision)	475	(365)	—	—	110
Ending balance: acquired with deteriorated credit quality	$1,318	$118	$—	$—	$1,436

PCI loans receivable	$40,616	$281	$44	$—	$40,941

Loan Quality Indicators

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

     As of March 31, 2016 and December 31, 2015, pass/pass-watch, special mention and classified loans (excluding PCI loans), disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total
	(in thousands)
March 31, 2016
Real estate loans:
Commercial property
Retail	$764,216	$4,826	$3,412	$772,454
Hospitality	526,393	6,636	11,679	544,708
Gas station	306,330	3,772	3,469	313,571
Other	1,039,280	6,352	7,674	1,053,306
Construction	27,017	—	—	27,017
Residential property	254,407	52	875	255,334
Commercial and industrial loans:
Commercial term	134,120	2,366	4,073	140,559
Commercial lines of credit	124,659	195	108	124,962
International loans	27,940	2,010	—	29,950
Consumer loans	23,715	81	987	24,783
Total Non-PCI loans	$3,228,077	$26,290	$32,277	$3,286,644

December 31, 2015
Real estate loans:
Commercial property
Retail	$722,483	$9,519	$3,499	$735,501
Hospitality	517,462	9,604	12,279	539,345
Gas station	309,598	5,897	3,868	319,363
Other	953,839	8,662	10,742	973,243
Construction	23,387	—	—	23,387
Residential property	232,862	58	1,959	234,879
Commercial and industrial loans:
Commercial term	145,773	2,370	4,459	152,602
Commercial lines of credit	127,579	195	450	128,224
International loans	29,719	2,160	—	31,879
Consumer loans	22,707	91	2,081	24,879
Total Non-PCI loans	$3,085,409	$38,556	$39,337	$3,163,302

The following is an aging analysis of loans (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Accruing 90 Days or More Past Due
	(in thousands)
March 31, 2016
Real estate loans:
Commercial property
Retail	$—	$201	$884	$1,085	$771,369	$772,454	$—
Hospitality	1,201	1,610	3,299	6,110	538,598	544,708	—
Gas station	2,503	711	1,473	4,687	308,884	313,571	—
Other	428	1,454	364	2,246	1,051,060	1,053,306	—
Construction	—	—	—	—	27,017	27,017	—
Residential property	—	—	394	394	254,940	255,334	—
Commercial and industrial loans:
Commercial term	199	314	1,084	1,597	138,962	140,559	—
Commercial lines of credit	—	—	108	108	124,854	124,962	—
International loans	—	—	—	—	29,950	29,950	—
Consumer loans	236	—	—	236	24,547	24,783	—
Total Non-PCI loans	$4,567	$4,290	$7,606	$16,463	$3,270,181	$3,286,644	$—

December 31, 2015
Real estate loans:
Commercial property
Retail	$441	$343	$399	$1,183	$734,318	$735,501	$—
Hospitality	1,250	49	3,840	5,139	534,206	539,345	—
Gas station	959	406	1,517	2,882	316,481	319,363	—
Other	1,144	661	1,636	3,441	969,802	973,243	—
Construction	—	—	—	—	23,387	23,387	—
Residential property	—	—	396	396	234,483	234,879	—
Commercial and industrial loans:
Commercial term	420	253	458	1,131	151,471	152,602	—
Commercial lines of credit	58	—	392	450	127,774	128,224	—
International loans	—	497	—	497	31,382	31,879	—
Consumer loans	250	5	—	255	24,624	24,879	—
Total Non-PCI loans	$4,522	$2,214	$8,638	$15,374	$3,147,928	$3,163,302	$—

 Impaired Loans

Loans are considered impaired when the Bank will be unable to collect all interest and principal payments per contractual terms of the loan agreement, unless the loan is well-collateralized and in the process of collection; or they are classified as Troubled Debt Restructurings (“TDRs”) because, due to the financial difficulties of the borrowers, we have granted concessions to the borrowers we would not otherwise consider; or when current information or events make it unlikely to collect in full according to the contractual terms of the loan agreements; or there is a deterioration in the borrower’s financial condition that raises uncertainty as to timely collection of either principal or interest; or full payment of both interest and principal is in doubt according to the original contractual terms.
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
	(in thousands)
As of or for The Period Ended March 31, 2016
Real estate loans:
Commercial property
Retail	$2,838	$3,133	$2,683	$155	$59	$2,872	$41
Hospitality	6,666	7,082	3,264	3,402	2,582	6,703	154
Gas station	5,063	5,567	4,099	965	84	5,107	162
Other	8,187	9,334	6,142	2,045	605	8,249	212
Residential property	2,841	2,886	2,554	287	4	2,770	30
Commercial and industrial loans:
Commercial term	5,144	5,510	1,550	3,593	726	5,213	77
Commercial lines of credit	38	135	38	—	—	45	5
International loans	1,259	1,259	496	763	33	1,260	—
Consumer loans	700	757	700	—	—	693	8
Total Non-PCI loans	$32,736	$35,663	$21,526	$11,210	$4,093	$32,912	$689

As of or for The Year Ended December 31, 2015
Real estate loans:
Commercial property
Retail	$2,597	$2,892	$2,435	$162	$27	$3,878	$277
Hospitality	7,168	7,538	2,873	4,295	3,068	6,628	572
Gas station	5,393	5,815	4,400	993	112	7,116	436
Other	9,288	10,810	7,219	2,069	647	10,218	795
Residential property	2,895	3,081	2,608	287	4	2,839	120
Commercial and industrial loans:
Commercial term	5,257	5,621	1,858	3,399	457	6,637	368
Commercial lines of credit	381	493	280	101	100	1,515	42
International loans	1,215	1,215	647	568	30	1,257	—
Consumer loans	1,665	1,898	1,665	—	—	1,753	73
Total Non-PCI loans	$35,859	$39,363	$23,985	$11,874	$4,445	$41,841	$2,683

The following is a summary of interest foregone on impaired loans (excluding PCI loans) for the periods indicated:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$893	$740
Less: Interest income recognized on impaired loans	(689)	(710)
Interest foregone on impaired loans	$204	$30

There were no commitments to lend additional funds to borrowers whose loans are included in the table above.

Nonaccrual Loans and Nonperforming Assets

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

The following table details nonaccrual loans (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	March 31, 2016	December 31, 2015
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,271	$946
Hospitality	5,277	5,790
Gas station	2,531	2,774
Other	3,565	4,068
Residential property	546	1,386
Commercial and industrial loans:
Commercial term	2,557	2,193
Commercial lines of credit	108	450
Consumer loans	421	1,511
Total nonaccrual Non-PCI loans	$16,276	$19,118

The following table details nonperforming assets (excluding PCI loans) as of the dates indicated:

	March 31, 2016	December 31, 2015
	(in thousands)
Nonaccrual Non-PCI loans	$16,276	$19,118
Loans 90 days or more past due and still accruing	—	—
Total nonperforming Non-PCI loans	16,276	19,118
OREO	9,411	8,511
Total nonperforming assets	$25,687	$27,629

As of March 31, 2016, OREO consisted of 17 properties with a combined carrying value of $9.4 million. Of the $9.4 million, $6.9 million were OREO acquired in the Central Bancorp Inc. ("CBI") acquisition on August 31, 2014, or were obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date. As of December 31, 2015, OREO consisted of 14 properties with a combined carrying value of $8.5 million, including a $7.4 million OREO acquired in the CBI acquisition or were obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date.

Troubled Debt Restructurings

The following table details TDRs (excluding PCI loans), disaggregated by concession type and loan type, as of March 31, 2016 and December 31, 2015:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
March 31, 2016
Real estate loans:
Commercial property
Retail	$—	$—	$20	$328	$348	$—	$—	$1,225	$—	$1,225
Hospitality	1,180	18	—	—	1,198	411	—	—	—	411
Gas station	917	—	—	—	917	—	—	—	—	—
Other	719	804	197	3	1,723	2,780	—	314	1,372	4,466
Residential property	—	—	—	—	—	801	—	—	296	1,097
Commercial and industrial loans:
Commercial term	42	—	1,044	622	1,708	186	211	1,522	824	2,743
Commercial lines of credit	—	—	—	38	38	—	—	—	—	—
Consumer loans	—	—	—	—	—	250	—	127	—	377
Total Non-PCI TDR loans	$2,858	$822	$1,261	$991	$5,932	$4,428	$211	$3,188	$2,492	$10,319

December 31, 2015
Real estate loans:
Commercial property
Retail	$—	$—	$—	$344	$344	$—	$—	$1,227	$—	$1,227
Hospitality	1,216	28	—	—	1,244	414	—	—	—	414
Gas station	959	—	—	—	959	—	—	—	—	—
Other	—	1,301	216	8	1,525	3,537	—	322	1,378	5,237
Residential property	689	—	—	—	689	—	—	—	299	299
Commercial and industrial loans:
Commercial term	45	—	997	679	1,721	40	214	1,673	945	2,872
Commercial lines of credit	222	—	—	58	280	—	—	—	—	—
Consumer loans	—	—	116	—	116	250	—	—	—	250
Total Non-PCI TDR loans	$3,131	$1,329	$1,329	$1,089	$6,878	$4,241	$214	$3,222	$2,622	$10,299

As of March 31, 2016 and December 31, 2015, total TDRs were $16.3 million and $17.2 million, respectively. A debt restructuring is considered a TDR if we grant a concession, that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for three months or more. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. At March 31, 2016 and December 31, 2015, $0.9 million and $1.0 million, respectively, of reserves relating to these loans were included in the allowance for loan losses.

The following table details TDRs (excluding PCI loans), disaggregated by loan class, for the three months ended March 31, 2016 and 2015:

	March 31, 2016			March 31, 2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands, except number of loans)
Real estate loans:
Commercial property
Retail (1)	1	$21	$20	—	$—	$—
Commercial and industrial loans:
Commercial term (2)	2	214	209	4	543	508
Total Non-PCI TDR loans	3	$235	$229	4	$543	$508

(1)	Includes a modification of $20,000 through a reduction of principal or accrued interest for the three months ended March 31, 2016.

(2)
Includes modifications of $152,000 through payment deferrals and $57,000 through extensions of maturity for the three months ended March 31, 2016, and modifications of $508,000 through extensions of maturity for the three months ended March 31, 2015.

During the three months ended March 31, 2016, we restructured monthly payments on three loans, with a net carrying value of $229,000 as of March 31, 2016, through temporary payment structure modifications. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

The following table details TDRs (excluding PCI loans) that defaulted subsequent to the modifications occurring within the previous 12 months, disaggregated by loan class, for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended
	March 31, 2016		March 31, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in thousands, except number of loans)
Real estate loans:
Commercial property
Retail	—	$—	1	$1,832
Gas station	—	—	1	1,990
Other	2	719	1	379
Commercial and industrial loans:
Commercial term	1	30	—	—
Commercial lines of credit	—	—	1	124
Total Non-PCI TDR loans	3	$749	4	$4,325

Purchased Credit Impaired Loans

As part of the acquisition of CBI, the Company purchased loans for which there was, at acquisition, evidence of deterioration of credit quality subsequent to origination and it was probable that all contractually required payments would not be collected. Outstanding balance of PCI loans, the undiscounted sum of all amounts including amounts deemed principal, interest, fees and penalties, were $29.5 million and $30.9 million, respectively as of March 31, 2016 and December 31, 2015.
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

The following table summarizes the changes in carrying value of PCI loans during the three months ended March 31, 2016 and 2015:

	Carrying Amount	Accretable Yield
	(in thousands)
Balance at January 1, 2016	$14,573	$(5,944)
Accretion	421	421
Payments received	(811)	—
Disposal/transfer to OREO	211	—
Change in expected cash flows, net	—	(578)
Provision for credit losses	(204)	—
Balance at March 31, 2016	$14,190	$(6,101)

Balance at January 1, 2015	$43,475	$(11,025)
Accretion	843	843
Payments received	(5,425)	—
Disposal/transfer to OREO	722	—
Change in expected cash flows, net	—	376
Provision for credit losses	(110)	—
Balance at March 31, 2015	$39,505	$(9,806)

As of March 31, 2016 and December 31, 2015, pass/pass-watch, special mention and classified PCI loans, disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total	Allowance	Total
	(in thousands)
March 31, 2016
Real estate loans:
Commercial property
Retail	$—	$—	$4,264	$4,264	$421	$3,843
Hospitality	184	—	3,915	4,099	—	4,099
Gas station	85	166	4,362	4,613	484	4,129
Other	—	—	5,495	5,495	4,497	998
Residential property	991	—	163	1,154	197	957
Commercial and industrial loans:
Commercial term	—	—	161	161	44	117
Consumer loans	—	—	49	49	2	47
Total PCI loans	$1,260	$166	$18,409	$19,835	$5,645	$14,190

December 31, 2015
Real estate loans:
Commercial property
Retail	$—	$—	$4,849	$4,849	$269	$4,580
Hospitality	186	—	3,894	4,080	88	3,992
Gas station	—	176	4,116	4,292	477	3,815
Other	—	—	5,418	5,418	4,412	1,006
Residential property	999	—	158	1,157	151	1,006
Commercial and industrial loans:
Commercial term	—	—	171	171	42	129
Consumer loans	—	—	47	47	2	45
Total PCI loans	$1,185	$176	$18,653	$20,014	$5,441	$14,573

Loans accounted for as PCI are generally considered accruing and performing loans as the accretable discount is accreted to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans are classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of March 31, 2016 and December 31, 2015, we had no PCI loans on nonaccrual status and included in the delinquency table below.

The following table presents a summary of the borrowers' underlying payment status of PCI loans as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Allowance Amount	Total
	(in thousands)
March 31, 2016
Real estate loans:
Commercial property
Retail	$978	$61	$1,117	$2,156	$2,108	$4,264	$421	$3,843
Hospitality	—	—	160	160	3,939	4,099	—	4,099
Gas station	—	—	450	450	4,163	4,613	484	4,129
Other	—	—	4,981	4,981	514	5,495	4,497	998
Residential property	—	—	158	158	996	1,154	197	957
Commercial and industrial loans:
Commercial term	—	—	6	6	155	161	44	117
Consumer loans	—	12	37	49	—	49	2	47
Total PCI loans	$978	$73	$6,909	$7,960	$11,875	$19,835	$5,645	$14,190

December 31, 2015
Real estate loans:
Commercial property
Retail	$—	$267	$1,109	$1,376	$3,473	$4,849	$269	$4,580
Hospitality	—	9	154	163	3,917	4,080	88	3,992
Gas station	—	—	457	457	3,835	4,292	477	3,815
Other	4	—	4,996	5,000	418	5,418	4,412	1,006
Residential property	—	—	158	158	999	1,157	151	1,006
Commercial and industrial loans:
Commercial term	—	—	4	4	167	171	42	129
Consumer loans	—	—	47	47	—	47	2	45
Total PCI loans	$4	$276	$6,925	$7,205	$12,809	$20,014	$5,441	$14,573

Below is a summary of PCI as of March 31, 2016 and December 31, 2015, respectively:

	Pooled PCI Loans				Non-pooled PCI Loans
	Number of Loans	Number of Pools	Carrying Amount (in thousands)	Percentage of Total	Number of Loans	Carrying Amount (in thousands)	Percentage of Total	Total PCI Loans (in thousands)
As of March 31, 2016
Real estate loans:
Commercial property	67	8	$17,498	94.7%	1	$973	5.3%	$18,471
Residential property	2	2	126	10.9%	2	1,028	89.1%	1,154
Total real estate loans	69	10	17,624	89.8%	3	2,001	10.2%	19,625
Commercial and industrial loans	8	3	161	100.0%	—	—	—%	161
Consumer loans	1	1	49	100.0%	—	—	—%	49
Total acquired loans	78	14	17,834	89.9%	3	2,001	10.1%	19,835
Allowance for loan losses			(5,325)			(320)		(5,645)
Total carrying amount			$12,509			$1,681		$14,190

	Pooled PCI Loans				Non-pooled PCI Loans
	Number of Loans	Number of Pools	Carrying Amount (in thousands)	Percentage of Total	Number of Loans	Carrying Amount (in thousands)	Percentage of Total	Total PCI Loans (in thousands)
As of December 31, 2015
Real estate loans:
Commercial property	71	9	$17,644	94.7%	2	$995	5.3%	$18,639
Residential property	2	2	119	10.3%	2	1,038	89.7%	1,157
Total real estate loans	73	11	17,763	89.7%	4	2,033	10.3%	19,796
Commercial and industrial loans	11	3	171	100.0%	—	—	—%	171
Consumer loans	1	1	47	100.0%	—	—	—%	47
Total acquired loans	85	15	17,981	89.8%	4	2,033	10.2%	20,014
Allowance for loan losses			(5,136)			(305)		(5,441)
Total carrying amount			$12,845			$1,728		$14,573

Note 4 — Servicing Assets and Liabilities

The changes in servicing assets and liabilities for the three months ended March 31, 2016 and 2015 were as follows:

	2016	2015
	(in thousands)
Servicing assets:
Balance at beginning of period	$11,744	$13,773
Addition related to sale of SBA loans	259	617
Amortization	(551)	(1,069)
Balance at end of period	$11,452	$13,321

Servicing liabilities:
Balance at beginning of period	$4,784	$5,971
Amortization	(196)	(442)
Balance at end of period	$4,588	$5,529

At March 31, 2016 and 2015, we serviced loans sold to unaffiliated parties in the amounts of $470.3 million and $486.1 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.2 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. Servicing fee income, net of amortization of servicing assets and liabilities, is included in other operating income in the consolidated statements of income.

Note 5 — Income Taxes

The Company’s income tax expense was $6.2 million and $7.5 million for the three months ended March 31, 2016 and 2015, respectively. The effective income tax rates were 29.5 percent and 40.5 percent, respectively, for the three months ended March 31, 2016 and 2015. Income tax expense for the three months ended March 31, 2016 includes a $1.8 million tax benefit recorded as a result of finalization of the Company's 2014 amended income tax returns. Management concluded that no valuation allowance is required for the deferred tax assets as of March 31, 2016.
The Company is subject to examination by various federal and state tax authorities for the years ended December 31, 2008 through 2015. As of March 31, 2016, the Company was subjected to audit or examination by Internal Revenue Service for the 2013 tax year and California Franchise Tax Board for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements as a result of the audits.

Note 6 — Debt

FHLB Borrowings

The Bank had $250.0 million and $170.0 million in advances (borrowings) from the FHLB as of March 31, 2016 and December 31, 2015, respectively. The FHLB advances were all overnight borrowings at March 31, 2016 and December 31, 2015. For the three months ended March 31, 2016 and 2015, interest expense on FHLB advances was $195,000 and $56,000, respectively, and the weighted-average interest rate was 0.43 percent and 0.18 percent, respectively.

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $472.7 million of loans pledged as collateral with the FHLB, which provides $422.5 million in borrowing capacity, of which $172.5 million remained available at March 31, 2016.

The Bank also has $46.2 million in loans pledged with the FRB, which provides $29.6 million in available borrowing capacity through the Fed Discount Window. In addition, the Bank maintains an investment in the capital stock of the FRB. There were no outstanding borrowings with the FRB as of March 31, 2016 and December 31, 2015.

Subordinated Debentures
The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of the acquisition of CBI with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures' maturity date of March 15, 2036. CBI formed a trust in 2005 and issued $26.0 million of Trust Preferred Securities (“TPS”) at 6.26 percent fixed rate for the first five years and a variable rate at the 3 month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. The amortization of discount was $56,000 and $38,000 for the three months ended March 31, 2016, and 2015, respectively.

Note 7 — Earnings Per Share

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

For diluted EPS, weighted-average number of common shares included the impact of restricted stock under the treasury method. The Company amended all restricted stock agreements as of September 1, 2015 to allow for the payment of non-forfeitable dividends on unvested restricted stock, accordingly, we adopted the two-class method for EPS calculation pursuant to Accounting Standards Codification ("ASC") 260-10, Earnings Per Share. Unvested restricted stock containing rights to non-forfeitable dividends are considered participating securities prior to vesting and have been included in the earnings allocation in computing basic and diluted EPS under the two-class method. Basic EPS is computed by dividing net income, net of income allocated to participating securities, by the weighted-average number of common shares. For diluted EPS, weighted-average number of common shares include the diluted effect of stock options.

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands, except for share and per share data)
Basic EPS:
Net income	$14,804	$11,054
Less: income allocated to unvested restricted shares	79	—
Income allocated to common shares	14,725	11,054
Weighted-average shares for basic EPS	31,846,371	31,747,299
Basic EPS	$0.46	$0.35

Effect of dilutive securities - options and unvested restricted stock	81,732	279,424

Diluted EPS:
Income allocated to common shares	$14,725	$11,054
Weighted-average shares for diluted EPS	31,928,103	32,026,723
Diluted EPS	$0.46	$0.35

For the three months ended March 31, 2016 and 2015, stock options of 109,750 and 138,725, respectively, were not included in the computation of diluted EPS because their effect was anti-dilutive.

Note 8 – Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income for the three months ended March 31, 2016 and 2015 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Interest-Only Strip	Tax Benefit (Expense)	Total
	(in thousands)
For the three months ended March 31, 2016
Balance at beginning of period	$(2,331)	$9	$2,007	$(315)
Other comprehensive income (loss) before reclassification	9,723	—	(4,044)	5,679
Balance at end of period	$7,392	$9	$(2,037)	$5,364

For the three months ended March 31, 2015
Balance at beginning of period	$(985)	$16	$1,432	$463
Other comprehensive income (loss) before reclassification	12,043	—	(4,123)	7,920
Reclassification from accumulated other comprehensive income	(2,184)	—	—	(2,184)
Period change	9,859	—	(4,123)	5,736
Balance at end of period	$8,874	$16	$(2,691)	$6,199

For the three months ended March 31, 2016, there was no reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. For the three months ended March 31, 2015, there was a $2.2 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $2.2 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. The securities sold had a recorded unrealized gain of $535,000 in accumulated other comprehensive income as of December 31, 2014.

Note 9 — Regulatory Matters

Risk-Based Capital

In July 2013, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the FDIC approved the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The rules also revise the regulatory capital elements, add a new common equity Tier I capital ratio, and increase the minimum Tier I capital ratio requirement. The revisions permit banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. Basel III rules, including certain transitional provisions, became effective January 1, 2015, and its requirements are included in the capital ratios presented in the table shown below.

In addition, a new capital conservation buffer of 2.5% began to be phased in effective January 1, 2016 through January 1, 2019, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. In January 2016, the new capital conservation buffer requirement was 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.

The capital ratios of Hanmi Financial and the Bank as of March 31, 2016 and December 31, 2015 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
March 31, 2016
Total capital (to risk-weighted assets):
Hanmi Financial	$532,365	15.37%	$277,118	8.00%	N/A	N/A
Hanmi Bank	$511,172	14.78%	$276,660	8.00%	$345,825	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$490,119	14.15%	$207,839	6.00%	N/A	N/A
Hanmi Bank	$468,926	13.56%	$207,495	6.00%	$276,660	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$484,714	13.99%	$155,879	4.50%	N/A	N/A
Hanmi Bank	$468,926	13.56%	$155,621	4.50%	$224,786	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$490,119	11.70%	$167,500	4.00%	N/A	N/A
Hanmi Bank	$468,926	11.22%	$167,286	4.00%	$209,107	5.00%
December 31, 2015
Total capital (to risk-weighted assets):
Hanmi Financial	$499,076	14.91%	$267,760	8.00%	N/A	N/A
Hanmi Bank	$496,710	14.86%	$267,377	8.00%	$334,222	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$456,941	13.65%	$200,820	6.00%	N/A	N/A
Hanmi Bank	$454,634	13.60%	$200,533	6.00%	$267,377	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$456,941	13.65%	$150,615	4.50%	N/A	N/A
Hanmi Bank	$454,634	13.60%	$150,400	4.50%	$217,244	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$456,941	11.31%	$161,620	4.00%	N/A	N/A
Hanmi Bank	$454,634	11.27%	$161,399	4.00%	$201,749	5.00%

Note 10 — Fair Value Measurements

Fair Value Measurements

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

We record securities available for sale at fair value on a recurring basis. Certain other assets, such as loans held for sale, impaired loans, OREO, and core deposit intangible, are recorded at fair value on a non-recurring basis. Non-recurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the re-measurement is performed.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument below:

Securities available for sale - The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curve, prepayment speeds, and default rates. Level 1 securities include U.S. treasury securities and mutual funds that are traded on an active exchange or by dealers or brokers in active over-the-counter markets. The fair value of these securities is determined by quoted prices on an active exchange or over-the-counter market. Level 2 securities primarily include mortgage-backed securities, collateralized mortgage obligations, U.S. government agency securities, SBA loan pool securities, municipal bonds and corporate bonds in markets that are active. In determining the fair value of the securities categorized as Level 2, we obtain reports from nationally recognized broker-dealers detailing the fair value of each investment security held as of each reporting date. The broker-dealers use prices obtained from nationally recognized pricing services to value our fixed income securities. The fair value of the municipal securities is determined based on pricing data provided by nationally recognized pricing services. We review the prices obtained for reasonableness based on our understanding of the marketplace, and also consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and as they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy. Level 3 securities are instruments that are not traded in the market. As such, no observable market data for the instrument is available, which necessitates the use of significant unobservable inputs.

Loans held for sale - Loans held for sale are all SBA loans and carried at the lower of cost or fair value. As of March 31, 2016 and December 31, 2015, we had $2.6 million and $2.9 million SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At March 31, 2016, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Nonperforming loans held for sale - We reclassify certain nonperforming loans as held for sale when we decide to sell those loans. The fair value of nonperforming loans held for sale is generally based upon the quotes, bids or sales contract prices which approximate their fair value. Nonperforming loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of March 31, 2016 and December 31, 2015, we did not have nonperforming loans held for sale, which are measured on a nonrecurring basis with Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2016 and December 31, 2015, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(in thousands)
March 31, 2016
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$273,590	$—	$273,590
Collateralized mortgage obligations	—	92,129	—	92,129
U.S. government agency securities	—	40,040	—	40,040
SBA loan pools securities	—	60,607	—	60,607
Municipal bonds-tax exempt	—	166,126	—	166,126
Municipal bonds-taxable	—	14,313	—	14,313
Corporate bonds	—	4,998	—	4,998
U.S. treasury securities	160	—	—	160
Mutual funds	23,069	—	—	23,069
Total securities available for sale	$23,229	$651,803	$—	$675,032

December 31, 2015
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$284,381	$—	$284,381
Collateralized mortgage obligations	—	96,986	—	96,986
U.S. government agency securities	—	47,822	—	47,822
SBA loan pools securities	—	63,266	—	63,266
Municipal bonds-tax exempt	—	163,902	—	163,902
Municipal bonds-taxable	—	14,033	—	14,033
Corporate bonds	—	4,993	—	4,993
U.S. treasury securities	160	—	—	160
Mutual funds	22,753	—	—	22,753
Total securities available for sale	$22,913	$675,383	$—	$698,296

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of March 31, 2016 and December 31, 2015, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Three Months Ended March 31, 2016
	(in thousands)
March 31, 2016
Assets:
Impaired loans (excluding PCI loans) (1)	$—	$21,619	$1,209	$646
OREO (2)	$—	$9,411	$—	$—

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Twelve Months Ended December 31, 2015
	(in thousands)
December 31, 2015
Assets:
Impaired loans (excluding PCI loans) (3)	$—	$29,595	$1,044	$2,756
OREO (4)	$—	$8,511	$—	$—

(1)	Consists of real estate loans of $21.8 million, commercial and industrial loans of $$337 thousand and consumer loans of $700,000.

(2)	Consists of properties obtained from the foreclosure of commercial property loans of $6.7 million and residential property loans of $2.7 million.

(3)	Consists of real estate loans of $27.9 million, commercial and industrial loans of $1.0 million, and consumer loans of $1.7 million.

(4)	Consists of properties obtained from the foreclosure of commercial property loans of $6.6 million and residential property loans of $1.9 million.

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

The estimated fair values of financial instruments were as follows:

	March 31, 2016
	Carrying	Fair Value
	Amount	Level 1		Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$137,464	$137,464		$—	$—
Securities available for sale	675,032	23,229		651,803	—
Loans receivable, net of allowance for loan losses	3,265,453	—		—	3,264,239
Loans held for sale	2,583	—		2,583	—
Accrued interest receivable	10,626	10,626	10,626	—	—
FHLB stock	16,385	—		16,385	—
FRB stock	14,423	—		14,423	—
Financial liabilities:
Noninterest-bearing deposits	1,172,444	—		1,172,444	—
Interest-bearing deposits	2,327,548	—		—	2,342,580
Borrowings	268,759	—		—	268,759
Accrued interest payable	3,249	3,249		—	—
Off-balance sheet items:
Commitments to extend credit	349,931	—		—	349,931
Standby letters of credit	7,943	—		—	7,943
Commercial letters of credit	5,354	—		—	5,354

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$164,364	$164,364	$—	$—
Securities available for sale	698,296	22,913	675,383	—
Loans receivable, net of allowance for loan losses	3,140,381	—	—	3,127,172
Loans held for sale	2,874	—	2,874	—
Accrued interest receivable	9,501	9,501	—	—
FHLB stock	16,385	—	16,385	—
FRB stock	14,098	—	14,098	—
Financial liabilities:
Noninterest-bearing deposits	1,155,518	—	1,155,518	—
Interest-bearing deposits	2,354,458	—	—	2,329,335
Borrowings	188,703	—	—	188,703
Accrued interest payable	3,177	3,177	—	—
Off-balance sheet items:
Commitments to extend credit	262,680	—	—	262,680
Standby letters of credit	6,839	—	—	6,839
Commercial letters of credit	4,018	—	—	4,018

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

Commitments to extend credit, standby letters of credit and commercial letters of credit - The fair values of commitments to extend credit and letters of credit are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans (Level 3).

Note 11 — Share-Based Compensation

Share-Based Compensation Expense

The Company adopted ASU 2016-09 during the three months ended March 31, 2016. Adoption of this ASU did not have a material impact on the Company's financial statements. As a result of adoption of this ASU, excess tax benefits related to the Company's share-based compensation were recognized as income tax expense in the consolidated statement of income during the three months ended March 31, 2016. For the three months ended March 31, 2016, and 2015, share-based compensation expenses were $619,000 and $528,000, respectively, and net tax benefits recognized from stock option exercises and restricted stock awards were $238,000 and $176,000, respectively.

Unrecognized Share-Based Compensation Expense

As of March 31, 2016, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)
Stock option awards	$389	1.0 year
Restricted stock awards	5,162	2.5 years
Total unrecognized share-based compensation expense	$5,551	2.4 years

The table below provides stock option information for the three months ended March 31, 2016:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
	(in thousands, except share and per share data)
Options outstanding at beginning of period	510,148	$24.38	7.3 years	$3,219	(1)
Options exercised	(22,209)	$15.35	6.9 years	—
Options forfeited	(125)	$144.00	0.1 years	—
Options expired	(3,375)	$168.04	0.7 years	—
Options outstanding at end of period	484,439	$23.76	7.1 years	$2,303	(2)

Options exercisable at end of period	307,751	$26.44	6.7 years	$1,734	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $23.72 as of December 31, 2015, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $22.02 as of March 31, 2016, over the exercise price, multiplied by the number of options.

There were 22,209 and 19,581 stock options exercised during the three months ended March 31, 2016 and 2015, respectively.

Restricted Stock Awards

Restricted stock awards under the Company’s 2007 and 2013 Equity Compensation Plans typically vest over three years and are subject to forfeiture if employment terminates prior to the lapse of restrictions. Hanmi Financial becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Forfeited shares of restricted stock become available for future grants upon forfeiture.

The table below provides information for restricted stock awards for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	136,795	$20.74
Restricted stock granted	254,431	$14.33
Restricted stock vested	(2,699)	$22.29
Restricted stock forfeited	(667)	$22.25
Restricted stock at end of period	387,860	$16.52

Note 12 — Off-Balance Sheet Commitments

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

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	March 31, 2016	December 31, 2015
	(in thousands)
Commitments to extend credit	$349,931	$262,680
Standby letters of credit	7,943	6,839
Commercial letters of credit	5,354	4,018
Total undisbursed loan commitments	$363,228	$273,537

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

Activity in the allowance for loan off-balance sheet items was as follows for the periods indicated:

	As of and for the Three Months Ended
	March 31, 2016	March 31, 2015

Allowance for off-balance sheet items:
Balance at beginning of period	$986	$1,366
Provision (negative provision)	234	(312)
Balance at end of period	$1,220	$1,054

Note 13 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q for the period ended March 31, 2016, or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of March 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2016. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended March 31, 2016 (this “Report”).

Forward-Looking Statements

Some of the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, developments regarding our capital plans, plans and objectives of management for future operations, strategic alternatives for a possible business combination, merger or sale transactions, and other similar forecasts and statements of expectation and statements of assumption underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi Bank; general economic and business conditions internationally, nationally and in those areas in which we operate, including, but not limited to, California, Illinois and Texas; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital from private and government sources; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread; risks of natural disasters related to our real estate portfolio; risks associated with Small Business Administration loans; failure to attract or retain key employees; changes in governmental regulation; enforcement actions against us and litigation we may become a party to; ability of Hanmi Bank to make distributions to Hanmi Financial, which is restricted by certain factors, including Hanmi Bank's retained earnings, net income, prior distributions made, and certain other financial tests; ability to successfully and efficiently integrate the operations of banks and other institutions we acquire; adequacy of our allowance for loan losses; credit quality and the effect of credit quality on our provision for loan losses and allowance for loan losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; and changes in securities markets. In addition, for a discussion of some of the other factors that might cause such a difference, see the discussion contained in this Report under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Risk Management” and “Capital Resources and Liquidity” in our 2015 Annual Report on Form 10-K, as well as other factors we identify from time to time in our periodic reports, including our Quarterly Reports on Form 10-Q, filed pursuant to the Exchange Act. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date, on which such statements were made, except as required by law.

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to Consolidated Financial Statements in our 2015 Annual Report on Form 10-K. We had no significant changes in our accounting policies since the filing of our 2015 Annual Report on Form 10-K.

Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2015 Annual Report on Form 10-K. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Hanmi Financial’s Board of Directors.

Selected Financial Data

The following table sets forth certain selected financial data for the periods indicated:

	As of or For the
	Three Months Ended March 31,
	2016	2015
	(in thousands, except share and per share data)
Summary balance sheets:
Cash and due from banks	$137,464	$182,054
Securities	675,032	858,064
Loans receivable (1)	3,265,453	2,767,080
Assets	4,310,748	4,084,015
Deposits	3,499,992	3,552,676
Liabilities	3,799,888	3,616,545
Stockholders’ equity	510,860	467,470
Tangible equity	509,241	465,485
Average loans receivable	3,192,832	2,821,616
Average securities	682,370	971,440
Average interest-earning assets	3,949,788	3,901,818
Average assets	4,221,076	4,181,524
Average deposits	3,482,986	3,526,663
Average borrowings	200,590	146,773
Average interest-bearing liabilities	2,544,754	2,642,501
Average stockholders’ equity	499,469	459,784
Average tangible equity	497,797	457,738
Per share data:
Earnings per share – basic (2)	$0.46	$0.35
Earnings per share – diluted (2)	$0.46	$0.35
Book value per share (3)	$15.84	$14.64
Tangible book value per share (4)	$15.79	$14.58
Cash dividends per share	$0.14	$0.11
Common shares outstanding	32,249,512	31,933,634
Performance ratios:
Return on average assets (5) (6)	1.41%	1.07%
Return on average stockholders’ equity (5) (7)	11.92%	9.75%
Return on average tangible equity (5) (8)	11.96%	9.79%
Net interest margin (9)	3.98%	3.89%
Net interest margin excluding acquisition accounting (9)	3.68%	3.28%
Efficiency ratio (10)	57.25%	64.98%
Efficiency ratio excluding merger and integration costs (10)	57.25%	61.65%
Dividend payout ratio (11)	30.28%	31.43%
Average stockholders’ equity to average assets	11.83%	11.00%
Capital ratios (15):
Total risk-based capital:
Hanmi Financial	14.87%	15.23%
Hanmi Bank	14.66%	15.15%

Tier 1 risk-based capital:
Hanmi Financial	13.61%	13.97%
Hanmi Bank	13.40%	13.89%
Common equity Tier 1 capital:
Hanmi Financial	13.61%	13.97%
Hanmi Bank	13.40%	13.89%
Tier 1 leverage:
Hanmi Financial	11.26%	10.29%
Hanmi Bank	11.25%	10.23%
Asset quality ratios:
Nonperforming Non-PCI loans to loans (12)	0.50%	1.05%
Nonperforming assets to assets (13)	0.60%	1.01%
Net loan charge-offs (recoveries) to average loans	0.05%	(0.28)%
Allowance for loan losses to loans	1.24%	1.88%
Allowance for loan losses to non-performing Non-PCI loans (12) (14)	217.38%	176.07%
Acquired loans:
PCI loans, net of discounts	$19,834	$41,105
Allowance for loan losses on PCI loans	$5,645	$1,435
Non-PCI loans, net of discounts	$139,869	$206,460
Unamortized acquisition discounts on Non-PCI loans	$9,021	$18,185

(1)	Loans receivable, net of allowance for loan losses

(2)	Calculation based on net income allocated to common shares

(3)	Stockholders’ equity divided by common shares outstanding

(4)	Tangible equity divided by common shares outstanding

(5)	Calculation based on annualized net income

(6)	Net income divided by average assets

(7)	Net income divided by average stockholders’ equity

(8)	Net income divided by average tangible equity

(9)	Net interest income before provision for loan losses divided by average interest-earning assets

(10)	Noninterest expenses divided by the sum of net interest income before provision for loan losses and noninterest income

(11)	Dividend declared per share divided by basic earnings per share

(12)	Excludes PCI loans

(13)	Nonperforming assets consist of nonperforming loans (see footnote (12) above) and OREO.

(14)	Excludes allowance for loan losses allocated to PCI loans

(15)	Basel III rules, including certain transitional provisions, became effective January 1, 2015.
Non-GAAP Financial Measures
Tangible Stockholders’ Equity to Tangible Assets Ratio

The Company calculates certain supplemental financial information determined by methods other than in accordance with U.S. GAAP including tangible stockholders' equity to tangible assets ratio, core interest income and yield, and net interest income and margin excluding acquisition accounting.These non-GAAP measures are used by management in analyzing Hanmi Financial’s capital strength, core loan interest income and yield, and net interest income and margin without the impact of our acquisition.

Tangible equity is calculated by subtracting goodwill and core deposit intangible from stockholders’ equity. Banking and financial institution regulators also exclude goodwill and core deposit intangible from stockholders’ equity when assessing the capital adequacy of a financial institution. Core loan interest income and yield are calculated by subtracting accretion of discount on purchased loans. Net interest income and net interest margin are calculated by adjusting the reported amounts and rates for the impact of the CBI acquisition including accretion of discount on purchased loans, accretion of time deposit premium and amortization of subordinated debentures discount.

Management believes the presentation of these financial measures excluding the impact of items described in the preceding paragraph provide useful supplemental information that are essential to a proper understanding of the capital strength of Hanmi Financial and our core interest income and margin. These disclosures should not be viewed as a substitution for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles this non-GAAP performance measure to the GAAP performance measure as of the dates indicated:

	March 31,
	2016	2015
	(in thousands, except share and per share data)
Assets	$4,310,748	$4,084,015
Less core deposit intangible	(1,619)	(1,985)
Tangible assets	$4,309,129	$4,082,030
Stockholders’ equity	$510,860	$467,470
Less core deposit intangible	(1,619)	(1,985)
Tangible stockholders' equity	$509,241	$465,485
Book value per share	$15.84	$14.64
Effect of core deposit intangible	(0.05)	(0.06)
Tangible book value per share	$15.79	$14.58

Core Loan Yield and Net Interest Margin
The impact of acquisition accounting adjustments on core loan yield and net interest margin are summarized in the following table:

	Three Months Ended
	March 31, 2016		March 31, 2015
	Amount	Rate	Amount	Rate
	(in thousands)
Core loan interest income and yield	$37,036	4.67%	$32,680	4.70%
Accretion of discount on purchased loans	2,031	0.25%	4,354	0.62%
As reported	$39,067	4.92%	$37,034	5.32%

Net interest income and net interest margin excluding acquisition accounting (1)	$36,164	3.68%	$31,546	3.28%
Accretion of discount on Non-PCI loans	1,754	0.18%	3,511	0.36%
Accretion of discount on PCI loans	277	0.03%	843	0.09%
Accretion of time deposits premium	942	0.10%	1,606	0.16%
Amortization of subordinated debentures discount	(56)	(0.01)%	(38)	—%
Net impact	2,917	0.30%	5,922	0.61%
As reported on a fully taxable equivalent basis	$39,081	3.98%	$37,468	3.89%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Executive Overview

For the three months ended March 31, 2016, net income was $14.8 million, or $0.46 per diluted share, up 33.9 percent from $11.1 million, or $0.35 per diluted share, for the three months ended March 31, 2015. The increase in net income was primarily due to lower noninterest expenses and a lower effective income tax rate, offset by lower noninterest income. Noninterest expenses declined $5.3 million, or 17.0 percent, from the elimination of expenses incurred a year ago related to the CBI acquisition, as well as branch consolidations completed in the third quarter of 2015. The effective income tax rate of 29.5 percent for the 2016 first quarter, compared with 40.5 percent for the 2015 first quarter, declined due to the finalization of 2014 amended income tax returns. Noninterest income decreased $3.9 million, or 35.8 percent, because there were no securities transactions in the first quarter of 2016 and due to lower gains from the disposition or resolution of PCI loans and lower gains on sales of SBA loans. Other financial highlights include the following:

•	Loans receivable, before the allowance for loan losses, were $3.31 billion at the end of the first quarter of 2016, up $123.2 million or 3.9 percent, from $3.18 billion at the end of 2015.

•	Noninterest-bearing deposits at March 31, 2016 were $1.17 billion, an increase of $16.9 million or 1.5 percent, from $1.16 billion at December 31, 2015.

•
Asset quality at the end of the first quarter of 2016 improved with non-performing assets of $25.7 million, or 0.60 percent of total assets, compared with $27.6 million, or 0.65 percent of total assets at the end of 2015.

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

	Three Months Ended
	March 31, 2016			March 31, 2015
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(in thousands)
Assets
Interest-earning assets:
Loans receivable (1)	$3,192,832	$39,067	4.92%	$2,821,616	$37,034	5.32%
Securities (2)	682,370	3,529	2.07%	971,440	3,885	1.60%
FRB and FHLB stock	30,497	542	7.11%	30,267	482	6.37%
Interest-bearing deposits in other banks	44,089	48	0.44%	78,495	48	0.25%
Total interest-earning assets	3,949,788	43,186	4.40%	3,901,818	41,449	4.31%
Noninterest-earning assets:
Cash and due from banks	114,664			86,313
Allowance for loan losses	(42,519)			(53,319)
Other assets	199,143			246,712
Total noninterest-earning assets	271,288			279,706
Total assets	$4,221,076			$4,181,524
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$95,560	$19	0.08%	$81,961	$27	0.13%
Money market and savings	902,037	1,084	0.48%	820,725	972	0.48%
Time deposits	1,346,567	2,624	0.78%	1,593,042	2,781	0.71%
FHLB advances	181,868	195	0.43%	127,778	56	0.18%
Rescinded stock obligation	—	—	—%	438	—	—%
Subordinated debentures	18,722	183	3.93%	18,557	145	3.17%
Total interest-bearing liabilities	2,544,754	4,105	0.65%	2,642,501	3,981	0.61%
Noninterest-bearing liabilities:
Demand deposits: noninterest-bearing	1,138,822			1,030,935
Other liabilities	38,031			48,304
Total noninterest-bearing liabilities	1,176,853			1,079,239
Total liabilities	3,721,607			3,721,740
Stockholders’ equity	499,469			459,784
Total liabilities and stockholders’ equity	$4,221,076			$4,181,524
Net interest income (taxable equivalent)		$39,081			$37,468
Cost of deposits (3)			0.43%			0.43%
Net interest spread (4)			3.75%			3.70%
Net interest margin (5)			3.98%			3.89%

(1)	Loans include LHFS and exclude the allowance for loan losses. Nonaccrual loans are included in the average loan balance.

(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(5)	Represents net interest income as a percentage of average interest-earning assets.

The table below shows changes in interest income (on a tax equivalent basis) and interest expense and the amounts attributable to variations in interest rates and volumes for the periods indicated. The variances attributable to simultaneous volume and rate changes have been allocated to the change due to volume and the change due to rate categories in proportion to the relationship of the absolute dollar amount attributable solely to the change in volume and to the change in rate.

	Three Months Ended
	March 31, 2016 vs. March 31, 2015
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable	$4,875	$(2,842)	$2,033
Securities	(1,325)	969	(356)
FRB and FHLB stock	4	56	60
Interest-bearing deposits in other banks	(27)	27	—
Total interest and dividend income	$3,527	$(1,790)	$1,737
Interest expense:
Demand: interest-bearing	$3	$(11)	$(8)
Money market and savings	112	—	112
Time deposits	(435)	278	(157)
FHLB advances	32	107	139
Subordinated debentures	1	37	38
Total interest expense	$(287)	$411	$124
Change in net interest income	$3,814	$(2,201)	$1,613

Interest income, on a taxable equivalent basis, increased $1.7 million, or 4.2 percent, to $43.2 million for the three months ended March 31, 2016 from $41.4 million for the same period in 2015. Interest expense increased $0.1 million or 3.1 percent, to $4.1 million for the three months ended March 31, 2016 from $4.0 million for the same period in 2015. For the three months ended March 31, 2016 and 2015, net interest income, on a taxable equivalent basis, was $39.1 million and $37.5 million, respectively. The increase in net interest income was primarily attributable to the growth in average loans and the higher percentage of loans in the mix of interest-earning assets. The net interest spread and net interest margin, on a taxable equivalent basis, for the three months ended March 31, 2016 were 3.75 percent and 3.98 percent, respectively, compared with 3.70 percent and 3.89 percent, respectively, for the same period in 2015. Excluding the effects of acquisition accounting adjustments, net interest margin was 3.68 percent and 3.28 percent for the three months ended March 31, 2016 and 2015, respectively.

Average loans increased $371.2 million, or 13.2 percent, to $3.19 billion for the three months ended March 31, 2016 from $2.82 billion for the same period in 2015. Average securities decreased $289.1 million, or 29.8 percent, to $682.4 million for the three months ended March 31, 2016 from $971.4 million for the same period in 2015. Average interest-earning assets increased $48.0 million, or 1.2 percent, to $3.95 billion for the three months ended March 31, 2016 from $3.90 billion for the same period in 2015. The increase in average loans, funded principally from the sale of securities acquired in the CBI acquisition, was due mainly to new loan production. Average loans were 80.8 percent of average interest-earning assets for 2016 first quarter, up from 72.3 percent for the 2015 first quarter. Average interest-bearing liabilities decreased $97.7 million, or 3.7 percent, to $2.54 billion for the three months ended March 31, 2016, compared to $2.64 billion for the same period in 2015. The decrease in average interest-bearing liabilities resulted primarily from maturing high-cost time deposits assumed in the CBI acquisition offset by the growth in money market, savings and interest-bearing demand deposits. In addition, average noninterest-bearing demand deposits increased $107.9 million, or 10.5 percent, to $1.14 billion for the 2016 first quarter from $1.03 billion for the 2015 first quarter.

The average yield on loans decreased to 4.92 percent for the three months ended March 31, 2016 from 5.32 percent for the same period in 2015, primarily due to a 37 basis point decrease in discount accretion on purchased loans. The average yield on securities, on a taxable equivalent basis, increased to 2.07 percent for the three months ended March 31, 2016 from 1.60 percent for the same period in 2015, attributable primarily to increases in tax-exempt municipal securities. The average yield on interest-earning assets, on a taxable equivalent basis, increased 9 basis points to 4.40 percent for the three months ended March 31, 2016 from 4.31 percent for the same period in 2015, due mainly to the higher percentage of loans in the mix of interest-

earning assets. The average cost of interest-bearing liabilities increased by 4 basis points to 0.65 percent for the three months ended March 31, 2016 from 0.61 percent for the same period in 2015. The increase was due to increases in the cost of borrowings.

Provision for Loan Losses

In anticipation of credit risks inherent in our lending business, we set aside an allowance for loan losses through charges to earnings. These charges are made not only for our outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credit, or letters of credit. The provisions for loan losses, whether a charge or a credit, made for our outstanding loan portfolio are recorded to the allowance for loan losses, whereas charges or credits to other noninterest expense for off-balance sheet items are recorded to the allowance for off-balance sheet items, and are presented as a component of other liabilities.

The negative provision for loan losses was $1.5 million for the first three months of 2016, which included a $0.2 million positive provision for losses on PCI loans. For the first three months of 2015, the negative provision for loans losses was $1.7 million, which included a $0.1 million positive provision for losses on PCI loans. The charge to other noninterest expense for losses on off-balance sheet items was $0.2 million for the 2016 first quarter compared to a credit of $0.3 million for the 2015 first quarter.

See also “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items" for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(in thousands)
Service charges on deposit accounts	$3,001	$3,211	$(210)	(6.5)%
Trade finance and other service charges and fees	1,044	1,267	(223)	(17.6)%
Other operating income	1,399	1,282	117	9.1%
Subtotal service charges, fees and other income	5,444	5,760	(316)	(5.5)%
Gain on sale of SBA loans	858	1,684	(826)	(49.0)%
Disposition gains on PCI loans	659	1,222	(563)	(46.1)%
Net gain on sales of securities	—	2,184	(2,184)	(100.0)%
Total noninterest income	$6,961	$10,850	$(3,889)	(35.8)%

For the three months ended March 31, 2016, noninterest income was $7.0 million, a decrease of $3.9 million, or 35.8 percent, compared to $10.9 million for the same period in 2015. The decrease was primarily attributable to securities transactions, lower gains from the resolution or disposition of PCI loans and lower gains from the sales of the guaranteed portion of SBA loans. There were no securities transactions for the 2016 first quarter compared to gains of $2.2 million for the 2015 first quarter. When a PCI loan is removed from a loan pool and the cash proceeds or assets received from the settlement of the loan are in excess of its carrying amount, we recognize such as disposition gains. Disposition gains on PCI loans were $0.7 million for the first three months of 2016 compared with $1.2 million for the first three months of 2015 as PCI loans declined $0.2 million for the 2016 first quarter compared with $3.0 million for the 2015 first quarter. Gains on SBA loan sales for the first quarter of 2016 were $0.9 million on $12.4 million of loan sales compared with $1.7 million of gains on $19.9 million of loan sales for the year ago period.

Noninterest Expense

The following table sets forth the breakdown of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(in thousands)
Salaries and employee benefits	$15,698	$16,384	$(686)	-4.2%
Occupancy and equipment	3,496	4,303	(807)	-18.8%
Data processing	1,436	2,132	(696)	-32.6%
Professional fees	1,464	2,341	(877)	-37.5%
Supplies and communications	736	830	(94)	-11.3%
Advertising and promotion	522	523	(1)	-0.2%
OREO expense	465	417	48	11.5%
Merger and integration costs	—	1,611	(1,611)	-100.0%
Other operating expenses	2,251	2,851	(600)	-21.0%
Total noninterest expense	$26,068	$31,392	$(5,324)	-17.0%

For the three months ended March 31, 2016, noninterest expense was $26.1 million, a decrease of $5.3 million or 17.0 percent, compared with $31.4 million for the same period in 2015. The decrease was due primarily to reductions in merger and integration costs, professional fees and data processing fees related to the CBI acquisition, along with lower salaries and employee benefits and occupancy and equipment expense from the branch closures and consolidations completed in the third quarter 2015.

Income Tax Expense

Income tax expense was $6.2 million for the three months ended March 31, 2016, compared with $7.5 million for the same period in 2015. The effective income tax rate was 29.5 percent for the three months ended March 31, 2016, compared with 40.5 percent for the same period in 2015. Income tax expense for the first quarter of 2016 included a $1.8 million benefit arising from the finalization of the 2014 amended income tax returns. The effective income tax rate for the first quarter of 2016 would have been 38.0 percent without this benefit, lower than the year ago period primarily due to the increase in tax-exempt municipal securities.

Financial Condition

Securities

Securities are classified as held to maturity, available for sale, or trading in accordance with GAAP. There were no held to maturity or trading securities as of March 31, 2016 and December 31, 2015. Securities classified as available for sale are stated at fair value. The composition of our securities portfolio reflects our securities strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. Our securities portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of March 31, 2016, our securities portfolio was composed primarily of mortgage-backed securities, collateralized mortgage obligations and tax exempt municipal bonds. Most of the securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of March 31, 2016 and December 31, 2015.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on securities as of the dates indicated:

	March 31, 2016			December 31, 2015
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(in thousands)
Securities available for sale:
Mortgage-backed securities (1) (2)	$271,395	$273,590	$2,195	$286,450	$284,381	$(2,069)
Collateralized mortgage obligations (1)	91,947	92,129	182	97,904	96,986	(918)
U.S. government agency securities	39,982	40,040	58	48,478	47,822	(656)
SBA loan pool securities	60,811	60,607	(204)	63,670	63,266	(404)
Municipal bonds-tax exempt	161,527	166,126	4,599	162,101	163,902	1,801
Municipal bonds-taxable	13,888	14,313	425	13,932	14,033	101
Corporate bonds	5,016	4,998	(18)	5,017	4,993	(24)
U.S. treasury securities	158	160	2	159	160	1
Mutual funds	22,916	23,069	153	22,916	22,753	(163)
Total securities available for sale	$667,640	$675,032	$7,392	$700,627	$698,296	$(2,331)

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Include securities collateralized by home equity conversion mortgages with total estimated fair value of $56.9 million and $58.6 million as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016, securities available for sale decreased 3.3 percent to $675.0 million, compared to $698.3 million as of December 31, 2015, due mainly to principal payments offset by an increase in unrealized gains. As of March 31, 2016, securities available for sale had a net unrealized gain of $7.4 million, comprised of $8.4 million of unrealized gains and $1.0 million of unrealized losses. As of December 31, 2015, securities available for sale had a net unrealized loss of $2.3 million, comprised of $2.5 million of unrealized gains and $4.8 million of unrealized losses.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of March 31, 2016:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(in thousands)
Securities available for sale:
Mortgage-backed securities	$1	1.63%	$50,039	1.63%	$89,278	2.07%	$132,077	1.73%	$271,395	1.82%
Collateralized mortgage obligations	24	2.49%	21,482	1.43%	49,433	1.89%	21,008	1.43%	91,947	1.68%
U.S. government agency securities	—	—%	6,000	1.35%	30,984	2.05%	2,998	2.29%	39,982	1.96%
SBA loan pool securities	—	—%	—	—%	49,426	1.36%	11,385	1.55%	60,811	1.40%
Municipal bonds-tax exempt (1)	—	—%	721	2.82%	70,741	3.07%	90,065	4.04%	161,527	3.61%
Municipal bonds-taxable	—	—%	3,742	3.99%	10,146	3.99%	—	—%	13,888	3.99%
Corporate bonds	—	—%	5,016	1.99%	—	—%	—	—%	5,016	1.09%
U.S. treasury securities	—	—%	158	1.19%	—	—%	—	—%	158	1.19%
Mutual funds	—	—%	—	—%	—	—%	22,916	2.14%	22,916	2.14%
Total securities available for sale	$25	2.45%	$87,158	1.64%	$300,008	2.22%	$280,449	2.48%	$667,640	2.25%

(1)	The yield on municipal bonds has been computed on a federal tax-equivalent basis of 35 percent.

Loans Receivable, Net
The following table shows the loan composition by type as of the dates indicated:

	March 31, 2016	December 31, 2015
	(in thousands)
Real estate loans:
Commercial property (1)
Retail	$776,718	$740,350
Hospitality	548,807	543,425
Gas station	318,184	323,655
Other (2)	1,058,801	978,662
Construction	27,017	23,387
Residential property	256,488	236,035
Total real estate loans	2,986,015	2,845,514
Commercial and industrial loans:
Commercial term	140,720	152,773
Commercial lines of credit	124,962	128,224
International loans	29,950	31,879
Total commercial and industrial loans	295,632	312,876
Consumer loans (3)	24,832	24,926
Loans receivable	3,306,479	3,183,316
Allowance for loan losses	(41,026)	(42,935)
Loans receivable, net	$3,265,453	$3,140,381

(1)	Includes owner-occupied property loans of $1.23 billion and $1.20 billion as of March 31, 2016 and December 31, 2015, respectively.

(2)
Includes, among other property types, mixed-use, apartment, office, industrial, faith-based facilities and warehouse; the remaining real estate categories represents less than one percent of the Bank's total loans.

(3)	Consumer loans include home equity lines of credit of $21.7 million and $21.8 million as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016 and December 31, 2015, loans receivable (excluding loans held for sale and net of deferred loan cost, discounts and the allowance for loan losses) were $3.27 billion and $3.14 billion, respectively, representing an increase of $125.1 million, or 4.0 percent. The increase in loans as of March 31, 2016 compared with December 31, 2015 was primarily attributable to new loan production of $208.8 million and residential mortgage loan purchases of $30.7 million, offset by loan pay-offs and pay-downs of $59.9 million and SBA loan sales of $12.4 million.

During the three months ended March 31, 2016, new loan production was comprised of $174.4 million in commercial real estate loans, $15.3 million in commercial and industrial loans, $17.6 million in SBA loans, and $1.6 million in consumer loans.

Our loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of loans outstanding (includes real estate loans and commercial and industrial loans):

	Balance as of March 31, 2016	Percentage of Loans Outstanding

Industry	(in thousands)
Lessor of nonresidential buildings	$1,004,466	30.4%
Hospitality	$573,292	17.3%
Gas station	$343,490	10.4%

There was no other concentration of loans to any one type of industry exceeding 10.0 percent of loans outstanding.

Nonperforming Loans and Nonperforming Assets

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

Except for nonperforming loans set forth below and PCI loans, we are not aware of any loans as of March 31, 2016 and December 31, 2015 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date. We cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of nonperforming assets (excluding PCI loans) as of the dates indicated:

	March 31, 2016	December 31, 2015	Increase (Decrease)
			Amount	Percentage
		(in thousands)
Nonperforming Non-PCI loans:
Real estate loans:
Commercial property
Retail	$1,271	$946	$325	34.4%
Hospitality	5,277	5,790	(513)	-8.9%
Gas station	2,531	2,774	(243)	-8.8%
Other	3,565	4,068	(503)	-12.4%
Residential property	546	1,386	(840)	-60.6%
Commercial and industrial loans:
Commercial term	2,557	2,193	364	16.6%
Commercial lines of credit	108	450	(342)	-76.0%
Consumer loans	421	1,511	(1,090)	-72.1%
Total nonperforming Non-PCI loans	16,276	19,118	(2,842)	-14.9%
Loans 90 days or more past due and still accruing	—	—	—	—
Total nonperforming Non-PCI loans (1)	16,276	19,118	(2,842)	-14.9%
OREO	9,411	8,511	900	10.6%
Total nonperforming assets	$25,687	$27,629	$(1,942)	-7.0%

Nonperforming Non-PCI loans as a percentage of Non-PCI loans	0.50%	0.60%
Nonperforming assets as a percentage of assets	0.60%	0.65%
Troubled debt restructured performing Non-PCI loans	$10,319	$10,299

(1)	Includes nonperforming TDRs of $5.9 million and $6.9 million as of March 31, 2016 and December 31, 2015, respectively.

Nonaccrual Non-PCI loans were $16.3 million as of March 31, 2016, compared with $19.1 million as of December 31, 2015, representing a decrease of $2.8 million, or 14.9 percent. There were no Non-PCI loans past due 90 days or more and still accruing as of March 31, 2016 and December 31, 2015. During the three months ended March 31, 2016, $2.1 million of loans were placed on nonaccrual status. These additions to nonaccrual loans were mainly offset by $2.1 million of nonaccrual loans restored to accrual status, $1.6 million in principal payoffs and paydowns and $0.6 million in charge-offs.

Delinquent Non-PCI loans (defined as 30 to 89 days or more past due and still accruing) were $6.0 million as of March 31, 2016, compared with $4.1 million as of December 31, 2015.

The ratio of nonperforming Non-PCI loans to Non-PCI loans decreased to 0.50 percent at March 31, 2016 from 0.60 percent at December 31, 2015. Of the $16.3 million nonperforming Non-PCI loans, approximately $15.1 million were impaired based on the definition contained in ASC 310, Receivables, which resulted in aggregate impairment reserve of $3.6 million as of March 31, 2016. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of March 31, 2016, OREO consisted of 17 properties with a combined carrying value of $9.4 million, as compared to 14 properties with a combined carrying value of $8.5 million as of December 31, 2015.

Impaired Loans

We evaluate loan impairment in accordance with GAAP. With the exception of PCI loans, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established. Additionally, impaired loans are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan losses required for the period.

The following table provides information on impaired loans (excluding PCI loans) as of the dates indicated:

	March 31, 2016		December 31, 2015
	Recorded Investment	Percentage	Recorded Investment	Percentage
	(in thousands)
Real estate loans:
Commercial property
Retail	$2,838	8.7%	$2,597	7.2%
Hospitality	6,666	20.4%	7,168	20.0%
Gas station	5,063	15.5%	5,393	15.0%
Other	8,187	25.0%	9,288	25.9%
Residential property	2,841	8.7%	2,895	8.1%
Commercial and industrial loans:
Commercial term	5,144	15.7%	5,257	14.7%
Commercial lines of credit	38	0.1%	381	1.1%
International loans	1,259	3.8%	1,215	3.4%
Consumer loans	700	2.1%	1,665	4.6%
Total Non-PCI loans	$32,736	100.0%	$35,859	100.0%

Total impaired loans decreased $3.2 million, or 8.9 percent, to $32.7 million as of March 31, 2016, as compared to $35.9 million at December 31, 2015. Specific reserve allocations associated with impaired loans were $4.1 million and $4.4 million as of March 31, 2016 and December 31, 2015, respectively.

During the three months ended March 31, 2016 and 2015, interest income that would have been recognized had impaired loans performed in accordance with their original terms totaled $0.9 million and $0.7 million, respectively. Of these amounts, actual interest recognized on impaired loans was both $0.7 million for the three months ended March 31, 2016 and 2015.

The following table provides information on TDRs (excluding PCI loans) as of the dates indicated:

	March 31, 2016			December 31, 2015
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$348	$1,225	$1,573	$344	$1,227	$1,571
Hospitality	1,198	411	1,609	1,244	414	1,658
Gas station	917	—	917	959	—	959
Other	1,723	4,466	6,189	1,525	5,237	6,762
Residential property	—	1,097	1,097	689	299	988
Commercial and industrial loans:
Commercial term	1,708	2,743	4,451	1,721	2,872	4,593
Commercial lines of credit	38	—	38	280	—	280
Consumer loans	—	377	377	116	250	366
Total Non-PCI loans	$5,932	$10,319	$16,251	$6,878	$10,299	$17,177

For the three months ended March 31, 2016, we restructured monthly payments for three loans, with a net carrying value of $0.2 million at the time of modification, which we subsequently classified them as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for nine months or less.

As of March 31, 2016, TDRs on accrual status were $10.3 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $0.4 million allowance relating to these loans was included in the allowance for loan losses. For the TDRs on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of March 31, 2016, TDRs on nonaccrual status were $5.9 million, and a $0.5 million allowance relating to these loans was included in the allowance for loan losses.

As of December 31, 2015, TDRs on accrual status were $10.3 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $0.9 million allowance reserve relating to these loans was included in the allowance for loan losses. For the TDRs on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of December 31, 2015, TDRs on nonaccrual status were $6.9 million, and a $0.1 million allowance relating to these loans was included in the allowance for loan losses.

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

The Bank charges or credits operating expenses for provisions to the allowance for loan losses and the allowance for off-balance sheet items at least quarterly based upon the allowance need. The allowance is determined through an analysis involving quantitative calculations based on historic loss rates and qualitative adjustments for general reserves and individual impairment calculations for specific allocations. The Bank charges the allowance for actual losses and credits the allowance for recoveries on loans previously charged-off.

The Bank evaluates the allowance methodology at least annually. In the fourth quarter of 2015, based upon an evaluation of the look-back periods, the loss-emergence periods and the qualitative adjustments, the Bank utilized a 20-quarter look-back period with equal weighting to all quarters in order to reflect the lengthening of the business cycle and to capture sufficient loss observations for the estimate of a reliable loss rate. In addition, the Bank determined that there were no indications that the loss migration analysis changed significantly; however, these factors do not materially affect the estimated loss rates. In addition, the Bank re-evaluated the qualitative adjustments, reducing their affect in light of the lengthening of the business cycle and the continued improvement in credit metrics. Improving credit metrics included, among other things, net loan recoveries, a low level of nonperforming, non-PCI loans to loans and a low level of classified loans to loans.

From first quarter of 2014 to the third quarter of 2015, based upon a similar evaluation, the Bank utilized a 16-quarter look-back period, weighing the loss factors 46 percent for the most recent four-quarter period and 31 percent, 15 percent and 8 percent for each of the following four-quarter periods, respectively.

To determine general reserve requirements, existing loans are divided into fourteen general loan pools of risk-rated loans, as well as three homogeneous loan pools. For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade to determine risk factors for potential loss inherent in the current outstanding loan portfolio. As three homogeneous loans are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific reserves are allocated for loans deemed “impaired.”

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

The following tables reflect our allocation of allowance for loan losses by loan category as well as the loans receivable for each loan type:

	March 31, 2016			December 31, 2015
	Allowance Amount	Percentage	Non- PCI Loans	Allowance Amount	Percentage	Non- PCI Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$5,090	14.4%	$772,454	$5,164	13.8%	$735,501
Hospitality	7,407	20.9%	544,708	8,175	21.8%	539,345
Gas station	2,447	6.9%	313,571	2,631	7.0%	319,363
Other	9,620	27.4%	1,053,306	9,977	26.6%	973,243
Construction	1,416	4.0%	27,017	1,732	4.6%	23,387
Residential property	2,298	6.5%	255,334	2,121	5.7%	234,879
Total real estate loans	28,278	80.1%	2,966,390	29,800	79.5%	2,825,718
Commercial and industrial loans:
Commercial term	4,474	12.6%	140,559	4,734	12.6%	152,602
Commercial lines of credit	1,421	4.0%	124,962	1,954	5.2%	128,224
International loans	394	1.1%	29,950	393	1.0%	31,879
Total commercial and industrial loans	6,289	17.7%	295,471	7,081	18.8%	312,705
Consumer loans	255	0.7%	24,783	242	0.6%	24,879
Unallocated	559	1.5%	—	371	1.1%	—
Total	$35,381	100.0%	$3,286,644	$37,494	100.0%	$3,163,302

	March 31, 2016			December 31, 2015
	Allowance Amount	Percentage	PCI Loans	Allowance Amount	Percentage	PCI Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$421	7.5%	$4,264	$269	4.9%	$4,849
Hospitality	—	—%	4,099	88	1.6%	4,080
Gas station	484	8.6%	4,613	477	8.8%	4,292
Other	4,497	79.6%	5,495	4,412	81.1%	5,419
Residential property	197	3.5%	1,154	151	2.8%	1,156
Total real estate loans	5,599	99.2%	19,625	5,397	99.2%	19,796
Commercial and industrial loans:
Commercial term	44	0.8%	161	42	0.8%	171
Consumer loans	2	—%	49	2	—%	47
Total	$5,645	100.0%	$19,835	$5,441	100.0%	$20,014

The following table sets forth certain information regarding allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the Three Months Ended,
	March 31, 2016			December 31, 2015			March 31, 2015
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
				(in thousands)
Allowance for loan losses:
Balance at beginning of period	$37,494	$5,441	$42,935	$43,222	$3,138	$46,360	$51,640	$1,026	$52,666
Actual charge-offs	(637)	—	(637)	(527)	—	(527)	(34)	(52)	(86)
Recoveries on loans previously charged off	253	—	253	937	—	937	1,692	352	2,044
Net loan recoveries	(384)	—	(384)	410	—	410	1,658	300	1,958
(Negative provision) provision	(1,729)	204	(1,525)	(6,138)	2,303	(3,835)	(1,783)	110	(1,673)
Balance at end of period	$35,381	$5,645	$41,026	$37,494	$5,441	$42,935	$51,515	$1,436	$52,951

Allowance for off-balance sheet items:
Balance at beginning of period	$986	$—	$986	$556	$—	$556	$1,366	$—	$1,366
(Negative provision) provision	234	—	234	430	—	430	(312)	—	(312)
Balance at end of period	$1,220	$—	$1,220	$986	$—	$986	$1,054	$—	$1,054

Ratios:
Net loan charge-offs (recoveries) to average loans (1)	0.05%	—%	0.05%	(0.06)%	—%	(0.05)%	(0.24)%	(2.81)%	(0.28)%
Net loan charge-offs (recoveries) to loans (1)	0.05%	—%	0.05%	(0.06)%	—%	(0.05)%	(0.24)%	(2.93)%	(0.28)%
Allowance for loan losses to average loans	1.1%	28.33%	1.28%	1.27%	18.14%	1.41%	1.87%	3.36%	1.88%
Allowance for loan losses to loans	1.08%	28.46%	1.24%	1.19%	27.18%	1.35%	1.86%	3.51%	1.88%
Net loan charge-offs (recoveries) to allowance for loan losses (1)	4.34%	—%	3.74%	(5.05)%	—%	(3.82)%	(12.87)%	(83.57)%	(14.79)%
Allowance for loan losses to nonperforming loans	217.38%	—%	252.06%	196.12%	—%	224.58%	176.07%	0.00%	180.98%
Balance:
Average loans during period	$3,224,973	$19,925	$3,192,832	$3,091,615	$22,580	$3,049,544	$2,758,188	$42,721	$2,821,616
Loans at end of period	$3,286,644	$19,835	$3,306,479	$3,163,302	$20,014	$3,183,316	$2,775,616	$40,941	$2,816,557
Nonperforming loans at end of period	$16,276	$—	$16,276	$19,118	$—	$19,118	$29,258	$—	$29,258

(1)	Net loan charge-offs (recoveries) are annualized to calculate the ratios.

Allowance for loan losses was $41.0 million, $42.9 million and $53.0 million, as of March 31, 2016, December 31, 2015, and March 31, 2015, respectively. The decrease of $1.9 million, or 4.4 percent in the allowance for loan losses as of March 31, 2016, compared with December 31, 2015 was due primarily to the decline in estimated loss factors and improvements in classified loans. Accordingly, the non-PCI loan loss allowance decreased by $2.1 million to $35.4 million as of March 31, 2016, compared with December 31, 2015. However, the PCI loan loss allowance increased by $0.2 million to $5.6 million as of March 31, 2016, compared with December 31, 2015, due to deteriorating loans condition determined individually on PCI loans.

An allowance for off-balance sheet exposure, primarily unfunded loan commitments, as of March 31, 2016, December 31, 2015 and March 31, 2015 was $1.2 million, $1.0 million and $1.1 million, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized.

Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances are adequate for losses inherent in the loan portfolio and for off-balance sheet exposures as of March 31, 2016.

The following table presents a summary of net recoveries (charge-offs) by the loan portfolio:

	As of and for the Three Months Ended
	Charge-offs	Recoveries	Net Recoveries (Charge-offs)
	(in thousands)
March 31, 2016
Real estate loans:
Commercial property
Retail	$—	$3	$3
Hospitality	(535)	—	(535)
Gas station	—	81	81
Other	—	9	9
Commercial and industrial loans:
Commercial term	(2)	154	152
Commercial lines of credit	(100)	6	(94)
Total Non-PCI loans	$(637)	$253	$(384)

March 31, 2015
Real estate loans:
Commercial property
Retail	$—	$8	$8
Other	—	24	24
Commercial and industrial loans:
Commercial term	(34)	1,614	1,580
Commercial lines of credit	—	31	31
International loans	—	15	15
Total Non-PCI loans	$(34)	$1,692	$1,658

For the three months ended March 31, 2016, total charge-offs were $0.6 million, an increase of $0.6 million from $34,000 for the same period in 2015, and total recoveries were $0.3 million, an decrease of $1.4 million, or 85.0 percent, from $1.7 million for the same period in 2015.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	March 31, 2016		December 31, 2015
	Balance	Percent	Balance	Percent
	(in thousands)
Demand – noninterest-bearing	$1,172,444	33.5%	$1,155,518	33.0%
interest-bearing	99,141	2.8%	94,583	2.7%
Interest-bearing:
Money market and savings	931,915	26.6%	871,863	24.8%
Time deposits of $100,000 or more (1)	836,305	23.9%	881,082	25.1%
Other time deposits	460,187	13.2%	506,931	14.4%
Total deposits	$3,499,992	100.0%	$3,509,977	100.0%

(1)	Includes $348.1 million and $377.1 million of time deposits of $250,000 or more as of March 31, 2016 and December 31, 2015, respectively.

Deposits decreased $10.0 million, or 0.3 percent, to $3.50 billion as of March 31, 2016 from $3.51 billion as of December 31, 2015. The decrease in deposits was mainly attributable to the $91.5 million decrease in time deposits, offset by a $60.1 million increase in money market and savings deposits as well as a $16.9 million increase in noninterest-bearing demand deposits. The decrease in time deposits were primarily due to maturities of higher rate time deposits assumed from CBI acquisition.

Core deposits (defined as demand, money market and savings and other time deposits) increased $35.3 million, or 1.3 percent, to $2.66 billion at March 31, 2016 from $2.63 billion at December 31, 2015. Noninterest-bearing demand deposits as a percentage of deposits increased to 33.5 percent at March 31, 2016 from 32.9 percent at December 31, 2015.

Borrowings

At March 31, 2016 and December 31, 2015, there were $250.0 million and $170.0 million overnight advances from the FHLB, respectively. The increase in FHLB advances supported loan growth for the 2016 first quarter. In addition, subordinated debentures were $18.8 and $18.7 million, respectively, at March 31, 2016 and December 31, 2015, the change representing the accretion of acquisition discount.

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

The following table shows the status of our gap position as of March 31, 2016:

	Less Than Three Months	More Than Three Months But Less Than One Year	More Than One Year But Less Than Five Years	More Than Five Years	Noninterest- Sensitive	Total
	(in thousands)
Assets
Cash and due from banks	$—	$—	$—	$—	$111,366	$111,366
Interest-bearing deposits in other banks	26,098	—	—	—	—	26,098
Securities:
Fixed rate	30,858	53,816	206,947	258,031	—	549,652
Floating rate	113,636	4,499	—	—	—	118,135
Fair value adjustments	—	—	—	—	7,245	7,245
Loans:
Fixed rate	70,653	152,184	615,712	32,832	—	871,381
Floating rate	955,283	231,750	1,223,130	19,609	—	2,429,772
Nonaccrual	—	—	—	—	30,831	30,831
Deferred loan costs, discount, and allowance for loan losses	—	—	—	—	(63,948)	(63,948)
FHLB and FRB stock	—	—	—	30,808	—	30,808
Other assets	48,612	—	—	18,011	132,785	199,408
Total assets	$1,245,140	$442,249	$2,045,789	$359,291	$218,279	$4,310,748
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand – noninterest-bearing	$—	$—	$—	$—	$1,172,444	$1,172,444
– interest-bearing	4,626	8,557	27,265	58,692	—	99,140
Money market and savings	71,799	154,139	409,747	296,230	—	931,915
Time deposits	268,025	838,233	186,818	3,417	—	1,296,493
FHLB advances	250,000	—	—	—	—	250,000
Subordinated debentures	18,759	—	—	—	—	18,759
Other liabilities	—	—	—	—	31,137	31,137
Stockholders’ equity	—	—	—	—	510,860	510,860
Total liabilities and stockholders’ equity	$613,209	$1,000,929	$623,830	$358,339	$1,714,441	$4,310,748
Repricing gap	631,931	(558,680)	1,421,959	952	(1,496,162)
Cumulative repricing gap	631,931	73,251	1,495,210	1,496,162	—
Cumulative repricing gap as a percentage of assets	14.66%	1.70%	34.69%	34.71%	—
Cumulative repricing gap as a percentage of interest-earning assets	15.67%	1.82%	37.07%	37.09%	—
Interest-earning assets						$4,033,381

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

As of March 31, 2016, the cumulative repricing gap for the three-month period was at an asset-sensitive position and was 15.67 percent of interest-earning assets, which increased from 13.56 percent as of December 31, 2015. This increase was due mainly to a a $143.4 million increase in floating rate loans, a $35.7 million increase in floating rate securities and a $43.5 million decrease in time deposits, mainly offset by a $80.0 million increase in FHLB advances and a $49.9 million decrease in interest-bearing deposits in other banks.

As of March 31, 2016, the cumulative repricing gap for the twelve-month period was at an asset-sensitive position and was 1.82 percent of interest-earning assets, which increased from 1.79 percent of an asset-sensitive position as of December 31, 2015. This increase was due mainly to a $51.8 million increase in fixed rate loans and $51.8 million decrease in time deposits, mainly offset by a $80.0 million increase in FHLB advances and a $49.9 million decrease in interest-bearing deposits in other banks.

The following table summarizes the status of the cumulative gap position as of the dates indicated:

	Less Than Three Months		Less Than Twelve Months
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(in thousands)
Cumulative repricing gap	$631,931	$533,628	$73,251	$70,573
Percentage of assets	14.66%	12.68%	1.70%	1.68%
Percentage of interest-earning assets	15.67%	13.56%	1.82%	1.79%

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

	Percentage Changes		Change in Amount
Change in Interest Rate	Net Interest Income	Economic Value of Equity	Net Interest Income	Economic Value of Equity
	(in thousands)
300%	2.71%	(5.89)%	$4,368	$(29,861)
200%	1.78%	(3.60)%	$2,866	$(18,227)
100%	1.07%	(0.50)%	$1,732	$(2,519)
-100%	(1)	(1)	(1)	(1)

(1)	Results are not meaningful in a low interest rate environment.

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

At March 31, 2016, the Bank’s total risk-based capital ratio of 14.78 percent, Tier 1 risk-based capital ratio of 13.56 percent, common equity Tier 1 capital ratio of 13.56 percent and Tier 1 leverage capital ratio of 11.22 percent, placed the Bank in the “well capitalized” category pursuant to new capital rule, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

For a discussion of implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act, see Note 9 - Regulatory Matters of Notes to Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see Note 12 - Off-Balance Sheet Commitments of Notes to Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q and “Item 1. Business - Off-Balance Sheet Commitments” in our 2015 Annual Report on Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations described in our 2015 Annual Report on Form 10-K.

Recently Issued Accounting Standards

In January, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. All entities can early adopt the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Early adoption of these provisions can be elected for all financial statements of fiscal years and interim periods that have not yet been issued (for public business entities) or that have not yet been made available for issuance. The classification and measurement guidance is the first ASU issued under the FASB’s financial instruments project. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In February, 2016, the FASB issued ASU 2016-02, Leases. While both lessees and lessors are affected by the new guidance, the effects on the lessees are much more significant. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. By definition, a short-term lease is one in which: (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which right-of-use assets and lease liabilities are not recognized and lease payments are generally recognized as expense over the lease term on a straight-line basis. Adoption of this ASU will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under existing lease accounting guidance. For many entities, this could significantly affect the financial ratios they use for external reporting and other purposes, such as debt covenant compliance. Examples of changes in the new guidance affecting both lessees and lessors include: (a) defining initial direct costs to only include those incremental costs that would not have been incurred if the lease had not been entered into, (b) requiring related party leases to be accounted for based on their legally enforceable terms and conditions, (c) eliminating the additional requirements that currently must be applied to leases involving real estate and (d) revising the circumstances under which the transfer contract in a sale-leaseback transaction should be accounted for as the sale of an asset by the seller-lessee and the purchase of an asset by the buyer-lessor. In addition, both lessees and lessors are subject to new disclosure requirements. ASU 2016-02 is effective for public entities for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. As a result of this ASU, changes applicable to all entities include: 1) minimum statutory withholding requirements; under the ASU, the threshold to qualify for equity classification would permit withholding up to the maximum individual statutory tax rate in the applicable jurisdictions. Also, the ASU provides that cash paid by an employer when directly withholding shares for tax-withholding purposes would be classified as a financing activity on the statement of cash flows; 2) accounting for forfeitures; the ASU would allow an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; 3) accounting for income taxes; under the ASU, all excess tax benefits and tax deficiencies would be recognized as income tax expense or benefit in the income statement. An entity also would recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Further, excess tax benefits would not be separated from other income tax cash flows and thus would be classified along with other cash flows as an operating activity. ASU 2016-09 is effective for public entities for interim and annual periods beginning after December 15, 2016. The Company adopted this ASU effective January 1, 2016 and it did not have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management” and “- Capital Resources” in this Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2016, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that has materially affected or is reasonably likely to materially affect Hanmi Financial's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Part I, Item 1A Risk Factors of our 2015 Annual Report on Form 10-K.

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

Hanmi Financial Corporation

Date:	May 6, 2016	By:	/s/ C. G. Kum
C. G. Kum
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)