Form 10-Q
period 2016-06-30
HANMI FINANCIAL CORP
filed 2016-08-08
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 5, 2016, there were 32,263,445 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries
Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2016

Part I — Financial Information
Item 1. Financial Statements
Hanmi Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited) June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$156,632	$164,364
Securities available for sale, at fair value (amortized cost of $622,459 as of June 30, 2016 and $700,627 as of December 31, 2015)	636,275	698,296
Loans held for sale, at the lower of cost or fair value	12,833	2,874
Loans receivable, net of allowance for loan losses of $39,707 as of June 30, 2016 and $42,935 as of December 31, 2015	3,409,603	3,140,381
Accrued interest receivable	10,552	9,501
Premises and equipment, net	29,752	29,834
Other real estate owned ("OREO"), net	11,846	8,511
Customers’ liability on acceptances	2,456	3,586
Servicing assets	11,337	11,744
Core deposit intangible, net	1,537	1,701
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Federal Reserve Bank ("FRB") stock, at cost	14,423	14,098
Income tax asset	52,161	57,174
Bank-owned life insurance	48,851	48,340
Prepaid expenses and other assets	26,690	27,732
Total assets	$4,441,333	$4,234,521
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$1,189,528	$1,155,518
Interest-bearing	2,399,761	2,354,458
Total deposits	3,589,289	3,509,976
Accrued interest payable	3,107	3,177
Bank’s liability on acceptances	2,456	3,586
FHLB advances	280,000	170,000
Servicing liabilities	3,921	4,784
Federal Deposit Insurance Corporation ("FDIC") loss sharing liability	18	1,289
Subordinated debentures	18,821	18,703
Accrued expenses and other liabilities	18,536	29,088
Total liabilities	3,916,148	3,740,603
Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 32,863,007 shares (32,260,320 shares outstanding) as of June 30, 2016 and issued 32,566,522 shares (31,974,359 shares outstanding) as of December 31, 2015	33	257
Additional paid-in capital	560,089	557,761
Accumulated other comprehensive income (loss), net of tax expense of $4,695 as of June 30, 2016 and tax benefit of $2,007 as of December 31, 2015	9,121	(315)
Retained earnings	26,396	6,422
Less: treasury stock, at cost; 602,687 shares as of June 30, 2016 and 592,163 shares as of December 31, 2015	(70,454)	(70,207)
Total stockholders’ equity	525,185	493,918
Total liabilities and stockholders’ equity	$4,441,333	$4,234,521

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest and dividend income:
Interest and fees on loans	$40,645	$36,915	$79,712	$73,949
Interest on securities	2,886	2,979	5,903	6,853
Dividends on FRB and FHLB stock	579	1,116	1,121	1,598
Interest on deposits in other banks	49	40	97	88
Total interest and dividend income	44,159	41,050	86,833	82,488
Interest expense:
Interest on deposits	3,684	3,802	7,410	7,582
Interest on subordinated debentures	196	151	379	296
Interest on FHLB advances	299	4	494	60
Total interest expense	4,179	3,957	8,283	7,938
Net interest income before provision for loan losses	39,980	37,093	78,550	74,550
Negative provision for loan losses	(1,515)	(2,403)	(3,040)	(4,076)
Net interest income after provision for loan losses	41,495	39,496	81,590	78,626
Noninterest income:
Service charges on deposit accounts	2,898	3,169	5,899	6,380
Trade finance and other service charges and fees	1,064	1,109	2,109	2,376
Gain on sales of Small Business Administration ("SBA") loans	1,774	1,573	2,632	3,257
Net gain on sales of securities	—	1,912	—	4,096
Disposition gains on Purchased Credit Impaired ("PCI") loans	1,963	2,470	2,622	3,693
Other operating income	1,674	900	3,072	2,181
Total noninterest income	9,373	11,133	16,334	21,983
Noninterest expense:
Salaries and employee benefits	16,061	15,542	31,759	31,926
Occupancy and equipment	3,938	4,224	7,434	8,527
Data processing	1,454	1,335	2,889	3,467
Professional fees	1,509	1,701	2,974	4,042
Supplies and communications	709	928	1,445	1,758
Advertising and promotion	1,094	1,046	1,616	1,569
OREO expense (income)	183	(13)	648	404
Merger and integration costs	—	136	—	1,747
Other operating expenses	2,915	2,127	5,167	4,978
Total noninterest expense	27,863	27,026	53,932	58,418
Income before income tax expense	23,005	23,603	43,992	42,191
Income tax expense	8,857	9,619	15,040	17,153
Net income	$14,148	$13,984	$28,952	$25,038
Basic earnings per share	$0.44	$0.44	$0.90	$0.79
Diluted earnings per share	$0.44	$0.44	$0.90	$0.79
Weighted-average shares outstanding:
Basic	31,882,489	31,774,692	31,864,427	31,761,067
Diluted	32,029,910	31,908,719	32,001,163	31,874,484

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$14,148	$13,984	$28,952	$25,038
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	6,424	(8,041)	16,147	4,002
Less: reclassification adjustment for net gain (loss) included in net income	—	(1,912)	—	(4,096)
Unrealized loss on interest-only strip of servicing assets	(9)	—	(9)
Income tax (expense) benefit related to items of other comprehensive income	(2,658)	4,177	(6,702)	54
Other comprehensive income (loss), net of tax	3,757	(5,776)	9,436	(40)
Comprehensive income	$17,905	$8,208	$38,388	$24,998

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Retained Earnings	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at January 1, 2015	32,488,097	(577,894)	31,910,203	$257	$554,904	$463	$(32,379)	$(69,858)	$453,387
Stock options exercised	26,455	—	26,455	—	363	—	—	—	363
Restricted stock awards, net of forfeitures	38,184	—	38,184	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,022	—	—	—	1,022
Cash dividends declared	—	—	—	—	—	—	(7,030)	—	(7,030)
Net income	—	—	—	—	—	—	25,038	—	25,038
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	—	(40)	—	—	(40)
Balance at June 30, 2015	32,552,736	(577,894)	31,974,842	$257	$556,289	$423	$(14,371)	$(69,858)	$472,740

Balance at January 1, 2016	32,566,522	(592,163)	31,974,359	$257	$557,761	$(315)	$6,422	$(70,207)	$493,918
Correction of accounting for the 2011 1-for-8 stock split	—	—	—	(224)	224	—	—	—	—
Stock options exercised	40,209	—	40,209	—	562	—	—	—	562
Restricted stock awards, net of forfeitures	256,276	—	256,276	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,542	—	—	—	1,542
Restricted stock surrendered due to employee tax liability	—	(10,524)	(10,524)	—	—	—	—	(247)	(247)
Cash dividends declared	—	—	—	—	—	—	(8,978)	—	(8,978)
Net income	—	—	—	—	—	—	28,952	—	28,952
Change in unrealized gain on securities available for sale and unrealized loss on interest-only strip of servicing assets, net of income taxes	—	—	—	—	—	9,436	—	—	9,436
Balance at June 30, 2016	32,863,007	(602,687)	32,260,320	$33	$560,089	$9,121	$26,396	$(70,454)	$525,185
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$28,952	$25,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,595	9,573
Share-based compensation expense	1,542	1,022
Negative provision for loan losses	(3,040)	(4,076)
Gain on sales of securities	—	(4,096)
Gain on sales of SBA loans	(2,632)	(3,257)
Gain on sale of premises and equipment	(35)	—
Disposition gains on PCI loans	(2,622)	(3,693)
Valuation adjustment on OREO	648	(228)
Origination of SBA loans held for sale	(42,559)	(37,942)
Proceeds from sales of SBA loans	35,119	43,443
Change in accrued interest receivable	(1,051)	1,616
Change in bank-owned life insurance	(511)	(498)
Change in prepaid expenses and other assets	882	4,225
Change in income tax asset	(1,689)	1,606
Change in accrued interest payable	(70)	(7)
Change in FDIC loss sharing liability	(1,271)	(1,958)
Change in accrued expenses and other liabilities	(8,366)	(14,809)
Net cash provided by operating activities	10,892	15,959
Cash flows from investing activities:
Proceeds from redemption of FHLB stock	—	1,195
Proceeds from matured, called and repayment of securities	74,063	62,863
Proceeds from sales of securities available for sale	—	307,442
Proceeds from sales of OREO	1,297	6,096
Proceeds from sales of loans	—	360
Proceeds from bank-owned life insurance	—	1,323
Change in loans receivable, excluding purchases	(171,240)	(23,135)
Purchases of securities	—	(40,484)
Purchases of premises and equipment	(1,393)	(1,292)
Purchases of loans receivable	(97,200)	(64,553)
Purchases of FRB stock	(325)	(1,244)
Net cash (used in) provided by provided by investing activities	(194,798)	248,571
Cash flows from financing activities:
Change in deposits	79,313	(116,965)
Change in overnight FHLB borrowings	110,000	(150,000)
Redemption of rescinded stock obligation	—	(783)
Proceeds from exercise of stock options	562	363
Cash paid for treasury shares acquired in respect of share-based compensation	(247)	—
Cash dividends paid	(13,454)	(2,234)
Net cash provided by (used in) financing activities	176,174	(269,619)
Net decrease in cash and cash equivalents	(7,732)	(5,089)
Cash and cash equivalents at beginning of year	164,364	158,320
Cash and cash equivalents at end of period	$156,632	$153,231

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,353	$7,945
Income taxes	$16,486	$14,338
Non-cash activities:
Transfer of loans receivable to OREO	$4,318	$2,711
Transfer of loans receivable to loans held for sale	$—	$360
Income tax (expense) benefit related to items in other comprehensive income	$(6,702)	$54
Change in unrealized gain in accumulated other comprehensive income	$(16,147)	$(4,002)
Cash dividends declared	$(8,978)	$(7,030)
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016 and 2015
Note 1 — Basis of Presentation

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is a bank holding company whose subsidiary is Hanmi Bank (the “Bank”). Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through operation of the Bank.

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended June 30, 2016, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report on Form 10-K”).

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

Note 2 — Securities

The following is a summary of securities available for sale as of June 30, 2016 and December 31, 2015:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
June 30, 2016
Mortgage-backed securities (1) (2)	$262,223	$4,129	$77	$266,275
Collateralized mortgage obligations (1)	85,678	554	91	86,141
U.S. government agency securities	15,491	53	—	15,544
SBA loan pool securities	56,553	62	190	56,425
Municipal bonds-tax exempt	160,951	8,475	—	169,426
Municipal bonds-taxable	13,476	616	—	14,092
Corporate bonds	5,014	—	13	5,001
U.S. treasury securities	157	1	—	158
Mutual funds	22,916	382	85	23,213
Total securities available for sale	$622,459	$14,272	$456	$636,275

December 31, 2015
Mortgage-backed securities (1) (2)	$286,450	$392	$2,461	$284,381
Collateralized mortgage obligations (1)	97,904	79	997	96,986
U.S. government agency securities	48,478	—	656	47,822
SBA loan pool securities	63,670	7	411	63,266
Municipal bonds-tax exempt	162,101	1,820	19	163,902
Municipal bonds-taxable	13,932	189	88	14,033
Corporate bonds	5,017	—	24	4,993
U.S. treasury securities	159	1	—	160
Mutual funds	22,916	—	163	22,753
Total securities available for sale	$700,627	$2,488	$4,819	$698,296

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Include securities collateralized by home equity conversion mortgages with total estimated fair value of $55.7 million and $58.6 million as of June 30, 2016 and December 31, 2015, respectively.

The amortized cost and estimated fair value of securities as of June 30, 2016, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. Mutual funds do not have contractual maturities. However, they are included in the table shown below as over ten years since the Company intends to hold these securities for at least this duration. All other securities are included based on their contractual maturities.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(in thousands)
Within one year	$1	$1
Over one year through five years	93,040	93,762
Over five years through ten years	273,361	279,870
Over ten years	256,057	262,642
Total	$622,459	$636,275
Gross unrealized losses on securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of June 30, 2016 and December 31, 2015:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(in thousands, except number of securities)
June 30, 2016
Mortgage-backed securities	$43	$10,746	4	$34	$10,912	3	$77	$21,658	7
Collateralized mortgage obligations	10	12,778	6	81	13,879	7	91	26,657	13
SBA loan pool securities	117	35,639	10	73	14,518	5	190	50,157	15
Corporate bonds	—	—	—	13	5,001	1	13	5,001	1
Mutual funds	—	—	—	85	941	3	85	941	3
Total	$170	$59,163	20	$286	$45,251	19	$456	$104,414	39

December 31, 2015
Mortgage-backed securities	$1,734	$193,931	52	$727	$21,659	9	$2,461	$215,590	61
Collateralized mortgage obligations	335	48,970	18	662	32,964	13	997	81,934	31
U.S. government agency securities	201	23,289	8	455	24,533	8	656	47,822	16
SBA loan pool securities	161	50,499	12	250	7,036	3	411	57,535	15
Municipal bonds-tax exempt	19	8,922	6	—	—	—	19	8,922	6
Municipal bonds-taxable	88	7,106	4	—	—	—	88	7,106	4
Corporate binds	24	4,994	1	—	—	—	24	4,994	1
Mutual funds	66	21,820	3	97	928	3	163	22,748	6
Total	$2,628	$359,531	104	$2,191	$87,120	36	$4,819	$446,651	140

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2016 and December 31, 2015 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of June 30, 2016 and December 31, 2015. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

The Company does not intend to sell these securities and it is more likely than not that we will not be required to sell the securities before the recovery of their amortized cost basis. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of June 30, 2016 and December 31, 2015 were not other-than-temporarily impaired, and therefore, no impairment charges as of June 30, 2016 and December 31, 2015 were warranted.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Gross realized gains on sales of securities	$—	$2,067	$—	$4,262
Gross realized losses on sales of securities	—	(155)	—	(166)
Net realized gains on sales of securities	$—	$1,912	$—	$4,096
Proceeds from sales of securities	$—	$130,594	$—	$307,442

There were no sales of securities during the six-month period ended June 30, 2016. For the three months ended June 30, 2015, there was a $1.9 million net gain in earnings resulting from the sale of securities that had previously been recorded as net unrealized gains of $4.1 million in comprehensive income. For the six months ended June 30, 2015, there was a $4.1 million net gain in earnings resulting from the sale of securities that had previously been recorded as net unrealized gains of $1.2 million in comprehensive income.

Securities available for sale with market values of $97.6 million and $72.0 million as of June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Note 3 — Loans

Loans Receivable, Net

Loans receivable consisted of the following as of the dates indicated:

	June 30, 2016			December 31, 2015
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(in thousands)
Real estate loans:
Commercial property (1)
Retail	$790,968	$2,543	$793,511	$735,501	$4,849	$740,350
Hospitality	602,826	3,250	606,076	539,345	4,080	543,425
Gas station	277,873	2,888	280,761	319,363	4,292	323,655
Other (2)	1,123,195	5,151	1,128,346	973,243	5,418	978,661
Construction	26,382	—	26,382	23,387	—	23,387
Residential property	295,505	991	296,496	234,879	1,157	236,036
Total real estate loans	3,116,749	14,823	3,131,572	2,825,718	19,796	2,845,514
Commercial and industrial loans:
Commercial term	143,487	146	143,633	152,602	171	152,773
Commercial lines of credit	121,326	—	121,326	128,224	—	128,224
International loans	28,114	—	28,114	31,879	—	31,879
Total commercial and industrial loans	292,927	146	293,073	312,705	171	312,876
Consumer loans (3)	24,614	51	24,665	24,879	47	24,926
Loans receivable	3,434,290	15,020	3,449,310	3,163,302	20,014	3,183,316
Allowance for loans losses	(34,259)	(5,448)	(39,707)	(37,494)	(5,441)	(42,935)
Loans receivable, net	$3,400,031	$9,572	$3,409,603	$3,125,808	$14,573	$3,140,381

(1)	Includes owner-occupied property loans of $1.28 billion and $1.20 billion as of June 30, 2016 and December 31, 2015, respectively.

(2)
Includes, among other property types, mixed-use, apartment, office, industrial, faith-based facilities and warehouse; the remaining real estate categories represent less than one percent of the Bank's total loans.

(3)	Consumer loans include home equity lines of credit of $20.6 million and $21.8 million as of June 30, 2016 and December 31, 2015, respectively.

Accrued interest on loans receivable was $7.3 million and $7.9 million at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, loans receivable of $758.4 million and $557.7 million, respectively, were pledged to secure borrowing facilities from the FHLB and the FRB's discount window.

Loans Held for Sale

The following table includes the activity for loans held for sale (excluding PCI loans) by portfolio segment for the three months ended June 30, 2016 and 2015:

	Real Estate	Commercial and Industrial	Total Non-PCI
	(in thousands)
June 30, 2016
Loans held for sale, at beginning of period	$1,824	$759	$2,583
Originations	22,376	8,031	30,407
Sales	(14,905)	(5,247)	(20,152)
Principal payoffs and amortization	(1)	(4)	(5)
Loans held for sale, at end of period	$9,294	$3,539	$12,833

June 30, 2015
Loans held for sale, at beginning of period	$7,226	$1,451	$8,677
Originations	6,807	8,027	14,834
Reclassification from loans receivable	360	—	360
Sales	(12,321)	(7,368)	(19,689)
Principal payoffs and amortization	(5)	(19)	(24)
Loans held for sale, at end of period	$2,067	$2,091	$4,158

The following table includes the activity for loans held for sale (excluding PCI loans) by portfolio segment for the six months ended June 30, 2016 and 2015:

	Real Estate	Commercial and Industrial	Total Non-PCI
	(in thousands)
June 30, 2016
Loans held for sale, at beginning of period	$840	$2,034	$2,874
Originations	28,849	13,710	42,559
Sales	(20,393)	(12,182)	(32,575)
Principal payoffs and amortization	(2)	(23)	(25)
Loans held for sale, at end of period	$9,294	$3,539	$12,833

June 30, 2015
Loans held for sale, at beginning of period	$3,323	$2,128	$5,451
Originations	23,734	14,208	37,942
Reclassification from loans receivable	360	—	360
Sales	(25,335)	(14,208)	(39,543)
Principal payoffs and amortization	(15)	(37)	(52)
Loans held for sale, at end of period	$2,067	$2,091	$4,158

Allowance for Loan Losses

Activity in the allowance for loan losses was as follows for the periods indicated:

	As of and for the Three Months Ended
	June 30, 2016			June 30, 2015
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total

Allowance for loan losses:
Balance at beginning of period	$35,381	$5,645	$41,026	$51,515	$1,436	$52,951
Charge-offs	(662)	(137)	(799)	(1,221)	52	(1,169)
Recoveries on loans previously charged off	995	—	995	1,793	(352)	1,441
Net loan (charge-offs) recoveries	333	(137)	196	572	(300)	272
(Negative provision) provision	(1,455)	(60)	(1,515)	(2,619)	216	(2,403)
Balance at end of period	$34,259	$5,448	$39,707	$49,468	$1,352	$50,820

	As of and for the Six Months Ended
	June 30, 2016			June 30, 2015
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total

Allowance for loan losses:
Balance at beginning of period	$37,494	$5,441	$42,935	$51,640	$1,026	$52,666
Charge-offs	(1,299)	(137)	(1,436)	(1,255)	—	(1,255)
Recoveries on loans previously charged off	1,248	—	1,248	3,485	—	3,485
Net loan (charge-offs) recoveries	(51)	(137)	(188)	2,230	—	2,230
(Negative provision) provision	(3,184)	144	(3,040)	(4,402)	326	(4,076)
Balance at end of period	$34,259	$5,448	$39,707	$49,468	$1,352	$50,820

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

The following table details the information on the allowance for loan losses by portfolio segment as of and for the three months ended June 30, 2016 and 2015:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(in thousands)
June 30, 2016
Allowance for loan losses on Non-PCI loans:
Beginning balance	$28,278	$6,289	$255	$559	$35,381
Charge-offs	(156)	(506)	—	—	(662)
Recoveries on loans previously charged off	97	845	53	—	995
Negative provision	(103)	(1,126)	(66)	(160)	(1,455)
Ending balance	$28,116	$5,502	$242	$399	$34,259
Ending balance: individually evaluated for impairment	$2,589	$422	$—	$—	$3,011
Ending balance: collectively evaluated for impairment	$25,527	$5,080	$242	$399	$31,248
Non-PCI loans receivable:
Ending balance	$3,116,749	$292,927	$24,614	$—	$3,434,290
Ending balance: individually evaluated for impairment	$20,412	$5,089	$686	$—	$26,187
Ending balance: collectively evaluated for impairment	$3,096,337	$287,838	$23,928	$—	$3,408,103
Allowance for loan losses on PCI loans:
Beginning balance	$5,599	$44	$2	$—	$5,645
Charge-offs	(137)	—	—	—	(137)
(Negative provision) provision	(62)	(3)	5	—	(60)
Ending balance: acquired with deteriorated credit quality	$5,400	$41	$7	$—	$5,448

PCI loans receivable	$14,823	$146	$51	$—	$15,020

June 30, 2015
Allowance for loan losses on Non-PCI loans:
Beginning balance	$42,550	$7,786	$185	$994	$51,515
Charge-offs	(101)	(1,120)	—	—	(1,221)
Recoveries on loans previously charged off	1,263	530	—	—	1,793
(Negative provision) provision	(3,814)	1,049	(13)	159	(2,619)
Ending balance	$39,898	$8,245	$172	$1,153	$49,468
Ending balance: individually evaluated for impairment	$3,798	$1,503	$—	$—	$5,301
Ending balance: collectively evaluated for impairment	$36,100	$6,742	$172	$1,153	$44,167
Non-PCI loans receivable:
Ending balance	$2,553,068	$260,922	$26,274	$—	$2,840,264
Ending balance: individually evaluated for impairment	$32,795	$10,401	$1,807	$—	$45,003
Ending balance: collectively evaluated for impairment	$2,520,273	$250,521	$24,467	$—	$2,795,261
Allowance for loan losses on PCI loans:
Beginning balance	$1,318	$118	$—	$—	$1,436
Charge-offs	52	—	—	—	52
Recoveries on loans previously charged off	—	(352)	—	—	(352)
(Negative provision) provision	(81)	297	—	—	216
Ending balance: acquired with deteriorated credit quality	$1,289	$63	$—	$—	$1,352

PCI loans receivable	$33,598	$267	$43	$—	$33,908

The following table details the information on the allowance for loan losses by portfolio segment as of and for the six months ended June 30, 2016 and 2015:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(in thousands)
June 30, 2016
Allowance for loan losses on Non-PCI loans:
Beginning balance	$29,800	$7,081	$242	$371	$37,494
Charge-offs	(691)	(608)	—	—	(1,299)
Recoveries on loans previously charged off	190	1,005	53	—	1,248
(Negative provision) provision	(1,183)	(1,976)	(53)	28	(3,184)
Ending balance	$28,116	$5,502	$242	$399	$34,259
Ending balance: individually evaluated for impairment	$2,589	$422	$—	$—	$3,011
Ending balance: collectively evaluated for impairment	$25,527	$5,080	$242	$399	$31,248
Non-PCI loans receivable:
Ending balance	$3,116,749	$292,927	$24,614	$—	$3,434,290
Ending balance: individually evaluated for impairment	$20,412	$5,089	$686	$—	$26,187
Ending balance: collectively evaluated for impairment	$3,096,337	$287,838	$23,928	$—	$3,408,103
Allowance for loan losses on PCI loans:
Beginning balance	$5,397	$42	$2	$—	$5,441
Charge-offs	(137)	—	—	—	(137)
Provision (negative provision)	140	(1)	5	—	144
Ending balance: acquired with deteriorated credit quality	$5,400	$41	$7	$—	$5,448

PCI loans receivable	$14,823	$146	$51	$—	$15,020

June 30, 2015
Allowance for loan losses on Non-PCI loans:
Beginning balance	$41,194	$9,142	$220	$1,084	$51,640
Charge-offs	(101)	(1,154)	—	—	(1,255)
Recoveries on loans previously charged off	1,295	2,190	—	—	3,485
(Negative provision) provision	(2,490)	(1,933)	(48)	69	(4,402)
Ending balance	$39,898	$8,245	$172	$1,153	$49,468
Ending balance: individually evaluated for impairment	$3,798	$1,503	$—	$—	$5,301
Ending balance: collectively evaluated for impairment	$36,100	$6,742	$172	$1,153	$44,167
Non-PCI loans receivable:
Ending balance	$2,553,068	$260,922	$26,274	$—	$2,840,264
Ending balance: individually evaluated for impairment	$32,795	$10,401	$1,807	$—	$45,003
Ending balance: collectively evaluated for impairment	$2,520,273	$250,521	$24,467	$—	$2,795,261
Allowance for loan losses on PCI loans:
Beginning balance	$895	$131	$—	$—	$1,026
Provision (negative provision)	394	(68)	—	—	326
Ending balance: acquired with deteriorated credit quality	$1,289	$63	$—	$—	$1,352

PCI loans receivable	$33,598	$267	$43	$—	$33,908

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

     As of June 30, 2016 and December 31, 2015, pass/pass-watch, special mention and classified loans (excluding PCI loans), disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total
	(in thousands)
June 30, 2016
Real estate loans:
Commercial property
Retail	$783,397	$4,786	$2,785	$790,968
Hospitality	589,285	6,266	7,275	602,826
Gas station	269,141	3,260	5,472	277,873
Other	1,110,781	5,203	7,211	1,123,195
Construction	26,382	—	—	26,382
Residential property	294,906	53	546	295,505
Commercial and industrial loans:
Commercial term	138,316	2,064	3,107	143,487
Commercial lines of credit	121,108	195	23	121,326
International loans	25,994	2,120	—	28,114
Consumer loans	23,642	5	967	24,614
Total Non-PCI loans	$3,382,952	$23,952	$27,386	$3,434,290

December 31, 2015
Real estate loans:
Commercial property
Retail	$722,483	$9,519	$3,499	$735,501
Hospitality	517,462	9,604	12,279	539,345
Gas station	309,598	5,897	3,868	319,363
Other	953,839	8,662	10,742	973,243
Construction	23,387	—	—	23,387
Residential property	232,862	58	1,959	234,879
Commercial and industrial loans:
Commercial term	145,773	2,370	4,459	152,602
Commercial lines of credit	127,579	195	450	128,224
International loans	29,719	2,160	—	31,879
Consumer loans	22,707	91	2,081	24,879
Total Non-PCI loans	$3,085,409	$38,556	$39,337	$3,163,302

The following is an aging analysis of loans (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
	(in thousands)
June 30, 2016
Real estate loans:
Commercial property
Retail	$343	$—	$339	$682	$790,286	$790,968
Hospitality	1,690	569	127	2,386	600,440	602,826
Gas station	—	—	4,286	4,286	273,587	277,873
Other	452	893	1,875	3,220	1,119,975	1,123,195
Construction	—	—	—	—	26,382	26,382
Residential property	—	—	104	104	295,401	295,505
Commercial and industrial loans:
Commercial term	112	50	444	606	142,881	143,487
Commercial lines of credit	—	—	23	23	121,303	121,326
International loans	—	—	—	—	28,114	28,114
Consumer loans	—	—	—	—	24,614	24,614
Total Non-PCI loans	$2,597	$1,512	$7,198	$11,307	$3,422,983	$3,434,290

December 31, 2015
Real estate loans:
Commercial property
Retail	$441	$343	$399	$1,183	$734,318	$735,501
Hospitality	1,250	49	3,840	5,139	534,206	539,345
Gas station	959	406	1,517	2,882	316,481	319,363
Other	1,144	661	1,636	3,441	969,802	973,243
Construction	—	—	—	—	23,387	23,387
Residential property	—	—	396	396	234,483	234,879
Commercial and industrial loans:
Commercial term	420	253	458	1,131	151,471	152,602
Commercial lines of credit	58	—	392	450	127,774	128,224
International loans	—	497	—	497	31,382	31,879
Consumer loans	250	5	—	255	24,624	24,879
Total Non-PCI loans	$4,522	$2,214	$8,638	$15,374	$3,147,928	$3,163,302

There were no loans that were 90 days or more past due and accruing interest as of June 30, 2016 and 2015.

Impaired Loans

Loans are considered impaired when the Bank will be unable to collect all interest and principal payments per the contractual terms of the loan agreement, unless the loan is well-collateralized and in the process of collection; or they are classified as Troubled Debt Restructurings (“TDRs”) because, due to the financial difficulties of the borrowers, we have granted concessions to the borrowers we would not otherwise consider; or when current information or events make it unlikely to collect in full according to the contractual terms of the loan agreements; or there is a deterioration in the borrower’s financial condition that raises uncertainty as to timely collection of either principal or interest; or full payment of both interest and principal is in doubt according to the original contractual terms.
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
	(in thousands)
June 30, 2016
Real estate loans:
Commercial property
Retail	$2,421	$2,723	$1,997	$424	$31
Hospitality	3,357	3,774	3,255	102	2,496
Gas station	4,623	5,162	3,882	741	12
Other	7,482	8,696	7,088	394	50
Residential property	2,529	2,576	2,529	—	—
Commercial and industrial loans:
Commercial term	5,066	5,127	1,070	3,996	422
Commercial lines of credit	23	123	23	—	—
International loans	—	—	—	—	—
Consumer loans	686	748	686	—	—
Total Non-PCI loans	$26,187	$28,929	$20,530	$5,657	$3,011

December 31, 2015
Real estate loans:
Commercial property
Retail	$2,597	$2,892	$2,435	$162	$27
Hospitality	7,168	7,538	2,873	4,295	3,068
Gas station	5,393	5,815	4,400	993	112
Other	9,288	10,810	7,219	2,069	647
Residential property	2,895	3,081	2,608	287	4
Commercial and industrial loans:
Commercial term	5,257	5,621	1,858	3,399	457
Commercial lines of credit	381	493	280	101	100
International loans	1,215	1,215	647	568	30
Consumer loans	1,665	1,898	1,665	—	—
Total Non-PCI loans	$35,859	$39,363	$23,985	$11,874	$4,445

	Three Months Ended		Six Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
June 30, 2016
Real estate loans:
Commercial property
Retail	$2,434	$44	$2,653	$85
Hospitality	3,362	146	5,032	300
Gas station	4,653	99	4,880	261
Other	7,525	183	7,887	395
Construction	—	—	—	—
Residential property	2,537	27	2,653	57
Commercial and industrial loans:
Commercial term	5,089	87	5,151	164
Commercial lines of credit	28	4	37	9
International loans	—	—	630	—
Consumer loans	690	8	692	16
Total Non-PCI loans	$26,318	$598	$29,615	$1,287

June 30, 2015
Real estate loans:
Commercial property
Retail	$4,278	$126	$5,134	$198
Hospitality	7,128	118	6,700	300
Gas station	8,712	189	8,352	282
Other	11,294	196	10,774	404
Residential property	2,689	28	2,896	60
Commercial and industrial loans:
Commercial term	7,190	97	7,634	196
Commercial lines of credit	2,071	29	2,255	36
International loans	1,182	—	1,271	—
Consumer loans	1,812	17	1,821	34
Total Non-PCI loans	$46,356	$800	$46,837	$1,510

The following is a summary of interest foregone on impaired loans (excluding PCI loans) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$718	$1,177	$1,611	$1,917
Less: Interest income recognized on impaired loans	(598)	(800)	(1,287)	(1,510)
Interest foregone on impaired loans	$120	$377	$324	$407

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

The following table details nonaccrual loans (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	June 30, 2016	December 31, 2015
	(in thousands)
Real estate loans:
Commercial property
Retail	$832	$946
Hospitality	1,956	5,790
Gas station	4,540	2,774
Other	3,366	4,068
Residential property	252	1,386
Commercial and industrial loans:
Commercial term	966	2,193
Commercial lines of credit	23	450
Consumer loans	406	1,511
Total nonaccrual Non-PCI loans	$12,341	$19,118

The following table details nonperforming assets (excluding PCI loans) as of the dates indicated:

	June 30, 2016	December 31, 2015
	(in thousands)
Nonaccrual Non-PCI loans	$12,341	$19,118
Loans 90 days or more past due and still accruing	—	—
Total nonperforming Non-PCI loans	12,341	19,118
OREO	11,846	8,511
Total nonperforming assets	$24,187	$27,629

As of June 30, 2016, OREO consisted of 17 properties with a combined carrying value of $11.8 million. Of the $11.8 million, $6.7 million were OREO acquired in the Central Bancorp Inc. ("CBI") acquisition on August 31, 2014, or were obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date. As of December 31, 2015, OREO consisted of 14 properties with a combined carrying value of $8.5 million, including a $7.4 million OREO acquired in the CBI acquisition or were obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date.

Troubled Debt Restructurings

The following table details TDRs (excluding PCI loans), disaggregated by concession type and loan type, as of June 30, 2016 and December 31, 2015:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
June 30, 2016
Real estate loans:
Commercial property
Retail	$—	$—	$—	$312	$312	$—	$—	$1,247		$1,247
Hospitality	1,152	—	—	—	1,152	409	58	—		467
Gas station	886	—	—	—	886	—		—		—
Other	399	727	177	—	1,303	2,752		307	1,362	4,421
Residential property	—				—	795		—	294	1,089
Commercial and industrial loans:								—
Commercial term	39	6	148	466	659	180	207	2,561	969	3,917
Commercial lines of credit	—		—	23	23	—				—
Consumer loans			—		—	250		122		372
Total Non-PCI TDR loans	$2,476	$733	$325	$801	$4,335	$4,386	$265	$4,237	$2,625	$11,513

December 31, 2015
Real estate loans:
Commercial property
Retail	$—	$—	$—	$344	$344	$—	$—	$1,227	$—	$1,227
Hospitality	1,216	28	—	—	1,244	414	—	—	—	414
Gas station	959	—	—	—	959	—	—	—	—	—
Other	—	1,301	216	8	1,525	3,537	—	322	1,378	5,237
Residential property	689	—	—	—	689	—	—	—	299	299
Commercial and industrial loans:
Commercial term	45	—	997	679	1,721	40	214	1,673	945	2,872
Commercial lines of credit	222	—	—	58	280	—	—	—	—	—
Consumer loans	—	—	116	—	116	250	—	—	—	250
Total Non-PCI TDR loans	$3,131	$1,329	$1,329	$1,089	$6,878	$4,241	$214	$3,222	$2,622	$10,299

As of June 30, 2016 and December 31, 2015, total TDRs were $15.8 million and $17.2 million, respectively. A debt restructuring is considered a TDR if we grant a concession, that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for three months or more. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. At June 30, 2016 and December 31, 2015, $0.4 million and $1.0 million, respectively, of reserves relating to these loans were included in the allowance for loan losses.

The following table details TDRs (excluding PCI loans), disaggregated by loan class, for the three months ended June 30, 2016 and 2015:

	June 30, 2016			June 30, 2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands, except number of loans)
Real estate loans:
Commercial property
Other (1)	—	$—	$—	1	$313	$313
Commercial and industrial loans:
Commercial term (2)	2	21	9	1	9	9
Consumer loans (3)	—	—	—	1	250	250
Total Non-PCI TDR loans	2	$21	$9	3	$572	$572

(1)	Includes a modification of $313,000 through a payment deferral for the three months ended June 30, 2015.

(2)
Includes a modification of $6,000 through a payment deferral and $3,000 through an extension of maturity for the three months ended June 30, 2016, and a modifications of $9,000 through a reduction of principal or accrued interest for the three months ended June 30, 2015.

(3)	Includes a modification of $250,000 through a payment deferral for the three months ended June 30, 2015.

The following table details TDRs (excluding PCI loans), disaggregated by loan class, for the six months ended June 30, 2016 and 2015:

	June 30, 2016			June 30, 2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands, except number of loans)
Real estate loans:
Commercial property
Retail (1)	1	$21	$23	—	$—	$—
Other (2)	—	—	—	1	313	313
Commercial and industrial loans:
Commercial term (3)	4	235	214	5	553	486
Consumer loans (4)	—	—	—	1	250	250
Total Non-PCI TDR loans	5	$256	$237	7	$1,116	$1,049

(1)	Includes a modification of $23,000 through a reduction of principal or accrued interest for the six months ended June 30, 2016.

(2)	Includes a modification of $313,000 through a payment deferral for the six months ended June 30, 2015.

(3)
Includes modifications of $156,000 through payment deferrals, $3,000 through a reduction of principal or accrued interest and $55,000 through an extension of maturity for the six months ended June 30, 2016, and modifications of $476,000 through extensions of maturity and a modification of $9,000 through a reduction of principal or accrued interest for the six months ended June 30, 2015.

(4)	Includes a modification of $250,000 through a payment deferral for the six months ended June 30, 2015.

For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

The following table details TDRs (excluding PCI loans) that defaulted subsequent to the modifications occurring within the previous 12 months, disaggregated by loan class, for the three months ended June 30, 2016 and 2015, respectively:

	June 30, 2016		June 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in thousands, except number of loans)
Real estate loans:
Commercial property
Hospitality	—	$—	1	$821
Gas station	—	—	1	1,856
Other	—	—	1	379
Commercial and industrial loans:
Commercial term	1	55	—	—
Total Non-PCI TDR loans	1	$55	3	$3,056

The following table details TDRs (excluding PCI loans) that defaulted subsequent to the modifications occurring within the previous 12 months, disaggregated by loan class, for the six months ended June 30, 2016 and 2015, respectively:

	June 30, 2016		June 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in thousands, except number of loans)
Real estate loans:
Commercial property
Retail	—	$—	1	$821
Gas station	—	—	1	1,856
Other	1	399	1	379
Commercial and industrial loans:
Commercial term	2	85	—	—
Total Non-PCI TDR loans	3	$484	3	$3,056

Purchased Credit Impaired Loans

As part of the acquisition of CBI, the Company purchased loans for which there was, at acquisition, evidence of deterioration of credit quality subsequent to origination and it was probable that all contractually required payments would not be collected. Outstanding balance of PCI loans, the undiscounted sum of all amounts including amounts deemed principal, interest, fees and penalties, were $19.1 million and $30.9 million, respectively as of June 30, 2016 and December 31, 2015.
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

The following table summarizes the changes in carrying value of PCI loans during the six months ended June 30, 2016 and 2015:

	Carrying Amount	Accretable Yield
	(in thousands)
Balance at January 1, 2016	$14,573	$(5,944)
Accretion	753	753
Payments received	(6,713)	—
Disposal/transfer to OREO	1,103	—
Change in expected cash flows, net	—	683
Provision for credit losses	(144)	—
Balance at June 30, 2016	$9,572	$(4,508)

Balance at January 1, 2015	$43,475	$(11,025)
Accretion	1,758	1,758
Payments received	(13,792)	—
Disposal/transfer to OREO	1,441	—
Change in expected cash flows, net	—	92
Provision for credit losses	(326)	—
Balance at June 30, 2015	$32,556	$(9,175)

As of June 30, 2016 and December 31, 2015, pass/pass-watch, special mention and classified PCI loans, disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total	Allowance	Total
	(in thousands)
June 30, 2016
Real estate loans:
Commercial property
Retail	$—		$2,543	$2,543	$252	$2,291
Hospitality	181		3,069	3,250	32	3,218
Gas station	79	153	2,656	2,888	527	2,361
Other	—		5,151	5,151	4,503	648
Residential property	985		6	991	86	905
Commercial and industrial loans:	—
Commercial term	—		146	146	41	105
Consumer loans	—		51	51	7	44
Total PCI loans	$1,245	$153	$13,622	$15,020	$5,448	$9,572

December 31, 2015
Real estate loans:
Commercial property
Retail	$—	$—	$4,849	$4,849	$269	$4,580
Hospitality	186	—	3,894	4,080	88	3,992
Gas station	—	176	4,116	4,292	477	3,815
Other	—	—	5,418	5,418	4,412	1,006
Residential property	999	—	158	1,157	151	1,006
Commercial and industrial loans:
Commercial term	—	—	171	171	42	129
Consumer loans	—	—	47	47	2	45
Total PCI loans	$1,185	$176	$18,653	$20,014	$5,441	$14,573

Loans accounted for as PCI are generally considered accruing and performing loans as the accretable discount is accreted to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans are classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of June 30, 2016 and December 31, 2015, we had no PCI loans on nonaccrual status and included in the delinquency table below.

The following table presents a summary of the borrowers' underlying payment status of PCI loans as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Allowance Amount	Total
	(in thousands)
June 30, 2016
Real estate loans:
Commercial property
Retail	$190	$58	$945	$1,193	$1,350	$2,543	$252	$2,291
Hospitality			91	91	3,159	3,250	32	3,218
Gas station	—		390	390	2,498	2,888	527	2,361
Other	2		4,985	4,987	164	5,151	4,503	648
Residential property			6	6	985	991	86	905
Commercial and industrial loans:
Commercial term		—	7	7	139	146	41	105
Consumer loans		11	40	51		51	7	44
Total PCI loans	$192	$69	$6,464	$6,725	$8,295	$15,020	$5,448	$9,572

December 31, 2015
Real estate loans:
Commercial property
Retail	$—	$267	$1,109	$1,376	$3,473	$4,849	$269	$4,580
Hospitality	—	9	154	163	3,917	4,080	88	3,992
Gas station	—	—	457	457	3,835	4,292	477	3,815
Other	4	—	4,996	5,000	418	5,418	4,412	1,006
Residential property	—	—	158	158	999	1,157	151	1,006
Commercial and industrial loans:
Commercial term	—	—	4	4	167	171	42	129
Consumer loans	—	—	47	47	—	47	2	45
Total PCI loans	$4	$276	$6,925	$7,205	$12,809	$20,014	$5,441	$14,573

Below is a summary of PCI as of June 30, 2016 and December 31, 2015, respectively:

	Pooled PCI Loans				Non-pooled PCI Loans
	Number of Loans	Number of Pools	Carrying Amount (in thousands)	Percentage of Total	Number of Loans	Carrying Amount (in thousands)	Percentage of Total	Total PCI Loans (in thousands)
June 30, 2016
Real estate loans:
Commercial property	61	9	$12,876	93.1%	1	$956	6.9%	$13,832
Residential property	1	1	6	0.6%	2	985	99.4%	991
Total real estate loans	62	10	12,882	86.9%	3	1,941	13.1%	14,823
Commercial and industrial loans	7	3	146	100.0%	—	—	—%	146
Consumer loans	1	1	51	100.0%	—	—	—%	51
Total acquired loans	70	14	13,079	87.1%	3	1,941	12.9%	15,020
Allowance for loan losses			(5,084)			(364)		(5,448)
Total carrying amount			$7,995			$1,577		$9,572

	Pooled PCI Loans				Non-pooled PCI Loans
	Number of Loans	Number of Pools	Carrying Amount (in thousands)	Percentage of Total	Number of Loans	Carrying Amount (in thousands)	Percentage of Total	Total PCI Loans (in thousands)
As of December 31, 2015
Real estate loans:
Commercial property	71	9	$17,644	94.7%	2	$995	5.3%	$18,639
Residential property	2	2	119	10.3%	2	1,038	89.7%	1,157
Total real estate loans	73	11	17,763	89.7%	4	2,033	10.3%	19,796
Commercial and industrial loans	11	3	171	100.0%	—	—	—%	171
Consumer loans	1	1	47	100.0%	—	—	—%	47
Total acquired loans	85	15	17,981	89.8%	4	2,033	10.2%	20,014
Allowance for loan losses			(5,136)			(305)		(5,441)
Total carrying amount			$12,845			$1,728		$14,573

Note 4 — Servicing Assets and Liabilities

The changes in servicing assets and liabilities for the six months ended June 30, 2016 and 2015 were as follows:

	2016	2015
	(in thousands)
Servicing assets:
Balance at beginning of period	$11,744	$13,773
Addition related to sale of SBA loans	863	1,181
Amortization	(1,270)	(1,829)
Balance at end of period	$11,337	$13,125

Servicing liabilities:
Balance at beginning of period	$4,784	$5,971
Amortization	(863)	(603)
Balance at end of period	$3,921	$5,368

At June 30, 2016 and 2015, we serviced loans sold to unaffiliated parties in the amounts of $481.4 million and $486.1 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.2 million for each of the three-month periods ended June 30, 2016 and 2015, and $2.3 million for each of the six-month periods ended June 30, 2016 and 2015. Servicing fee income, net of amortization of servicing assets and liabilities, is included in other operating income in the consolidated statements of income.

Note 5 — Income Taxes

The Company’s income tax expense was $8.9 million and $9.6 million for the three months ended June 30, 2016 and 2015, respectively. The effective income tax rates were 38.5 percent and 40.8 percent, respectively, for the three months ended June 30, 2016 and 2015. The Company’s income tax expense was $15.0 million and $17.2 million for the six months ended June 30, 2016 and 2015, respectively. The effective income tax rates were 34.2 percent and 40.7 percent, respectively, for the six months ended June 30, 2016 and 2015. Income tax expense for the six months ended June 30, 2016 includes a $1.8 million tax benefit recorded as a result of finalization of the Company's 2014 amended income tax returns. Management concluded that no valuation allowance is required for the deferred tax assets as of June 30, 2016.
The Company is subject to examination by various federal and state tax authorities for the years ended December 31, 2008 through 2015. As of June 30, 2016, the Company was subjected to audit or examination by Internal Revenue Service for the 2013 tax year and California Franchise Tax Board for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements as a result of the audits.

Note 6 — Debt

FHLB Borrowings

The Bank had $280.0 million and $170.0 million in advances (borrowings) from the FHLB as of June 30, 2016 and December 31, 2015, respectively. The FHLB advances were all overnight borrowings at June 30, 2016 and December 31, 2015. For the three months ended June 30, 2016 and 2015, interest expense on FHLB advances was $299,000 and $4,000, respectively, and the weighted-average interest rate was 0.43 percent and 0.21 percent, respectively. For the six months ended June 30, 2016 and 2015, interest expense on FHLB advances was $494,000 and $60,000, respectively, and the weighted-average interest rate was 0.43 percent and 0.18 percent, respectively.

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $723.5 million of loans pledged as collateral with the FHLB, which provides $529.6 million in borrowing capacity, of which $249.6 million remained available at June 30, 2016.

The Bank also has $35.0 million in loans pledged with the FRB, which provides $24.3 million in available borrowing capacity through the Fed Discount Window. In addition, the Bank maintains an investment in the capital stock of the FRB. There were no outstanding borrowings with the FRB as of June 30, 2016 and December 31, 2015.

Subordinated Debentures
The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of the acquisition of CBI with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures' maturity date of March 15, 2036. CBI formed a trust in 2005 and issued $26.0 million of Trust Preferred Securities (“TPS”) at 6.26 percent fixed rate for the first five years and a variable rate at the 3 month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. The amortization of discount was $62,000 and $41,000 for the three months ended June 30, 2016, and 2015, respectively, and $118,000 and $78,000 for the six months ended June 30, 2016, and 2015, respectively.

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

For diluted EPS, weighted-average number of common shares included the impact of restricted stock under the treasury method. The Company amended all restricted stock agreements with time-based vesting criterion as of September 1, 2015 to allow for the payment of non-forfeitable dividends on unvested restricted stock, accordingly, we adopted the two-class method for EPS calculation pursuant to Accounting Standards Codification ("ASC") 260-10, Earnings Per Share. Unvested restricted stock containing rights to non-forfeitable dividends are considered participating securities prior to vesting and have been included in the earnings allocation in computing basic and diluted EPS under the two-class method. Basic EPS is computed by dividing net income, net of income allocated to participating securities, by the weighted-average number of common shares. For diluted EPS, weighted-average number of common shares include the diluted effect of stock options.

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands, except for share and per share data)
Basic EPS:
Net income	$14,148	$13,984	$28,952	$25,038
Less: income allocated to unvested restricted shares	98	—	178	—
Income allocated to common shares	$14,050	$13,984	$28,774	$25,038
Weighted-average shares for basic EPS	31,882,489	31,774,692	31,864,427	31,761,067
Basic EPS	$0.44	$0.44	$0.90	$0.79

Effect of dilutive securities - options and unvested restricted stock	147,421	134,027	136,736	113,417

Diluted EPS:
Income allocated to common shares	$14,050	$13,984	$28,774	$25,038
Weighted-average shares for diluted EPS	32,029,910	31,908,719	32,001,163	31,874,484
Diluted EPS	$0.44	$0.44	$0.90	$0.79

For the three months ended June 30, 2016 and 2015, stock options of 52,332 and 83,500, respectively, were not included in the computation of diluted EPS because their effect was anti-dilutive. For the six months ended June 30, 2016 and 2015, stock options of 90,875 and 113,500, respectively, were not included in the computation of diluted EPS because their effect was anti-dilutive.

Note 8 – Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income for the three months ended June 30, 2016 and 2015 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Interest-Only Strip	Tax Benefit (Expense)	Total
	(in thousands)
June 30, 2016
Balance at beginning of period	$7,392	$9	$(2,037)	$5,364
Other comprehensive income (loss)	6,424	(9)	(2,658)	3,757
Balance at end of period	$13,816	$—	$(4,695)	$9,121

June 30, 2015
Balance at beginning of period	$8,874	$16	$(2,691)	$6,199
Other comprehensive loss before reclassification	(8,041)	—	4,177	(3,864)
Reclassification from accumulated other comprehensive income	(1,912)	—	—	(1,912)
Period change	(9,953)	—	4,177	(5,776)
Balance at end of period	$(1,079)	$16	$1,486	$423

For the three months ended June 30, 2016, there was no reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. For the three months ended June 30, 2015, there was a $1.9 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $1.9 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized gains of $4.1 million related to these sold securities had previously been recorded in accumulated other comprehensive income.

Activity in accumulated other comprehensive income for the six months ended June 30, 2016 and 2015 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Interest-Only Strip	Tax Benefit (Expense)	Total
	(in thousands)
June 30, 2016
Balance at beginning of period	$(2,331)	$9	$2,007	$(315)
Other comprehensive income	16,147	(9)	(6,702)	9,436
Balance at end of period	$13,816	$—	$(4,695)	$9,121

June 30, 2015
Balance at beginning of period	$(985)	$16	$1,432	$463
Other comprehensive income before reclassification	4,002	—	54	4,056
Reclassification from accumulated other comprehensive income	(4,096)	—	—	(4,096)
Period change	(94)	—	54	(40)
Balance at end of period	$(1,079)	$16	$1,486	$423

For the six months ended June 30, 2016, there was no reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. For the six months ended June 30, 2015, there was a $4.1 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $4.1 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized gains of $1.2 million related to these sold securities had previously been recorded in accumulated other comprehensive income.

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

The capital ratios of Hanmi Financial and the Bank as of June 30, 2016 and December 31, 2015 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
June 30, 2016
Total capital (to risk-weighted assets):
Hanmi Financial	$541,928	15.16%	$286,065	8.00%	N/A	N/A
Hanmi Bank	$520,759	14.58%	$285,653	8.00%	$357,066	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$500,746	14.00%	$214,549	6.00%	N/A	N/A
Hanmi Bank	$479,577	13.43%	$214,240	6.00%	$285,653	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$495,279	13.85%	$160,912	4.50%	N/A	N/A
Hanmi Bank	$479,577	13.43%	$160,680	4.50%	$232,093	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$500,746	11.69%	$171,329	4.00%	N/A	N/A
Hanmi Bank	$479,577	11.21%	$171,065	4.00%	$213,831	5.00%

December 31, 2015
Total capital (to risk-weighted assets):
Hanmi Financial	$499,076	14.91%	$267,760	8.00%	N/A	N/A
Hanmi Bank	$496,710	14.86%	$267,377	8.00%	$334,222	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$456,941	13.65%	$200,820	6.00%	N/A	N/A
Hanmi Bank	$454,634	13.60%	$200,533	6.00%	$267,377	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$456,941	13.65%	$150,615	4.50%	N/A	N/A
Hanmi Bank	$454,634	13.60%	$150,400	4.50%	$217,244	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$456,941	11.31%	$161,620	4.00%	N/A	N/A
Hanmi Bank	$454,634	11.27%	$161,399	4.00%	$201,749	5.00%
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

Loans held for sale - Loans held for sale are all SBA loans and carried at the lower of cost or fair value. As of June 30, 2016 and December 31, 2015, we had $12.8 million and $2.9 million SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At June 30, 2016, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Nonperforming loans held for sale - We reclassify certain nonperforming loans as held for sale when we decide to sell those loans. The fair value of nonperforming loans held for sale is generally based upon the quotes, bids or sales contract prices which approximate their fair value. Nonperforming loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of June 30, 2016 and December 31, 2015, we did not have nonperforming loans held for sale, which are measured on a nonrecurring basis with Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2016 and December 31, 2015, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(in thousands)
June 30, 2016
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$266,275	$—	$266,275
Collateralized mortgage obligations	—	86,141	—	86,141
U.S. government agency securities	—	15,544	—	15,544
SBA loan pools securities	—	56,425	—	56,425
Municipal bonds-tax exempt	—	169,426	—	169,426
Municipal bonds-taxable	—	14,092	—	14,092
Corporate bonds	—	5,001	—	5,001
U.S. treasury securities	158	—	—	158
Mutual funds	23,213	—	—	23,213
Total securities available for sale	$23,371	$612,904	$—	$636,275

December 31, 2015
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$284,381	$—	$284,381
Collateralized mortgage obligations	—	96,986	—	96,986
U.S. government agency securities	—	47,822	—	47,822
SBA loan pools securities	—	63,266	—	63,266
Municipal bonds-tax exempt	—	163,902	—	163,902
Municipal bonds-taxable	—	14,033	—	14,033
Corporate bonds	—	4,993	—	4,993
U.S. treasury securities	160	—	—	160
Mutual funds	22,753	—	—	22,753
Total securities available for sale	$22,913	$675,383	$—	$698,296

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of June 30, 2016 and December 31, 2015, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Six Months Ended June 30, 2016
	(in thousands)
June 30, 2016
Assets:
Impaired loans (excluding PCI loans) (1)	$—	$15,097	$2,503	$63
OREO (2)	$—	$11,846	$—	$—

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Twelve Months Ended December 31, 2015
	(in thousands)
December 31, 2015
Assets:
Impaired loans (excluding PCI loans) (3)	$—	$29,595	$1,044	$2,756
OREO (4)	$—	$8,511	$—	$—

(1)	Consists of real estate loans of $16.4 million, commercial and industrial loans of $500 thousand and consumer loans of $700 thousand.

(2)	Consists of properties obtained from the foreclosure of commercial property loans of $9.1 million and residential property loans of $2.7 million.

(3)	Consists of real estate loans of $27.9 million, commercial and industrial loans of $1.0 million, and consumer loans of $1.7 million.

(4)	Consists of properties obtained from the foreclosure of commercial property loans of $6.6 million and residential property loans of $1.9 million.

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

The estimated fair values of financial instruments were as follows:

	June 30, 2016
	Carrying	Fair Value
	Amount	Level 1		Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$156,632	$156,632		$—	$—
Securities available for sale	636,275	23,371		612,904	—
Loans receivable, net of allowance for loan losses	3,409,603	—		—	3,408,864
Loans held for sale	12,833	—		12,833	—
Accrued interest receivable	10,552	10,552	10,626	—	—
FHLB stock	16,385	—		16,385	—
FRB stock	14,423	—		14,423	—
Financial liabilities:
Noninterest-bearing deposits	1,189,528	—		1,189,528	—
Interest-bearing deposits	2,399,761	—		—	2,445,442
Borrowings	298,821	—		—	298,821
Accrued interest payable	3,107	3,107		—	—
Off-balance sheet items:
Commitments to extend credit	272,884	—		—	272,884
Standby letters of credit	7,658	—		—	7,658
Commercial letters of credit	5,524	—		—	5,524

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$164,364	$164,364	$—	$—
Securities available for sale	698,296	22,913	675,383	—
Loans receivable, net of allowance for loan losses	3,140,381	—	—	3,127,172
Loans held for sale	2,874	—	2,874	—
Accrued interest receivable	9,501	9,501	—	—
FHLB stock	16,385	—	16,385	—
FRB stock	14,098	—	14,098	—
Financial liabilities:
Noninterest-bearing deposits	1,155,518	—	1,155,518	—
Interest-bearing deposits	2,354,458	—	—	2,329,335
Borrowings	188,703	—	—	188,703
Accrued interest payable	3,177	3,177	—	—
Off-balance sheet items:
Commitments to extend credit	262,680	—	—	262,680
Standby letters of credit	6,839	—	—	6,839
Commercial letters of credit	4,018	—	—	4,018

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

Note 11 — Share-Based Compensation

Share-Based Compensation Expense

The Company adopted ASU 2016-09 during the three months ended March 31, 2016. Adoption of this ASU did not have a material impact on the Company's financial statements. As a result of adoption of this ASU, excess tax benefits related to the Company's share-based compensation were recognized as income tax expense in the consolidated statement of income during the six months ended June 30, 2016. For the three months ended June 30, 2016, and 2015, share-based compensation expenses were $923,000 and $494,000, respectively, and net tax benefits recognized from stock option exercises and restricted stock awards were $366,000 and $161,000, respectively. For the six months ended June 30, 2016, and 2015, share-based compensation expenses were $1.5 million and $1.0 million, respectively, and net tax benefits recognized from stock option exercises and restricted stock awards were $604,000 and $337,000, respectively.

Unrecognized Share-Based Compensation Expense

As of June 30, 2016, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)
Stock option awards	$252	0.9 years
Restricted stock awards	4,426	2.4 years
Total unrecognized share-based compensation expense	$4,678	2.3 years

The table below provides stock option information for the three months ended June 30, 2016:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
	(in thousands, except per share data)
Options outstanding at beginning of period	484,439	$23.76	7.1 years	$2,303	(1)
Options exercised	(18,000)	$12.30	5.9 years	—
Options expired	(15,875)	$144.18	0.2 years	—
Options outstanding at end of period	450,564	$19.97	7.2 years	$2,727	(2)

Options exercisable at end of period	301,915	$20.73	6.9 years	$1,972	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $22.02 as of March 31, 2016, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $23.49 as of June 30, 2016, over the exercise price, multiplied by the number of options.

The table below provides stock option information for the six months ended June 30, 2016:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
	(in thousands, except per share data)
Options outstanding at beginning of period	510,148	$24.38	7.3 years	$3,219	(1)
Options exercised	(40,209)	$13.99	6.4 years	—
Options forfeited	(125)	$144.00	0.2 years	—
Options expired	(19,250)	$148.36	0.1 years	—
Options outstanding at end of period	450,564	$19.97	7.2 years	$2,727	(2)

Options exercisable at end of period	301,915	$20.73	6.9 years	$1,972	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $23.72 as of December 31, 2015, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $23.49 as of June 30, 2016, over the exercise price, multiplied by the number of options.

There were 18,000 and 6,874 stock options exercised during the three months ended June 30, 2016 and 2015, respectively, and 40,209 and 26,455 stock options exercised during the six months ended June 30, 2016 and 2015, respectively.

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

The table below provides information for restricted stock awards for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	387,860	$16.52	136,795	$20.74
Restricted stock granted	2,512	$23.08	256,943	$14.41
Restricted stock vested	(31,501)	$22.50	(34,200)	$22.48
Restricted stock forfeited	—	$—	(667)	$22.25
Restricted stock at end of period	358,871	$16.04	358,871	$16.04

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

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	June 30, 2016	December 31, 2015
	(in thousands)
Commitments to extend credit	$272,884	$262,680
Standby letters of credit	7,658	6,839
Commercial letters of credit	5,524	4,018
Total undisbursed loan commitments	$286,066	$273,537

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

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)
Allowance for off-balance sheet items:
Balance at beginning of period	$1,220	$1,054	$986	$1,366
Provision (negative provision)	255	(92)	489	(404)
Balance at end of period	$1,475	$962	$1,475	$962

Note 13 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. Except for disclosure included in the following paragraph, there have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q for the period ended June 30, 2016, or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of June 30, 2016.

Effective July 19, 2016, the Bank voluntarily withdrew from the Federal Reserve System. As a result, the Bank became a state non-member bank and will be regulated by the California Department of Business Oversight and the Federal Deposit Insurance Corporation. The Federal Reserve canceled the Bank's holdings of Federal Reserve stock for $14.4 million in cash representing the carrying amount at June 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2016. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended June 30, 2016 (this “Report”).

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

Selected Financial Data

The following table sets forth certain selected financial data for the periods indicated:

	As of or For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Summary balance sheets:
Cash and due from banks	$156,632	$153,231	$156,632	$153,231
Securities	636,275	728,683	636,275	728,683
Loans receivable (1)	3,409,603	2,826,086	3,409,603	2,826,086
Assets	4,441,333	3,970,770	4,441,333	3,970,770
Deposits	3,589,289	3,439,781	3,589,289	3,439,781
Liabilities	3,916,148	3,498,030	3,916,148	3,498,030
Stockholders’ equity	525,185	472,740	525,185	472,740,000
Tangible equity	523,648	470,850	523,648	470,850,000
Average loans receivable	3,328,416	2,839,601	3,260,625	2,829,813
Average securities	657,756	814,126	670,063	892,349
Average interest-earning assets	4,055,578	3,749,011	4,002,683	3,823,942
Average assets	4,325,500	4,023,750	4,273,288	4,101,420
Average deposits	3,479,365	3,484,267	3,481,176	3,505,379
Average borrowings	296,858	26,233	248,724	85,953
Average interest-bearing liabilities	2,605,737	2,467,440	2,575,246	2,554,301
Average stockholders’ equity	518,015	474,134	508,742	467,019
Average tangible equity	516,424	472,183	507,111	465,020
Per share data:
Earnings per share – basic (2)	$0.44	$0.44	$0.90	$0.79
Earnings per share – diluted (2)	$0.44	$0.44	$0.90	$0.79
Book value per share (3)	$16.28	$14.78	$16.28	$14.78
Tangible book value per share (4)	$16.23	$14.73	$16.23	$14.73
Cash dividends per share	$0.14	$0.11	$0.28	$0.22
Common shares outstanding	32,260,320	31,974,842	32,260,320	31,974,842
Performance ratios:
Return on average assets (5) (6)	1.32%	1.39%	1.36%	1.23%
Return on average stockholders’ equity (5) (7)	10.98%	11.83%	11.41%	10.81%
Return on average tangible equity (5) (8)	11.02%	11.88%	11.45%	10.86%
Net interest margin (9)	4.02%	3.97%	4.00%	3.93%
Net interest margin excluding acquisition accounting (9)	3.84%	3.48%	3.75%	3.38%
Efficiency ratio (10)	56.46%	56.04%	56.84%	60.52%
Efficiency ratio excluding merger and integration costs (10)	56.46%	55.76%	56.84%	58.71%
Dividend payout ratio (11)	31.77%	25.14%	31.01%	28.06%
Average stockholders’ equity to average assets	11.98%	11.78%	11.91%	11.39%

Capital ratios (15):
Total risk-based capital:
Hanmi Financial	15.16%	15.32%	15.16%	15.32%
Hanmi Bank	14.58%	15.25%	14.58%	15.25%
Tier 1 risk-based capital:
Hanmi Financial	14.00%	14.06%	14.00%	14.06%
Hanmi Bank	13.43%	13.99%	13.43%	13.99%
Common equity Tier 1 capital:
Hanmi Financial	13.85%	14.06%	13.85%	14.06%
Hanmi Bank	13.43%	13.99%	13.43%	13.99%
Tier 1 leverage:
Hanmi Financial	11.69%	10.99%	11.69%	10.99%
Hanmi Bank	11.21%	10.94%	11.21%	10.94%
Asset quality ratios:
Nonperforming Non-PCI loans to loans (12)	0.36%	0.99%	0.36%	0.99%
Nonperforming assets to assets (13)	0.54%	1.00%	0.54%	1.00%
Net loan charge-offs (recoveries) to average loans	(0.02)%	(0.04)%	0.01%	(0.16)%
Allowance for loan losses to loans	1.15%	1.77%	1.15%	1.77%
Allowance for loan losses to non-performing Non-PCI loans (12) (14)	277.60%	176.53%	277.60%	176.53%
Acquired loans:
PCI loans, net of discounts	$15,020	$33,857	$15,020	$33,857
Allowance for loan losses on PCI loans	5,448	1,352	5,448	1,352
Non-PCI loans, net of discounts	117,750	188,776	117,750	188,776
Unamortized acquisition discounts on Non-PCI loans	7,735	15,777	7,735	15,777

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

(7)	Net income divided by average stockholders’ equity

(8)	Net income divided by average tangible equity

(9)	Net interest income before provision for loan losses divided by average interest-earning assets

(10)	Noninterest expenses divided by the sum of net interest income before provision for loan losses and noninterest income

(11)	Dividend declared per share divided by basic earnings per share

(12)	Excludes PCI loans

(13)	Nonperforming assets consist of nonperforming loans (see footnote (12) above) and OREO

(14)	Excludes allowance for loan losses allocated to PCI loans

(15)	Basel III rules, including certain transitional provisions, became effective January 1, 2015
Non-GAAP Financial Measures

Tangible Stockholders’ Equity to Tangible Assets Ratio

The Company calculates certain supplemental financial information determined by methods other than in accordance with U.S. GAAP including tangible stockholders' equity to tangible assets ratio, core interest income and yield, and net interest income and margin excluding acquisition accounting. These non-GAAP measures are used by management in analyzing Hanmi Financial’s capital strength, core loan interest income and yield, and net interest income and margin without the impact of our acquisition.

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure as of the dates indicated:

	June 30,
	2016	2015
	(in thousands, except share and per share data)
Assets	$4,441,333	$3,970,770
Less core deposit intangible	(1,537)	(1,890)
Tangible assets	$4,439,796	$3,968,880

Stockholders’ equity	$525,185	$472,740
Less core deposit intangible	(1,537)	(1,890)
Tangible stockholders' equity	$523,648	$470,850

Book value per share	$16.28	$14.78
Effect of core deposit intangible	(0.05)	(0.05)
Tangible book value per share	$16.23	$14.73

Core Loan Yield and Net Interest Margin
The impact of acquisition accounting adjustments on core loan yield and net interest margin are summarized in the following table:

	Three Months Ended
	June 30, 2016		June 30, 2015
	Amount	Rate	Amount	Rate
	(in thousands)
Core loan interest income and yield	$39,554	4.78%	$33,842	4.78%
Accretion of discount on purchased loans	1,091	0.13%	3,073	0.43%
As reported	$40,645	4.91%	$36,915	5.21%

Net interest income and net interest margin excluding acquisition accounting (1)	$38,671	3.84%	$32,568	3.48%
Accretion of discount on Non-PCI loans	994	0.10%	2,606	0.28%
Accretion of discount on PCI loans	97	0.01%	467	0.05%
Accretion of time deposits premium	791	0.08%	1,504	0.16%
Amortization of subordinated debentures discount	(62)	(0.01)%	(41)	—%
Net impact	1,820	0.18%	4,536	0.49%
As reported on a fully taxable equivalent basis	$40,491	4.02%	$37,104	3.97%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

	Six Months Ended
	June 30, 2016		June 30, 2015
	Amount	Rate	Amount	Rate
	(in thousands)
Core loan interest income and yield	$76,590	4.72%	$66,522	4.74%
Accretion of discount on purchased loans	3,122	0.20%	7,427	0.53%
As reported	$79,712	4.92%	$73,949	5.27%

Net interest income and net interest margin excluding acquisition accounting (1)	$74,836	3.75%	$64,114	3.38%
Accretion of discount on Non-PCI loans	2,748	0.14%	6,117	0.32%
Accretion of discount on PCI loans	374	0.02%	1,310	0.07%
Accretion of time deposits premium	1,733	0.09%	3,110	0.16%
Amortization of subordinated debentures discount	(118)	—%	(79)	—%
Net impact	4,737	0.25%	10,458	0.55%
As reported on a fully taxable equivalent basis	$79,573	4.00%	$74,572	3.93%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Executive Overview

For the three months ended June 30, 2016, net income was $14.1 million, or $0.44 per diluted share, compared with $14.0 million, or $0.44 per diluted share, for the three months ended June 30, 2015. Net interest income, before provision for loan losses, for the 2016 second quarter increased 7.8 percent or $2.9 million from the same period last year principally because of an increase in loans receivable. The 2016 second quarter, however, had no gains from securities sales and a lower negative provision for loan losses compared with the 2015 second quarter which, combined, principally offset the increase in net interest income.

For the six months ended June 30, 2016, net income increased 15.9% to $29.0 million, or $0.90 per diluted share, compared with $25.0 million, or $0.79 per diluted share for the same period last year. Net income increased principally because of the increase in net interest income, the decrease in noninterest expenses and a lower effective tax rate. The first half of 2016, however, had no gains from securities sales and a lower negative provision compared with the first half of 2015 which, combined, principally offset the increases described above.

Other financial highlights include the following:

•	Loans receivable, before the allowance for loan losses, were $3.45 billion at the end of the second quarter of 2016, up $267.3 million or 8.4 percent, from $3.18 billion at the end of 2015.

•	Noninterest-bearing deposits at June 30, 2016 were $1.19 billion, an increase of $34.0 million or 2.9 percent, from $1.16 billion at December 31, 2015.

•
Asset quality at the end of the second quarter of 2016 improved with non-performing assets of $24.1 million, or 0.54 percent of total assets, compared with $27.6 million, or 0.65 percent of total assets at the end of 2015.

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

The following tables show the average balances of assets, liabilities and stockholders’ equity; the amount of interest income, on a tax-equivalent basis, and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(in thousands)
Assets
Interest-earning assets:
Loans receivable (1)	$3,328,416	$40,645	4.91%	$2,839,601	$36,915	5.21%
Securities (2)	657,756	3,397	2.07%	814,126	2,990	1.47%
FRB and FHLB stock	30,808	579	7.52%	29,938	1,116	14.91%
Interest-bearing deposits in other banks	38,598	49	0.51%	65,346	40	0.25%
Total interest-earning assets	4,055,578	44,670	4.43%	3,749,011	41,061	4.39%
Noninterest-earning assets:
Cash and due from banks	114,247			89,313
Allowance for loan losses	(41,483)			(53,159)
Other assets	197,158			238,585
Total noninterest-earning assets	269,922			274,739
Total assets	$4,325,500			$4,023,750
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$96,397	$19	0.08%	$94,686	$32	0.14%
Money market and savings	944,355	1,212	0.52%	821,498	1,002	0.49%
Time deposits	1,268,127	2,453	0.78%	1,525,023	2,768	0.73%
FHLB advances	278,077	299	0.43%	7,637	4	0.21%
Subordinated debentures	18,781	196	4.20%	18,596	151	3.26%
Total interest-bearing liabilities	2,605,737	4,179	0.65%	2,467,440	3,957	0.64%
Noninterest-bearing liabilities:
Demand deposits: noninterest-bearing	1,170,486			1,043,060
Other liabilities	31,262			39,116
Total noninterest-bearing liabilities	1,201,748			1,082,176
Total liabilities	3,807,485			3,549,616
Stockholders’ equity	518,015			474,134
Total liabilities and stockholders’ equity	$4,325,500			$4,023,750
Net interest income (taxable equivalent)		$40,491			$37,104
Cost of deposits (3)			0.43%			0.44%
Net interest spread (4)			3.78%			3.75%
Net interest margin (5)			4.02%			3.97%

(1)	Loans include LHFS and exclude the allowance for loan losses. Nonaccrual loans are included in the average loan balance.

(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended
	June 30, 2016 vs. June 30, 2015
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable	$5,978	$(2,248)	$3,730
Securities	(649)	1,056	407
FRB and FHLB stock	31	(568)	(537)
Interest-bearing deposits in other banks	(22)	31	9
Total interest and dividend income	$5,338	$(1,729)	$3,609
Interest expense:
Demand: interest-bearing	$1	$(14)	$(13)
Money market and savings	149	61	210
Time deposits	(494)	179	(315)
FHLB advances	287	8	295
Subordinated debentures	2	43	45
Total interest expense	$(55)	$277	$222
Change in net interest income (taxable equivalent)	$5,393	$(2,006)	$3,387

Interest income, on a taxable equivalent basis, increased $3.6 million, or 8.8 percent, to $44.7 million for the three months ended June 30, 2016 from $41.1 million for the same period in 2015. Interest expense increased $0.2 million or 5.0 percent, to $4.2 million for the three months ended June 30, 2016 from $4.0 million for the same period in 2015. For the three months ended June 30, 2016 and 2015, net interest income, on a taxable equivalent basis, was $40.5 million and $37.1 million, respectively. The increase in net interest income was primarily attributable to the growth in average loans and an increase in loan prepayment penalties including the pay-off of one large loan. The net interest spread and net interest margin, on a taxable equivalent basis, for the three months ended June 30, 2016 were 3.78 percent and 4.02 percent, respectively, compared with 3.75 percent and 3.97 percent, respectively, for the same period in 2015. Excluding the effects of acquisition accounting adjustments, net interest margin was 3.84 percent and 3.48 percent for the three months ended June 30, 2016 and 2015, respectively.

Average loans increased $488.8 million, or 17.2 percent, to $3.33 billion for the three months ended June 30, 2016 from $2.84 billion for the same period in 2015. Average securities decreased $156.4 million, or 19.2 percent, to $657.8 million for the three months ended June 30, 2016 from $814.1 million for the same period in 2015. Average interest-earning assets increased $306.6 million, or 8.2 percent, to $4.06 billion for the three months ended June 30, 2016 from $3.75 billion for the same period in 2015. The increase in average loans was due mainly to new loan production. Average loans were 82.1 percent of average interest-earning assets for the 2016 second quarter, up from 75.7 percent for the 2015 second quarter. Average interest-bearing liabilities increased $138.3 million, or 5.6 percent, to $2.61 billion for the three months ended June 30, 2016, compared with $2.47 billion for the same period in 2015. The increase in average interest-bearing liabilities resulted primarily from an increase in FHLB advances and growth in money market and savings deposits, offset by a decrease in average time deposits. In addition, average noninterest-bearing demand deposits increased $127.4 million, or 12.2 percent, to $1.17 billion for the 2016 second quarter from $1.04 billion for the 2015 second quarter.

The average yield on loans decreased to 4.91 percent for the three months ended June 30, 2016 from 5.21 percent for the same period in 2015, primarily due to a 30 basis point decrease in discount accretion on purchased loans. The average yield on securities, on a taxable equivalent basis, increased to 2.07 percent for the three months ended June 30, 2016 from 1.47 percent for the same period in 2015, attributable primarily to increases in tax-exempt municipal securities. The average yield on interest-earning assets, on a taxable equivalent basis, increased 4 basis points to 4.43 percent for the three months ended June 30, 2016 from 4.39 percent for the same period in 2015, due mainly to the higher percentage of loans in the mix of interest-

earning assets. The average cost of interest-bearing liabilities increased by 1 basis point to 0.65 percent for the three months ended June 30, 2016 from 0.64 percent for the same period in 2015.

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

	Six Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(in thousands)
Assets
Interest-earning assets:
Loans receivable (1)	$3,260,625	$79,712	4.92%	$2,829,813	$73,949	5.27%
Securities (2)	670,063	6,926	1.03%	892,349	6,875	0.77%
FRB and FHLB stock	30,652	1,121	3.66%	29,896	1,598	5.35%
Interest-bearing deposits in other banks	41,343	97	0.47%	71,884	88	0.25%
Total interest-earning assets	4,002,683	87,856	4.41%	3,823,942	82,510	4.35%
Noninterest-earning assets:
Cash and due from banks	114,455			87,842
Allowance for loan losses	(42,001)			(53,238)
Other assets	198,151			242,874
Total noninterest-earning assets	270,605			277,478
Total assets	$4,273,288			$4,101,420
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$95,979	$38	0.08%	$88,358	$59	0.13%
Money market and savings	923,196	2,295	0.50%	821,113	1,974	0.48%
Time deposits	1,307,347	5,077	0.78%	1,558,877	5,549	0.72%
FHLB advances	229,973	494	0.43%	67,376	60	0.18%
Subordinated debentures	18,751	379	4.06%	18,577	296	3.21%
Total interest-bearing liabilities	2,575,246	8,283	0.65%	2,554,301	7,938	0.63%
Noninterest-bearing liabilities:
Demand deposits: noninterest-bearing	1,154,654			1,037,031
Other liabilities	34,646			43,069
Total noninterest-bearing liabilities	1,189,300			1,080,100
Total liabilities	3,764,546			3,634,401
Stockholders’ equity	508,742			467,019
Total liabilities and stockholders’ equity	$4,273,288			$4,101,420
Net interest income (taxable equivalent)		$79,573			$74,572
Cost of deposits (3)			0.43%			0.44%
Net interest spread (4)			3.76%			3.72%
Net interest margin (5)			4.00%			3.93%

(1)	Loans include LHFS and exclude the allowance for loan losses. Nonaccrual loans are included in the average loan balance.

(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Six Months Ended
	June 30, 2016 vs. June 30, 2015
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable	$10,890	$(5,127)	$5,763
Securities	(960)	1,011	51
FRB and FHLB stock	2	(479)	(477)
Interest-bearing deposits in other banks	(48)	57	9
Total interest and dividend income	$9,884	$(4,538)	$5,346
Interest expense:
Demand: interest-bearing	$—	$(21)	$(21)
Money market and savings	240	81	321
Time deposits	(619)	147	(472)
FHLB advances	276	158	434
Subordinated debentures	2	81	83
Total interest expense	$(101)	$446	$345
Change in net interest income (taxable equivalent)	$9,985	$(4,984)	$5,001

Interest income, on a taxable equivalent basis, increased $5.4 million, or 6.5 percent, to $87.9 million for the six months ended June 30, 2016 from $82.5 million for the same period in 2015. Interest expense increased $0.4 million or 5.1 percent, to $8.3 million for the six months ended June 30, 2016 from $7.9 million for the same period in 2015. For the six months ended June 30, 2016 and 2015, net interest income, on a taxable equivalent basis, was $79.6 million and $74.6 million, respectively. The increase in net interest income was primarily attributable to the growth in average loans and the higher percentage of loans in the mix of interest-earning assets. The net interest spread and net interest margin, on a taxable equivalent basis, for the six months ended June 30, 2016 were 3.76 percent and 4.00 percent, respectively, compared with 3.72 percent and 3.93 percent, respectively, for the same period in 2015. Excluding the effects of acquisition accounting adjustments, net interest margin was 3.75 percent and 3.38 percent for the six months ended June 30, 2016 and 2015, respectively.

Average loans increased $430.8 million, or 15.2 percent, to $3.26 billion for the six months ended June 30, 2016 from $2.83 billion for the same period in 2015. Average securities decreased $222.2 million, or 24.9 percent, to $670.1 million for the six months ended June 30, 2016 from $892.3 million for the same period in 2015. Average interest-earning assets increased $178.8 million, or 4.7 percent, to $4.00 billion for the six months ended June 30, 2016 from $3.82 billion for the same period in 2015. The increase in average loans was due mainly to new loan production. Average loans were 81.5 percent of average interest-earning assets for 2016 second quarter, up from 74.0 percent for the 2015 second quarter. Average interest-bearing liabilities increases $20.9 million, or 0.8 percent, to $2.58 billion for the six months ended June 30, 2016, compared to $2.55 billion for the same period in 2015. The increase in average interest-bearing liabilities resulted primarily from an increase in FHLB advances and growth in money market and savings deposits, offset by a decrease in average time deposits. In addition, average noninterest-bearing demand deposits increased $117.7 million, or 11.4 percent, to $1.15 billion for the 2016 second quarter from $1.37 billion for the 2015 second quarter.

The average yield on loans decreased to 4.92 percent for the six months ended June 30, 2016 from 5.27 percent for the same period in 2015, primarily due to a 33 basis point decrease in discount accretion on purchased loans. The average yield on securities, on a taxable equivalent basis, increased to 1.03 percent for the six months ended June 30, 2016 from 0.77 percent for the same period in 2015, attributable primarily to increases in tax-exempt municipal securities. The average yield on interest-earning assets, on a taxable equivalent basis, increased 6 basis points to 4.41 percent for the six months ended June 30, 2016 from 4.35 percent for the same period in 2015, due mainly to the higher percentage of loans in the mix of interest-earning assets. The average cost of interest-bearing liabilities increased by 2 basis points to 0.65 percent for the six months ended June 30, 2016 from 0.63 percent for the same period in 2015. The increase was due to increases in the cost of borrowings.

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

The negative provision for loan losses was $1.5 million for the second quarter of 2016, including a $60,000 negative provision for losses on PCI loans. For the same period in 2015, the negative provision for loans losses was $2.4 million, which included a $0.2 million positive provision for losses on PCI loans. The charge to other noninterest expense for losses on off-balance sheet items was $0.3 million for the three months ended June 30, 2016 compared to a credit of $0.1 million for the same period in 2015.

The negative provision for loan losses was $3.0 million for the first six months of 2016, which included a $0.1 million positive provision for losses on PCI loans. For the first six months of 2015, the negative provision for loans losses was $4.1 million, which included a $0.3 million positive provision for losses on PCI loans. The charge to other noninterest expense for losses on off-balance sheet items was $0.5 million for the first six months of 2016 quarter compared to a credit of $0.4 million for the same period in 2015.

See also “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items" for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(in thousands)
Service charges on deposit accounts	$2,898	$3,169	$(271)	(8.6)%
Trade finance and other service charges and fees	1,064	1,109	(45)	(4.1)%
Other operating income	1,674	900	774	86.0%
Subtotal service charges, fees and other income	5,636	5,178	458	8.8%
Gain on sale of SBA loans	1,774	1,573	201	12.8%
Disposition gains on PCI loans	1,963	2,470	(507)	(20.5)%
Net gain on sales of securities	—	1,912	(1,912)	(100.0)%
Total noninterest income	$9,373	$11,133	$(1,760)	(15.8)%

For the three months ended June 30, 2016, noninterest income was $9.4 million, a decrease of $1.8 million, or 15.8 percent, compared with $11.1 million for the same period in 2015. The decrease was primarily attributable to securities transactions and lower gains from the resolution or disposition of PCI loans. There were no securities transactions for the 2016 second quarter compared to gains of $1.9 million for the 2015 second quarter. When a PCI loan is removed from a loan pool and the cash proceeds or assets received from the settlement of the loan are in excess of its carrying amount, we recognize such gains as disposition gains. Disposition gains on PCI loans were $2.0 million for the three months of ended June 30, 2016 compared with $2.5 million the same period in 2015 as PCI loans declined $4.8 million for the 2016 second quarter compared with $7.2 million for the 2015 second quarter. Gains on SBA loan sales for the second quarter of 2016 were $1.8 million on $20.2 million of loan sales compared with $1.6 million of gains on $19.7 million of loan sales for the year ago period.

The following table sets forth the various components of noninterest income for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(in thousands)
Service charges on deposit accounts	$5,899	$6,380	$(481)	(7.5)%
Trade finance and other service charges and fees	2,109	2,376	(267)	(11.2)%
Other operating income	3,072	2,181	891	40.9%
Subtotal service charges, fees and other income	11,080	10,937	143	1.3%
Gain on sale of SBA loans	2,632	3,257	(625)	(19.2)%
Disposition gains on PCI loans	2,622	3,693	(1,071)	(29.0)%
Net gain on sales of securities	—	4,096	(4,096)	(100.0)%
Total noninterest income	$16,334	$21,983	$(5,649)	(25.7)%

For the six months ended June 30, 2016, noninterest income was $16.3 million, a decrease of $5.6 million, or 25.7 percent, compared with $22.0 million for the same period in 2015. The decrease was primarily attributable to securities transactions and lower gains from the resolution or disposition of PCI loans. There were no securities transactions for the first six months of 2016 compared with gains of $4.1 million for the same period in 2015. When a PCI loan is removed from a loan pool and the cash proceeds or assets received from the settlement of the loan are in excess of its carrying amount, we recognize such gains as disposition gains. Disposition gains on PCI loans were $2.6 million for the six months of ended June 30, 2016 compared with $3.7 million the same period in 2015 as PCI loans declined $5.5 million for the first six months of 2016 compared with $10.6 million for the same period in 2015. Gains on SBA loan sales for the six months of ended June 30, 2016 were $2.6 million on $32.6 million of loan sales compared with $3.3 million of gains on $39.5 million of loan sales for the year ago period.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(in thousands)
Salaries and employee benefits	$16,061	$15,542	$519	3.3%
Occupancy and equipment	3,938	4,224	(286)	-6.8%
Data processing	1,454	1,335	119	8.9%
Professional fees	1,509	1,701	(192)	-11.3%
Supplies and communications	709	928	(219)	-23.6%
Advertising and promotion	1,094	1,046	48	4.6%
OREO expense (income)	183	(13)	196	-1,507.7%
Merger and integration costs	—	136	(136)	-100.0%
Other operating expenses	2,915	2,127	788	37.0%
Total noninterest expense	$27,863	$27,026	$837	3.1%

For the three months ended June 30, 2016, noninterest expense was $27.9 million, an increase of $0.9 million or 3.1 percent, compared with $27.0 million for the same period in 2015. The increase was due primarily to an increase in salaries and employee benefits and higher other operating expenses, partially offset by lower occupancy and equipment expense from the branch closures and consolidations completed in the third quarter 2015.

The following table sets forth the components of noninterest expense for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(in thousands)
Salaries and employee benefits	$31,759	$31,926	$(167)	-0.5%
Occupancy and equipment	7,434	8,527	(1,093)	-12.8%
Data processing	2,889	3,467	(578)	-16.7%
Professional fees	2,974	4,042	(1,068)	-26.4%
Supplies and communications	1,445	1,758	(313)	-17.8%
Advertising and promotion	1,616	1,569	47	3.0%
OREO expense (income)	648	404	244	60.4%
Merger and integration costs	—	1,747	(1,747)	-100.0%
Other operating expenses	5,167	4,978	189	3.8%
Total noninterest expense	$53,932	$58,418	$(4,486)	-7.7%

For the six months ended June 30, 2016, noninterest expense was $53.9 million, a decrease of $4.5 million or 7.7 percent, compared with $58.4 million for the same period in 2015. The decrease was due primarily to reductions in merger and integration costs, professional fees and data processing fees related to the CBI acquisition, along with lower occupancy and equipment expense from the branch closures and consolidations completed in the third quarter 2015.

Income Tax Expense

Income tax expense was $8.9 million for the three months ended June 30, 2016, compared with $9.6 million for the same period in 2015. The effective income tax rate was 38.5 percent for the three months ended June 30, 2016, compared with 40.8 percent for the same period in 2015.

Income tax expense was $15.0 million for the six months ended June 30, 2016 compared with $17.2 million for the same period in 2015. The effective income tax rate was 34.2 percent for the six months ended June 30, 2016, compared with 40.7 percent for the same period in 2015. The six-month period in 2016 included a $1.8 million benefit arising from the finalization of the 2014 amended income tax returns. The effective income tax rate for the six month ended June 30, 2016 would have been 38.2 percent without this benefit.

Financial Condition

Securities

Securities are classified as held to maturity, available for sale, or trading in accordance with GAAP. There were no held to maturity or trading securities as of June 30, 2016 and December 31, 2015. Securities classified as available for sale are stated at fair value. The composition of our securities portfolio reflects our securities strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. Our securities portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of June 30, 2016, our securities portfolio was composed primarily of mortgage-backed securities, collateralized mortgage obligations and tax exempt municipal bonds. Most of the securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of June 30, 2016 and December 31, 2015.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on securities as of the dates indicated:

	June 30, 2016			December 31, 2015
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(in thousands)
Securities available for sale:
Mortgage-backed securities (1) (2)	$262,223	$266,275	$4,052	$286,450	$284,381	$(2,069)
Collateralized mortgage obligations (1)	85,678	86,141	463	97,904	96,986	(918)
U.S. government agency securities	15,491	15,544	53	48,478	47,822	(656)
SBA loan pool securities	56,553	56,425	(128)	63,670	63,266	(404)
Municipal bonds-tax exempt	160,951	169,426	8,475	162,101	163,902	1,801
Municipal bonds-taxable	13,476	14,092	616	13,932	14,033	101
Corporate bonds	5,014	5,001	(13)	5,017	4,993	(24)
U.S. treasury securities	157	158	1	159	160	1
Mutual funds	22,916	23,213	297	22,916	22,753	(163)
Total securities available for sale	$622,459	$636,275	$13,816	$700,627	$698,296	$(2,331)

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Include securities collateralized by home equity conversion mortgages with total estimated fair value of $55.7 million and $58.6 million as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016, securities available for sale decreased 8.9 percent to $636.3 million, compared with $698.3 million as of December 31, 2015, due mainly to principal payments offset by an increase in unrealized gains. As of June 30, 2016, securities available for sale had a net unrealized gain of $13.8 million, comprised of $14.3 million of unrealized gains and $0.5 million of unrealized losses. As of December 31, 2015, securities available for sale had a net unrealized loss of $2.3 million, comprised of $2.5 million of unrealized gains and $4.8 million of unrealized losses.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of June 30, 2016:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(in thousands)
Securities available for sale:
Mortgage-backed securities	$1	1.55%	$49,287	1.64%	$87,564	2.08%	$125,371	1.71%	$262,223	1.82%
Collateralized mortgage obligations	—	—%	857	1.38%	15,391	1.83%	69,430	1.35%	85,678	1.59%
U.S. government agency securities	—	—%	6,000	1.35%	9,491	2.10%	—	—%	15,491	1.81%
SBA loan pool securities	—	—%	—	—%	49,652	1.36%	6,901	1.76%	56,553	1.41%
Municipal bonds-tax exempt (1)	—	—%	720	2.82%	75,813	3.08%	84,418	4.09%	160,951	3.61%
Municipal bonds-taxable	—	—%	3,727	3.99%	9,749	3.91%	—	—%	13,476	3.94%
Corporate bonds	—	—%	5,014	1.11%	—	—%	—	—%	5,014	1.11%
U.S. treasury securities	—	—%	157	1.19%	—	—%	—	—%	157	1.19%
Mutual funds	—	—%	—	—%	—	—%	22,916	2.11%	22,916	2.11%
Total securities available for sale	$1	1.55%	$65,762	1.62%	$247,660	2.28%	$309,036	2.51%	$622,459	2.27%

(1)	The yield on municipal bonds has been computed on a federal tax-equivalent basis of 35 percent.

Loans Receivable, Net
The following table shows the loan composition by type as of the dates indicated:

	June 30, 2016	December 31, 2015
	(in thousands)
Real estate loans:
Commercial property (1)
Retail	$793,511	$740,350
Hospitality	606,076	543,425
Gas station	280,761	323,655
Other (2)	1,128,346	978,662
Construction	26,382	23,387
Residential property	296,496	236,035
Total real estate loans	3,131,572	2,845,514
Commercial and industrial loans:
Commercial term	143,633	152,773
Commercial lines of credit	121,326	128,224
International loans	28,114	31,879
Total commercial and industrial loans	293,073	312,876
Consumer loans (3)	24,665	24,926
Loans receivable	3,449,310	3,183,316
Allowance for loan losses	(39,707)	(42,935)
Loans receivable, net	$3,409,603	$3,140,381

(1)	Includes owner-occupied property loans of $1.28 billion and $1.20 billion as of June 30, 2016 and December 31, 2015, respectively.

(2)
Includes, among other property types, mixed-use, apartment, office, industrial, faith-based facilities and warehouse; the remaining real estate categories represents less than one percent of the Bank's total loans.

(3)	Consumer loans include home equity lines of credit of $20.6 million and $21.8 million as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016 and December 31, 2015, loans receivable (excluding loans held for sale and net of deferred loan cost, discounts and the allowance for loan losses) were $3.41 billion and $3.14 billion, respectively, representing an increase of $269.2 million, or 8.6 percent. The increase in loans as of June 30, 2016 compared with December 31, 2015 was primarily attributable to new loan production of $473.9 million and residential mortgage loan purchases of $97.2 million, offset by loan pay-offs and pay-downs of $252.0 million and SBA loan sales of $32.6 million.

During the six months ended June 30, 2016, new loan production was comprised of $371.5 million in commercial real estate loans, $34.5 million in commercial and industrial loans, $64.2 million in SBA loans, and $3.7 million in consumer loans.

Our loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of loans outstanding (includes real estate loans and commercial and industrial loans):

	Balance as of June 30, 2016	Percentage of Loans Outstanding

Industry	(in thousands)
Lessor of nonresidential buildings	$1,058,274	30.7%
Hospitality	$636,000	18.4%

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

Except for nonperforming loans set forth below and PCI loans, we are not aware of any loans as of June 30, 2016 and December 31, 2015 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date. We cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of nonperforming assets (excluding PCI loans) as of the dates indicated:

	June 30, 2016	December 31, 2015	Increase (Decrease)
			Amount	Percentage
		(in thousands)
Nonperforming Non-PCI loans:
Real estate loans:
Commercial property
Retail	$832	$946	$(114)	-12.1%
Hospitality	1,956	5,790	(3,834)	-66.2%
Gas station	4,540	2,774	1,766	63.7%
Other	3,366	4,068	(702)	-17.3%
Residential property	252	1,386	(1,134)	-81.8%
Commercial and industrial loans:
Commercial term	966	2,193	(1,227)	-56.0%
Commercial lines of credit	23	450	(427)	-94.9%
Consumer loans	406	1,511	(1,105)	-73.1%
Total nonperforming Non-PCI loans	12,341	19,118	(6,777)	-35.4%
Loans 90 days or more past due and still accruing	—	—	—	—
Total nonperforming Non-PCI loans (1)	12,341	19,118	(6,777)	-35.4%
OREO	11,846	8,511	3,335	39.2%
Total nonperforming assets	$24,187	$27,629	$(3,442)	-12.5%

Nonperforming Non-PCI loans as a percentage of Non-PCI loans	0.36%	0.60%
Nonperforming assets as a percentage of assets	0.54%	0.65%
Troubled debt restructured performing Non-PCI loans	$11,513	$10,299

(1)	Includes nonperforming TDRs of $4.3 million and $6.9 million as of June 30, 2016 and December 31, 2015, respectively.

Nonaccrual Non-PCI loans were $12.4 million as of June 30, 2016, compared with $19.1 million as of December 31, 2015, representing a decrease of $6.8 million, or 35.4 percent. There were no Non-PCI loans past due 90 days or more and still accruing as of June 30, 2016 and December 31, 2015. During the six months ended June 30, 2016, $5.3 million of loans were placed on nonaccrual status. These additions to nonaccrual loans were mainly offset by $3.4 million of nonaccrual loans restored to accrual status, $3.3 million in principal payoffs and paydowns, $1.2 million in charge-offs and $3.8 million in transfers to OREO.

Delinquent Non-PCI loans (defined as 30 to 89 days or more past due and still accruing) were $1.6 million as of June 30, 2016, compared with $4.1 million as of December 31, 2015.

The ratio of nonperforming Non-PCI loans to Non-PCI loans decreased to 0.36 percent at June 30, 2016 from 0.60 percent at December 31, 2015. Of the $12.3 million nonperforming Non-PCI loans, approximately $11.6 million were impaired based on the definition contained in ASC 310, Receivables, which resulted in aggregate impairment reserve of $2.7 million as of June 30, 2016. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of June 30, 2016, OREO consisted of 17 properties with a combined carrying value of $11.8 million, as compared with 14 properties with a combined carrying value of $8.5 million as of December 31, 2015.

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

The following table provides information on impaired loans (excluding PCI loans) as of the dates indicated:

	June 30, 2016		December 31, 2015
	Recorded Investment	Percentage	Recorded Investment	Percentage
	(in thousands)
Real estate loans:
Commercial property
Retail	$2,421	9.2%	$2,597	7.2%
Hospitality	3,357	12.8%	7,168	20.0%
Gas station	4,623	17.7%	5,393	15.0%
Other	7,482	28.6%	9,288	25.9%
Residential property	2,529	9.7%	2,895	8.1%
Commercial and industrial loans:				—
Commercial term	5,066	19.3%	5,257	14.7%
Commercial lines of credit	23	0.1%	381	1.1%
International loans	—	—%	1,215	3.4%
Consumer loans	686	2.6%	1,665	4.6%
Total Non-PCI loans	$26,187	100.0%	$35,859	100.0%

Total impaired loans decreased $9.7 million, or 26.7 percent, to $26.2 million as of June 30, 2016, as compared to $35.9 million at December 31, 2015. Specific reserve allocations associated with impaired loans were $3.0 million and $4.4 million as of June 30, 2016 and December 31, 2015, respectively.

During the three months ended June 30, 2016 and 2015, interest income that would have been recognized had impaired loans performed in accordance with their original terms totaled $0.7 million and $1.2 million, respectively. Of these amounts, actual interest recognized on impaired loans was both $0.6 million and 0.8 million for the three months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016 and 2015, interest income that would have been recognized had impaired loans performed in accordance with their original terms totaled $1.6 million and $1.9 million, respectively. Of these amounts, actual interest recognized on impaired loans was both $1.3 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively.

The following table provides information on TDRs (excluding PCI loans) as of the dates indicated:

	June 30, 2016			December 31, 2015
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$312	$1,247	$1,559	$344	$1,227	$1,571
Hospitality	1,152	467	1,619	1,244	414	1,658
Gas station	886	—	886	959	—	959
Other	1,303	4,421	5,724	1,525	5,237	6,762
Residential property	—	1,089	1,089	689	299	988
Commercial and industrial loans:
Commercial term	659	3,917	4,576	1,721	2,872	4,593
Commercial lines of credit	23	—	23	280	—	280
Consumer loans	—	372	372	116	250	366
Total Non-PCI loans	$4,335	$11,513	$15,848	$6,878	$10,299	$17,177

For the three months ended June 30, 2016, we restructured monthly payments for two loans, with a net carrying value of $21,000 at the time of modification, which we subsequently classified as TDRs. For the six months ended June 30, 2016, we restructured monthly payments for five loans, with a net carrying value of $256,000 at the time of modification, which we subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for nine months or less.

As of June 30, 2016, TDRs on accrual status were $11.5 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $0.2 million allowance relating to these loans was included in the allowance for loan losses. For the TDRs on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of June 30, 2016, TDRs on nonaccrual status were $4.3 million, and a $0.1 million allowance relating to these loans was included in the allowance for loan losses.

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

The following tables reflect our allocation of allowance for loan losses by loan category as well as the loans receivable for each loan type:

	June 30, 2016			December 31, 2015
	Allowance Amount	Percentage	Non- PCI Loans	Allowance Amount	Percentage	Non- PCI Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$5,375	15.7%	$790,968	$5,164	13.8%	$735,501
Hospitality	7,692	22.5%	602,826	8,175	21.8%	539,345
Gas station	2,187	6.4%	277,873	2,631	7.0%	319,363
Other	9,255	27.0%	1,123,195	9,977	26.6%	973,243
Construction	881	2.6%	26,382	1,732	4.6%	23,387
Residential property	2,726	8.0%	295,505	2,121	5.7%	234,879
Total real estate loans	28,116	82.1%	3,116,749	29,800	79.5%	2,825,718
Commercial and industrial loans:
Commercial term	3,996	11.7%	143,487	4,734	12.6%	152,602
Commercial lines of credit	1,097	3.2%	121,326	1,954	5.2%	128,224
International loans	409	1.2%	28,114	393	1.0%	31,879
Total commercial and industrial loans	5,502	16.1%	292,927	7,081	18.8%	312,705
Consumer loans	242	0.7%	24,614	242	0.6%	24,879
Unallocated	399	1.2%	—	371	1.1%	—
Total	$34,259	100.0%	$3,434,290	$37,494	100.0%	$3,163,302

	June 30, 2016			December 31, 2015
	Allowance Amount	Percentage	PCI Loans	Allowance Amount	Percentage	PCI Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$252	4.6%	$4,264	$269	4.9%	$4,849
Hospitality	32	0.6%	4,099	88	1.6%	4,080
Gas station	527	9.7%	4,613	477	8.8%	4,292
Other	4,503	82.7%	5,495	4,412	81.1%	5,419
Residential property	86	1.6%	1,154	151	2.8%	1,156
Total real estate loans	5,400	99.2%	19,625	5,397	99.2%	19,796
Commercial and industrial loans:		—%
Commercial term	41	0.8%	161	42	0.8%	171
Consumer loans	7	—%	49	2	—%	47
Total	$5,448	100.0%	$19,835	$5,441	100.0%	$20,014

The following tables set forth certain information regarding allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the Three Months Ended,
	June 30, 2016			December 31, 2015			June 30, 2015
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
				(in thousands)
Allowance for loan losses:
Balance at beginning of period	$35,381	$5,645	$41,026	$43,222	$3,138	$46,360	$51,515	$1,436	$52,951
Actual charge-offs	(662)	(137)	(799)	(527)	—	(527)	(1,221)	52	(1,169)
Recoveries on loans previously charged off	995	—	995	937	—	937	1,793	(352)	1,441
Net loan recoveries	333	(137)	196	410	—	410	572	(300)	272
(Negative provision) provision	(1,455)	(60)	(1,515)	(6,138)	2,303	(3,835)	(2,619)	216	(2,403)
Balance at end of period	$34,259	$5,448	$39,707	$37,494	$5,441	$42,935	$49,468	$1,352	$50,820

Allowance for off-balance sheet items:
Balance at beginning of period	$1,220	$—	$1,220	$556	$—	$556	$1,054	$—	$1,054
Provision (negative provision)	255	—	255	430	—	430	(92)	—	(92)
Balance at end of period	$1,475	$—	$1,475	$986	$—	$986	$962	$—	$962

Ratios:
Net loan (recoveries) charge-offs to average loans (1)	(0.04)%	3.14%	(0.02)%	(0.06)%	—%	(0.05)%	(0.08)%	3.21%	(0.04)%
Net loan (recoveries) charge-offs to loans (1)	(0.04)%	3.65%	(0.02)%	(0.06)%	—%	(0.05)%	(0.08)%	3.54%	(0.04)%
Allowance for loan losses to average loans	1.02%	31.26%	1.19%	1.27%	18.14%	1.41%	1.76%	3.61%	1.79%
Allowance for loan losses to loans	1%	36.27%	1.15%	1.19%	27.18%	1.35%	1.74%	3.99%	1.77%
Net loan charge-offs (recoveries) to allowance for loan losses (1)	(3.89)%	10.06%	(1.97)%	(5.05)%	—%	(3.82)%	(4.63)%	88.76%	(2.14)%
Allowance for loan losses to nonperforming loans	277.6%	—%	321.75%	196.12%	—%	224.58%	176.53%	0.00%	181.35%
Balance:
Average loans during period	$3,360,467	$17,428	$3,328,416	$3,091,615	$22,580	$3,049,544	$2,807,940	$37,425	$2,839,601
Loans at end of period	$3,434,290	$15,020	$3,449,310	$3,163,302	$20,014	$3,183,316	$2,840,264	$33,908	$2,874,172
Nonperforming loans at end of period	$12,341	$—	$12,341	$19,118	$—	$19,118	$28,023	$—	$28,023

(1)	Net loan charge-offs (recoveries) are annualized to calculate the ratios.

	As of and for the Six Months Ended,
	June 30, 2016			June 30, 2015
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total

Allowance for loan losses:
Balance at beginning of period	$37,494	$5,441	$42,935	$51,640	$1,026	$52,666
Actual charge-offs	(1,299)	(137)	(1,436)	(1,255)	—	(1,255)
Recoveries on loans previously charged off	1,248	—	1,248	3,485	—	3,485
Net loan recoveries	(51)	(137)	(188)	2,230	—	2,230
(Negative provision) provision	(3,184)	144	(3,040)	(4,402)	326	(4,076)
Balance at end of period	$34,259	$5,448	$39,707	$49,468	$1,352	$50,820

Allowance for off-balance sheet items:
Balance at beginning of period	$986	$—	$986	$1,366	$—	$1,366
Provision (negative provision)	489	—	489	(404)	—	(404)
Balance at end of period	$1,475	$—	$1,475	$962	$—	$962

Ratios:
Net loan charge-offs (recoveries) to average loans (1)	—%	1.56%	0.01%	(0.16)%	0.00%	(0.16)%
Net loan charge-offs (recoveries) to loans (1)	—%	1.82%	0.01%	(0.16)%	0.00%	(0.16)%
Allowance for loan losses to average loans	1.04%	31.1%	1.22%	1.78%	3.40%	1.80%
Allowance for loan losses to loans	1%	36.27%	1.15%	1.74%	3.99%	1.77%
Net loan charge-offs (recoveries) to allowance for loan losses (1)	0.3%	5.03%	0.95%	(9.02)%	0.00%	(8.78)%
Allowance for loan losses to nonperforming loans	277.6%	—%	321.75%	176.53%	0.00%	181.35%
Balance:
Average loans during period	$3,298,796	$17,517	$3,260,625	$2,785,547	$39,783	$2,829,813
Loans at end of period	$3,434,290	$15,020	$3,449,310	$2,840,264	$33,908	$2,874,172
Nonperforming loans at end of period	$12,341	$—	$12,341	$28,023	$—	$28,023

(1)	Net loan charge-offs (recoveries) are annualized to calculate the ratios.

Allowance for loan losses was $39.7 million, $42.9 million and $50.8 million, as of June 30, 2016, December 31, 2015, and June 30, 2015, respectively. The decrease of $3.2 million, or 7.5 percent in the allowance for loan losses as of June 30, 2016, compared with December 31, 2015 was due primarily to the decline in estimated loss factors and improvements in classified loans. Accordingly, the non-PCI loan loss allowance decreased by $3.2 million to $34.3 million as of June 30, 2016, compared with $37.5 million at December 31, 2015. The PCI loan loss allowance remained unchanged at $5.4 million as of June 30, 2016 and December 31, 2015.

An allowance for off-balance sheet exposure, primarily unfunded loan commitments, as of June 30, 2016, December 31, 2015 and June 30, 2015 was $1.5 million, $1.0 million and $1.0 million, respectively. The increase in the allowance for off-balance sheet exposure as of June 30, 2016, compared with December 31, 2015 was due primarily to the increase in unfunded loan commitments to $272.9 million as of June 30, 2016, from $262.7 million as of December 31, 2015. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized.

Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances are adequate for losses inherent in the loan portfolio and for off-balance sheet exposures as of June 30, 2016.

The following table presents a summary of net recoveries (charge-offs) by the loan portfolio:

	As of and for the Three Months Ended			As of and for the Six Months Ended
	Charge-offs	Recoveries	Net Recoveries (Charge-offs)	Charge-offs	Recoveries	Net Recoveries (Charge-offs)
	(in thousands)
June 30, 2016
Real estate loans:
Commercial property
Retail	$—	$24	$24	$—	$27	$27
Hospitality	(103)	33	(70)	(638)	33	(605)
Gas station		5	5	—	86	86
Other	(53)	35	(18)	(53)	44	(9)
Commercial and industrial loans:
Commercial term	(506)	840	334	(508)	994	486
Commercial lines of credit	—	5	5	(100)	11	(89)
Consumer loans	—	53	53	—	53	53
Total Non-PCI loans	$(662)	$995	$333	$(1,299)	$1,248	$(51)

June 30, 2015
Real estate loans:
Commercial property
Retail	$(22)	$8	$(14)	$(22)	$16	$(6)
Hospitality	(79)	1,074	995	(79)	1,073	994
Other	—	181	181	—	206	206
Commercial and industrial loans:
Commercial term	(921)	506	(415)	(955)	2,120	1,165
Commercial lines of credit	—	24	24	—	55	55
International loans	(199)	—	(199)	(199)	15	(184)
Total Non-PCI loans	$(1,221)	$1,793	$572	$(1,255)	$3,485	$2,230

For the three months ended June 30, 2016, total charge-offs were $0.6 million, a decrease of $0.6 million, or 50.0 percent from $1.2 million for the same period in 2015, and total recoveries were $1.0 million, a decrease of $0.8 million, or 44.5 percent, from $1.8 million for the same period in 2015. For the six months ended June 30, 2016, total charge-offs were $1.3 million, same as total charge-offs for the same period last year, and total recoveries were $1.2 million, a decrease of $2.3 million, or 65.7 percent, from $3.5 million for the same period in 2015.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	June 30, 2016		December 31, 2015
	Balance	Percent	Balance	Percent
	(in thousands)
Demand – noninterest-bearing	$1,189,528	33.1%	$1,155,518	32.9%
interest-bearing	92,776	2.6%	94,583	2.7%
Interest-bearing:		—%		—%
Money market and savings	1,023,421	28.5%	871,863	24.8%
Time deposits of $100,000 or more (1)	861,921	24.0%	881,082	25.1%
Other time deposits	421,643	11.8%	506,931	14.5%
Total deposits	$3,589,289	100.0%	$3,509,977	100.0%

(1)	Includes $392.4 million and $377.1 million of time deposits of $250,000 or more as of June 30, 2016 and December 31, 2015, respectively.

Deposits increased $79.3 million, or 2.3 percent, to $3.59 billion as of June 30, 2016 from $3.51 billion as of December 31, 2015. The increase in deposits was mainly attributable to the $34.0 million and $151.6 million increase in noninterest-bearing demand deposits and money market and savings deposits, respectively, offset by $104.4 million decrease in time deposits. The decrease in time deposits were primarily due to maturities of higher rate time deposits assumed from CBI acquisition.

Core deposits (defined as demand, money market and savings and other time deposits) increased $99.0 million, or 3.8 percent, to $2.73 billion at June 30, 2016 from $2.63 billion at December 31, 2015. Noninterest-bearing demand deposits as a percentage of deposits increased to 33.1 percent at June 30, 2016 from 32.9 percent at December 31, 2015.

Borrowings

At June 30, 2016 and December 31, 2015, there were $280.0 million and $170.0 million in overnight advances from the FHLB, respectively. The increase in FHLB advances supported loan growth for the 2016 second quarter. In addition, subordinated debentures were $18.8 million and $18.7 million, respectively, at June 30, 2016 and December 31, 2015, the change representing the accretion of acquisition discount.

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

The following table shows the status of our gap position as of June 30, 2016:

	Less Than Three Months	More Than Three Months But Less Than One Year	More Than One Year But Less Than Five Years	More Than Five Years	Noninterest- Sensitive	Total
	(in thousands)
Assets
Cash and due from banks	$—	$—	$—	$—	$116,343	$116,343
Interest-bearing deposits in other banks	40,289	—	—	—	—	40,289
Securities:
Fixed rate	29,186	47,372	194,015	250,697	—	521,270
Floating rate	100,021	1,315	—	—	—	101,336
Fair value adjustments	—	—	—	—	13,669	13,669
Loans:
Fixed rate	66,100	159,157	701,380	35,326	—	961,963
Floating rate	934,461	242,556	1,287,993	26,514	—	2,491,524
Nonaccrual	—	—	—	—	25,468	25,468
Deferred loan costs, discount, and allowance for loan losses	—	—	—	—	(56,519)	(56,519)
FHLB and FRB stock	—	—	—	30,808	—	30,808
Other assets	48,851	—	—	17,470	128,861	195,182
Total assets	$1,218,908	$450,400	$2,183,388	$360,815	$227,822	$4,441,333
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand – noninterest-bearing	$—	$—	$—	$—	$1,189,528	$1,189,528
– interest-bearing	4,327	7,983	25,390	55,076	—	92,776
Money market and savings	72,080	172,487	450,510	328,344	—	1,023,421
Time deposits	353,050	731,603	196,308	2,603	—	1,283,564
FHLB advances	280,000	—	—	—	—	280,000
Subordinated debentures	18,821	—	—	—	—	18,821
Other liabilities	—	—	—	—	28,038	28,038
Stockholders’ equity	—	—	—	—	525,185	525,185
Total liabilities and stockholders’ equity	$728,278	$912,073	$672,208	$386,023	$1,742,751	$4,441,333
Repricing gap	490,630	(461,673)	1,511,180	(25,208)	(1,514,929)
Cumulative repricing gap	490,630	28,957	1,540,137	1,514,929	—
Cumulative repricing gap as a percentage of assets	11.05%	0.65%	34.68%	34.11%	—
Cumulative repricing gap as a percentage of interest-earning assets	11.79%	0.70%	37.01%	36.41%	—
Interest-earning assets						$4,161,149

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

As of June 30, 2016, the cumulative repricing gap for the three-month period was at an asset-sensitive position and was 11.79 percent of interest-earning assets, which decreased from 13.56 percent as of December 31, 2015. This decrease was due mainly to a $35.7 million decrease in interest-bearing deposits in other banks, a $41.5 million increase in time deposits and a $110.0 million increase in FHLB advances, mainly offset by a $122.5 million increase in floating rate loans and a $22.1 million increase in floating rate securities.

As of June 30, 2016, the cumulative repricing gap for the twelve-month period was at an asset-sensitive position and was 0.70 percent of interest-earning assets, which decreases from 1.79 percent of an asset-sensitive position as of December 31, 2015. This decrease was due mainly to a $35.7 million decrease in interest-bearing deposits in other banks, a $18.9 million increase in money market and savings deposits and a $110.0 million increase in FHLB advances, mainly offset by a $122.5 million increase in fixed rate loans and a $73.4 million decrease in time deposits.

The following table summarizes the status of the cumulative gap position as of the dates indicated:

	Less Than Three Months		Less Than Twelve Months
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(in thousands)
Cumulative repricing gap	$490,630	$533,628	$28,957	$70,573
Percentage of assets	11.05%	12.68%	0.65%	1.68%
Percentage of interest-earning assets	11.79%	13.56%	0.70%	1.79%

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

	Percentage Changes		Change in Amount
Change in Interest Rate	Net Interest Income	Economic Value of Equity	Net Interest Income	Economic Value of Equity
	(in thousands)
300%	0.99%	(5.26)%	$1,607	$(25,852)
200%	0.67%	(3.02)%	$1,088	$(14,848)
100%	0.51%	(0.13)%	$839	$(660)
-100%	(1)	(1)	(1)	(1)

(1)	Results are not meaningful in a low interest rate environment.

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

At June 30, 2016, the Bank’s total risk-based capital ratio of 14.58 percent, Tier 1 risk-based capital ratio of 13.43 percent, common equity Tier 1 capital ratio of 13.43 percent and Tier 1 leverage capital ratio of 11.21 percent, placed the Bank in the “well capitalized” category pursuant to new capital rule, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

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

Recently Issued Accounting Standards

In January, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. All entities can early adopt the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Early adoption of these provisions can be elected for all financial statements of fiscal years and interim periods that have not yet been issued (for public business entities) or that have not yet been made available for issuance. The classification and measurement guidance is the first ASU issued under the FASB’s financial instruments project. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Current expected credit losses (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost; and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. The ASU does not prescribe a specific method to make the estimate so its application will require significant judgment. ASU 2016-13 is effective for public entities for interim and annual periods beginning after December 15, 2019. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management” and “- Capital Resources” in this Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2016, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of June 30, 2016.

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

Hanmi Financial Corporation

Date:	August 8, 2016	By:	/s/ C. G. Kum
C. G. Kum
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)