Form 10-Q
period 2016-09-30
HANMI FINANCIAL CORP
filed 2016-11-08
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 4, 2016, there were 32,273,924 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries
Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2016

Part I — Financial Information
Item 1. Financial Statements
Hanmi Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited) September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$130,197	$164,364
Securities available for sale, at fair value (amortized cost of $537,820 as of September 30, 2016 and $700,627 as of December 31, 2015)	548,961	698,296
Loans held for sale, at the lower of cost or fair value	6,425	2,874
Loans receivable, net of allowance for loan losses of $38,972 as of September 30, 2016 and $42,935 as of December 31, 2015	3,513,687	3,140,381
Accrued interest receivable	10,160	9,501
Premises and equipment, net	27,682	29,834
Other real estate owned ("OREO"), net	10,971	8,511
Customers’ liability on acceptances	1,041	3,586
Servicing assets	10,833	11,744
Core deposit intangible, net	1,456	1,701
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Federal Reserve Bank ("FRB") stock, at cost	—	14,098
Income tax asset	50,145	57,174
Bank-owned life insurance	49,149	48,340
Prepaid expenses and other assets	25,088	27,732
Total assets	$4,402,180	$4,234,521
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$1,231,967	$1,155,518
Interest-bearing	2,539,240	2,354,458
Total deposits	3,771,207	3,509,976
Accrued interest payable	2,444	3,177
Bank’s liability on acceptances	1,041	3,586
FHLB advances	55,000	170,000
Servicing liabilities	3,426	4,784
Federal Deposit Insurance Corporation ("FDIC") loss sharing liability	1,701	1,289
Subordinated debentures	18,888	18,703
Accrued expenses and other liabilities	17,275	29,088
Total liabilities	3,870,982	3,740,603
Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 32,865,393 shares (32,252,774 shares outstanding) as of September 30, 2016 and issued 32,566,522 shares (31,974,359 shares outstanding) as of December 31, 2015	33	257
Additional paid-in capital	560,906	557,761
Accumulated other comprehensive income (loss), net of tax expense of $3,586 as of September 30, 2016 and tax benefit of $2,007 as of December 31, 2015	7,555	(315)
Retained earnings	33,413	6,422
Less: treasury stock, at cost; 612,619 shares as of September 30, 2016 and 592,163 shares as of December 31, 2015	(70,709)	(70,207)
Total stockholders’ equity	531,198	493,918
Total liabilities and stockholders’ equity	$4,402,180	$4,234,521

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest and dividend income:
Interest and fees on loans	$41,150	$36,466	$120,862	$110,415
Interest on securities	2,701	2,884	8,604	9,737
Dividends on FRB and FHLB stock	419	607	1,540	2,205
Interest on deposits in other banks	55	68	152	156
Total interest and dividend income	44,325	40,025	131,158	122,513
Interest expense:
Interest on deposits	4,358	3,881	11,769	11,463
Interest on subordinated debentures	206	158	584	454
Interest on FHLB advances	179	1	673	61
Total interest expense	4,743	4,040	13,026	11,978
Net interest income before provision for loan losses	39,582	35,985	118,132	110,535
Negative provision for loan losses	(1,450)	(3,704)	(4,490)	(7,779)
Net interest income after provision for loan losses	41,032	39,689	122,622	118,314
Noninterest income:
Service charges on deposit accounts	2,883	3,378	8,782	9,758
Trade finance and other service charges and fees	992	1,115	3,099	3,491
Gain on sales of Small Business Administration ("SBA") loans	1,616	1,621	4,247	4,878
Net gain on sales of securities	46	2,048	46	6,144
Disposition gains on Purchased Credit Impaired ("PCI") loans	789	4,334	3,411	8,027
Other operating income	2,348	1,065	5,423	3,246
Total noninterest income	8,674	13,561	25,008	35,544
Noninterest expense:
Salaries and employee benefits	15,950	16,097	47,710	48,023
Occupancy and equipment	3,917	4,896	11,351	13,423
Data processing	1,330	1,418	4,219	4,885
Professional fees	1,090	1,940	4,063	5,982
Supplies and communications	821	880	2,266	2,638
Advertising and promotion	1,153	1,290	2,769	2,859
OREO expense	73	225	721	629
Merger and integration costs	—	—	—	1,747
Other operating expenses	4,003	1,976	9,170	6,953
Total noninterest expense	28,337	28,722	82,269	87,139
Income before income tax expense	21,369	24,528	65,361	66,719
Income tax expense	8,248	10,569	23,288	27,722
Net income	$13,121	$13,959	$42,073	$38,997
Basic earnings per share	$0.41	$0.44	$1.31	$1.22
Diluted earnings per share	$0.41	$0.44	$1.31	$1.22
Weighted-average shares outstanding:
Basic	31,912,470	31,799,573	31,880,466	31,774,047
Diluted	32,088,233	31,909,808	32,031,295	31,855,024

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$13,121	$13,959	$42,073	$38,997
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during period	(2,629)	5,064	13,518	9,066
Less: reclassification adjustment for net gain included in net income	(46)	(2,048)	(46)	(6,144)
Unrealized loss on interest-only strip of servicing assets	—	(7)	(9)	(7)
Income tax benefit (expense) related to items of other comprehensive income	1,109	(1,274)	(5,593)	(1,220)
Other comprehensive (loss) income, net of tax	(1,566)	1,735	7,870	1,695
Comprehensive income	$11,555	$15,694	$49,943	$40,692

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Retained Earnings	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at January 1, 2015	32,488,097	(577,894)	31,910,203	$257	$554,904	$463	$(32,379)	$(69,858)	$453,387
Stock options exercised	39,766	—	39,766	—	531	—	—	—	531
Restricted stock awards, net of forfeitures	39,423	—	39,423	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,681	—	—	—	1,681
Restricted stock surrendered due to employee tax liability	—	(12,185)	(12,185)	—	—	—	—	(293)	(293)
Cash dividends declared	—	—	—	—	—	—	(10,549)	—	(10,549)
Net income	—	—	—	—	—	—	38,997	—	38,997
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	—	1,695	—	—	1,695
Balance at September 30, 2015	32,567,286	(590,079)	31,977,207	$257	$557,116	$2,158	$(3,931)	$(70,151)	$485,449

Balance at January 1, 2016	32,566,522	(592,163)	31,974,359	$257	$557,761	$(315)	$6,422	$(70,207)	$493,918
Correction of accounting for the 2011 1-for-8 stock split	—	—	—	(224)	224	—	—	—	—
Stock options exercised	42,584	—	42,584	—	592	—	—	—	592
Restricted stock awards, net of forfeitures	256,287	—	256,287	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,329	—	—	—	2,329
Restricted stock surrendered due to employee tax liability	—	(20,456)	(20,456)	—	—	—	—	(502)	(502)
Cash dividends declared	—	—	—	—	—	—	(15,082)	—	(15,082)
Net income	—	—	—	—	—	—	42,073	—	42,073
Change in unrealized gain on securities available for sale and unrealized loss on interest-only strip of servicing assets, net of income taxes	—	—	—	—	—	7,870	—	—	7,870
Balance at September 30, 2016	32,865,393	(612,619)	32,252,774	$33	$560,906	$7,555	$33,413	$(70,709)	$531,198
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$42,073	$38,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,848	15,187
Share-based compensation expense	2,329	1,681
Negative provision for loan losses	(4,490)	(7,779)
Gain on sales of securities	(46)	(6,144)
Gain on sales of SBA loans	(4,247)	(4,878)
Gain on sale of premises and equipment	(1,053)	(137)
Disposition gains on PCI loans	(3,411)	(8,027)
Valuation adjustment on OREO	721	(27)
Origination of SBA loans held for sale	(60,248)	(59,273)
Proceeds from sales of SBA loans	61,494	66,157
Change in accrued interest receivable	(659)	1,027
Change in bank-owned life insurance	(809)	(524)
Change in prepaid expenses and other assets	3,791	2,042
Change in income tax asset	1,436	12,304
Change in accrued interest payable	(733)	(465)
Change in FDIC loss sharing liability	412	(901)
Change in accrued expenses and other liabilities	(10,533)	(12,669)
Net cash provided by operating activities	36,875	36,571
Cash flows from investing activities:
Proceeds from redemption of FHLB stock	—	1,195
Proceeds from redemption of FRB stock	14,423	—
Proceeds from matured, called and repayment of securities	98,771	94,108
Proceeds from sales of securities available for sale	78,282	352,224
Proceeds from sales of OREO	2,306	7,532
Proceeds from sales of loans	—	360
Proceeds from bank-owned life insurance	—	1,323
Change in loans receivable, excluding purchases	(229,063)	(154,892)
Purchases of securities	(19,992)	(111,864)
Purchases of premises and equipment	982	(1,169)
Purchases of loans receivable	(143,189)	(100,763)
Purchases of FRB stock	(325)	(1,825)
Net cash (used in) provided by investing activities	(197,805)	86,229
Cash flows from financing activities:
Change in deposits	261,231	(38,052)
Change in overnight FHLB borrowings	(115,000)	—
Redemption of rescinded stock obligation	—	(933)
Proceeds from exercise of stock options	592	531
Cash paid for treasury shares acquired in respect of share-based compensation	(502)	(293)
Cash dividends paid	(19,558)	(7,031)
Net cash provided by (used in) financing activities	126,763	(45,778)
Net (decrease) increase in cash and cash equivalents	(34,167)	77,022
Cash and cash equivalents at beginning of year	164,364	158,320
Cash and cash equivalents at end of period	$130,197	$235,342

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,759	$12,443
Income taxes	$21,654	$13,528
Non-cash activities:
Transfer of loans receivable to OREO	$4,318	$5,056
Transfer of loans receivable to loans held for sale	$—	$360
Due from broker on sale of securities	$—	$57,800
Income tax (expense) benefit related to items in other comprehensive income	$(5,593)	$(1,220)
Change in unrealized gain in accumulated other comprehensive income	$(13,518)	$(9,059)
Cash dividends declared	$(15,082)	$(10,549)
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
Note 1 — Organization and Basis of Presentation

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is a bank holding company whose subsidiary is Hanmi Bank (the “Bank”). Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through operation of the Bank. Effective July 19, 2016, the Bank voluntarily withdrew from the Federal Reserve System ("Federal Reserve"). As a result, the Bank became a state non-member bank and will be regulated by the California Department of Business Oversight and the FDIC. During the third quarter in 2016, the Federal Reserve canceled the Bank's holdings of Federal Reserve stock for $14.4 million in cash.

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended September 30, 2016, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report on Form 10-K”).

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

Certain prior period amounts have been reclassified to conform to current period presentation. Descriptions of our significant accounting policies are included in Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our 2015 Annual Report on Form 10-K.

Note 2 — Securities

The following is a summary of securities available for sale as of September 30, 2016 and December 31, 2015:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
September 30, 2016
Mortgage-backed securities (1) (2)	$239,569	$3,778	$102	$243,245
Collateralized mortgage obligations (1)	84,277	174	238	84,213
U.S. government agency securities	7,499	20	—	7,519
SBA loan pool securities	4,585	—	40	4,545
Municipal bonds-tax exempt	160,371	6,865	—	167,236
Municipal bonds-taxable	13,434	491	—	13,925
Corporate bonds	5,012	—	1	5,011
U.S. treasury securities	157	1	—	158
Mutual funds	22,916	280	87	23,109
Total securities available for sale	$537,820	$11,609	$468	$548,961

December 31, 2015
Mortgage-backed securities (1) (2)	$286,450	$392	$2,461	$284,381
Collateralized mortgage obligations (1)	97,904	79	997	96,986
U.S. government agency securities	48,478	—	656	47,822
SBA loan pool securities	63,670	7	411	63,266
Municipal bonds-tax exempt	162,101	1,820	19	163,902
Municipal bonds-taxable	13,932	189	88	14,033
Corporate bonds	5,017	—	24	4,993
U.S. treasury securities	159	1	—	160
Mutual funds	22,916	—	163	22,753
Total securities available for sale	$700,627	$2,488	$4,819	$698,296

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Include securities collateralized by home equity conversion mortgages with total estimated fair value of $54.5 million and $58.6 million as of September 30, 2016 and December 31, 2015, respectively.

The amortized cost and estimated fair value of securities as of September 30, 2016, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. Mutual funds do not have contractual maturities. However, they are included in the table shown below as over ten years since the Company intends to hold these securities for at least this duration. All other securities are included based on their contractual maturities.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(in thousands)
Within one year	$1	$1
Over one year through five years	80,351	80,744
Over five years through ten years	215,587	221,175
Over ten years	241,881	247,041
Total	$537,820	$548,961
Gross unrealized losses on securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of September 30, 2016 and December 31, 2015:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(in thousands, except number of securities)
September 30, 2016
Mortgage-backed securities	$17	$9,799	5	$85	$11,639	3	$102	$21,438	8
Collateralized mortgage obligations	110	34,898	13	127	12,721	7	237	47,619	20
U.S. government agency securities	1	3,000	1	—	—	—	1	3,000	1
SBA loan pool securities	—	—	—	40	4,545	2	40	4,545	2
Corporate bonds	1	5,010	1	—	—	—	1	5,010	1
Mutual funds	—	—	—	87	938	3	87	938	3
Total	$129	$52,707	20	$339	$29,843	15	$468	$82,550	35

December 31, 2015
Mortgage-backed securities	$1,734	$193,931	52	$727	$21,659	9	$2,461	$215,590	61
Collateralized mortgage obligations	335	48,970	18	662	32,964	13	997	81,934	31
U.S. government agency securities	201	23,289	8	455	24,533	8	656	47,822	16
SBA loan pool securities	161	50,499	12	250	7,036	3	411	57,535	15
Municipal bonds-tax exempt	19	8,922	6	—	—	—	19	8,922	6
Municipal bonds-taxable	88	7,106	4	—	—	—	88	7,106	4
Corporate bonds	24	4,994	1	—	—	—	24	4,994	1
Mutual funds	66	21,820	3	97	928	3	163	22,748	6
Total	$2,628	$359,531	104	$2,191	$87,120	36	$4,819	$446,651	140

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2016 and December 31, 2015 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of September 30, 2016 and December 31, 2015. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

The Company does not intend to sell these securities and it is more likely than not that we will not be required to sell the securities before the recovery of their amortized cost basis. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of September 30, 2016 and December 31, 2015 were not other-than-temporarily impaired, and therefore, no impairment charges as of September 30, 2016 and December 31, 2015 were warranted.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Gross realized gains on sales of securities	$396	$2,048	$396	$6,310
Gross realized losses on sales of securities	(350)	—	(350)	(166)
Net realized gains on sales of securities	$46	$2,048	$46	$6,144
Proceeds from sales of securities	$78,282	$44,782	$78,282	$352,224

For the three months ended September 30, 2016, there was a $46,000 net gain in earnings resulting from the sale of securities that had previously been recorded as net unrealized gains of $321,000 in comprehensive income. For the three months ended September 30, 2015, there was a $2.0 million net gain in earnings resulting from the sale of securities that had previously been recorded as net unrealized gains of $1.2 million in comprehensive income.

For the nine months ended September 30, 2016, there was a $46,000 net gain in earnings resulting from the sale of securities that had previously been recorded as net unrealized losses of $314,000 in comprehensive income. For the nine months ended September 30, 2015, there was a $6.1 million net gain in earnings resulting from the sale of securities that had previously been recorded as net unrealized gains of $2.0 million in comprehensive income.

Securities available for sale with market values of $108.5 million and $72.0 million as of September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Note 3 — Loans

Loans Receivable, Net

Loans receivable consisted of the following as of the dates indicated:

	September 30, 2016			December 31, 2015
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(in thousands)
Real estate loans:
Commercial property (1)
Retail	$819,604	$2,470	$822,074	$735,501	$4,849	$740,350
Hospitality	618,355	3,925	622,280	539,345	4,080	543,425
Gas station	271,552	2,833	274,385	319,363	4,292	323,655
Other (2)	1,088,687	5,147	1,093,834	973,243	5,418	978,661
Construction	67,439	—	67,439	23,387	—	23,387
Residential property	329,695	980	330,675	234,879	1,157	236,036
Total real estate loans	3,195,332	15,355	3,210,687	2,825,718	19,796	2,845,514
Commercial and industrial loans:
Commercial term	144,754	135	144,889	152,602	171	152,773
Commercial lines of credit	145,738	—	145,738	128,224	—	128,224
International loans	29,029	—	29,029	31,879	—	31,879
Total commercial and industrial loans	319,521	135	319,656	312,705	171	312,876
Consumer loans (3)	22,266	50	22,316	24,879	47	24,926
Loans receivable	3,537,119	15,540	3,552,659	3,163,302	20,014	3,183,316
Allowance for loans losses	(33,439)	(5,533)	(38,972)	(37,494)	(5,441)	(42,935)
Loans receivable, net	$3,503,680	$10,007	$3,513,687	$3,125,808	$14,573	$3,140,381

(1)	Includes owner-occupied property loans of $715.9 million and $737.5 million as of September 30, 2016 and December 31, 2015, respectively.

(2)
Includes, among other property types, mixed-use, apartment, office, industrial, faith-based facilities and warehouse; the remaining real estate categories represent less than one percent of the Bank's total loans.

(3)	Consumer loans include home equity lines of credit of $19.3 million and $21.8 million as of September 30, 2016 and December 31, 2015, respectively.

Accrued interest on loans receivable was $7.5 million and $7.9 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, loans receivable of $1.0 billion and $557.7 million, respectively, were pledged to secure borrowing facilities from the FHLB and the FRB's discount window.

Loans Held for Sale

The following table includes the activity for loans held for sale (excluding PCI loans) by portfolio segment for the three months ended September 30, 2016 and 2015:

	Real Estate	Commercial and Industrial	Total Non-PCI
	(in thousands)
September 30, 2016
Loans held for sale, at beginning of period	$9,293	$3,540	$12,833
Originations	11,272	6,417	17,689
Sales	(15,968)	(8,122)	(24,090)
Principal payoffs and amortization	(2)	(5)	(7)
Loans held for sale, at end of period	$4,595	$1,830	$6,425

September 30, 2015
Loans held for sale, at beginning of period	$2,067	$2,091	$4,158
Originations	13,867	7,464	21,331
Sales	(12,199)	(8,408)	(20,607)
Principal payoffs and amortization	(3)	(8)	(11)
Loans held for sale, at end of period	$3,732	$1,139	$4,871

The following table includes the activity for loans held for sale (excluding PCI loans) by portfolio segment for the nine months ended September 30, 2016 and 2015:

	Real Estate	Commercial and Industrial	Total Non-PCI
	(in thousands)
September 30, 2016
Loans held for sale, at beginning of period	$840	$2,034	$2,874
Originations	40,120	20,128	60,248
Sales	(36,361)	(20,304)	(56,665)
Principal payoffs and amortization	(4)	(28)	(32)
Loans held for sale, at end of period	$4,595	$1,830	$6,425

September 30, 2015
Loans held for sale, at beginning of period	$3,323	$2,128	$5,451
Originations	37,601	21,672	59,273
Reclassification from loans receivable	360	—	360
Sales	(37,534)	(22,616)	(60,150)
Principal payoffs and amortization	(18)	(45)	(63)
Loans held for sale, at end of period	$3,732	$1,139	$4,871

Allowance for Loan Losses

Activity in the allowance for loan losses was as follows for the periods indicated:

	As of and for the Three Months Ended
	September 30, 2016			September 30, 2015
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(in thousands)
Allowance for loan losses:
Balance at beginning of period	$34,259	$5,448	$39,707	$49,468	$1,352	$50,820
Charge-offs	(111)	(5)	(116)	(1,748)	—	(1,748)
Recoveries on loans previously charged off	831	—	831	992	—	992
Net loan (charge-offs) recoveries	720	(5)	715	(756)	—	(756)
(Negative provision) provision	(1,540)	90	(1,450)	(5,490)	1,786	(3,704)
Balance at end of period	$33,439	$5,533	$38,972	$43,222	$3,138	$46,360

	As of and for the Nine Months Ended
	September 30, 2016			September 30, 2015
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(in thousands)
Allowance for loan losses:
Balance at beginning of period	$37,494	$5,441	$42,935	$51,640	$1,026	$52,666
Charge-offs	(1,410)	(142)	(1,552)	(3,004)	—	(3,004)
Recoveries on loans previously charged off	2,079	—	2,079	4,477	—	4,477
Net loan (charge-offs) recoveries	669	(142)	527	1,473	—	1,473
(Negative provision) provision	(4,724)	234	(4,490)	(9,891)	2,112	(7,779)
Balance at end of period	$33,439	$5,533	$38,972	$43,222	$3,138	$46,360

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

The following table details the information on the allowance for loan losses by portfolio segment as of and for the three months ended September 30, 2016 and 2015:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(in thousands)
September 30, 2016
Allowance for loan losses on Non-PCI loans:
Beginning balance	$28,116	$5,502	$242	$399	$34,259
Charge-offs	(18)	(93)	—	—	(111)
Recoveries on loans previously charged off	337	494	—	—	831
Negative provision	(479)	(622)	(40)	(399)	(1,540)
Ending balance	$27,956	$5,281	$202	$—	$33,439
Ending balance: individually evaluated for impairment	$2,723	$495	$—	$—	$3,218
Ending balance: collectively evaluated for impairment	$25,233	$4,786	$202	$—	$30,221
Non-PCI loans receivable:
Ending balance	$3,195,332	$319,521	$22,266	$—	$3,537,119
Ending balance: individually evaluated for impairment	$18,522	$4,705	$680	$—	$23,907
Ending balance: collectively evaluated for impairment	$3,176,810	$314,816	$21,586	$—	$3,513,212
Allowance for loan losses on PCI loans:
Beginning balance	$5,400	$41	$7	$—	$5,448
Charge-offs	(5)	—	—	—	(5)
Provision	89	1	—	—	90
Ending balance: acquired with deteriorated credit quality	$5,484	$42	$7	$—	$5,533

PCI loans receivable	$15,355	$135	$50	$—	$15,540

September 30, 2015
Allowance for loan losses on Non-PCI loans:
Beginning balance	$39,898	$8,245	$172	$1,153	$49,468
Charge-offs	(334)	(1,414)	—	—	(1,748)
Recoveries on loans previously charged off	745	244	3	—	992
(Negative provision) provision	(5,867)	700	(78)	(245)	(5,490)
Ending balance	$34,442	$7,775	$97	$908	$43,222
Ending balance: individually evaluated for impairment	$3,500	$846	$—	$—	$4,346
Ending balance: collectively evaluated for impairment	$30,942	$6,929	$97	$908	$38,876
Non-PCI loans receivable:
Ending balance	$2,714,645	$280,591	$24,691	$—	$3,019,927
Ending balance: individually evaluated for impairment	$28,372	$7,851	$1,689	$—	$37,912
Ending balance: collectively evaluated for impairment	$2,686,273	$272,740	$23,002	$—	$2,982,015
Allowance for loan losses on PCI loans:
Beginning balance	$1,289	$63	$—	$—	$1,352
Provision (negative provision)	1,830	(46)	2	—	1,786
Ending balance: acquired with deteriorated credit quality	$3,119	$17	$2	$—	$3,138

PCI loans receivable	$24,909	$193	$43	$—	$25,145

The following table details the information on the allowance for loan losses by portfolio segment as of and for the nine months ended September 30, 2016 and 2015:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(in thousands)
September 30, 2016
Allowance for loan losses on Non-PCI loans:
Beginning balance	$29,800	$7,081	$242	$371	$37,494
Charge-offs	(709)	(701)	—	—	(1,410)
Recoveries on loans previously charged off	527	1,499	53	—	2,079
Negative provision	(1,662)	(2,598)	(93)	(371)	(4,724)
Ending balance	$27,956	$5,281	$202	$—	$33,439
Ending balance: individually evaluated for impairment	$2,723	$495	$—	$—	$3,218
Ending balance: collectively evaluated for impairment	$25,233	$4,786	$202	$—	$30,221
Non-PCI loans receivable:
Ending balance	$3,195,332	$319,521	$22,266	$—	$3,537,119
Ending balance: individually evaluated for impairment	$18,522	$4,705	$680	$—	$23,907
Ending balance: collectively evaluated for impairment	$3,176,810	$314,816	$21,586	$—	$3,513,212
Allowance for loan losses on PCI loans:
Beginning balance	$5,397	$42	$2	$—	$5,441
Charge-offs	(142)	—	—	—	(142)
Provision	229	—	5	—	234
Ending balance: acquired with deteriorated credit quality	$5,484	$42	$7	$—	$5,533

PCI loans receivable	$15,355	$135	$50	$—	$15,540

September 30, 2015
Allowance for loan losses on Non-PCI loans:
Beginning balance	$41,194	$9,142	$220	$1,084	$51,640
Charge-offs	(435)	(2,569)	—	—	(3,004)
Recoveries on loans previously charged off	2,040	2,434	3	—	4,477
Negative provision	(8,357)	(1,232)	(126)	(176)	(9,891)
Ending balance	$34,442	$7,775	$97	$908	$43,222
Ending balance: individually evaluated for impairment	$3,500	$846	$—	$—	$4,346
Ending balance: collectively evaluated for impairment	$30,942	$6,929	$97	$908	$38,876
Non-PCI loans receivable:
Ending balance	$2,714,645	$280,591	$24,691	$—	$3,019,927
Ending balance: individually evaluated for impairment	$28,372	$7,851	$1,689	$—	$37,912
Ending balance: collectively evaluated for impairment	$2,686,273	$272,740	$23,002	$—	$2,982,015
Allowance for loan losses on PCI loans:
Beginning balance	$895	$131	$—	$—	$1,026
Provision (negative provision)	2,224	(114)	2	—	2,112
Ending balance: acquired with deteriorated credit quality	$3,119	$17	$2	$—	$3,138

PCI loans receivable	$24,909	$193	$43	$—	$25,145

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
Pass and Pass-Watch: Pass and pass-watch loans, grades 0-4, are in compliance in all respects with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weaknesses as defined under Special Mention, Substandard or Doubtful. This category is the strongest level of the Bank’s loan grading system. It incorporates all performing loans with no credit weaknesses. It includes cash and stock/security secured loans or other investment grade loans.
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
Loss: A loan classified as loss, grade 8, is considered uncollectible and of such little value that its continuance as an active bank asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be possible in the future. Loans classified as loss are charged off in a timely manner.

Under regulatory guidance, loans graded special mention or worse are considered criticized loans and loans graded substandard or worse are considered classified loans.

     As of September 30, 2016 and December 31, 2015, pass/pass-watch, special mention and classified loans (excluding PCI loans), disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total
	(in thousands)
September 30, 2016
Real estate loans:
Commercial property
Retail	$811,506	$3,608	$4,490	$819,604
Hospitality	597,533	4,811	16,011	618,355
Gas station	263,947	1,917	5,688	271,552
Other	1,080,597	1,701	6,389	1,088,687
Construction	67,439	—	—	67,439
Residential property	329,159	—	536	329,695
Commercial and industrial loans:
Commercial term	139,999	1,980	2,775	144,754
Commercial lines of credit	145,535	195	8	145,738
International loans	26,649	2,380	—	29,029
Consumer loans	21,309	—	957	22,266
Total Non-PCI loans	$3,483,673	$16,592	$36,854	$3,537,119

December 31, 2015
Real estate loans:
Commercial property
Retail	$722,483	$9,519	$3,499	$735,501
Hospitality	517,462	9,604	12,279	539,345
Gas station	309,598	5,897	3,868	319,363
Other	953,839	8,662	10,742	973,243
Construction	23,387	—	—	23,387
Residential property	232,862	58	1,959	234,879
Commercial and industrial loans:
Commercial term	145,773	2,370	4,459	152,602
Commercial lines of credit	127,579	195	450	128,224
International loans	29,719	2,160	—	31,879
Consumer loans	22,707	91	2,081	24,879
Total Non-PCI loans	$3,085,409	$38,556	$39,337	$3,163,302

The following is an aging analysis of loans (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
	(in thousands)
September 30, 2016
Real estate loans:
Commercial property
Retail	$300	$—	$223	$523	$819,081	$819,604
Hospitality	489	47	1,607	2,143	616,212	618,355
Gas station	—	662	3,433	4,095	267,457	271,552
Other	(1)	627	1,236	1,862	1,086,825	1,088,687
Construction	—	—	—	—	67,439	67,439
Residential property	—	—	101	101	329,594	329,695
Commercial and industrial loans:
Commercial term	617	18	246	881	143,873	144,754
Commercial lines of credit	176	—	8	184	145,554	145,738
International loans	—	—	—	—	29,029	29,029
Consumer loans	90	92	—	182	22,084	22,266
Total Non-PCI loans	$1,671	$1,446	$6,854	$9,971	$3,527,148	$3,537,119

December 31, 2015
Real estate loans:
Commercial property
Retail	$441	$343	$399	$1,183	$734,318	$735,501
Hospitality	1,250	49	3,840	5,139	534,206	539,345
Gas station	959	406	1,517	2,882	316,481	319,363
Other	1,144	661	1,636	3,441	969,802	973,243
Construction	—	—	—	—	23,387	23,387
Residential property	—	—	396	396	234,483	234,879
Commercial and industrial loans:
Commercial term	420	253	458	1,131	151,471	152,602
Commercial lines of credit	58	—	392	450	127,774	128,224
International loans	—	497	—	497	31,382	31,879
Consumer loans	250	5	—	255	24,624	24,879
Total Non-PCI loans	$4,522	$2,214	$8,638	$15,374	$3,147,928	$3,163,302

There were no loans that were 90 days or more past due and accruing interest as of September 30, 2016 and 2015.

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
	(in thousands)
September 30, 2016
Real estate loans:
Commercial property
Retail	$1,976	$2,028	$1,813	$163	$4
Hospitality	3,060	3,595	2,794	266	2,542
Gas station	4,496	5,144	4,496	—	—
Other	6,491	7,203	5,790	701	177
Residential property	2,499	2,550	2,499	—	—
Commercial and industrial loans:
Commercial term	4,697	4,767	1,246	3,451	495
Commercial lines of credit	8	112	8	—	—
Consumer loans	680	746	680	—	—
Total Non-PCI loans	$23,907	$26,145	$19,326	$4,581	$3,218

December 31, 2015
Real estate loans:
Commercial property
Retail	$2,597	$2,892	$2,435	$162	$27
Hospitality	7,168	7,538	2,873	4,295	3,068
Gas station	5,393	5,815	4,400	993	112
Other	9,288	10,810	7,219	2,069	647
Residential property	2,895	3,081	2,608	287	4
Commercial and industrial loans:
Commercial term	5,257	5,621	1,858	3,399	457
Commercial lines of credit	381	493	280	101	100
International loans	1,215	1,215	647	568	30
Consumer loans	1,665	1,898	1,665	—	—
Total Non-PCI loans	$35,859	$39,363	$23,985	$11,874	$4,445

	Three Months Ended		Nine Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
September 30, 2016
Real estate loans:
Commercial property
Retail	$1,985	$31	$2,430	$117
Hospitality	3,222	66	4,429	367
Gas station	4,557	134	4,772	395
Other	6,541	138	7,438	533
Residential property	2,512	28	2,606	85
Commercial and industrial loans:
Commercial term	4,792	71	5,032	235
Commercial lines of credit	15	3	29	12
International loans	—	—	420	—
Consumer loans	682	7	688	22
Total Non-PCI loans	$24,306	$478	$27,844	$1,766

September 30, 2015
Real estate loans:
Commercial property
Retail	$2,635	$46	$4,301	$244
Hospitality	6,151	143	6,517	443
Gas station	6,298	117	7,668	399
Other	9,967	202	10,505	606
Residential property	2,655	28	2,815	88
Commercial and industrial loans:
Commercial term	5,918	86	7,062	282
Commercial lines of credit	901	4	1,804	40
International loans	1,236	—	1,259	—
Consumer loans	1,695	17	1,779	51
Total Non-PCI loans	$37,456	$643	$43,710	$2,153

The following is a summary of interest foregone on impaired loans (excluding PCI loans) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$695	$1,444	$2,306	$3,361
Less: Interest income recognized on impaired loans	(478)	(643)	(1,766)	(2,153)
Interest foregone on impaired loans	$217	$801	$540	$1,208

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

The following table details nonaccrual loans (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	September 30, 2016	December 31, 2015
	(in thousands)
Real estate loans:
Commercial property
Retail	$397	$946
Hospitality	2,095	5,790
Gas station	4,343	2,774
Other	2,421	4,068
Residential property	244	1,386
Commercial and industrial loans:
Commercial term	1,038	2,193
Commercial lines of credit	8	450
Consumer loans	402	1,511
Total nonaccrual Non-PCI loans	$10,948	$19,118

The following table details nonperforming assets (excluding PCI loans) as of the dates indicated:

	September 30, 2016	December 31, 2015
	(in thousands)
Nonaccrual Non-PCI loans	$10,948	$19,118
Loans 90 days or more past due and still accruing	—	—
Total nonperforming Non-PCI loans	10,948	19,118
OREO	10,971	8,511
Total nonperforming assets	$21,919	$27,629

As of September 30, 2016, OREO consisted of 15 properties with a combined carrying value of $11.0 million. Of the $11.0 million, $5.8 million were OREO acquired in the Central Bancorp Inc. ("CBI") acquisition on August 31, 2014, or were obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date. As of December 31, 2015, OREO consisted of 14 properties with a combined carrying value of $8.5 million, including $7.4 million OREO acquired in the CBI acquisition or obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date.

Troubled Debt Restructurings

The following table details TDRs (excluding PCI loans), disaggregated by concession type and loan type, as of September 30, 2016 and December 31, 2015:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
September 30, 2016
Real estate loans:
Commercial property
Retail	$—	$—	$—	$140	$140	$—	$—	$1,238	$—	$1,238
Hospitality	1,319	—	—	—	1,319	—	—	—	—	—
Gas station	854	—	—	—	854	—	—	—	—	—
Other	394	658	158	—	1,210	2,716	—	296	1,349	4,361
Residential property	—	—	—	—	—	789	—	—	291	1,080
Commercial and industrial loans:
Commercial term	155	6	216	447	824	26	202	2,496	723	3,447
Commercial lines of credit	—	—	—	8	8	—	—	—	—	—
Consumer loans	—	—	—	—	—	250		121	—	371
Total Non-PCI TDR loans	$2,722	$664	$374	$595	$4,355	$3,781	$202	$4,151	$2,363	$10,497

December 31, 2015
Real estate loans:
Commercial property
Retail	$—	$—	$—	$344	$344	$—	$—	$1,227	$—	$1,227
Hospitality	1,216	28	—	—	1,244	414	—	—	—	414
Gas station	959	—	—	—	959	—	—	—	—	—
Other	—	1,301	216	8	1,525	3,537	—	322	1,378	5,237
Residential property	689	—	—	—	689	—	—	—	299	299
Commercial and industrial loans:
Commercial term	45	—	997	679	1,721	40	214	1,673	945	2,872
Commercial lines of credit	222	—	—	58	280	—	—	—	—	—
Consumer loans	—	—	116	—	116	250	—	—	—	250
Total Non-PCI TDR loans	$3,131	$1,329	$1,329	$1,089	$6,878	$4,241	$214	$3,222	$2,622	$10,299

As of September 30, 2016 and December 31, 2015, total TDRs were $14.9 million and $17.2 million, respectively. A debt restructuring is considered a TDR if we grant a concession, that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for three months or more. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. At September 30, 2016 and December 31, 2015, $595,000 and $1.0 million, respectively, of allowance relating to these loans were included in the allowance for loan losses.

The following table details TDRs (excluding PCI loans), disaggregated by loan class, for the three months ended September 30, 2016 and 2015:

	September 30, 2016			September 30, 2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands, except number of loans)
Real estate loans:
Commercial property
Retail (1)	—	$—	$—	1	$1,230	$1,228
Other (2)	—	—	—	1	412	412
Commercial and industrial loans:
Commercial term (3)	1	100	89	5	420	396
Total Non-PCI TDR loans	1	$100	$89	7	$2,062	$2,036

(1)	Includes a modification of $1.2 million through a reduction of principal or accrued interest for the three months ended September 30, 2015.

(2)	Includes a modification of $412,000 through a payment deferral for the three months ended September 30, 2015.

(3)
Includes a modification of $89,000 through a reduction of principal or accrued interest for the three months ended September 30, 2016, and modifications of $31,000 through a reduction of principal or accrued interest, $71,000 through payment deferrals and $293,000 through extensions of maturity for the three months ended September 30, 2015.

The following table details TDRs (excluding PCI loans), disaggregated by loan class, for the nine months ended September 30, 2016 and 2015:

	September 30, 2016			September 30, 2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands, except number of loans)
Real estate loans:
Commercial property
Retail (1)	1	$21	$23	1	$1,248	$1,228
Other (2)	—	—	—	2	731	725
Commercial and industrial loans:
Commercial term (3)	4	335	296	10	1,052	858
Consumer loans (4)	—	—	—	1	250	250
Total Non-PCI TDR loans	5	$356	$319	14	$3,281	$3,061

(1)
Includes a modification of $23,000 through a reduction of principal or accrued interest for the nine months ended September 30, 2016, and a modification of $1.2 million through a reduction of principal or accrued interest for the nine months ended September 30, 2015.

(2)	Includes modifications of $725,000 through a payment deferral for the nine months ended September 30, 2015.

(3)
Includes modifications of $154,000 through payment deferrals, $89,000 through a reduction of principal or accrued interest and $53,000 through an extension of maturity for the nine months ended September 30, 2016, and modifications of $749,000 through extensions of maturity, $38,000 through payment deferrals and $71,000 through a reduction of principal or accrued interest for the nine months ended September 30, 2015.

(4)	Includes a modification of $250,000 through a payment deferral for the nine months ended September 30, 2015.

For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

The following table details TDRs (excluding PCI loans) that defaulted subsequent to the modifications occurring within the previous 12 months, disaggregated by loan class, for the three months ended September 30, 2016 and 2015, respectively:

	September 30, 2016		September 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in thousands, except number of loans)
Real estate loans:
Commercial property
Hospitality	—	$—	1	$466
Commercial and industrial loans:
Commercial term	1	53	—	—
Total Non-PCI TDR loans	1	$53	1	$466

The following table details TDRs (excluding PCI loans) that defaulted subsequent to the modifications occurring within the previous 12 months, disaggregated by loan class, for the nine months ended September 30, 2016 and 2015, respectively:

	September 30, 2016		September 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in thousands, except number of loans)
Real estate loans:
Commercial property
Hospitality	—	$—	1	$466
Commercial and industrial loans:
Commercial term	1	53	—	—
Total Non-PCI TDR loans	1	$53	1	$466

Purchased Credit Impaired Loans

As part of the acquisition of CBI, the Company purchased loans for which there was, at acquisition, evidence of deterioration of credit quality subsequent to origination and it was probable that all contractually required payments would not be collected. Outstanding balance of PCI loans, the undiscounted sum of all amounts including amounts deemed principal, interest, fees and penalties, were $19.6 million and $30.9 million, respectively as of September 30, 2016 and December 31, 2015.
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
The excess of expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield. If estimated cash flows are indeterminable, the recognition of interest income will cease.
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
The following table summarizes the changes in carrying value of PCI loans during the nine months ended September 30, 2016 and 2015:

	Carrying Amount	Accretable Yield
	(in thousands)
Balance at January 1, 2016	$14,573	$(5,944)
Accretion	933	933
Payments received	(6,408)	—
Disposal/transfer to OREO	1,143	—
Change in expected cash flows, net	—	(900)
Provision for credit losses	(234)	—
Balance at September 30, 2016	$10,007	$(5,911)

Balance at January 1, 2015	$43,475	$(11,025)
Accretion	2,462	2,462
Payments received	(26,060)	—
Disposal/transfer to OREO	4,242	—
Change in expected cash flows, net	—	1,349
Provision for credit losses	(2,112)	—
Balance at September 30, 2016	$22,007	$(7,214)

As of September 30, 2016 and December 31, 2015, pass/pass-watch, special mention and classified PCI loans, disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total	Allowance	Total
	(in thousands)
September 30, 2016
Real estate loans:
Commercial property
Retail	$—	$—	$2,470	$2,470	$282	$2,188
Hospitality	179	—	3,746	3,925	52	3,873
Gas station	—	1,164	1,669	2,833	575	2,258
Other	—	—	5,147	5,147	4,495	652
Residential property	980	—	—	980	80	900
Commercial and industrial loans:
Commercial term	—	—	135	135	42	93
Consumer loans	—	—	50	50	7	43
Total PCI loans	$1,159	$1,164	$13,217	$15,540	$5,533	$10,007

December 31, 2015
Real estate loans:
Commercial property
Retail	$—	$—	$4,849	$4,849	$269	$4,580
Hospitality	186	—	3,894	4,080	88	3,992
Gas station	—	176	4,116	4,292	477	3,815
Other	—	—	5,418	5,418	4,412	1,006
Residential property	999	—	158	1,157	151	1,006
Commercial and industrial loans:
Commercial term	—	—	171	171	42	129
Consumer loans	—	—	47	47	2	45
Total PCI loans	$1,185	$176	$18,653	$20,014	$5,441	$14,573

Loans accounted for as PCI are generally considered accruing and performing loans as the accretable discount is accreted to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans are classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of September 30, 2016 and December 31, 2015, we had no PCI loans on nonaccrual status and included in the delinquency table below.

The following table presents a summary of the borrowers' underlying payment status of PCI loans as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Allowance Amount	Total
	(in thousands)
September 30, 2016
Real estate loans:
Commercial property
Retail	$—	$—	$966	$966	$1,504	$2,470	$282	$2,188
Hospitality	—	—	97	97	3,828	3,925	52	3,873
Gas station	—	—	336	336	2,497	2,833	575	2,258
Other	—	—	4,991	4,991	156	5,147	4,495	652
Residential property	—	—	—	—	980	980	80	900
Commercial and industrial loans:
Commercial term	—	—	6	6	129	135	42	93
Consumer loans	—	—	50	50		50	7	43
Total PCI loans	$—	$—	$6,446	$6,446	$9,094	$15,540	$5,533	$10,007

December 31, 2015
Real estate loans:
Commercial property
Retail	$—	$267	$1,109	$1,376	$3,473	$4,849	$269	$4,580
Hospitality	—	9	154	163	3,917	4,080	88	3,992
Gas station	—	—	457	457	3,835	4,292	477	3,815
Other	4	—	4,996	5,000	418	5,418	4,412	1,006
Residential property	—	—	158	158	999	1,157	151	1,006
Commercial and industrial loans:
Commercial term	—	—	4	4	167	171	42	129
Consumer loans	—	—	47	47	—	47	2	45
Total PCI loans	$4	$276	$6,925	$7,205	$12,809	$20,014	$5,441	$14,573

Below is a summary of PCI as of September 30, 2016 and December 31, 2015, respectively:

	Pooled PCI Loans				Non-pooled PCI Loans
	Number of Loans	Number of Pools	Carrying Amount (in thousands)	Percentage of Total	Number of Loans	Carrying Amount (in thousands)	Percentage of Total	Total PCI Loans (in thousands)
September 30, 2016
Real estate loans:
Commercial property	54	7	$13,437	93.5%	1	$938	6.5%	$14,375
Residential property	—	—	—	—%	2	980	100.0%	980
Total real estate loans	54	7	13,437	87.5%	3	1,918	12.5%	15,355
Commercial and industrial loans	6	3	135	100.0%	—	—	—%	135
Consumer loans	1	1	50	100.0%	—	—	—%	50
Total acquired loans	61	11	13,622	87.7%	3	1,918	12.3%	15,540
Allowance for loan losses			(5,169)			(364)		(5,533)
Total carrying amount			$8,453			$1,554		$10,007

	Pooled PCI Loans				Non-pooled PCI Loans
	Number of Loans	Number of Pools	Carrying Amount (in thousands)	Percentage of Total	Number of Loans	Carrying Amount (in thousands)	Percentage of Total	Total PCI Loans (in thousands)
December 31, 2015
Real estate loans:
Commercial property	71	9	$17,644	94.7%	2	$995	5.3%	$18,639
Residential property	2	2	119	10.3%	2	1,038	89.7%	1,157
Total real estate loans	73	11	17,763	89.7%	4	2,033	10.3%	19,796
Commercial and industrial loans	11	3	171	100.0%	—	—	—%	171
Consumer loans	1	1	47	100.0%	—	—	—%	47
Total acquired loans	85	15	17,981	89.8%	4	2,033	10.2%	20,014
Allowance for loan losses			(5,136)			(305)		(5,441)
Total carrying amount			$12,845			$1,728		$14,573

Note 4 — Servicing Assets and Liabilities

The changes in servicing assets and liabilities for the nine months ended September 30, 2016 and 2015 were as follows:

	2016	2015
	(in thousands)
Servicing assets:
Balance at beginning of period	$11,744	$13,773
Addition related to sale of SBA loans	1,452	1,739
Amortization	(2,363)	(3,526)
Balance at end of period	$10,833	$11,986

Servicing liabilities:
Balance at beginning of period	$4,784	$5,971
Amortization	(1,358)	(795)
Balance at end of period	$3,426	$5,176

At September 30, 2016 and 2015, we serviced loans sold to unaffiliated parties in the amounts of $485.1 million and $468.9 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.2 million for each of the three-month periods ended September 30, 2016 and 2015. Servicing fee income was $3.6 million and $3.5 million for nine months ended September 30, 2016 and 2015, respectively. Servicing fee income, net of amortization of servicing assets and liabilities, is included in other operating income in the consolidated statements of income. Net amortization expense was $598,000 and $1.5 million for the three months ended September 30, 2016 and 2015, respectively, and $1.0 million and $2.7 million for nine months ended September 30, 2016 and 2015, respectively.

Note 5 — Income Taxes

The Company’s income tax expense was $8.2 million and $10.6 million for the three months ended September 30, 2016 and 2015, respectively. The effective income tax rate was 38.6 percent and 43.1 percent for the three months ended September 30, 2016 and 2015, respectively. The Company’s income tax expense was $23.3 million and $27.7 million for the nine months ended September 30, 2016 and 2015, respectively. The effective income tax rates were 35.6 percent and 41.6 percent for the nine months ended September 30, 2016 and 2015, respectively. Income tax expense for the nine months ended September 30, 2016 includes a $1.8 million tax benefit recorded as a result of finalization of the Company's 2014 amended income tax returns. Management concluded that no valuation allowance is required for the deferred tax assets as of September 30, 2016.

The Company is subject to examination by various federal and state tax authorities for the years ended December 31, 2008 through 2015. As of September 30, 2016, the Company was subjected to audit or examination by Internal Revenue Service for the 2013 and 2014 tax year and California Franchise Tax Board for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements as a result of the audits.

Note 6 — Debt

FHLB Borrowings

The Bank had $55.0 million and $170.0 million in advances (borrowings) from the FHLB as of September 30, 2016 and December 31, 2015, respectively. The FHLB advances were all overnight borrowings at September 30, 2016 and December 31, 2015. For the three months ended September 30, 2016 and 2015, interest expense on FHLB advances was $179,000 and $1,000, respectively, and the weighted-average interest rate was 0.47 percent and 0.21 percent, respectively. For the nine months ended September 30, 2016 and 2015, interest expense on FHLB advances was $673,000 and $61,000, respectively, and the weighted-average interest rate was 0.44 percent and 0.18 percent, respectively.

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $1.0 billion of loans pledged as collateral with the FHLB, which provides $751.3 million in borrowing capacity, of which $696.3 million remained available at September 30, 2016.

The Bank also has $11.3 million of securities pledged with the FRB, which provides $11.1 million in available borrowing capacity through the Fed Discount Window. There were no outstanding borrowings with the FRB as of September 30, 2016 and December 31, 2015.

Subordinated Debentures
The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of the acquisition of CBI with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures' maturity date of March 15, 2036. CBI formed a trust in 2005 and issued $26.0 million of Trust Preferred Securities (“TPS”) at 6.26 percent fixed rate for the first five years and a variable rate at the 3 month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. The amortization of discount was $67,000 and $46,000 for the three months ended September 30, 2016, and 2015, respectively, and $185,000 and $125,000 for the nine months ended September 30, 2016, and 2015, respectively.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except for share and per share data)
Basic EPS:
Net income	$13,121	$13,959	$42,073	$38,997
Less: income allocated to unvested restricted shares	81	78	258	78
Income allocated to common shares	$13,040	$13,881	$41,815	$38,919
Weighted-average shares for basic EPS	31,912,470	31,799,573	31,880,466	31,774,047
Basic EPS	$0.41	$0.44	$1.31	$1.22

Effect of dilutive securities - options and unvested restricted stock	175,763	110,235	150,829	80,977

Diluted EPS:
Income allocated to common shares	$13,040	$13,881	$41,815	$38,919
Weighted-average shares for diluted EPS	32,088,233	31,909,808	32,031,295	31,855,024
Diluted EPS	$0.41	$0.44	$1.31	$1.22

For the three months ended September 30, 2016 and 2015, stock options of 12,034 and 29,000, respectively, were not included in the computation of diluted EPS because their effect was anti-dilutive. For the nine months ended September 30, 2016 and 2015, stock options of 74,389 and 57,000, respectively, were not included in the computation of diluted EPS because their effect was anti-dilutive.

Note 8 – Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income for the three months ended September 30, 2016 and 2015 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Interest-Only Strip	Tax Benefit (Expense)	Total
	(in thousands)
September 30, 2016
Balance at beginning of period	$13,816	$—	$(4,695)	$9,121
Other comprehensive (loss) income before reclassification	(2,629)	—	1,109	(1,520)
Reclassification from accumulated other comprehensive income	(46)	—	—	(46)
Period change	(2,675)	—	1,109	(1,566)
Balance at end of period	$11,141	$—	$(3,586)	$7,555

September 30, 2015
Balance at beginning of period	$(1,079)	$16	$1,486	$423
Other comprehensive income (loss) before reclassification	5,064	(7)	(1,274)	3,783
Reclassification from accumulated other comprehensive income	(2,048)	—	—	(2,048)
Period change	3,016	(7)	(1,274)	1,735
Balance at end of period	$1,937	$9	$212	$2,158

For the three months ended September 30, 2016, there was $46,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $46,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized gains of $321,000 related to these sold securities had previously been recorded in accumulated other comprehensive income.

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

Activity in accumulated other comprehensive income for the nine months ended September 30, 2016 and 2015 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Interest-Only Strip	Tax Benefit (Expense)	Total
	(in thousands)
September 30, 2016
Balance at beginning of period	$(2,331)	$9	$2,007	$(315)
Other comprehensive income (loss) before reclassification	13,518	(9)	(5,593)	7,916
Reclassification from accumulated other comprehensive income	(46)	—	—	(46)
Period change	13,472	(9)	(5,593)	7,870
Balance at end of period	$11,141	$—	$(3,586)	$7,555

September 30, 2015
Balance at beginning of period	$(985)	$16	$1,432	$463
Other comprehensive income (loss) before reclassification	9,066	(7)	(1,220)	7,839
Reclassification from accumulated other comprehensive income	(6,144)	—	—	(6,144)
Period change	2,922	(7)	(1,220)	1,695
Balance at end of period	$1,937	$9	$212	$2,158

For the nine months ended September 30, 2016, there was a $46,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $46,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized losses of $314,000 related to these sold securities had previously been recorded in accumulated other comprehensive income.

For the nine months ended September 30, 2015, there was a $6.1 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $6.1 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized gains of $2.0 million related to these sold securities had previously been recorded in accumulated other comprehensive income.

Note 9 — Regulatory Matters

Risk-Based Capital

In July 2013, the Board of Governors of the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC approved the Basel III regulatory capital framework and related changes under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The rules also revise the regulatory capital elements, add a new common equity Tier I capital ratio, and increase the minimum Tier I capital ratio requirement. The revisions permit banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. Basel III rules, including certain transitional provisions, became effective January 1, 2015, and its requirements are included in the capital ratios presented in the table shown below.

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

The capital ratios of Hanmi Financial and the Bank as of September 30, 2016 and December 31, 2015 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2016
Total capital (to risk-weighted assets):
Hanmi Financial	$548,644	14.99%	$292,788	8.00%	N/A	N/A
Hanmi Bank	$533,874	14.61%	$292,391	8.00%	$365,489	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$508,181	13.89%	$219,591	6.00%	N/A	N/A
Hanmi Bank	$493,411	13.50%	$219,293	6.00%	$292,391	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$502,648	13.73%	$164,693	4.50%	N/A	N/A
Hanmi Bank	$493,411	13.50%	$164,470	4.50%	$237,568	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$508,181	11.68%	$173,983	4.00%	N/A	N/A
Hanmi Bank	$493,411	11.36%	$173,751	4.00%	$217,188	5.00%

December 31, 2015
Total capital (to risk-weighted assets):
Hanmi Financial	$499,076	14.91%	$267,760	8.00%	N/A	N/A
Hanmi Bank	$496,710	14.86%	$267,377	8.00%	$334,222	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$456,941	13.65%	$200,820	6.00%	N/A	N/A
Hanmi Bank	$454,634	13.60%	$200,533	6.00%	$267,377	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$456,941	13.65%	$150,615	4.50%	N/A	N/A
Hanmi Bank	$454,634	13.60%	$150,400	4.50%	$217,244	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$456,941	11.31%	$161,620	4.00%	N/A	N/A
Hanmi Bank	$454,634	11.27%	$161,399	4.00%	$201,749	5.00%

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

Loans held for sale - Loans held for sale are all SBA loans and carried at the lower of cost or fair value. As of September 30, 2016 and December 31, 2015, we had $6.4 million and $2.9 million SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At September 30, 2016, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Nonperforming loans held for sale - We reclassify certain nonperforming loans as held for sale when we decide to sell those loans. The fair value of nonperforming loans held for sale is generally based upon the quotes, bids or sales contract prices which approximate their fair value. Nonperforming loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of September 30, 2016 and December 31, 2015, we did not have nonperforming loans held for sale, which are measured on a nonrecurring basis with Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2016 and December 31, 2015, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(in thousands)
September 30, 2016
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$243,245	$—	$243,245
Collateralized mortgage obligations	—	84,213	—	84,213
U.S. government agency securities	—	7,519	—	7,519
SBA loan pools securities	—	4,545	—	4,545
Municipal bonds-tax exempt	—	167,236	—	167,236
Municipal bonds-taxable	—	13,925	—	13,925
Corporate bonds	—	5,011	—	5,011
U.S. treasury securities	158	—	—	158
Mutual funds	23,109	—	—	23,109
Total securities available for sale	$23,267	$525,694	$—	$548,961

December 31, 2015
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$284,381	$—	$284,381
Collateralized mortgage obligations	—	96,986	—	96,986
U.S. government agency securities	—	47,822	—	47,822
SBA loan pools securities	—	63,266	—	63,266
Municipal bonds-tax exempt	—	163,902	—	163,902
Municipal bonds-taxable	—	14,033	—	14,033
Corporate bonds	—	4,993	—	4,993
U.S. treasury securities	160	—	—	160
Mutual funds	22,753	—	—	22,753
Total securities available for sale	$22,913	$675,383	$—	$698,296

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of September 30, 2016 and December 31, 2015, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Nine Months Ended September 30, 2016
	(in thousands)
September 30, 2016
Assets:
Impaired loans (excluding PCI loans) (1)	$—	$14,590	$6,099	$—
OREO (2)	$—	$10,971	$—	$—

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Twelve Months Ended December 31, 2015
	(in thousands)
December 31, 2015
Assets:
Impaired loans (excluding PCI loans) (3)	$—	$29,595	$1,044	$2,756
OREO (4)	$—	$8,511	$—	$—

(1)	Consist of real estate loans of $15.8 million, commercial and industrial loans of $4.2 million and consumer loans of $680,000.

(2)	Consist of properties obtained from the foreclosure of commercial property loans of $8.3 million and residential property loans of $2.7 million.

(3)	Consist of real estate loans of $27.9 million, commercial and industrial loans of $1.0 million, and consumer loans of $1.7 million.

(4)	Consist of properties obtained from the foreclosure of commercial property loans of $6.6 million and residential property loans of $1.9 million.

ASC 825, Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured on a recurring basis or non-recurring basis are discussed above.

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

The estimated fair values of financial instruments were as follows:

	September 30, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$130,197	$130,197	$—	$—
Securities available for sale	548,961	23,267	525,694	—
Loans receivable, net of allowance for loan losses	3,513,687	—	—	3,509,856
Loans held for sale	6,425	—	6,425	—
Accrued interest receivable	10,160	10,160	—	—
FHLB stock	16,385	—	16,385	—
Financial liabilities:
Noninterest-bearing deposits	1,231,967	—	1,231,967	—
Interest-bearing deposits	2,539,240	—	—	2,579,750
Borrowings	73,888	—	—	73,888
Accrued interest payable	2,444	2,444	—	—
Off-balance sheet items:
Commitments to extend credit	330,116	—	—	330,116
Standby letters of credit	7,793	—	—	7,793
Commercial letters of credit	3,652	—	—	3,652

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$164,364	$164,364	$—	$—
Securities available for sale	698,296	22,913	675,383	—
Loans receivable, net of allowance for loan losses	3,140,381	—	—	3,127,172
Loans held for sale	2,874	—	2,874	—
Accrued interest receivable	9,501	9,501	—	—
FHLB stock	16,385	—	16,385	—
FRB stock	14,098	—	14,098	—
Financial liabilities:
Noninterest-bearing deposits	1,155,518	—	1,155,518	—
Interest-bearing deposits	2,354,458	—	—	2,329,335
Borrowings	188,703	—	—	188,703
Accrued interest payable	3,177	3,177	—	—
Off-balance sheet items:
Commitments to extend credit	262,680	—	—	262,680
Standby letters of credit	6,839	—	—	6,839
Commercial letters of credit	4,018	—	—	4,018

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

Note 11 — Share-Based Compensation

Share-Based Compensation Expense

The Company adopted Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation, during the three months ended March 31, 2016. Adoption of this ASU did not have a material impact on the Company's financial statements. As a result of adoption of this ASU, excess tax benefits related to the Company's share-based compensation were recognized as income tax expense in the consolidated statement of income during the nine months ended September 30, 2016. For the three months ended September 30, 2016 and 2015, share-based compensation expenses were $787,000 and $658,000, respectively, and net tax benefits recognized from stock option exercises and restricted stock awards were $313,000 and $229,000, respectively. For the nine months ended September 30, 2016 and 2015, share-based compensation expenses were $2.3 million and $1.7 million, respectively, and net tax benefits recognized from stock option exercises and restricted stock awards were $917,000 and $567,000, respectively.

Unrecognized Share-Based Compensation Expense

As of September 30, 2016, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)
Stock option awards	$148	1.0 years
Restricted stock awards	3,755	2.3 years
Total unrecognized share-based compensation expense	$3,903	2.2 years

The table below provides stock option information for the three months ended September 30, 2016:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
				(in thousands)
Options outstanding at beginning of period	450,564	$19.97	7.2 years	$2,727	(1)
Options exercised	(2,375)	$12.54	6.2 years	—
Options expired	(1,875)	$152.24	0.0 years	—
Options outstanding at end of period	446,314	$19.46	6.9 years	$3,952	(2)

Options exercisable at end of period	391,642	$19.14	6.8 years	$3,666	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $23.49 as of June 30, 2016, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $26.34 as of September 30, 2016, over the exercise price, multiplied by the number of options.

The table below provides stock option information for the nine months ended September 30, 2016:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
				(in thousands)
Options outstanding at beginning of period	510,148	$24.38	7.3 years	$3,219	(1)
Options exercised	(42,584)	$13.90	6.1 years	—
Options forfeited	(125)	$144.00	0.0 years	—
Options expired	(21,125)	$148.70	0.0 years	—
Options outstanding at end of period	446,314	$19.46	6.9 years	$3,952	(2)

Options exercisable at end of period	391,642	$19.14	6.8 years	$3,666	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $23.72 as of December 31, 2015, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $26.34 as of September 30, 2016, over the exercise price, multiplied by the number of options.

There were 2,375 and 13,311 stock options exercised during the three months ended September 30, 2016 and 2015, respectively, and 42,584 and 39,766 stock options exercised during the nine months ended September 30, 2016 and 2015, respectively.

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

The table below provides information for restricted stock awards for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	358,871	$16.04	136,795	$20.74
Restricted stock granted	1,345	$24.92	258,288	$14.47
Restricted stock vested	(33,956)	$16.85	(68,156)	$19.68
Restricted stock forfeited	(1,334)	$20.99	(2,001)	$21.41
Restricted stock at end of period	324,926	$15.97	324,926	$15.97

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

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	September 30, 2016	December 31, 2015
	(in thousands)
Commitments to extend credit	$330,116	$262,680
Standby letters of credit	7,793	6,839
Commercial letters of credit	3,652	4,018
Total undisbursed loan commitments	$341,561	$273,537

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Balance at beginning of period	$1,475	$962	$986	$1,366
Provision (negative provision)	16	(406)	505	(810)
Balance at end of period	$1,491	$556	$1,491	$556

Note 13 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. Except for disclosure included in the following paragraph, there have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q for the period ended September 30, 2016, or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of September 30, 2016.

On October 27, 2016, the Bank acquired certain leases of Irvine, California-based Banc of California ("Banc"). As part of the transaction, the Bank acquired $209 million of equipment leases diversified across the U.S. with concentrations in California, Georgia and Texas. An additional $25 million of equipment leases are expected be transferred prior to year-end 2016. The Bank will retain most of Banc's former Commercial Specialty Finance employees and the unit will operate from its headquarters located in Irvine, California, as the Company’s Commercial Equipment Leasing Division.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2016. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended September 30, 2016 (this “Report”).

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

Selected Financial Data

The following table sets forth certain selected financial data for the periods indicated:

	As of or For the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share data)
Summary balance sheets:
Cash and due from banks	$130,197	$235,342	$130,197	$235,342
Securities	548,961	669,340	548,961	669,340
Loans receivable (1)	3,513,687	2,998,712	3,513,687	2,998,712
Assets	4,402,180	4,214,241	4,402,180	4,214,241
Deposits	3,771,207	3,518,694	3,771,207	3,518,694
Liabilities	3,870,982	3,728,792	3,870,982	3,728,792
Stockholders’ equity	531,198	485,449	531,198	485,449
Tangible equity	529,742	483,654	529,742	483,654
Average loans receivable	3,477,428	2,895,336	3,333,419	2,851,895
Average securities	589,832	721,472	643,125	834,862
Average interest-earning assets	4,130,145	3,755,740	4,045,480	3,801,057
Average assets	4,397,703	4,021,642	4,315,062	4,074,537
Average deposits	3,669,419	3,484,648	3,544,389	3,498,393
Average borrowings	171,779	20,556	222,889	64,108
Average interest-bearing liabilities	2,651,505	2,433,718	2,600,851	2,513,859
Average stockholders’ equity	528,581	479,478	515,403	471,218
Average tangible equity	527,072	477,620	513,813	469,267
Per share data:
Earnings per share – basic (2)	$0.41	$0.44	$1.31	$1.22
Earnings per share – diluted (2)	$0.41	$0.44	$1.31	$1.22
Book value per share (3)	$16.47	$15.18	$16.47	$15.18
Tangible book value per share (4)	$16.42	$15.12	$16.42	$15.12
Cash dividends per share	$0.19	$0.11	$0.47	$0.33
Common shares outstanding	32,252,774	31,977,207	32,252,774	31,977,207
Performance ratios:
Return on average assets (5) (6)	1.19%	1.38%	1.30%	1.28%
Return on average stockholders’ equity (5) (7)	9.88%	11.55%	10.90%	11.06%
Return on average tangible equity (5) (8)	9.90%	11.60%	10.94%	11.11%
Net interest margin (9)	3.86%	3.81%	3.95%	3.89%
Net interest margin excluding acquisition accounting (9)	3.75%	3.49%	3.76%	3.40%
Efficiency ratio (10)	58.72%	57.97%	57.47%	59.65%
Efficiency ratio excluding merger and integration costs (10)	58.72%	57.97%	57.47%	58.46%
Dividend payout ratio (11)	46.50%	25.20%	35.83%	26.94%
Average stockholders’ equity to average assets	12.02%	11.92%	11.94%	11.56%

Capital ratios (15):
Total risk-based capital:
Hanmi Financial	14.99%	14.80%	14.99%	14.80%
Hanmi Bank	14.61%	14.74%	14.61%	14.74%
Tier 1 risk-based capital:
Hanmi Financial	13.89%	13.54%	13.89%	13.54%
Hanmi Bank	13.50%	13.48%	13.50%	13.48%
Common equity Tier 1 capital:
Hanmi Financial	13.73%	13.54%	13.73%	13.54%
Hanmi Bank	13.50%	13.48%	13.50%	13.48%
Tier 1 leverage:
Hanmi Financial	11.68%	11.19%	11.68%	11.19%
Hanmi Bank	11.36%	11.14%	11.36%	11.14%
Asset quality ratios:
Nonperforming Non-PCI loans to loans (12)	0.31%	0.79%	0.31%	0.79%
Nonperforming assets to assets (13)	0.50%	0.88%	0.50%	0.88%
Net loan (recoveries) charge-offs to average loans	(0.08)%	0.10%	(0.02)%	(0.07)%
Allowance for loan losses to loans	1.10%	1.52%	1.10%	1.52%
Allowance for loan losses to non-performing Non-PCI loans (12) (14)	305.43%	180.52%	305.43%	180.52%
Acquired loans:
PCI loans, net of discounts	$15,540	$25,145	$15,540	$25,145
Allowance for loan losses on PCI loans	5,533	3,138	5,533	3,138
Non-PCI loans, net of discounts	108,434	179,695	108,434	179,695
Unamortized acquisition discounts on Non-PCI loans	7,087	14,414	7,087	14,414

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
Non-GAAP Financial Measures

The Company calculates certain supplemental financial information determined by methods other than in accordance with U.S. GAAP, including tangible assets, tangible stockholders' equity, tangible book value per share, core interest income and yield, and net interest income and margin excluding acquisition accounting. These non-GAAP measures are used by management in analyzing Hanmi Financial’s capital strength, core loan interest income and yield, and net interest income and margin without the impact of the CBI acquisition.

Tangible equity is calculated by subtracting goodwill and core deposit intangible from stockholders’ equity. Banking and financial institution regulators also exclude goodwill and core deposit intangible from stockholders’ equity when assessing the capital adequacy of a financial institution. Core loan interest income and yield are calculated by subtracting accretion of discount on purchased loans. Net interest income and net interest margin are calculated by adjusting the reported amounts and rates for the impact of the CBI acquisition, including accretion of discount on purchased loans, accretion of time deposit premium and amortization of subordinated debentures discount.

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

Tangible Assets, Tangible Stockholders’ Equity and Tangible Book Value Per Share

The following table reconciles these non-GAAP performance measures to the most comparable GAAP performance measures as of the dates indicated:

	September 30,
	2016	2015
	(in thousands, except per share data)
Total assets	$4,402,180	$4,214,241
Less core deposit intangible, net	(1,456)	(1,795)
Tangible assets	$4,400,724	$4,212,446

Total stockholders’ equity	$531,198	$485,449
Less core deposit intangible, net	(1,456)	(1,795)
Tangible stockholders' equity	$529,742	$483,654

Book value per share	$16.47	$15.18
Effect of core deposit intangible	(0.05)	(0.06)
Tangible book value per share	$16.42	$15.12

Core Loan Yield and Net Interest Margin
The impact of acquisition accounting adjustments on core loan interest income and yield and net interest margin are summarized in the following table:

	Three Months Ended
	September 30, 2016		September 30, 2015
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Core loan interest income and yield	$40,476	4.63%	$34,743	4.76%
Accretion of discount on purchased loans	674	0.08%	1,723	0.24%
As reported	$41,150	4.71%	$36,466	5.00%

Net interest income and net interest margin excluding acquisition accounting (1)	$38,874	3.75%	$32,996	3.49%
Accretion of discount on Non-PCI loans	648	0.06%	1,209	0.13%
Accretion of discount on PCI loans	26	—%	514	0.05%
Accretion of time deposits premium	610	0.06%	1,378	0.14%
Amortization of subordinated debentures discount	(67)	(0.01)%	(46)	—%
Net impact	1,217	0.11%	3,055	0.32%
As reported on a fully taxable equivalent basis	$40,091	3.86%	$36,051	3.81%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

	Nine Months Ended
	September 30, 2016		September 30, 2015
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Core loan interest income and yield	$117,066	4.69%	$101,265	4.75%
Accretion of discount on purchased loans	3,796	0.15%	9,150	0.43%
As reported	$120,862	4.84%	$110,415	5.18%

Net interest income and net interest margin excluding acquisition accounting (1)	$113,710	3.76%	$97,109	3.40%
Accretion of discount on Non-PCI loans	3,396	0.11%	7,326	0.26%
Accretion of discount on PCI loans	400	0.01%	1,824	0.07%
Accretion of time deposits premium	2,343	0.08%	4,488	0.16%
Amortization of subordinated debentures discount	(185)	(0.01)%	(125)	—%
Net impact	5,954	0.19%	13,513	0.49%
As reported on a fully taxable equivalent basis	$119,664	3.95%	$110,622	3.89%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Executive Overview

For the three months ended September 30, 2016, net income was $13.1 million, or $0.41 per diluted share, compared with $14.0 million, or $0.44 per diluted share, for the three months ended September 30, 2015. Net interest income for the 2016 third quarter increased 10.0 percent or $3.6 million from the same period last year principally because of an increase in loans receivable. This increase combined with a $2.3 million decrease in incomes tax expense and a $1.3 million increase in other operating income was offset by a $2.0 million lower gain on sales of securities, a $ 2.2 million lower negative provision for loan losses, and a $3.5 million lower gains on disposition of PCI loans.

For the nine months ended September 30, 2016, net income increased 7.9 percent to $42.1 million, or $1.31 per diluted share, compared with $39.0 million, or $1.22 per diluted share for the same period last year. Net income increased principally because of the increase in net interest income, the decrease in noninterest expenses and a lower effective tax rate. The first nine months of 2016, however, had no material gains from securities sales, a lower negative provision, and lower noninterest income compared with the first nine months of 2015 which, combined, principally offset the increases described above.

Other financial highlights include the following:

•	Loans receivable, before the allowance for loan losses, were $3.55 billion at the end of the third quarter of 2016, up $369.4 million or 11.6 percent, from $3.18 billion at the end of 2015.

•	Noninterest-bearing deposits at September 30, 2016 were $1.23 billion, an increase of $76.4 million or 6.6 percent, from $1.16 billion at December 31, 2015.

•
Asset quality at the end of the third quarter of 2016 improved with non-performing assets of $21.9 million, or 0.50 percent of total assets, compared with $27.6 million, or 0.65 percent of total assets at the end of 2015.

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

	Three Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans receivable (1)	$3,477,428	$41,150	4.71%	$2,895,336	$36,466	5.00%
Securities (2)	589,832	3,210	2.18%	721,472	2,950	1.64%
FRB and FHLB stock	19,207	419	8.73%	29,916	607	8.12%
Interest-bearing deposits in other banks	43,678	55	0.50%	109,016	68	0.25%
Total interest-earning assets	4,130,145	44,834	4.32%	3,755,740	40,091	4.23%
Noninterest-earning assets:
Cash and due from banks	116,779			89,241
Allowance for loan losses	(40,214)			(50,416)
Other assets	190,993			227,077
Total noninterest-earning assets	267,558			265,902
Total assets	$4,397,703			$4,021,642
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$93,852	$19	0.08%	$91,111	$31	0.13%
Money market and savings	1,141,747	1,834	0.64%	860,595	1,112	0.51%
Time deposits	1,244,127	2,505	0.80%	1,461,456	2,738	0.74%
FHLB advances	152,935	179	0.47%	1,902	1	0.21%
Rescinded stock obligation	—	—	—%	15	—	—%
Subordinated debentures	18,844	206	4.35%	18,639	158	3.36%
Total interest-bearing liabilities	2,651,505	4,743	0.71%	2,433,718	4,040	0.66%
Noninterest-bearing liabilities:
Demand deposits: noninterest-bearing	1,189,693			1,071,486
Other liabilities	27,924			36,960
Total noninterest-bearing liabilities	1,217,617			1,108,446
Total liabilities	3,869,122			3,542,164
Stockholders’ equity	528,581			479,478
Total liabilities and stockholders’ equity	$4,397,703			$4,021,642
Net interest income (taxable equivalent)		$40,091			$36,051
Cost of deposits (3)			0.47%			0.44%
Net interest spread (4)			3.61%			3.57%
Net interest margin (5)			3.86%			3.81%

(1)	Loans include LHFS and exclude the allowance for loan losses. Nonaccrual loans are included in the average loan balance.

(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended
	September 30, 2016 vs. September 30, 2015
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable	$6,920	$(2,236)	$4,684
Securities	(607)	867	260
FRB and FHLB stock	(231)	43	(188)
Interest-bearing deposits in other banks	(56)	43	(13)
Total interest and dividend income	$6,026	$(1,283)	$4,743
Interest expense:
Demand: interest-bearing	$1	$(13)	$(12)
Money market and savings	405	317	722
Time deposits	(437)	204	(233)
FHLB advances	175	3	178
Subordinated debentures	2	46	48
Total interest expense	$146	$557	$703
Change in net interest income (taxable equivalent)	$5,880	$(1,840)	$4,040

Interest income, on a taxable equivalent basis, increased $4.7 million, or 11.8 percent, to $44.8 million for the three months ended September 30, 2016 from $40.1 million for the same period in 2015. Interest expense increased $0.7 million or 5.0 percent, to $4.7 million for the three months ended September 30, 2016 from $4.0 million for the same period in 2015. For the three months ended September 30, 2016 and 2015, net interest income, on a taxable equivalent basis, was $40.1 million and $36.1 million, respectively. The increase in net interest income was primarily attributable to the growth in average loans and the change in the mix of interest earning assets with average loans at 84.2 percent of average interest-earning assets for the 2016 third quarter, up from 77.1 percent for the 2015 third quarter, offset by higher rates paid on interest-bearing deposit and increases in other borrowings balances and rates. The net interest spread and net interest margin, on a taxable equivalent basis, for the three months ended September 30, 2016 were 3.61 percent and 3.86 percent, respectively, compared with 3.57 percent and 3.81 percent, respectively, for the same period in 2015. Excluding the effects of acquisition accounting adjustments, net interest margin was 3.75 percent and 3.49 percent for the three months ended September 30, 2016 and 2015, respectively.

Average loans increased $582.1 million, or 20.1 percent, to $3.48 billion for the three months ended September 30, 2016 from $2.90 billion for the same period in 2015. Average securities decreased $131.6 million, or 18.2 percent, to $589.8 million for the three months ended September 30, 2016 from $721.5 million for the same period in 2015. Average interest-earning assets increased $374.4 million, or 10.0 percent, to $4.13 billion for the three months ended September 30, 2016 from $3.76 billion for the same period in 2015. The increase in average loans was due mainly to new loan production. Average interest-bearing liabilities increased $217.8 million, or 8.9 percent, to $2.65 billion for the three months ended September 30, 2016, compared with $2.43 billion for the same period in 2015. The increase in average interest-bearing liabilities resulted primarily from an increase in FHLB advances and growth in money market and savings deposits, offset by a decrease in average time deposits. In addition, average noninterest-bearing demand deposits increased $118.2 million, or 11.0 percent, to $1.19 billion for the 2016 third quarter from $1.07 billion for the 2015 third quarter.

The average yield on loans decreased to 4.71 percent for the three months ended September 30, 2016 from 5.00 percent for the same period in 2015, primarily due to lower loan yields and a decrease in discount accretion on purchased loans. The average yield on securities, on a taxable equivalent basis, increased to 2.18 percent for the three months ended September 30, 2016 from 1.64 percent for the same period in 2015, attributable primarily to increases in tax-exempt municipal securities. The average yield on interest-earning assets, on a taxable equivalent basis, increased 9 basis points to 4.32 percent for the three months ended September 30, 2016 from 4.23 percent for the same period in 2015, due mainly to the higher percentage of loans in the mix of interest-earning assets. The average cost of interest-bearing liabilities increased by 5 basis points to 0.71 percent for the three months ended September 30, 2016 from 0.66 percent for the same period in 2015.

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

	Nine Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans receivable (1)	$3,333,419	$120,862	4.84%	$2,851,895	$110,415	5.18%
Securities (2)	643,125	10,136	2.10%	834,862	9,824	1.57%
FRB and FHLB stock	26,809	1,540	7.66%	29,903	2,205	9.83%
Interest-bearing deposits in other banks	42,127	152	0.48%	84,397	156	0.25%
Total interest-earning assets	4,045,480	132,690	4.38%	3,801,057	122,600	4.31%
Noninterest-earning assets:
Cash and due from banks	115,235			88,313
Allowance for loan losses	(41,401)			(52,287)
Other assets	195,748			237,454
Total noninterest-earning assets	269,582			273,480
Total assets	$4,315,062			$4,074,537
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$95,264	$56	0.08%	$89,286	$89	0.13%
Money market and savings	996,578	4,130	0.55%	834,418	3,087	0.49%
Time deposits	1,286,120	7,583	0.79%	1,526,047	8,287	0.73%
FHLB advances	204,106	673	0.44%	45,311	61	0.18%
Rescinded stock obligation	—	—	—%	199	—	—%
Subordinated debentures	18,783	584	4.15%	18,598	454	3.26%
Total interest-bearing liabilities	2,600,851	13,026	0.67%	2,513,859	11,978	0.64%
Noninterest-bearing liabilities:
Demand deposits: noninterest-bearing	1,166,427			1,048,642
Other liabilities	32,381			40,818
Total noninterest-bearing liabilities	1,198,808			1,089,460
Total liabilities	3,799,659			3,603,319
Stockholders’ equity	515,403			471,218
Total liabilities and stockholders’ equity	$4,315,062			$4,074,537
Net interest income (taxable equivalent)		$119,664			$110,622
Cost of deposits (3)			0.44%			0.44%
Net interest spread (4)			3.71%			3.67%
Net interest margin (5)			3.95%			3.89%

(1)	Loans include LHFS and exclude the allowance for loan losses. Nonaccrual loans are included in the average loan balance.

(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Nine Months Ended
	September 30, 2016 vs. September 30, 2015
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable	$18,005	$(7,558)	$10,447
Securities	(2,563)	2,876	313
FRB and FHLB stock	(212)	(453)	(665)
Interest-bearing deposits in other banks	(104)	100	(4)
Total interest and dividend income	$15,126	$(5,035)	$10,091
Interest expense:
Demand: interest-bearing	$(2)	$(31)	$(33)
Money market and savings	640	403	1,043
Time deposits	(765)	61	(704)
FHLB advances	433	179	612
Subordinated debentures	6	124	130
Total interest expense	$312	$736	$1,048
Change in net interest income (taxable equivalent)	$14,814	$(5,771)	$9,043

Interest income, on a taxable equivalent basis, increased $10.1 million, or 8.2 percent, to $132.7 million for the nine months ended September 30, 2016 from $122.6 million for the same period in 2015. Interest expense increased $1.0 million or 8.8 percent, to $13.0 million for the nine months ended September 30, 2016 from $12.0 million for the same period in 2015. For the nine months ended September 30, 2016 and 2015, net interest income, on a taxable equivalent basis, was $119.7 million and $110.6 million, respectively. The increase in net interest income was primarily attributable to the growth in average loans and the higher percentage of loans in the mix of interest-earning assets. Average loans were 82.4 percent of average interest-earning assets for 2016 third quarter, up from 75.0 percent for the 2015 third quarter. The net interest spread and net interest margin, on a taxable equivalent basis, for the nine months ended September 30, 2016 were 3.71 percent and 3.95 percent, respectively, compared with 3.67 percent and 3.89 percent, respectively, for the same period in 2015. Excluding the effects of acquisition accounting adjustments, net interest margin was 3.76 percent and 3.40 percent for the nine months ended September 30, 2016 and 2015, respectively.

Average loans increased $481.5 million, or 16.9 percent, to $3.33 billion for the nine months ended September 30, 2016 from $2.85 billion for the same period in 2015. Average securities decreased $191.7 million, or 23.0 percent, to $643.1 million for the nine months ended September 30, 2016 from $834.9 million for the same period in 2015. Average interest-earning assets increased $244.4 million, or 6.4 percent, to $4.05 billion for the nine months ended September 30, 2016 from $3.80 billion for the same period in 2015. The increase in average loans was due mainly to new loan production. Average interest-bearing liabilities increased $87.0 million, or 3.5 percent, to $2.60 billion for the nine months ended September 30, 2016, compared to $2.51 billion for the same period in 2015. The increase in average interest-bearing liabilities resulted primarily from an increase in FHLB advances and growth in money market and savings deposits, offset by a decrease in average time deposits. In addition, average noninterest-bearing demand deposits increased $117.8 million, or 11.2 percent, to $1.17 billion for the 2016 third quarter from $1.05 billion for the 2015 third quarter.

The average yield on loans decreased to 4.84 percent for the nine months ended September 30, 2016 from 5.18 percent for the same period in 2015, primarily due to lower loan yields and a decrease in discount accretion on purchased loans. The average yield on securities, on a taxable equivalent basis, increased to 2.10 percent for the nine months ended September 30, 2016 from 1.57 percent for the same period in 2015, attributable primarily to increases in tax-exempt municipal securities. The average yield on interest-earning assets, on a taxable equivalent basis, increased 6 basis points to 4.38 percent for the nine months ended September 30, 2016 from 4.31 percent for the same period in 2015, due mainly to the higher percentage of loans in the mix of interest-earning assets. The average cost of interest-bearing liabilities increased by 3 basis points to 0.67 percent for the nine months ended September 30, 2016 from 0.64 percent for the same period in 2015. The increase was due to increases in the cost of borrowings.

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

The negative provision for loan losses was $1.5 million for the third quarter of 2016, including a $90,000 positive provision for losses on PCI loans. For the same period in 2015, the negative provision for loans losses was $3.7 million, which included a $1.7 million positive provision for losses on PCI loans. The charge to other noninterest expense for losses on off-balance sheet items was $16,000 for the three months ended September 30, 2016 compared to a credit of $0.4 million for the same period in 2015.

The negative provision for loan losses was $4.5 million for the first nine months of 2016, which included a $0.2 million positive provision for losses on PCI loans. For the first nine months of 2015, the negative provision for loans losses was $7.8 million, which included a $2.1 million positive provision for losses on PCI loans. The charge to other noninterest expense for losses on off-balance sheet items was $0.5 million for the first nine months of 2016 compared to a credit of $0.8 million for the same period in 2015.

See also “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items" for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$2,883	$3,378	$(495)	(14.7)%
Trade finance and other service charges and fees	992	1,115	(123)	(11.0)%
Other operating income	2,348	1,065	1,283	120.5%
Subtotal service charges, fees and other income	6,223	5,558	665	12.0%
Gain on sale of SBA loans	1,616	1,621	(5)	(0.3)%
Disposition gains on PCI loans	789	4,334	(3,545)	(81.8)%
Net gain on sales of securities	46	2,048	(2,002)	(97.8)%
Total noninterest income	$8,674	$13,561	$(4,887)	(36.0)%

For the three months ended September 30, 2016, noninterest income was $8.7 million, a decrease of $4.9 million, or 36.0 percent, compared with $13.6 million for the same period in 2015. The decrease was primarily attributable to securities transactions and lower gains from the resolution or disposition of PCI loans. Sales of securities resulted in a net gain of $46,000 for the 2016 third quarter compared to gains of $2.0 million for the 2015 third quarter. When a PCI loan is removed from a loan pool and the cash proceeds or assets received from the settlement of the loan are in excess of its carrying amount, we recognize such gains as disposition gains. Disposition gains on PCI loans were $0.8 million for the three months ended September 30, 2016 compared with $4.3 million the same period in 2015 as PCI loans increased slightly from an adjustment in non-accretable income for the 2016 third quarter compared with a decline of $8.7 million for the 2015 third quarter. The increase in other operating income included a $1.0 million gain on sale of a branch facility during the third quarter of 2016.

The following table sets forth the various components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$8,782	$9,758	$(976)	(10.0)%
Trade finance and other service charges and fees	3,099	3,491	(392)	(11.2)%
Other operating income	5,423	3,246	2,177	67.1%
Subtotal service charges, fees and other income	17,304	16,495	809	4.9%
Gain on sale of SBA loans	4,247	4,878	(631)	(12.9)%
Disposition gains on PCI loans	3,411	8,027	(4,616)	(57.5)%
Net gain on sales of securities	46	6,144	(6,098)	(99.3)%
Total noninterest income	$25,008	$35,544	$(10,536)	(29.6)%

For the nine months ended September 30, 2016, noninterest income was $25.0 million, a decrease of $10.5 million, or 29.6 percent, compared with $35.5 million for the same period in 2015. The decrease was primarily attributable to securities transactions and lower gains from the resolution or disposition of PCI loans. Sales of securities resulted in a net gain of $46,000 for the first nine months of 2016 compared with gains of $6.1 million for the same period in 2015. When a PCI loan is removed from a loan pool and the cash proceeds or assets received from the settlement of the loan are in excess of its carrying amount, we recognize such gains as disposition gains. Disposition gains on PCI loans were $3.4 million for the nine monthsended September 30, 2016 compared with $8.0 million the same period in 2015 as PCI loans declined $4.5 million for the first nine months of 2016 compared with $19.4 million for the same period in 2015. The increase in other operating income included a $1.0 million gain on sale of a branch facility during the third quarter of 2016.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$15,950	$16,097	$(147)	-0.9%
Occupancy and equipment	3,917	4,896	(979)	-20.0%
Data processing	1,330	1,418	(88)	-6.2%
Professional fees	1,090	1,940	(850)	-43.8%
Supplies and communications	821	880	(59)	-6.7%
Advertising and promotion	1,153	1,290	(137)	-10.6%
OREO expense	73	225	(152)	-67.6%
Other operating expenses	4,003	1,976	2,027	102.6%
Total noninterest expense	$28,337	$28,722	$(385)	-1.3%

For the three months ended September 30, 2016, noninterest expense was $28.3 million, a decrease of $0.4 million or 1.3 percent, compared with $28.7 million for the same period in 2015. The decrease was due primarily to reductions in professional fees and occupancy and equipment expense from the branch closures and consolidations completed in the third quarter 2015, offset by higher other operating expenses. Other operating expenses for the three months ended September 30, 2016 included a $1.4 million charge related to finalization of prior year FDIC loss share claims.

The following table sets forth the components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$47,710	$48,023	$(313)	-0.7%
Occupancy and equipment	11,351	13,423	(2,072)	-15.4%
Data processing	4,219	4,885	(666)	-13.6%
Professional fees	4,063	5,982	(1,919)	-32.1%
Supplies and communications	2,266	2,638	(372)	-14.1%
Advertising and promotion	2,769	2,859	(90)	-3.1%
OREO expense	721	629	92	14.6%
Merger and integration costs	—	1,747	(1,747)	-100.0%
Other operating expenses	9,170	6,953	2,217	31.9%
Total noninterest expense	$82,269	$87,139	$(4,870)	-5.6%
For the nine months ended September 30, 2016, noninterest expense was $82.3 million, a decrease of $4.9 million or 5.6 percent, compared with $87.1 million for the same period in 2015. The decrease was due primarily to reductions in merger and integration costs, professional fees and data processing fees related to the CBI acquisition, along with lower occupancy and equipment expense from the branch closures and consolidations completed in the third quarter 2015. These decreases were offset by an increase in other operating expenses which included a $1.4 million charge related to finalization of prior year FDIC loss share claims during the third quarter of 2016.

Income Tax Expense

Income tax expense was $8.2 million for the three months ended September 30, 2016, compared with $10.6 million for the same period in 2015. The effective income tax rate was 38.6 percent for the three months ended September 30, 2016, compared with 43.1 percent for the same period in 2015.

Income tax expense was $23.3 million for the nine months ended September 30, 2016 compared with $27.7 million for the same period in 2015. The effective income tax rate was 35.6 percent for the nine months ended September 30, 2016, compared with 41.6 percent for the same period in 2015. The nine-month period in 2016 included a $1.8 million benefit arising from the finalization of the 2014 amended income tax returns. The effective income tax rate for the nine month ended September 30, 2016 would have been 38.4 percent without this benefit.

Financial Condition

Securities

Securities are classified as held to maturity, available for sale, or trading in accordance with GAAP. There were no held to maturity or trading securities as of September 30, 2016 and December 31, 2015. Securities classified as available for sale are stated at fair value. The composition of our securities portfolio reflects our securities strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. Our securities portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of September 30, 2016, our securities portfolio was composed primarily of mortgage-backed securities, collateralized mortgage obligations and tax exempt municipal bonds. Most of the securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of September 30, 2016 and December 31, 2015.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on securities as of the dates indicated:

	September 30, 2016			December 31, 2015
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(in thousands)
Securities available for sale:
Mortgage-backed securities (1) (2)	$239,569	$243,245	$3,676	$286,450	$284,381	$(2,069)
Collateralized mortgage obligations (1)	84,277	84,213	(64)	97,904	96,986	(918)
U.S. government agency securities	7,499	7,519	20	48,478	47,822	(656)
SBA loan pool securities	4,585	4,545	(40)	63,670	63,266	(404)
Municipal bonds-tax exempt	160,371	167,236	6,865	162,101	163,902	1,801
Municipal bonds-taxable	13,434	13,925	491	13,932	14,033	101
Corporate bonds	5,012	5,011	(1)	5,017	4,993	(24)
U.S. treasury securities	157	158	1	159	160	1
Mutual funds	22,916	23,109	193	22,916	22,753	(163)
Total securities available for sale	$537,820	$548,961	$11,141	$700,627	$698,296	$(2,331)

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Include securities collateralized by home equity conversion mortgages with total estimated fair value of $54.5 million and $58.6 million as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016, securities available for sale decreased 21.4 percent to $549.0 million, compared with $698.3 million as of December 31, 2015, due mainly to principal payments and sales of securities, offset by an increase in unrealized gains. As of September 30, 2016, securities available for sale had a net unrealized gain of $11.1 million, comprised of $11.6 million of unrealized gains and $0.5 million of unrealized losses. As of December 31, 2015, securities available for sale had a net unrealized loss of $2.3 million, comprised of $2.5 million of unrealized gains and $4.8 million of unrealized losses.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of September 30, 2016:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$1	1.42%	$43,383	1.68%	$75,251	2.09%	$120,935	1.80%	$239,570	1.87%
Collateralized mortgage obligations	—	—%	720	1.43%	17,165	1.45%	66,392	1.41%	84,277	1.42%
U.S. government agency securities	—	—%	6,000	1.35%	1,499	2.20%	—	—%	7,499	1.52%
SBA loan pool securities	—	—%	—	—%	—	—%	4,585	1.71%	4,585	1.71%
Municipal bonds-tax exempt (1)	—	—%	3,118	2.49%	79,401	3.15%	77,852	4.12%	160,371	3.61%
Municipal bonds-taxable	—	—%	3,711	3.99%	9,723	3.91%	—	—%	13,434	3.94%
Corporate bonds	—	—%	5,012	1.19%	—	—%	—	—%	5,012	1.19%
U.S. treasury securities	—	—%	157	1.21%	—	—%	—	—%	157	1.21%
Mutual funds	—	—%	—	—%	—	—%	22,916	2.12%	22,916	2.12%
Total securities available for sale	$1	1.55%	$62,101	1.78%	$183,039	2.59%	$292,680	2.35%	$537,821	2.37%

(1)	The yield on municipal bonds has been computed on a federal tax-equivalent basis of 35 percent.

Loans Receivable, Net
The following table shows the loan composition by type as of the dates indicated:

	September 30, 2016	December 31, 2015
	(in thousands)
Real estate loans:
Commercial property (1)
Retail	$822,074	$740,350
Hospitality	622,280	543,425
Gas station	274,385	323,655
Other (2)	1,093,834	978,662
Construction	67,439	23,387
Residential property	330,675	236,035
Total real estate loans	3,210,687	2,845,514
Commercial and industrial loans:
Commercial term	144,889	152,773
Commercial lines of credit	145,738	128,224
International loans	29,029	31,879
Total commercial and industrial loans	319,656	312,876
Consumer loans (3)	22,316	24,926
Loans receivable	3,552,659	3,183,316
Allowance for loan losses	(38,972)	(42,935)
Loans receivable, net	$3,513,687	$3,140,381

(1)	Includes owner-occupied property loans of $715.90 million and $737.5 million as of September 30, 2016 and December 31, 2015, respectively.

(2)
Includes, among other property types, mixed-use, apartment, office, industrial, faith-based facilities and warehouse; the remaining real estate categories represents less than one percent of the Bank's total loans.

(3)	Consumer loans include home equity lines of credit of $19.3 million and $21.8 million as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016 and December 31, 2015, loans receivable (excluding loans held for sale and net of deferred loan cost, discounts and the allowance for loan losses) were $3.51 billion and $3.14 billion, respectively, representing an increase of $373.3 million, or 11.9 percent. The increase in loans as of September 30, 2016 compared with December 31, 2015 was primarily attributable to new loan production of $642.2 million and residential mortgage loan purchases of $143.2 million, offset by loan pay-offs and pay-downs of $345.6 million and SBA loan sales of $61.8 million.

During the nine months ended September 30, 2016, new loan production was comprised of $475.2 million in commercial real estate loans, $67.8 million in commercial and industrial loans, $94.1 million in SBA loans, and $5.1 million in consumer loans.

Our loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of loans outstanding (includes real estate loans and commercial and industrial loans):

	Balance at September 30, 2016	Percentage of Loans Outstanding

Industry	(in thousands)
Lessor of nonresidential buildings	$1,097,416	30.9%
Hospitality	$655,819	18.5%

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

Except for nonperforming loans set forth below and PCI loans, we are not aware of any loans as of September 30, 2016 and December 31, 2015 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date. We cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of nonperforming assets (excluding PCI loans) as of the dates indicated:

	September 30, 2016	December 31, 2015	Increase (Decrease)
			Amount	Percentage
		(dollars in thousands)
Nonperforming Non-PCI loans:
Real estate loans:
Commercial property
Retail	$397	$946	$(549)	-58.0%
Hospitality	2,095	5,790	(3,695)	-63.8%
Gas station	4,343	2,774	1,569	56.6%
Other	2,421	4,068	(1,647)	-40.5%
Residential property	244	1,386	(1,142)	-82.4%
Commercial and industrial loans:
Commercial term	1,038	2,193	(1,155)	-52.7%
Commercial lines of credit	8	450	(442)	-98.2%
Consumer loans	402	1,511	(1,109)	-73.4%
Total nonperforming Non-PCI loans	10,948	19,118	(8,170)	-42.7%
Loans 90 days or more past due and still accruing	—	—	—	—
Total nonperforming Non-PCI loans (1)	10,948	19,118	(8,170)	-42.7%
OREO	10,971	8,511	2,460	28.9%
Total nonperforming assets	$21,919	$27,629	$(5,710)	-20.7%

Nonperforming Non-PCI loans as a percentage of Non-PCI loans	0.31%	0.60%
Nonperforming assets as a percentage of assets	0.50%	0.65%
Troubled debt restructured performing Non-PCI loans	$10,497	$10,299

(1)	Includes nonperforming TDRs of $4.3 million and $6.9 million as of September 30, 2016 and December 31, 2015, respectively.

Nonaccrual Non-PCI loans were $10.9 million as of September 30, 2016, compared with $19.1 million as of December 31, 2015, representing a decrease of $8.2 million, or 42.7 percent. There were no Non-PCI loans past due 90 days or more and still accruing as of September 30, 2016 and December 31, 2015. During the nine months ended September 30, 2016, $6.9 million of loans were placed on nonaccrual status. These additions to nonaccrual loans were mainly offset by $4.0 million of nonaccrual loans restored to accrual status, $5.1 million in principal payoffs and paydowns, $1.8 million in charge-offs and $3.8 million in transfers to OREO.

Delinquent Non-PCI loans (defined as 30 to 89 days past due and still accruing) were $3.1 million as of September 30, 2016, compared with $6.7 million as of December 31, 2015.

The ratio of nonperforming Non-PCI loans to Non-PCI loans decreased to 0.31 percent at September 30, 2016 from 0.60 percent at December 31, 2015. Of the $10.9 million nonperforming Non-PCI loans, approximately $10.3 million were impaired based on the definition contained in ASC 310, Receivables, which resulted in aggregate impairment reserve of $3.1 million as of September 30, 2016. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of September 30, 2016, OREO consisted of 15 properties with a combined carrying value of $11.0 million, as compared with 14 properties with a combined carrying value of $8.5 million as of December 31, 2015.

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

The following table provides information on impaired loans (excluding PCI loans) as of the dates indicated:

	September 30, 2016		December 31, 2015
	Recorded Investment	Percentage	Recorded Investment	Percentage
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$1,976	8.3%	$2,597	7.2%
Hospitality	3,060	12.8%	7,168	20.0%
Gas station	4,496	18.8%	5,393	15.0%
Other	6,491	27.2%	9,288	25.9%
Residential property	2,499	10.5%	2,895	8.1%
Commercial and industrial loans:				—
Commercial term	4,697	19.6%	5,257	14.7%
Commercial lines of credit	8	—%	381	1.1%
International loans	—	—%	1,215	3.4%
Consumer loans	680	2.8%	1,665	4.6%
Total Non-PCI loans	$23,907	100.0%	$35,859	100.0%

Total impaired loans decreased $12.0 million, or 33.3 percent, to $23.9 million as of September 30, 2016, as compared with $35.9 million at December 31, 2015. Specific allowances associated with impaired loans were $3.2 million and $4.4 million as of September 30, 2016 and December 31, 2015, respectively.

During the three months ended September 30, 2016 and 2015, interest income that would have been recognized had impaired loans performed in accordance with their original terms totaled $0.7 million and $1.4 million, respectively. Of these amounts, actual interest recognized on impaired loans was $0.5 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016 and 2015, interest income that would have been recognized had impaired loans performed in accordance with their original terms totaled $2.3 million and $3.4 million, respectively. Of these amounts, actual interest recognized on impaired loans was $1.8 million and $2.2 million for the nine months ended September 30, 2016 and 2015, respectively.

The following table provides information on TDRs (excluding PCI loans) as of the dates indicated:

	September 30, 2016			December 31, 2015
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$140	$1,238	$1,378	$344	$1,227	$1,571
Hospitality	1,319	—	1,319	1,244	414	1,658
Gas station	854	—	854	959	—	959
Other	1,210	4,361	5,571	1,525	5,237	6,762
Residential property	—	1,080	1,080	689	299	988
Commercial and industrial loans:
Commercial term	824	3,447	4,271	1,721	2,872	4,593
Commercial lines of credit	8	—	8	280	—	280
Consumer loans	—	371	371	116	250	366
Total Non-PCI loans	$4,355	$10,497	$14,852	$6,878	$10,299	$17,177

For the three months ended September 30, 2016, we restructured monthly payments for one loan with a net carrying value of $100,000 at the time of modification, which we subsequently classified as TDRs. For the nine months ended September 30, 2016, we restructured monthly payments for five loans, with a net carrying value of $356,000 at the time of modification, which we subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for nine months or less.

As of September 30, 2016, TDRs on accrual status were $10.5 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $0.1 million allowance relating to these loans was included in the allowance for loan losses. For the TDRs on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of September 30, 2016, TDRs on nonaccrual status were $4.4 million, and a $0.5 million allowance relating to these loans was included in the allowance for loan losses.

As of December 31, 2015, TDRs on accrual status were $10.3 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $0.9 million allowance relating to these loans was included in the allowance for loan losses. For the TDRs on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of December 31, 2015, TDRs on nonaccrual status were $6.9 million, and a $0.1 million allowance relating to these loans was included in the allowance for loan losses.

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

The Bank evaluates the allowance methodology at least annually. In the fourth quarter of 2015, based upon an evaluation of the look-back periods, the loss-emergence periods and the qualitative adjustments, the Bank utilized a 20-quarter look-back period with equal weighting to all quarters in order to reflect the lengthening of the business cycle and to capture sufficient loss observations for the estimate of a reliable loss rate. In addition, the Bank determined that there were no indications that the loss migration analysis changed significantly; however, these factors do not materially affect the estimated loss rates. In addition, the Bank re-evaluated the qualitative adjustments, reducing their affect in light of the lengthening of the business cycle and the continued improvement in credit metrics. Improving credit metrics included, among other things, net loan recoveries, a low level of nonperforming non-PCI loans to loans and a low level of classified loans to loans.

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

The following tables reflect our allocation of allowance for loan losses by loan category as well as the loans receivable for each loan type:

	September 30, 2016			December 31, 2015
	Allowance Amount	Percentage	Non- PCI Loans	Allowance Amount	Percentage	Non- PCI Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$5,248	15.7%	$819,604	$5,164	13.8%	$735,501
Hospitality	8,324	24.9%	618,355	8,175	21.8%	539,345
Gas station	2,008	6.0%	271,552	2,631	7.0%	319,363
Other	8,528	25.5%	1,088,687	9,977	26.6%	973,243
Construction	1,224	3.7%	67,439	1,732	4.6%	23,387
Residential property	2,624	7.8%	329,695	2,121	5.7%	234,879
Total real estate loans	27,956	83.6%	3,195,332	29,800	79.5%	2,825,718
Commercial and industrial loans:
Commercial term	3,913	11.7%	144,754	4,734	12.6%	152,602
Commercial lines of credit	1,001	3.0%	145,738	1,954	5.2%	128,224
International loans	367	1.1%	29,029	393	1.0%	31,879
Total commercial and industrial loans	5,281	15.8%	319,521	7,081	18.8%	312,705
Consumer loans	202	0.6%	22,266	242	0.6%	24,879
Unallocated	—	0.0%	—	371	1.1%	—
Total	$33,439	100.0%	$3,537,119	$37,494	100.0%	$3,163,302

	September 30, 2016			December 31, 2015
	Allowance Amount	Percentage	PCI Loans	Allowance Amount	Percentage	PCI Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$282	5.1%	$2,470	$269	4.9%	$4,849
Hospitality	52	0.9%	3,925	88	1.6%	4,080
Gas station	575	10.4%	2,833	477	8.8%	4,292
Other	4,495	81.2%	5,147	4,412	81.1%	5,419
Residential property	80	1.4%	980	151	2.8%	1,156
Total real estate loans	5,484	99.2%	15,355	5,397	99.2%	19,796
Commercial and industrial loans:
Commercial term	42	0.8%	135	42	0.8%	171
Consumer loans	7	—%	50	2	—%	47
Total	$5,533	100.0%	$15,540	$5,441	100.0%	$20,014

The following tables set forth certain information regarding allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the Three Months Ended,
	September 30, 2016			December 31, 2015			September 30, 2015
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$34,259	$5,448	$39,707	$43,222	$3,138	$46,360	$49,468	$1,352	$50,820
Actual charge-offs	(111)	(5)	(116)	(527)	—	(527)	(1,748)	—	(1,748)
Recoveries on loans previously charged off	831	—	831	937	—	937	992	—	992
Net loan recoveries	720	(5)	715	410	—	410	(756)	—	(756)
(Negative provision) provision	(1,540)	90	(1,450)	(6,138)	2,303	(3,835)	(5,490)	1,786	(3,704)
Balance at end of period	$33,439	$5,533	$38,972	$37,494	$5,441	$42,935	$43,222	$3,138	$46,360

Allowance for off-balance sheet items:
Balance at beginning of period	$1,475	$—	$1,475	$556	$—	$556	$962	$—	$962
Provision (negative provision)	16	—	16	430	—	430	(406)	—	(406)
Balance at end of period	$1,491	$—	$1,491	$986	$—	$986	$556	$—	$556

Ratios:
Net loan (recoveries) charge-offs to average loans (1)	(0.08)%	0.13%	(0.08)%	(0.06)%	—%	(0.05)%	0.10%	0.00%	0.10%
Net loan (recoveries) charge-offs to loans (1)	(0.08)%	0.13%	(0.08)%	(0.06)%	—%	(0.05)%	0.10%	0.00%	0.10%
Allowance for loan losses to average loans	0.96%	36.21%	1.12%	1.27%	18.14%	1.41%	1.47%	10.63%	1.60%
Allowance for loan losses to loans	0.95%	35.6%	1.1%	1.19%	27.18%	1.35%	1.43%	12.48%	1.52%
Net loan charge-offs (recoveries) to allowance for loan losses (1)	(8.61)%	0.36%	(7.34)%	(5.05)%	—%	(3.82)%	7.00%	0.00%	6.52%
Allowance for loan losses to nonperforming loans	305.43%	—%	355.97%	196.12%	—%	224.58%	180.51%	0.00%	193.62%
Balance:
Average loans during period	$3,485,705	$15,280	$3,477,428	$3,091,615	$22,580	$3,049,544	$2,931,463	$29,527	$2,895,336
Loans at end of period	$3,537,119	$15,540	$3,552,659	$3,163,302	$20,014	$3,183,316	$3,019,927	$25,145	$3,045,072
Nonperforming loans at end of period	$10,948	$—	$10,948	$19,118	$—	$19,118	$23,944	$—	$23,944

(1)	Net loan charge-offs (recoveries) are annualized to calculate the ratios.

	As of and for the Nine Months Ended,
	September 30, 2016			September 30, 2015
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$37,494	$5,441	$42,935	$51,640	$1,026	$52,666
Actual charge-offs	(1,410)	(142)	(1,552)	(3,004)	—	(3,004)
Recoveries on loans previously charged off	2,079	—	2,079	4,477	—	4,477
Net loan recoveries	669	(142)	527	1,473	—	1,473
(Negative provision) provision	(4,724)	234	(4,490)	(9,891)	2,112	(7,779)
Balance at end of period	$33,439	$5,533	$38,972	$43,222	$3,138	$46,360

Allowance for off-balance sheet items:
Balance at beginning of period	$986	$—	$986	$1,366	$—	$1,366
Provision (negative provision)	505	—	505	(810)	—	(810)
Balance at end of period	$1,491	$—	$1,491	$556	$—	$556

Ratios:
Net loan charge-offs (recoveries) to average loans (1)	(0.03)%	1.07%	(0.02)%	(0.07)%	0.00%	(0.07)%
Net loan charge-offs (recoveries) to loans (1)	(0.03)%	1.22%	(0.02)%	(0.07)%	0.00%	(0.06)%
Allowance for loan losses to average loans	1.00%	31.12%	1.17%	1.52%	8.69%	1.63%
Allowance for loan losses to loans	0.95%	35.6%	1.1%	1.43%	12.48%	1.52%
Net loan charge-offs (recoveries) to allowance for loan losses (1)	(2.67)%	3.42%	(1.8)%	(4.54)%	0.00%	(4.24)%
Allowance for loan losses to nonperforming loans	305.43%	—%	355.97%	180.51%	0.00%	193.62%
Balance:
Average loans during period	$3,350,211	$17,777	$3,333,419	$2,846,503	$36,124	$2,851,895
Loans at end of period	$3,537,119	$15,540	$3,552,659	$3,019,927	$25,145	$3,045,072
Nonperforming loans at end of period	$10,948	$—	$10,948	$23,944	$—	$23,944

(1)	Net loan charge-offs (recoveries) are annualized to calculate the ratios.

Allowance for loan losses was $39.0 million, $42.9 million and $46.4 million, as of September 30, 2016, December 31, 2015, and September 30, 2015, respectively. The decrease of $3.9 million, or 9.1 percent in the allowance for loan losses as of September 30, 2016, compared with December 31, 2015 was due primarily to the decline in estimated loss factors and improvements in classified loans. Accordingly, the non-PCI loan loss allowance decreased by $4.1 million to $33.4 million as of September 30, 2016, compared with $37.5 million at December 31, 2015. The PCI loan loss allowance increased by $0.1 million to $5.5 million as of September 30, 2016, compared with $5.4 million at December 31, 2015.

An allowance for off-balance sheet exposure, primarily unfunded loan commitments, as of September 30, 2016, December 31, 2015 and September 30, 2015 was $1.5 million, $1.0 million and $1.0 million, respectively. The increase in the allowance for off-balance sheet exposure as of September 30, 2016, compared with December 31, 2015 was due primarily to the increase in unfunded loan commitments to $330.1 million as of September 30, 2016, from $262.7 million as of December 31, 2015. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized.

Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances are adequate for losses inherent in the loan portfolio and for off-balance sheet exposures as of September 30, 2016.

The following table presents a summary of net recoveries (charge-offs) by the loan portfolio:

	As of and for the Three Months Ended			As of and for the Nine Months Ended
	Charge-offs	Recoveries	Net Recoveries (Charge-offs)	Charge-offs	Recoveries	Net Recoveries (Charge-offs)
	(in thousands)
September 30, 2016
Real estate loans:
Commercial property
Retail	$(18)	$—	$(18)	$(18)	$28	$10
Hospitality	—	—	—	(638)	33	(605)
Gas station	—	—	—	—	86	86
Other	—	337	337	(53)	380	327
Commercial and industrial loans:
Commercial term	(93)	188	95	(601)	1,183	582
Commercial lines of credit	—	306	306	(100)	316	216
Consumer loans	—	—	—	—	53	53
Total Non-PCI loans	$(111)	$831	$720	$(1,410)	$2,079	$669

September 30, 2015
Real estate loans:
Commercial property
Retail	$—	$731	$731	$(22)	$747	$725
Hospitality	(334)	—	(334)	(413)	1,073	660
Other	—	14	14	—	220	220
Commercial and industrial loans:
Commercial term	(1,414)	110	(1,304)	(2,370)	2,230	(140)
Commercial lines of credit	—	134	134	—	189	189
International loans	—	—	—	(199)	15	(184)
Consumer loans	—	3	3	—	3	3
Total Non-PCI loans	$(1,748)	$992	$(756)	$(3,004)	$4,477	$1,473

For the three months ended September 30, 2016, total charge-offs were $0.1 million, a decrease of $1.6 million, or 93.6 percent from $1.8 million for the same period in 2015, and total recoveries were $0.8 million, a decrease of $0.2 million, or 16.2 percent, from $1.0 million for the same period in 2015. For the nine months ended September 30, 2016, total charge-offs were $1.4 million, a decrease of $1.6 million, or 53.1 percent from $3.0 million for the same period in 2015, and total recoveries were $2.1 million, a decrease of $2.4 million, or 53.6 percent, from $4.5 million for the same period in 2015.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	September 30, 2016		December 31, 2015
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$1,231,967	32.7%	$1,155,518	32.9%
interest-bearing	94,272	2.5%	94,583	2.7%
Interest-bearing:
Money market and savings	1,242,502	32.9%	871,863	24.8%
Time deposits of $100,000 or more (1)	830,224	22.0%	881,082	25.1%
Other time deposits	372,242	9.9%	506,931	14.5%
Total deposits	$3,771,207	100.0%	$3,509,977	100.0%

(1)	Includes $383.0 million and $377.1 million of time deposits of $250,000 or more as of September 30, 2016 and December 31, 2015, respectively.

Deposits increased $261.2 million, or 7.4 percent, to $3.77 billion as of September 30, 2016 from $3.51 billion as of December 31, 2015. The increase in deposits was mainly attributable to the $76.4 million and $370.6 million increase in noninterest-bearing demand deposits and money market and savings deposits, respectively, offset by $185.5 million decrease in time deposits. The decrease in time deposits were primarily due to maturities of higher rate time deposits assumed from CBI acquisition.

Core deposits (defined as demand, money market and savings and other time deposits) increased $312.6 million, or 11.9 percent, to $2.94 billion at September 30, 2016 from $2.63 billion at December 31, 2015. Noninterest-bearing demand deposits as a percentage of deposits was 32.7 percent at September 30, 2016 compared with 32.9 percent at December 31, 2015.

Borrowings

At September 30, 2016 and December 31, 2015, there were $55.0 million and $170.0 million in overnight advances from the FHLB, respectively. The reduction in FHLB advances was supported by the increase in deposits for the 2016 third quarter. In addition, subordinated debentures were $18.9 million and $18.7 million at September 30, 2016 and December 31, 2015, respectively, the change representing the accretion of acquisition discount.

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

The following table shows the status of our gap position as of September 30, 2016:

	Less Than Three Months	More Than Three Months But Less Than One Year	More Than One Year But Less Than Five Years	More Than Five Years	Noninterest- Sensitive	Total
	(dollars in thousands)
Assets
Cash and due from banks	$—	$—	$—	$—	$114,617	$114,617
Interest-bearing deposits in other banks	15,580	—	—	—	—	15,580
Securities:
Fixed rate	20,567	43,217	180,356	240,436	—	484,576
Floating rate	53,153	91	—	—	—	53,244
Fair value adjustments	—	—	—	—	11,141	11,141
Loans:
Fixed rate	45,390	164,620	732,092	34,186	—	976,288
Floating rate	822,443	419,873	1,317,661	17,571	—	2,577,548
Nonaccrual	—	—	—	—	21,496	21,496
Deferred loan costs, discount, and allowance for loan losses	—	—	—	—	(55,220)	(55,220)
FHLB and FRB stock	—	—	—	16,385	—	16,385
Other assets	49,149	—	—	17,362	120,014	186,525
Total assets	$1,006,282	$627,801	$2,230,109	$325,940	$212,048	$4,402,180
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand – noninterest-bearing	$—	$—	$—	$—	$1,231,967	$1,231,967
– interest-bearing	4,362	8,062	25,699	56,148	—	94,271
Money market and savings	87,900	204,450	550,507	399,646	—	1,242,503
Time deposits	347,143	628,170	224,307	2,846	—	1,202,466
FHLB advances	55,000	—	—	—	—	55,000
Subordinated debentures	18,888	—	—	—	—	18,888
Other liabilities	—	—	—	—	25,887	25,887
Stockholders’ equity	—	—	—	—	531,198	531,198
Total liabilities and stockholders’ equity	$513,293	$840,682	$800,513	$458,640	$1,789,052	$4,402,180
Repricing gap	492,989	(212,881)	1,429,596	(132,700)	(1,577,004)
Cumulative repricing gap	492,989	280,108	1,709,704	1,577,004	—
Cumulative repricing gap as a percentage of assets	11.20%	6.36%	38.84%	35.82%	—
Cumulative repricing gap as a percentage of interest-earning assets	11.93%	6.78%	41.37%	38.15%	—
Interest-earning assets						$4,133,179

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

As of September 30, 2016, the cumulative repricing gap for the three-month period was at an asset-sensitive position and was 11.93 percent of interest-earning assets, which decreased from 13.56 percent as of December 31, 2015. This decrease was due mainly to a $60.4 million decrease in interest-bearing deposits in other banks, $24.8 million and $30.5 million decrease in floating rate securities and loans, respectively, and a $35.6 million increase in time deposits, mainly offset by a $115.0 million decrease in FHLB advances.

As of September 30, 2016, the cumulative repricing gap for the twelve-month period was at an asset-sensitive position and was 6.78 percent of interest-earning assets, which increased from 1.79 percent of an asset-sensitive position as of December 31, 2015. This decrease was due mainly to a $60.4 million decrease in interest-bearing deposits in other banks, a $69.6 million decrease in floating rate securities, a $66.9 million increase in money market and savings deposits, mainly offset by a $115.0 million decrease in FHLB advances, a $39.0 million increase in fixed rate loans, $73.1 million increase in floating rate loans and a $182.7 million decrease in time deposits.

The following table summarizes the status of the cumulative gap position as of the dates indicated:

	Less Than Three Months		Less Than Twelve Months
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(dollars in thousands)
Cumulative repricing gap	$492,989	$533,628	$280,108	$70,573
Percentage of assets	11.20%	12.68%	6.36%	1.68%
Percentage of interest-earning assets	11.93%	13.56%	6.78%	1.79%

The spread between interest income on interest-earning assets and interest expense on interest-bearing liabilities is the principal component of net interest income, and interest rate changes substantially affect our financial performance. We emphasize capital protection through stable earnings rather than maximizing yield. In order to achieve stable earnings, we prudently manage our assets and liabilities and closely monitor the percentage changes in net interest income and economic equity value in relation to limits established within our guidelines.

To supplement traditional gap analysis, we perform simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the economic value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below). This sensitivity analysis is compared to policy limits, which specify the maximum tolerance level for net interest income exposure over a one-year horizon, given the basis point adjustment in interest rates reflected below.

	Percentage Changes		Change in Amount
Change in Interest Rate	Net Interest Income	Economic Value of Equity	Net Interest Income	Economic Value of Equity
	(dollars in thousands)
300%	2.96%	(0.83)%	$4,817	$(4,156)
200%	1.99%	0.01%	$3,229	$64
100%	1.19%	1.41%	$1,928	$7,025
-100%	(1)	(1)	(1)	(1)

(1)	Results are not meaningful in a low interest rate environment.

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

At September 30, 2016, the Bank’s total risk-based capital ratio of 14.61 percent, Tier 1 risk-based capital ratio of 13.50 percent, common equity Tier 1 capital ratio of 13.50 percent and Tier 1 leverage capital ratio of 11.36 percent, placed the Bank in the “well capitalized” category pursuant to new capital rule, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

For a discussion of implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act, see Note 9 - Regulatory Matters included in the Notes to Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see Note 12 - Off-Balance Sheet Commitments included in the Notes to Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q and “Item 1. Business - Off-Balance Sheet Commitments” in our 2015 Annual Report on Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations described in our 2015 Annual Report on Form 10-K.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. As a result of this ASU, changes applicable to all entities include: 1) minimum statutory withholding requirements; under the ASU, the threshold to qualify for equity classification would permit withholding up to the maximum individual statutory tax rate in the applicable jurisdictions. Also, the ASU provides that cash paid by an employer when directly withholding shares for tax-withholding purposes would be classified as a financing activity on the statement of cash flows; 2) accounting for forfeitures; the ASU would allow an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; 3) accounting for income taxes; under the ASU, all excess tax benefits and tax deficiencies would be recognized as income tax expense or benefit in the income statement. An entity also would recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Further, excess tax benefits would not be separated from other income tax cash flows and thus would be classified along with other cash flows as an operating activity. ASU 2016-09 is effective for public entities for interim and annual periods beginning after December 15, 2016. The Company adopted this ASU effective January 1, 2016 and it did not have a material impact on its consolidated financial statements. For additional details see Note 11 - Share-Based Compensation included in the Notes to Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which replaced existing revenue recognition guidance for contracts to provide goods or services to customers and amended existing guidance related to recognition of gains and losses on the sale of certain non-financial assets such as real estate. ASU 2014-09 established a principles-based approach to recognizing revenue that applies to all contracts other than those covered by other authoritative GAAP guidance. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows were also required. ASU 2014-09 was to be effective for interim and annual periods beginning after December 15, 2016 and was to be applied on either a modified retrospective or full retrospective basis. In August 2015, the FASB issued ASU 2015-14 which defers the original effective date for all entities by one year. Public business entities should apply the guidance in ASU 2015-14 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company’s preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements. However, there are many aspects of the new accounting guidance that are still being interpreted. The results of our materiality analysis may change based on the conclusion reached as to the application of the new guidance.

In January, 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. All entities can early adopt the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Early adoption of these provisions can be elected for all financial statements of fiscal years and interim periods that have not yet been issued (for public business entities) or that have not yet been made available for issuance. The classification and measurement guidance is the first ASU issued under the FASB’s financial instruments project. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2016, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of September 30, 2016.

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

Hanmi Financial Corporation

Date:	November 8, 2016	By:	/s/ C. G. Kum
C. G. Kum
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)