Form 10-K
period 2016-12-31
HANMI FINANCIAL CORP
filed 2017-03-01
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
None
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do Not Check if a Smaller Reporting Company)	Smaller Reporting Company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $734,265,000. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.
Number of shares of common stock of the Registrant outstanding as of February 27, 2017 was 32,327,185 shares.
Documents Incorporated By Reference Herein: Sections of the Registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2016, are incorporated by reference into Part III of this report (or information will be provided by amendment to this Form 10-K), as noted therein.

Hanmi Financial Corporation
Annual Report on Form 10-K for the Fiscal Year ended December 31, 2016

Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Annual Report on Form 10-K (this "Report") other than statements of historical fact are “forward –looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs, plans and objectives of management for future operations, and other similar forecasts and statements of expectation and statements of assumption underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. For additional information concerning risks we face, see “Item 1A. Risk Factors” in Part I of this Report. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

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
Hanmi Bank, the primary subsidiary of Hanmi Financial, is a state chartered bank incorporated under the laws of the State of California on August 24, 1981, and licensed pursuant to the California Financial Code (“Financial Code”) on December 15, 1982. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act (“FDIA”) up to applicable limits thereof. Effective July 19, 2016, the Bank converted from a state member bank to a state nonmember bank and, as a result, the Federal Deposit Insurance Corporation ("FDIC") is now its primary federal bank regulator. The California Department of Business Oversight remains the Bank's primary state bank regulator. The Bank’s headquarters is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010.
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
On October 27, 2016, the Bank acquired certain leases of Irvine, California-based Banc of California ("Banc"). The acquisition included purchase of equipment leases diversified across the U.S. with concentrations in California, Georgia and Texas. The Bank retained most of Banc's former Commercial Specialty Finance employees and the unit will operate from its headquarters located in Irvine, California, as the Company’s Commercial Equipment Leasing Division. This transaction was considered a purchase of a business in accordance with current accounting guidance and accordingly the Bank applied the acquisition method of accounting to the transaction. Cash consideration paid was $240.8 million and the net estimated fair value of the equipment lease portfolio was $228.2 million as of the acquisition date. In addition to the leases, the Bank recorded other tangible and intangible assets of $12.6 million. The intangible assets included an identifiable intangible asset representing the estimated fair value of third-party originators ("TPO") of $483,000 and goodwill of $11.0 million.
On August 31, 2014, Hanmi Financial completed its acquisition of Central Bancorp Inc. (the “CBI Acquisition”), a Texas corporation (“CBI”), the parent company of United Central Bank (“UCB”). In the merger with CBI, each share of CBI common stock was exchanged for $17.64 per share or $50 million in the aggregate. In addition, Hanmi Financial paid $28.7 million to redeem CBI preferred stock immediately prior to the consummation of the merger. The merger consideration was funded from consolidated cash of Hanmi Financial. At August 31, 2014, CBI had total assets, liabilities and equity of $1.27 billion, $1.17 billion and $93.3 million, respectively. Total loans and deposits were $297.3 million and $1.10 billion, respectively, at August 31, 2014. The Company recorded a $14.6 million bargain purchase gain related to this transaction. See “Note 2 — Acquisitions” to the consolidated financial statements.
Hanmi Financial sold its insurance subsidiaries, Chun-Ha Insurance Services, Inc. (“Chun-Ha”) and All World Insurance Services, Inc. (“All World”), to Chunha Holding Corporation on June 30, 2014. Total assets and net asset of Chun-Ha and All World were $5.6 million and $3.3 million, respectively. The total sales price was $3.5 million, of which $2.0 million was paid upon signing. See “Note 3—Sale of Insurance Subsidiaries and Discontinued Operations.”
The Bank’s revenues are derived primarily from interest and fees on loans and leases, interest and dividends on securities portfolio, and service charges on deposit accounts, as well as a bargain purchase gain in 2014.

A summary of revenues for the periods indicated follows:

	Year Ended December 31,
	2016		2015		2014
	(In thousands)
Interest and fees on loans and leases	$164,642	77.9%	$148,797	70.3%	$122,222	68.3%
Interest and dividends on investments	13,621	6.4%	15,208	7.2%	14,405	8.0%
Other interest income	208	0.1%	221	0.1%	107	0.1%
Service charges, fees and other income	22,025	10.4%	22,075	10.4%	20,782	11.6%
Gain on sale of SBA loans	6,034	2.9%	8,749	4.1%	3,494	2.0%
Subtotal	206,530	97.7%	195,050	92.1%	161,010	90.0%
Disposition gain on PCI loans	4,970	2.3%	10,167	4.8%	1,432	0.8%
Net gain on sale of securities	46	—%	6,611	3.1%	2,011	1.1%
Bargain purchase gain, net of deferred taxes	—	—%	—	—%	14,577	8.1%
Total revenues	$211,546	100.0%	$211,828	100.0%	$179,030	100.0%
Market Area
The Bank historically has provided its banking services through its branch network to a wide variety of small- to medium-sized businesses. Throughout the Bank’s service areas, competition is intense for both loans and deposits. While the market for banking services is dominated by a few nationwide banks with many offices operating over wide geographic areas, the Bank’s primary competitors are relatively larger and smaller community banks that focus their marketing efforts on Korean-American businesses in the Bank’s service areas. With the acquisition of CBI during 2014, the Bank expanded its market share from a previously core Korean American customer base to a broader Asian American and mainstream communities primarily in Illinois and Texas.
Lending Activities
The Bank originates loans and leases for its own portfolio and for sale in the secondary market. Lending activities include real estate loans (commercial property, construction and residential property), commercial and industrial loans (commercial term, commercial lines of credit and international), equipment lease financing, consumer loans and Small Business Administration ("SBA") loans.
Real Estate Loans
Real estate lending involves risks associated with the potential decline in the value of the underlying real estate collateral and the cash flow from income-producing properties. Declines in real estate values and cash flows can be caused by a number of factors, including adversity in general economic conditions, rising interest rates, changes in tax and other laws and regulations affecting the holding of real estate, environmental conditions, governmental and other use restrictions, development of competitive properties and increasing vacancy rates. When real estate values decline, the Bank’s real estate dependence increases the risk of loss both in the Bank’s loan portfolio and the Bank’s holdings of other real estate owned (“OREO”), which are the result of foreclosures on real property due to default by borrowers who use the property as collateral for loans. OREO properties are categorized as real property that is owned by the Bank but which is not directly related to the Bank’s business.
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
The Bank generally requires the borrower to provide, at least annually, current cash flow information in order for the Bank to re-assess the debt-coverage-ratio. In addition, the Bank requires title insurance to insure the status of its lien on real estate secured loans when a trust deed on the real estate is taken as collateral. The Bank also requires the borrower to maintain fire insurance, extended coverage casualty insurance and, if the property is in a flood zone, flood insurance, in an amount equal to the outstanding loan balance, subject to applicable laws that may limit the amount of hazard insurance a lender can require to replace such improvements. We cannot assure that these procedures will protect against losses on loans secured by real property.
Construction
The Bank finances a small construction portfolio for multifamily, low-income housing, commercial and industrial properties within its market area. The future condition of the local economy could negatively affect the collateral values of such loans. The Bank’s construction loans typically have the following structure:

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
Commercial and Industrial Loans
The Bank offers commercial loans for intermediate and short-term credit. Commercial loans may be unsecured, partially secured or fully secured. The majority of the commercial loans that the Bank originates are for businesses located primarily in California, Illinois and Texas, and the maturity schedules range from 12 to 60 months. The Bank finances primarily small- and middle-market businesses in a wide spectrum of industries. Commercial and industrial loans consist of credit lines for operating needs, loans for equipment purchases and working capital, and various other business purposes. The Bank requires credit underwriting before considering any extension of credit.
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

Leases Receivable
As described in “Note 2 — Acquisitions” to the consolidated financial statements, we purchased a portfolio of leases receivable during the fourth quarter of 2016. These receivables include equipment finance agreements with terms ranging from 1 to 7 years. Commercial equipment leases are secured by the business assets being financed. The Bank also obtains a commercial guaranty of the business and generally a personal guaranty of the owner(s) of the business. Equipment leases are similar to commercial business loans in that the leases are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial equipment leases may be substantially dependent on the success of the business itself, which in turn, is often dependent in part upon general economic conditions.
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
The Bank normally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA loans that it originates. When the Bank sells a SBA loan, it has an option to repurchase the loan if the loan defaults. If the Bank repurchases a loan, the Bank will make a demand for guarantee purchase to the SBA. Even after the sale of an SBA loan, the Bank retains the right to service the SBA loan and to receive servicing fees. The unsold portions of the SBA loans that remain owned by the Bank are included in loans receivable on the Consolidated Balance Sheets. As of December 31, 2016, the Bank had $9.3 million of SBA loans held for sale, $192.8 million of SBA loans in its loan portfolio, and was servicing $484.7 million of SBA loans sold to investors.
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
Lending Procedures and Lending Limits
Individual lending authority is granted to the Chief Credit Officer and certain additional designated officers. Loans and leases for which direct and indirect borrower liability exceeds an individual’s lending authority are referred to the Bank’s Management Credit Committee and, for those in excess of the Management Credit Committee’s approval limits, to the Loan and Credit Policy Committee.

Legal lending limits are calculated in conformance with the California Financial Code, which prohibits a bank from lending to any one individual or entity or its related interests on an unsecured basis any amount that exceeds 15 percent of the sum of such bank’s stockholders’ equity plus the allowance for loan and lease losses, capital notes and any debentures, or 25% on a secured and unsecured basis. At December 31, 2016, the Bank’s authorized legal lending limits for loans to one borrower was $86.0 million for unsecured loans and an additional $57.3 million for secured and unsecured loans combined.
The Bank seeks to mitigate the risks inherent in its loan and lease portfolio by adhering to certain underwriting practices. The review of each loan and lease application includes analysis of the applicant’s experience, prior credit history, income level, cash flow, financial condition, tax returns, cash flow projections, and the value of any collateral to secure the loan, based upon reports of independent appraisers and/or audits of accounts receivable or inventory pledged as security. In the case of real estate loans over a specified threshold, the review of collateral value includes an appraisal report prepared by an independent Bank-approved appraiser. All appraisal reports on commercial real property secured loans are reviewed by an appraisal review officer. The review generally covers an examination of the appraiser’s assumptions and methods that were used to derive a value for the property, as well as compliance with the USPAP.
Allowance for Loan and Lease Losses, Allowance for Off-Balance Sheet Items and Provision for Loan and Lease Losses
The Bank maintains an allowance for loan and lease losses at an appropriate level considered by management to be adequate to cover the inherent risks of loss associated with its loan and lease portfolio under prevailing economic conditions. In addition, the Bank maintains an allowance for off-balance sheet items associated with unfunded commitments and letters of credit, which is included in other liabilities on the Consolidated Balance Sheets.
The Bank assesses its allowance for loan and lease losses for adequacy on a quarterly basis. The California Department of Business Oversight (“DBO”), formerly known as the California Department of Financial Institutions, and the Federal Deposit Insurance Corporation (“FDIC”) may require the Bank to recognize additions to the allowance for loan and lease losses through a provision for loan and lease losses based upon their assessment of the information available to them at the time of their examinations.
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
Available Information
We file reports with the U.S. Securities and Exchange Commission (the “SEC”), including our Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto. These reports and other information on file can be inspected and copied at the public reference facilities of the SEC at 100 F Street, N.E., Washington D.C., 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov, which contains the reports, proxy and information statements and other information we file with the SEC.
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
Employees
As of December 31, 2016, the Bank had a total of 638 full-time equivalent employees. None of the employees are represented by a union or covered by a collective bargaining agreement. The management of the Bank believes that their employee relations are satisfactory.

Insurance
We maintain directors and officers, financial institution bond and commercial insurance at levels deemed adequate by management to protect Hanmi Financial from certain litigation and other losses.
Competition
The banking and financial services industry in each state we are located generally, and in the Bank’s market areas specifically, are highly competitive. The increasingly competitive environment faced by banks is primarily the result of changes in laws and regulation, changes in technology and product delivery systems, new competitors in the market, and the accelerating pace of consolidation among financial service providers. We compete for loans and leases, deposits and customers with other commercial banks, savings institutions, securities and brokerage companies, mortgage companies, real estate investment trusts, insurance companies, finance companies, money market funds, credit unions and other non-bank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets, including foreign-ownership, and/or offer a broader range of financial services.
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
Economic, Legislative and Regulatory Developments
Future profitability, like that of most financial institutions, is primarily dependent on interest rate differentials and credit quality. In general, the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by us on our interest-earning assets, such as loans and leases extended to our customers and securities held in our investment portfolio, will comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact that future changes in domestic and foreign economic conditions might have on us cannot be predicted.
Our business is also influenced by the monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the federal government, and the policies of regulatory agencies, particularly the FDIC. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans and leases, investments and deposits, and affect interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be predicted.
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

Regulation and Supervision
(a) General
The Company, which is a bank holding company and a financial holding company, and the Bank, which is a California-chartered state nonmember bank, are subject to significant regulation and restrictions by federal and state laws and regulatory agencies. The applicable statutes and regulations, among other things, restrict activities and investments in which we may engage and our conduct of them, impose capital requirements with which we must comply, impose various reporting and information collecting obligations upon us, and subject us to comprehensive supervision and regulation by regulatory agencies. The federal and state banking statutes and regulations and the supervision, regulation and examination of banks and their parent companies by the regulatory agencies are intended primarily for the maintenance of the safety and soundness of banks and their depositors, the Deposit Insurance Fund ("DIF") of the FDIC, and the financial system as a whole, rather than for the protection of stockholders or creditors of banks or their parent companies. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. Banking statutes, regulations and policies are continuously under review by federal and state legislatures and regulatory agencies, and a change in them could have a material adverse effect on our business, such as materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.
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
(b) Legislation and Regulatory Developments
We anticipate new legislative and regulatory initiatives over the next several years. Legislative and regulatory developments to date, as well as those that come in the future, have had and are likely to continue to have an impact on the conduct of our business. Additional legislation, changes in rules promulgated by federal and state bank regulators, or changes in the interpretation, implementation, or enforcement of existing laws and regulations, may directly affect the method of operation and profitability of our business. The profitability of our business may also be affected by laws and regulations that impact the business and financial sectors in general.
Regulations and regulatory oversight have increased significantly since 2008, primarily as a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank" or "Dodd-Frank Act"), which was signed into law on July 21, 2010. The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products, and services, including revising the deposit insurance assessment base for FDIC insurance and increasing coverage to $250,000; revising the permissibility of paying interest on business checking accounts; removing barriers to interstate branching; requiring disclosure and shareholder advisory votes on executive compensation; imposing limitations on certain short-term proprietary trading and investments in and relationships with certain private investment funds; amending the Truth in Lending Act with respect to mortgage originations; creating the Consumer Financial Protection Bureau; and providing for new capital standards. Not all regulations required by Dodd-Frank have been proposed or finalized and some of the details and full impact of Dodd-Frank on our business may not be known for months or years.
In the exercise of their supervisory and examination authority, the regulatory agencies have emphasized corporate governance, stress testing, enterprise risk management and other board responsibilities; anti-money laundering compliance and enhanced high risk customer due diligence; vendor management; cyber security and fair lending and other consumer compliance obligations.
On February 3, 2017, President Trump signed an executive order calling for the Secretary of the Treasury to consult with other Financial Stability Oversight Council (FSOC) member agencies, which includes the Federal Reserve, to report on the extent which existing U.S. financial laws, regulations, guidance and other authorities are consistent with a set of “core principles” of financial policy. The core financial principles identified in the executive order include: empowering Americans to make independent financial decisions and informed choices in the marketplace, save for retirement, and build individual wealth; preventing taxpayer-funded bailouts; fostering economic growth and vibrant financial markets through more rigorous regulatory impact analysis that addresses systemic risk and market failures, such as moral hazard and information asymmetry; enabling American companies to be competitive with foreign firms in domestic and foreign markets; advancing American interests in international financial regulatory negotiations and meetings; making regulation efficient, effective, and appropriately tailored; and restoring public accountability within Federal financial regulatory agencies and rationalizing the Federal financial regulatory framework. Although the order does not specifically identify any existing laws, regulations, guidance or other authorities that the administration considers to be inconsistent with the core principles, areas that the mandated agency report may ultimately identify for reform include the Volcker Rule; and the powers, structure and funding arrangements of the FSOC, the Office of Financial Research, the prudential bank regulators, the SEC, U.S. Commodity Futures Trading Commission, and CFPB.
(c) Capital Adequacy Requirements
Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking regulators. In July 2013, the bank regulators approved enhanced regulatory capital rules (the "New Capital Rules"), which substantially revised the risk-based capital requirements applicable to banks and their parent companies. The New Capital Rules became effective as applied to the Company and the Bank on January 1, 2015, subject to a multi-year phase in period. Among other things, the New Capital Rules established a new capital measure "Common Equity Tier 1"; narrowed the definition of regulatory capital; revised the capital levels at which banks and their parent companies would be subject to prompt corrective action; expanded the scope of the deductions or adjustments from capital; excluded from Tier 1 capital non-exempt trust preferred securities and cumulative perpetual preferred stock; imposed additional constraints on the inclusion in Tier 1 capital (and stricter risk-weights for) mortgage servicing rights, certain deferred tax assets, and minority interests; and imposed stricter risk-weights for certain assets, including for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures. Under the New Capital Rules, the Company and the Bank made a one-time election to remove certain components of accumulated other comprehensive income from the computation of common equity regulatory capital.
The New Capital Rules require banking organizations to maintain: (i) a minimum capital ratio of Common Equity Tier 1 to risk-weighted assets of 4.5%; (ii) a minimum capital ratio of Tier 1 capital to risk-weighted assets of 6.0%; (iii) a minimum capital ratio of total capital to risk-weighted assets of 8.0%; and (iv) a minimum leverage ratio of Tier 1 capital to adjusted average consolidated assets of 4.0%. In addition, when fully-phased in on January 1, 2019, the New Capital Rules will require a capital conservation buffer of 2.5% above three minimum capital ratios. In January 2016, the capital conservation buffer started to phase in at 0.625% and will increase at annual increments of 0.625% until fully-phased in. Banking organizations with capital ratios above the minimum capital ratio but below the capital conservation buffer will face limitation on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers.
Capital adequacy requirements and, additionally for banks, prompt corrective action regulations (See “Prompt Corrective Action Provisions” below), involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. The risk-based capital requirements for banking organizations require capital ratios that vary based on the perceived degree of risk associated with an organization’s operations for both transactions reported on the balance sheet as assets, such as loans and leases, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Banking organizations engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. To the extent that the new rules are not fully phased in, the prior capital rules continue to apply.
At December 31, 2016, the Company and the Bank’s total risk-based capital ratios were 13.86% and 13.64%, respectively; Tier 1 risk-based capital ratios were 13.02% and 12.80%, respectively; Common Equity Tier 1 capital ratios were 12.73% and 12.80%, respectively, and the Company’s and Bank’s Tier 1 leverage capital ratios were 11.53% and 11.33%, respectively, all of which ratios exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes. The Company and the Bank's capital conservation buffer was 5.86% and 5.64%, respectively, as of December 31, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.” The federal banking regulators may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to restrictions on taking brokered deposits.
While the New Capital Rules set higher regulatory capital requirements for the Company and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the New Capital Rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital.

Management believes that, as of December 31, 2016, the Company and the Bank would meet all applicable capital requirements under the New Capital Rules on a fully phased-in basis if such requirements were currently in effect.
(d) Final Volcker Rule
Under the Volcker Rule, and subject to certain exceptions, banking entities, including the Company and the Bank, are restricted in their ability to engage in activities that are considered short-term proprietary trading and their ability to invest in and have relationships with certain private investment funds, including hedge or private equity funds that are considered “covered funds.” The regulation implementing these restriction became effective on April 1, 2014, although the Federal Reserve extended the compliance period generally until July 2015. In addition, the compliance period for certain investments in and relationships with certain covered funds was extended by the Federal Reserve to July 2017. The Company and the Bank held no investment positions at December 31, 2016, which were subject to the Volcker Rule. Therefore, while the Volcker Rule, including its implementing regulations, may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.
(e) Bank Holding Company Regulation
The Company is a bank holding company and a financial holding company that is subject to comprehensive supervision, regulation, examination and enforcement by the Federal Reserve.
Bank holding companies and their subsidiaries are subject to significant regulation and restrictions by Federal and State laws and regulatory agencies, which may affect the cost of doing business, and may limit permissible activities and expansion or impact the competitive balance between banks and other financial services providers. Federal and state banking laws and regulations, among other things:

•	Require periodic reports and such additional reports of information as the Federal Reserve may require;

•	Limit the scope of bank holding companies' activities and investments;

•	Require bank holding companies to meet or exceed certain levels of capital (See “Capital Adequacy Requirements” and “New Capital Rules and Minimum Capital Ratios” above);

•	Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank.

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

•
Require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

•
Require the prior approval of senior executive officer or director changes and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination if an institution is in “troubled condition”;

•
Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities in certain situations; and

•
Require prior Federal Reserve approval to acquire substantially all the assets of a bank, to acquire more than 5% of a class of voting shares of a bank, or to merge with another bank holding company and consider certain competitive, management, financial, anti-money-laundering compliance, potential impact on U.S. financial stability or other factors in granting these approvals, in addition to similar California or other state banking agency approvals which may also be required.

A bank holding company is subject to supervision and examination by the Federal Reserve. Examinations are designed to inform the Federal Reserve of the financial condition and nature of the operations of the bank holding company and its subsidiaries and to monitor compliance with the BHCA and other laws affecting the operations of bank holding companies. To determine whether potential weaknesses in the condition or operations of bank holding companies might pose a risk to the safety and soundness of their subsidiary banks, examinations focus on whether a bank holding company has adequate systems and internal controls in place to manage the risks inherent in its business, including credit risk, interest rate risk, market risk, liquidity risk, operational risk, legal risk and reputation risk. Bank holding companies may be subject to potential enforcement actions by the Federal Reserve for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the Federal Reserve. Enforcement actions may include the issuance of cease and desist orders, the imposition of civil money penalties, the requirement to meet and maintain specific capital levels for any capital measure, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against officers or directors and other institution-affiliated parties.
(f) Other Restrictions on the Company’s Activities
The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) permits a qualifying bank holding company to elect “financial holding company” and thereby engage in a broader range of activities than would otherwise be permissible for a bank holding company. These broader activities include securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature. In addition, a financial holding company is permitted to conduct new permissible financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the Federal Reserve. In order to elect financial holding company status, a bank holding company and all depository institution subsidiaries of the bank holding company must be considered well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must receive at least a "Satisfactory" rating under the Community Reinvestment Act (the “CRA”). Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could result in material restrictions on the activities of the financial holding company, may adversely affect the financial holding company's ability to enter into certain transactions or obtain necessary approvals in connection therewith, may lead to divestiture of subsidiary banks, may require all activities to be conformed to those otherwise permissible for a bank holding company, or may result in the loss of financial holding company status. If restrictions are imposed on the activities of a financial holding company, such information may not necessarily be available to the public. The Company elected financial holding company status in 2000. Neither the Company nor the Bank engages in any activities that are permissible only for a financial holding company. The Bank was rated “Satisfactory” in meeting community credit needs under the CRA at its most recent examination for CRA performance.
The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Company and any of its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Business Oversight (“DBO”). DBO approvals may also be required for certain mergers and acquisitions.
(g) Bank Regulation
The Bank is a California state-chartered commercial bank whose deposits are insured by the FDIC. Effective July 19, 2016, the Bank converted from a state member bank to a state nonmember bank and, as a result, the FDIC is now its primary federal bank regulator. The California Department of Business Oversight remains the Bank's primary state bank regulator. The Bank is subject to comprehensive supervision, regulation, examination and enforcement by the FDIC and the California Department of Business Oversight. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions.
Banks are also subject to restrictions on their ability to conduct transactions with affiliates and other related parties. The Federal Reserve Regulation O imposes limitations on loans or extensions of credit to “insiders”, including officers, directors, and principal shareholders. The Federal Reserve Act Section 23A and Regulation W imposes quantitative limits, qualitative requirements, and collateral requirements on certain transactions with, or for the benefit of, its affiliates. Transaction covered generally include loans, extension of credit, investment in securities issued by an affiliate, and acquisitions of assets from an affiliate. Section 23B of the Federal Reserve Act and Regulation W requires that most types of transactions by a bank with, or for the benefit of, an affiliate be on terms and conditions at least as favorable to the bank as those prevailing for comparable transactions with unaffiliated parties. Dodd-Frank expanded definitions and restrictions on transactions with affiliates and insiders under Sections 23A and 23B and also lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions.
Pursuant to the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the activities commonly conducted by national banks in operating subsidiaries. Further, the Bank may conduct certain “financial” activities permitted under GLBA in a “financial subsidiary” to the same extent as may a national bank, provided the Bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. The Bank currently has no financial subsidiaries.
(h) Enforcement Authority
The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of appropriate loan and lease loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan and lease documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DBO or FDIC, as applicable, determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DBO and the FDIC have residual authority to:

•	Require affirmative action to correct any conditions resulting from any violation or practice;

•
Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which could preclude the Bank from being deemed well capitalized and restrict its ability to accept certain brokered deposits;

•	Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions, including bidding in FDIC receiverships for failed banks;

•
Enter into or issue informal or formal enforcement actions, including required Board resolutions, Matters Requiring Board Attention, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

•	Require the sale of subsidiaries or assets;

•	Limit dividend and distributions;

•	Require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and

•	Terminate FDIC insurance, revoke the charter and/or take possession of and close and liquidate the Bank or appoint the FDIC as receiver.
(i) Deposit Insurance
The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. As a general matter, the maximum deposit insurance amount is $250,000 per depositor, per FDIC-insured bank, per ownership category. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DBO.
Our FDIC insurance expense was $1.6 million for 2016. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance, which can be affected by the cost of bank failures to the FDIC among other factors. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

(j) Prompt Corrective Action Provisions
The FDI Act requires the federal bank regulatory agencies to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy requirements, including requiring the prompt submission of an acceptable capital restoration plan. Depending on the bank’s capital ratios, the agencies’ regulations define five categories in which an insured depository institution will be placed: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank’s activities, operational practices or the ability to pay dividends. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.
The prompt corrective action standards were changed when the New Capital Rule ratios became effective. In order to be considered well-capitalized under the prompt corrective action standards, the Bank is required to meet the new Common Equity Tier 1 ratio of 6.5%, a Tier 1 capital ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a Tier 1 leverage ratio of 5% (unchanged).
(k) Dividends
The Company depends in part upon dividends received from the Bank to fund its activities, including the payment of dividends. The Company and the Bank are subject to various federal and state restrictions on their ability to pay dividends. It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. The Federal Reserve also discourages dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. In addition, the federal bank regulators are authorized to prohibit a bank or bank holding company from engaging in unsafe or unsound banking practices and, depending upon the circumstances, could find that paying a dividend or making a capital distribution would constitute an unsafe or unsound banking practice.
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
(l) Operations and Consumer Compliance Laws
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
These laws and regulations mandate certain disclosure and reporting requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans and leases, servicing, collecting and foreclosure of loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights. The CRA is intended to encourage banks to help meet the credit needs of the communities in which they operate, including low and moderate-income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating. The CRA requires the bank regulators to take into account the bank's record in meeting the needs of its communities when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisition, or an application by the parent holding company to merge with another bank holding company or acquire a banking organization. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The Bank was rated “Satisfactory” in meeting community credit needs under the CRA at its most recent examination for CRA performance.
Dodd-Frank provided for the creation of the Consumer Finance Protection Bureau (“CFPB”), which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB's functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to banks, and banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, will continue to be examined for compliance by their primary federal banking agency.
The CFPB has adopted revisions to Regulation Z, which implement the Truth in Lending Act, pursuant to the Dodd-Frank Act, and apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans). The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer’s ability to repay and establish certain protections from liability under this requirement for “qualified mortgages” meeting certain standards. In particular, it will prevent banks from making “no doc” and “low doc” home loans, as the rules require that banks determine a consumer’s ability to pay based in part on verified and documented information. Because we do not originate “no doc” or “low doc” loans, we do not believe this regulation will have a significant impact on our operations. However, because a substantial portion of the mortgage loans originated by the Bank do not meet the definitions for a “qualified mortgage” under final regulations adopted by the CFPB, the Bank may be subject to additional disclosure obligations and extended time periods for the assertion of defenses by the borrower against enforcement in connection with such mortgage loans.
(m) Federal Home Loan Bank System
The Bank is a member and holder of the capital stock of the Federal Home Loan Bank of San Francisco (“FHLBSF”). There are a total of eleven Federal Home Loan Banks (each, an “FHLB”) across the U.S. owned by their members who are more than 7,500 community financial institutes of all sizes and types. Each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of FHLBSF is required to own stock in an amount equal to the greater of (i) a membership stock requirement of 1.0 percent of an institution’s “membership asset value” which is determined by multiplying the amount of the member’s membership assets by the applicable membership asset factors and is capped at $25 million, or (ii) an activity based stock requirement (4.7% of the member’s outstanding advances plus 5.0% of the member’s outstanding mortgage loans purchased and held by FHLBSF). At December 31, 2016, the Bank was in compliance with the FHLBSF’s stock ownership requirement, and our investment in FHLBSF capital stock was $16.4 million. The total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity as of December 31, 2016 were $736.6 million and $421.6 million, respectively.
(n) Impact of Monetary Policies
The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or spread between the yield on its interest-earning assets and the rates paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies. The Federal Reserve implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in U.S. government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rate applicable to borrowings by banks from the Federal Reserve Banks. The actions of the Federal Reserve in these areas influence the growth of bank loans and leases, investments, and deposits, and also affect interest rates charged on loans and leases, and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.
(o) Regulation of Non-Bank Subsidiaries
Non-bank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. Additionally, any foreign-based subsidiaries would also be subject to foreign laws and regulations.

Item 1A.     Risk Factors
You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Report and other documents we filed with the SEC. The following risks and uncertainties described below are those that we have identified as material. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face. Additional risks and uncertainties not presently known to us, or that we may currently view as not material, may also adversely impact our financial condition, business operations and results of operations.
Risks Relating to our Business
Difficult business and economic conditions can adversely affect our industry and business. Our financial performance generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and leases and the value of the collateral securing those loans and leases, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. While the U.S. economy has been expanding for the past seven years, there can be no assurance that it will continue to grow. In addition, rising geopolitical risks abroad may adversely impact the economy and financial markets here in the United States. These economic pressures may adversely affect our business, financial condition, results of operations and stock price. In particular, we may face the following risks in connection with deterioration in economic conditions:

•
We face increased regulation of our industry, including changes by Congress or federal regulatory agencies to the banking and financial institutions regulatory regime and heightened legal standards and regulatory requirements that may be adopted in the future. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•
The process we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans and leases. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•	If economic conditions deteriorate, it may exacerbate the following consequences:

◦	problem assets and foreclosures may increase;

◦	demand for our products and services may decline;

◦	low cost or noninterest-bearing deposits may decrease; and

◦	collateral for loans and leases made by us, especially real estate, may decline in value.

Our banking operations are concentrated primarily in California, Texas and Illinois. Adverse economic conditions in these regions in particular could impair borrowers’ ability to service their loans and leases, decrease the level and duration of deposits by customers, and erode the value of loan and lease collateral. These conditions can potentially cause the general decline in real estate sales and prices in many markets across the United States, the recurrence of economic recession of recent years, and higher rates of unemployment. These conditions could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans and leases or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all, and could also cause a decline in demand for our products and services, or a lack of growth or a decrease in deposits, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.
Our Southern California concentration means economic conditions in Southern California could adversely affect our operations. Though the Bank’s operations have expanded outside of our original Southern California focus, the majority of our loan and deposit concentration is still primarily in Los Angeles County and Orange County in Southern California. Because of this geographic concentration, our results depend largely upon economic conditions in these areas. A deterioration in the economic conditions or a prolonged delay in economic recovery in the Bank’s market areas, or a significant natural or man-made disaster in these market areas, could have a material adverse effect on the quality of the Bank’s loan and lease portfolio, the demand for its products and services and on its overall financial condition and results of operations.

Our concentrations of loans and leases in certain industries could have adverse effects on credit quality. As of December 31, 2016, the Bank’s loan and lease portfolio included loans to: (i) lessors of non-residential buildings of $1.16 billion, or 30.2 percent of total loans and leases; (ii) borrowers in the hospitality industry of $676 million, or 17.6 percent of total gross loans and leases; and (iii) gas stations of $263 million, or 7 percent of total loans and leases. Most of these loans are in California. Because of these concentrations of loans in specific industries, a deterioration of the California economy overall, and specifically within these industries, could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans and leases, which could have material and adverse consequences for the Bank.
Our focus on lending to small to mid-sized community-based businesses may increase our credit risk. Most of our commercial business and commercial real estate loans are made to small or middle market businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which we operate negatively impact this important customer sector, our results of operations and financial condition and the value of our common stock may be adversely affected. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans and leases with us, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
If a significant number of borrowers, guarantors or related parties fail to perform as required by the terms of their loans and leases, we could sustain losses. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors or related parties may fail to perform in accordance with the terms of their loans and leases. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan and lease losses, that management believe are appropriate to limit this risk by assessing the likelihood of non-performance, tracking loan and lease performance and diversifying our credit portfolio.
Our loan and lease portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets, especially a downturn in the Southern California real estate market. A downturn in the real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and national disasters particular to California. Substantially all of our real estate collateral is located in California. As of December 31, 2016, the Bank’s loan and lease portfolio included commercial property and construction, which were collateralized by commercial real estate properties located primarily in California, of $2.94 billion, or 76.5 percent of total commercial real estate loans. If real estate values decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to suffer material losses on defaulted loans.
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

Our allowance for loan and lease losses may not be adequate to cover actual losses. A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for loan and lease losses to provide for loan and lease defaults and non-performance. The allowance is also increased for new loan and lease growth. While we believe that our allowance for loan and lease losses is adequate to cover inherent losses, we cannot assure you that we will not increase the allowance for loan and lease losses further or that our regulators will not require us to increase this allowance.
Our earnings are affected by changing interest rates. Changes in interest rates affect the level of loans and leases, deposits and investments, the credit profile of existing loans and leases, the rates received on loans and leases, and securities, and the rates paid on deposits and borrowings. Significant fluctuations in interest rates may have a material adverse effect on our financial condition and results of operations. While recent increases in interest rates and the prevailing view that interest rates will rise further in the near future will provide a boost to bank earnings, it will also provide an opportunity for depositors to seek higher yielding deposit products, negatively impacting the spread income generated on assets over the cost of deposits.

There are also concerns of the long-term negative effects of central banks’ ultra-accommodative monetary policies and the prospect of persistent low inflation in advanced economies. Slowing economic activity in those economies may reduce consumption and business investments in the U.S., which may reduce lending activities.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition. Liquidity is essential to our business. An inability to raise funds through deposits, including brokered deposits, borrowings, the sale of loans and leases and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us.
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
Additional requirements imposed by the Consumer Financial Protection Bureau could adversely affect us. Dodd-Frank created the CFPB, which is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, Dodd-Frank permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against state-chartered institutions, including the Bank. To the extent the CFPB has authority over us, if we fail to comply with the rules and regulations promulgated by the CFPB, we may be subject to adverse enforcement actions, fines or penalties against us.

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
The FDIC’s restoration plan and future changes to the assessment rate could adversely affect our earnings. As required by Dodd-Frank, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011. Among other things, the plan (i) raised the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent and removed the upper limit on the designated reserve ratio and consequently on the size of the fund, and (ii) requires that the fund reserve ratio reach 1.35 percent by September 30, 2020. The FDIA continues to require that the FDIC’s Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year.
The amount of premiums that we are required to pay for FDIC insurance is generally beyond our control. If there are additional bank or financial institution failures, if our risk classification changes, or the method for calculating premiums change, this may impact assessment rates which may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.
The impact of the new Basel III capital standards will likely impose enhanced capital adequacy standards on us. In June 2013, federal banking regulators jointly issued the New Capital Rules, which were based upon Basel III. The rules impose new capital requirements and implement Section 171 of Dodd-Frank. The new rules became effective for the Company and Bank on January 1, 2015, and are subject to a multi-year phase in. Among other things, the rules require that we maintain a Common Equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a Tier 1 leverage ratio of 4%. In addition, we have to maintain an additional capital conservation buffer of 2.5% of total risk weighted assets or be subject to limitations on dividends and other capital distributions, as well as limiting discretionary bonus payments to executive officers. When the buffer is fully-phased in, the minimum capital plus capital conservation buffer ratio will be Common Equity Tier 1 capital ratio of 7.0%, Tier 1 capital ratio of 8.5%, and total capital ratio of 10.5%. The rules also restrict grandfathered trust preferred securities from comprising more than 25% of Tier 1 capital. If an institution grows above $15 billion as a result of an acquisition, or organically grows above $15 billion and then makes an acquisition, the combined trust preferred issuances would be eliminated from Tier 1 capital. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. In addition, more stringent capital requirements could require us to raise additional capital on terms which may not be favorable.
Competition may adversely affect our performance. The banking and financial services businesses in our market areas are highly competitive. We face competition in attracting deposits, making loans and leases, and attracting and retaining employees, particularly in the Korean-American community. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, new competitors in the market, and the pace of consolidation among financial services providers. Our results in the future may be materially and adversely impacted depending upon the nature and level of competition.
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

A failure in or breach of our operational or security systems or infrastructure, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. As a financial institution, we depend on our ability to process, record and monitor a large number of customer transactions on a continuous basis. As our customer base and locations have expanded throughout the U.S. and as customer, public, legislative and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns.
Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; degradation or loss of public internet domain; climate change related impacts and natural disasters such as earthquakes, tornados, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts, building emergencies such as water leakage, fires and structural issues, and cyber attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.
The occurrence of breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations. As a financial institution, we are susceptible to information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber-attacks.
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
To date we have not experienced any material losses relating to cyber attacks or other information security breaches, but there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to enhance our internet banking and mobile banking channel strategies to serve our customers when and how they want to be served, and our expanded geographic footprint. There continues to be a rise in security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector. For example, financial institutions continue to be the target of various evolving and adaptive cyber attacks, including malware, ransomware and denial-of-service, as part of an effort to disrupt the operations of financial institutions, potentially test their cybersecurity capabilities, or obtain confidential, proprietary or other information. Consistent with industry trends, we have also experienced an increase in attempted security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us. As a result, cybersecurity and the continued development and enhancement of our controls, processes and systems designed to protect our networks, computers, software and data from attack, damage or unauthorized access remain a priority. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
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

We rely on third party vendors and other service providers, which could expose us to additional risk. We face additional risk of failure in or breach of operational or security systems or infrastructure related to our reliance on third party vendors and other service providers. Third parties with which we do business or that facilitate our business activities or vendors that provide services or security solutions for our operations, particularly those that are cloud-based, could be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. We are subject to operational risks relating to such third parties’ technology and information systems. The continued efficacy of our technology and information systems, related operational infrastructure and relationships with third party vendors in our ongoing operations is integral to our performance. Failure of any of these resources, including but not limited to operational or systems failures, interruptions of client service operations and ineffectiveness of or interruption in third party data processing or other vendor support, may cause material disruptions in our business, impairment of customer relations and exposure to liability for our customers, as well as action by bank regulatory authorities. In addition, a number of our vendors are large national entities, and their services could prove difficult to replace in a timely manner if a failure or other service interruption were to occur. Failures of certain vendors to provide contracted services could adversely affect our ability to deliver products and services to our customers and cause us to incur significant expense.
Fraudulent activity could damage our reputation, disrupt our businesses, increase our costs and cause losses. As discussed above, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in damage to our reputation, financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud (counterfeit, forgery, etc.), electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. In recent periods, there continues to be a rise in electronic fraudulent activity within the financial services industry, and, consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity in recent periods. The occurrence of fraudulent activity could have a material adverse effect on our business, financial condition and results of operations.
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
We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects. Our success depends in large part on our ability to attract key people who are qualified and have knowledge and experience in the banking industry in our markets and to retain those people to successfully implement our business objectives. Competition for qualified employees and personnel in the banking industry is intense, particularly for qualified persons with knowledge of, and experience in, our banking space. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. In addition, legislation and regulations which impose restrictions on executive compensation may make it more difficult for us to retain and recruit key personnel. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan and lease origination, finance, administrative, compliance, marketing and technical personnel and upon the continued contributions of our management and employees. The unexpected loss of services of one or more of our key personnel or failure to attract or retain such employees could have a material adverse effect on our financial condition and results of operations.
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
We may become subject to regulatory restrictions in the event that our capital levels decline. We cannot provide assurance that our total risk-based capital ratio or other capital ratios will not decline in the future such that the Bank may be considered to be “undercapitalized” for regulatory purposes. If a state nonmember bank, like the Bank, is classified as undercapitalized, the bank is required to submit a capital restoration plan to the FDIC. Pursuant to the FDICIA, an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the FDIC of a capital restoration plan for the bank. Pursuant to Section 38 of the FDICIA and its regulations, the FDIC also has the discretion to impose certain other corrective actions.
If a bank is classified as significantly undercapitalized, the FDIC would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital; improvements in management; limits on interest rates paid; prohibitions on transactions with affiliates; termination of certain risky activities and restrictions on compensation paid to executive officers. These actions may also be taken by the FDIC at any time on an undercapitalized bank if it determines those restrictions are necessary. If a bank is classified as critically undercapitalized, in addition to the foregoing restrictions, the FDICIA prohibits payment on any subordinated debt and requires the bank to be placed into conservatorship or receivership within 90 days, unless the FDIC determines that other action would better achieve the purposes of the FDICIA regarding prompt corrective action with respect to undercapitalized banks.
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
We are exposed to the risks of natural disasters. A significant portion of our operations is concentrated in Southern California. California is in an earthquake-prone region. A major earthquake may result in material loss to us. A significant percentage of our loans and leases are and will be secured by real estate. Many of our borrowers may suffer uninsured property damage, experience interruption of their businesses or lose their jobs after an earthquake. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value. Unlike a bank with a customer base that are more geographically diversified, we are vulnerable to greater losses if an earthquake, fire, flood or other natural catastrophe occurs in Southern California.
Risks Relating to Ownership of Our Common Stock
The Bank could be restricted from paying dividends to us, its sole shareholder, and, thus, we would be restricted from paying dividends to our stockholders in the future. The primary source of our income from which we pay our obligations and distribute dividends to our stockholders is from the receipt of dividends from the Bank. The availability of dividends from the

Bank is limited by various statutes and regulations. The Bank had retained earnings of $62.3 million as of December 31, 2016, and the ability to pay $22.7 million of dividends without the prior approval of the Commissioner of Business Oversight.
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
In addition, we adopted the 2013 Equity Compensation Plan that provides for the granting of awards to our directors, executive officers and other employees. The plan provides awards of any options, stock appreciation right, restricted stock award, restricted stock unit award, share granted as a bonus or in lieu of another award, dividend equivalent, other stock-based award or performance award. As of December 31, 2016, 387,901 shares of our common stock were issuable under options granted in connection with our stock option plans. It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.
Furthermore, as of December 31, 2016, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 62,500,000 shares of common stock. Our Amended and Restated Certificate of Incorporation does not provide for preemptive rights to the holders of our common stock. Any authorized but unissued shares are available for issuance by our Board of Directors. As a result, if we issue additional shares of common stock to raise additional capital or for other corporate purposes, you may be unable to maintain your pro rata ownership in the Company.

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
Anti-takeover provisions and state and federal law may limit the ability of another party to acquire us, which could cause our stock price to decline. Various provisions of our Amended and Restated Certificate of Incorporation and By-laws could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our stockholders. These provisions provide for, among other things, supermajority voting approval for certain actions, limitation on large stockholders taking certain actions and authorization to issue “blank check” preferred stock by action of the Board of Directors acting alone without obtaining stockholder approval. In addition, the BHCA, and the Change in Bank Control Act of 1978, as amended, together with applicable federal regulations, require that, depending on the particular circumstances, either Federal Reserve approval must be obtained or notice must be furnished to Federal Reserve and not disapproved prior to any person or entity acquiring “control” of a state nonmember bank, such as the Bank. Additional prior approvals from other federal or state bank regulators may also be necessary depending upon the particular circumstances. These provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.
Risks Relating to Acquisitions
We may experience adverse effects from acquisitions. We have acquired other banking companies in the past, including the acquisition of an equipment leasing business in the fourth quarter of 2016 and the CBI Acquisition in 2014, and will consider additional acquisitions as opportunities arise. If we do not adequately address the financial and operational risks associated with acquisitions of other companies, we may incur material unexpected costs and disruption of our business. Risks involved in acquisitions of other companies, include:

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

Item 1B.     Unresolved Staff Comments
None.
Item 2.         Properties
Hanmi Financial’s principal office is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California. As of December 31, 2016, we had a total of 57 properties consisting of 41 active operating branch offices and 6 active loan production offices, and 10 other properties. We own 19 locations and the remaining properties are leased.
As of December 31, 2016, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $28.7 million. Our lease expense was $6.6 million for the year ended December 31, 2016. We consider our present facilities to be sufficient for our current operations.
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

Part II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The following table sets forth, for the periods indicated, the high and low trading prices of Hanmi Financial’s common stock for the last two years as reported on the Nasdaq Global Select Market ("Nasdaq") under the symbol “HAFC”:

	High	Low	Cash Dividend
2016
Fourth quarter	$35.35	$23.10	$0.19
Third quarter	$26.82	$22.56	$0.19
Second quarter	$24.34	$20.80	$0.14
First quarter	$23.29	$19.06	$0.14
2015
Fourth quarter	$27.80	$22.72	$0.14
Third quarter	$26.20	$23.21	$0.11
Second quarter	$25.50	$20.74	$0.11
First quarter	$21.49	$19.73	$0.11
The closing price of our common stock on February 27, 2017 was $33.80 per share, as reported by Nasdaq. As of February 27, 2017, there were approximately 438 record holders of our common stock.
Performance Graph
The following graph shows a comparison of cumulative total stockholder return on Hanmi Financial’s common stock with the cumulative total returns for: (i) the Nasdaq Composite Index; (ii) the Standard and Poor’s 500 Financials Index ("S&P 500 Financials"); and (iii) the SNL U.S. Bank $1B-$5B Index, which was compiled by SNL Financial LC of Charlottesville, Virginia. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance. The performance graph shall not be deemed incorporated by reference to any general statement incorporating by reference to this Annual Report on Form 10-K into any filing under the Securities Act, or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under either the Securities Act or the Exchange Act.

	December 31,
	2011	2012	2013	2014	2015	2016
Hanmi Financial Corporation	$100.00	$183.65	$298.10	$300.85	$333.72	$504.93
Nasdaq Composite	100.00	117.45	164.57	188.84	201.98	219.89
S&P 500 Financials	100.00	128.82	174.71	201.27	198.20	243.38
SNL Bank $1B-$5B	100.00	123.31	179.31	187.48	209.86	301.92
Source: SNL Financial LC, Charlottesville, VA
Recent Unregistered Sales of Equity Securities
There were no unregistered sales of Hanmi Financial’s equity securities during the year ended December 31, 2016.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the fourth quarter of 2016, there were no repurchases of Hanmi Financial’s equity securities by Hanmi Financial or its affiliates. As of December 31, 2016, there was no current plan authorizing purchases of Hanmi Financial’s equity securities by Hanmi Financial or its affiliates.

Item 6. Selected Financial Data
The following table presents selected historical financial information. This selected historical financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Report and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial data as of and for each of the years in the five-year period ended December 31, 2016 was derived from our audited financial statements. In the opinion of management, the information presented reflects all adjustments, including normal and recurring accruals, considered necessary for a fair presentation of the results of such periods.

	As of and for the Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except share and per share data)
Summary Statements of Operations:
Interest and dividend income	$178,471	$164,226	$136,734	$119,140	$117,282
Interest expense	18,274	16,109	14,033	13,507	18,745
Net interest income	160,197	148,117	122,701	105,633	98,537
(Negative provision) provision for loan and lease losses	(4,339)	(11,614)	(6,258)	576	7,156
Noninterest income	33,075	47,602	42,296	27,900	21,413
Noninterest expense	108,223	115,328	98,671	70,441	69,455
Income before provision (benefit) for income taxes	89,388	92,005	72,584	62,516	43,339
Provision (benefit) for income taxes	32,899	38,182	22,379	22,732	(46,818)
Net income from continuing operations	56,489	53,823	50,205	39,784	90,157
(Loss) income from discontinued operations	—	—	(444)	73	167
Net income	$56,489	$53,823	$49,761	$39,857	$90,324
Summary Balance Sheets:
Cash and due from banks	$147,235	$164,364	$158,320	$179,357	$268,047
Securities	516,964	698,296	1,060,717	530,926	451,060
Loans and leases receivable (1)	3,812,340	3,140,381	2,735,832	2,177,498	1,986,051
Assets	4,701,346	4,234,521	4,232,443	3,054,379	2,881,409
Deposits	3,809,737	3,509,976	3,556,746	2,512,325	2,395,963
Liabilities	4,170,321	3,740,603	3,779,056	2,654,302	2,504,156
Stockholders’ equity	531,025	493,918	453,387	400,077	377,253
Tangible equity	518,136	492,217	451,307	398,906	375,918
Average loans and leases (2)	3,423,292	2,901,698	2,440,682	2,156,626	1,993,367
Average securities	614,749	818,205	676,729	446,563	443,910
Average interest-earning assets	4,103,960	3,805,877	3,163,141	2,687,799	2,686,425
Average assets	4,372,698	4,076,669	3,410,751	2,827,508	2,792,349
Average deposits	3,607,585	3,502,886	2,872,029	2,391,248	2,349,082
Average borrowings	215,525	56,878	81,110	27,815	85,760
Average interest-bearing liabilities	2,640,953	2,493,513	2,054,680	1,678,618	1,758,135
Average stockholders’ equity	518,867	476,401	425,913	392,601	328,013
Average tangible equity	516,238	474,498	425,018	391,342	326,586
Per Share Data:
Earnings per share – basic	$1.76	$1.69	$1.57	$1.26	$2.87
Earnings per share – diluted	$1.75	$1.68	$1.56	$1.26	$2.87
Book value per share (3)	$16.42	$15.45	$14.21	$12.60	$11.98
Tangible book value per share (4)	$16.03	$15.39	$14.14	$12.56	$11.94
Cash dividends declared per share	$0.66	$0.47	$0.28	$0.14	$—
Common shares outstanding	32,330,747	31,974,359	31,910,203	31,761,550	31,496,540

	As of and for the Year Ended December 31,
	2016	2015	2014	2013	2012
Selected Performance Ratios:
Return on average assets (5) (14)	1.29%	1.32%	1.47%	1.41%	3.23%
Return on average stockholders’ equity (6) (14)	10.89%	11.30%	11.79%	10.13%	27.49%
Return on average tangible equity (7) (14)	10.94%	11.34%	11.81%	10.17%	27.61%
Net interest spread (8)	3.71%	3.67%	3.65%	3.64%	3.30%
Net interest margin (9)	3.95%	3.90%	3.88%	3.94%	3.68%
Net interest margin (excluding purchase accounting) (17)	3.79%	3.47%	3.65%	3.94%	3.68%
Efficiency ratio (10)	56.00%	58.93%	59.73%	53.18%	58.87%
Efficiency ratio (excluding merger and integration costs) (10)	55.83%	57.92%	55.70%	52.64%	58.87%
Dividend payout ratio (11)	37.57%	27.98%	17.95%	11.11%	—%
Average stockholders’ equity to average assets	11.87%	11.69%	12.49%	13.89%	11.75%
Selected Capital Ratios:
Total risk-based capital ratio:
Hanmi Financial	13.86%	14.91%	15.89%	17.48%	20.65%
Hanmi Bank	13.64%	14.86%	15.18%	16.79%	19.85%
Tier 1 risk-based capital ratio:
Hanmi Financial	13.02%	13.65%	14.63%	16.26%	19.37%
Hanmi Bank	12.80%	13.60%	13.93%	15.53%	18.58%
Common equity tier 1 capital ratio:
Hanmi Financial	12.73%	13.65%	—%	—%	—%
Hanmi Bank	12.80%	13.60%	—%	—%	—%
Tier 1 leverage ratio:
Hanmi Financial	11.53%	11.31%	10.91%	13.62%	14.95%
Hanmi Bank	11.33%	11.27%	10.39%	13.05%	14.33%
Selected Asset Quality Ratios:
Non-performing loans and leases to loans and leases receivable (12) (15)	0.30%	0.60%	0.92%	1.16%	1.82%
Non-performing assets to assets (13)	0.40%	0.65%	0.97%	0.87%	1.32%
Net loan and lease charge-offs (recoveries) to average loans and leases receivable (15)	0.18%	(0.06)%	(0.06)%	0.29%	1.70%
Allowance for loan and lease losses to loans and leases receivable (15) (16)	0.84%	1.35%	1.88%	2.58%	3.09%
Allowance for loan and lease losses to non-performing loans and leases (16)	275.80%	196.12%	204.26%	222.42%	169.81%

(1)	Excludes loans held for sale.

(2)	Includes loans held for sale.

(3)	Stockholders’ equity divided by shares of common stock outstanding.

(4)	Tangible equity divided by common shares outstanding. Tangible equity is a "Non-GAAP" financial measure, as discussed in the following section.

(5)	Net income divided by average assets.

(6)	Net income divided by average stockholders’ equity.

(7)	Net income divided by average tangible equity. Average tangible equity is a "Non-GAAP" financial measure, as discussed in the following section.

(8)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities. Computed on a tax-equivalent basis using the current statutory federal tax rate.

(9)	Net interest income divided by average interest-earning assets. Computed on a tax-equivalent basis using the current statutory federal tax rate.

(10)	Noninterest expense divided by the sum of net interest income and noninterest income.

(11)	Dividends declared per share divided by basic earnings per share.

(12)	Nonperforming loans and leases, excluding loans held for sale, consist of nonaccrual loans and leases, and loans and leases past due 90 days or more still accruing interest.

(13)	Nonperforming assets consist of nonperforming loans and leases and other real estate owned.

(14)	Amounts calculated on net income from continuing operations.

(15)	Excludes PCI loans.

(16)	Excludes allowance for loan losses on PCI loans.

(17)
Net interest income less net accretion of discounts related to purchase accounting divided by average interest-earning assets. Computed on a tax-equivalent basis using the current statutory federal tax rate.

Non-GAAP Financial Measures
The Company calculates certain supplemental financial information determined by methods other than in accordance with U.S. GAAP, including tangible assets, tangible stockholders' equity, tangible book value per share, core interest income and yield, and net interest income and margin excluding acquisition accounting. These non-GAAP measures are used by management in analyzing Hanmi Financial’s capital strength, core loan and lease interest income and yield, and net interest income and margin without the impact of the CBI Acquisition.
Tangible equity is calculated by subtracting goodwill and other intangible assets from stockholders’ equity. Banking and financial institution regulators also exclude goodwill and other intangible assets from stockholders’ equity when assessing the capital adequacy of a financial institution. Core loan and lease interest income and yield are calculated by subtracting accretion of discount on purchased loans and leases. Net interest income and net interest margin are calculated by adjusting the reported amounts and rates for the impact of the CBI Acquisition, including accretion of discount on purchased loans, accretion of time deposit premium and amortization of subordinated debentures discount.
Management believes the presentation of these financial measures excluding the impact of items described in the preceding paragraph provide useful supplemental information that is essential to a proper understanding of the capital strength of Hanmi Financial and our core interest income and margin. These disclosures should not be viewed as a substitution for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
Average Tangible Equity and Return on Average Tangible Equity
The following table reconciles these non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	As of and for the Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Average stockholders’ equity	$518,867	$476,401	$425,913	$392,601	$328,013
Less average goodwill	(1,078)	—	—	—	—
Less average other intangible assets	(1,551)	(1,903)	(895)	(1,259)	(1,427)
Average tangible equity	$516,238	$474,498	$425,018	$391,342	$326,586

Return on average stockholders’ equity	10.89%	11.30%	11.79%	10.13%	27.49%
Effect of average intangible assets	0.05%	0.04%	0.02%	0.03%	0.12%
Return on average tangible equity	10.94%	11.34%	11.81%	10.17%	27.61%

Tangible Stockholders’ Equity and Tangible Book Value Per Share
The following table reconciles these non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Stockholders’ equity	$531,025	$493,918	$453,387	$400,077	$377,253
Less goodwill	(11,031)	—	—	—	—
Less other intangible assets	(1,858)	(1,701)	(2,080)	(1,171)	(1,335)
Tangible stockholders' equity	$518,136	$492,217	$451,307	$398,906	$375,918

Book value per share	16.42	15.45	14.21	12.60	11.98
Effect of intangible assets	(0.39)	(0.06)	(0.07)	(0.04)	(0.04)
Tangible book value per share	$16.03	$15.39	$14.14	$12.56	$11.94

Core Loan and Lease Yield and Net Interest Margin
The impact of the CBI Acquisition accounting adjustments on core loan and lease interest income and yield and net interest margin are summarized in the following table for the periods indicated:

	Year ended December 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014
	Amount	Impact	Amount	Impact	Amount	Impact
			(In thousands)
Core loan and lease interest income and yield	$159,987	4.67%	$137,765	4.75%	$116,953	4.82%
Accretion of discount on purchased loans and leases	4,655	0.14%	11,032	0.38%	5,269	0.19%
As reported	$164,642	4.81%	$148,797	5.13%	$122,222	5.01%

Net interest income and net interest margin excluding acquisition accounting (1)	$155,199	3.79%	$131,996	3.47%	$115,238	3.65%
Accretion of discount on Non-PCI loans and leases	4,177	0.10%	9,416	0.25%	3,821	0.12%
Accretion of discount on PCI loans	478	0.01%	1,616	0.04%	1,448	0.04%
Accretion of time deposits premium	2,658	0.06%	5,634	0.15%	2,338	0.07%
Amortization of subordinated debentures discount	(275)	(0.01)%	(176)	(0.01)%	(71)	—%
Net impact	7,038	0.16%	16,490	0.43%	7,536	0.23%
As reported on a fully taxable equivalent basis (1)	$162,237	3.95%	$148,486	3.90%	$122,774	3.88%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2016, 2015 and 2014. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes related thereto presented elsewhere in this Report. See also “Cautionary Note Regarding Forward-Looking Statements.”

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
Allowance for Loan and Lease Losses and Allowance for Off-Balance Sheet Items
Our allowance for loan and lease losses methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experiences on segmented loan pools by type and risk rating, delinquency and charge-off trends, collateral values, changes in nonperforming loans and leases, and other factors. Qualitative factors include the general economic environment in our markets, delinquency and charge-off trends, and the change in nonperforming loans and leases. Concentration of credit, change of lending management and staff, quality of the loan and lease review system, and changes in interest rates are other qualitative factors that are considered in our methodologies. See “Financial Condition — Allowance for Loan and Lease Losses and Allowance for Off-Balance Sheet Items,” “Results of Operations — Provision for Credit Losses” and “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” for additional information on methodologies used to determine the allowance for loan and lease losses and the allowance for off-balance sheet items.
Loan Sales
The guaranteed portions of certain SBA loans are normally sold to secondary market investors. When SBA loans are sold, we generally retain the right to service the loans. We record a loan servicing asset when the benefits of servicing are expected to be more than adequate compensation to a servicer, which is determined by discounting all of the future net cash flows associated with the contractual rights and obligations of the servicing agreement. The expected future net cash flows are discounted at a rate equal to the return that would adequately compensate a substitute servicer for performing the servicing. In addition to the anticipated rate of loan prepayments and discount rates, other assumptions (such as the cost to service the underlying loans, foreclosure costs, ancillary income and float rates) are also used in determining the value of the loan servicing assets. Loan servicing assets are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 6 — Servicing Assets and Liabilities” presented elsewhere herein.
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

As part of the fair value process and the subsequent accounting, the Company aggregates PCI loans into pools having common credit risk characteristics such as product type, geographic location and risk rating. Increases in expected cash flows over those previously estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in the amount and changes in the timing of expected cash flows compared to those previously estimated decrease the accretable yield and usually result in a provision for loan losses and the establishment of an allowance for loan losses. As the accretable yield increases or decreases from changes in cash flow expectations, the offset is a decrease or increase to the nonaccretable difference. The accretable yield is measured at each financial reporting date based on information then currently available and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. In addition, the Company removes loans from loan pools when the Company receives payment in settlement with the borrower, sells the loan, or foreclose upon the collateral securing the loan. The Company recognizes "Disposition gain on Purchased Credit Impaired Loans" when the cash proceeds or the amount received are in excess of the loan's carrying amount. The removal of the loan from the loan pool and the recognition of disposition gains do not affect the then applicable loan pool accretable yield.
Below is a summary of acquired purchased credit impaired loans as of the acquisition date, August 31, 2014 and December 31, 2016.

As of August 31, 2014	Pooled PCI Loans				Non-pooled PCI Loans
	#Loans	#Pools	Carrying Amount (In thousands)	% of total	#Loans	Carrying Amount (In thousands)	% of total	Total PCI Loans (In thousands)
Real estate loans:
Commercial property	152	11	$57,894	96%	2	$2,274	4%	$60,168
Construction	—	—	—	0%	1	183	100%	183
Residential property	13	4	2,701	60%	5	1,771	40%	4,472
Total real estate loans	165	15	60,595	93%	8	4,228	7%	64,823
Commercial and industrial loans	34	4	506	100%	—	—	0%	506
Consumer loans	2	1	17	100%	—	—	0%	17
Total acquired loans	201	20	$61,118	94%	8	$4,228	6%	$65,346

As of December 31, 2016	Pooled PCI Loans				Non-pooled PCI Loans
	#Loans	#Pools	Carrying Amount (In thousands)	% of total	#Loans	Carrying Amount (In thousands)	% of total	Total PCI Loans (In thousands)
Real estate loans:
Commercial property	45	6	$7,780	89%	1	$921	11%	$8,701
Construction	—	—	—	—%	—	—	—%	—
Residential property	—	—	—	—%	2	976	100%	976
Total real estate loans	45	6	7,780	80%	3	1,897	20%	9,677
Commercial and industrial loans	6	3	136	100%	—	—	—%	136
Consumer loans	1	1	50	100%	—	—	—%	50
Total acquired loans	52	10	$7,966	81%	3	$1,897	19%	$9,863
Allowance for loan losses			$(617)			$(354)		$(971)
Total carrying amount			$7,349			$1,543		$8,892
PCI loans that are contractually past due are still considered to be accruing and performing as long as there is an expectation that the estimated cash flows will be received. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual with interest income recognized on either a cash basis or as a reduction of the principal amount outstanding.
Securities
The classification and accounting for securities are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 5 – Securities” presented elsewhere herein. Under FASB ASC 320, “Investments,” securities generally must be classified as held to maturity, available for sale or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Securities that are classified as held to maturity are recorded at amortized cost. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or are deemed to be other-than-temporarily impaired.
The fair values of securities are generally determined by quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, we have evaluated the methodologies used to develop the resulting fair values. We perform a monthly review of alternative pricing received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes.
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
Management does not believe that there are any securities that are deemed OTTI as of December 31, 2016.
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
As of each reporting date, management considers the realization of deferred tax assets based on management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. As of December 31, 2016, management determined that a valuation allowance of $1.0 million was appropriate against certain state net operating losses. For all other deferred tax assets, management believes it is more likely than not that such deferred tax assets will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences.
Income taxes are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 12 — Income Taxes” presented elsewhere herein.
Executive Overview
For the years ended December 31, 2016, 2015 and 2014, net income was $56.5 million, $53.8 million and $49.8 million, respectively. The increase in net income for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was due mainly to the increase in net interest income by 8.2 percent or $12.1 million, primarily because of an increase in loans and leases receivable, a decrease in income tax expense and lower noninterest expense, offset by the impact of lower gain on sales of securities, disposition gains on PCI loans and lower negative provision for loan and lease losses.

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
For the years ended December 31, 2016, 2015 and 2014, our earnings per diluted share were $1.75, $1.68 and $1.56, respectively.
Significant financial highlights include:

•
With new loan growth and the acquisition of the equipment leasing portfolio, loans and leases receivable increased by $661.5 million, or 20.8 percent, to $3.84 billion as of December 31, 2016, compared to $3.18 billion as of December 31, 2015.

•
Deposits were $3.81 billion at December 31, 2016 compared to $3.51 billion at December 31, 2015 as noninterest-bearing demand deposits increased $47.7 million, or 4.1 percent, interest-bearing money market and savings accounts increased $457.5 million or 52.5 percent and time deposits decreased $207.7 million, or 15.0 percent.

•
Cash dividends of $0.66 per share of common stock were declared for the year ended December 31, 2016, compared to $0.47 and $0.28 per share of common stock for the year ended December 31, 2015 and 2014, respectively.

Results of Operations
Impact of Acquisitions on Earnings Performance
The comparability of financial information was affected by our acquisition of CBI on August 31, 2014 ($1.27 billion in assets). The transaction was accounted for using the acquisition method of accounting and accordingly, the related operating results have been included in the consolidated financial statements from the respective acquisition date. We also acquired an equipment leasing portfolio in the fourth quarter of 2016. However, due to the size and timing of the 2016 transaction, the comparability of financial information was not significantly impacted by such transaction. See “Notes to Consolidated Financial Statements, Note 2 — Acquisitions.”
Net Interest Income
Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets, and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on loans and leases are affected principally by changes to interest rates, the demand for such loans and leases, the supply of money available for lending purposes, and other competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve.
The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income, on a tax equivalent basis and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	For the Year Ended
	December 31, 2016			December 31, 2015			December 31, 2014
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(In thousands)
Assets
Interest-earning assets:
Loans and leases (1)	$3,423,292	$164,642	4.81%	$2,901,698	$148,797	5.13%	$2,440,682	$122,222	5.01%
Securities (2)	614,749	13,194	2.15%	788,156	12,791	1.62%	648,937	12,711	1.96%
FRB and FHLB stock (3)	24,189	2,467	10.20%	30,049	2,786	9.27%	27,792	1,767	6.36%
Federal funds sold	—	—	—%	—	—	—%	3	—	—%
Interest-bearing deposits in other banks	41,730	208	0.50%	85,974	221	0.26%	45,727	107	0.23%
Total interest-earning assets	4,103,960	180,511	4.40%	3,805,877	164,595	4.32%	3,163,141	136,807	4.33%
Noninterest-earning assets:
Cash and due from banks	115,229			89,368			76,828
Allowance for loan and lease losses	(40,856)			(50,862)			(54,817)
Other assets	194,365			232,286			225,599
Total noninterest-earning assets	268,738			270,792			247,610
Total assets	$4,372,698			$4,076,669			$3,410,751
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$95,298	$75	0.08%	$89,747	$114	0.13%	$72,857	$102	0.14%
Money market and savings	1,074,247	6,470	0.60%	846,254	4,194	0.50%	697,190	4,757	0.68%
Time deposits	1,255,883	10,025	0.80%	1,500,634	11,102	0.74%	1,203,523	8,701	0.72%
FHLB advances	196,708	879	0.45%	38,110	76	0.20%	69,781	151	0.22%
Other Borrowings			—%	—	—	—%	315	—	—%
Rescinded stock obligation	—	—	—%	149	—	—%	4,778	87	1.82%
Subordinated debentures	18,817	825	4.38%	18,619	623	3.35%	6,236	235	3.77%
Total interest-bearing liabilities	2,640,953	18,274	0.69%	2,493,513	16,109	0.65%	2,054,680	14,033	0.68%
Noninterest-bearing liabilities:
Demand deposits: noninterest-bearing	1,182,157			1,066,251			898,459
Other liabilities	30,721			40,504			31,699
Total noninterest-bearing liabilities	1,212,878			1,106,755			930,158
Total liabilities	3,853,831			3,600,268			2,984,838
Stockholders’ equity	518,867			476,401			425,913
Total liabilities and stockholders’ equity	$4,372,698			$4,076,669			$3,410,751
Net interest income		$162,237			$148,486			$122,774
Cost of deposits (4)			0.46%			0.44%			0.47%
Net interest spread (5)			3.71%			3.67%			3.65%
Net interest margin (6)			3.95%			3.90%			3.88%

(1)	Loans and leases include LHFS and exclude the allowance for loan and lease losses. Nonaccrual loans and leases are included in the average loan and lease balance.

(2)	Amounts calculated on a fully equivalent basis using the current statutory federal tax rate

(3)	2016 and 2015 income include special dividend of $559,000 and $605,000 from FHLB of San Francisco, respectively.

(4)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(5)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended December 31,
	2016 vs 2015			2015 vs 2014
	Increases (Decreases) Due to Change In			Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Loans and leases (1)	$25,587	$(9,742)	$15,845	$23,584	$2,991	$26,575
Securities (2)	(3,207)	3,610	403	2,484	(2,404)	80
FRB and FHLB stock	(581)	262	(319)	154	865	1,019
Interest-bearing deposits in other banks	(152)	139	(13)	99	15	114
Total interest and dividend income (2)	$21,647	$(5,731)	$15,916	$26,321	$1,467	$27,788
Interest expense:
Demand: interest-bearing	$(2)	$(37)	$(39)	$12	$—	$12
Money market and savings	1,306	970	2,276	28	(591)	(563)
Time deposits	(1,023)	(54)	(1,077)	2,158	243	2,401
FHLB advances	618	185	803	(62)	(13)	(75)
Rescinded stock obligation	—	—	—	(43)	(44)	(87)
Subordinated debentures	8	194	202	380	8	388
Total interest expense	$907	$1,258	$2,165	$2,473	$(397)	$2,076
Change in net interest income (2)	$20,740	$(6,989)	$13,751	$23,848	$1,864	$25,712

(1)	Includes loans held for sale

(2)	Amounts calculated on a fully equivalent basis using the current statutory federal tax rate
2016 Compared to 2015
Interest income, on a taxable equivalent basis, increased $15.9 million, or 9.7 percent, to $180.5 million for the year ended December 31, 2016 from $164.6 million for the year ended December 31, 2015. Interest expense increased $2.2 million or 13.4 percent, to $18.3 million in 2016 from $16.1 million in 2015. Net interest income, on a taxable equivalent basis, was $162.2 million and $148.5 million in 2016 and 2015, respectively. The increase in net interest income was primarily attributable to the growth in average loans and leases and the higher percentage of loans and leases in the mix of interest-earning assets. Average loans and leases were 83.4 percent of average interest earning assets for 2016, up from 76.2 percent for 2015. The net interest spread and net interest margin, on a taxable equivalent basis, for the year ended December 31, 2016 were 3.71 percent and 3.95 percent, respectively, compared with 3.67 percent and 3.90 percent, respectively, for the same period in 2015. Excluding the effects of acquisition accounting adjustments, net interest margin was 3.79 percent and 3.47 percent for 2016 and 2015, respectively.

Average loans and leases increased $521.6 million, or 18.0 percent, to $3.42 billion in 2016 from $2.90 billion in 2015. Average securities decreased $173.4 million, or 22.0 percent, to $614.7 million in 2016 from $788.2 million in 2015. Average interest earning assets increased $298.1 million, or 7.8 percent, to $4.10 billion for the year ended December 31, 2016 from $3.81 billion for the same period in 2015. The increase in average loans and leases was due mainly to new loan production. Average interest-bearing liabilities increased $147.4 million, or 5.9 percent, to $2.64 billion in 2016 compared to $2.49 billion in 2015. The increase in average interest-bearing liabilities resulted primarily from an increase in FHLB advances and growth in money market and savings deposits, offset by a decrease in average time deposits.

The average yield on loans and leases decreased to 4.81 percent for the year ended December 31, 2016 from 5.13 percent in 2015, primarily due to lower loan and lease yields and a decrease in discount accretion on purchased loans and leases. The average yield on securities, on a taxable equivalent basis, increased to 2.15 percent in 2016 from 1.62 in 2015, attributable primarily to increases in balances and yields on mortgage-backed securities. The average yield on interest-earning assets, on a taxable equivalent basis, increased 8 basis points to 4.40 percent in 2016 from 4.32 percent in 2015, due mainly to the higher percentage of loans and leases in the mix of interest-earning assets. The average cost of interest-bearing liabilities increased by 4 basis points to 0.69 percent in 2016 from 0.65 percent in 2015. The increase was due to increases in the cost of deposits and borrowings.
2015 Compared to 2014
For the years ended December 31, 2015 and 2014, net interest income, on a tax-equivalent basis, was $148.5 million and $122.8 million, respectively. The increase in net interest income in 2015 as compared to 2014, was due mainly to the 18.9 percent increase in average loans and leases. In addition, the net accretion of discount on loans and leases and interest-bearing liabilities acquired in the CBI Acquisition was $16.5 million and $7.5 million for the years ended December 31, 2015 and 2014, respectively. The net interest spread and net interest margin for the year ended December 31, 2015 were 3.67 percent and 3.90 percent, respectively, as compared to 3.65 percent and 3.88 percent, respectively, for the year ended December 31, 2014. Excluding the effects of acquisition accounting adjustments, the net interest margin was 3.47 and 3.65 percent for the year ended December 31, 2015 and 2014, respectively.
Average loans and leases were $2.90 billion in 2015 as compared with $2.44 billion in 2014, representing an increase of 18.9 percent. Average securities were $788.2 million in 2015 as compared with $648.9 million in 2014, representing an increase of 21.5 percent. Average interest-earning assets increased to $3.81 billion for the year ended December 31, 2015 as compared with $3.16 billion in 2014, representing an increase of 20.3 percent. The increase in average interest-earning assets was due mainly to the growth in loans and leases. Average interest-bearing liabilities were $2.49 billion in 2015 as compared to $2.05 billion in 2014, representing an increase of 21.4 percent. The increase in average interest-bearing liabilities in 2015 was due primarily to the growth in deposits.
The average yield on loans and leases increased by 12 basis points to 5.13 percent in 2015 from 5.01 percent in 2014. The increase reflects the full-year effects of purchase accounting. Absent the effects of purchase accounting, loan and lease yields declined in 2015 and 2014 reflecting the low interest rate environment and higher level of competition. The average yield on interest-earning assets decreased by 1 basis point to 4.32 percent in 2015 from 4.33 percent in 2014. The average cost on interest-bearing liabilities decreased by 3 basis points to 0.65 percent in 2015 from 0.68 percent in 2014.
Provision for Loan and Lease Losses
In anticipation of credit risks inherent in our lending business, we set aside an allowance for loan and lease losses through charges to earnings. These charges are made not only for our outstanding loan and lease portfolio, but also for off-balance sheet items, such as commitments to extend credit, or letters of credit. The charges made for our outstanding loan and lease portfolio are recorded to the allowance for loan and lease losses, whereas charges for off-balance sheet items are recorded to the reserve for off-balance sheet items, and are presented as a component of other liabilities.
2016 Compared to 2015
Most credit metrics continue to improve as the overall quality of the loan and lease portfolio improved in 2016. Therefore, a negative loan and lease loss provision of $4.3 million was recorded for the year ended December 31, 2016, which included a $0.7 million provision for losses on PCI loans, compared to a negative loan and lease loss provision of $11.6 million for the year ended December 31, 2014, which included a $4.4 million provision for losses on PCI loans. The charge to other noninterest expense for losses on off-balance sheet items was $0.2 million in 2016 compared to a credit of $0.4 million for the same period in 2015.
Net loan and lease charge-offs were $6.2 million, or 0.18 percent of average loans and leases, for the year ended December 31, 2016 compared to net recoveries of $1.9 million, or 0.06 percent of average loans and leases, for the year ended December 31, 2015. The charge-offs in 2016 included $5.1 million of PCI loans net charge-offs compared to no PCI loans charge-offs or recoveries in 2015.
Classified loans and leases (excluding PCI loans) decreased by $9.0 million, or 23.1 percent, to $30.3 million for the year ended December 31, 2016 from $39.3 million for the year ended December 31, 2015.

2015 Compared to 2014

All other credit metrics also experienced improvements as the quality of the loan and lease portfolio improved in 2015. Therefore, a negative loan and lease loss provision of $11.6 million was recorded for the year ended December 31, 2015, which included a $4.4 million provision for losses on PCI loans, compared to a negative loan and lease loss provision of $6.3 million for the year ended December 31, 2014, which included a $1.0 million provision for losses on PCI loans.
Net loan and lease recoveries were $1.9 million, or 0.06 percent of average loans and leases, for the year ended December 31, 2015 compared to $1.4 million, or 0.06 percent of average loans and leases, for the year ended December 31, 2014.
Classified loans and leases (excluding PCI loans) decreased by $8.1 million, or 17.1 percent, to $39.3 million for the year ended December 31, 2015 from $47.4 million for the year ended December 31, 2014.
See “Nonperforming Assets” and “Allowance for Loan and Lease Losses and Allowance for Off-Balance Sheet Items” for further details.
Noninterest Income
The following table sets forth the various components of non-interest income for the years indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Service charges on deposit accounts	$11,380	$12,900	$11,374
Trade finance and other service charges and fees	4,232	4,623	4,946
Other operating income	6,413	4,552	4,462
Subtotal service charges, fees and other income	22,025	22,075	20,782
Gain on sale of SBA loans	6,034	8,749	3,494
Disposition gains on PCI loans	4,970	10,167	1,432
Net gain on sales of securities	46	6,611	2,011
Bargain purchase gain, net of deferred taxes	—	—	14,577
Total noninterest income	$33,075	$47,602	$42,296
2016 Compared to 2015
For the year ended December 31, 2016, noninterest income was $33.1 million, a decrease of $14.5 million, or 30.5 percent, compared with $47.6 million in 2015. The decrease was primarily attributable to lower securities transactions and lower gains from the resolution or disposition of PCI loans. Sales of securities resulted in a net gain of $46,000 for the year ended December 31, 2016 compared with gains of $6.6 million in 2015. When a PCI loan is removed from a loan pool and the cash proceeds or assets received from the settlement of the loan are in excess of its carrying amount, we recognize such gains as disposition gains. Disposition gains on PCI loans were $5.0 million in 2016 compared with $10.2 million in 2015 as PCI loans declined $10.2 million in 2016 compared with $24.5 million decline in 2015. The increase in other operating income included a $1.0 million gain on sale of a branch facility during the third quarter of 2016.
2015 Compared to 2014
For the year ended December 31, 2015, noninterest income was $47.6 million, an increase of $5.3 million, or 12.5 percent, from $42.3 million for the year ended December 31, 2014. The increase was primarily attributable to higher gains on dispositions of PCI loans, securities transactions and SBA loan sales, offset by the absence of the 2014 $14.6 million after-tax bargain purchase gain. Service charges, fees and other income for the year ended December 31, 2015, was up 6.2 percent to $22.1 million from $20.8 million for the year ended December 31, 2014. Gains on sales of SBA loans were $8.7 million, compared to $3.5 million for the year ended December 31, 2014. The increase in gains on SBA loans primarily relates to an increase in SBA loans sold to $89.1 million in 2015 from $42.4 million in 2014. Disposition gains on PCI loans were $10.2 million in 2015. PCI loans were $20.0 million at December 31, 2015, down $24.5 million or 55.0 percent, from $44.5 million at December 31, 2014.

Noninterest Expense
The following table sets forth the breakdown of noninterest expense for the years indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Salaries and employee benefits	$63,956	$62,864	$50,177
Occupancy and equipment	14,992	17,371	12,295
Data processing	5,674	6,321	6,080
Professional fees	5,374	7,905	7,564
Supplies and communications	2,949	3,582	2,612
Advertising and promotion	3,910	4,201	3,435
Merger and integration costs	312	1,971	6,646
OREO expense (income)	63	307	(49)
Other operating expenses	10,993	10,806	9,911
Total noninterest expense	$108,223	$115,328	$98,671
2016 Compared to 2015
For the year ended December 31, 2016, noninterest expense was $108.2 million, a decrease of $7.1 million or 6.2 percent, compared with $115.3 in 2015. The decrease was due primarily to reductions in merger and integration costs, professional fees and data processing fees related to the CBI Acquisition, along with lower occupancy and equipment expense from the branch closures and consolidations completed in the third quarter 2015.
2015 Compared to 2014
For the year ended December 31, 2015, noninterest expense was $115.3 million, an increase of $16.7 million or 16.9 percent, compared to $98.7 million for the year ended December 31, 2014. The increase was due primarily to the full impact of the August 2014 acquisition. The largest component of noninterest expense for the year ended December 31, 2015 was salaries and employee benefits, which represented 54.5 percent of total noninterest expense for the year ended December 31, 2015. Salaries and employee benefits increased $12.7 million, or 25.3 percent, to $62.9 million, compared to $50.2 million for the year ended December 31, 2014, due mainly to the increase in personnel arising from the acquisition.
Income Tax Expense
For the years ended December 31, 2016, 2015 and 2014, provision for income taxes were $32.9 million, $38.2 million and $22.9 million, respectively. The effective tax rate for the years ended December 31, 2016, 2015 and 2014 was 36.8 percent, 41.5 percent and 31.5 percent, respectively. The lower effective tax rate in 2016 included a $1.8 million benefit arising from the finalization of the 2014 amended income tax returns. The higher effective tax rate for 2015 reflects a higher level of state taxes and the lower effective tax rate for 2014 reflects the impact of the $14.6 million after-tax bargain purchase gain recognized in 2014.
Income taxes are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 12 — Income Taxes” presented elsewhere herein.
Financial Condition
Securities Portfolio
Securities are classified as held to maturity, available for sale, or trading in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified either as “available for sale” or “trading.” There were no held to maturity or trading securities as of December 31, 2016 and 2015. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale and trading securities are stated at fair value. The composition of our securities portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. Our securities portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of December 31, 2016, our securities portfolio was composed primarily of U.S. government mortgage-backed securities, municipal securities and collateralized mortgage obligations. Most of the securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of December 31, 2016, 2015 and 2014.
The following table summarizes the amortized cost, fair value and distribution of securities as of the dates indicated:

	December 31, 2016			December 31, 2015			December 31, 2014
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(In thousands)
Securities available for sale:
Mortgage-backed securities (1)(2)	$230,489	$229,630	$(859)	$286,450	$284,381	$(2,069)	$571,678	$573,286	$1,608
Collateralized mortgage obligations (1)	77,447	76,451	(996)	97,904	96,986	(918)	188,704	188,047	(657)
U.S. government agency securities	7,499	7,441	(58)	48,478	47,822	(656)	129,857	128,207	(1,650)
SBA loan pool securities	4,356	4,146	(210)	63,670	63,266	(404)	109,983	109,447	(536)
Municipal bonds-tax exempt	159,789	158,030	(1,759)	162,101	163,902	1,801	4,319	4,390	71
Municipal bonds-taxable	13,391	13,701	310	13,932	14,033	101	16,615	16,922	307
Corporate bonds	5,010	5,015	5	5,017	4,993	(24)	17,018	16,948	(70)
U.S. treasury securities	156	156	—	159	160	1	163	163	—
Mutual funds	22,916	22,394	(522)	22,916	22,753	(163)	22,916	22,893	(23)
Equity security	—	—	—	—	—	—	450	414	(36)
Total securities available for sale:	$521,053	$516,964	$(4,089)	$700,627	$698,296	$(2,331)	$1,061,703	$1,060,717	$(986)

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	A portion of the mortgage-backed securities is comprised of home mortgage-backed securities backed by home equity conversion mortgages
As of December 31, 2016, securities available for sale decreased 26.0 percent to $517.0 million, compared to $698.3 billion as of December 31, 2015, primarily to fund loan growth. As of December 31, 2016, securities available for sale had a net unrealized loss of $4.1 million, comprised of $1.2 million of unrealized gains and $5.3 million of unrealized losses. As of December 31, 2015, securities available for sale had a net unrealized loss of $2.3 million, comprised of $2.5 million of unrealized gains and $4.8 million of unrealized losses.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their weighted-average yield as of December 31, 2016:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(In thousands)
Securities available for sale:
Mortgage-backed securities	$337	0.87%	$41,930	1.67%	$78,289	2.12%	$109,933	1.81%	$230,489	1.89%
Collateralized mortgage obligations	—	—%	597	1.45%	18,643	1.37%	58,207	1.38%	77,447	1.38%
U.S. government agency securities	—	—%	6,000	1.35%	1,499	2.20%	—	—%	7,499	1.52%
SBA loan pool securities	—	—%	—	—%	—	—%	4,356	1.73%	4,356	1.73%
Municipal bonds-tax exempt (1)	—	—%	5,380	2.64%	80,167	3.18%	74,242	4.15%	159,789	3.61%
Municipal bonds-taxable	—	—%	5,400	3.99%	7,991	3.90%	—	—%	13,391	3.94%
Corporate bonds	—	—%	5,010	1.36%	—	—%	—	—%	5,010	1.36%
U.S. treasury securities	—	—%	156	1.22%	—	—%	—	—%	156	1.22%
Mutual funds	—	—%	—	—%	—	—%	22,916	2.24%	22,916	2.24%
Total securities available for sale	$337	0.87%	$64,473	1.89%	$186,589	2.58%	$269,654	2.40%	$521,053	2.40%

(1)	The yield on municipal bonds has been computed on a federal tax-equivalent basis of 35%
Loan and Lease Portfolio
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
Leases receivable include equipment finance agreements with terms ranging from 1 to 7 years. Equipment leases are similar to commercial business loans in that the leases are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.

The following sets forth the amount of total loans and leases outstanding in each category as of the dates indicated, excluding loans held for sales:

	As of December 31,
	2016	2015	2014
Real estate loans:
Commercial property
Retail	$859,953	$740,350	$684,400
Hotel/motel	651,158	543,425	462,718
Gas station	262,879	323,655	370,416
Other (1)	1,109,656	978,661	848,906
Construction	55,962	23,387	9,527
Residential property	338,767	236,036	135,462
Total real estate loans	3,278,375	2,845,514	2,511,429
Commercial and industrial loans:
Commercial term	138,168	152,773	116,536
Commercial lines of credit	136,231	128,224	93,970
International loans	25,821	31,879	38,974
Total commercial and industrial loans	300,220	312,876	249,480
Leases receivable	243,294	—	—
Consumer loans (2)	22,880	24,926	27,589
Loans and leases receivable	3,844,769	3,183,316	2,788,498
Allowance for loans and lease losses	(32,429)	(42,935)	(52,666)
Loans and leases receivable, net	$3,812,340	$3,140,381	$2,735,832

(1)
Includes, among other property types, mixed-use, apartment, office, industrial, faith-based facilities and warehouse; the remaining real estate categories represents less than one percent of the Bank's total loans and leases.

(2)	Consumer loans include home equity lines of credit.

.As of December 31, 2016, 2015 and 2014, loans and leases receivable (excluding loans held for sale), net of deferred loan costs, discounts and allowance for loan and lease losses, totaled $3.81 billion, $3.14 billion and $2.74 billion, respectively, representing an increase of $672.0 million or 21.4 percent in 2016, and $404.6 million, or 14.8 percent in 2015. The $672.0 million increase in loans and leases in 2016 was attributable primarily to a $10.5 million decrease in the allowance for loan and lease losses and a $661.5 million, or 20.8 percent net increase in loans and leases which includes the $228.2 million acquisition of an equipment lease portfolio.
During the year ended December 31, 2016, total loan and lease disbursements consisted of $619.4 million in commercial real estate loans, $131.6 million in SBA loans, $81.8 million in commercial and industrial loans, and $398.3 million for loan and lease purchases. The increase was offset by $92.6 million of transfers to loans held for sale and $504.3 million of pay-offs and other net reductions.

The following table sets forth the percentage distribution of loans and leases in each category as of the dates indicated:

	As of December 31,
	2016	2015	2014
Real estate loans:
Commercial property
Retail	22.4%	23.3%	24.5%
Hotel/motel	16.9%	17.1%	16.6%
Gas station	6.8%	10.2%	13.3%
Other	28.9%	30.7%	30.4%
Construction	1.5%	0.7%	0.3%
Residential property	8.8%	7.4%	4.9%
Total real estate loans	85.3%	89.4%	90.0%
Commercial and industrial loans:
Commercial term	3.6%	4.8%	4.2%
Commercial lines of credit	3.5%	4.0%	3.4%
International loans	0.7%	1.0%	1.4%
Total commercial and industrial loans	7.8%	9.8%	9.0%
Leases receivable	6.3%	—%	—%
Consumer loans	0.6%	0.8%	1.0%
Loans and leases receivable	100.0%	100.0%	100.0%

The table below shows the maturity distribution of outstanding loans and leases as of December 31, 2016. In addition, the table shows the distribution of such loans and leases between those with floating or variable interest rates and those with fixed or predetermined interest rates. The table includes nonaccrual, non-PCI loans and leases of $11.4 million.

	Within One Year	After One Year but Within Five Years	After Five Years	Total
	(In thousands)
Real estate loans:
Commercial property
Retail	$32,527	$540,209	$287,217	$859,953
Hotel/motel	7,850	373,608	269,700	651,158
Gas station	7,298	170,970	84,611	262,879
Other	49,238	670,893	389,525	1,109,656
Construction	55,753	209	—	55,962
Residential property	1,416	1,546	335,805	338,767
Total real estate loans	154,082	1,757,435	1,366,858	3,278,375
Commercial and industrial loans:
Commercial term	7,361	69,450	61,357	138,168
Commercial lines of credit	133,397	2,834	—	136,231
International loans	25,821	—	—	25,821
Total commercial and industrial loans	166,579	72,284	61,357	300,220
Leases receivable	4,385	218,550	20,359	243,294
Consumer loans	4,681	428	17,771	22,880
Loans and leases receivable	$329,727	$2,048,697	$1,466,345	$3,844,769
Loans and leases with predetermined interest rates	$85,628	$1,396,708	$1,098,384	$2,580,720
Loans and leases with variable interest rates	$244,099	$651,989	$367,961	$1,264,049
As of December 31, 2016, the loan and leases portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of loans and leases receivable:

Industry	Balance as of December 31, 2016	Percentage of Gross Loans Outstanding
	(In thousands)
Lessor of nonresidential buildings	$1,159,229	30.2%
Hospitality	$676,054	17.6%
There was no other concentration of loans and leases to any one type of industry exceeding 10 percent of loans and leases receivable.

Nonperforming Assets
Nonperforming loans and leases (excluding PCI loans) consist of loans and leases on nonaccrual status and loans and leases 90 days or more past due and still accruing interest. Nonperforming assets consist of nonperforming loans and leases and other real estate owned (“OREO”). Non-purchased credit impaired (“Non-PCI”) loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on nonaccrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual loans may be restored to accrual status when principal and interest become current and full repayment is expected, which generally occurs after sustained payment of 6 months. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for nonaccrual. OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale.
Except for nonperforming loans and leases set forth below, management is not aware of any loans and leases as of December 31, 2016 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as nonperforming at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.
The following table provides information with respect to the components of nonperforming assets (excluding PCI loans) as of the dates indicated:

	2016	2015	2014
	(In thousands)
Nonperforming non-PCI loans and leases:
Real estate loans:
Commercial property
Retail	$404	$946	$2,160
Hotel/motel	5,266	5,790	3,835
Gas station	1,025	2,774	3,478
Other	2,033	4,068	4,961
Residential property	564	1,386	1,588
Commercial and industrial loans:
Commercial term	824	2,193	7,052
Commercial lines of credit	—	450	466
Leases receivable	901	—	—
Consumer loans	389	1,511	1,742
Total nonperforming Non-PCI loans	11,406	19,118	25,282
Loans and leases 90 days or more past due and still accruing	—	—	—
Total nonperforming Non-PCI loans and leases (1)	11,406	19,118	25,282
Other real estate owned	7,484	8,511	15,790
Total nonperforming assets	$18,890	$27,629	$41,072
Nonperforming Non-PCI loans and leases as a percentage of loans and leases receivable	0.30%	0.60%	0.91%
Nonperforming assets as a percentage of assets	0.40%	0.65%	0.97%
Troubled debt restructured performing loans	$11,146	$3,061	$13,817

(1)	Include troubled debt restructured nonperforming loans of $6.9 million, $6.9 million and $12.5 million as of December 31, 2016, 2015 and 2014, respectively.
Nonaccrual Non-PCI loans and leases totaled $11.4 million, $19.1 million and $25.3 million as of December 31, 2016, 2015 and 2014, respectively, representing a decrease of $7.7 million or 40.3 percent, in 2016 and a decrease of $6.2 million or

24.5 percent, in 2015. There were no PCI loans on nonaccrual as of December 31, 2016. Delinquent Non-PCI loans and leases (defined as 30 to 89 days past due and still accruing) were $7.3 million, $6.7 million and $16.4 million as of December 31, 2016, 2015 and 2014, respectively, representing an increase of $0.6 million or 9.0 percent, in 2016 and a decrease of $9.7 million, or 59.1 percent, in 2015.
The ratio of nonperforming Non-PCI loans and leases to loans and leases receivable decreased to 0.30 percent at December 31, 2016 from 0.60 percent and 0.92 percent at December 31, 2015 and 2014, respectively. Of the $11.4 million nonperforming Non-PCI loans and leases as of December 31, 2016, $9.9 million were impaired based on the definition contained in FASB ASC 310, Receivables, which resulted in aggregate impairment reserves of $3.6 million. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.
As of December 31, 2016, OREO consisted of 12 properties with a combined carrying value of $7.5 million. As of December 31, 2015, there were 14 properties with a combined carrying value of $8.5 million, respectively.
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
The following table provides information on impaired loans (excluding PCI loans) as of the dates indicated:

	As of December 31,
	2016		2015		2014
	Recorded Investment	Percentage	Recorded Investment	Percentage	Recorded Investment	Percentage
	(In thousands)
Real estate loans:
Commercial property
Retail	$1,678	6.4%	$2,597	7.2%	$4,436	11.8%
Hotel/motel	6,227	23.6%	7,168	20.0%	5,835	11.7%
Gas station	4,984	18.9%	5,393	15.0%	8,974	17.7%
Other	6,070	23.0%	9,288	25.9%	10,125	21.6%
Residential property	2,798	10.6%	2,895	8.1%	3,127	4.9%
Commercial and industrial loans:
Commercial term	4,106	15.6%	5,257	14.7%	7,614	26.1%
Commercial lines of credit	68	0.3%	381	1.1%	466	1.2%
International loans	—	—%	1,215	3.4%	3,546	2.0%
Consumer loans	419	1.6%	1,665	4.6%	1,742	3.0%
Total Non-PCI loans	$26,350	100.0%	$35,859	100.0%	$45,865	100.0%
Impaired loans were $26.4 million, $35.9 million and $45.9 million as of December 31, 2016, 2015 and 2014, respectively, representing a decrease of $9.5 million, or 26.5 percent, in 2016, and $10.0 million, or 21.8 percent, in 2015. Specific reserve allocations associated with impaired loans decreased by $0.1 million to $4.3 million as of December 31, 2016, as compared to $4.4 million as of December 31, 2016.
During the year ended December 31, 2016, 2015 and 2014, interest income that would have been recognized had impaired loans performed in accordance with their original terms would have been $3.1 million, $4.2 million and $4.5 million, respectively. Of these amounts, actual interest recognized on impaired loans was $2.4 million, $2.7 million and $3.2 million for the year ended December 31, 2016, 2015 and 2014, respectively.
The following table provides information on troubled debt restructuring (“TDR”) loans (excluding PCI loans) as of dates indicated:

	As of December 31,
	2016			2015			2014
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(In thousands)
Real estate loans:
Commercial property
Retail	$—	$1,228	$1,228	$344	$1,227	$1,571	$2,032	$306	$2,338
Hotel/motel	5,014	—	5,014	1,244	414	1,658	1,062	1,807	2,869
Gas station	—	1,324	1,324	959	—	959	1,075	2,335	3,410
Other	1,181	4,318	5,499	1,525	5,237	6,762	2,898	4,497	7,395
Residential property	—	1,072	1,072	689	299	988	742	308	1,050
Commercial and industrial loans:
Commercial term	708	3,017	3,725	1,721	2,872	4,593	4,050	2,208	6,258
Commercial lines of credit	—	68	68	280	—	280	466	2,156	2,622
International loans	—	—	—	—	—	—	—	200	200
Consumer loans	—	119	119	116	250	366	131	—	131
Total Non-PCI loans	$6,903	$11,146	$18,049	$6,878	$10,299	$17,177	$12,456	$13,817	$26,273
For the year ended December 31, 2016, we restructured monthly payments for 7 loans, with a net carrying value of $4.2 million at the time of modification, which we subsequently classified as TDRs. For the year ended December 31, 2015, we restructured monthly payments for 14 loans, with a net carrying value of $3.2 million at the time of modification, which we subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less.
As of December 31, 2016 and 2015, TDRs on accrual status totaled $11.1 million and $10.3 million, respectively, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $740,000 and $899,000 reserve relating to these loans, respectively, was included in the allowance for loan losses. As of December 31, 2016 and 2015, restructured loans on nonaccrual status totaled $6.9 million and $6.9 million, respectively, and a $2.6 million and $128,000 reserve relating to these loans, respectively, was included in the allowance for loan losses.
Allowance for Loan and Lease Losses and Allowance for Off-Balance Sheet Items
The Bank charges or credits the income statement for provisions to the allowance for loan and lease losses and the allowance for off-balance sheet items at least quarterly based upon the allowance need. The allowance is determined through an analysis involving quantitative calculations based on historic loss rates and qualitative adjustments for general reserves and individual impairment calculations for specific allocations. The Bank charges the allowance for actual losses and credits the allowance for recoveries on loans and leases previously charged-off.
The Bank evaluates the allowance methodology at least annually. For the fourth quarter of, the Bank utilized a 24-quarter look-back period with equal weighting to all quarters. For the fourth quarter of 2015, the Bank utilized a 20-quarter look-back period. In addition, the estimated loss emergence period utilized in the Bank’s loss migration analysis changed to 2.5 years in 2016 from estimated 1.0 year in 2015. Moreover, in the fourth quarter of 2015, the Bank reevaluated the qualitative adjustments, reducing their affect in light of the lengthening of the business cycle and the continued improvement in credit metrics. In the first quarter of 2014, based upon a similar evaluation, the Bank utilized a 16-quarter look-back period, weighting the loss factors 46 percent for the most recent four-quarter period and 31 percent, 15 percent, and 8 percent for each of the following four-quarter periods, respectively. The change in methodology did not materially affect the amount of the allowance at December 31, 2016, 2015 or 2014.
.

To determine general reserve requirements, in 2016 existing loans were divided into eleven general loan pools of risk-rated loans as well as three homogenous loan pools and in 2015, existing loans were divided into fourteen general loan pools of risk-rated loans as well as three homogenous loan pools. In 2016, the pooling was revised to eliminate loan types that can be combined under a broader category in order to maintain an accurate analysis of the defined segmentation. For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade to determine risk factors for potential loss inherent in the current outstanding loan portfolio. Since the homogeneous loans are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific reserves are allocated for loans deemed “impaired.”
When determining the appropriate level for allowance for loan losses, management considers qualitative adjustments for any factors that are likely to cause estimated loan and lease losses associated with the Bank’s current portfolio to differ from historical loss experience, including, but not limited to, national and local economic and business conditions, volume and geographic concentrations, and problem loan and lease trends.
To systematically quantify the credit risk impact of trends and changes within the loan and lease portfolio, a credit risk matrix is utilized. The qualitative factors are considered on a loan pool by loan pool basis subsequent to, and in conjunction with, a loss migration analysis. The credit risk matrix provides various scenarios with positive or negative impact on the portfolio along with corresponding basis points for qualitative adjustments.

The following table reflects our allocation of allowance for loan and lease losses by loan category as well as the loans receivable for each loan type:

	As of December 31,
	2016			2015			2014
	Allowance Amount	Percentage	Non-PCI Loans and Leases	Allowance Amount	Percentage	Non-PCI Loans and Leases	Allowance Amount	Percentage	Non-PCI Loans and Leases
	(In thousands)
Real estate loans:
Commercial property
Retail	$4,172	13.3%	$735,501	$5,164	13.8%	$735,501	$9,798	19.0%	$675,072
Hotel/motel	9,171	29.2%	539,345	8,175	21.8%	539,345	9,524	18.4%	454,499
Gas station	1,438	4.6%	319,363	2,631	7.0%	319,363	5,433	10.5%	362,240
Other	7,448	23.7%	973,243	9,977	26.6%	973,243	14,668	28.4%	842,126
Construction	1,916	6.1%	23,387	1,732	4.6%	23,387	1,143	2.2%	9,517
Residential property	1,067	3.4%	234,879	2,121	5.7%	234,879	628	1.3%	120,932
Total real estate loans	25,212	80.3%	2,825,718	29,800	79.5%	2,825,718	41,194	79.8%	2,464,386
Commercial and industrial loans:
Commercial term	3,961	12.6%	152,602	4,734	12.6%	152,602	6,232	12.1%	116,073
Commercial lines of credit	1,297	4.1%	128,224	1,954	5.2%	128,224	2,228	4.3%	93,860
International loans	324	1.0%	31,879	393	1.0%	31,879	683	1.3%	38,929
Total commercial and industrial loans	5,582	17.7%	312,705	7,081	18.8%	312,705	9,143	17.7%	248,862
Leases receivable	307	1.0%	—	—	—%	—	—	—%	—
Consumer loans	191	0.6%	24,879	242	0.6%	24,879	220	0.4%	27,512
Unallocated	166	0.4%	—	371	1.1%	—	1,083	2.1%	—
Total	$31,458	100.0%	$3,163,302	$37,494	100.0%	$3,163,302	$51,640	100.0%	$2,740,760

	As of December 31,
	2016			2015			2014
	Allowance Amount	Percentage	PCI Loans	Allowance Amount	Percentage	PCI Loans	Allowance Amount	Percentage	PCI Loans
	(In thousands)
Real estate loans:
Commercial property
Retail	$122	12.6%	$2,324	$269	4.9%	$4,849	$401	39.1%	$8,535
Hotel/motel	138	14.2%	1,618	88	1.6%	4,080	99	9.7%	7,682
Gas station	589	60.7%	2,692	477	8.8%	4,292	302	29.4%	7,745
Other	1	0.1%	2,067	4,412	81.1%	5,419	65	6.3%	5,796
Residential property	72	7.4%	976	151	2.8%	1,156	28	2.7%	14,371
Total real estate loans	922	95.0%	9,677	5,397	99.2%	19,796	895	87.2%	44,129
Commercial and industrial loans:
Commercial term	41	4.2%	136	42	0.8%	171	131	12.8%	327
Consumer loans	8	0.8%	50	2	—%	47	—	—%	45
Total	$971	100.0%	$9,863	$5,441	100.0%	$20,014	$1,026	100.0%	$44,501

The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities:

	As of and for the Year Ended December 31,
	2016			2015			2014
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$37,494	$5,441	$42,935	$51,640	$1,026	$52,666	$57,555	$—	$57,555
Actual charge-offs	(3,736)	(5,133)	$(8,869)	(3,531)	—	(3,531)	(6,992)	—	(6,992)
Recoveries on loans previously charged off	2,702	—	$2,702	5,423	—	5,423	8,361	—	8,361
Net loan recoveries (charge-offs)	(1,034)	(5,133)	(6,167)	1,892	—	1,892	1,369	—	1,369
(Negative provision) provision charged to operating expense	(5,002)	663	(4,339)	(16,038)	4,415	(11,623)	(7,284)	1,026	(6,258)
Balance at end of period	$31,458	$971	$32,429	$37,494	$5,441	$42,935	$51,640	$1,026	$52,666
Allowance for off-balance sheet items:
Balance at beginning of period	$986	$—	$986	$1,366	$—	$1,366	$1,248	$—	$1,248
Provision (negative provision) charged to operating expense	198	—	$198	(380)	—	(380)	118	—	118
Balance at end of period	$1,184	$—	$1,184	$986	$—	$986	$1,366	$—	$1,366
Ratios:
Net loan (recoveries) charge-offs to average loans and leases	0.03%	34.36%	0.18%	(0.06)%	—%	(0.07)%	(0.06)%	—%	(0.06)%
Net loan (recoveries) charge-offs to loans and leases	0.03%	52.04%	0.16%	(0.06)%	—%	(0.06)%	0.05%	—%	0.05%
Allowance for loan losses to average loans and leases	0.90%	6.50%	0.95%	1.27%	18.14%	1.48%	2.13%	5.25%	2.16%
Allowance for loan losses to loans and leases	0.82%	9.84%	0.84%	1.19%	27.19%	1.35%	1.88%	2.31%	1.89%
Net loan (recoveries) charge-offs to allowance for loan losses	3.29%	528.63%	19.02%	(5.05)%	—%	(4.41)%	(2.65)%	—%	(2.65)%
Allowance for loan losses to nonperforming loans	275.80%	—%	284.32%	196.12%	—%	224.58%	204.26%	—%	208.31%
Balance:
Average loans and leases during period	$3,499,104	$14,939	$3,423,292	$2,951,329	$30,002	$2,901,698	$2,421,156	$19,526	$2,440,682
Loans and leases at end of period	$3,834,906	$9,863	$3,844,769	$3,163,302	$20,014	$3,183,316	$2,740,760	$44,501	$2,785,261
Nonperforming loans and leases at end of period	$11,406	$—	$11,406	$19,118	$—	$19,118	$25,282	$—	$25,282
The allowance for loan and lease losses was $32.4 million, $42.9 million and $52.7 million, respectively, as of December 31, 2016, 2015 and 2014, representing a decrease of $10.5 million, or 24.5 percent, in 2016 and a decrease of $9.7 million, or 18.5 percent, in 2015. Allowance for loan and lease losses as a percentage of gross loans and lease decreased to 0.84 percent as of December 31, 2016 from 1.35 percent as of December 31, 2015. The decrease in allowance for loan and lease losses as of December 31, 2016 was due primarily to improvements in classified loans and lease and other asset quality indicators. Non-PCI loan and lease reserves decreased by $6.0 million to $31.5 million as of December 31, 2016 and PCI loan reserves decreased by $4.4 million to $1.0 million mainly due to $5.1 million of charge-offs recorded against the reserve for the year ended December 31, 2016.

The allowance for off-balance sheet exposure, primarily unfunded loan commitments, as of December 31, 2016, 2015 and 2014 was $1.2 million, $1.0 million and $1.4 million, respectively, representing an increase of $0.2 million, or 20.1 percent, in 2016, a decrease of $0.4 million, or 27.8 percent, in 2015 and an increase of $0.1 million, or 9.5 percent, in 2014. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan and lease portfolio and off-balance sheet exposure as of December 31, 2015.
The following table presents a summary of net recoveries (charge-offs) by the Non-PCI loan and lease portfolio:

	2016			2015			2014
	Charge-offs	Recoveries	Net Recoveries (Charge-offs)	Charge-offs	Recoveries	Net Recoveries (Charge-offs)	Charge-offs	Recoveries	Net Recoveries (Charge-offs)
	(In thousands)
Real estate loans:
Commercial property
Retail	$(17)	$28	$11	$(31)	$747	$716	$—	$33	$33
Hotel/motel	(2,953)	35	(2,918)	(413)	1,073	660	(2,345)	990	$(1,355)
Gas station	—	137	137	(121)	—	(121)	(209)	90	$(119)
Other	(52)	467	415	—	261	261	(455)	3,235	$2,780
Construction				—	—	—	—	—	$—
Residential property				—	—	—	—	—	$—
Commercial and industrial loans
Commercial term	(606)	1,492	886	(2,767)	2,581	(186)	(3,384)	2,333	$(1,051)
Commercial lines of credit	(100)	336	236	—	727	727	(497)	565	$68
International loans		150	150	(199)	31	(168)		903	$903
Leases receivable	(6)	1	(5)	—	—	—	—	—	$—
Consumer loans	(2)	56	54	—	3	3	(102)	212	$110
Total Non-PCI loans	$(3,736)	$2,702	$(1,034)	$(3,531)	$5,423	$1,892	$(6,992)	$8,361	$1,369
For the year ended December 31, 2016, charge-offs were $3.7 million, an increase of $0.2 million, or 5.8 percent, from $3.5 million for the same period in 2015, and recoveries were $2.7 million, a decrease of $2.7 million, or 50.2 percent, from $5.4 million for the same period in 2015. For the year ended December 31, 2016, net charge-offs were $1.0 million, compared to net recoveries of $1.9 million for the same period in 2015.
Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	As of December 31,
	2016		2015		2014
	Balance	Percent	Balance	Percent	Balance	Percent
	(In thousands)
Demand – noninterest-bearing	$1,203,240	31.6%	$1,155,518	32.9%	$1,022,972	28.7%
Interest-bearing:
Demand	96,856	2.5%	126,059	2.7%	120,659	2.7%
Money market and savings	1,329,324	34.9%	840,386	24.8%	796,490	23.1%
Time deposits of $100,000 or more	844,386	22.2%	881,082	25.1%	910,340	25.6%
Other time deposits	335,931	8.8%	506,931	14.5%	706,285	19.9%
Total deposits	$3,809,737	100.0%	$3,509,976	100.0%	$3,556,746	100.0%
Total deposits were $3.81 billion, $3.51 billion and $3.56 billion as of December 31, 2016, 2015 and 2014, respectively, representing an increase of $299.7 million, or 8.5 percent, in 2016, and a decrease of $46.8 million, or 1.3 percent, in 2015. The increase in total deposits for 2015 was mainly attributable to a $457.5 million increase in money market and savings accounts, an increase of $47.7 million in noninterest-bearing demand deposits, offset by a $207.7 million decrease in time deposits.
Core deposits (defined as demand, money market and savings accounts and other time deposits) totaled $2.97 billion, $2.63 billion and $2.65 billion as of December 31, 2016, 2015 and 2014, representing an increase of $336.5 million, or 12.8%, in 2016, and a decrease of $17.5 million, or 0.7 percent, in 2015. Time deposits of $100,000 or more totaled $844.4 million, $881.1 million and $910.3 million, respectively, representing a decrease of $36.7 million, or 4.2 percent, in 2016 and a decrease of $29.2 million, or 3.2 percent, in 2015. Noninterest-bearing demand deposits represented 31.6 percent of total deposits at December 31, 2016, compared to 32.9 percent and 28.8 percent of total deposits at December 31, 2015 and 2014, respectively.
The following table shows the distribution of average deposits and the average rates paid for dates indicated:

	December 31,
	2016		2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(In thousands)
Demand – noninterest-bearing	$1,182,157	—%	$1,066,251	—%	$898,459	—%
Interest-bearing:
Demand	95,298	0.08%	89,747	0.13%	72,857	0.14%
Money market and savings	1,074,247	0.60%	846,254	0.50%	697,190	0.68%
Time deposits of $100,000 or more	836,323	0.79%	889,235	0.75%	643,017	0.67%
Other time deposits	419,560	0.82%	611,399	0.73%	560,506	0.78%
Total deposits	$3,607,585	0.46%	$3,502,886	0.47%	$2,872,029	0.53%
Average deposits for the years ended December 31, 2016, 2015 and 2014 were $3.61 billion, $3.50 billion and $2.87 billion, respectively. Average deposits increased by 3.0 percent in 2016 and increased by 22.0 percent in 2015.
The following table summarizes the maturity of time deposits of $100,000 or more at December 31, 2016, 2015 and 2014, respectively.

	As of December 31,
	2016	2014	2013
	(In thousands)
Three months or less	$181,038	$202,740	$151,892
Over three months through six months	217,567	163,894	165,250
Over six months through twelve months	331,338	381,275	272,864
Over twelve months	114,443	133,173	320,334
	$844,386	$881,082	$910,340
Federal Home Loan Bank Advances
FHLB advances and other borrowings mostly take the form of advances from the FHLBSF and overnight federal funds. At December 31, 2016, advances from the FHLB were $315.0 million, an increase of $145.0 million from $170.0 million at December 31, 2015. At December 31, 2016, all FHLB advances have remaining maturities of less than one year, and the weighted-average interest rate at December 31, 2016 was 0.45 percent. See “Note 10 – FHLB Advances and Other Borrowings” for more details.
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
The following table shows the status of our gap position as of December 31, 2016:

	Less Than Three Months	More Than Three Months But Less Than One Year	More Than One Year But Less Than Five Years	More Than Five Years	Non- Interest- Sensitive	Total
	(In thousands)
Assets
Cash and due from banks	$—	$—	$—	$—	$127,073	$127,073
Interest-bearing deposits in other banks	20,162	—	—	—	—	20,162
Securities:
Fixed rate	13,144	35,707	176,332	244,543	—	469,726
Floating rate	49,993	1,334	—	—	—	51,327
Fair value adjustments	—	—	—	—	(4,089)	(4,089)
Loans and leases:
Fixed rate	108,989	179,745	972,598	39,967	—	1,301,299
Floating rate	757,276	494,075	1,283,211	24,049	—	2,558,611
Nonaccrual	—	—	—	—	16,069	16,069
Deferred loan costs, discount, and allowance for loan and lease losses	—	—	—	—	(54,323)	(54,323)
Federal Home Loan Bank stock	—	—	—	16,385	—	16,385
Other assets	49,440	—	—	16,924	132,742	199,106
Total assets	$999,004	$710,861	$2,432,141	$341,868	$217,472	$4,701,346
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand – noninterest-bearing	$—	$—	$—	$—	$1,203,240	$1,203,240
Savings	14,071	30,988	49,528	25,771	—	120,358
Money market checking and NOW accounts	90,498	189,137	567,714	458,473	—	1,305,822
Time deposits	258,218	711,175	209,821	1,103	—	1,180,317
Federal Home Loan Bank advances	315,000	—	—	—	—	315,000
Other liabilities	18,978	—	—	—	26,606	45,584
Stockholders’ equity	—	—	—	—	531,025	531,025
Total liabilities and stockholders’ equity	$696,765	$931,300	$827,063	$485,347	$1,760,871	$4,701,346
Repricing gap	$302,239	$(220,439)	$1,605,078	$(143,479)	$(1,543,399)
Cumulative repricing gap	$302,239	$81,800	$1,686,878	$1,543,399	$—
Cumulative repricing gap as a percentage of assets	6.43%	1.74%	35.88%	32.83%	—%
Cumulative repricing gap as a percentage of interest-earning assets	6.85%	1.85%	38.24%	34.99%	—%
Interest-earning assets						$4,411,383
The repricing gap analysis measures the static timing of repricing risk of assets and liabilities (i.e., a point-in-time analysis measuring the difference between assets maturing or repricing in a period and liabilities maturing or repricing within the same period). Assets are assigned to maturity and repricing categories based on their expected repayment or repricing dates, and liabilities are assigned based on their repricing or maturity dates. Core deposits that have no maturity dates (demand deposits, savings, and money market checking and NOW accounts) are assigned to categories based on expected decay rates. Gap analysis alone, however, is not necessarily an accurate measurement of interest rate risk because it does not capture the timing and amount of cash flows due to exercise of an early redemption option. For this reason, interest rate risk is also measured using simulation modeling analysis, which takes into consideration option risk.
As of December 31, 2016, the cumulative repricing gap for the three-month period was at an asset-sensitive position of 6.92 percent of interest-earning assets, which decreased from 13.56 percent as of December 31, 2015. This decrease was due mainly to a $55.8 million decrease in interest-bearing deposits in other banks, $54.6 million decrease in floating rate loans and leases and a $145.0 million increase in FHLB advances, partially offset by a $53.3 million decrease in time deposits.
As of December 31, 2016, the cumulative repricing gap for the twelve-month period was at an asset-sensitive position of 1.85 percent of interest-earning assets, which increased from 1.79 percent as of December 31, 2016. There were shifts in composition of balance sheet including decreases of $55.8 million and $71.5 million in interest-bearing deposits in other banks and floating rate investments, respectively, and increases of $86.6 million and $145 million in money market and savings deposits and FHLB advances, respectively, offset by increases of $117.7 million, $82.1 million and in fixed and floating rate loans and lease, respectively, and a decrease of $188.7 million in time deposits.
The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands)
Cumulative repricing gap	$302,239	$533,628	$81,800	$70,573
Percentage of assets	6.43%	12.68%	1.74%	1.68%
Percentage of interest-earning assets	6.85%	13.56%	1.85%	1.79%
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

	Percentage Changes		Change in Amount
Change in Interest Rate	Net Interest Income	Economic Value of Equity	Net Interest Income	Economic Value of Equity
	(In thousands)
300%	(1.60)%	(5.89)%	$(2,860)	$(34,560)
200%	(1.16)%	(4.02)%	$(2,063)	$(23,575)
100%	(0.44)%	(1.03)%	$(777)	$(6,044)
(100)%	(1)	(1)	(1)	(1)

(1)	Results are not meaningful in a low interest rate environment
The estimated sensitivity does not necessarily represent our forecast, and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and leases and securities, pricing strategies on loans and leases and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions, including how customer preferences or competitor influences might change.

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
At December 31, 2016, the Bank’s total risk-based capital ratio of 13.64 percent, Tier 1 risk-based capital ratio of 12.80 percent, common equity Tier 1 capital ratio of 12.80 percent and Tier 1 leverage capital ratio of 11.33 percent, placed the Bank in the “well capitalized” category, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratio of 6.50 percent and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.
For a discussion of recently implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Act, see “Note 15 — Regulatory Matters” of Notes to Consolidated Financial Statements in this Report.
Liquidity
For a discussion of our liquidity position, see “Note 22 - Liquidity” of Notes to Consolidated Financial Statements in this Report.
Off-Balance Sheet Arrangements
For a discussion of off-balance sheet arrangements, see “Note 21 — Off-Balance Sheet Commitments” of Notes to Consolidated Financial Statements and “Item 1. Business — Off-Balance Sheet Commitments” in this Report.
Contractual Obligations
Our contractual obligations, excluding accrued interest payments, as of December 31, 2016 are as follows:

	Less Than One Year	More Than One Year and Less Than Three Years	More Than Three Years and Less Than Five Years	More Than Five Years	Total
	(In thousands)
Time deposits	$969,612	$174,421	$35,009	$1,275	$1,180,317
Federal Home Loan Bank advances	315,000	—	—	—	315,000
Commitments to extend credit	207,190	84,977	—	18,820	310,987
Standby letter of credit	14,282	1,387	—	—	15,669
Operating lease obligations	5,954	8,521	5,228	2,625	22,328
Total	$1,512,038	$269,306	$40,237	$22,720	$1,844,301
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
Item 8.         Financial Statements and Supplementary Data
The financial statements required to be filed as a part of this Report are set forth on pages 64 through 130.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.     Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2016, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2016. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Hanmi Financial’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
The Company acquired certain leases of Irvine, California-based Banc of California on October 27, 2016. As a result, $243.3 million of leases receivable included in the Company’s consolidated financial statements as of December 31, 2016 have been excluded from management’s assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.
Based on this assessment, management determined that, as of December 31, 2016, Hanmi Financial maintained effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2016, there has been no change in Hanmi Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Hanmi Financial’s internal control over financial reporting.
Attestation Report of the Company’s Independent Registered Public Accounting Firm
KPMG LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements of Hanmi Financial and its subsidiaries, has issued an audit report on the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2016 in accordance with the standards of Public Company Accounting Oversight Board (United States).

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Hanmi Financial Corporation:
We have audited Hanmi Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (COSO 2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (COSO 2013) issued by COSO.
The Company acquired certain leases of Irvine, California-based Banc of California on October 27, 2016. As a result, $243.3 million of leases receivable included in the Company’s consolidated financial statements as of December 31, 2016 have been excluded from management’s assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the acquired leases.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Los Angeles, California
March 1, 2017

Item 9B.         Other Information
None.

Part III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the sections of Hanmi Financial Corporation's Definitive Proxy Statement to be filed with the SEC in connection with its 2017 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Election of Directors,” “Corporate Governance Principles and Board Matters” and “Executive Officers.”
Item 11.     Executive Compensation
The information required by this Item is incorporated herein by reference to the sections of the Proxy Statement entitled “Director Compensation,” and “Compensation Discussion and Analysis.”
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the sections of the Proxy Statement entitled “Beneficial Ownership of Principal Stockholders and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the sections of the Proxy Statement entitled “Director Independence” and “Certain Relationships and Related Transactions.”
Item 14.     Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the section of the 2017 Proxy Statement entitled “Ratification of the Appointment of the Independent Registered Public Accounting Firm.”

Part IV
Item 15.     Exhibits and Financial Statement Schedules

(1)	The financial statements are listed in the Index to consolidated financial statements on page 64 of this Report.

(2)	All financial statement schedules have been omitted, as the required information is not applicable, not material or has been included in the notes to consolidated financial statements.

(3)	The exhibits required to be filed with this Report are listed in the exhibit index included herein at pages 132 – 133.

Item 16.     Form 10-K Summary
None.

Hanmi Financial Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Hanmi Financial Corporation:
We have audited the accompanying consolidated balance sheets of Hanmi Financial Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Los Angeles, California
March 1, 2017

Hanmi Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands except share data)

	December 31, 2016	December 31, 2015
Assets
Cash and due from banks	$147,235	$164,364
Securities available for sale, at fair value (amortized cost of $521,053 as of December 31, 2016 and $700,627 as of December 31, 2015)	516,964	698,296
Loans held for sale, at the lower of cost or fair value	9,316	2,874
Loans and leases receivable, net of allowance for loan and lease losses of $32,429 as of December 31, 2016 and $42,935 as of December 31, 2015	3,812,340	3,140,381
Accrued interest receivable	10,987	9,501
Premises and equipment, net	28,698	29,834
Other real estate owned (“OREO”), net	7,484	8,511
Customers’ liability on acceptances	978	3,586
Servicing assets	10,564	11,744
Goodwill and other intangibles, net	12,889	1,701
Federal Home Loan Bank stock (“FHLB”), at cost	16,385	16,385
Federal Reserve Bank (“FRB”) stock, at cost	—	14,098
Deferred tax assets	46,332	52,095
Current tax assets	1,715	5,079
Bank-owned life insurance	49,440	48,340
Prepaid expenses and other assets	30,019	27,732
Total assets	$4,701,346	$4,234,521
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$1,203,240	$1,155,518
Interest-bearing	2,606,497	2,354,458
Total deposits	3,809,737	3,509,976
Accrued interest payable	2,567	3,177
Bank’s liability on acceptances	978	3,586
FHLB advances	315,000	170,000
Servicing liabilities	3,143	4,784
Subordinated debentures	18,978	18,703
Accrued expenses and other liabilities	19,918	30,377
Total liabilities	4,170,321	3,740,603
Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 32,946,197 shares (32,330,747 shares outstanding) as of December 31, 2016 and issued 32,566,522 shares (31,974,359 shares outstanding) as of December 31, 2015	33	257
Additional paid-in capital	562,446	557,761
Accumulated other comprehensive loss, net of tax benefit of $1,695 as of December 31, 2016 and $2,007 as of December 31, 2015	(2,394)	(315)
Retained earnings	41,726	6,422
Less: treasury stock, at cost; 615,450 shares as of December 31, 2016 and 592,163 shares as of December 31, 2015	(70,786)	(70,207)
Total stockholders’ equity	531,025	493,918
Total liabilities and stockholders’ equity	$4,701,346	$4,234,521
See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Income
(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Interest and dividend income:
Interest and fees on loans and leases	$164,642	$148,797	$122,222
Interest on securities	11,154	12,422	12,638
Dividends on FRB and FHLB stock	2,467	2,786	1,767
Interest on deposits in other banks	208	221	107
Total interest and dividend income	178,471	164,226	136,734
Interest expense:
Interest on deposits	16,570	15,410	13,560
Interest on subordinated debentures	825	623	235
Interest on FHLB advances	879	76	151
Interest on rescinded stock obligation	—	—	87
Total interest expense	18,274	16,109	14,033
Net interest income before provision for loan and lease losses	160,197	148,117	122,701
Negative provision for loan and lease losses	(4,339)	(11,614)	(6,258)
Net interest income after provision for loan and lease losses	164,536	159,731	128,959
Noninterest Income:
Bargain purchase gain, net of deferred taxes	—	—	14,577
Service charges on deposit accounts	11,380	12,900	11,374
Trade finance and other service charges and fees	4,232	4,623	4,946
Gain on sales of Small Business Administration ("SBA") loans	6,034	8,749	3,494
Net gain on sales of securities	46	6,611	2,011
Disposition gains on Purchased Credit Impaired ("PCI") loans	4,970	10,167	1,432
Other operating income	6,413	4,552	4,462
Total noninterest income	33,075	47,602	42,296
Noninterest Expense:
Salaries and employee benefits	63,956	62,864	50,177
Occupancy and equipment	14,992	17,371	12,295
Data processing	5,674	6,321	6,080
Professional fees	5,374	7,905	7,564
Supplies and communications	2,949	3,582	2,612
Advertising and promotion	3,910	4,201	3,435
Merger and integration costs	312	1,971	6,646
OREO expense (income)	63	307	(49)
Other operating expenses	10,993	10,806	9,911
Total noninterest expense	108,223	115,328	98,671
Income from continuing operations before provision for income taxes	89,388	92,005	72,584
Provision for income taxes	32,899	38,182	22,379
Income from continuing operations, net of taxes	$56,489	$53,823	$50,205
Discontinued operations:
Income from operations of discontinued subsidiaries (including gain on disposal of $51 in the second quarter of 2014)	$—	$—	$37
Income tax expense	—	—	481
Loss from discontinued operations	—	—	(444)
Net income	$56,489	$53,823	$49,761

Basic earnings per share:
Income from continuing operations, net of taxes	$1.76	$1.69	$1.58
Loss from discontinued operations, net of taxes	—	—	(0.01)
Basic earnings per share	$1.76	$1.69	$1.57
Diluted earnings per share:
Income from continuing operations, net of taxes	$1.75	$1.68	$1.57
Loss from discontinued operations, net of taxes	—	—	(0.01)
Diluted earnings per share	$1.75	$1.68	$1.56
Weighted-average shares outstanding:
Basic	31,899,582	31,788,215	31,696,100
Diluted	32,048,704	31,876,820	31,978,064
See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$56,489	$53,823	$49,761
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on securities
Unrealized holding gain (loss) arising during period	(1,712)	5,265	19,213
Less: reclassification adjustment for net gain included in net income	(46)	(6,611)	(2,011)
Unrealized loss on interest-only strip of servicing assets	(9)	(7)	—
Income tax benefit (expense) related to items of other comprehensive income	(312)	575	(7,359)
Other comprehensive (loss) income	(2,079)	(778)	9,843
Comprehensive income	$54,410	$53,045	$59,604
See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Retained Earnings	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at January 1, 2014	32,339,444	(577,894)	31,761,550	$257	$552,270	$(9,380)	$(73,212)	$(69,858)	$400,077
Stock options exercised	37,569	—	37,569	—	467	—	—	—	467
Stock warrants exercised	429	—	429	—	2	—	—	—	2
Restricted stock awards, net of forfeitures	110,655	—	110,655	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,165	—	—	—	2,165
Cash dividends declared	—	—	—	—	—	—	(8,928)	—	(8,928)
Net income	—	—	—	—	—	—	49,761	—	49,761
Change in unrealized loss on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	9,843	—	—	9,843
Balance at December 31, 2014	32,488,097	(577,894)	31,910,203	$257	$554,904	$463	$(32,379)	$(69,858)	$453,387
Stock options exercised	46,516	—	46,516	—	616	—	—	—	616
Stock warrants exercised	—	—	—	—	—	—	—	—	—
Restricted stock awards, net of forfeitures	31,909	—	31,909	—	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(14,269)	(14,269)	—	—	—	—	(349)	(349)
Share-based compensation expense	—	—	—	—	2,241	—	—	—	2,241
Cash dividends declared	—	—	—	—	—	—	(15,022)	—	(15,022)
Net income	—	—	—	—	—	—	53,823	—	53,823
Change in unrealized gain on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	(778)	—	—	(778)
Balance at December 31, 2015	32,566,522	(592,163)	31,974,359	$257	$557,761	$(315)	$6,422	$(70,207)	$493,918
Correction of accounting for the 2011 1-for-8 stock split	—	—	—	(224)	224	—	—	—	—
Stock options exercised	94,997	—	94,997	—	1,453	—	—	—	1,453
Restricted stock awards, net of forfeitures	284,678	—	284,678	—	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	—	(23,287)	(23,287)	—	—	—	—	(579)	(579)
Share-based compensation expense	—	—	—	—	3,008	—	—	—	3,008
Cash dividends declared	—	—	—	—	—	—	(21,185)	—	(21,185)
Net income	—	—	—	—	—	—	56,489	—	56,489
Change in unrealized loss on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	(2,079)	—	—	(2,079)
Balance at December 31, 2016	32,946,197	(615,450)	32,330,747	$33	$562,446	$(2,394)	$41,726	$(70,786)	$531,025
See Accompanying Notes to Consolidated Financial Statements

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$56,489	$53,823	$49,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,578	17,846	8,701
Share-based compensation expense	3,008	2,241	2,165
Negative provision for loan and lease losses	(4,339)	(11,614)	(6,258)
Gain on sales of securities	(46)	(6,611)	(2,011)
Gain on sales of premises and equipment	(1,053)	(137)	—
Gain on sales of SBA loans	(6,034)	(8,749)	(3,494)
Disposition gains on PCI loans	(4,970)	(10,167)	(1,432)
Bargain purchase gain on acquisition	—	—	(14,577)
Loss on sales of other real estate owned	—	—	2
Loss on sales of subsidiaries	—	—	444
Valuation adjustment on other real estate owned	63	(27)	—
Origination of SBA loans held for sale	(91,367)	(86,657)	(47,985)
Proceeds from sales of SBA loans	92,215	98,083	46,829
Change in accrued interest receivable	(1,486)	248	740
Change in bank-owned life insurance	(1,100)	(797)	(879)
Change in prepaid expenses and other assets	(1,434)	3,720	(8,713)
Change in deferred tax assets	5,451	18,055	(13,676)
Change in current tax assets	3,364	9,142	(2,268)
Change in accrued interest payable	(610)	(273)	(401)
Change in other liabilities	(8,346)	(11,596)	18,519
Net cash provided by operating activities	54,383	66,530	25,467
Cash flows from investing activities:
Proceeds from redemption of FHLB stock	—	1,195	—
Proceeds from redemption of FRB stock	14,423	—	—
Proceeds from matured, called and repayment of securities	114,012	135,413	101,713
Proceeds from sales of securities	78,282	454,201	169,533
Proceeds from sales of other real estate owned	5,474	7,532	20,200
Proceeds from sales of loans held for sale	—	360	—
Proceeds from insurance settlement on bank-owned life insurance	—	1,323	—
Cash acquired in acquisition, net of cash consideration paid	—	—	118,533
Net proceeds from sales of subsidiaries	—	—	398
Change in loans and leases receivable	(271,733)	(169,816)	(153,138)
Purchases of securities available for sale	(19,992)	(232,035)	(124,442)
Purchases of premises and equipment	(730)	(1,146)	(1,150)
Purchases of loans and leases receivable	(410,897)	(215,469)	(111,846)
Purchases of FRB stock	(325)	(1,825)	(3,404)
Net cash (used in) provided by investing activities	(491,486)	(20,267)	16,397

Cash flows from financing activities:
Change in deposits	299,761	(46,770)	(54,576)
Change in short-term FHLB advances	145,000	20,000	14,865
Redemption of FHLB advances	—	—	(2,411)
Redemption of rescinded stock obligation	—	(933)	(14,552)
Proceeds from exercise of stock options	1,453	616	467
Cash paid for repurchases of vested shares due to employee tax liability	(579)	(349)	—
Cash dividends paid (1)	(25,661)	(12,783)	(6,694)
Net cash provided by (used in) financing activities	419,974	(40,219)	(62,901)
Net (decrease) increase in cash and cash equivalents	(17,129)	6,044	(21,037)
Cash and cash equivalents at beginning of year	164,364	158,320	179,357
Cash and cash equivalents at end of period	$147,235	$164,364	$158,320
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,884	$16,382	$14,434
Income taxes	$23,327	$7,928	$37,015
Non-cash activities:
Transfer of loans receivable to other real estate owned	$4,763	$318	$9,480
Transfer of loans receivable to loans held for sale	$—	$360	$—
Note receivable from sale of insurance subsidiaries	$—	$—	$1,394
Conversion of stock warrants into common stock	$—	$—	$2
Income tax (expense) benefit related to items of other comprehensive income	$(312)	$575	$(7,359)
Change in unrealized (gain) loss in accumulated other comprehensive income	$1,712	$(5,258)	$(19,213)
Cash dividend declared (1)	$(21,185)	$(15,022)	$(8,928)

(1)
The 2015 amounts have been corrected in the current year and differ from the previously reported amounts of $10.5 million and $4.5 million for cash dividends paid and declared, respectively; and the 2014 amount has been corrected in the current year from the previously reported amount of $2.2 million for cash dividends declared.

See Accompanying Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies
Summary of Operations
Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) was formed as a holding company of Hanmi Bank (the “Bank”) and registered with the Securities and Exchange Commission under the Securities Act on March 17, 2001. Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through operation of the Bank.
On October 27, 2016, the Bank acquired certain leases of Irvine, California-based Banc of California ("Banc") and on August 31, 2014, Hanmi Financial completed its acquisition of Central Bancorp, Inc., a Texas corporation (“CBI”). See “Note 2 — Acquisitions.” During the second quarter of 2014, we sold two subsidiaries, Chun-Ha Insurance Services, Inc., a California corporation (“Chun-Ha”), and All World Insurance Services, Inc., a California corporation (“All World”). See “Note 3 — Sale of Insurance Subsidiaries and Discontinued Operations.”
Effective July 19, 2016, the Bank converted from a state member bank to a state nonmember bank and, as a result, the FDIC is now its primary federal bank regulator. The California Department of Business Oversight remains the Bank's primary state bank regulator. During the third quarter in 2016, the Federal Reserve canceled the Bank's holdings of Federal Reserve stock for $14.4 million in cash.
The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community as well as other ethnic communities across California, Texas, Illinois, Virginia, New Jersey, and New York. The Bank’s full-service offices are located in markets where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. The Bank is a California state-chartered financial institution insured by the FDIC. As of December 31, 2016, the Bank maintained a network of 41 full-service branch offices and 6 loan production offices in California, Texas, Illinois, Virginia, New Jersey, New York, Colorado, Georgina and Washington State.
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
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas where estimates are made consist of the allowance for loan and lease losses, other-than-temporary impairment, securities valuations, purchase credit impaired loans, the fair values of assets and liabilities acquired in a business combination and income taxes. Actual results could differ from those estimates.
Reclassifications
Certain amounts in the prior years' financial statements and related disclosures were reclassified to conform to the current year presentation with no effect on previously reported net income, stockholders’ equity or cash flows.

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
Loans and leases receivable
Originated loans and leases: Loans and leases are originated by the Company with the intent to hold them for investment and are stated at the principal amount outstanding, net of unearned income. Unearned income includes deferred unamortized nonrefundable loan fees and direct loan origination costs. Net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the effective interest method or taken into income when the related loans are paid off or sold. The amortization of loan fees or costs is discontinued when a loan is placed on nonaccrual status. Interest income is recorded on an accrual basis in accordance with the terms of the respective loan and includes prepayment penalties.

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
Leases Receivable: As described in “Note 2 — Acquisitions” to the consolidated financial statements, we purchased a portfolio of leases receivable during the fourth quarter of 2016. These receivables include equipment finance agreements with terms ranging from 1 to 7 years. The acquired leases receivable were measured and recorded at fair value on the date of acquisition. Leases originated by the Bank subsequent to acquisition are recorded based on the principal amount outstanding, net of unearned income, if any.
Equipment leases are similar to commercial business loans in that the leases are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial equipment leases may be substantially dependent on the success of the business itself, which in turn, is often dependent in part upon general economic conditions.
Acquired non-impaired loans and leases: Acquired non-impaired loans and leases are those loans for which there was no evidence of credit deterioration at their acquisition date and it was probable that we would be able to collect all contractually required payments. Acquired non-impaired loans and leases, together with originated loans and leases, are referred to as non-purchased credit impaired (“Non-PCI”) loans and leases. Purchase discount or premium on acquired non-impaired loans and leases is recognized as an adjustment to interest income over the contractual life of such loans and leases using the effective interest method or taken into income when the related loans or leases are paid off or sold.
Purchased credit impaired loans. Purchased credit impaired (“PCI”) loans are accounted for in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that we would be unable to collect all contractually required payments. We apply PCI loan accounting when (i) we acquire loans deemed to be impaired, and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition.
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
Non-PCI loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due. However, in certain instances, we may place a particular loan on nonaccrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual assets may be restored to accrual status when principal and interest become current and full repayment is expected, which generally occurs after sustained payment of 6 months. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for nonaccrual.
Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans restructured with troubled borrowers where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other real estate owned (“OREO”). Loans are generally placed on nonaccrual status when they become 90 days past due unless management believes the loan is adequately collateralized and in the process of collection. Additionally, the Bank may place loans that are not 90 days past due on nonaccrual status, if management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and collection of principal or interest is in question.
Loans Held for Sale
Loans originated, or transferred from loans and leases receivable, and intended for sale in the secondary market are carried at the lower of aggregate cost or fair market value. Fair market value, if lower than cost, is determined based on valuations obtained from market participants or the value of underlying collateral, calculated individually. A valuation allowance is established if the market value of such loans is lower than their cost and net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Origination fees on loans held for sale, net of certain costs of processing and closing the loans, are deferred until the time of sale and are included in the computation of the gain or loss from the sale of the related loans.
Allowance for Loan and Lease Losses on Non-PCI Loans
Management believes the allowance for loan and lease losses is appropriate to provide for probable losses inherent in the loan portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management’s estimates are based on previous loss experience; volume, growth and composition of the loan portfolio; the value of collateral; and current economic conditions. Our lending is concentrated generally in real estate, commercial, SBA and trade finance lending to small and middle market businesses primarily in California, Illinois, and Texas.
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
The Bank evaluates the allowance methodology at least annually. For the fourth quarter of, the Bank utilized a 24-quarter look-back period with equal weighting to all quarters. For the fourth quarter of 2015, the Bank utilized a 20-quarter look-back period. In addition, the estimated loss emergence period utilized in the Bank’s loss migration analysis changed to 2.5 years in 2016 from estimated 1.0 year in 2015. Moreover, in the fourth quarter of 2015, the Bank reevaluated the qualitative adjustments, reducing their affect in light of the lengthening of the business cycle and the continued improvement in credit metrics. In the first quarter of 2014, based upon a similar evaluation, the Bank utilized a 16-quarter look-back period, weighting the loss factors 46 percent for the most recent four-quarter period and 31 percent, 15 percent, and 8 percent for each of the following four-quarter periods, respectively. The change in methodology did not materially affect the amount of the allowance at December 31, 2016, 2015 or 2014.
To determine general reserve requirements, in 2016 existing loans were divided into eleven general loan pools of risk-rated loans as well as three homogenous loan pools and in 2015, existing loans were divided into fourteen general loan pools of risk-rated loans as well as three homogenous loan pools. In 2016, the pooling was revised to eliminate loan types that can be combined under a broader category in order to maintain an accurate analysis of the defined segmentation. For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade to determine risk factors for potential loss inherent in the current outstanding loan portfolio. Since the homogeneous loans are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific reserves are allocated for loans deemed “impaired.”
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
Loan losses are charged off, and recoveries are credited, to the allowance account. Additions to the allowance account are charged to earnings through a provision for loan losses while reductions are credited to earnings. The allowance for loan losses is maintained at a level considered adequate by management to absorb probable losses in the loan portfolio. The adequacy of the allowance is determined by management based upon an evaluation and review of the loan portfolio, consideration of historical loan loss experience, current economic conditions, changes in the composition of the loan portfolio, analysis of collateral values and other pertinent factors.
Loans are measured for impairment when it is probable that not all amounts, including principal and interest, will be collected in accordance with the original contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for loan losses as an adjustment to the allowance for loan losses.
The Bank follows the “Interagency Policy Statement on the Allowance for Loan and Lease Losses” and, as an integral part of the quarterly credit review process, the allowance for loan losses and allowance for off-balance sheet items are reviewed for adequacy. The California Department of Business Oversight and/or the Federal Deposit Insurance Corporation require the Bank to recognize additions to the allowance for loan losses based upon their assessment of the information available to them at the time of their examinations.
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
The servicing assets and servicing liabilities are recorded based on the present value of the contractually specified servicing fee, net of adequate compensation cost, for the estimated life of the loan, using a discount rate and a constant prepayment rate. Management periodically evaluates the servicing assets and servicing liabilities for impairment. Impairment, if it occurs, is recognized in a valuation allowance in the period of impairment.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets consist of acquired intangible assets arising from acquisitions, including core deposit intangibles and third-party originators intangible. The acquired intangible assets were initially measured at fair value and then are amortized on the straight-line method over their estimated useful lives while goodwill is not amortized.
Goodwill and other intangible assets are assessed for impairment or recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable.
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
Federal Reserve Bank Stock
The Bank was a member of the Federal Reserve Bank (“FRB”) of San Francisco and was required to maintain stock in the FRB based on a specified ratio relative to the Bank’s capital. Effective July 19, 2016, the Bank converted from a state member bank to a state nonmember bank and, as a result, the Federal Deposit Insurance Corporation is now its primary federal bank regulator. Our holdings of FRB stock were canceled by the Federal Reserve. FRB stock is carried at cost as of December 31, 2015. Both cash and stock dividends received are reported as dividend income.
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
The Bank has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout California. The partnership interests are accounted for utilizing the proportional amortization method with amortization expense and tax benefits recognized through the income tax provision in accordance with Accounting Standard Update (“ASU”) 2014-1, Accounting for Investments in Qualified Affordable Housing Projects.
Share-Based Compensation
The Company accounts for share-based compensation in accordance with FASB ASC 718, “Compensation-Stock Compensation,” During the first quarter in 2016, the Company early adopted ASU 2016-09 which provides improvements to the accounting for employee share-based payments. As a result of this new standard, excess tax benefits from exercise or vesting of share-based awards are included as a reduction in provision for income tax expense in the period in which the exercise or vesting occurs. As a result of adoption of this ASU, excess tax benefits related to the Company's share-based compensation were recognized as income tax expense in the consolidated statement of income for the year ended December 31, 2016.
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
For diluted EPS, weighted-average number of common shares included the impact of restricted stock under the treasury method. The Company amended all restricted stock agreements with time-based vesting criterion as of September 1, 2015 to allow for the payment of non-forfeitable dividends on unvested restricted stock, accordingly, we adopted the two-class method for EPS calculation pursuant to ASC 260-10, Earnings Per Share. Unvested restricted stock containing rights to non-forfeitable dividends are considered participating securities prior to vesting and have been included in the earnings allocation in computing basic and diluted EPS under the two-class method. Basic EPS is computed by dividing net income, net of income allocated to participating securities, by the weighted-average number of shares of common stock. For diluted EPS, weighted-average number of common shares include the diluted effect of stock options.
Treasury Stock
We use the cost method of accounting for treasury stock. The cost method requires us to record the reacquisition cost of treasury stock as a deduction from stockholders’ equity on the Consolidated Balance Sheets.
Business Combinations
For business combinations that are accounted for under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.
Recently Issued Accounting Standards
FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606), replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate.  ASU 2014-09 established a principles-based approach to recognizing revenue that applies to all contracts other than those covered by other authoritative U.S. GAAP guidance. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows are also required.  ASU 2014-09 was to be effective for interim and annual periods beginning after December 15, 2016 and was to be applied on either a modified retrospective or full retrospective basis. In August 2015, the FASB issued ASU 2015-14 which defers the original effective date for all entities by one year. Public business entities should apply the guidance in ASU 2015-14 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.
While the guidance will replace most existing revenue recognition guidance in GAAP, the ASU is not applicable to financial instruments and, therefore, will not impact a majority of the Company’s revenue, including net interest income. While in scope of the new guidance, the Company does not expect a material change in the timing or measurement of revenues related to deposit account fees. The Company will continue to evaluate the effect that this guidance will have on other revenue streams within its scope, as well as changes in disclosures required by the new guidance. However, we do not expect adoption of this ASU to have a material impact on the Company’s consolidated financial statements.
FASB ASU 2016-01, Financial Instruments-Overall Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, amends the guidance in U.S. GAAP on the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The FASB additionally clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. While we are currently evaluating the impact of this ASU, we do not expect its adoption to have a material impact on our consolidated financial statements.
FASB ASU 2016-02, Leases (Topic 842), introduces the most significant change for lessees including the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. By definition, a short-term lease is one in which: (a) the lease term is 12 months or less; and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which right-of-use assets and lease liabilities are not recognized and lease payments are generally recognized as expense over the lease term on a straight-line basis. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under the legacy lease accounting guidance. Examples of changes in the new guidance affecting both lessees and lessors include: (a) defining initial direct costs to only include those incremental costs that would not have been incurred if the lease had not been entered into, (b) requiring related party leases to be accounted for based on their legally enforceable terms and conditions, (c) eliminating the additional requirements that must be applied today to leases involving real estate and (d) revising the circumstances under which the transfer contract in a sale-leaseback transaction should be accounted for as the sale of an asset by the seller-lessee and the purchase of an asset by the buyer-lessor. In addition, both lessees and lessors are subject to new disclosure requirements. ASU 2016-02 is effective for public entities for interim and annual periods beginning after December 15, 2018.
As a lessee in several operating lease arrangements that are not considered short-tem, effective January 1, 2019, the Company expects to recognize a lease liability for the present value of future such lease commitments and a right of use asset for the same leases. While the Company is currently evaluating the impact of this new guidance, the adoption will result in an increase in the Company’s assets and liabilities on our consolidated balance sheets and it will likely not have a significant impact on our consolidated net income, stockholders’ equity or cash flows.
FASB ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Current expected credit losses (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost; and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (ECL) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating ECL. ASU 2016-13 is effective for public entities for interim and annual periods beginning after December 15, 2019. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently of evaluating the impact of this ASU on our consolidated financial statements.
FASB ASU 2016-15, Statement of Cash flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force), addresses eight classification issues related to the statement of cash flows: (1) Debt prepayment of debt extinguishment costs; (2) Settlement of zero-coupon bonds: (3) Contingent consideration payments made after a business combination; (4) Proceeds from the settlement of insurance claims; (5) Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) Distributions received from equity method investees; (7) Beneficial interests in securitization transactions; and (8) Separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
FASB ASU 2016-18, Statement of Cash flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU 2016-18 is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
FASB ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of Business, provides guidance on evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new standard clarifies that when substantially all of the fair value of gross assets acquired is concentrated in a single asset, or a group of similar assets, the asset acquired would not represent a business. The new ASU introduces this initial required screen, if met, eliminates the need for further assessment. For public business entities with a calendar year end, the standard is effective in 2018. Early adoption is permitted, including adoption in an interim period. The amendments can be applied to transactions occurring before the guidance was issued, as long as the applicable financial statements have not been issued. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
FASB ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, simplifies the subsequent measurement of goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill (i.e., the current Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Under this ASU, the impairment test is simply the comparison of the fair value of a reporting unit with its carrying amount (the current Step 1), with the impairment charge being the deficit in fair value but not exceeding the total amount of goodwill allocated to that reporting unit. The simplified one-step impairment test applies to all reporting units (including those with zero or negative carrying amounts). An entity should apply the amendments in this ASU on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this standard. Public business entities should adopt the amendments in this ASU for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Note 2 — Acquisitions
Acquisition of Certain Leases of Irvine, California-based Banc of California
On October 27, 2016, the Bank acquired certain leases of Irvine, California-based Banc of California. The acquisition included purchase of equipment leases diversified across the U.S. with concentrations in California, Georgia and Texas. This transaction was considered purchase of a business in accordance with current accounting guidance and accordingly the Bank applied the acquisition method of accounting to the transaction.
Cash consideration paid was $240.8 million and the net estimated fair value of the equipment lease portfolio was $228.2 million as of the acquisition date. In addition to the leases, the Bank recorded other tangible and intangible assets of $12.6 million. The intangible assets included an identifiable intangible asset representing the estimated fair value of third-party originators ("TPO") of $483,000 and goodwill of $11.0 million. The TPO intangible is being amortized over its estimated useful life of 7 years.
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
The application of the acquisition method of accounting resulted in a bargain purchase gain of $14.6 million. The operations of CBI are included in our operating results since the acquisition date. Acquisition-related costs of $2.0 million and $6.6 million for the years ended December 31, 2015 and 2014, respectively, were expensed as incurred as merger and integration costs. These expenses are comprised primarily of system conversion costs and professional fees. The $297.3 million estimated fair value of loans acquired from CBI was determined by utilizing a discounted cash flow methodology considering credit and interest rate risk. Cash flows were determined by estimating future loan losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a current market rate for similar loans. There was no carryover of CBI’s allowance for loan losses associated with the loans acquired as loans were initially recorded at fair value.

The following table summarizes the accretable yield on the PCI loans acquired from the CBI merger at August 31, 2014.

(In thousands)
Undiscounted contractual cash flows	$93,623
Nonaccretable discount	(17,421)
Undiscounted cash flow to be collected	76,202
Estimated fair value of PCI loans	65,346
Accretable yield	$10,856
The core deposit intangible (“CDI”) of $2.2 million was recognized for the core deposits acquired from CBI. The CDI is amortized over its useful life of approximately 10 years on an accelerated basis and reviewed for impairment as circumstances warrant. The CDI amortization expense for the years ended December 31, 2016, 2015 and 2014 was $326,000, $379,000 and $132,000, respectively.
The fair value of savings and transactional deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Expected cash flows were utilized for the fair value calculation of the certificates of deposit based on the contractual terms of the certificates of deposit and the cash flows were discounted based on a current market rate for certificates of deposit with corresponding maturities. The premium of $11.3 million was recognized for certificates of deposit acquired from CBI. The accretion of time deposits premium for the years ended December 31, 2016, 2015 and 2014 was $2.7 million, $5.6 million and $2.3 million, respectively.
The fair value of subordinated debentures was determined by estimating projected future cash flows and discounting them at a market rate of interest. A discount of $8.3 million was recognized for subordinated debentures, which will be amortized over their contractual term. The amortization of discount for the years ended December 31, 2016, 2015 and 2014 was $275,000, $176,000 and $71,000, respectively.
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

Summarized financial information for our discontinued operations related to Chun-Ha and All World are as follows:

June 30, 2014
(In thousands)
Cash and cash equivalents	$1,602
Premises and equipment, net	90
Other intangible assets, net	1,089
Other assets	2,855
Total assets	$5,636

Income tax payable	$415
Accrued expenses and other liabilities	1,878
Total liabilities	$2,293
Net assets of discontinued operations	$3,343

Year Ended December 31,
2014
(In thousands)
Noninterest (loss) income	$(14)
Gain on disposal	51
Income before taxes	37
Provision for income taxes	481
Net (loss) income from discontinued operations	$(444)

Note 4 — Securities
The following is a summary of securities available for sale as of December 31, 2016 and 2015:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(In thousands)
December 31, 2016
Mortgage-backed securities (1) (2)	$230,489	$598	$1,457	$229,630
Collateralized mortgage obligations (1)	77,447	6	1,002	76,451
U.S. government agency securities	7,499	—	58	7,441
SBA loan pool securities	4,356	—	210	4,146
Municipal bonds-tax exempt	159,789	236	1,995	158,030
Municipal bonds-taxable	13,391	319	9	13,701
Corporate bonds	5,010	5	—	5,015
U.S. treasury securities	156	—	—	156
Mutual funds	22,916	—	522	22,394
Total securities available for sale	$521,053	$1,164	$5,253	$516,964

December 31, 2015
Mortgage-backed securities (1) (2)	$286,450	$392	$2,461	$284,381
Collateralized mortgage obligations (1)	97,904	79	997	96,986
U.S. government agency securities	48,478	—	656	47,822
SBA loan pool securities	63,670	7	411	63,266
Municipal bonds-tax exempt	162,101	1,820	19	163,902
Municipal bonds-taxable	13,932	189	88	14,033
Corporate bonds	5,017	—	24	4,993
U.S. treasury securities	159	1	—	160
Mutual funds	22,916	—	163	22,753
Total securities available for sale	$700,627	$2,488	$4,819	$698,296

(1)    Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Include securities collateralized by home equity conversion mortgages with total estimated fair value of $52.9 million and $58.6 million as of December 31, 2016 and 2015, respectively.
The amortized cost and estimated fair value of securities as of December 31, 2016, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. Mutual funds do not have contractual maturities. However, they are included in the table shown below as over ten years since the Company intends to hold these securities for at least this duration. All other securities are included based on their contractual maturities.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Within one year	$337	$337
Over one year through five years	78,893	78,747
Over five years through ten years	212,719	211,025
Over ten years	229,104	226,855
Total	$521,053	$516,964

FASB ASC 320, “Investments – Debt and Equity Securities,” requires us to periodically evaluate our investments for other-than-temporary impairment (“OTTI”). There was no OTTI charge during the year ended December 31, 2016.
Gross unrealized losses on securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of December 31, 2016 and 2015:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(In thousands, except number of securities)
December 31, 2016
Mortgage-backed securities	$1,345	$102,647	38	$112	$11,350	3	$1,457	$113,997	41
Collateralized mortgage obligations	676	60,786	27	326	10,579	7	1,002	71,365	34
U.S. government agency securities	58	7,441	3	—	—	—	58	7,441	3
SBA loan pool securities	—	—	—	210	4,146	2	210	4,146	2
Municipal bonds-tax exempt	1,995	125,004	54	—	—	—	1,995	125,004	54
Municipal bonds-taxable	9	2,904	2	—	—	—	9	2,904	2
Mutual funds	413	21,478	4	109	916	3	522	22,394	7
Total	$4,496	$320,260	128	$757	$26,991	15	$5,253	$347,251	143
December 31, 2015
Mortgage-backed securities	$1,734	$193,931	52	$727	$21,659	9	$2,461	$215,590	61
Collateralized mortgage obligations	335	48,970	18	662	32,964	13	997	81,934	31
U.S. government agency securities	201	23,289	8	455	24,533	8	656	47,822	16
SBA loan pool securities	161	50,499	12	250	7,036	3	411	57,535	15
Municipal bonds-tax exempt	19	8,922	6	—	—	—	19	8,922	6
Municipal bonds-taxable	88	7,106	4	—	—	—	88	7,106	4
Corporate bonds	24	4,994	1	—	—	—	24	4,994	1
Mutual funds	66	21,820	3	97	928	3	163	22,748	6
Total	$2,628	$359,531	104	$2,191	$87,120	36	$4,819	$446,651	140
All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2016 and December 31, 2015 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of December 31, 2016 and December 31, 2015. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.
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
The Company does not intend to sell these securities and it is more likely than not that we will not be required to sell the investments before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2016 and December 31, 2015 were not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2016 and December 31, 2015 were warranted.
Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Gross realized gains on sales of securities	$396	$6,776	$2,012
Gross realized losses on sales of securities	(350)	(165)	(1)
Net realized gains on sales of securities	$46	$6,611	$2,011
Proceeds from sales of securities	$78,282	$456,098	$169,533
For the year ended December 31, 2016, there was a $46,000 net gain in earnings resulting from the redemption and sale of securities that had previously been recognized as net unrealized losses of $314,000 in comprehensive income. For the year ended December 31, 2015, there was a $6.6 million net gain in earnings resulting from the redemption and sale of securities that had previously been recorded as net unrealized gains of $1.9 million in comprehensive income.
Securities available for sale with market values of $133.0 million and $72.0 million as of December 31, 2016 and 2015, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.
Note 5 — Loans and Leases
The Board of Directors and management review and approve the Bank’s loan and lease policy and procedures on a regular basis to reflect issues such as regulatory and organizational structure changes, strategic planning revisions, concentrations of credit, loan and lease delinquencies and nonperforming loans and leases, problem loans and leases, and policy adjustments.
Real estate loans are loans secured by liens or interest in real estate, to provide purchase, construction, and refinance on real estate properties. Commercial and industrial loans consist of commercial term loans, commercial lines of credit, and Small Business Administration (“SBA”) loans. Leases receivables include equipment finance agreements which are typically secured by the business assets being financed. Consumer loans consist of auto loans, credit cards, personal loans, and home equity lines of credit. We maintain management loan review and monitoring departments that review and monitor pass graded loans as well as problem loans to prevent further deterioration.
Concentrations of Credit: The majority of the Bank’s loan and lease portfolio consists of commercial real estate and commercial and industrial loans. The Bank has been diversifying and monitoring commercial real estate loans based on property types, tightening underwriting standards, and portfolio liquidity and management, and has not exceeded certain specified limits set forth in the Bank’s loan and lease policy.

Loans and leases receivable
Loans and leases receivable consisted of the following as of the dates indicated:

	December 31, 2016			December 31, 2015
	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total
	(In thousands)
Real estate loans:
Commercial property
Retail	$857,629	$2,324	$859,953	$735,501	$4,849	$740,350
Hotel/motel	649,540	1,618	651,158	539,345	4,080	543,425
Gas station	260,187	2,692	262,879	319,363	4,292	323,655
Other (1)	1,107,589	2,067	1,109,656	973,243	5,418	978,661
Construction	55,962	—	55,962	23,387	—	23,387
Residential property	337,791	976	338,767	234,879	1,157	236,036
Total real estate loans	3,268,698	9,677	3,278,375	2,825,718	19,796	2,845,514
Commercial and industrial loans:
Commercial term	138,032	136	138,168	152,602	171	152,773
Commercial lines of credit	136,231	—	136,231	128,224	—	128,224
International loans	25,821	—	25,821	31,879	—	31,879
Total commercial and industrial loans	300,084	136	300,220	312,705	171	312,876
Leases receivable	243,294	—	243,294	—	—	—
Consumer loans (2)	22,830	50	22,880	24,879	47	24,926
Total loans and leases	3,834,906	9,863	3,844,769	3,163,302	20,014	3,183,316
Allowance for loan and lease losses	(31,458)	(971)	(32,429)	(37,494)	(5,441)	(42,935)
Loans and leases receivable, net	$3,803,448	$8,892	$3,812,340	$3,125,808	$14,573	$3,140,381

(1)
Includes, among other property types, mixed-use, apartment, office, industrial, faith-based facilities and warehouse; the remaining real estate categories represents less than one percent of the Bank's total loans and leases.

(2)	Consumer loans include home equity lines of credit of $17.7 million and $21.8 million as of December 31, 2016 and 2015, respectively.
Accrued interest on loans and leases receivable was $8.2 million and $7.9 million at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, loans and leases receivable totaling $1.0 billion and $557.7 million, respectively, were pledged to secure advances from the FHLB and the FRB’s discount window.

The following table details the information on the sales and reclassifications of loans receivable to loans held for sale (excluding PCI loans) by portfolio segment for the years ended December 31, 2016 and 2015:

	Real Estate	Commercial and Industrial	Total Non-PCI
	(In thousands)
December 31, 2016
Balance at beginning of period	$840	$2,034	$2,874
Origination of loans held for sale	65,416	25,951	91,367
Sales of loans held for sale	(58,836)	(26,065)	(84,901)
Principal payoffs and amortization	(10)	(14)	(24)
Balance at end of period	$7,410	$1,906	$9,316

December 31, 2015
Balance at beginning of period	$3,323	$2,128	$5,451
Origination of loans held for sale	56,247	30,410	86,657
Reclassification from loans receivable to loans held for sale	360	—	360
Sales of loans held for sale	(59,030)	(30,441)	(89,471)
Principal payoffs and amortization	(60)	(63)	(123)
Balance at end of period	$840	$2,034	$2,874
Allowance for Loan and Lease Losses
Activity in the allowance for loan and lease losses and allowance for off-balance sheet items was as follows for the periods indicated:

	Non-PCI Loans and Leases	PCI Loans	Total
As of and for the Year Ended December 31, 2016	(In thousands)
Balance at beginning of period	$37,494	$5,441	$42,935
Charge-offs	(3,736)	(5,133)	(8,869)
Recoveries on loans and leases previously charged off	2,702	—	2,702
Net loan and lease recoveries (charge-offs)	(1,034)	(5,133)	(6,167)
(Negative provision) provision charged to operating expense	(5,002)	663	(4,339)
Balance at end of period	$31,458	$971	$32,429

As of and for the Year Ended December 31, 2015
Balance at beginning of period	$51,640	$1,026	$52,666
Charge-offs	(3,531)	—	(3,531)
Recoveries on loans and leases previously charged off	5,423	—	5,423
Net loan and lease recoveries (charge-offs)	1,892	—	1,892
(Negative provision) provision charged to operating expense	(16,038)	4,415	(11,623)
Balance at end of period	$37,494	$5,441	$42,935

As of and for the Year Ended December 31, 2014
Balance at beginning of period	$57,555	$—	$57,555
Charge-offs	(6,992)	—	(6,992)
Recoveries on loans and leases previously charged off	8,361	—	8,361
Net loan and lease recoveries (charge-offs)	1,369	—	1,369
(Negative provision) provision charged to operating expense	(7,284)	1,026	(6,258)
Balance at end of period	$51,640	$1,026	$52,666

The following table details the information on the allowance for loan and lease losses on non-PCI loans leases by portfolio segment for the years ended December 31, 2016 and 2015:

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(In thousands)
December 31, 2016
Allowance for loan losses on non-PCI loans and leases:
Beginning balance	$29,800	$7,081	—	$242	$371	$37,494
Charge-offs	(3,022)	(706)	(6)	(2)	—	(3,736)
Recoveries on loans and leases previously charged off	667	1,978	1	56	—	2,702
(Negative provision) provision	(2,233)	(2,771)	312	(105)	(205)	(5,002)
Ending balance	$25,212	$5,582	$307	$191	$166	$31,458
Ending balance: individually evaluated for impairment	$3,980	$347	$—	$—	$—	$4,327
Ending balance: collectively evaluated for impairment	$21,232	$5,235	$307	$191	$166	$27,131
Non-PCI loans and leases receivable:
Ending balance	$3,268,698	$300,084	$243,294	$22,830	$—	$3,834,906
Ending balance: individually evaluated for impairment	$21,757	$4,174	$—	$419	$—	$26,350
Ending balance: collectively evaluated for impairment	$3,246,941	$295,910	$243,294	$22,411	$—	$3,808,556

Allowance for loan losses on PCI loans:
Beginning balance	$5,397	$42	$—	$2	$—	$5,441
Charge-offs	(5,133)	—	—	—	—	(5,133)
Provision	658	(1)	—	6	—	663
Ending balance: acquired with deteriorated credit quality	$922	$41	$—	$8	$—	$971
PCI loans receivable:
Ending balance: acquired with deteriorated credit quality	$9,677	$136	$—	$50	$—	$9,863

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
December 31, 2015
Allowance for loan and lease losses on non-PCI loans:
Beginning balance	$41,194	$9,142	$220	$1,084	$51,640
Charge-offs	(565)	(2,966)	—	—	(3,531)
Recoveries on loans and leases previously charged off	2,080	3,339	4	—	5,423
Provision (negative provision)	(12,909)	(2,434)	18	(713)	(16,038)
Ending balance	$29,800	$7,081	$242	$371	$37,494
Ending balance: individually evaluated for impairment	$3,858	$587	$—	$—	$4,445
Ending balance: collectively evaluated for impairment	$25,942	$6,494	$242	$371	$33,049
Non-PCI loans and leases receivable:
Ending balance	$2,825,718	$312,705	$24,879	$—	$3,163,302
Ending balance: individually evaluated for impairment	$27,341	$6,853	$1,665	$—	$35,859
Ending balance: collectively evaluated for impairment	$2,798,377	$305,852	$23,214	$—	$3,127,443
Allowance for loan losses on PCI loans:
Beginning balance	$895	$131	$—	$—	$1,026
Provision	4,502	(89)	2	—	4,415
Ending balance: acquired with deteriorated credit quality	$5,397	$42	$2	$—	$5,441
PCI loans receivable:
Ending balance: acquired with deteriorated credit quality	$19,796	$171	$47	$—	$20,014
Loan Quality Indicators
As part of the on-going monitoring of the quality of our loan and lease portfolio, we utilize an internal loan and lease grading system to identify credit risk and assign an appropriate grade (from 0 to (8)) for each and every loan or lease in our loan and lease portfolio. A third-party loan review is required on an annual basis. Additional adjustments are made when determined to be necessary. The loan and lease grade definitions are as follows:
Pass and Pass-Watch: Pass and Pass-Watch loans and leases, grades (0-4), are in compliance with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weaknesses as defined under “Special Mention,” “Substandard” or “Doubtful.” This category is the strongest level of the Bank’s loan and lease grading system. It consists of all performing loans and lease with no identified credit weaknesses. It includes cash and stock/security secured loans or other investment grade loans.
Special Mention: A Special Mention loan or lease, grade (5), has potential weaknesses that deserve management’s close attention. If not corrected, these potential weaknesses may result in deterioration of the repayment of the debt and result in a Substandard classification. Loans and leases that have significant actual, not potential, weaknesses are considered more severely classified.
Substandard: A Substandard loan or lease, grade (6), has a well-defined weakness that jeopardizes the liquidation of the debt. A loan or lease graded Substandard is not protected by the sound worth and paying capacity of the borrower, or of the value and type of collateral pledged. With a Substandard loan or lease, there is a distinct possibility that the Bank will sustain some loss if the weaknesses or deficiencies are not corrected.

Doubtful: A Doubtful loan or lease, grade (7), is one that has critical weaknesses that would make the collection or liquidation of the full amount due improbable. However, there may be pending events which may work to strengthen the loan or lease, and therefore the amount or timing of a possible loss cannot be determined at the current time.
Loss: A loan or lease classified as Loss, grade (8), is considered uncollectible and of such little value that their continuance as active bank assets is not warranted. This classification does not mean that the loan or lease has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be possible in the future. Loans and leases classified as Loss will be charged off in a timely manner.
As of December 31, 2016 and 2015, pass/pass-watch, special mention and classified (substandard and doubtful) loans and leases (excluding PCI loans), disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total
	(In thousands)
December 31, 2016
Real estate loans:
Commercial property
Retail	$851,147	$2,275	$4,207	$857,629
Hotel/motel	634,397	5,497	9,646	649,540
Gas station	252,123	1,911	6,153	260,187
Other	1,100,070	1,645	5,874	1,107,589
Construction	55,962	—	—	55,962
Residential property	337,227	—	564	337,791
Commercial and industrial loans:
Commercial term	133,811	2,060	2,161	138,032
Commercial lines of credit	135,699	464	68	136,231
International loans	23,406	2,415	—	25,821
Leases receivable	242,393	—	901	243,294
Consumer loans	22,139	—	691	22,830
Total Non-PCI loans and leases	$3,788,374	$16,267	$30,265	$3,834,906

December 31, 2015
Real estate loans:
Commercial property
Retail	$722,483	$9,519	$3,499	$735,501
Hotel/motel	517,462	9,604	12,279	539,345
Gas station	309,598	5,897	3,868	319,363
Other	953,839	8,662	10,742	973,243
Construction	23,387	—	—	23,387
Residential property	232,862	58	1,959	234,879
Commercial and industrial loans:
Commercial term	145,773	2,370	4,459	152,602
Commercial lines of credit	127,579	195	450	128,224
International loans	29,719	2,160	—	31,879
Consumer loans	22,707	91	2,081	24,879
Total Non-PCI loans and leases	$3,085,409	$38,556	$39,337	$3,163,302

The following is an aging analysis of gross loans and leases (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Accruing 90 Days or More Past Due
	(In thousands)
December 31, 2016
Real estate loans:
Commercial property
Retail	$9	$137	$234	$380	$857,249	$857,629	$—
Hotel/motel	1,037	46	600	1,683	647,857	649,540	—
Gas station	245	643	137	1,025	259,162	260,187	—
Other	432	79	1,100	1,611	1,105,978	1,107,589	—
Construction	—	—	—	—	55,962	55,962	—
Residential property	730	89	423	1,242	336,549	337,791	—
Commercial and industrial loans:
Commercial term	484	42	111	637	137,395	138,032	—
Commercial lines of credit	—	—	—	—	136,231	136,231	—
International loans	80	—	—	80	25,741	25,821	—
Leases receivable	2,090	1,043	385	3,518	239,776	243,294
Consumer loans	170	—	—	170	22,660	22,830	—
Total Non-PCI loans	$5,277	$2,079	$2,990	$10,346	$3,824,560	$3,834,906	$—

December 31, 2015
Real estate loans:
Commercial property
Retail	$441	$343	$399	$1,183	$734,318	$735,501	$—
Hotel/motel	1,250	49	3,840	5,139	534,206	539,345	—
Gas station	959	406	1,517	2,882	316,481	319,363	—
Other	1,144	661	1,636	3,441	969,802	973,243	—
Construction	—	—	—	—	23,387	23,387	—
Residential property	—	—	396	396	234,483	234,879	—
Commercial and industrial loans:
Commercial term	420	253	458	1,131	151,471	152,602	—
Commercial lines of credit	58	—	392	450	127,774	128,224	—
International loans	—	497	—	497	31,382	31,879	—
Consumer loans	250	5	—	255	24,624	24,879	—
Total Non-PCI loans	$4,522	$2,214	$8,638	$15,374	$3,147,928	$3,163,302	$—
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
			(In thousands)
As of or for The Year Ended December 31, 2016
Real estate loans:
Commercial property
Retail	$1,678	$1,684	$151	$1,527	$120	$2,243	$141
Hotel/motel	6,227	6,823	2,243	3,984	3,078	4,887	454
Gas station	4,984	5,092	4,984	—	—	4,831	645
Other	6,070	6,808	3,127	2,943	782	7,104	681
Residential property	2,798	2,851	2,798	—	—	2,656	112
Commercial and industrial loans:
Commercial term	4,106	4,171	1,229	2,877	347	4,815	307
Commercial lines of credit	68	68	68	—	—	45	14
International loans	—	—	—	—	—	315	—
Consumer loans	419	489	419	—	—	622	29
Total Non-PCI loans	$26,350	$27,986	$15,019	$11,331	$4,327	$27,518	$2,383

As of or for The Year Ended December 31, 2015
Real estate loans:
Commercial property
Retail	$2,597	$2,892	$2,435	$162	$27	$3,878	$277
Hotel/motel	7,168	7,538	2,873	4,295	3,068	6,628	572
Gas station	5,393	5,815	4,400	993	112	7,116	436
Other	9,288	10,810	7,219	2,069	647	10,218	795
Residential property	2,895	3,081	2,608	287	4	2,839	120
Commercial and industrial loans:
Commercial term	5,257	5,621	1,858	3,399	457	6,637	368
Commercial lines of credit	381	493	280	101	100	1,515	42
International loans	1,215	1,215	647	568	30	1,257	—
Consumer loans	1,665	1,898	1,665	—	—	1,753	73
Total Non-PCI loans	$35,859	$39,363	$23,985	$11,874	$4,445	$41,841	$2,683

As of or for The Year Ended December 31, 2014
Real estate loans:
Commercial property
Retail	$4,436	$4,546	$1,938	$2,498	$220	$5,373	$251
Hotel/motel	5,835	6,426	4,581	1,254	1,828	4,583	398
Gas station	8,974	9,594	8,526	448	150	11,281	787
Other	10,125	11,591	8,890	1,235	319	10,579	885
Residential property	3,127	3,268	3,127	—	—	2,924	115
Commercial and industrial loans:
Commercial term	7,614	8,133	2,999	4,615	2,443	9,458	566
Commercial lines of credit	466	575	466	—	—	1,205	66
International loans	3,546	3,546	2,628	918	286	1,736	33
Consumer loans	1,742	1,907	1,742	—	—	1,651	59
Total Non-PCI loans	$45,865	$49,586	$34,897	$10,968	$5,246	$48,790	$3,160

The following is a summary of interest foregone on impaired loans (excluding PCI loans) for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$3,053	$4,168	$4,468
Less: Interest income recognized on impaired loans	(2,383)	(2,683)	(3,160)
Interest foregone on impaired loans	$670	$1,485	$1,308
There were no commitments to lend additional funds to borrowers whose loans are included above.
Nonaccrual Loans and Leases
Loans and leases are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan or lease on nonaccrual status earlier, depending upon the individual circumstances surrounding the loan or lease’s delinquency. When a loan or lease is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual loans and leases may be restored to accrual status when principal and interest payments become current and full repayment is expected.
The following table details nonaccrual loans and leases (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	As of December 31,
	2016	2015
	(In thousands)
Real estate loans:
Commercial property
Retail	$404	$946
Hotel/motel	5,266	5,790
Gas station	1,025	2,774
Other	2,033	4,068
Residential property	564	1,386
Commercial and industrial loans:
Commercial term	824	2,193
Commercial lines of credit	—	450
Leases receivable	901	—
Consumer loans	389	1,511
Total nonaccrual Non-PCI loans and leases	$11,406	$19,118

The following table details nonperforming assets (excluding PCI loans) as of the dates indicated:

	As of December 31,
	2016	2015
	(In thousands)
Nonaccrual Non-PCI loans and leases	$11,406	$19,118
Loans and leases 90 days or more past due and still accruing	—	—
Total nonperforming Non-PCI loans and leases	11,406	19,118
Other real estate owned	7,484	8,511
Total nonperforming assets	$18,890	$27,629
As of December 31, 2016, OREO consisted of twelve properties with a combined carrying value of $7.5 million, including a $5.7 million OREO acquired in the CBI acquisition or were obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date. As of December 31, 2015, OREO consisted of fourteen properties with a combined carrying value of $8.5 million, including a $7.4 million OREO acquired in the CBI acquisition or were obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date.
Troubled Debt Restructuring
The following table details TDRs (excluding PCI loans), disaggregated by concession type and by loan type, as of December 31, 2016, 2015 and 2014:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(In thousands)
December 31, 2016
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$—	$—	$—	$1,228		$1,228
Hotel/motel	1,292	3,722	—	—	5,014	—	—	—		—
Gas station	—	—	—	—	—	1,324		—		1,324
Other	387	651	143	—	1,181	2,688		286	1,344	4,318
Residential property	—				—	783		—	289	1,072
Commercial and industrial loans:
Commercial term	149	71	69	419	708	22	198	2,135	662	3,017
Commercial lines of credit	—		—	—	—	—			68	68
Consumer loans			—		—	—		119		119
Total Non-PCI loans	$1,828	$4,444	$212	$419	$6,903	$4,817	$198	$3,768	$2,363	$11,146

December 31, 2015
Real estate loans:
Commercial property
Retail	$—	$—	$—	$344	$344	$—	$—	$1,227	$—	$1,227
Hotel/motel	1,216	28	—	—	1,244	414	—	—	—	414
Gas station	959	—	—	—	959	—	—	—	—	—
Other	—	1,301	216	8	1,525	3,537	—	322	1,378	5,237
Residential property	689	—	—	—	689	—	—	—	299	299
Commercial and industrial loans:
Commercial term	45	—	997	679	1,721	40	214	1,673	945	2,872
Commercial lines of credit	222	—	—	58	280	—	—	—	—	—
Consumer loans	—	—	116	—	116	250	—	—	—	250
Total Non-PCI loans	$3,131	$1,329	$1,329	$1,089	$6,878	$4,241	$214	$3,222	$2,622	$10,299

December 31, 2014
Real estate loans:
Commercial property
Retail	$—	$—	$—	$2,032	$2,032	$306	$—	$—	$—	$306
Hotel/motel	1,115	(53)	—	—	1,062	1,807	—	—	—	1,807
Gas station	1,075	—	—	—	1,075	2,335	—	—	—	2,335
Other	943	1,498	433	24	2,898	2,343	—	782	1,372	4,497
Residential property	742	—	—	—	742	—	—	—	308	308
Commercial and industrial loans:
Commercial term	14	(1)	2,556	1,481	4,050	57	226	567	1,358	2,208
Commercial lines of credit	227	—	126	113	466	2,156	—	—	—	2,156
International loans	—	—	—	—	—	—	—	200	—	200
Consumer loans	—	—	131	—	131	—	—	—	—	—
Total Non-PCI loans	$4,116	$1,444	$3,246	$3,650	$12,456	$9,004	$226	$1,549	$3,038	$13,817
As of December 31, 2016, 2015 and 2014, total TDRs, excluding loans held for sale, were $18.0 million, $17.2 million and $26.3 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for six months or less. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1)the present value of expected future cash flows discounted at the loan’s effective interest rate; (2)the loan’s observable market price; or (3)the fair value of the collateral if the loan is collateral dependent.
At December 31, 2016, 2015 and 2014, TDRs, excluding loans held for sale, were subjected to specific impairment analysis, and we determined impairment reserves of $3.4 million, $1.0 million and $2.9 million, respectively, related to these loans which were included in the allowance for loan losses.
The following table details TDRs (excluding PCI loans), disaggregated by loan class, for the years ended December 31, 2016, 2015 and 2014:

	December 31, 2016			December 31, 2015			December 31, 2014
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
				(In thousands, except number of loans)
Real estate loans:
Commercial property
Retail (1)	1	$21	$23	1	$1,230	$1,227	2	$2,205	$2,032
Hotel/motel (2)	1	3,764	3,722	—	—	—	1	832	821
Gas station (3)	—	—	—	—	—	—	1	2,040	1,979
Other (4)	—	—	—	2	725	724	3	1,422	1,352
Residential property (5)	—	—	—	—	—	—	1	317	308
Commercial and industrial loans:
Commercial term (6)	5	403	331	10	973	801	5	721	629
Commercial lines of credit (7)	—	—	—	—	—	—	3	2,366	2,509
International loans (8)	—	—	—	—	—	—	1	480	200
Consumer loans (9)	—	—	—	1	250	250	—	—	—
Total Non-PCI loans	7	$4,188	$4,076	14	$3,178	$3,002	17	$10,383	$9,830

(1)
Includes a modification of $23,000 through a reduction of principal or accrued interest payment for the year ended December 31, 2016, a modification of $1.2 million through payment deferrals for the year ended December 31, 2015 and a modification of $2.0 million through payment deferrals for the year ended December 31, 2014.

(2)	Includes a modification of $3.7 million through a payment deferral for the year ended December 31, 2016 and a modification of $821,000 through a payment deferral for the year ended December 31, 2014.

(3)	Includes a modification of $2.0 million through a payment deferral for the year ended December 31, 2014.

(4)
Includes a modification of $724,000 through a payment deferral for the year ended December 31, 2015 and modifications of $943,000 through a payment deferral, $385,000 through a reduction of principal or accrued interest and $24,000 through an extension of maturity for the year ended December 31, 2014.

(5)	Includes a modification of $308,000 through an extension of maturity for the year ended December 31, 2014.

(6)
Includes three modifications of $216,000 through payment deferrals, a modification of $65,000 through a reduction of principal or accrued interest payment and a modification of $50,000 through and extension of maturity for the year ended December 31, 2016. Includes modifications of $34,000 through payment deferral, $60,000 through reductions of principal or accrued interest and $707,000 through extensions of maturity for the year ended December 31, 2015 and modifications of $184,000 through reductions of principal or accrued interest and $445,000 through extensions of maturity for the year ended December 31, 2014.

(7)	Includes modifications of $2.4 million through payment deferrals and $126,000 through a reduction of principal or accrued interest for the year ended December 31, 2014.

(8)	Includes a modification of $200,000 through a reduction of principal or accrued interest for the year ended December 31, 2014.

(9)	Includes a modification of $250,000 through a payment deferral for the year ended December 31, 2015.
During the year ended December 31, 2016, we restructured monthly payments on 7 loans, with a net carrying value of $4.1 million as of December 31, 2016, through temporary payment structure modifications or re-amortization. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.
The following table details TDRs (excluding PCI loans) that defaulted subsequent to the modifications occurring within the previous twelve months, disaggregated by loan class, for years ended December 31, 2016, 2015 and 2014, respectively:

	For the Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands, except number of loans)
Real estate loans:
Commercial property
Retail	—	$—	—	$—	1	$1,856
Gas station	—	—	—	—	—	—
Other	—	—	1	412	3	1,352
Commercial and industrial loans:
Commercial term	1	50	1	178	—	—
Commercial lines of credit	—	—	—	—	2	353
Total Non-PCI loans	1	$50	2	$590	6	$3,561
Purchased Credit Impaired Loans
As part of the acquisition of CBI, the Company purchased loans for which there was, at acquisition, evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table summarizes the changes in carrying value of PCI loans for the three-year period ended December 31, 2016:

	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(In thousands)		(In thousands)		(In thousands)
Beginning Balance	$14,573	$(5,944)	$43,475	$(11,025)	$—	$—
Additions from CBI Acquisition at August 31, 2014	—	—	—	—	65,346	(10,856)
Accretion	1,144	1,144	2,956	2,956	1,448	1,448
Payments received	(7,138)	—	(31,215)	—	(17,803)	—
Disposal/transfers to OREO	977	—	3,772	—	(4,490)	—
Change in expected cash flows, net	—	(877)	—	2,125	—	(1,617)
Provision for credit losses	(664)	—	(4,415)	—	(1,026)	—
Ending Balance	$8,892	$(5,677)	$14,573	$(5,944)	$43,475	$(11,025)

As of December 31, 2016 and 2015, pass/pass-watch, special mention and classified (substandard and doubtful) PCI loans, disaggregated by loan class, were as follows:

	December 31, 2016
	Pass/Pass-Watch	Special Mention	Classified	Total	Allowance Amount	Total PCI Loans
	(In thousands)
Real estate loans:
Commercial property
Retail	$—	$—	$2,324	$2,324	$122	$2,202
Hotel/motel	177	—	1,441	$1,618	138	1,480
Gas station	—	1,180	1,512	$2,692	589	2,103
Other	—	—	2,067	$2,067	1	2,066
Residential property	976	—	—	$976	72	904
Commercial and industrial loans:
Commercial term	—	—	136	$136	41	95
Consumer loans	—	—	50	$50	8	42
Total PCI loans	$1,153	$1,180	$7,530	$9,863	$971	$8,892

	December 31, 2015
	Pass/Pass-Watch	Special Mention	Classified	Total	Allowance Amount	Total PCI Loans
	(In thousands)
Real estate loans:
Commercial property
Retail	$—	$—	$4,849	$4,849	$269	$4,580
Hotel/motel	186	—	3,894	$4,080	88	3,992
Gas station	—	176	4,116	$4,292	477	3,815
Other	—	—	5,418	$5,418	4,412	1,006
Residential property	999	—	158	$1,157	151	1,006
Commercial and industrial loans:
Commercial term	—	—	171	$171	42	129
Consumer loans	—	—	47	$47	2	45
Total PCI loans	$1,185	$176	$18,653	$20,014	$5,441	$14,573
Loans accounted for as PCI are generally considered accruing and performing loans as the accretable discount is accreted to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans are classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of December 31, 2016, we had no PCI loans on nonaccrual status and included in the delinquency table below.

As of December 31, 2016	Pooled PCI Loans				Non-pooled PCI Loans
	#Loans	#Pools	Carrying Amount (In thousands)	% of total	#Loans	Carrying Amount (In thousands)	% of total	Total PCI Loans (In thousands)
Real estate loans:
Commercial property	45	6	$7,780	89%	1	$921	11%	$8,701
Construction	—	—	—	—%	—	—	—%	—
Residential property	—	—	—	—%	2	976	100%	976
Total real estate loans	45	6	7,780	80%	3	1,897	20%	9,677
Commercial and industrial loans	6	3	136	100%	—	—	—%	136
Consumer loans	1	1	50	100%	—	—	—%	50
Total acquired loans	52	10	$7,966	81%	3	$1,897	19%	$9,863
Allowance for loan losses			$(617)			$(354)		$(971)
Total carrying amount			$7,349			$1,543		$8,892

As of December 31, 2015	Pooled PCI Loans				Non-pooled PCI Loans
	#Loans	#Pools	Carrying Amount (In thousands)	% of total	#Loans	Carrying Amount (In thousands)	% of total	Total PCI Loans (In thousands)
Real estate loans:
Commercial property	71	9	$17,644	95%	2	$995	5%	$18,639
Construction	—	—	—	—%	—	—	—%	—
Residential property	2	2	119	10%	2	1,038	90%	1,157
Total real estate loans	73	11	17,763	90%	4	2,033	10%	19,796
Commercial and industrial loans	11	3	171	100%	—	—	—%	171
Consumer loans	1	1	47	100%	—	—	—%	47
Total acquired loans	85	15	$17,981	90%	4	$2,033	10%	$20,014
Allowance for loan losses			$(5,136)			$(305)		$(5,441)
Total carrying amount			$12,845			$1,728		$14,573

The following table presents a summary of the borrowers’ underlying payment status of PCI loans as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Allowance Amount	Total PCI Loans
	(In thousands)
December 31, 2016
Real estate loans:
Commercial property
Retail	$797	$—	$238	$1,035	$1,289	$2,324	$122	$2,202
Hotel/motel	178	—	—	178	1,440	1,618	138	1,480
Gas station	—	—	116	116	2,576	2,692	589	2,103
Other	—	—	7	7	2,060	2,067	1	2,066
Residential property	—	—	—	—	976	976	72	904
Commercial and industrial loans:
Commercial term	—	—	6	6	130	136	41	95
Consumer loans	—	—	50	50	—	50	8	42
Total PCI loans	$975	$—	$417	$1,392	$8,471	$9,863	$971	$8,892
December 31, 2015
Real estate loans:
Commercial property
Retail	$—	$267	$1,109	$1,376	$3,473	$4,849	$269	$4,580
Hotel/motel	—	9	154	163	3,917	4,080	88	3,992
Gas station	—	—	457	457	3,835	4,292	477	3,815
Other	4	—	4,996	5,000	418	5,418	4,412	1,006
Residential property	—	—	158	158	999	1,157	151	1,006
Commercial and industrial loans:
Commercial term	—	—	4	4	167	171	42	129
Consumer loans	—	—	47	47	—	47	2	45
Total PCI loans	$4	$276	$6,925	$7,205	$12,809	$20,014	$5,441	$14,573

Note 6 — Servicing Assets and Liabilities
The changes in servicing assets and liabilities for the years ended December 31, 2016 and 2015 were as follows:

	As of December 31,
	2016	2015
	(In thousands)
Servicing assets:
Balance at beginning of period	$11,744	$13,773
Addition related to sale of SBA loans	2,184	2,573
Impairment provision	—	(330)
Amortization	(3,364)	(4,272)
Balance at end of period	$10,564	$11,744
Servicing liabilities:
Balance at beginning of period	$4,784	$5,971
Amortization	(1,641)	(1,187)
Balance at end of period	$3,143	$4,784
At December 31, 2016 and 2015, we serviced the loans sold to unaffiliated parties in the amount of $484.7 million and $474.0 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.
The Company recorded servicing fee income of $4.7 million, $4.6 million and $3.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Net amortization expense was $1.7 million, $3.1 million and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Servicing fee income, net of amortization of servicing assets and liabilities, is included in other operating income in the consolidated statements of income.
Note 7 — Premises and Equipment
The following is a summary of the major components of premises and equipment:

	As of December 31,
	2016	2015
	(In thousands)
Land	$8,750	$9,810
Building and improvements	18,313	19,455
Furniture and equipment	20,668	19,711
Leasehold improvements	11,833	11,296
Leased equipment	880	—
	60,444	60,272
Accumulated depreciation and amortization	(31,383)	(30,075)
Impairment reserve	(363)	(363)
Total premises and equipment, net	$28,698	$29,834
Depreciation and amortization expense related to premises and equipment was $2.9 million, $3.1 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 8 — Goodwill and other intangibles
The third-party originators intangible of $483,000 and goodwill of $11.0 million was recorded as a result of the acquisition of the leasing portfolio on October 27, 2016. The core deposit intangible ("CDI") of $2.2 million was recognized for the core deposits acquired from CBI merger at August 31, 2014. Company's intangible assets were as follows for the periods indicated:

		December 31, 2016			December 31, 2015
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Core deposit intangible	10 years	$2,213	$(838)	$1,375	$2,213	$(512)	$1,701
Third-party originators intangible	7 years	$483	$—	$483	$—	$—	$—
Goodwill	N/A	$11,031	$—	$11,031	$—	$—	$—
Total intangible assets		$13,727	$(838)	$12,889	$2,213	$(512)	$1,701
Intangibles amortization expense for the years ended December 31, 2016, 2015 and 2014 was $326,000, $379,000 and $132,000, respectively, and estimated future amortization expense related to CDI and the third-party originators intangible for each of the next five years is as follows:

Year Ending December 31,	Amount
(In thousands)
2017	$337
2018	362
2019	310
2020	261
2021	216
Thereafter	365
As of December 31, 2016 management was not aware of any circumstances that would indicate impairment of goodwill or other intangible assets. There were no impairment charges related to intangible assets recorded through earnings in 2016 or 2015.
Note 9 — Deposits
At December 31, 2016, the scheduled maturities of time deposits are as follows:

Year Ending December 31,	Time Deposits of $250,000 or More	Other Time Deposits	Total
	(In thousands)
2017	$417,142	$552,470	$969,612
2018	22,984	133,372	156,356
2019	2,843	15,222	18,065
2020	794	17,234	18,028
2021	1,910	15,071	16,981
Thereafter	261	1,014	1,275
Total	$445,934	$734,383	$1,180,317

A summary of interest expense on deposits was as follows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Demand – interest-bearing	$75	$114	$101
Money market and savings	6,470	4,195	4,758
Time deposits of $100,000 or more	6,605	6,639	4,321
Other time deposits	3,420	4,462	4,380
Total interest expense on deposits	$16,570	$15,410	$13,560
Accrued interest payable on deposits totaled $2.6 million and $3.2 million at December 31, 2016 and 2015, respectively. Total deposits reclassified to loans due to overdrafts at December 31, 2016 and 2015 were $1.2 million and $1.8 million, respectively.
Note 10 — FHLB Advances
FHLB advances and other borrowings consisted of the following:

	As of December 31,
	2016	2015
	(In thousands)
FHLB advances	$315,000	$170,000
Total FHLB advances	$315,000	$170,000
FHLB advances represent collateralized obligations with the FHLB. The following is a summary of contractual maturities pertaining to FHLB advances:

Year of Maturity	Amount	Weighted- Average Interest Rate
	(In thousands)
2017	$315,000	0.55%
Total	$315,000	0.55%
The following is financial data pertaining to FHLB advances:

	As of December 31,
	2016	2015	2014
	(In thousands)
Weighted-average interest rate at end of year	0.55%	0.27%	0.27%
Weighted-average interest rate during the year	0.45%	0.20%	0.21%
Average balance of FHLB advances	$196,708	$38,110	$69,781
Maximum amount outstanding at any month-end	$320,000	$180,000	$150,000
We have pledged loans receivable with market values of $993.2 million as collateral with the FHLB for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is $736.6 million, of which $421.6 million remained available as of December 31, 2016. At December 31, 2016, we had $10.5 million available for use through the Fed Discount Window, as we pledged loans receivable with carrying values of $10.7 million, and there were no borrowings.
At December 31, 2016, advances from the FHLB were $315.0 million, an increase of $145.0 million from $170.0 million at December 31, 2015, and the FHLB advances were all overnight borrowings at December 31, 2016. For the years ended December 31, 2016, 2015 and 2014 interest expense on FHLB advances were $879,000, $76,000 and $151,000, respectively, and the weighted-average interest rates were 0.45 percent, 0.20 percent and 0.21 percent, respectively.

Note 11 — Subordinated Debentures and Rescinded Stock Obligation
Subordinated Debentures
During the third quarter of 2014, the Company assumed CBI’s Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount will be amortized to interest expense over the remaining term. In December 2005, a trust was formed by CBI and issued $26.0 million Trust Preferred Securities (“TPS”) at 6.26 percent fixed rate for the first five years and a variable rate at the 3 month LIBOR plus 140 basis thereafter and invested the proceeds in Subordinated Debentures. The Subordinated Debentures will mature on December 31, 2035, however, the Bank may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. The discount amortization was $275,000 and $176,000 for the years ended December 31, 2016 and 2015, respectively.
Rescinded Stock Obligation
On August 31, 2014, the closing date of CBI Acquisition, Hanmi Financial assumed a rescinded stock obligation of $15.5 million and a related accrued interest payable of $4.5 million. The obligation resulted from issuance of CBI common shares that CBI was not legally authorized to issue in 2010 and 2009. Interest has been accrued on the obligation at statutory interest rates which vary from state to state. The remaining rescinded stock obligation balance of $933,000 and related accrued interest payable of $288,000 were paid in full in 2015.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Unrecognized tax benefits at beginning of year	$934	$1,765	$1,254
Gross increases for tax positions of prior years	105	—	676
Gross decreases for tax positions of prior years	—	—	(165)
Lapse of statute of limitations	—	(831)	—
Unrecognized tax benefits at end of year	$1,039	$934	$1,765
The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $1.0 million, $0.9 million and $1.8 million as of December 31, 2016, 2015 and 2014, respectively.
For the year ended December 31, 2016, unrecognized tax benefits increased by $105,000 in connection with California Enterprise Zone interest deductions. For the year ended December 31, 2015, unrecognized tax benefits decreased by $831,000 in connection with the tax position taken on expense related to Section 195 and FRB Stock dividend. For the year ended December 31, 2014, unrecognized tax benefits increased by $676,000 related to California Enterprise Zone interest deduction, offset by $165,000 decrease in connection with the tax position related to non-qualified stock option.
In 2016, 2015 and 2014, the Company accrued interest of $33,000, $20,000 and $52,000 for uncertain tax benefits, respectively. As of December 31, 2016, 2015 and 2014, the total amounts of accrued interest related to uncertain tax positions, net of federal tax benefit, were $101,000, $67,000 and $366,000, respectively. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest and penalties are included within the related tax liability line on the Consolidated Balance Sheets.
Unrecognized tax benefit primarily includes state exposures from California Enterprise Zone interest deductions. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

As of December 31, 2016, the Company was subject to examination by various federal and state tax authorities for the years ended December 31, 2008 through 2016. As of December 31, 2016, the Company was subjected to audit or examination by Internal Revenue Service for the 2013 and 2014 tax years and California Franchise Tax Board for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements due to the result of the audits.
The Company adopted ASU 2016-09, Compensation - Stock Compensation. In accordance with this standard the Company recognizes excess tax benefits as income tax expense or benefit in the income statement. During 2016, the Company recognized $614,000 of income tax deductions due to excess tax benefits arising from exercises and vesting.
A summary of the provision for income taxes was as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current expense:
Federal	$19,802	$14,755	$21,037
State	6,503	5,084	5,753
Total current expense	26,305	19,839	26,790
Deferred expense (benefit):
Federal	4,410	13,663	(3,597)
State	2,184	4,680	(333)
Total deferred expense	6,594	18,343	(3,930)
Provision for income taxes	$32,899	$38,182	$22,860

Deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Deferred tax assets:
Loan and lease loss provision	$13,932	$18,205	$22,676
Depreciation	—	—	3,491
Purchase accounting	7,492	13,156	13,731
Net operating loss carryforward	16,876	21,511	24,435
Unrealized loss on securities available for sale	1,695	859	287
Indemnified assets	1,441	152	—
Tax credit	3,516	3,939	5,853
State taxes	2,231	1,539	1,951
Other	5,726	5,040	9,234
Total deferred tax assets	52,909	64,401	81,658
Deferred tax liabilities:
Mark to market	(3,960)	(10,469)	(6,462)
Depreciation	(396)	(705)	—
Purchase accounting	—	—	—
Indemnified assets	—	—	(2,995)
Other	(1,190)	(1,132)	(2,051)
Total deferred tax liabilities	(5,546)	(12,306)	(11,508)
Valuation Allowance	(1,031)	—	—
Net deferred tax assets	$46,332	$52,095	$70,150
As of December 31, 2016 the Company's net deferred tax assets, which primarily consists of net operating loss carryforwards and the allowance for loan and lease losses, decreased by $5.8 million primarily due to the reduction in the allowance for loan and lease losses, net operating loss carryforwards, and purchase accounting, offset by a reduction in mark to market. As of December 31, 2015, the Company’s net deferred tax assets decreased by $18.1 million from 2014 due mainly to the reduction in the allowance for loan and lease losses and an increase in mark to market.
As of each reporting date, management considers the realization of deferred tax assets based on management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. As of December 31, 2016, management determined that a valuation allowance of $1.0 million was appropriate against certain state net operating losses. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. As of December 31, 2015, management determined no valuation allowance was required. Therefore the valuation allowance increased $1.0 million in 2016.
As of December 31, 2016, the Company had net operating loss carryforwards of $5.2 million and $236.6 million for federal and state income tax purposes, respectively, which are available to offset future taxable income, if any, through 2033. As of December 31, 2016, the Company had federal and state low income housing tax credit carryforwards of approximately $2.8 million and $440,000, respectively. The federal low income housing tax credits carry forward through 2031 and state low income housing tax credits carry forward indefinitely. The Company also had federal alternative minimum tax credits of $400,000, which carry forward indefinitely.

Reconciliation between the federal statutory income tax rate and the effective tax rate is shown in the following table:

	Year Ended December 31,
	2016	2015	2014
Federal statutory income tax rate	35.00%	35.00%	35.00%
State taxes, net of federal tax benefits	7.04%	8.32%	5.86%
Tax-exempt municipal securities	(0.26)%	(0.26)%	(0.07)%
Tax credit - federal	(2.50)%	(2.51)%	(2.27)%
Bargain purchase gain	—%	—%	(7.03)%
Other	(2.48)%	0.95%	(0.01)%
Effective tax rate	36.80%	41.50%	31.48%
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

Note 14 — Accumulated Other Comprehensive Income (Loss)
Activity in accumulated other comprehensive income for the year ended December 31, 2016 and 2015 was as follows:

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Interest-Only Strip	Tax Benefit (Expense)	Total
		(In thousands)
For the year ended December 31, 2016
Balance at beginning of period	$(2,331)	$9	$2,007	$(315)
Other comprehensive loss before reclassification	(1,712)	(9)	(312)	$(2,033)
Reclassification from accumulated other comprehensive loss	(46)	—	—	$(46)
Period change	(1,758)	(9)	(312)	$(2,079)
Balance at end of period	$(4,089)	$—	$1,695	$(2,394)

For the year ended December 31, 2015
Balance at beginning of period	$(985)	$16	$1,432	$463
Other comprehensive (loss) income before reclassification	5,265	(7)	575	$5,833
Reclassification from accumulated other comprehensive income	(6,611)		—	$(6,611)
Period change	(1,346)	(7)	575	(778)
Balance at end of period	$(2,331)	$9	$2,007	$(315)

For the year ended December 31, 2014
Balance at beginning of period	$(18,187)	$16	$8,791	$(9,380)
Other comprehensive (loss) income before reclassification	19,213	—	(7,359)	$11,854
Reclassification from accumulated other comprehensive loss	(2,011)	—	—	$(2,011)
Period change	17,202	—	(7,359)	9,843
Balance at end of period	$(985)	$16	$1,432	$463
For the year ended December 31, 2016, there was a $46,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the redemption and sale of available-for-sale securities. The $46,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities in noninterest income. Net unrealized losses of $314,000 related to these sold securities had previously been recorded in accumulated other comprehensive income or loss.
For the year ended December 31, 2015, there was a $6.6 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the redemption and sale of available-for-sale securities. The $6.6 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities in noninterest income. Net unrealized gains of $1.9 million related to these sold securities had previously been recorded in accumulated other comprehensive income.
For the year ended December 31, 2014, there was a $2.0 million reclassification from accumulated other comprehensive income or loss to gains in earnings resulting from the redemption and sale of available-for-sale securities. The $2.0 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities in noninterest income. Net unrealized losses of $498,000 related to these sold securities had previously been recorded in accumulated other comprehensive income.

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

In addition, a new capital conservation buffer of 2.5% began to be phased in effective January 1, 2016 through January
1, 2019, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. In January 2016, the new capital conservation buffer requirement was 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. The Company and the Bank's capital conservation buffer was 5.86% and 5.64%, respectively, as of December 31, 2016.

The capital ratios of Hanmi Financial and the Bank as of December 31, 2016 and 2015 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
December 31, 2016
Total capital (to risk-weighted assets):
Hanmi Financial	$554,089	13.86%	$319,901	8.00%	N/A	N/A
Hanmi Bank	$544,759	13.64%	$319,520	8.00%	$399,399	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$520,477	13.02%	$239,926	6.00%	N/A	N/A
Hanmi Bank	$511,146	12.80%	$239,640	6.00%	$319,520	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$509,239	12.73%	$179,944	4.50%	N/A	N/A
Hanmi Bank	$511,146	12.80%	$179,730	4.50%	$259,610	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$520,477	11.53%	$180,581	4.00%	N/A	N/A
Hanmi Bank	$511,146	11.33%	$180,411	4.00%	$225,514	5.00%

December 31, 2015
Total capital (to risk-weighted assets):
Hanmi Financial	$499,076	14.91%	$267,760	8.00%	N/A	N/A
Hanmi Bank	$496,710	14.86%	$267,377	8.00%	$334,222	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$456,941	13.65%	$200,820	6.00%	N/A	N/A
Hanmi Bank	$454,634	13.60%	$200,533	6.00%	$267,377	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$456,941	13.65%	$150,615	4.50%	N/A	N/A
Hanmi Bank	$454,634	13.60%	$150,400	4.50%	$217,244	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$456,941	11.31%	$161,620	4.00%	N/A	N/A
Hanmi Bank	$454,634	11.27%	$161,399	4.00%	$201,749	5.00%

Note 16 — Fair Value Measurements
Fair Value Measurements
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
We record securities available for sale at fair value on a recurring basis. Certain other assets, such as loans held for sale, impaired loans, OREO, goodwill and other intangible assets, are recorded at fair value on a non-recurring basis. Non-recurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the re-measurement is performed.
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
Loans held for sale – All loans held for sale are SBA loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At December 31, 2016 and 2015, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.
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
Nonperforming loans held for sale – We reclassify certain nonperforming loans as held for sale when we decide to sell those loans. The fair value of nonperforming loans held for sale is generally based upon the quotes, bids or sales contract prices which approximate their fair value. Nonperforming loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of December 31, 2016 and 2015, we did not have nonperforming loans held for sale, which are measured on a nonrecurring basis with Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2016 and 2015, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(In thousands)
December 31, 2016
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$229,630	$—	$229,630
Collateralized mortgage obligations	—	76,451	—	76,451
U.S. government agency securities	—	7,441	—	7,441
SBA loan pools securities	—	4,146	—	4,146
Municipal bonds-tax exempt	—	158,030	—	158,030
Municipal bonds-taxable	—	13,701	—	13,701
Corporate bonds	—	5,015	—	5,015
U.S. treasury securities	156	—	—	156
Mutual funds	22,394	—	—	22,394
Total securities available for sale	$22,550	$494,414	$—	$516,964
December 31, 2015
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$284,381	$—	$284,381
Collateralized mortgage obligations	—	96,986	—	96,986
U.S. government agency securities	—	47,822	—	47,822
SBA loan pools securities	—	63,266	—	63,266
Municipal bonds-tax exempt	—	163,902	—	163,902
Municipal bonds-taxable	—	14,033	—	14,033
Corporate bonds	—	4,993	—	4,993
U.S. treasury securities	160	—	—	160
Mutual funds	22,753	—	—	22,753
Total securities available for sale	$22,913	$675,383	$—	$698,296

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As of December 31, 2016 and 2015, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Years Ended
	(In thousands)
December 31, 2016
Assets:
Impaired loans (excluding PCI loans) (1)	$—	$15,257	$6,767	$868
OREO (2)	—	7,484	—	—
December 31, 2015
Assets:
Impaired loans (3)	$—	$29,595	$1,044	$2,756
OREO (4)	—	8,511	—	—

(1)	Includes real estate loans of $17.8 million, commercial and industrial loans of $3.8 million, and consumer loans of $419,000.

(2)	Includes properties from the foreclosure of commercial property loans of $5.4 million and residential property loans of $2.1 million.

(3)	Includes real estate loans of $27.9 million, commercial and industrial loans of $1.0 million, and consumer loans of $1.7 million.

(4)	Includes properties from the foreclosure of commercial property loans of $6.6 million and residential property loans of $1.9 million.
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

The estimated fair values of financial instruments were as follows:

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$147,235	$147,235	$—	$—
Securities available for sale	516,964	22,550	494,414	—
Loans and leases receivable, net of allowance for loan and lease losses	3,812,340	—	—	3,789,579
Loans held for sale	9,316	—	9,316	—
Accrued interest receivable	10,987	10,987	—	—
FHLB stock	16,385	—	16,385	—
Financial liabilities:
Noninterest-bearing deposits	1,203,240	—	1,203,240	—
Interest-bearing deposits	2,606,497	—	—	2,541,929
Borrowings	333,978	—	—	333,978
Accrued interest payable	2,567	2,567	—	—
Off-balance sheet items:
Commitments to extend credit	310,987	—	—	310,987
Standby letters of credit	15,669	—	—	15,669

	December 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$164,364	$164,364	$—	$—
Securities available for sale	698,296	22,913	675,383	—
Loans receivable, net of allowance for loan losses	3,140,381		—	3,127,172
Loans held for sale	2,874	—	2,874	—
Accrued interest receivable	9,501	9,501	—	—
FHLB stock	16,385	—	16,385	—
FRB stock	14,098	—	14,098	—
Financial liabilities:
Noninterest-bearing deposits	1,155,518	—	1,155,518	—
Interest-bearing deposits	2,354,458	—	—	2,329,335
Borrowings	188,703	—	—	188,703
Accrued interest payable	3,177	3,177	—	—
Off-balance sheet items:
Commitments to extend credit	262,680	—	—	262,680
Standby letters of credit	6,839	—	—	6,839
.

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
Loans and leases receivable, net of allowance for loan and lease losses – Loans and leases receivable include Non-PCI loans and leases, PCI loans and Non-PCI impaired loans. The fair value of Non-PCI loans and leases receivable is estimated based on the discounted cash flow approach. The discount rate was derived from the associated yield curve plus spreads and reflects the offering rates offered by the Bank for loans with similar financial characteristics. Yield curves are constructed by product type using the Bank’s loan pricing model for like-quality credits. The discount rates used in the Bank’s model represent the rates the Bank would offer to current borrowers for like-quality credits. These rates could be different from what other financial institutions could offer for these loans. No adjustments have been made for changes in credit within the loan and leases portfolio. It is our opinion that the allowance for loan and lease losses relating to performing and nonperforming loans results in a fair valuation of such loans and leases. Additionally, the fair value of our loans and leases may differ significantly from the values that would have been used had a ready market existed for such loans and leases and may differ materially from the values that we may ultimately realize (Level 3).
The fair value of PCI loans receivable was estimated based on discounted expected cash flows. Increases in expected cash flows and improvements in the timing of cash flows over those previously estimated increase the amount of accretable yield and are recognized as an increase in yield and interest income prospectively. Decreases in the amount and delays in the timing of expected cash flows compared to those previously estimated decrease the amount of accretable yield and usually result in a provision for loan and lease losses and the establishment of an allowance for loan and lease losses (Level 3).
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
Note 17 — Share-based Compensation
At December 31, 2016, we had three incentive plans, the Year 2000 Stock Option Plan (the “2000 Plan”), the 2007 Equity Compensation Plan (the “2007 Plan”) which replaced the 2000 Plan and the 2013 Equity Compensation Plan (the “2013 Plan” and with the 2000 Plan and 2007 Plan, the “Plans”) which replaced the 2007 Plan.
The 2013 Plan provides awards of any options, stock appreciation right, restricted stock award, restricted stock unit award, share granted as a bonus or in lieu of another award, dividend equivalent, other stock-based award or performance award, together with any other right or interest to a participant under the plan. Plan participant includes executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. Although no future stock options may be granted under the 2007 Plan and 2000 Plan, certain employees, directors and officers of Hanmi Financial and its subsidiaries still hold options to purchase Hanmi Financial common stock under the 2013 Plan. Under the 2013 Plan, we may grant equity incentive awards for up to 1,500,000 shares of common stock. As of December 31, 2016, 646,664 shares were still available for issuance under the 2013 Plan.
The Company adopted Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation, during the three months ended March 31, 2016. Adoption of this ASU did not have a material impact on the Company's financial statements. As a result of adoption of this ASU, excess tax benefits related to the Company's share-based compensation were recognized as income tax expense in the consolidated statement of income in 2016.
The table below provides the share-based compensation expense and related tax benefits for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Share-based compensation expense	$3,008	$2,241	$2,165
Related tax benefits	$1,191	$755	$516
As of December 31, 2016, unrecognized share-based compensation expense was as follows

	Unrecognized Expense	Average Expected Recognition Period
	(In thousands)
Stock option awards	$99	0.8 years
Restricted stock awards	3,836	2.3 years
Total unrecognized share-based compensation expense	$3,935	2.2 years
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

The weighted-average fair value per share of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014
Weighted-average assumption
Dividend yield	1.80%	1.27%
Expected volatility	25.00%	35.18%
Expected term	3 years	3 years
Risk-free interest rate	1.11%	0.86%
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
The following information under the Plans is presented for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Grant date fair value of options granted	$—	$78	$583
Fair value of options vested	$2,322	$2,668	$2,141
Total intrinsic value of options exercised (1)	$1,862	$488	$353
Cash received from options exercised	$1,453	$616	$467
Weighted-average estimated fair value per share of options granted	$—	$3.62	$4.79

(1)	Intrinsic value represents the difference between the closing stock price on the exercise date and the exercise price, multiplied by the number of options.
The following is a summary of stock option transactions under the Plans for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Options outstanding at beginning of period	510,148	$24.38	603,872	$23.78	546,595	$28.09
Options granted	—	$—	28,000	$23.47	158,000	$21.30
Options exercised	(94,997)	$15.29	(46,516)	$13.24	(37,569)	$12.42
Options forfeited	(125)	$144.00	(71,608)	$20.59	(30,917)	$14.64
Options expired	(27,125)	$154.09	(3,600)	$136.79	(32,237)	$106.70
Options outstanding at end of period	387,901	$17.49	510,148	$24.38	603,872	$23.78
Options exercisable at end of period	341,561	$16.85	333,460	$27.16	224,766	$33.35

The following is a summary of transactions for non-vested stock options under the Plans for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Non-vested options outstanding at beginning of period	176,688	$19.13	379,106	$18.11	391,625	$15.56
Options granted	—	$—	28,000	$23.47	158,000	$21.30
Options vested	(130,223)	$17.83	(158,810)	$16.80	(139,602)	$15.34
Options forfeited	(125)	$144.00	(71,608)	$20.59	(30,917)	$14.64
Non-vested options outstanding at end of period	46,340	$22.42	176,688	$19.13	379,106	$18.11

As of December 31, 2016, stock options outstanding under the Plans were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
			(In thousands except share and per share data)
$10.88 to $14.99	36,901	$835	$12.27	5.4 years	36,901	$835	$12.27	5.4 years
$15.00 to $19.99	265,000	4,861	16.55	6.7 years	255,000	4,710	16.43	6.7 years
$20.00 to $24.83	86,000	1,056	22.62	7.7 years	49,660	509	22.39	7.5 years
	387,901	$6,752	$17.49	6.8 years	341,561	$6,054	$16.85	6.6 years

(1)
Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $34.90 as of December 31, 2016, and the exercise price, multiplied by the number of options.

Restricted Stock Awards
Restricted stock awards under the Plans become fully vested after a certain number of years or after certain performance criteria are met. Hanmi Financial becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. Forfeitures of restricted stock are treated as cancelled shares.
The table below provides information for restricted stock awards under the 2013 Plan for the periods indicated:

	2016		2015		2014
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	137,114	$20.74	173,222	$19.58	116,082	$16.43
Restricted stock granted	287,179	$15.52	58,092	$22.53	119,988	21.56
Restricted stock vested	(77,515)	$19.75	(68,017)	$19.16	(53,515)	$17.61
Restricted stock forfeited	(2,820)	$21.58	(26,183)	$21.16	(9,333)	$17.05
Restricted stock at end of period	343,958	$16.60	137,114	$20.74	173,222	$19.58

Note 18 — Earnings per Share
Earnings per share (“EPS”) is calculated on both a basic and a diluted basis. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings, excluding shares of common stock in treasury.
Unvested restricted stock is excluded from the calculation of weighted-average number of common shares for basic EPS. For diluted EPS, weighted-average number of common shares included the impact of restricted stock under the treasury method. The Company amended all restricted stock agreements as of September 1, 2015 to allow for the payment of non-forfeitable dividends on unvested restricted stock, accordingly, we adopted the two-class method for EPS calculation pursuant to ASC 260-10, Earnings Per Share. Unvested restricted stock containing rights to non-forfeitable dividends are considered participating securities prior to vesting and have been included in the earnings allocation in computing basic and diluted EPS under the two-class method. Basic EPS is computed by dividing net income, net of income allocated to participating securities, by the weighted-average number of shares of common stock. For diluted EPS, weighted-average number of shares of common stock include the diluted effect of stock options.

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
	(In thousands, except share and per share data)
Year Ended December 31, 2016
Basic EPS
Net income	$56,489	31,899,582	$1.77
Less: Income allocated to unvested restricted stock	457	31,899,582	0.01
Basic EPS	$56,032	31,899,582	$1.76
Effect of dilutive securities - options, warrants and unvested restricted stock		149,122
Diluted EPS
Net income	$56,489	32,048,704	$1.76
Less: Income allocated to unvested restricted stock	457	32,048,704	0.01
Diluted EPS	$56,032	32,048,704	$1.75

Year Ended December 31, 2015
Basic EPS
Net income	$53,823	31,788,215	$1.69
Less: Income allocated to unvested restricted stock	145	31,788,215	—
Basic EPS	$53,678	31,788,215	$1.69
Effect of dilutive securities - options, warrants and unvested restricted stock		88,605
Diluted EPS
Net income	$53,823	31,876,820	$1.68
Less: Income allocated to unvested restricted stock	145	31,876,820	—
Diluted EPS	$53,678	31,876,820	$1.68

Year Ended December 31, 2014
Basic EPS
Income from continuing operations, net of taxes	$50,205	31,696,100	$1.58
Loss from discontinued operations, net of taxes	(444)	31,696,100	(0.01)
Basic EPS	$49,761	31,696,100	$1.57
Effect of dilutive securities - options, warrants and unvested restricted stock		281,964
Diluted EPS
Income from continuing operations, net of taxes	$50,205	31,978,064	$1.57
Loss from discontinued operations, net of taxes	(444)	31,978,064	(0.01)
Diluted EPS	$49,761	31,978,064	$1.56
For the years ended December 31, 2016, 2015 and 2014, there were 74,389, 30,250 and 85,850 options, warrants and shares of unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.

Note 19 — Employee Benefits
401(k) Plan
We have a Section 401(k) plan for the benefit of substantially all of our employees. We match 75 percent of participant contributions to the 401(k) plan up to 8 percent of each 401(k) plan participant’s annual compensation. Contributions to the 401(k) plan were $1.9 million, $1.6 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Bank-Owned Life Insurance
As of December 31, 2016, cash surrender value of bank-owned life insurance was $49.4 million. The Bank is the beneficiary under the policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier.
Deferred Compensation Plan
Effective November 1, 2006, the Board of Directors approved the Hanmi Financial Corporation Deferred Compensation Plan (the “DCP”). The DCP is unfunded, and a non-qualified deferred compensation program for directors and certain key employees whereby they may defer a portion of annual compensation for payment upon retirement of the amount deferred plus a guaranteed return. The liabilities for the deferred compensation plan and interest thereon were zero both as of December 31, 2016 and 2015.
Note 20 — Commitments and Contingencies
We lease our premises under non-cancelable operating leases. At December 31, 2016, future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Year Ended December 31,	Amount
(In thousands)
2017	$5,954
2018	4,658
2019	3,863
2020	3,317
2021	1,911
Thereafter	2,625
Total	$22,328
For the years ended December 31, 2016, 2015 and 2014, rental expenses recorded under such leases amounted to $6.6 million, $7.6 million and $6.1 million, respectively.
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
Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31, 2016	December 31, 2015
	(In thousands)
Commitments to extend credit	$310,987	$262,680
Standby letters of credit	15,669	6,839
Commercial letters of credit	4,215	4,018
Total undisbursed loan commitments	$330,871	$273,537
The allowance for off-balance sheet items is maintained at a level believed to be sufficient to absorb probable losses related to these unfunded credit facilities. The determination of the allowance adequacy is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. Net adjustments to the allowance for off-balance sheet items are included in other operating expenses. Activity in the allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Allowance for off-balance sheet items:
Balance at beginning of period	$986	$1,366	$1,248
Provision (negative provision) charged to operating expense	198	(380)	$118
Balance at end of period	$1,184	$986	$1,366

Note 22 — Liquidity
Hanmi Financial
Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its current obligations.
Hanmi Bank
The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of December 31, 2016, the Bank had $95 million of brokered deposits.
We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its assets. As of December 31, 2016, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $736.6 million and $421.6 million, respectively, compared to $457.2 million and $287.2 million, respectively, as of December 31, 2015. The Bank’s FHLB borrowings as of December 31, 2016 and December 31, 2015 totaled $315.0 million and $170 million, respectively.

The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and leases, securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.
As a means of augmenting its liquidity, the Bank had an available borrowing source of $10.5 million from the Federal Reserve Discount Window, to which the Bank pledged loans with a carrying value of $10.7 million, and had no borrowings as of December 31, 2016. In December 2012, the Bank established a line of credit with Raymond James & Associates, Inc. for repurchase agreements up to $100.0 million. The Bank established unsecured federal funds lines of credit totaling $95.0 million from three financial institutions in June 2014 primarily to support short-term liquidity.
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
Note 23 — Condensed Financial Information of Parent Company
Balance Sheets

	Year Ended December 31,
	2016	2015
	(In thousands)
Assets
Cash	$3,885	$15,660
Investment in consolidated subsidiaries	540,672	491,610
Other assets	5,572	5,525
Total assets	$550,129	$512,795
Liabilities and Stockholders’ Equity
Liabilities:
Subordinated debentures	$18,978	$18,703
Other liabilities	126	174
Total liabilities	19,104	18,877
Stockholders’ equity	531,025	493,918
Total liabilities and stockholders’ equity	$550,129	$512,795

Statements of Income

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Equity in earnings of subsidiaries	$51,141	$56,840	$39,576
Other income (expenses), net	5,348	(3,017)	10,185
Net income	$56,489	$53,823	$49,761
Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash Flows from Operating Activities:
Net income	$56,489	$53,823	$49,761
Adjustments to reconcile net income to net cash used in operating activities:
Income from subsidiaries	(51,141)	(56,840)	(39,576)
Amortization of subordinated debentures	275	159	71
Share-based compensation expense	3,008	2,241	2,165
Bargain purchase gain	—	—	(14,577)
Change in other assets	(47)	(1,277)	(2,320)
Change in other liabilities	(48)	(1,403)	15,715
Net cash provided by (used in) operating activities	8,536	(3,297)	11,239
Cash Flows from Investing Activities:
Cash paid for repurchases of vested shares due to employee tax liability	(579)	(349)	—
Cash acquired in acquisition, net of cash consideration paid	—	—	116,967
Proceeds from Hanmi Bank	—	12,782	76,231
Payments to Hanmi Bank	—	—	(193,179)
Net cash provided by investing activities	(579)	12,433	19
Cash Flows from Financing Activities:
Proceeds from exercise of stock options and stock warrants	1,453	616	467
Cash dividend paid	(21,185)	(12,780)	(6,694)
Net cash (used in) provided by financing activities	(19,732)	(12,164)	(6,227)
Net increase (decrease) in cash	(11,775)	(3,028)	5,031
Cash at beginning of year	15,660	18,688	13,657
Cash at end of year	$3,885	$15,660	$18,688

Note 24 — Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is shown in the following tables:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2016:
Interest and dividend income	$42,674	$44,159	$44,325	$47,313
Interest expense	4,105	4,179	4,743	5,247
Net interest income before provision for loan and lease losses	38,569	39,980	39,582	42,066
Negative provision for loan and lease losses	(1,525)	(1,515)	(1,450)	151
Non-interest income	6,961	9,373	8,674	8,067
Non-interest expense	26,068	27,863	28,337	25,955
Income before provision for income taxes	20,987	23,005	21,369	24,027
Provision for income taxes	6,183	8,857	8,248	9,611
Net income	$14,804	$14,148	$13,121	$14,416
Basic earnings per share	$0.46	$0.44	$0.41	$0.45
Diluted earnings per share	$0.46	$0.44	$0.41	$0.45

2015:
Interest and dividend income	$41,437	$41,050	$40,025	$41,714
Interest expense	3,981	3,958	4,040	4,130
Net interest income before provision for loan and lease losses	37,456	37,092	35,985	37,584
Negative provision for loan and lease losses	(1,672)	(2,403)	(3,704)	(3,835)
Non-interest income	10,850	11,135	13,561	12,056
Non-interest expense	31,391	27,028	28,723	28,186
Income before provision for income taxes	18,587	23,602	24,527	25,289
Provision for income taxes	7,534	9,619	10,569	10,460
Net income	$11,053	$13,983	$13,958	$14,829
Basic earnings per share	$0.35	$0.44	$0.44	$0.46
Diluted earnings per share	$0.35	$0.44	$0.44	$0.46

Note 25 — Subsequent Events
Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of December 31, 2016.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2017	Hanmi Financial Corporation

	By:	/s/ C. G. Kum
C. G. Kum
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 1, 2017.

/s/ C. G. Kum	/s/ Romolo C. Santarosa
C. G. Kum	Romolo C. Santanrosa
President and Chief Executive Officer; Director	Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Joseph K. Rho	/s/ John J. Ahn
Joseph K. Rho	John J. Ahn
Chairman of the Board	Director

/s/ Christie K. Chu	/s/ Harry H. Chung
Christie K. Chu	Harry H. Chung
Director	Director

/s/ Paul (Seon-Hong) Kim	/s/ Joon Hyung Lee
Paul (Seon-Hong) Kim	Joon Hyung Lee
Director	Director

/s/ David L. Rosenblum	/s/ Thomas J. Williams
David L. Rosenblum	Thomas J. Williams
Director	Director

/s/ Michael M. Yang
Michael M. Yang
Director

Hanmi Financial Corporation and Subsidiaries
Exhibit Index

Exhibit Number	Document

2.1
Agreement and Plan of Merger by and among Hanmi Financial Corporation, Central Bancorp, Inc. and Harmony Merger Sub Inc., dated as of December 15, 2013 (incorporated by reference herein from Exhibit 2.1 to Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on December 16, 2013).

3.1
Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated April 19, 2000 (incorporated by reference herein from Exhibit 3.1 to Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated December 16, 2011 (incorporated by reference herein from Exhibit 3.1 to Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on December 19, 2011).

3.3
Amended and Restated Bylaws of Hanmi Financial Corporation, dated as of March 23, 2016 (incorporated by reference herein from Exhibit 3.1 to Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on March 29, 2016).

4.1
Specimen Stock Certificate representing Hanmi Financial Corporation Common Stock (incorporated by reference herein from Exhibit 4.1 to Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011).

4.2
Central Bancorp Statutory Trust I Junior Subordinated Indenture, dated as of December 27, 2005, entered into between Central Bancorp, Inc. and JPMorgan Chase Bank, National Association as Trustee (incorporated by reference herein from Exhibit 10.1 to Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016).

4.3
Amended and Restated Declaration of Trust of Central Bancorp Statutory Trust I, dated as of December 27, 2005, among Central Bancorp, Inc., JPMorgan Chase Bank, National Association, and the Administrative Trustees Named Therein (incorporated by reference herein from Exhibit 10.2 to Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016).

4.4
Central Bancorp Statutory Trust I Trust Preferred Securities Guarantee Agreement, dated as of December 27, 2005, entered into between Central Bancorp, Inc., as Guarantor, and JPMorgan Chase Bank, National Association, as Guarantee Trustee (incorporated by reference herein from Exhibit 10.3 to Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016).

10.1
Employment Agreement by and between Hanmi Financial Corporation and Hanmi Bank, on the One Hand, and C. G. Kum, on the Other Hand, dated as of May 24, 2013 (incorporated by reference herein from Exhibit 10.1 to Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on June 12, 2013).†

10.2
Hanmi Financial Corporation Form of Severance and Release Agreement (incorporated by reference herein from Exhibit 10.23 to Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009).†

10.3
Form of Indemnity Agreement (incorporated by reference herein from Exhibit 10.35 to Hanmi Financial's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011).

10.4
Hanmi Financial Corporation Amended and Restated 2013 Equity Compensation Plan (incorporated by reference herein from Exhibit 4.2 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.5
Form of Incentive Stock Option Agreement (incorporated by reference herein from Exhibit 4.2 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.6
Form of Non-Qualified Stock Option Agreement (incorporated by reference herein from Exhibit 4.3 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.7
Form of Restricted Stock Agreement (incorporated by reference herein from Exhibit 4.4 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

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