Form 10-Q
period 2017-03-31
HANMI FINANCIAL CORP
filed 2017-05-10
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do Not Check if a Smaller Reporting Company)	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 5, 2017, there were 32,399,560 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries
Quarterly Report on Form 10-Q
Three Months Ended March 31, 2017

Part I — Financial Information
Item 1. Financial Statements
Hanmi Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited) March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$138,592	$147,235
Securities available for sale, at fair value (amortized cost of $550,748 as of March 31, 2017 and $521,053 as of December 31, 2016)	548,010	516,964
Loans held for sale, at the lower of cost or fair value	8,849	9,316
Loans and leases receivable, net of allowance for loan and lease losses of $33,152 as of March 31, 2017 and $32,429 as of December 31, 2016	3,910,799	3,812,340
Accrued interest receivable	10,774	10,987
Premises and equipment, net	28,350	28,698
Other real estate owned ("OREO"), net	4,636	7,484
Customers’ liability on acceptances	932	978
Servicing assets	10,609	10,564
Goodwill and other intangible assets, net	12,797	12,889
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax asset, net	40,049	48,047
Bank-owned life insurance	49,722	49,440
Prepaid expenses and other assets	31,317	30,019
Total assets	$4,811,821	$4,701,346
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$1,241,272	$1,203,240
Interest-bearing	2,841,893	2,606,497
Total deposits	4,083,165	3,809,737
Accrued interest payable	2,619	2,567
Bank’s liability on acceptances	932	978
FHLB advances	50,000	315,000
Subordinated debentures	116,795	18,978
Accrued expenses and other liabilities	18,768	23,061
Total liabilities	4,272,279	4,170,321
Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,028,608 shares (32,392,580 shares outstanding) as of March 31, 2017 and issued 32,946,197 shares (32,330,747 shares outstanding) as of December 31, 2016	33	33
Additional paid-in capital	563,151	562,446
Accumulated other comprehensive income (loss), net of tax benefit of $1,135 as of March 31, 2017 and $1,695 as of December 31, 2016	(1,603)	(2,394)
Retained earnings	49,395	41,726
Less: treasury stock, at cost; 636,028 shares as of March 31, 2017 and 615,450 shares as of December 31, 2016	(71,434)	(70,786)
Total stockholders’ equity	539,542	531,025
Total liabilities and stockholders’ equity	$4,811,821	$4,701,346

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Interest and dividend income:
Interest and fees on loans and leases	$45,378	$39,067
Interest on securities	2,520	3,017
Dividends on Federal Reserve Bank ("FRB") and FHLB stock	374	542
Interest on deposits in other banks	77	48
Total interest and dividend income	48,349	42,674
Interest expense:
Interest on deposits	5,154	3,727
Interest on FHLB advances	468	195
Interest on subordinated debentures	373	183
Total interest expense	5,995	4,105
Net interest income before provision for loan and lease losses	42,354	38,569
Loan and lease loss provision (income)	(80)	(1,525)
Net interest income after provision for loan and lease losses	42,434	40,094
Noninterest income:
Service charges on deposit accounts	2,528	3,001
Trade finance and other service charges and fees	1,047	1,044
Gain on sales of Small Business Administration ("SBA") loans	1,464	858
Disposition gains on Purchased Credit Impaired ("PCI") loans	183	659
Net gain on sales of securities	269	—
Other operating income	1,726	1,399
Total noninterest income	7,217	6,961
Noninterest expense:
Salaries and employee benefits	17,104	15,698
Occupancy and equipment	3,982	3,496
Data processing	1,631	1,436
Professional fees	1,148	1,464
Supplies and communications	635	736
Advertising and promotion	802	522
OREO expense (income)	(101)	465
Merger and integration costs (income)	(31)	—
Other operating expenses	2,070	2,251
Total noninterest expense	27,240	26,068
Income before income tax expense	22,411	20,987
Income tax expense	8,628	6,183
Net income	$13,783	$14,804
Basic earnings per share	$0.43	$0.46
Diluted earnings per share	$0.43	$0.46
Weighted-average shares outstanding:
Basic	32,001,766	31,846,371
Diluted	32,191,458	31,928,103

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$13,783	$14,804
Other comprehensive income, net of tax:
Unrealized gain on securities:
Unrealized holding gain arising during period	1,620	9,723
Less: reclassification adjustment for net gain included in net income	(269)	—
Income tax expense related to items of other comprehensive income	(560)	(4,044)
Other comprehensive income, net of tax	791	5,679
Comprehensive income	$14,574	$20,483

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at January 1, 2016	32,566,522	(592,163)	31,974,359	$257	$557,761	$(315)	$6,422	$(70,207)	$493,918
Correction of accounting for the 2011 1-for-8 stock split	—	—	—	(224)	224	—	—	—	—
Stock options exercised	22,209	—	22,209	—	341	—	—	—	341
Restricted stock awards, net of forfeitures	253,764	—	253,764	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	619	—	—	—	619
Restricted stock surrendered due to employee tax liability	—	(820)	(820)	—	—	—	—	(17)	(17)
Cash dividends declared	—	—	—	—	—	—	(4,484)	—	(4,484)
Net income	—	—	—	—	—	—	14,804	—	14,804
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	5,679	—	—	5,679
Balance at March 31, 2016	32,842,495	(592,983)	32,249,512	$33	$558,945	$5,364	$16,742	$(70,224)	$510,860

Balance at January 1, 2017	32,946,197	(615,450)	32,330,747	$33	$562,446	$(2,394)	$41,726	$(70,786)	$531,025
Stock options exercised	1,000	—	1,000	—	13	—	—	—	13
Restricted stock awards, net of forfeitures	81,411	—	81,411	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	692	—	—	—	692
Restricted stock surrendered due to employee tax liability	—	(20,578)	(20,578)	—	—	—	—	(648)	(648)
Cash dividends declared	—	—	—	—	—	—	(6,114)	—	(6,114)
Net income	—	—	—	—	—	—	13,783	—	13,783
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	791	—	—	791
Balance at March 31, 2017	33,028,608	(636,028)	32,392,580	$33	$563,151	$(1,603)	$49,395	$(71,434)	$539,542
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$13,783	$14,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,885	3,982
Share-based compensation expense	692	619
Loan and lease loss provision (income)	(80)	(1,525)
Gain on sales of securities	(269)	—
Gain on sales of SBA loans	(1,464)	(858)
Gain on sale of premises and equipment	(1)	(35)
Disposition gains on PCI loans	(183)	(659)
Valuation adjustment on OREO	(101)	465
Origination of SBA loans held for sale	(19,192)	(12,152)
Proceeds from sales of SBA loans	21,414	13,662
Change in accrued interest receivable	213	(1,125)
Change in bank-owned life insurance	(282)	(272)
Change in prepaid expenses and other assets	(2,219)	(441)
Change in income tax assets	7,438	(3,326)
Change in accrued interest payable	52	72
Change in accrued expenses and other liabilities	(3,569)	(7,377)
Net cash provided by operating activities	20,117	5,834
Cash flows from investing activities:
Proceeds from matured, called and repayment of securities	17,404	30,884
Proceeds from sales of securities available for sale	12,573	—
Proceeds from sales of OREO	3,349	117
Change in loans and leases receivable, excluding purchases	(66,556)	(93,113)
Purchases of securities	(60,960)	—
Purchases of premises and equipment	(411)	(990)
Purchases of loans receivable	(33,573)	(30,687)
Purchases of FRB stock	—	(325)
Net cash used in investing activities	(128,174)	(94,114)
Cash flows from financing activities:
Change in deposits	273,428	(9,984)
Change in overnight FHLB borrowings	(265,000)	80,000
Issuance of subordinated debentures	97,735	—
Proceeds from exercise of stock options	13	341
Cash paid for treasury shares acquired in respect of share-based compensation	(648)	(17)
Cash dividends paid	(6,114)	(8,960)
Net cash provided by financing activities	99,414	61,380
Net decrease in cash and cash equivalents	(8,643)	(26,900)
Cash and cash equivalents at beginning of year	147,235	164,364
Cash and cash equivalents at end of period	$138,592	$137,464

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$5,943	$4,034
Income taxes	$(101)	$9,887
Non-cash activities:
Transfer of loans receivable to OREO	$—	$676
Income tax expense related to items in other comprehensive income	$(560)	$(4,044)
Change in unrealized gain in accumulated other comprehensive income	$(1,620)	$(9,723)
Cash dividends declared	$(6,114)	$(4,484)
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2017 and 2016
Note 1 — Organization and Basis of Presentation

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is a bank holding company whose subsidiary is Hanmi Bank (the “Bank”). Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operation of the Bank.

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended March 31, 2017, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report on Form 10-K”).

The preparation of interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates subject to change include, among other items, the determination of allowance for loan and lease losses and various other assets and liabilities measured at fair value.

Certain prior period amounts have been reclassified to conform to current period presentation. Descriptions of our significant accounting policies are included in Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.

Note 2 — Securities

The following is a summary of securities available for sale as of March 31, 2017 and December 31, 2016:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
March 31, 2017
Mortgage-backed securities (1) (2)	$262,713	$862	$1,480	$262,095
Collateralized mortgage obligations (1)	87,855	13	940	86,928
U.S. government agency securities	7,499	—	53	7,446
SBA loan pool securities	4,354	—	191	4,163
Municipal bonds-tax exempt	159,203	431	860	158,774
Municipal bonds-taxable	1,045	—	8	1,037
Corporate bonds	5,008	14		5,022
U.S. treasury securities	155	—		155
Mutual funds	22,916	—	526	22,390
Total securities available for sale	$550,748	$1,320	$4,058	$548,010

December 31, 2016
Mortgage-backed securities (1) (2)	$230,489	$598	$1,457	$229,630
Collateralized mortgage obligations (1)	77,447	6	1,002	76,451
U.S. government agency securities	7,499	—	58	7,441
SBA loan pool securities	4,356	—	210	4,146
Municipal bonds-tax exempt	159,789	236	1,995	158,030
Municipal bonds-taxable	13,391	319	9	13,701
Corporate bonds	5,010	5	—	5,015
U.S. treasury securities	156	—	—	156
Mutual funds	22,916	—	522	22,394
Total securities available for sale	$521,053	$1,164	$5,253	$516,964

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Includes securities collateralized by home equity conversion mortgages with total estimated fair value of $50.5 million and $52.9 million as of March 31, 2017 and December 31, 2016, respectively.

The amortized cost and estimated fair value of securities as of March 31, 2017, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. Mutual funds do not have contractual maturities. However, they are included in the table shown below as over ten years since the Company intends to hold these securities for at least this duration. All other securities are included based on their contractual maturities.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(in thousands)
Within one year	$5,485	$5,443
Over one year through five years	64,510	64,393
Over five years through ten years	250,661	249,514
Over ten years	230,092	228,660
Total	$550,748	$548,010
Gross unrealized losses on securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of March 31, 2017 and December 31, 2016:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(in thousands, except number of securities)
March 31, 2017
Mortgage-backed securities	$1,418	$149,993	51	$62	$7,096	2	$1,480	$157,089	53
Collateralized mortgage obligations	557	61,622	27	383	15,888	9	940	77,510	36
U.S. government agency securities	53	7,446	3	—	—	—	53	7,446	3
SBA loan pool securities	—	—	—	191	4,163	2	191	4,163	2
Municipal bonds-tax exempt	860	104,412	45	—	—	—	860	104,412	45
Municipal bonds-taxable	8	1,036	1	—	—	—	8	1,036	1
Mutual funds	413	21,478	4	113	914	3	526	22,392	7
Total	$3,309	$345,987	131	$749	$28,061	16	$4,058	$374,048	147

December 31, 2016
Mortgage-backed securities	$1,345	$102,647	38	$112	$11,350	3	$1,457	$113,997	41
Collateralized mortgage obligations	676	60,786	27	326	10,579	7	1,002	71,365	34
U.S. government agency securities	58	7,441	3	—	—	—	58	7,441	3
SBA loan pool securities	—	—	—	210	4,146	2	210	4,146	2
Municipal bonds-tax exempt	1,995	125,004	54	—	—	—	1,995	125,004	54
Municipal bonds-taxable	9	2,904	2	—	—	—	9	2,904	2
Mutual funds	413	21,478	4	109	916	3	522	22,394	7
Total	$4,496	$320,260	128	$757	$26,991	15	$5,253	$347,251	143

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2017 and December 31, 2016 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of March 31, 2017 and December 31, 2016. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

The Company does not intend to sell these securities and it is more likely than not that we will not be required to sell the securities before the recovery of their amortized cost basis. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of March 31, 2017 and December 31, 2016 were not other-than-temporarily impaired, and therefore, no impairment charges as of March 31, 2017 and December 31, 2016 were warranted.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Gross realized gains on sales of securities	$269	$—
Gross realized losses on sales of securities	—	—
Net realized gains on sales of securities	$269	$—
Proceeds from sales of securities	$12,573	$—

For the three months ended March 31, 2017, there was a $269,000 net gain in earnings resulting from the sale of securities. Net unrealized gains of $319,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period. There were no sales of securities during the three months ended March 31, 2016.

Securities available for sale with market values of $133.0 million and $133.0 million as of March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Note 3 — Loans and leases

Loans and Leases Receivable, Net

Loans and leases receivable consisted of the following as of the dates indicated:

	March 31, 2017			December 31, 2016
	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$908,432	$1,554	$909,986	$857,629	$2,324	$859,953
Hospitality	650,518	1,596	652,114	649,540	1,618	651,158
Gas station	253,437	2,623	256,060	260,187	2,692	262,879
Other (1)	1,113,851	2,047	1,115,898	1,107,589	2,067	1,109,656
Construction	56,072	—	56,072	55,962	—	55,962
Residential property	357,775	970	358,745	337,791	976	338,767
Total real estate loans	3,340,085	8,790	3,348,875	3,268,698	9,677	3,278,375
Commercial and industrial loans:
Commercial term	135,476	120	135,596	138,032	136	138,168
Commercial lines of credit	144,279	—	144,279	136,231	—	136,231
International loans	37,807	—	37,807	25,821	—	25,821
Total commercial and industrial loans	317,562	120	317,682	300,084	136	300,220
Leases receivable	259,591	—	259,591	243,294	—	243,294
Consumer loans (2)	17,753	50	17,803	22,830	50	22,880
Loans and leases receivable	3,934,991	8,960	3,943,951	3,834,906	9,863	3,844,769
Allowance for loan and lease losses	(32,261)	(891)	(33,152)	(31,458)	(971)	(32,429)
Loans and leases receivable, net	$3,902,730	$8,069	$3,910,799	$3,803,448	$8,892	$3,812,340

(1)
The remaining other real estate categories represent less than one percent of total loans and leases, which, among other property types, include mixed-use, apartment, office, industrial, faith-based facilities and warehouse.

(2)	Consumer loans include home equity lines of credit of $16.1 million and $17.7 million as of March 31, 2017 and December 31, 2016, respectively.

Accrued interest on loans and leases receivable was $8.2 million at March 31, 2017 and December 31, 2016. At March 31, 2017 and December 31, 2016, loans receivable of $1.0 billion were pledged to secure borrowing facilities from the FHLB.

Loans Held for Sale

The following is the activity for SBA loans held for sale for the three months ended March 31, 2017 and 2016:

	SBA Loans Held for Sale
	Real Estate	Commercial and Industrial	Total
	(in thousands)
March 31, 2017
Balance at beginning of period	$7,410	$1,906	$9,316
Originations	12,633	6,559	19,192
Sales	(12,254)	(7,389)	(19,643)
Principal payoffs and amortization	—	(16)	(16)
Balance at end of period	$7,789	$1,060	$8,849

March 31, 2016
Balance at beginning of period	$840	$2,034	$2,874
Originations	6,473	5,679	12,152
Sales	(5,488)	(6,935)	(12,423)
Principal payoffs and amortization	(1)	(19)	(20)
Balance at end of period	$1,824	$759	$2,583

Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses was as follows for the periods indicated:

	As of and for the Three Months Ended
	March 31, 2017			March 31, 2016
	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total
	(in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$31,458	$971	$32,429	$37,494	$5,441	$42,935
Charge-offs	(186)	—	(186)	(637)	—	(637)
Recoveries on loans and leases previously charged off	989	—	989	253	—	253
Net loan and lease (charge-offs) recoveries	803	—	803	(384)	—	(384)
Loan and lease loss provision (income)	—	(80)	(80)	(1,729)	204	(1,525)
Balance at end of period	$32,261	$891	$33,152	$35,381	$5,645	$41,026

Management believes the allowance for loan and lease losses is appropriate to provide for probable losses inherent in the loan and lease portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management’s estimates are based on previous loss experience; volume, growth and composition of the loan and lease portfolio; the value of collateral; and current economic conditions. Our lending is concentrated generally in real estate, commercial, SBA and trade finance lending to small and middle market businesses primarily in California, Texas and Illinois.

The following tables details the information on the allowance for loan and lease losses by portfolio segment as of and for the three months ended March 31, 2017 and 2016:

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(In thousands)
March 31, 2017
Allowance for loan and lease losses on non-PCI loans and leases:
Beginning balance	$25,212	$5,582	307	$191	$166	$31,458
Charge-offs	(104)	(40)	(42)	—	—	(186)
Recoveries on loans and leases previously charged off	712	277	—	—	—	989
Loan and lease loss provision (income)	(1,060)	95	715	(69)	319	—
Ending balance	$24,760	$5,914	$980	$122	$485	$32,261
Ending balance: individually evaluated for impairment	$3,756	$791	$—	$—	$—	$4,547
Ending balance: collectively evaluated for impairment	$21,004	$5,123	$980	$122	$485	$27,714

Non-PCI loans and leases receivable:
Ending balance	$3,340,085	$317,562	$259,591	$17,753	$—	$3,934,991
Ending balance: individually evaluated for impairment	$20,795	$3,828	$—	$321	$—	$24,944
Ending balance: collectively evaluated for impairment	$3,319,290	$313,734	$259,591	$17,432	$—	$3,910,047

Allowance for loan losses on PCI loans:
Beginning balance	$922	$41	$—	$8	$—	$971
Charge-offs	—	—	—	—	—	—
Loan loss provision (income)	(80)	—	—	—	—	(80)
Ending balance	$842	$41	$—	$8	$—	$891

PCI loans receivable:
Ending balance: acquired with deteriorated credit quality	$8,790	$120	$—	$50	$—	$8,960

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(In thousands)
March 31, 2016
Allowance for loan and lease losses on non-PCI loans and leases:
Beginning balance	$29,800	$7,081	—	$242	$371	$37,494
Charge-offs	(535)	(102)	—	—	—	(637)
Recoveries on loans and leases previously charged off	93	160	—	—	—	253
Loan and lease loss provision (income)	(1,080)	(850)	—	13	188	(1,729)
Ending balance	$28,278	$6,289	$—	$255	$559	$35,381
Ending balance: individually evaluated for impairment	$3,334	$759	$—	$—	$—	$4,093
Ending balance: collectively evaluated for impairment	$24,944	$5,530	$—	$255	$559	$31,288

Non-PCI loans and leases receivable:
Ending balance	$2,966,390	$295,471	$—	$24,783	$—	$3,286,644
Ending balance: individually evaluated for impairment	$25,595	$6,441	$—	$700	$—	$32,736
Ending balance: collectively evaluated for impairment	$2,940,795	$289,030	$—	$24,083	$—	$3,253,908

Allowance for loan losses on PCI loans:
Beginning balance	$5,397	$42	$—	$2	$—	$5,441
Loan loss provision (income)	202	2	—	—	—	204
Ending balance	$5,599	$44	$—	$2	$—	$5,645

PCI loans receivable:
Ending balance: acquired with deteriorated credit quality	$19,625	$161	$—	$49	$—	$19,835

Loan and Lease Quality Indicators

As part of the on-going monitoring of the credit quality of our loan and lease portfolio, we utilize an internal loan and lease grading system to identify credit risk and assign an appropriate grade, from 0 to 8, for each loan or lease in our loan and lease portfolio. Third party loan reviews are performed throughout the year. Additional adjustments are made when determined to be necessary. The loan and lease grade definitions are as follows:
Pass and Pass-Watch: Pass and pass-watch loans and leases, grades 0-4, are in compliance in all respects with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weaknesses as defined under Special Mention, Substandard or Doubtful. This category is the strongest level of the Bank’s loan and lease grading system. It incorporates all performing loans and leases with no credit weaknesses. It includes cash and stock/security secured loans or other investment grade loans.
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
Loss: A loan or lease classified as loss, grade 8, is considered uncollectible and of such little value that its continuance as an active bank asset is not warranted. This classification does not mean that the loan or lease has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be possible in the future. Loans and leases classified as loss are charged off in a timely manner.

Under regulatory guidance, loans and leases graded special mention or worse are considered criticized loans and leases, and loans and leases graded substandard or worse are considered classified loans and leases.

     As of March 31, 2017 and December 31, 2016, pass/pass-watch, special mention and classified loans and leases (excluding PCI loans), disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total
	(in thousands)
March 31, 2017
Real estate loans:
Commercial property
Retail	$902,614	$1,652	$4,166	$908,432
Hospitality	636,396	4,515	9,607	650,518
Gas station	249,125	2,029	2,283	253,437
Other	1,106,847	2,794	4,210	1,113,851
Construction	56,072	—	—	56,072
Residential property	357,543	—	232	357,775
Commercial and industrial loans:
Commercial term	131,424	2,130	1,922	135,476
Commercial lines of credit	143,979	300	—	144,279
International loans	37,807	—	—	37,807
Leases receivable	257,947	—	1,644	259,591
Consumer loans	17,292	—	461	17,753
Total Non-PCI loans and leases	$3,897,046	$13,420	$24,525	$3,934,991

December 31, 2016
Real estate loans:
Commercial property
Retail	$851,147	$2,275	$4,207	$857,629
Hospitality	634,397	5,497	9,646	649,540
Gas station	252,123	1,911	6,153	260,187
Other	1,100,070	1,645	5,874	1,107,589
Construction	55,962	—	—	55,962
Residential property	337,227	—	564	337,791
Commercial and industrial loans:
Commercial term	133,811	2,060	2,161	138,032
Commercial lines of credit	135,699	464	68	136,231
International loans	23,406	2,415	—	25,821
Leases receivable	242,393	—	901	243,294
Consumer loans	22,139	—	691	22,830
Total Non-PCI loans and leases	$3,788,374	$16,267	$30,265	$3,834,906

The following is an aging analysis of loans and leases (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
	(in thousands)
March 31, 2017
Real estate loans:
Commercial property
Retail	$241	$—	$234	$475	$907,957	$908,432
Hospitality	4,429	—	106	4,535	645,983	650,518
Gas station	1,699	623	134	2,456	250,981	253,437
Other	891	—	352	1,243	1,112,608	1,113,851
Construction	—	—	—	—	56,072	56,072
Residential property	778	45	417	1,240	356,535	357,775
Commercial and industrial loans:
Commercial term	212	368	285	865	134,611	135,476
Commercial lines of credit	—	300	—	300	143,979	144,279
International loans	—	—	—	—	37,807	37,807
Leases receivable	1,829	997	1,435	4,261	255,330	259,591
Consumer loans	79	126	40	245	17,508	17,753
Total Non-PCI loans and leases	$10,158	$2,459	$3,003	$15,620	$3,919,371	$3,934,991

December 31, 2016
Real estate loans:
Commercial property
Retail	$9	$137	$234	$380	$857,249	$857,629
Hospitality	1,037	46	600	1,683	647,857	649,540
Gas station	245	643	137	1,025	259,162	260,187
Other	432	79	1,100	1,611	1,105,978	1,107,589
Construction	—	—	—	—	55,962	55,962
Residential property	730	89	423	1,242	336,549	337,791
Commercial and industrial loans:
Commercial term	484	42	111	637	137,395	138,032
Commercial lines of credit	—	—	—	—	136,231	136,231
International loans	80	—	—	80	25,741	25,821
Leases receivable	2,090	1,043	385	3,518	239,776	243,294
Consumer loans	170	—	—	170	22,660	22,830
Total Non-PCI loans and leases	$5,277	$2,079	$2,990	$10,346	$3,824,560	$3,834,906

There were no loans that were 90 days or more past due and accruing interest as of March 31, 2017 and 2016.

Impaired Loans and Leases

Loans and leases are considered impaired when the Bank will be unable to collect all interest and principal payments per the contractual terms of the loan and lease agreement, unless the loan is well-collateralized and in the process of collection; or they are classified as Troubled Debt Restructurings (“TDRs”) because, due to the financial difficulties of the borrowers, we have granted concessions to the borrowers we would not otherwise consider; or when current information or events make it unlikely to collect in full according to the contractual terms of the loan or lease agreements; or there is a deterioration in the borrower’s financial condition that raises uncertainty as to timely collection of either principal or interest; or full payment of both interest and principal is in doubt according to the original contractual terms.
We evaluate loan and lease impairment in accordance with applicable GAAP. Impaired loans and leases are measured based on the present value of expected future cash flows discounted at the receivable's effective interest rate or, as a practical expedient, at the receivable's observable market price or the fair value of the collateral if the loan or lease is collateral dependent, less estimated costs to sell. If the measure of the impaired loan or lease is less than the recorded investment in the loan or lease, the deficiency is either charged off against the allowance for loan and lease losses or we establish a specific allocation in the allowance for loan and lease losses. Additionally, loans and leases that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan and lease losses required for the period.
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

The following tables provide information on impaired loans and leases (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Related Allowance
	(in thousands)
March 31, 2017
Real estate loans:
Commercial property
Retail	$1,661	$1,670	$151	$1,510	$130
Hospitality	6,175	6,803	2,453	3,722	3,010
Gas station	4,918	5,048	4,918	—	—
Other	5,276	5,833	3,971	1,305	616
Residential property	2,765	2,825	2,765	—	—
Commercial and industrial loans:
Commercial term	3,828	3,901	1,052	2,776	791
Consumer loans	321	368	321	—	—
Total Non-PCI loans and leases	$24,944	$26,448	$15,631	$9,313	$4,547

December 31, 2016
Real estate loans:
Commercial property
Retail	$1,678	$1,684	$151	$1,527	$120
Hospitality	6,227	6,823	2,243	3,984	3,078
Gas station	4,984	5,092	4,984	—	—
Other	6,070	6,808	3,127	2,943	782
Residential property	2,798	2,851	2,798	—	—
Commercial and industrial loans:
Commercial term	4,106	4,171	1,229	2,877	347
Commercial lines of credit	68	68	68	—	—
Consumer loans	419	489	419	—	—
Total Non-PCI loans and leases	$26,350	$27,986	$15,019	$11,331	$4,327

	Three Months Ended
	Average Recorded Investment	Interest Income Recognized
	(in thousands)
March 31, 2017
Real estate loans:
Commercial property
Retail	$1,667	$31
Hospitality	6,254	67
Gas station	4,828	94
Other	5,332	89
Residential property	2,773	33
Commercial and industrial loans:
Commercial term	3,892	59
Consumer loans	324	3
Total Non-PCI loans and leases	$25,070	$376

March 31, 2016
Real estate loans:
Commercial property
Retail	$2,872	$41
Hospitality	6,703	154
Gas station	5,107	162
Other	8,249	212
Residential property	2,770	30
Commercial and industrial loans:
Commercial term	5,213	77
Commercial lines of credit	45	5
International loans	1,260	—
Consumer loans	693	8
Total Non-PCI loans and leases	$32,912	$689

The following is a summary of interest foregone on impaired loans and leases (excluding PCI loans) for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms	$591	$893
Less: Interest income recognized on impaired loans and leases	(376)	(689)
Interest foregone on impaired loans and leases	$215	$204

There were no commitments to lend additional funds to borrowers whose loans are included in the table above.

Nonaccrual Loans and Lease and Nonperforming Assets

Loans and leases are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the receivable is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan or lease receivable on nonaccrual status earlier, depending upon the individual circumstances surrounding the delinquency. When a receivable is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual loans and leases may be restored to accrual status when principal and interest payments become current and full repayment is expected.

The following table details nonaccrual loans and leases (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	March 31, 2017	December 31, 2016
	(in thousands)
Real estate loans:
Commercial property
Retail	$397	$404
Hospitality	5,271	5,266
Gas station	994	1,025
Other	2,763	2,033
Residential property	552	564
Commercial and industrial loans:
Commercial term	822	824
Leases receivable	1,644	901
Consumer loans	331	389
Total nonaccrual Non-PCI loans and leases	$12,774	$11,406

The following table details nonperforming assets (excluding PCI loans) as of the dates indicated:

	March 31, 2017	December 31, 2016
	(in thousands)
Nonaccrual Non-PCI loans and leases	$12,774	$11,406
Loans and leases 90 days or more past due and still accruing	—	—
Total nonperforming Non-PCI loans and leases	12,774	11,406
OREO	4,636	7,484
Total nonperforming assets	$17,410	$18,890

As of March 31, 2017, OREO consisted of seven properties with a combined carrying value of $4.6 million, which were all acquired in the Central Bancorp Inc. ("CBI") acquisition on August 31, 2014, or were obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date. As of December 31, 2016, OREO consisted of 12 properties with a combined carrying value of $7.5 million, including $5.7 million OREO acquired in the CBI acquisition or obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date.

Troubled Debt Restructurings

The following table details TDRs (excluding PCI loans) as of March 31, 2017 and December 31, 2016:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
March 31, 2017
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$—	$—	$—	$1,218	$—	$1,218
Hospitality	1,271	3,722	—	—	4,993	—	—	—	—	—
Gas station	—	—	—	—	—	1,307	—	—	—	1,307
Other	1,232	636	72	—	1,940	1,748	—	56	976	2,780
Residential property	—	—	—	—	—	777	—	—	286	1,063
Commercial and industrial loans:
Commercial term	146	70	59	401	676	18	193	2,072	594	2,877
Consumer loans	—	—	—	—	—	—	—	116	—	116
Total Non-PCI TDR loans	$2,649	$4,428	$131	$401	$7,609	$3,850	$193	$3,462	$1,856	$9,361

December 31, 2016
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$—	$—	$—	$1,228	$—	$1,228
Hospitality	1,292	3,722	—	—	5,014	—	—	—	—	—
Gas station	—	—	—	—	—	1,324	—	—	—	1,324
Other	387	651	143	—	1,181	2,688	—	286	1,344	4,318
Residential property	—	—	—	—	—	783	—	—	289	1,072
Commercial and industrial loans:
Commercial term	149	71	69	419	708	22	198	2,135	662	3,017
Commercial lines of credit					—	—	—	—	68	68
Consumer loans	—	—	—	—	—	—	—	119	—	119
Total Non-PCI TDR loans	$1,828	$4,444	$212	$419	$6,903	$4,817	$198	$3,768	$2,363	$11,146

As of March 31, 2017 and December 31, 2016, total TDRs were $17.0 million and $18.0 million, respectively. A debt restructuring is considered a TDR if we grant a concession, that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for three months or more. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. At March 31, 2017 and December 31, 2016, $3.7 million and $3.4 million, respectively, of allowance relating to these loans were included in the allowance for loan and lease losses.

The following table details TDRs (excluding PCI loans) for the three months ended March 31, 2017 and 2016:

	March 31, 2017			March 31, 2016
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands, except number of loans)
Real estate loans:
Commercial property
Retail (1)	—	$—	$—	1	$21	$20
Commercial and industrial loans:
Commercial term (2)	—	—	—	2	214	209
Total Non-PCI TDR loans	—	$—	$—	3	$235	$229

(1)	Includes a modification of $20,000 through a reduction of principal or accrued interest for the three months ended March 31, 2016.

(2)	Includes modifications of $152,000 through payment deferrals and $57,000 through extensions of maturity for the three months ended March 31, 2016.

For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

The following table details TDRs (excluding PCI loans) that defaulted subsequent to the modifications occurring within the previous 12 months, disaggregated by loan class, for the three months ended March 31, 2017 and 2016, respectively:

	March 31, 2017		March 31, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in thousands, except number of loans)
Real estate loans:
Commercial property
Other	—	$—	2	$719
Commercial and industrial loans:
Commercial term	—	—	1	30
Total Non-PCI TDR loans	—	$—	3	$749

Purchased Credit Impaired Loans

The following table summarizes the changes in carrying value of PCI loans during the three months ended March 31, 2017 and 2016:

	Carrying Amount	Accretable Yield
	(in thousands)
Balance at January 1, 2017	$8,892	$(5,677)
Accretion	134	134
Payments received	(1,037)	—
Disposal/transfer to OREO	—	—
Change in expected cash flows, net	—	295
Loan loss (provision) income	80	—
Balance at March 31, 2017	$8,069	$(5,248)

Balance at January 1, 2016	$14,573	$(5,944)
Accretion	421	421
Payments received	(811)	—
Disposal/transfer to OREO	211	—
Change in expected cash flows, net	—	(578)
Loan loss (provision) income	(204)	—
Balance at March 31, 2016	$14,190	$(6,101)

As of March 31, 2017 and December 31, 2016, pass/pass-watch, special mention and classified PCI loans, disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total	Allowance	Total
	(in thousands)
March 31, 2017
Real estate loans:
Commercial property
Retail	$—	$—	$1,554	$1,554	$98	$1,456
Hospitality	176	—	1,420	1,596	140	1,456
Gas station	—	1,153	1,470	2,623	531	2,092
Other	—	—	2,047	2,047	—	2,047
Residential property	970	—	—	970	73	897
Commercial and industrial loans:
Commercial term	—	11	109	120	41	79
Consumer loans	—	—	50	50	8	42
Total PCI loans	$1,146	$1,164	$6,650	$8,960	$891	$8,069

December 31, 2016
Real estate loans:
Commercial property
Retail	$—	$—	$2,324	$2,324	$122	$2,202
Hospitality	177	—	1,441	1,618	138	1,480
Gas station	—	1,180	1,512	2,692	589	2,103
Other	—	—	2,067	2,067	1	2,066
Residential property	976	—	—	976	72	904
Commercial and industrial loans:
Commercial term	—	—	136	136	41	95
Consumer loans	—	—	50	50	8	42
Total PCI loans	$1,153	$1,180	$7,530	$9,863	$971	$8,892

Loans accounted for as PCI are generally considered accruing and performing loans as the accretable discount is accreted to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans are classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of March 31, 2017 and December 31, 2016, we had no PCI loans on nonaccrual status and included in the delinquency table below.

The following table presents a summary of the borrowers' underlying payment status of PCI loans as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Allowance Amount	Total
	(in thousands)
March 31, 2017
Real estate loans:
Commercial property
Retail	$183	$—	$227	$410	$1,144	$1,554	$98	$1,456
Hospitality	180	—	—	180	1,416	1,596	140	1,456
Gas station	—	—	116	116	2,507	2,623	531	2,092
Other	1,903	—	—	1,903	144	2,047	—	2,047
Residential property	—	—	—	—	970	970	73	897
Commercial and industrial loans:
Commercial term	—	—	5	5	115	120	41	79
Consumer loans	—	—	50	50	—	50	8	42
Total PCI loans	$2,266	$—	$398	$2,664	$6,296	$8,960	$891	$8,069

December 31, 2016
Real estate loans:
Commercial property
Retail	$797	$—	$238	$1,035	$1,289	$2,324	$122	$2,202
Hospitality	178	—	—	178	1,440	1,618	138	1,480
Gas station	—	—	116	116	2,576	2,692	589	2,103
Other	—	—	7	7	2,060	2,067	1	2,066
Residential property	—	—	—	—	976	976	72	904
Commercial and industrial loans:
Commercial term	—	—	6	6	130	136	41	95
Consumer loans	—	—	50	50	—	50	8	42
Total PCI loans	$975	$—	$417	$1,392	$8,471	$9,863	$971	$8,892

Below is a summary of PCI loans as of March 31, 2017 and December 31, 2016:

	Pooled PCI Loans				Non-pooled PCI Loans
	Number of Loans	Number of Pools	Carrying Amount (in thousands)	Percentage of Total	Number of Loans	Carrying Amount (in thousands)	Percentage of Total	Total PCI Loans (in thousands)
March 31, 2017
Real estate loans:
Commercial property	43	6	$6,918	88.5%	1	$902	11.5%	$7,820
Residential property	—	—	—	—%	1	970	100.0%	$970
Total real estate loans	43	6	6,918	78.7%	2	1,872	21.3%	8,790
Commercial and industrial loans	5	3	120	100.0%	—	—	—%	120
Consumer loans	1	1	8	16.0%	1	42	84.0%	50
Total acquired loans	49	10	7,046	78.6%	3	1,914	21.4%	8,960
Allowance for loan losses			(538)			(353)		(891)
Total carrying amount			$6,508			$1,561		$8,069

	Pooled PCI Loans				Non-pooled PCI Loans
	Number of Loans	Number of Pools	Carrying Amount (in thousands)	Percentage of Total	Number of Loans	Carrying Amount (in thousands)	Percentage of Total	Total PCI Loans (in thousands)
December 31, 2016
Real estate loans:
Commercial property	45	6	$7,780	89.4%	1	$921	10.6%	$8,701
Residential property	—	—	—	—%	2	976	100.0%	$976
Total real estate loans	45	6	7,780	80.4%	3	1,897	19.6%	9,677
Commercial and industrial loans	6	3	136	100.0%	—	—	—%	136
Consumer loans	1	1	50	100.0%	—	—	—%	50
Total acquired loans	52	10	7,966	80.8%	3	1,897	19.2%	9,863
Allowance for loan losses			(617)			(354)		(971)
Total carrying amount			$7,349			$1,543		$8,892

Note 4 — Servicing Assets and Liabilities

The changes in servicing assets and liabilities for the three months ended March 31, 2017 and 2016 were as follows:

	2017	2016
	(in thousands)
Servicing assets:
Balance at beginning of period	$10,564	$11,744
Addition related to sale of SBA loans	442	259
Amortization	(727)	(551)
Reversal of allowance	330	—
Balance at end of period	$10,609	$11,452

Servicing liabilities:
Balance at beginning of period	$3,143	$4,784
Amortization	(300)	(196)
Reversal of allowance	(67)	—
Balance at end of period	$2,776	$4,588

At March 31, 2017 and 2016, we serviced loans sold to unaffiliated parties in the amounts of $484.7 million and $470.3 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.2 million for each of the three-month periods ended March 31, 2017 and 2016. Servicing fee income, net of amortization of servicing assets and liabilities, is included in other operating income in the consolidated statements of income. Net amortization expense was $427,000 and $355,000 for the three months ended March 31, 2017 and 2016, respectively.

Note 5 — Income Taxes

The Company’s income tax expense was $8.6 million and $6.2 million for the three months ended March 31, 2017 and 2016, respectively. The effective income tax rate was 38.5 percent and 29.5 percent for the three months ended March 31, 2017 and 2016, respectively. Income tax expense for the three months ended March 31, 2016 includes a $1.8 million tax benefit recorded as a result of finalization of the Company's 2014 amended income tax returns.

Management concluded that as of March 31, 2017 and December 31, 2016, a valuation allowance of $1.0 million was appropriate against certain state net operating losses.

The Company is subject to examination by various federal and state tax authorities for the years ended December 31, 2008 through 2016. As of March 31, 2017, the Company was subject to audit or examination by Internal Revenue Service for the 2014 tax year and California Franchise Tax Board for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements as a result of these audits or examinations.

Note 6 — Debt

FHLB Borrowings

The Bank had $50.0 million and $315.0 million in advances (borrowings) from the FHLB as of March 31, 2017 and December 31, 2016, respectively. The FHLB advances were all overnight borrowings at March 31, 2017 and December 31, 2016. For the three months ended March 31, 2017 and 2016, interest expense on FHLB advances was $468,000 and $195,000, respectively, and the weighted-average interest rate was 0.70 percent and 0.43 percent, respectively.

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $1.0 billion of loans pledged as collateral with the FHLB, which provides $760.3 million in borrowing capacity, of which $710.3 million remained available at March 31, 2017.

The Bank also has securities with market values of $10.2 million pledged with the FRB, which provides $9.9 million in available borrowing capacity through the Fed Discount Window. There were no outstanding borrowings with the FRB as of March 31, 2017 and December 31, 2016.

Subordinated Debentures
The Company issued Fixed-to-Floating Subordinated Notes (“Notes”) of $100 million on March 21, 2017, with a final maturity on March 30, 2027.  The Notes will bear interest at an initial fixed rate of 5.45% per annum, payable semi-monthly on March 30 and September 30 of each year, commencing September 30, 2017.  From and including March 30, 2022 and thereafter, the Notes will bear interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.315% payable quarterly. If the then current three-month LIBOR is less than zero, three-month LIBOR will be deemed to be zero. Debt issuance cost was $2.3 million, which is being amortized through the Note's maturity date. At March 31, 2017, the balance of Notes included in the Company's consolidated balance sheet, net of debt issuance cost, was $97.7 million. The amortization of debt issuance cost was $4,000 for the three months ended March 31, 2017.
The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of the acquisition of CBI with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures' maturity date of March 15, 2036. CBI formed a trust in 2005 and issued $26.0 million of Trust Preferred Securities (“TPS”) at 6.26 percent fixed rate for the first five years and a variable rate at the 3 month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At March 31, 2017 and December 31, 2016, the balance of Subordinated Debentures included in the Company's consolidated balance sheets, net of discount of $7.7 million and $7.8 million, was $19.1 million and $19.0 million, respectively.The amortization of discount was $77,000 and $56,000 for the three months ended March 31, 2017, and 2016, respectively.

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

For diluted EPS, weighted-average number of common shares included the impact of restricted stock under the treasury method. Unvested restricted stock containing rights to non-forfeitable dividends are considered participating securities prior to vesting and have been included in the earnings allocation in computing basic and diluted EPS under the two-class method. Basic EPS is computed by dividing net income, net of income allocated to participating securities, by the weighted-

average number of common shares. For diluted EPS, weighted-average number of common shares include the diluted effect of stock options.

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except for share and per share data)
Basic EPS:
Net income	$13,783	$14,804
Less: income allocated to unvested restricted shares	84	79
Income allocated to common shares	$13,699	$14,725
Weighted-average shares for basic EPS	32,001,766	31,846,371
Basic EPS	$0.43	$0.46

Effect of dilutive securities - options and unvested restricted stock	189,692	81,732

Diluted EPS:
Income allocated to common shares	$13,699	$14,725
Weighted-average shares for diluted EPS	32,191,458	31,928,103
Diluted EPS	$0.43	$0.46

There were no stock options with an anti-dilutive effect for the three months ended March 31, 2017. For the three months ended March 31, 2016, 109,750 stock options were not included in the computation of diluted EPS because their effect was anti-dilutive.

Note 8 – Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income for the three months ended March 31, 2017 and 2016 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Interest-Only Strip	Tax Benefit (Expense)	Total
	(in thousands)
March 31, 2017
Balance at beginning of period	$(4,089)	$—	$1,695	$(2,394)
Other comprehensive income before reclassification	1,620	—	(560)	1,060
Reclassification from accumulated other comprehensive income	(269)	—	—	(269)
Period change	1,351	—	(560)	791
Balance at end of period	$(2,738)	$—	$1,135	$(1,603)

March 31, 2016
Balance at beginning of period	$(2,331)	$9	$2,007	$(315)
Other comprehensive income before reclassification	9,723	—	(4,044)	5,679
Balance at end of period	$7,392	$9	$(2,037)	$5,364

For the three months ended March 31, 2017, there was $269,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $269,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized gains of $319,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period. There was no sale of securities during the three months ended March 31, 2016.

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

In addition, a new capital conservation buffer of 2.5% began to be phased in effective January 1, 2016 through January 1, 2019, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. In January 2016, the new capital conservation buffer requirement was 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. The Company and the Bank's capital conservation buffer was 6.93% and 7.91%, respectively, as of March 31, 2017, and 5.86% and 5.64%, respectively, as of December 31, 2016.

The capital ratios of Hanmi Financial and the Bank as of March 31, 2017 and December 31, 2016 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2017
Total capital (to risk-weighted assets):
Hanmi Financial	$659,841	16.16%	$326,587	8.00%	N/A	N/A
Hanmi Bank	$649,785	15.91%	$326,769	8.00%	$408,462	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$527,765	12.93%	$244,941	6.00%	N/A	N/A
Hanmi Bank	$615,449	15.07%	$245,077	6.00%	$326,769	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$512,580	12.56%	$183,705	4.50%	N/A	N/A
Hanmi Bank	$615,449	15.07%	$183,808	4.50%	$265,500	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$527,765	11.21%	$188,244	4.00%	N/A	N/A
Hanmi Bank	$615,449	13.08%	$188,171	4.00%	$235,214	5.00%

December 31, 2016
Total capital (to risk-weighted assets):
Hanmi Financial	$554,089	13.86%	$319,901	8.00%	N/A	N/A
Hanmi Bank	$544,759	13.64%	$319,520	8.00%	$399,399	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$520,477	13.02%	$239,926	6.00%	N/A	N/A
Hanmi Bank	$511,146	12.80%	$239,640	6.00%	$319,520	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$509,239	12.73%	$179,944	4.50%	N/A	N/A
Hanmi Bank	$511,146	12.80%	$179,730	4.50%	$259,610	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$520,477	11.53%	$180,581	4.00%	N/A	N/A
Hanmi Bank	$511,146	11.33%	$180,411	4.00%	$225,514	5.00%

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

Loans held for sale - Loans held for sale are all SBA loans and carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At March 31, 2017, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2017 and December 31, 2016, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(in thousands)
March 31, 2017
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$262,095	$—	$262,095
Collateralized mortgage obligations	—	86,928	—	86,928
U.S. government agency securities	—	7,446	—	7,446
SBA loan pools securities	—	4,163	—	4,163
Municipal bonds-tax exempt	—	158,774	—	158,774
Municipal bonds-taxable	—	1,037	—	1,037
Corporate bonds	—	5,022	—	5,022
U.S. treasury securities	155	—	—	155
Mutual funds	22,390	—	—	22,390
Total securities available for sale	$22,545	$525,465	$—	$548,010

December 31, 2016
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$229,630	$—	$229,630
Collateralized mortgage obligations	—	76,451	—	76,451
U.S. government agency securities	—	7,441	—	7,441
SBA loan pools securities	—	4,146	—	4,146
Municipal bonds-tax exempt	—	158,030	—	158,030
Municipal bonds-taxable	—	13,701	—	13,701
Corporate bonds	—	5,015	—	5,015
U.S. treasury securities	156	—	—	156
Mutual funds	22,394	—	—	22,394
Total securities available for sale	$22,550	$494,414	$—	$516,964

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of March 31, 2017 and December 31, 2016, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Three Months Ended March 31, 2017
	(in thousands)
March 31, 2017
Assets:
Impaired loans (excluding PCI loans) (1)	$—	$14,567	$5,830	$474
OREO (2)	—	4,636	—	—

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Twelve Months Ended December 31, 2016
	(in thousands)
December 31, 2016
Assets:
Impaired loans (excluding PCI loans) (3)	$—	$15,257	$6,767	$868
OREO (4)	—	7,484	—	—

(1)	Consist of real estate loans of $17.0 million, commercial and industrial loans of $3.0 million and consumer loans of $321,000.

(2)	Consist of properties obtained from the foreclosure of commercial property loans of $2.9 million and residential property loans of $1.7 million.

(3)	Consist of real estate loans of $17.8 million, commercial and industrial loans of $3.8 million, and consumer loans of $419,000.

(4)	Consist of properties obtained from the foreclosure of commercial property loans of $5.4 million and residential property loans of $2.1 million.

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

The estimated fair values of financial instruments were as follows:

	March 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$138,592	$138,592	$—	$—
Securities available for sale	548,010	22,545	525,465	—
Loans and leases receivable, net of allowance for loan and lease losses	3,910,799	—	—	3,877,761
Loans held for sale	8,849	—	8,849	—
Accrued interest receivable	10,774	10,774	—	—
FHLB stock	16,385	—	16,385	—
Financial liabilities:
Noninterest-bearing deposits	1,241,272	—	1,241,272	—
Interest-bearing deposits	2,841,893	—	—	2,789,454
Borrowings	166,795	—	—	166,795
Accrued interest payable	2,619	2,619	—	—
Off-balance sheet items:
Commitments to extend credit	330,906	—	—	330,906
Standby letters of credit	20,555	—	—	20,555

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$147,235	$147,235	$—	$—
Securities available for sale	516,964	22,550	494,414	—
Loans and leases receivable, net of allowance for loan and lease losses	3,812,340	—	—	3,789,579
Loans held for sale	9,316	—	9,316	—
Accrued interest receivable	10,987	10,987	—	—
FHLB stock	16,385	—	16,385	—
Financial liabilities:
Noninterest-bearing deposits	1,203,240	—	1,203,240	—
Interest-bearing deposits	2,606,497	—	—	2,541,929
Borrowings	333,978	—	—	333,978
Accrued interest payable	2,567	2,567	—	—
Off-balance sheet items:
Commitments to extend credit	310,987	—	—	310,987
Standby letters of credit	15,669	—	—	15,669

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
Loans and leases receivable, net of allowance for loan and leases losses - Loans and leases receivable include Non-PCI loans and leases, PCI loans and Non-PCI impaired loans. The fair value of Non-PCI loans and leases receivable is estimated based on the discounted cash flow approach. The discount rate was derived from the associated yield curve plus spreads and reflects the offering rates offered by the Bank for loans and leases with similar financial characteristics. Yield curves are constructed by product type using the Bank’s loan and lease pricing model for like-quality credits. The discount rates used in the Bank’s model represent the rates the Bank would offer to current borrowers for like-quality credits. These rates could be different from what other financial institutions could offer for these loans and leases. No adjustments have been made for changes in credit within the loan and lease portfolio. It is our opinion that the allowance for loan and lease losses relating to performing and nonperforming loans and leases results in a fair valuation of such loans and leases. Additionally, the fair value of our loans and leases may differ significantly from the values that would have been used had a ready market existed for such loans and leases and may differ materially from the values that we may ultimately realize (Level 3).
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
FHLB stock - The carrying amount of FHLB stock approximates its fair value as such stock may be resold to the issuer at carrying value (Level 2).
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

Note 11 — Share-Based Compensation

Share-Based Compensation Expense

For the three months ended March 31, 2017 and 2016, share-based compensation expenses were $692,000 and $619,000, respectively, and net tax benefits recognized from stock option and restricted stock awards were $276,000 and $238,000, respectively.

The Company adopted Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation, during the three months ended March 31, 2016. Adoption of this ASU did not have a material impact on the Company's financial statements. As a result of adoption of this ASU, excess tax benefits related to the Company's share-based compensation were recognized as income tax expense in the consolidated statement of income during the three months ended March 31, 2017 and 2016.

Unrecognized Share-Based Compensation Expense

As of March 31, 2017, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)
Stock option awards	$50	0.9 years
Restricted stock awards	5,810	2.5 years
Total unrecognized share-based compensation expense	$5,860	2.5 years

Stock Option Awards

The table below provides stock option information for the three months ended March 31, 2017:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
				(in thousands)
Options outstanding at beginning of period	387,901	$17.49	6.8 years	$6,752	(1)
Options exercised	(1,000)	$12.54	5.7 years	—
Options outstanding at end of period	386,901	$17.53	6.5 years	$5,116	(2)

Options exercisable at end of period	340,561	$16.86	6.4 years	$4,730	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $34.90 as of December 31, 2016, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $30.75 as of March 31, 2017, over the exercise price, multiplied by the number of options.

There were 1,000 and 22,209 stock options exercised during the three months ended March 31, 2017 and 2016, respectively.

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

The table below provides information for restricted stock awards for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	343,958	$16.60
Restricted stock granted	87,245	31.47
Restricted stock vested	(88,914)	16.51
Restricted stock forfeited	(5,834)	21.96
Restricted stock at end of period	336,455	20.39

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

The Bank’s exposure to losses in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, was based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing or borrower-occupied properties.

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	March 31, 2017	December 31, 2016
	(in thousands)
Commitments to extend credit	$330,906	$310,987
Standby letters of credit	20,555	15,669
Commercial letters of credit	7,827	4,215
Total undisbursed loan commitments	$359,288	$330,871

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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$1,184	$986
Provision	—	234
Balance at end of period	$1,184	$1,220

Note 13 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q for the period ended March 31, 2017, or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2017. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended March 31, 2017 (this “Report”).

Forward-Looking Statements

Some of the statements under this item and elsewhere in this Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, developments regarding our capital plans, plans and objectives of management for future operations, strategic alternatives for a possible business combination, merger or sale transactions, and other similar forecasts and statements of expectation and statements of assumption underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi Bank; general economic and business conditions internationally, nationally and in those areas in which we operate, including, but not limited to, California, Illinois and Texas; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital from private and government sources; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread; risks of natural disasters related to our real estate portfolio; risks associated with Small Business Administration ("SBA") loans; failure to attract or retain key employees; changes in governmental regulation; enforcement actions against us and litigation we may become a party to; ability of Hanmi Bank to make distributions to Hanmi Financial, which is restricted by certain factors, including Hanmi Bank's retained earnings, net income, prior distributions made, and certain other financial tests; ability to successfully and efficiently integrate the operations of banks and other institutions we acquire; adequacy of our allowance for loan and lease losses; credit quality and the effect of credit quality on our provision for loan and lease losses and allowance for loan and lease losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and leases and other terms of credit agreements; our ability to control expenses; and changes in securities markets. In addition, for a discussion of some of the other factors that might cause such a difference, see the discussion contained in our 2016 Annual Report on Form 10-K, as well as other factors we identify from time to time in our filings with the SEC. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date, on which such statements were made, except as required by law.

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to Consolidated Financial Statements in our 2016 Annual Report on Form 10-K. We had no significant changes in our accounting policies since the filing of our 2016 Annual Report on Form 10-K.

Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2016 Annual Report on Form 10-K. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Hanmi Financial’s Board of Directors.

Selected Financial Data

The following table sets forth certain selected financial data for the periods indicated:

	As of or for the
	Three Months Ended March 31,
	2017	2016
	(dollars in thousands, except per share data)
Summary balance sheets:
Cash and due from banks	$138,592	$137,464
Securities	548,010	675,032
Loans and leases receivable (1)	3,910,799	3,265,453
Assets	4,811,821	4,310,748
Deposits	4,083,165	3,499,992
Liabilities	4,272,279	3,799,888
Stockholders’ equity	539,542	510,860
Tangible equity	526,745	509,241
Average loans and leases receivable	3,881,686	3,192,832
Average securities	526,549	682,370
Average interest-earning assets	4,463,220	3,949,788
Average assets	4,738,221	4,221,076
Average deposits	3,873,840	3,482,986
Average FHLB advances	270,500	181,868
Average subordinated debentures	30,950	18,722
Average interest-bearing liabilities	2,979,139	2,544,754
Average stockholders’ equity	534,273	499,469
Average tangible equity	521,420	497,797
Per share data:
Earnings per share – basic (2)	$0.43	$0.46
Earnings per share – diluted (2)	$0.43	$0.46
Book value per share (3)	$16.66	$15.84
Tangible book value per share (4)	$16.26	$15.79
Cash dividends per share	$0.19	$0.14
Common shares outstanding	32,392,580	32,249,512
Performance ratios:
Return on average assets (5) (6)	1.18%	1.41%
Return on average stockholders’ equity (5) (7)	10.46%	11.92%
Return on average tangible equity (5) (8)	10.72%	11.96%
Net interest margin (9)	3.89%	3.98%
Net interest margin excluding acquisition accounting (9)	3.85%	3.68%
Efficiency ratio (10)	54.95%	57.25%
Efficiency ratio excluding merger and integration costs (10)	55.01%	57.25%
Dividend payout ratio (11)	44.39%	30.28%
Average stockholders’ equity to average assets	11.28%	11.83%

Capital ratios (15):
Total risk-based capital:
Hanmi Financial	16.16%	14.87%
Hanmi Bank	15.91%	14.66%
Tier 1 risk-based capital:
Hanmi Financial	12.93%	13.61%
Hanmi Bank	15.07%	13.40%
Common equity Tier 1 capital:
Hanmi Financial	12.56%	13.61%
Hanmi Bank	15.07%	13.40%
Tier 1 leverage:
Hanmi Financial	11.21%	11.26%
Hanmi Bank	13.08%	11.25%
Asset quality ratios:
Nonperforming Non-PCI loans and leases to loans and leases (12)	0.32%	0.50%
Nonperforming assets to assets (13)	0.36%	0.60%
Net loan and lease charge-offs (recoveries) to average loans and leases	(0.08)%	0.05%
Allowance for loan lease losses to loans and leases	0.84%	1.24%
Allowance for loan and lease losses to non-performing Non-PCI loans and lease (12) (14)	252.54%	217.38%
Acquired loans:
PCI loans, net of discounts	$8,960	$19,834
Allowance for loan losses on PCI loans	891	5,645
Non-PCI loans, net of discounts	101,062	139,869
Unamortized acquisition discounts on Non-PCI loans	5,773	9,021

(1)	Loans and leases receivable, net of allowance for loan and lease losses

(2)	Calculation based on net income allocated to common shares

(3)	Stockholders’ equity divided by common shares outstanding

(4)	Tangible equity divided by common shares outstanding

(5)	Calculation based on annualized net income

(6)	Net income divided by average assets

(7)	Net income divided by average stockholders’ equity

(8)	Net income divided by average tangible equity

(9)	Net interest income on a taxable equivalent basis before provision for loan and lease losses divided by average interest-earning assets

(10)	Noninterest expenses divided by the sum of net interest income before provision for loan and lease losses and noninterest income

(11)	Dividend declared per share divided by basic earnings per share

(12)	Excludes PCI loans

(13)	Nonperforming assets consist of nonperforming loans and leases (see footnote (12) above) and OREO

(14)	Excludes allowance for loan and lease losses allocated to PCI loans

(15)	Basel III rules, including certain transitional provisions, became effective January 1, 2015
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

Tangible Assets, Tangible Stockholders’ Equity and Tangible Book Value Per Share

The following table reconciles these non-GAAP performance measures to the most comparable GAAP performance measures as of the dates indicated:

	March 31,
	2017	2016
	(in thousands, except per share data)
Total assets	$4,811,821	$4,310,748
Less goodwill	(11,031)	—
Less other intangible assets, net	(1,766)	(1,619)
Tangible assets	$4,799,024	$4,309,129

Total stockholders’ equity	$539,542	$510,860
Less goodwill	(11,031)	—
Less other intangible assets, net	(1,766)	(1,619)
Tangible stockholders' equity	$526,745	$509,241

Book value per share	$16.66	$15.84
Effect of goodwill	(0.35)	—
Effect of other intangible assets	(0.05)	(0.05)
Tangible book value per share	$16.26	$15.79

Core Loan and Lease Yield and Net Interest Margin
The impact of acquisition accounting adjustments on core loan and lease interest income and yield and net interest margin are summarized in the following table:

	Three Months Ended
	March 31, 2017		March 31, 2016
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Core loan and lease interest income and yield	$44,797	4.68%	$37,036	4.67%
Accretion of discount on purchased loans	581	0.06%	2,031	0.25%
As reported	$45,378	4.74%	$39,067	4.92%

Net interest income and net interest margin excluding acquisition accounting (1)	$42,230	3.85%	$36,164	3.68%
Accretion of discount on Non-PCI loans and leases	527	0.04%	1,754	0.18%
Accretion of discount on PCI loans and leases	54	—%	277	0.03%
Accretion of time deposits premium	126	0.01%	942	0.10%
Amortization of subordinated debentures discount	(77)	(0.01)%	(56)	(0.01)%
Net impact	630	0.04%	2,917	0.30%
As reported on a fully taxable equivalent basis	$42,860	3.89%	$39,081	3.98%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Executive Overview

For the three months ended March 31, 2017, net income was $13.8 million, or $0.43 per diluted share, compared with $14.8 million, or $0.46 per diluted share, for the three months ended March 31, 2016. Net income for the first quarter of 2017 decreased 6.9%, or $1.0 million principally because the first quarter of 2016 included a $1.8 million tax benefit arising from the finalization of the Company’s 2014 amended income tax returns. Income before the provision for income taxes for the first quarter of 2017 increased 6.8%, or $1.4 million principally because of the 9.8%, or $3.8 million, increase in net interest income driven by an increase in loans and leases receivable. The increase in net interest income however was partially offset by a $1.4 million reduction in loan and lease provision income and a $1.2 million increase in non-interest expenses.

Other financial highlights include the following:

•
Loans and leases receivable, before the allowance for loan and lease losses, were $3.94 billion at the end of the first quarter of 2017, up $99.2 million, or 2.6 percent, from $3.84 billion at the end of 2016.

•	Deposits at March 31, 2017 were $4.08 billion, an increase of $273.4 million, or 7.2 percent, from $3.81 billion at the end of 2016.

•
Asset quality at the end of the first quarter of 2017 improved with non-performing assets of $17.4 million, or 0.36 percent of total assets, compared with $18.9 million, or 0.40 percent of total assets at the end of 2016.

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

	Three Months Ended
	March 31, 2017			March 31, 2016
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases receivable (1)	$3,881,686	$45,378	4.74%	$3,192,832	$39,067	4.92%
Securities (2)	526,549	3,026	2.30%	682,370	3,529	2.07%
FRB and FHLB stock	16,385	374	9.26%	30,497	542	7.11%
Interest-bearing deposits in other banks	38,600	77	0.81%	44,089	48	0.44%
Total interest-earning assets	4,463,220	48,855	4.44%	3,949,788	43,186	4.40%
Noninterest-earning assets:
Cash and due from banks	117,802			114,664
Allowance for loan and lease losses	(32,842)			(42,519)
Other assets	190,041			199,143
Total assets	$4,738,221			$4,221,076
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$97,602	$19	0.08%	$95,560	$19	0.08%
Money market and savings	1,406,903	2,666	0.77%	902,037	1,084	0.48%
Time deposits	1,173,184	2,469	0.85%	1,346,567	2,624	0.78%
Total interest-bearing deposits	2,677,689	5,154	0.78%	2,344,164	3,727	0.64%
FHLB advances	270,500	468	0.70%	181,868	195	0.43%
Subordinated debentures	30,950	373	4.82%	18,722	183	3.93%
Total interest-bearing liabilities	2,979,139	5,995	0.82%	2,544,754	4,105	0.65%
Noninterest-bearing liabilities:
Demand deposits: noninterest-bearing	1,196,151			1,138,822
Other liabilities	28,658			38,031
Stockholders’ equity	534,273			499,469
Total liabilities and stockholders’ equity	$4,738,221			$4,221,076
Net interest income (taxable equivalent)		$42,860			$39,081
Cost of deposits (3)			0.54%			0.43%
Net interest spread (4)			3.62%			3.75%
Net interest margin (5)			3.89%			3.98%

(1)	Loans and leases receivable include LHFS and exclude the allowance for loan and lease losses. Nonaccrual loans and leases are included in the average loan and lease balance.

(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended
	March 31, 2017 vs. March 31, 2016
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans and leases receivable	$7,873	$(1,562)	$6,311
Securities	(870)	367	(503)
FRB and FHLB stock	(302)	134	(168)
Interest-bearing deposits in other banks	(7)	36	29
Total interest and dividend income	$6,694	$(1,025)	$5,669
Interest expense:
Money market and savings	$761	$821	$1,582
Time deposits	(371)	216	(155)
FHLB advances	119	154	273
Subordinated debentures	141	49	190
Total interest expense	$650	$1,240	$1,890
Change in net interest income (taxable equivalent)	$6,044	$(2,265)	$3,779

Interest income, on a taxable equivalent basis, increased $5.7 million, or 13.1 percent, to $48.9 million for the three months ended March 31, 2017 from $43.2 million for the same period in 2016. Interest expense increased $1.9 million, or 46.0 percent, to $6.0 million for the three months ended March 31, 2017 from $4.1 million for the same period in 2016. For the three months ended March 31, 2017 and 2016, net interest income, on a taxable equivalent basis, was $42.9 million and $39.1 million, respectively. The increase in net interest income was primarily attributable to the growth in average loans and leases and the change in the mix of interest earning assets with average loans and leases at 87.0 percent of average interest-earning assets for the first quarter of 2017, up from 80.8 percent for the first quarter of 2016, offset by higher rates paid on interest-bearing deposit and increases in other borrowings balances and rates. The net interest spread and net interest margin, on a taxable equivalent basis, for the three months ended March 31, 2017 were 3.62 percent and 3.89 percent, respectively, compared with 3.75 percent and 3.98 percent, respectively, for the same period in 2016. Excluding the effects of acquisition accounting adjustments, net interest margin was 3.85 percent and 3.68 percent for the three months ended March 31, 2017 and 2016, respectively.

Average loans and leases increased $688.9 million, or 21.6 percent, to $3.88 billion for the three months ended March 31, 2017 from $3.19 billion for the same period in 2016. Average securities decreased $155.8 million, or 22.8 percent, to $526.5 million for the three months ended March 31, 2017 from $682.4 million for the same period in 2016. Average interest-earning assets increased $513.4 million, or 13.0 percent, to $4.46 billion for the three months ended March 31, 2017 from $3.95 billion for the same period in 2016. The increase in average loans and leases was due mainly to new loan production. Average interest-bearing liabilities increased $434.4 million, or 17.1 percent, to $2.98 billion for the three months ended March 31, 2017, compared with $2.54 billion for the same period in 2016. The increase in average interest-bearing liabilities resulted primarily from an increase in money market and savings deposits and borrowings, offset by a decrease in average time deposits. In addition, average noninterest-bearing demand deposits increased $57.3 million, or 5.0 percent, to $1.20 billion for the first quarter of 2017 from $1.14 billion in the same period in 2016.

The average yield on loans and leases decreased to 4.74 percent for the three months ended March 31, 2017 from 4.92 percent for the same period in 2016, primarily due to a decrease in discount accretion on purchased loans. The average yield on securities, on a taxable equivalent basis, increased to 2.30 percent for the three months ended March 31, 2017 from 2.07 percent for the same period in 2016, attributable primarily to purchasing higher yielding mortgage securities. The average yield on interest-earning assets, on a taxable equivalent basis, increased 4 basis points to 4.44 percent for the three months ended March 31,2017 from 4.40 percent for the same period in 2016, due mainly to the higher percentage of loans in the mix of interest-earning assets. The average cost of interest-bearing liabilities increased by 17 basis points to 0.82 percent for the three months ended March 31, 2017 from 0.65 percent for the same period in 2016.

Provision for Loan and Lease Losses

In anticipation of credit risks inherent in our lending business, we set aside an allowance for loan and lease losses through charges to earnings. These charges are made not only for our outstanding loan and lease portfolio, but also for off-balance sheet items, such as commitments to extend credit, or letters of credit. The provisions, whether a charge or a credit, made for our outstanding loan and lease portfolio are recorded to the allowance for loan and lease losses, whereas charges or credits to other noninterest expense for off-balance sheet items are recorded to the allowance for off-balance sheet items, and are presented as a component of other liabilities.

The negative provision for loan and lease losses was $0.08 million for the first quarter of 2017, consisting entirely of a $80,000 negative provision for losses on PCI loans. For the same period in 2016, the negative provision for loan and lease losses was $1.5 million, which included a $0.2 million positive provision for losses on PCI loans. There was no charge to other noninterest expense for losses on off-balance sheet items for the three months ended March 31, 2017 compared to $0.2 million for the same period in 2016.

See also “Allowance for Loan and Lease Losses and Allowance for Off-Balance Sheet Items" for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$2,528	$3,001	$(473)	(15.8)%
Trade finance and other service charges and fees	1,047	1,044	3	0.3%
Other operating income	1,726	1,399	327	23.4%
Subtotal service charges, fees and other income	5,301	5,444	(143)	(2.6)%
Gain on sale of SBA loans	1,464	858	606	70.6%
Disposition gains on PCI loans	183	659	(476)	(72.2)%
Net gain on sales of securities	269	—	269	100.0%
Total noninterest income	$7,217	$6,961	$256	3.7%

For the three months ended March 31, 2017, noninterest income was $7.2 million, an increase of $0.3 million, or 3.7 percent, compared with $7.0 million for the same period in 2016. The increase was primarily attributable to increased gains on the sale of SBA loans, securities transactions and lower gains from the resolution or disposition of PCI loans and service charges on deposit accounts. Sales of securities resulted in a net gain of $269,000 for the first quarter of 2017 compared to no gains for the same period in 2016. When a PCI loan is removed from a loan pool and the cash proceeds or assets received from the settlement of the loan are in excess of its carrying amount, we recognize such gains as disposition gains. Disposition gains on PCI loans were $0.2 million for the three months ended March 31, 2107 compared with $0.7 million the same period in 2016. Gains on SBA loan sales were $1.5 million for the first quarter of 2017, an increase from $0.9 million from the first quarter of 2016 as the volume of loan sales increased to $19.6 million from $12.4 million in the same quarter last year.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$17,104	$15,698	$1,406	9.0%
Occupancy and equipment	3,982	3,496	486	13.9%
Data processing	1,631	1,436	195	13.6%
Professional fees	1,148	1,464	(316)	-21.6%
Supplies and communications	635	736	(101)	-13.7%
Advertising and promotion	802	522	280	53.6%
OREO expense (income)	(101)	465	(566)	-121.7%
Merger and integration costs (income)	(31)	—	(31)	-100.0%
Other operating expenses	2,070	2,251	(181)	-8.0%
Total noninterest expense	$27,240	$26,068	$1,172	4.5%

For the three months ended March 31, 2017, noninterest expense was $27.2 million, an increase of $1.2 million or 4.5 percent, compared with $26.1 million for the same period in 2016. The increase was due primarily to increases in salaries and employee benefits and occupancy and equipment expense, offset by lower OREO expenses, professional fees and other operating expenses. The increase in salaries and employee benefits is largely due to the increased headcount and merit increases compared to the same period in 2016.

Income Tax Expense

Income tax expense was $8.6 million for the three months ended March 31, 2017, compared with $6.2 million for the same period in 2016. The effective income tax rate was 38.5 percent for the three months ended March 31, 2017, compared with 29.5 percent for the same period in 2016. Income tax expense for the first quarter of 2016 included a $1.8 million benefit arising from the finalization of the 2014 amended income tax returns. The effective income tax rate for the first quarter of 2016 would have been 38.0 percent without this benefit.

Financial Condition

Securities

Securities are classified as held to maturity, available for sale, or trading in accordance with GAAP. There were no held to maturity or trading securities as of March 31, 2017 and December 31, 2016. Securities classified as available for sale are stated at fair value. The composition of our securities portfolio reflects our strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. Our securities portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of March 31, 2017, our securities portfolio was composed primarily of mortgage-backed securities, collateralized mortgage obligations and tax exempt municipal bonds. Most of the securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of March 31, 2017 and December 31, 2016.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on securities as of the dates indicated:

	March 31, 2017			December 31, 2016
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(in thousands)
Securities available for sale:
Mortgage-backed securities (1) (2)	$262,713	$262,095	$(618)	$230,489	$229,630	$(859)
Collateralized mortgage obligations (1)	87,855	86,928	(927)	77,447	76,451	(996)
U.S. government agency securities	7,499	7,446	(53)	7,499	7,441	(58)
SBA loan pool securities	4,354	4,163	(191)	4,356	4,146	(210)
Municipal bonds-tax exempt	159,203	158,774	(429)	159,789	158,030	(1,759)
Municipal bonds-taxable	1,045	1,037	(8)	13,391	13,701	310
Corporate bonds	5,008	5,022	14	5,010	5,015	5
U.S. treasury securities	155	155	—	156	156	—
Mutual funds	22,916	22,390	(526)	22,916	22,394	(522)
Total securities available for sale	$550,748	$548,010	$(2,738)	$521,053	$516,964	$(4,089)

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Includes securities collateralized by home equity conversion mortgages with total estimated fair value of $50.5 million and $52.9 million as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, securities available for sale increased 6.0 percent to $548.0 million, compared with $517.0 million as of December 31, 2016, due mainly to security purchases. As of March 31, 2017, securities available for sale had a net unrealized loss of $2.7 million, comprised of $1.3 million of unrealized gains and $4.0 million of unrealized losses. As of December 31, 2016, securities available for sale had a net unrealized loss of $4.1 million, comprised of $1.2 million of unrealized gains and $5.3 million of unrealized losses.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of March 31, 2017:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$5,330	1.68%	$32,191	1.77%	$100,831	2.15%	$124,361	2.04%	$262,713	2.04%
Collateralized mortgage obligations	—	—%	485	1.46%	18,678	1.60%	68,692	1.72%	87,855	1.69%
U.S. government agency securities	—	—%	6,000	1.35%	1,499	2.20%	—	—%	7,499	1.52%
SBA loan pool securities	—	—%	—	—%	—	—%	4,354	1.72%	4,354	1.72%
Municipal bonds-tax exempt (1)	—	—%	5,352	2.64%	87,752	3.26%	66,099	4.16%	159,203	3.61%
Municipal bonds-taxable	—	—%	1,045	3.27%	—	—%	—	—%	1,045	3.27%
Corporate bonds	—	—%	5,008	1.52%	—	—%	—	—%	5,008	1.52%
U.S. treasury securities	155	1.20%	—	—%	—	—%	—	—%	155	1.20%
Mutual funds	—	—%	—	—%	—	—%	22,916	2.14%	22,916	2.14%
Total securities available for sale	$5,485	1.67%	$50,081	1.82%	$208,760	2.57%	$286,422	2.45%	$550,748	2.43%

(1)	The yield on municipal bonds has been computed on a federal tax-equivalent basis of 35 percent.

Loans and Leases Receivable, Net
The following table shows the loan and lease portfolio composition by type as of the dates indicated:

	March 31, 2017	December 31, 2016
	(in thousands)
Real estate loans:
Commercial property
Retail	$909,986	$859,953
Hospitality	652,114	651,158
Gas station	256,060	262,879
Other (1)	1,115,898	1,109,656
Construction	56,072	55,962
Residential property	358,745	338,767
Total real estate loans	3,348,875	3,278,375
Commercial and industrial loans:
Commercial term	135,596	138,168
Commercial lines of credit	144,279	136,231
International loans	37,807	25,821
Total commercial and industrial loans	317,682	300,220
Leases receivable	259,591	243,294
Consumer loans (2)	17,803	22,880
Loans and leases receivable	3,943,951	3,844,769
Allowance for loan and lease losses	(33,152)	(32,429)
Loans and leases receivable, net	$3,910,799	$3,812,340

(1)
The remaining other real estate categories represent less than one percent of total loans and leases, which, among other property types, include mixed-use, apartment, office, industrial, faith-based facilities and warehouse.

(2)	Consumer loans include home equity lines of credit of $16.1 million and $17.7 million as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017 and December 31, 2016, net loans and leases receivable (excluding loans held for sale and net of deferred loan cost, discounts and the allowance for loan and lease losses) were $3.91 billion and $3.81 billion, respectively, representing an increase of $98.5 million, or 2.6 percent. The increase in loans and leases as of March 31, 2017 compared with

December 31, 2016 was primarily attributable to new loan production of $202.7 million and residential mortgage loan purchases of $33.6 million, offset by loan pay-offs and pay-downs of $93.7 million and SBA loan sales of $19.6 million.

Our loan and lease portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of loans and leases outstanding:

	Balance at March 31, 2017	Percentage of Loans and Leases Outstanding

Industry	(in thousands)
Lessor of nonresidential buildings	$1,225,887	31.1%
Hospitality	$668,771	17.0%

There was no other concentration of loans and leases to any one type of industry exceeding 10.0 percent of loans and leases outstanding.

Nonperforming Loans and Leases and Nonperforming Assets

Nonperforming loans and leases (excluding PCI loans) consist of loans and leases on nonaccrual status and loans and leases 90 days or more past due and still accruing interest. Nonperforming assets consist of nonperforming loans and leases and OREO. Non-purchased credit impaired (“Non-PCI”) loans and leases are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless we believe the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular receivable on nonaccrual status earlier, depending upon the individual circumstances surrounding the receivable's delinquency. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual assets may be restored to accrual status when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans and leases not meeting the criteria for nonaccrual. OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale.

Except for nonperforming loans and leases set forth below and PCI loans, we are not aware of any loans or leases as of March 31, 2017 and December 31, 2016 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present repayment terms, or any known events that would result in the receivable being designated as nonperforming at some future date. We cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of nonperforming assets (excluding PCI loans) as of the dates indicated:

	March 31, 2017	December 31, 2016	Increase (Decrease)
			Amount	Percentage
		(dollars in thousands)
Nonperforming Non-PCI loans and leases:
Real estate loans:
Commercial property
Retail	$397	$404	$(7)	-1.7%
Hospitality	5,271	5,266	5	0.1%
Gas station	994	1,025	(31)	-3.0%
Other	2,763	2,033	730	35.9%
Residential property	552	564	(12)	-2.1%
Commercial and industrial loans:
Commercial term	822	824	(2)	-0.2%
Leases receivable	1,644	901	743	82.5%
Consumer loans	331	389	(58)	-14.9%
Total nonperforming Non-PCI loans	12,774	11,406	1,368	12.0%
Loans 90 days or more past due and still accruing	—	—	—	—
Total nonperforming Non-PCI loans and leases(1)	12,774	11,406	1,368	12.0%
OREO	4,636	7,484	(2,848)	-38.1%
Total nonperforming assets	$17,410	$18,890	$(1,480)	-7.8%

Nonperforming Non-PCI loans and leases as a percentage of Non-PCI loans and leases	0.32%	0.30%
Nonperforming assets as a percentage of assets	0.36%	0.40%
Troubled debt restructured performing Non-PCI loans and leases	$9,361	$11,146

(1)	Includes nonperforming TDRs of $7.6 million and $6.9 million as of March 31, 2017 and December 31, 2016, respectively.

Nonaccrual Non-PCI loans and leases were $12.8 million as of March 31, 2017, compared with $11.4 million as of December 31, 2016, representing a increase of $1.4 million, or 12.0 percent. There were no Non-PCI loans or leases past due 90 days or more and still accruing as of March 31, 2017 and December 31, 2016. During the three months ended March 31, 2017, $1.9 million of loans and leases were placed on nonaccrual status. These additions to nonaccrual loans and leases were mainly offset by $0.2 million of nonaccrual loans and leases restored to accrual status and $0.2 million in principal payoffs and pay downs and $0.1 million in charge-offs.

Delinquent Non-PCI loans and leases (defined as 30 to 89 days past due and still accruing) were $12.6 million as of March 31, 2017, compared with $7.4 million as of December 31, 2016.

The ratio of nonperforming Non-PCI loans and leases to Non-PCI loans and leases increased to 0.32 percent at March 31, 2017 from 0.30 percent at December 31, 2016. Of the $12.8 million nonperforming Non-PCI loans and leases, approximately $10.4 million were impaired based on the definition contained in ASC 310, Receivables, which resulted in aggregate impairment reserve of $4.5 million as of March 31, 2017. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of March 31, 2017, OREO consisted of 7 properties with a combined carrying value of $4.6 million, as compared with 12 properties with a combined carrying value of $7.5 million as of December 31, 2016.

Impaired Loans and Leases

We evaluate loan and lease impairment in accordance with GAAP. With the exception of PCI loans, loans and leases are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan and lease agreement, including scheduled interest payments. Impaired loans and leases are measured based on the present value of expected future cash flows discounted at the receivable's effective interest rate or, as an expedient, at the receivable's observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired receivable is less than the recorded investment in the receivable, the deficiency will be charged off against the allowance for loan and lease losses or, alternatively, a specific allocation will be established. Additionally, impaired loans and leases are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan and lease losses required for the period.

The following table provides information on impaired loans and lease (excluding PCI loans) as of the dates indicated:

	March 31, 2017		December 31, 2016
	Recorded Investment	Percentage	Recorded Investment	Percentage
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$1,661	6.6%	$1,678	6.4%
Hospitality	6,175	24.8%	6,227	23.6%
Gas station	4,918	19.7%	4,984	18.9%
Other	5,276	21.2%	6,070	23.0%
Residential property	2,765	11.1%	2,798	10.6%
Commercial and industrial loans:
Commercial term	3,828	15.3%	4,106	15.6%
Commercial lines of credit		—%	68	0.3%
Consumer loans	321	1.3%	419	1.6%
Total Non-PCI loans and leases	$24,944	100.0%	$26,350	100.0%

Total impaired loans and leases decreased $1.4 million, or 5.3 percent, to $24.9 million as of March 31, 2017, as compared with $26.4 million at December 31, 2016. Specific allowances associated with impaired loans and leases were $4.5 million and $4.3 million as of March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2017 and 2016, interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms totaled $0.6 million and $0.9 million, respectively. Of these amounts, actual interest recognized on impaired loans and leases was $0.4 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.

The following table provides information on TDRs (excluding PCI loans) as of the dates indicated:

	March 31, 2017			December 31, 2016
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$—	$1,218	$1,218	$—	$1,228	$1,228
Hospitality	4,993	—	4,993	5,014	—	5,014
Gas station	—	1,307	1,307	—	1,324	1,324
Other	1,940	2,780	4,720	1,181	4,318	5,499
Residential property	—	1,063	1,063	—	1,072	1,072
Commercial and industrial loans:
Commercial term	676	2,877	3,553	708	3,017	3,725
Commercial lines of credit	—	—	—	—	68	68
Consumer loans	—	116	116	—	119	119
Total Non-PCI loans and leases	$7,609	$9,361	$16,970	$6,903	$11,146	$18,049

For the three months ended March 31, 2017, no loans were restructured and subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for nine months or less.

As of March 31, 2017, TDRs on accrual status were $9.4 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $0.6 million allowance relating to these loans was included in the allowance for loan and lease losses. For the TDRs on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of March 31, 2017, TDRs on nonaccrual status were $7.6 million, and a $3.2 million allowance relating to these loans was included in the allowance for loan and lease losses. As of December 31, 2016, TDRs on accrual status were $11.1 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $0.7 million allowance relating to these loans was included in the allowance for loan and lease losses. As of December 31, 2016, TDRs on nonaccrual status were $6.9 million, and a $2.6 million allowance relating to these loans was included in the allowance for loan and lease losses.

Allowance for Loan and Lease Losses and Allowance for Off-Balance Sheet Items

The Bank charges or credits operating expenses for provisions to the allowance for loan and lease losses and the allowance for off-balance sheet items at least quarterly based upon the allowance need. The allowance is determined through an analysis involving quantitative calculations based on historic loss rates and qualitative adjustments for general reserves and individual impairment calculations for specific allocations. The Bank charges the allowance for actual losses and credits the allowance for recoveries on loans and leases previously charged-off.

The Bank evaluates the allowance methodology at least annually. In the fourth quarter of 2016 and first quarter of 2017, the Bank utilized a 24-quarter look-back period with equal weighting to all quarters. For the first quarter of 2016, the Bank utilized a 20-quarter look-back period.

To determine general reserve requirements, existing loans and leases are divided into eleven general pools of risk-rated loans, as well as three homogeneous pools. In the first quarter of 2016, existing loans were divided into fourteen general loan pools of risk-rated loans as well as three homogenous loan pools. For risk-rated loans, migration analysis allocates historical losses by pool and risk grade to determine risk factors for potential loss inherent in the current outstanding portfolio. As three homogeneous pools are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific reserves are allocated for loans deemed “impaired.”

When determining the appropriate level for allowance for loan and lease losses, management considers qualitative adjustments for any factors that are likely to cause estimated loan and lease losses associated with the Bank’s current portfolio to differ from historical loss experience, including, but not limited to, national and local economic and business conditions, volume and geographic concentrations, and problem loan trends.

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

The following tables reflect our allocation of allowance for loan and lease losses by category as well as the receivable for each loan type:

	March 31, 2017			December 31, 2016
	Allowance Amount	Percentage	Non- PCI Loans and Leases	Allowance Amount	Percentage	Non- PCI Loans and Leases
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$4,400	13.6%	$908,432	$4,172	13.3%	$857,629
Hospitality	9,469	29.4%	650,518	9,171	29.2%	649,540
Gas station	1,376	4.3%	253,437	1,438	4.6%	260,187
Other	6,949	21.5%	1,113,851	7,448	23.7%	1,107,589
Construction	1,458	4.5%	56,072	1,916	6.1%	55,962
Residential property	1,108	3.4%	357,775	1,067	3.4%	337,791
Total real estate loans	24,760	76.7%	3,340,085	25,212	80.3%	3,268,698
Commercial and industrial loans:
Commercial term	4,289	13.3%	135,476	3,961	12.6%	138,032
Commercial lines of credit	1,257	3.9%	144,279	1,297	4.1%	136,231
International loans	368	1.1%	37,807	324	1.0%	25,821
Total commercial and industrial loans	5,914	18.3%	317,562	5,582	17.7%	300,084
Leases receivable	980	3.0%	259,591	307	1.0%	243,294
Consumer loans	122	0.4%	17,753	191	0.6%	22,830
Unallocated	485	1.6%	—	166	0.4%	—
Total	$32,261	100.0%	$3,934,991	$31,458	100.0%	$3,834,906

	March 31, 2017			December 31, 2016
	Allowance Amount	Percentage	PCI Loans	Allowance Amount	Percentage	PCI Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$98	11.0%	$1,554	$122	12.6%	$2,324
Hospitality	140	15.7%	1,596	138	14.2%	1,618
Gas station	531	59.6%	2,623	589	60.7%	2,692
Other	—	—%	2,047	1	0.1%	2,067
Residential property	73	8.2%	970	72	7.4%	976
Total real estate loans	842	94.5%	8,790	922	95.0%	9,677
Commercial and industrial loans:
Commercial term	41	4.6%	120	41	4.2%	136
Consumer loans	8	0.9%	50	8	0.8%	50
Total	$891	100.0%	$8,960	$971	100.0%	$9,863

The following tables set forth certain information regarding allowance for loan and lease losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to pool and grade as well as actual current commitment usage figures by type to existing contingent liabilities.

	As of and for the Three Months Ended,
	March 31, 2017			December 31, 2016			March 31, 2016
	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total
	(dollars in thousands)
Allowance for loan and Lease losses:
Balance at beginning of period	$31,458	$971	$32,429	$33,439	$5,533	$38,972	$37,494	$5,441	$42,935
Actual charge-offs	(186)	—	(186)	(2,326)	(4,991)	(7,317)	(637)	—	(637)
Recoveries on loans previously charged off	989	—	989	623	—	623	253	—	253
Net loan recoveries	803	—	803	(1,703)	(4,991)	(6,694)	(384)	—	(384)
Loan and lease loss provision (income)	—	(80)	(80)	(278)	429	151	(1,729)	204	(1,525)
Balance at end of period	$32,261	$891	$33,152	$31,458	$971	$32,429	$35,381	$5,645	$41,026

Allowance for off-balance sheet items:
Balance at beginning of period	$1,184	$—	$1,184	$1,491	$—	$1,491	$986	$—	$986
Provision (income)	—	—	—	(307)	—	(307)	234	—	234
Balance at end of period	$1,184	$—	$1,184	$1,184	$—	$1,184	$1,220	$—	$1,220

Ratios:
Net loan and lease charge-offs (recoveries) to average loans and leases (1)	(0.08)%	—%	(0.08)%	0.18%	157.18%	0.73%	0.05%	0.00%	0.05%
Net loan and lease charge-offs (recoveries) to loans and leases (1)	(0.08)%	—%	(0.08)%	0.18%	202.41%	0.70%	0.05%	0.00%	0.05%
Allowance for loan and lease losses to average loans and leases	0.83%	9.47%	0.85%	0.85%	7.64%	0.88%	1.10%	28.33%	1.28%
Allowance for loan and lease losses to loans and leases	0.82%	9.94%	0.84%	0.82%	9.84%	0.84%	1.08%	28.46%	1.24%
Net loan and lease charge-offs (recoveries) to allowance for loan and lease losses (1)	(9.96)%	—%	(9.69)%	21.65%	2056.02%	82.57%	4.34%	0.00%	3.74%
Allowance for loan and lease losses to nonperforming loans and leases	252.55%	—%	259.53%	275.80%	—%	284.32%	217.38%	0.00%	252.06%
Balance:
Average loans and leases during period	$3,884,949	$9,412	$3,881,686	$3,686,013	$12,702	$3,690,955	$3,224,973	$19,925	$3,192,832
Loans and leases at end of period	$3,934,991	$8,960	$3,943,951	$3,834,906	$9,863	$3,844,769	$3,286,644	$19,835	$3,306,479
Nonperforming loans and leases at end of period	$12,774	$—	$12,774	$11,406	$—	$11,406	$16,276	$—	$16,276

(1)	Net loan charge-offs (recoveries) are annualized to calculate the ratios.

Allowance for loan and lease losses was $33.2 million, $32.4 million and $41.0 million, as of March 31, 2017, December 31, 2016, and March 31, 2016, respectively. The increase of $0.7 million, or 2.2 percent in the allowance for loan and lease losses as of March 31, 2017, compared with December 31, 2016 was due primarily to the decline in estimated loss factors and improvements in classified loans and lease. Accordingly, the non-PCI loan and lease loss allowance increased $0.8 million to $32.3 million as of March 31, 2017, compared with $31.5 million at December 31, 2016. The PCI loan loss allowance decreased $0.1 million to $0.9 million as of March 31, 2017, compared with $1.0 million at December 31, 2016.

An allowance for off-balance sheet exposure, primarily unfunded loan commitments, as of March 31, 2017, December 31, 2016 and March 31, 2016 was $1.2 million, $1.2 million and $1.2 million, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized.

Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances are adequate for losses inherent in the loan and lease portfolio and for off-balance sheet exposures as of March 31, 2017.

The following table presents a summary of net charge-offs (recoveries):

	As of and for the Three Months Ended
	Charge-offs	Recoveries	Net Charge-offs (Recoveries)
	(in thousands)
March 31, 2017
Real estate loans:
Commercial property
Hospitality	$104	$—	$104
Gas station	—	—	—
Other	—	712	(712)
Commercial and industrial loans:
Commercial term	40	277	(237)
Leases receivable	42	—	42
Total Non-PCI loans	$186	$989	$(803)

March 31, 2016
Real estate loans:
Commercial property
Retail	$—	$3	$(3)
Hospitality	535	—	535
Gas station	—	81	(81)
Other	—	9	(9)
Commercial and industrial loans:
Commercial term	2	154	(152)
Commercial lines of credit	100	6	94
Total Non-PCI loans	$637	$253	$384

For the three months ended March 31, 2017, total charge-offs were $0.2 million, a decrease of $0.4 million, or 70.8 percent from $0.6 million for the same period in 2016, and total recoveries were $1.0 million, an increase of $0.7 million, or 290.9 percent, from $0.3 million for the same period in 2016

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	March 31, 2017		December 31, 2016
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$1,241,272	30.4%	$1,203,240	31.6%
Interest-bearing:
Demand	99,433	2.4%	96,856	2.5%
Money market and savings	1,534,578	37.6%	1,329,324	34.9%
Time deposits of $100,000 or more	892,575	21.9%	844,386	22.2%
Other time deposits	315,307	7.7%	335,931	8.8%
Total deposits	$4,083,165	100.0%	$3,809,737	100.0%

(1)	Includes $476.4 million and $445.4 million of time deposits of $250,000 or more as of March 31, 2017 and December 31, 2016, respectively.

Deposits increased $273.4 million, or 7.2 percent, to $4.08 billion as of March 31, 2017 from $3.81 billion as of December 31, 2016. The increase in deposits was mainly attributable to the $205.3 million and $38.0 million increase in money market and savings deposits and noninterest-bearing demand deposits, respectively.

Borrowings

At March 31, 2017 and December 31, 2016, there were $50.0 million and $315.0 million in overnight advances from the FHLB, respectively. The reduction in FHLB advances was supported by the increase in deposits for the first quarter of 2017. In addition, subordinated debentures were $116.8 million and $19.0 million at March 31, 2017 and December 31, 2016, respectively. The change represents the accretion of the acquisition discount and the proceeds from the Subordinated Note that closed on March 21, 2017.

Interest Rate Risk Management

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

The Bank performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below). This sensitivity analysis is compared to policy limits, which specify the maximum tolerance level for net interest income exposure over a 12-month and 24-month horizon, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
	12-Month Horizon		24-Month Horizon
Change in Interest Rate	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(dollars in thousands)
300%	$(850)	-0.47%	$8,215	4.54%
200%	$(701)	-0.39%	$5,422	3.00%
100%	$(71)	-0.04%	$3,556	1.97%
-100%	$(11,647)	-6.31%	$(20,260)	-11.20%

	Economic Value of Equity (EVE)
Change in Interest Rate	Dollar Change	Percentage Change
	(dollars in thousands)
300%	$(38,643)	-5.70%
200%	$(26,049)	-3.80%
100%	$(6,874)	-1.00%
-100%	$(34,839)	-5.10%

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

At March 31, 2017, the Bank’s total risk-based capital ratio of 15.91 percent, Tier 1 risk-based capital ratio of 15.07 percent, common equity Tier 1 capital ratio of 15.07 percent and Tier 1 leverage capital ratio of 13.08 percent, placed the Bank in the “well capitalized” category pursuant to new capital rule, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

At March 31, 2017, the Company's total risk-based capital ratio was 16.16 percent, Tier 1 risk-based capital ratio was 12.93 percent, common equity Tier 1 capital ratio was 12.56 percent and Tier 1 leverage capital ratio was 11.21 percent.

For a discussion of implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act, see our 2016 Annual Report on Form 10-K.

Liquidity

Hanmi Financial

Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its current obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of March 31, 2017, the Bank had $145 million of brokered deposits.

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see Note 12 - Off-Balance Sheet Commitments included in the Notes to Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q and “Item 1. Business - Off-Balance Sheet Commitments” in our 2016 Annual Report on Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations described in our 2016 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2017, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of March 31, 2017.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Part I, Item 1A Risk Factors of our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document
4.1
Subordinated lndenture, dated as of March 21, 2017, by and between Hanmi Financial Corporation and Wilmington Trust, National Association, as Trustee (incorporated by reference herein from Exhibit 10.1 to Hamni Financial's Current Report on Form 8-K, filed with the SEC on March 21, 2017).

4.2
First Supplemental lndenture, dated as of March 21, 2017, by and between Hanmi Financial Corporation and Wilmington Trust, National Association, as Trustee (incorporated by reference herein from Exhibit 10.1 to Hamni Financial's Current Report on Form 8-K, filed with the SEC on March 21, 2017).

10.1
Employment Agreement, dated as of April 27, 2017, by and among Hanmi Financial Corporation, Hanmi Bank and C. G. Kum (incorporated by reference herein from Exhibit 10.1 to Hanmi Financial's Current Report on Form 8-K, filed with the SEC on May 3, 2017).

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

Hanmi Financial Corporation

Date:	May 10, 2017	By:	/s/ C. G. Kum
C. G. Kum
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)