Form 10-Q
period 2017-06-30
HANMI FINANCIAL CORP
filed 2017-08-09
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do Not Check if a Smaller Reporting Company)	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 4, 2017, there were 32,407,152 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries
Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2017

Part I — Financial Information
Item 1. Financial Statements
Hanmi Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited) June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$138,507	$147,235
Securities available for sale, at fair value (amortized cost of $571,611 as of June 30, 2017 and $521,053 as of December 31, 2016)	571,846	516,964
Loans held for sale, at the lower of cost or fair value	10,949	9,316
Loans and leases receivable, net of allowance for loan and lease losses of $33,758 as of June 30, 2017 and $32,429 as of December 31, 2016	4,039,304	3,812,340
Accrued interest receivable	11,167	10,987
Premises and equipment, net	26,869	28,698
Other real estate owned ("OREO"), net	4,321	7,484
Customers’ liability on acceptances	1,481	978
Servicing assets	10,480	10,564
Goodwill and other intangible assets, net	12,712	12,889
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax asset, net	50,286	48,047
Bank-owned life insurance	49,982	49,440
Prepaid expenses and other assets	29,057	30,019
Total assets	$4,973,346	$4,701,346
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$1,260,929	$1,203,240
Interest-bearing	2,998,244	2,606,497
Total deposits	4,259,173	3,809,737
Accrued interest payable	3,432	2,567
Bank’s liability on acceptances	1,481	978
FHLB advances	20,000	315,000
Subordinated debentures	117,011	18,978
Accrued expenses and other liabilities	22,109	23,061
Total liabilities	4,423,206	4,170,321
Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,039,034 shares (32,393,856 shares outstanding) as of June 30, 2017 and issued 32,946,197 shares (32,330,747 shares outstanding) as of December 31, 2016	33	33
Additional paid-in capital	563,948	562,446
Accumulated other comprehensive income (loss), net of tax expense of $98 as of June 30, 2017 and tax benefit of $1,696 as of December 31, 2016	137	(2,394)
Retained earnings	57,717	41,726
Less: treasury stock, at cost; 645,178 shares as of June 30, 2017 and 615,450 shares as of December 31, 2016	(71,695)	(70,786)
Total stockholders’ equity	550,140	531,025
Total liabilities and stockholders’ equity	$4,973,346	$4,701,346

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest and dividend income:
Interest and fees on loans and leases	$47,971	$40,645	$93,349	$79,712
Interest on securities	2,949	2,886	5,468	5,903
Dividends on Federal Reserve Bank ("FRB") and FHLB stock	283	579	657	1,121
Interest on deposits in other banks	123	49	200	97
Total interest and dividend income	51,326	44,159	99,674	86,833
Interest expense:
Interest on deposits	6,463	3,684	11,617	7,410
Interest on FHLB advances	49	299	517	494
Interest on subordinated debentures	1,636	196	2,009	379
Total interest expense	8,148	4,179	14,143	8,283
Net interest income before provision for loan and lease losses	43,178	39,980	85,531	78,550
Loan and lease loss provision (income)	422	(1,515)	342	(3,040)
Net interest income after provision for loan and lease losses	42,756	41,495	85,189	81,590
Noninterest income:
Service charges on deposit accounts	2,461	2,898	4,989	5,899
Trade finance and other service charges and fees	1,269	1,064	2,316	2,109
Gain on sales of Small Business Administration ("SBA") loans	2,668	1,774	4,132	2,632
Disposition gains on Purchased Credit Impaired ("PCI") loans	540	1,963	723	2,622
Net gain on sales of securities	938	—	1,206	—
Other operating income	1,826	1,674	3,551	3,072
Total noninterest income	9,702	9,373	16,917	16,334
Noninterest expense:
Salaries and employee benefits	16,623	16,061	33,727	31,759
Occupancy and equipment	3,878	3,938	7,861	7,434
Data processing	1,738	1,454	3,369	2,889
Professional fees	1,554	1,509	2,702	2,974
Supplies and communications	745	709	1,379	1,445
Advertising and promotion	1,015	1,094	1,817	1,616
OREO expense (income)	519	183	418	648
Merger and integration costs (income)	(9)	—	(40)	—
Other operating expenses	2,881	2,915	4,948	5,167
Total noninterest expense	28,944	27,863	56,181	53,932
Income before income tax expense	23,514	23,005	45,925	43,992
Income tax expense	9,057	8,857	17,685	15,040
Net income	$14,457	$14,148	$28,240	$28,952
Basic earnings per share	$0.45	$0.44	$0.88	$0.90
Diluted earnings per share	$0.45	$0.44	$0.87	$0.90
Weighted-average shares outstanding:
Basic	32,078,038	31,882,489	32,040,113	31,864,427
Diluted	32,243,034	32,029,910	32,216,671	32,001,163

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$14,457	$14,148	$28,240	$28,952
Other comprehensive income, net of tax:
Unrealized gain on securities:
Unrealized holding gain arising during period	3,910	6,424	5,530	16,147
Less: reclassification adjustment for net gain included in net income	(938)	—	(1,206)	—
Unrealized loss on interest-only strip of servicing assets	—	(9)	—	(9)
Income tax expense related to items of other comprehensive income	(1,232)	(2,658)	(1,793)	(6,702)
Other comprehensive income, net of tax	1,740	3,757	2,531	9,436
Comprehensive income	$16,197	$17,905	$30,771	$38,388

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at January 1, 2016	32,566,522	(592,163)	31,974,359	$257	$557,761	$(315)	$6,422	$(70,207)	$493,918
Correction of accounting for the 2011 1-for-8 stock split	—	—	—	(224)	224	—	—	—	—
Stock options exercised	40,209	—	40,209	—	562	—	—	—	562
Restricted stock awards, net of forfeitures	256,276	—	256,276	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,542	—	—	—	1,542
Restricted stock surrendered due to employee tax liability	—	(10,524)	(10,524)	—	—	—	—	(247)	(247)
Cash dividends declared	—	—	—	—	—	—	(8,978)	—	(8,978)
Net income	—	—	—	—	—	—	28,952	—	28,952
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	9,436	—	—	9,436
Balance at June 30, 2016	32,863,007	(602,687)	32,260,320	$33	$560,089	$9,121	$26,396	$(70,454)	$525,185

Balance at January 1, 2017	32,946,197	(615,450)	32,330,747	$33	$562,446	$(2,394)	$41,726	$(70,786)	$531,025
Stock options exercised	11,500	—	11,500	—	139	—	—	—	139
Restricted stock awards, net of forfeitures	81,337	—	81,337	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,363	—	—	—	1,363
Restricted stock surrendered due to employee tax liability	—	(29,728)	(29,728)	—	—	—	—	(909)	(909)
Cash dividends declared	—	—	—	—	—	—	(12,249)	—	(12,249)
Net income	—	—	—	—	—	—	28,240	—	28,240
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	2,531	—	—	2,531
Balance at June 30, 2017	33,039,034	(645,178)	32,393,856	$33	$563,948	$137	$57,717	$(71,695)	$550,140
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$28,240	$28,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,081	7,595
Share-based compensation expense	1,363	1,542
Loan and lease loss provision (income)	342	(3,040)
Gain on sales of securities	(1,206)	—
Gain on sales of SBA loans	(4,132)	(2,632)
Loss (gain) on sale of premises and equipment	76	(35)
Disposition gains on PCI loans	(723)	(2,622)
Gain on sales of OREO	(532)	—
Valuation adjustment on OREO	949	648
Origination of SBA loans held for sale	(53,667)	(42,559)
Proceeds from sales of SBA loans	56,938	35,119
Change in accrued interest receivable	(180)	(1,051)
Change in bank-owned life insurance	(542)	(511)
Change in prepaid expenses and other assets	(508)	882
Change in income tax assets	(4,032)	(1,689)
Change in accrued interest payable	865	(70)
Change in FDIC loss sharing liability	—	(1,271)
Change in accrued expenses and other liabilities	633	(8,366)
Net cash provided by operating activities	30,965	10,892
Cash flows from investing activities:
Proceeds from matured, called and repayment of securities	33,665	74,063
Proceeds from sales of securities available for sale	52,688	—
Proceeds from sales of OREO	3,386	1,297
Change in loans and leases receivable, excluding purchases	(157,068)	(171,240)
Purchases of securities	(138,777)	—
Purchases of premises and equipment	269	(1,393)
Purchases of loans receivable	(73,008)	(97,200)
Purchases of FRB stock	—	(325)
Net cash used in investing activities	(278,845)	(194,798)
Cash flows from financing activities:
Change in deposits	449,436	79,313
Change in overnight FHLB borrowings	(295,000)	110,000
Issuance of subordinated debentures	97,735	—
Proceeds from exercise of stock options	139	562
Cash paid for treasury shares acquired in respect of share-based compensation	(909)	(247)
Cash dividends paid	(12,249)	(13,454)
Net cash provided by financing activities	239,152	176,174
Net decrease in cash and cash equivalents	(8,728)	(7,732)
Cash and cash equivalents at beginning of year	147,235	164,364
Cash and cash equivalents at end of period	$138,507	$156,632

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$14,143	$8,353
Income taxes	$19,826	$16,486
Non-cash activities:
Transfer of loans receivable to OREO	$143	$4,318
Income tax expense related to items in other comprehensive income	$(1,793)	$(6,702)
Change in unrealized gain in accumulated other comprehensive income	$(5,530)	$(16,147)
Cash dividends declared	$(12,249)	$(8,978)
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Six Months Ended June 30, 2017 and 2016
Note 1 — Organization and Basis of Presentation

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is a bank holding company whose subsidiary is Hanmi Bank (the “Bank”). Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operation of the Bank.

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended June 30, 2017, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report on Form 10-K”).

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

Note 2 — Securities

The following is a summary of securities available for sale as of June 30, 2017 and December 31, 2016:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
June 30, 2017
Mortgage-backed securities (1) (2)	$280,494	$767	$1,496	$279,765
Collateralized mortgage obligations (1)	92,360	14	936	91,438
U.S. government agency securities	7,499	—	42	7,457
SBA loan pool securities	4,037	—	142	3,895
Municipal bonds-tax exempt	158,614	2,567	118	161,063
Municipal bonds-taxable	531	6	—	537
Corporate bonds	5,006	16	—	5,022
U.S. treasury securities	154	—	—	154
Mutual funds	22,916	—	401	22,515
Total securities available for sale	$571,611	$3,370	$3,135	$571,846

December 31, 2016
Mortgage-backed securities (1) (2)	$230,489	$598	$1,457	$229,630
Collateralized mortgage obligations (1)	77,447	6	1,002	76,451
U.S. government agency securities	7,499	—	58	7,441
SBA loan pool securities	4,356	—	210	4,146
Municipal bonds-tax exempt	159,789	236	1,995	158,030
Municipal bonds-taxable	13,391	319	9	13,701
Corporate bonds	5,010	5	—	5,015
U.S. treasury securities	156	—	—	156
Mutual funds	22,916	—	522	22,394
Total securities available for sale	$521,053	$1,164	$5,253	$516,964

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Includes securities collateralized by home equity conversion mortgages with total estimated fair value of $9.1 million and $52.9 million as of June 30, 2017 and December 31, 2016, respectively.

The amortized cost and estimated fair value of securities as of June 30, 2017, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. Mutual funds do not have contractual maturities. However, they are included in the table shown below as over ten years since the Company intends to hold these securities for at least this duration. All other securities are included based on their contractual maturities.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(in thousands)
Within one year	$15,692	$15,648
Over one year through five years	59,465	59,365
Over five years through ten years	249,990	251,060
Over ten years	246,464	245,773
Total	$571,611	$571,846
Gross unrealized losses on securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of June 30, 2017 and December 31, 2016:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(in thousands, except number of securities)
June 30, 2017
Mortgage-backed securities	$1,432	$189,400	62	$64	$6,868	2	$1,496	$196,268	64
Collateralized mortgage obligations	560	67,725	30	376	18,424	12	936	86,149	42
U.S. government agency securities	42	7,457	3	—	—	—	42	7,457	3
SBA loan pool securities	—	—	—	142	3,896	2	142	3,896	2
Municipal bonds-tax exempt	118	5,128	7	—	—	—	118	5,128	7
U.S. treasury securities	—	154	1	—	—	—	—	154	1
Mutual funds	290	21,596	3	111	914	3	401	22,510	6
Total	$2,442	$291,460	106	$693	$30,102	19	$3,135	$321,562	125

December 31, 2016
Mortgage-backed securities	$1,345	$102,647	38	$112	$11,350	3	$1,457	$113,997	41
Collateralized mortgage obligations	676	60,786	27	326	10,579	7	1,002	71,365	34
U.S. government agency securities	58	7,441	3	—	—	—	58	7,441	3
SBA loan pool securities	—	—	—	210	4,146	2	210	4,146	2
Municipal bonds-tax exempt	1,995	125,004	54	—	—	—	1,995	125,004	54
Municipal bonds-taxable	9	2,904	2	—	—	—	9	2,904	2
Mutual funds	413	21,478	4	109	916	3	522	22,394	7
Total	$4,496	$320,260	128	$757	$26,991	15	$5,253	$347,251	143

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2017 and December 31, 2016 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of June 30, 2017 and December 31, 2016. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

The Company does not intend to sell these securities and it is more likely than not that we will not be required to sell the securities before the recovery of their amortized cost basis. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of June 30, 2017 and December 31, 2016 were not other-than-temporarily impaired, and therefore, no impairment charges as of June 30, 2017 and December 31, 2016 were warranted.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Gross realized gains on sales of securities	$938	$—	$1,206	$—
Gross realized losses on sales of securities	—	—	—	—
Net realized gains on sales of securities	$938	$—	$1,206	$—
Proceeds from sales of securities	$40,115	$—	$52,688	$—

For the three months ended June 30, 2017, there was a $938,000 net gain in earnings resulting from the sale of securities. Net unrealized gains of $430,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period. There were no sales of securities during the three months ended June 30, 2016.

For the six months ended June 30, 2017, there was a $1.2 million net gain in earnings resulting from the sale of securities. Net unrealized gains of $744,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period. There were no sales of securities during the six months ended June 30, 2016.

Securities available for sale with market values of $132.3 million and $133.0 million as of June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Note 3 — Loans and leases

Loans and Leases Receivable, Net

Loans and leases receivable consisted of the following as of the dates indicated:

	June 30, 2017			December 31, 2016
	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$914,470	$1,643	$916,113	$857,629	$2,324	$859,953
Hospitality	737,369	1,698	739,067	649,540	1,618	651,158
Gas station	247,566	2,363	249,929	260,187	2,692	262,879
Other (1)	1,102,084	2,016	1,104,100	1,107,589	2,067	1,109,656
Construction	58,159	—	58,159	55,962	—	55,962
Residential property	382,692	965	383,657	337,791	976	338,767
Total real estate loans	3,442,340	8,685	3,451,025	3,268,698	9,677	3,278,375
Commercial and industrial loans:
Commercial term	159,432	55	159,487	138,032	136	138,168
Commercial lines of credit	148,421	—	148,421	136,231	—	136,231
International loans	39,328	—	39,328	25,821	—	25,821
Total commercial and industrial loans	347,181	55	347,236	300,084	136	300,220
Leases receivable	257,525	—	257,525	243,294	—	243,294
Consumer loans (2)	17,232	44	17,276	22,830	50	22,880
Loans and leases receivable	4,064,278	8,784	4,073,062	3,834,906	9,863	3,844,769
Allowance for loan and lease losses	(33,038)	(720)	(33,758)	(31,458)	(971)	(32,429)
Loans and leases receivable, net	$4,031,240	$8,064	$4,039,304	$3,803,448	$8,892	$3,812,340

(1)
The remaining other real estate categories represent less than one percent of total loans and leases, which, among other property types, include mixed-use, apartment, office, industrial, faith-based facilities and warehouse.

(2)	Consumer loans include home equity lines of credit of $15.1 million and $17.7 million as of June 30, 2017 and December 31, 2016, respectively.

Accrued interest on loans and leases receivable was $8.3 million and $8.2 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, loans receivable of $1.0 billion were pledged to secure borrowing facilities from the FHLB.

Loans Held for Sale

The following is the activity for SBA loans held for sale for the three months ended June 30, 2017 and 2016:

	SBA Loans Held for Sale
	Real Estate	Commercial and Industrial	Total
	(in thousands)
June 30, 2017
Balance at beginning of period	$7,789	$1,060	$8,849
Originations	22,130	12,344	34,474
Sales	(21,083)	(11,271)	(32,354)
Principal payoffs and amortization	(19)	(1)	(20)
Balance at end of period	$8,817	$2,132	$10,949

June 30, 2016
Balance at beginning of period	$1,824	$759	$2,583
Originations	22,376	8,031	30,407
Sales	(14,905)	(5,247)	(20,152)
Principal payoffs and amortization	(1)	(4)	(5)
Balance at end of period	$9,294	$3,539	$12,833

The following is the activity for SBA loans held for sale for the six months ended June 30, 2017 and 2016:

	SBA Loans Held for Sale
	Real Estate	Commercial and Industrial	Total
	(in thousands)
June 30, 2017
Balance at beginning of period	$7,410	$1,906	$9,316
Originations	34,763	18,904	53,667
Sales	(33,337)	(18,660)	(51,997)
Principal payoffs and amortization	(19)	(18)	(37)
Balance at end of period	$8,817	$2,132	$10,949

June 30, 2016
Balance at beginning of period	$840	$2,034	$2,874
Originations	28,849	13,710	42,559
Sales	(20,393)	(12,182)	(32,575)
Principal payoffs and amortization	(2)	(23)	(25)
Balance at end of period	$9,294	$3,539	$12,833

Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses was as follows for the periods indicated:

	As of and for the Three Months Ended
	June 30, 2017			June 30, 2016
	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total
	(in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$32,261	$891	$33,152	$35,381	$5,645	$41,026
Charge-offs	(665)	—	(665)	(662)	(137)	(799)
Recoveries on loans and leases previously charged off	849	—	849	995	—	995
Net loan and lease (charge-offs) recoveries	184	—	184	333	(137)	196
Loan and lease loss provision (income)	593	(171)	422	(1,455)	(60)	(1,515)
Balance at end of period	$33,038	$720	$33,758	$34,259	$5,448	$39,707

	As of and for the Six Months Ended
	June 30, 2017			June 30, 2016
	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total
	(in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$31,458	$971	$32,429	$37,494	$5,441	$42,935
Charge-offs	(851)	—	(851)	(1,299)	(137)	(1,436)
Recoveries on loans and leases previously charged off	1,838	—	1,838	1,248	—	1,248
Net loan and lease (charge-offs) recoveries	987	—	987	(51)	(137)	(188)
Loan and lease loss provision (income)	593	(251)	342	(3,184)	144	(3,040)
Balance at end of period	$33,038	$720	$33,758	$34,259	$5,448	$39,707

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

The following tables detail the information on the allowance for loan and lease losses by portfolio segment as of and for the three and six months ended June 30, 2017 and 2016:

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(In thousands)
As of and for the Three Months Ended June 30, 2017
Allowance for loan and lease losses on non-PCI loans and leases:
Beginning balance	$24,760	$5,914	980	$122	$485	$32,261
Charge-offs	(38)	—	(627)	—	—	(665)
Recoveries on loans and leases previously charged off	447	367	20	15	—	849
Loan and lease loss provision (income)	(2,407)	698	1,660	(50)	692	593
Ending balance	$22,762	$6,979	$2,033	$87	$1,177	$33,038
Ending balance: individually evaluated for impairment	$3,638	$1,841	$—	$—	$—	$5,479
Ending balance: collectively evaluated for impairment	$19,124	$5,138	$2,033	$87	$1,177	$27,559

Non-PCI loans and leases receivable:
Ending balance	$3,442,340	$347,181	$257,525	$17,232	$—	$4,064,278
Ending balance: individually evaluated for impairment	$19,695	$5,275	$—	$1,224	$—	$26,194
Ending balance: collectively evaluated for impairment	$3,422,645	$341,906	$257,525	$16,008	$—	$4,038,084

Allowance for loan losses on PCI loans:
Beginning balance	$842	$41	$—	$8	$—	$891
Charge-offs	—	—	—	—	—	—
Loan loss provision (income)	(171)	—	—	—	—	(171)
Ending balance	$671	$41	$—	$8	$—	$720

PCI loans receivable:
Ending balance: acquired with deteriorated credit quality	$8,685	$55	$—	$44	$—	$8,784

	Real Estate	Commercial and Industrial	Leases Receivable		Consumer	Unallocated	Total
	(In thousands)
As of and for the Three Months Ended June 30, 2016
Allowance for loan and lease losses on non-PCI loans and leases:
Beginning balance	$28,278	$6,289	—		$255	$559	$35,381
Charge-offs	(156)	(506)	—		—	—	(662)
Recoveries on loans and leases previously charged off	97	845	—		53	—	995
Loan and lease loss provision (income)	(103)	(1,126)	—		(66)	(160)	(1,455)
Ending balance	$28,116	$5,502	$—		$242	$399	$34,259
Ending balance: individually evaluated for impairment	$2,589	$422	$—		$—	$—	$3,011
Ending balance: collectively evaluated for impairment	$25,527	$5,080	$—	$—	$242	$399	$31,248

Non-PCI loans and leases receivable:
Ending balance	$3,116,749	$292,927	$—		$24,614	$—	$3,434,290
Ending balance: individually evaluated for impairment	$20,412	$5,089	$—		$686	$—	$26,187
Ending balance: collectively evaluated for impairment	$3,096,337	$287,838	$—		$23,928	$—	$3,408,103

Allowance for loan losses on PCI loans:
Beginning balance	$5,599	$44	$—		$2	$—	$5,645
Charge-offs	(137)	—	—		—	—	(137)
Loan loss provision (income)	(62)	(3)	—		5	—	(60)
Ending balance	$5,400	$41	$—		$7	$—	$5,448

PCI loans receivable:
Ending balance: acquired with deteriorated credit quality	$14,823	$146	$—		$51	$—	$15,020

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(In thousands)
As of and for the Six Months Ended June 30, 2017
Allowance for loan and lease losses on non-PCI loans and leases:
Beginning balance	$25,212	$5,582	307	$191	$166	$31,458
Charge-offs	(142)	(40)	(669)	—	—	(851)
Recoveries on loans and leases previously charged off	1,159	644	20	15	—	1,838
Loan and lease loss provision (income)	(3,467)	793	2,375	(119)	1,011	593
Ending balance	$22,762	$6,979	$2,033	$87	$1,177	$33,038
Ending balance: individually evaluated for impairment	$3,638	$1,841	$—	$—	$—	$5,479
Ending balance: collectively evaluated for impairment	$19,124	$5,138	$2,033	$87	$1,177	$27,559

Non-PCI loans and leases receivable:
Ending balance	$3,442,340	$347,181	$257,525	$17,232	$—	$4,064,278
Ending balance: individually evaluated for impairment	$19,695	$5,275	$—	$1,224	$—	$26,194
Ending balance: collectively evaluated for impairment	$3,422,645	$341,906	$257,525	$16,008	$—	$4,038,084

Allowance for loan losses on PCI loans:
Beginning balance	$922	$41	$—	$8	$—	$971
Charge-offs	—	—	—	—	—	—
Loan loss provision (income)	(251)	—	—	—	—	(251)
Ending balance	$671	$41	$—	$8	$—	$720

PCI loans receivable:
Ending balance: acquired with deteriorated credit quality	$8,685	$55	$—	$44	$—	$8,784

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(In thousands)
As of and for the Six Months Ended June 30, 2016
Allowance for loan and lease losses on non-PCI loans and leases:
Beginning balance	$29,800	$7,081	—	$242	$371	$37,494
Charge-offs	(691)	(608)	—	—	—	(1,299)
Recoveries on loans and leases previously charged off	190	1,005	—	53	—	1,248
Loan and lease loss provision (income)	(1,183)	(1,976)	—	(53)	28	(3,184)
Ending balance	$28,116	$5,502	$—	$242	$399	$34,259
Ending balance: individually evaluated for impairment	$2,589	$422	$—	$—	$—	$3,011
Ending balance: collectively evaluated for impairment	$25,527	$5,080	$—	$242	$399	$31,248

Non-PCI loans and leases receivable:
Ending balance	$3,116,749	$292,927	$—	$24,614	$—	$3,434,290
Ending balance: individually evaluated for impairment	$20,412	$5,089	$—	$686	$—	$26,187
Ending balance: collectively evaluated for impairment	$3,096,337	$287,838	$—	$23,928	$—	$3,408,103

Allowance for loan losses on PCI loans:
Beginning balance	$5,397	$42	$—	$2	$—	$5,441
Charge-offs	(137)	—	—	—	—	(137)
Loan loss provision (income)	140	(1)	—	5	—	144
Ending balance	$5,400	$41	$—	$7	$—	$5,448

PCI loans receivable:
Ending balance: acquired with deteriorated credit quality	$14,823	$146	$—	$51	$—	$15,020
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

     As of June 30, 2017 and December 31, 2016, pass/pass-watch, special mention and classified loans and leases (excluding PCI loans), disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total
	(in thousands)
June 30, 2017
Real estate loans:
Commercial property
Retail	$909,076	$1,601	$3,793	$914,470
Hospitality	724,423	5,798	7,148	737,369
Gas station	243,388	2,006	2,172	247,566
Other	1,089,244	9,483	3,357	1,102,084
Construction	58,159	—	—	58,159
Residential property	382,068	320	304	382,692
Total real estate loans	3,406,358	19,208	16,774	3,442,340
Commercial and industrial loans:
Commercial term	155,226	2,143	2,063	159,432
Commercial lines of credit	146,921	—	1,500	148,421
International loans	39,328	—	—	39,328
Total commercial and industrial loans	341,475	2,143	3,563	347,181
Leases receivable	253,881	—	3,644	257,525
Consumer loans	15,956	—	1,276	17,232
Total Non-PCI loans and leases	$4,017,670	$21,351	$25,257	$4,064,278

December 31, 2016
Real estate loans:
Commercial property
Retail	$851,147	$2,275	$4,207	$857,629
Hospitality	634,397	5,497	9,646	649,540
Gas station	252,123	1,911	6,153	260,187
Other	1,100,070	1,645	5,874	1,107,589
Construction	55,962	—	—	55,962
Residential property	337,227	—	564	337,791
Total real estate loans	3,230,926	11,328	26,444	3,268,698
Commercial and industrial loans:
Commercial term	133,811	2,060	2,161	138,032
Commercial lines of credit	135,699	464	68	136,231
International loans	23,406	2,415	—	25,821
Total commercial and industrial loans	292,916	4,939	2,229	300,084
Leases receivable	242,393	—	901	243,294
Consumer loans	22,139	—	691	22,830
Total Non-PCI loans and leases	$3,788,374	$16,267	$30,265	$3,834,906

The following is an aging analysis of loans and leases (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
	(in thousands)
June 30, 2017
Real estate loans:
Commercial property
Retail	$128	$138	$143	$409	$914,061	$914,470
Hospitality	1,336	999	3,797	6,132	731,237	737,369
Gas station	264	1,582	130	1,976	245,590	247,566
Other	876	433	69	1,378	1,100,706	1,102,084
Construction	—	—	—	—	58,159	58,159
Residential property	1,165	50	456	1,671	381,021	382,692
Total real estate loans	3,769	3,202	4,595	11,566	3,430,774	3,442,340
Commercial and industrial loans:
Commercial term	186	418	372	976	158,456	159,432
Commercial lines of credit	95	—	—	95	148,326	148,421
International loans	—	—	—	—	39,328	39,328
Total commercial and industrial loans	281	418	372	1,071	346,110	347,181
Leases receivable	1,983	1,787	1,971	5,741	251,784	257,525
Consumer loans	121	—	990	1,111	16,121	17,232
Total Non-PCI loans and leases	$6,154	$5,407	$7,928	$19,489	$4,044,789	$4,064,278

December 31, 2016
Real estate loans:
Commercial property
Retail	$9	$137	$234	$380	$857,249	$857,629
Hospitality	1,037	46	600	1,683	647,857	649,540
Gas station	245	643	137	1,025	259,162	260,187
Other	432	79	1,100	1,611	1,105,978	1,107,589
Construction	—	—	—	—	55,962	55,962
Residential property	730	89	423	1,242	336,549	337,791
Total real estate loans	2,453	994	2,494	5,941	3,262,757	3,268,698
Commercial and industrial loans:
Commercial term	484	42	111	637	137,395	138,032
Commercial lines of credit	—	—	—	—	136,231	136,231
International loans	80	—	—	80	25,741	25,821
Total commercial and industrial loans	564	42	111	717	299,367	300,084
Leases receivable	2,090	1,043	385	3,518	239,776	243,294
Consumer loans	170	—	—	170	22,660	22,830
Total Non-PCI loans and leases	$5,277	$2,079	$2,990	$10,346	$3,824,560	$3,834,906

There were no loans that were 90 days or more past due and accruing interest as of June 30, 2017 and 2016.

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
	(in thousands)
June 30, 2017
Real estate loans:
Commercial property
Retail	$1,495	$1,506	$1,186	$309	$66
Hospitality	6,057	6,730	2,341	3,716	3,078
Gas station	4,828	4,991	4,828	—	—
Other	4,502	4,810	3,652	850	494
Residential property	2,813	2,837	2,813	—	—
Total real estate loans	19,695	20,874	14,820	4,875	3,638
Commercial and industrial loans:
Commercial term	3,775	3,859	1,252	2,523	651
Commercial lines of credit	1,500	1,500	—	1,500	1,190
Total commercial and industrial loans	5,275	5,359	1,252	4,023	1,841
Consumer loans	1,224	1,228	1,224	—	—
Total Non-PCI loans and leases	$26,194	$27,461	$17,296	$8,898	$5,479

December 31, 2016
Real estate loans:
Commercial property
Retail	$1,678	$1,684	$151	$1,527	$120
Hospitality	6,227	6,823	2,243	3,984	3,078
Gas station	4,984	5,092	4,984	—	—
Other	6,070	6,808	3,127	2,943	782
Residential property	2,798	2,851	2,798	—	—
Total real estate loans	21,757	23,258	13,303	8,454	3,980
Commercial and industrial loans:
Commercial term	4,106	4,171	1,229	2,877	347
Commercial lines of credit	68	68	68	—	—
Total commercial and industrial loans	4,174	4,239	1,297	2,877	347
Consumer loans	419	489	419	—	—
Total Non-PCI loans and leases	$26,350	$27,986	$15,019	$11,331	$4,327

	Three Months Ended		Six Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
June 30, 2017
Real estate loans:
Commercial property
Retail	$1,500	$29	$1,584	$61
Hospitality	6,074	99	6,164	167
Gas station	4,860	117	4,844	211
Other	4,532	98	4,932	187
Residential property	2,823	28	2,798	61
Total real estate loans	19,789	371	20,322	687
Commercial and industrial loans:
Commercial term	3,829	52	3,861	110
Commercial lines of credit	1,500	16	750	16
Total commercial and industrial loans	5,329	68	4,611	126
Consumer loans	1,226	3	775	6
Total Non-PCI loans and leases	$26,344	$442	$25,708	$819

June 30, 2016
Real estate loans:
Commercial property
Retail	$2,434	$44	$2,653	$85
Hospitality	3,362	146	5,032	300
Gas station	4,653	99	4,880	261
Other	7,525	183	7,887	395
Residential property	2,537	27	2,653	57
Total real estate loans	20,511	499	23,105	1,098
Commercial and industrial loans:
Commercial term	5,089	87	5,151	164
Commercial lines of credit	28	4	37	9
International loans	—	—	630	—
Total commercial and industrial loans	5,117	91	5,818	173
Consumer loans	690	8	692	16
Total Non-PCI loans and leases	$26,318	$598	$29,615	$1,287

The following is a summary of interest foregone on impaired loans and leases (excluding PCI loans) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms	$622	$718	$1,213	$1,611
Less: Interest income recognized on impaired loans and leases	(442)	(598)	(819)	(1,287)
Interest foregone on impaired loans and leases	$180	$120	$394	$324

There were no commitments to lend additional funds to borrowers whose loans are included in the table above.

Nonaccrual Loans and Leases and Nonperforming Assets

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

The following table details nonaccrual loans and leases (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	June 30, 2017	December 31, 2016
	(in thousands)
Real estate loans:
Commercial property
Retail	$210	$404
Hospitality	5,199	5,266
Gas station	945	1,025
Other	1,990	2,033
Residential property	667	564
Total real estate loans	9,011	9,292
Commercial and industrial loans:
Commercial term	1,199	824
Commercial lines of credit	1,500	—
Total commercial and industrial loans	2,699	824
Leases receivable	3,644	901
Consumer loans	1,110	389
Total nonaccrual Non-PCI loans and leases	$16,464	$11,406

The following table details nonperforming assets (excluding PCI loans) as of the dates indicated:

	June 30, 2017	December 31, 2016
	(in thousands)
Nonaccrual Non-PCI loans and leases	$16,464	$11,406
Loans and leases 90 days or more past due and still accruing	—	—
Total nonperforming Non-PCI loans and leases	16,464	11,406
OREO	4,321	7,484
Total nonperforming assets	$20,785	$18,890

As of June 30, 2017, OREO consisted of seven properties with a combined carrying value of $4.3 million, six of which with a combined carrying value of $4.2 million were acquired in the Central Bancorp Inc. ("CBI") acquisition on August 31, 2014, or were obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date. As of December 31, 2016, OREO consisted of 12 properties with a combined carrying value of $7.5 million, including $5.7 million OREO acquired in the CBI acquisition or obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date.

Troubled Debt Restructurings

The following table details TDRs (excluding PCI loans) as of June 30, 2017 and December 31, 2016:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
June 30, 2017
Real estate loans	$2,083	$3,989	$69	$—	$6,141	$3,772	$—	$1,255	$1,255	$6,282
Commercial and industrial loans	139	67	352	385	943	14	189	1,709	540	2,452
Consumer loans	—	—	—	—	—	—	—	114	—	114
Total Non-PCI TDR loans	$2,222	$4,056	$421	$385	$7,084	$3,786	$189	$3,078	$1,795	$8,848

December 31, 2016
Real estate loans	$1,679	$4,373	$143	$—	$6,195	$4,795	$—	$1,514	$1,633	$7,942
Commercial and industrial loans	149	71	69	419	708	22	198	2,135	730	3,085
Consumer loans	—	—	—	—	—	—	—	119	—	119
Total Non-PCI TDR loans	$1,828	$4,444	$212	$419	$6,903	$4,817	$198	$3,768	$2,363	$11,146

As of June 30, 2017 and December 31, 2016, total TDRs were $15.9 million and $18.0 million, respectively. A debt restructuring is considered a TDR if we grant a concession, that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for three months or more. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. At June 30, 2017 and December 31, 2016, $3.5 million and $3.4 million, respectively, of allowance relating to these loans were included in the allowance for loan and lease losses.

For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

During the three months ended June 30, 2016, there was one commercial term loan with recorded investment of $55,000 that defaulted subsequent to the modifications occurring within the previous 12 months. During the six months ended June 30, 2016, there was one commercial real estate loan with recorded investment of $399,000 and two commercial term loans with combined recorded investment of $85,000 that defaulted subsequent to the modifications occurring within the previous 12 months. There were no such defaults during the three and six months periods ended June 30, 2017.

Purchased Credit Impaired Loans

The following table summarizes the changes in carrying value of PCI loans during the three months ended June 30, 2017 and 2016:

	Carrying Amount	Accretable Yield
	(in thousands)
Balance at January 1, 2017	$8,892	$(5,677)
Accretion	317	317
Payments received	(1,434)	—
Disposal/transfer to OREO	37	—
Change in expected cash flows, net	—	121
Loan loss (provision) income	252	—
Balance at June 30, 2017	$8,064	$(5,239)

Balance at January 1, 2016	$14,573	$(5,944)
Accretion	753	753
Payments received	(6,713)	—
Disposal/transfer to OREO	1,103	—
Change in expected cash flows, net	—	683
Loan loss (provision) income	(144)	—
Balance at June 30, 2016	$9,572	$(4,508)

As of June 30, 2017 and December 31, 2016, pass/pass-watch, special mention and classified PCI loans, disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total	Allowance	Total
	(in thousands)
June 30, 2017
Real estate loans	$1,243	$1,108	$6,334	$8,685	$658	$8,027
Commercial and industrial loans	—	—	55	55	41	14
Consumer loans	—	—	44	44	21	23
Total PCI loans	$1,243	$1,108	$6,433	$8,784	$720	$8,064

December 31, 2016
Real estate loans	$1,153	$1,180	$7,344	$9,677	$922	$8,755
Commercial and industrial loans	—	—	136	136	41	95
Consumer loans	—	—	50	50	8	42
Total PCI loans	$1,153	$1,180	$7,530	$9,863	$971	$8,892

Loans accounted for as PCI are generally considered accruing and performing loans as the accretable discount is accreted to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans are classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of June 30, 2017 and December 31, 2016, we had no PCI loans on nonaccrual status and included in the delinquency table below.

The following table presents a summary of the borrowers' underlying payment status of PCI loans as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Allowance Amount	Total
	(in thousands)
June 30, 2017
Real estate loans	$349	$—	$425	$774	$7,911	$8,685	$658	$8,027
Commercial and industrial loans	—	—	5	5	50	55	41	14
Consumer loans	—	—	39	39	5	44	21	23
Total PCI loans	$349	$—	$469	$818	$7,966	$8,784	$720	$8,064

December 31, 2016
Real estate loans	$975	$—	$361	$1,336	$8,341	$9,677	$922	$8,755
Commercial and industrial loans	—	—	6	6	130	136	41	95
Consumer loans	—	—	50	50	—	50	8	42
Total PCI loans	$975	$—	$417	$1,392	$8,471	$9,863	$971	$8,892

Below is a summary of PCI loans as of June 30, 2017 and December 31, 2016:

	Pooled PCI Loans				Non-pooled PCI Loans
	Number of Loans	Number of Pools	Carrying Amount (in thousands)	Percentage of Total	Number of Loans	Carrying Amount (in thousands)	Percentage of Total	Total PCI Loans (in thousands)
June 30, 2017
Real estate loans:
Commercial property	41	6	$6,837	88.6%	1	$883	11.4%	$7,720
Residential property	—	—	—	—%	1	965	100.0%	$965
Total real estate loans	41	6	6,837	78.7%	2	1,848	21.3%	8,685
Commercial and industrial loans	3	3	55	100.0%	—	—	—%	55
Consumer loans	1	1	5	11.4%	1	39	88.6%	44
Total acquired loans	45	10	6,897	78.5%	3	1,887	21.5%	8,784
Allowance for loan losses			(355)			(365)		(720)
Total carrying amount			$6,542			$1,522		$8,064

	Pooled PCI Loans				Non-pooled PCI Loans
	Number of Loans	Number of Pools	Carrying Amount (in thousands)	Percentage of Total	Number of Loans	Carrying Amount (in thousands)	Percentage of Total	Total PCI Loans (in thousands)
December 31, 2016
Real estate loans:
Commercial property	45	6	$7,780	89.4%	1	$921	10.6%	$8,701
Residential property	—	—	—	—%	2	976	100.0%	$976
Total real estate loans	45	6	7,780	80.4%	3	1,897	19.6%	9,677
Commercial and industrial loans	6	3	136	100.0%	—	—	—%	136
Consumer loans	1	1	50	100.0%	—	—	—%	50
Total acquired loans	52	10	7,966	80.8%	3	1,897	19.2%	9,863
Allowance for loan losses			(617)			(354)		(971)
Total carrying amount			$7,349			$1,543		$8,892

Note 4 — Servicing Assets and Liabilities

The changes in servicing assets and liabilities for the six months ended June 30, 2017 and 2016 were as follows:

	2017	2016
	(in thousands)
Servicing assets:
Balance at beginning of period	$10,564	$11,744
Addition related to sale of SBA loans	1,194	863
Amortization	(1,608)	(1,270)
Reversal of allowance	330	—
Balance at end of period	$10,480	$11,337

Servicing liabilities:
Balance at beginning of period	$3,143	$4,784
Amortization	(523)	(863)
Reversal of allowance	(67)	—
Balance at end of period	$2,553	$3,921

At June 30, 2017 and 2016, we serviced loans sold to unaffiliated parties in the amounts of $477.3 million and $481.4 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.2 million for each of the three-month periods ended June 30, 2017 and 2016, and $2.4 million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively. Servicing fee income, net of amortization of servicing assets and liabilities, is included in other operating income in the consolidated statements of income. Net amortization expense was $658,000 and $52,000 for the three months ended June 30, 2017 and 2016, respectively, and $1.1 million and $407,000 for the six months ended June 30, 2017 and 2016, respectively.

Note 5 — Income Taxes

The Company’s income tax expense was $9.1 million and $8.9 million for the three months ended June 30, 2017 and 2016, respectively. The effective income tax rate was 38.5 percent for both the three months ended June 30, 2017 and 2016, respectively. The Company’s income tax expense was $17.7 million and $15.0 million for the six months ended June 30, 2017 and 2016, respectively. The effective income tax rate was 38.5 percent and 34.2 percent for the six months ended June 30, 2017 and 2016, respectively. Income tax expense for the six months ended June 30, 2016 includes a $1.8 million tax benefit recorded as a result of finalization of the Company's 2014 amended income tax returns.

Management concluded that as of June 30, 2017 and December 31, 2016, a valuation allowance of $1.0 million was appropriate against certain state net operating losses.
The Company is subject to examination by various federal and state tax authorities for the years ended December 31, 2008 through 2016. As of June 30, 2017, the Company was subject to audit or examination by Internal Revenue Service for the 2014 tax year and California Franchise Tax Board for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements as a result of these audits or examinations.

Note 6 — Debt

FHLB Borrowings

The Bank had $20.0 million and $315.0 million in advances (borrowings) from the FHLB as of June 30, 2017 and December 31, 2016, respectively. The FHLB advances were all overnight borrowings at June 30, 2017 and December 31, 2016. For the three months ended June 30, 2017 and 2016, interest expense on FHLB advances was $49,000 and $299,000, respectively, and the weighted-average interest rate was 0.98 percent and 0.43 percent, respectively. For the six months ended June 30, 2017 and 2016, interest expense on FHLB advances was $517,000 and $494,000, respectively, and the weighted-average interest rate was 0.72 percent and 0.43 percent, respectively.

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $1.0 billion of loans pledged as collateral with the FHLB, which provides $756.5 million in borrowing capacity, of which $736.5 million remained available at June 30, 2017.

The Bank also has securities with market values of $9.7 million pledged with the FRB, which provides $9.5 million in available borrowing capacity through the Fed Discount Window. There were no outstanding borrowings with the FRB as of June 30, 2017 and December 31, 2016.

Subordinated Debentures
The Company issued Fixed-to-Floating Subordinated Notes (“Notes”) of $100 million on March 21, 2017, with a final maturity on March 30, 2027.  The Notes will bear interest at an initial fixed rate of 5.45% per annum, payable semi-monthly on March 30 and September 30 of each year, commencing September 30, 2017.  From and including March 30, 2022 and thereafter, the Notes will bear interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.315% payable quarterly. If the then current three-month LIBOR is less than zero, three-month LIBOR will be deemed to be zero. Debt issuance cost was $2.3 million, which is being amortized through the Note's maturity date. At June 30, 2017, the balance of Notes included in the Company's consolidated balance sheet, net of debt issuance cost, was $97.9 million. The amortization of debt issuance cost was $43,000 and $47,000 for the three and six months ended June 30, 2017, respectively.
The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of the acquisition of CBI with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures' maturity date of March 15, 2036. CBI formed a trust in 2005 and issued $26.0 million of Trust Preferred Securities (“TPS”) at 6.26 percent fixed rate for the first five years and a variable rate at the 3 month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At June 30, 2017 and December 31, 2016, the balance of Subordinated Debentures included in the Company's consolidated balance sheets, net of discount of $7.7 million and $7.8 million, was $19.1 million and $19.0 million, respectively. The amortization of discount was $81,000 and $62,000 for the three months ended June 30, 2017, and 2016, respectively, and $158,000 and $118,000 for the six months ended June 30, 2017, and 2016, respectively.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except for share and per share data)
Basic EPS:
Net income	$14,457	$14,148	$28,240	$28,952
Less: income allocated to unvested restricted shares	93	98	177	178
Income allocated to common shares	$14,364	$14,050	$28,063	$28,774
Weighted-average shares for basic EPS	32,078,038	31,882,489	32,040,113	31,864,427
Basic EPS	$0.45	$0.44	$0.88	$0.90

Effect of dilutive securities - options and unvested restricted stock	164,996	147,421	176,558	136,736

Diluted EPS:
Income allocated to common shares	$14,364	$14,050	$28,063	$28,774
Weighted-average shares for diluted EPS	32,243,034	32,029,910	32,216,671	32,001,163
Diluted EPS	$0.45	$0.44	$0.87	$0.90

There were no stock options with an anti-dilutive effect for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, 52,332 and 90,875 stock options, respectively, were not included in the computation of diluted EPS because their effect was anti-dilutive.

Note 8 – Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income for the three months ended June 30, 2017 and 2016 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Interest-Only Strip	Tax Benefit (Expense)	Total
	(in thousands)
June 30, 2017
Balance at beginning of period	$(2,737)	$—	$1,134	$(1,603)
Other comprehensive income before reclassification	3,910	—	(1,232)	2,678
Reclassification from accumulated other comprehensive income	(938)	—	—	(938)
Period change	2,972	—	(1,232)	1,740
Balance at end of period	$235	$—	$(98)	$137

June 30, 2016
Balance at beginning of period	$7,392	$9	$(2,037)	$5,364
Other comprehensive income (loss)	6,424	(9)	(2,658)	3,757
Balance at end of period	$13,816	$—	$(4,695)	$9,121

For the three months ended June 30, 2017, there was a $938,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $938,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized gains of $430,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period. There was no sale of securities during the three months ended June 30, 2016.

Activity in accumulated other comprehensive income for the six months ended June 30, 2017 and 2016 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Interest-Only Strip	Tax Benefit (Expense)	Total
	(in thousands)
June 30, 2017
Balance at beginning of period	$(4,089)	$—	$1,695	$(2,394)
Other comprehensive income before reclassification	5,530	—	(1,793)	3,737
Reclassification from accumulated other comprehensive income	(1,206)	—	—	(1,206)
Period change	4,324	—	(1,793)	2,531
Balance at end of period	$235	$—	$(98)	$137

June 30, 2016
Balance at beginning of period	$(2,331)	$9	$2,007	$(315)
Other comprehensive income (loss)	16,147	(9)	(6,702)	9,436
Balance at end of period	$13,816	$—	$(4,695)	$9,121

For the six months ended June 30, 2017, there was a $1.2 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $1.2 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized gains of $744,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period. There was no sale of securities during the six months ended June 30, 2016.

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

In addition, a new capital conservation buffer of 2.5% began to be phased in effective January 1, 2016 through January 1, 2019, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. In January 2016, the new capital conservation buffer requirement was 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. The Company and the Bank's capital conservation buffer was 6.58% and 7.44%, respectively, as of June 30, 2017, and 5.86% and 5.64%, respectively, as of December 31, 2016.

The capital ratios of Hanmi Financial and the Bank as of June 30, 2017 and December 31, 2016 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2017
Total capital (to risk-weighted assets):
Hanmi Financial	$669,476	15.69%	$341,429	8.00%	N/A	N/A
Hanmi Bank	$659,526	15.44%	$341,689	8.00%	$427,111	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$536,708	12.58%	$256,072	6.00%	N/A	N/A
Hanmi Bank	$624,633	14.62%	$256,267	6.00%	$341,689	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$521,442	12.22%	$192,054	4.50%	N/A	N/A
Hanmi Bank	$624,633	14.62%	$192,200	4.50%	$277,622	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$536,708	11.08%	$193,732	4.00%	N/A	N/A
Hanmi Bank	$624,633	12.89%	$193,822	4.00%	$242,278	5.00%

December 31, 2016
Total capital (to risk-weighted assets):
Hanmi Financial	$554,089	13.86%	$319,901	8.00%	N/A	N/A
Hanmi Bank	$544,759	13.64%	$319,520	8.00%	$399,399	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$520,477	13.02%	$239,926	6.00%	N/A	N/A
Hanmi Bank	$511,146	12.80%	$239,640	6.00%	$319,520	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$509,239	12.73%	$179,944	4.50%	N/A	N/A
Hanmi Bank	$511,146	12.80%	$179,730	4.50%	$259,610	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$520,477	11.53%	$180,581	4.00%	N/A	N/A
Hanmi Bank	$511,146	11.33%	$180,411	4.00%	$225,514	5.00%

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

Loans held for sale - Loans held for sale are all SBA loans and carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At June 30, 2017, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2017 and December 31, 2016, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(in thousands)
June 30, 2017
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$279,765	$—	$279,765
Collateralized mortgage obligations	—	91,438	—	91,438
U.S. government agency securities	—	7,457	—	7,457
SBA loan pools securities	—	3,895	—	3,895
Municipal bonds-tax exempt	—	161,063	—	161,063
Municipal bonds-taxable	—	537	—	537
Corporate bonds	—	5,022	—	5,022
U.S. treasury securities	154	—	—	154
Mutual funds	22,515	—	—	22,515
Total securities available for sale	$22,669	$549,177	$—	$571,846

December 31, 2016
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$229,630	$—	$229,630
Collateralized mortgage obligations	—	76,451	—	76,451
U.S. government agency securities	—	7,441	—	7,441
SBA loan pools securities	—	4,146	—	4,146
Municipal bonds-tax exempt	—	158,030	—	158,030
Municipal bonds-taxable	—	13,701	—	13,701
Corporate bonds	—	5,015	—	5,015
U.S. treasury securities	156	—	—	156
Mutual funds	22,394	—	—	22,394
Total securities available for sale	$22,550	$494,414	$—	$516,964

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of June 30, 2017 and December 31, 2016, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Six Months Ended June 30, 2017
	(in thousands)
June 30, 2017
Assets:
Impaired loans (excluding PCI loans) (1)	$—	$3,811	$2,157	$1,379
OREO (2)	—	4,321	—	—

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Twelve Months Ended December 31, 2016
	(in thousands)
December 31, 2016
Assets:
Impaired loans (excluding PCI loans) (3)	$—	$15,257	$6,767	$868
OREO (4)	—	7,484	—	—

(1)	Consist of real estate loans of $3.8 million and commercial and industrial loans of $2.2 million.

(2)	Consist of properties obtained from the foreclosure of commercial property loans of $2.6 million and residential property loans of $1.7 million.

(3)	Consist of real estate loans of $17.8 million, commercial and industrial loans of $3.8 million, and consumer loans of $419,000.

(4)	Consist of properties obtained from the foreclosure of commercial property loans of $5.4 million and residential property loans of $2.1 million.

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

The estimated fair values of financial instruments were as follows:

	June 30, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	138,507	138,507	—	—
Securities available for sale	571,846	22,669	549,177	—
Loans and leases receivable, net of allowance for loan and lease losses	4,039,304	—	—	3,989,950
Loans held for sale	10,949	—	10,949	—
Accrued interest receivable	11,167	11,167	—	—
FHLB stock	16,385	—	16,385	—
Financial liabilities:
Noninterest-bearing deposits	1,260,929	—	1,260,929	—
Interest-bearing deposits	2,998,244	—	—	2,965,188
Borrowings	137,011	—	—	137,011
Accrued interest payable	3,432	3,432	—	—
Off-balance sheet items:
Commitments to extend credit	313,290	—	—	313,290
Standby letters of credit	19,249	—	—	19,249
Commercial letters of credit	14,890	—	—	14,890

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$147,235	$147,235	$—	$—
Securities available for sale	516,964	22,550	494,414	—
Loans and leases receivable, net of allowance for loan and lease losses	3,812,340	—	—	3,789,579
Loans held for sale	9,316	—	9,316	—
Accrued interest receivable	10,987	10,987	—	—
FHLB stock	16,385	—	16,385	—
Financial liabilities:
Noninterest-bearing deposits	1,203,240	—	1,203,240	—
Interest-bearing deposits	2,606,497	—	—	2,541,929
Borrowings	333,978	—	—	333,978
Accrued interest payable	2,567	2,567	—	—
Off-balance sheet items:
Commitments to extend credit	310,987	—	—	310,987
Standby letters of credit	15,669	—	—	15,669
Commercial letters of credit	4,215	—	—	4,215

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

Note 11 — Share-Based Compensation

Share-Based Compensation Expense

For the three months ended June 30, 2017 and 2016, share-based compensation expenses were $670,000 and $923,000, respectively, and net tax benefits recognized from stock option and restricted stock awards were $274,000 and $366,000, respectively. For the six months ended June 30, 2017 and 2016, share-based compensation expenses were $1.4 million and $1.5 million, respectively, and net tax benefits recognized from stock option exercises and restricted stock awards were $550,000 and $604,000, respectively.

The Company adopted Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation, during the three months ended March 30, 2016. Adoption of this ASU did not have a material impact on the Company's financial statements. As a result of adoption of this ASU, excess tax benefits related to the Company's share-based compensation were recognized as income tax expense in the consolidated statement of income during the six months ended June 30, 2017 and 2016.

Unrecognized Share-Based Compensation Expense

As of June 30, 2017, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)
Stock option awards	$32	0.8 years
Restricted stock awards	5,170	2.3 years
Total unrecognized share-based compensation expense	$5,202	2.3 years

Stock Option Awards

The table below provides stock option information for the three months ended June 30, 2017:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
				(in thousands)
Options outstanding at beginning of period	386,901	$17.53	6.5 years	$5,116	(1)
Options exercised	(10,500)	$12.13	4.6 years	—
Options outstanding at end of period	376,401	$17.68	6.3 years	$4,168	(2)

Options exercisable at end of period	357,730	$17.45	6.3 years	$4,042	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $30.75 as of March 31, 2017, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $28.75 as of June 30, 2017, over the exercise price, multiplied by the number of options.

The table below provides stock option information for the six months ended June 30, 2017:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
				(in thousands)
Options outstanding at beginning of period	387,901	$17.49	6.8 years	$6,752	(1)
Options exercised	(11,500)	$12.16	4.7 years	—
Options outstanding at end of period	376,401	$17.68	6.3 years	$4,168	(2)

Options exercisable at end of period	357,730	$17.45	6.3 years	$4,042	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $34.90 as of December 31, 2016, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $28.75 as of June 30, 2017, over the exercise price, multiplied by the number of options.

There were 10,500 and 18,000 stock options exercised during the three months ended June 30, 2017 and 2016, respectively. There were 11,500 and 40,209 stock options exercised during the six months ended June 30, 2017 and 2016, respectively.

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

The table below provides information for restricted stock awards for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	336,455	$20.39	343,958	$16.60
Restricted stock granted	3,761	28.91	91,006	31.36
Restricted stock vested	(30,430)	22.62	(119,344)	18.07
Restricted stock forfeited	(3,835)	25.25	(9,669)	23.26
Restricted stock at end of period	305,951	20.21	305,951	20.21

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

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	June 30, 2017	December 31, 2016
	(in thousands)
Commitments to extend credit	$313,290	$310,987
Standby letters of credit	19,249	15,669
Commercial letters of credit	14,890	4,215
Total undisbursed loan commitments	$347,429	$330,871

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$1,184	$1,220	$1,184	$986
Provision (income)	(49)	255	(49)	489
Balance at end of period	$1,135	$1,475	$1,135	$1,475

Note 13 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q for the period ended June 30, 2017, or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2017. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended June 30, 2017 (this “Report”).

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

Selected Financial Data

The following table sets forth certain selected financial data for the periods indicated:

	As of or for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands, except per share data)
Summary balance sheets:
Cash and due from banks	$138,507	$156,632	$138,507	$156,632
Securities	571,846	636,275	571,846	636,275
Loans and leases receivable (1)	4,039,304	3,409,603	4,039,304	3,409,603
Assets	4,973,346	4,441,333	4,973,346	4,441,333
Deposits	4,259,173	3,589,289	4,259,173	3,589,289
Liabilities	4,423,206	3,916,148	4,423,206	3,916,148
Stockholders’ equity	550,140	525,185	550,140	525,185
Tangible equity	537,428	523,648	537,428	523,648
Average loans and leases receivable (1)	3,951,934	3,328,416	3,917,004	3,260,625
Average securities	585,384	657,756	556,129	670,063
Average interest-earning assets	4,601,105	4,055,578	4,532,544	4,002,683
Average assets	4,875,473	4,325,500	4,807,226	4,273,288
Average deposits	4,166,487	3,479,365	4,020,971	3,481,176
Average borrowings	136,850	296,858	218,695	248,724
Average interest-bearing liabilities	3,083,461	2,605,737	3,031,587	2,575,246
Average stockholders’ equity	544,283	518,015	539,305	508,742
Average tangible equity	531,522	516,424	526,498	507,111
Per share data:
Earnings per share – basic (2)	$0.45	$0.44	$0.88	$0.90
Earnings per share – diluted (2)	$0.45	$0.44	$0.87	$0.90
Book value per share (3)	$16.98	$16.28	$16.98	$16.28
Tangible book value per share (4)	$16.59	$16.23	$16.59	$16.23
Cash dividends per share	$0.19	$0.14	$0.38	$0.28
Common shares outstanding	32,393,856	32,260,320	32,393,856	32,260,320
Performance ratios:
Return on average assets (5) (6)	1.19%	1.32%	1.18%	1.36%
Return on average stockholders’ equity (5) (7)	10.65%	10.98%	10.56%	11.41%
Return on average tangible equity (5) (8)	10.91%	11.02%	10.82%	11.45%
Net interest margin (9)	3.81%	4.02%	3.85%	4.00%
Net interest margin excluding acquisition accounting (9)	3.76%	3.84%	3.80%	3.75%
Efficiency ratio (10)	54.74%	56.46%	54.84%	56.84%
Dividend payout ratio (11)	42.43%	31.82%	53.66%	31.11%
Average stockholders’ equity to average assets	11.16%	11.98%	11.22%	11.91%

Capital ratios (15):
Total risk-based capital:
Hanmi Financial	15.69%	15.16%	15.69%	15.16%
Hanmi Bank	15.44%	14.58%	15.44%	14.58%
Tier 1 risk-based capital:
Hanmi Financial	12.58%	14.00%	12.58%	14.00%
Hanmi Bank	14.62%	13.43%	14.62%	13.43%
Common equity Tier 1 capital:
Hanmi Financial	12.22%	13.85%	12.22%	13.85%
Hanmi Bank	14.62%	13.43%	14.62%	13.43%
Tier 1 leverage:
Hanmi Financial	11.08%	11.69%	11.08%	11.69%
Hanmi Bank	12.89%	11.21%	12.89%	11.21%
Asset quality ratios:
Nonperforming Non-PCI loans and leases to loans and leases (12)	0.41%	0.36%	0.41%	0.36%
Nonperforming assets to assets (13)	0.42%	0.54%	0.42%	0.54%
Net loan and lease charge-offs (recoveries) to average loans and leases	(0.02)%	(0.02)%	(0.01)%	0.01%
Allowance for loan lease losses to loans and leases	0.83%	1.15%	0.83%	1.15%
Allowance for loan and lease losses to non-performing loans and leases (12) (14)	200.67%	277.60%	200.67%	277.60%
Acquired loans:
PCI loans, net of discounts	$8,784	$15,020	$8,784	$15,020
Allowance for loan losses on PCI loans	720	5,448	720	5,448
Non-PCI loans, net of discounts	96,600	117,750	96,600	117,750
Unamortized acquisition discounts on Non-PCI loans	5,322	7,735	5,322	7,735

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

Tangible equity is calculated by subtracting goodwill created from acquisition of the Commercial Equipment Leasing Divison and core deposit intangible from stockholders’ equity. Banking and financial institution regulators also exclude goodwill and core deposit intangible from stockholders’ equity when assessing the capital adequacy of a financial institution. Core loan and lease interest income and yield are calculated by subtracting accretion of discount on purchased loans. Net interest income and net interest margin are calculated by adjusting the reported amounts and rates for the impact of the CBI acquisition, including accretion of discount on purchased loans, accretion of time deposit premium and amortization of subordinated debentures discount.

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

Tangible Assets, Tangible Stockholders’ Equity and Tangible Book Value Per Share

The following table reconciles these non-GAAP performance measures to the most comparable GAAP performance measures as of the dates indicated:

	June 30,
	2017	2016
	(in thousands, except per share data)
Total assets	$4,973,346	$4,441,333
Less goodwill	(11,031)	—
Less other intangible assets, net	(1,681)	(1,537)
Tangible assets	$4,960,634	$4,439,796

Total stockholders’ equity	$550,140	$525,185
Less goodwill	(11,031)	—
Less other intangible assets, net	(1,681)	(1,537)
Tangible stockholders' equity	$537,428	$523,648

Book value per share	$16.98	$16.28
Effect of goodwill	(0.34)	—
Effect of other intangible assets	(0.01)	(0.05)
Tangible book value per share	$16.59	$16.23

Core Loan and Lease Yield and Net Interest Margin
The impact of acquisition accounting adjustments on core loan and lease interest income and yield and net interest margin are summarized in the following table:

	Three Months Ended
	June 30, 2017		June 30, 2016
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Core loan and lease interest income and yield	$47,462	4.82%	$39,554	4.78%
Accretion of discount on purchased loans	509	0.05%	1,091	0.13%
As reported	$47,971	4.87%	$40,645	4.91%

Net interest income and net interest margin excluding acquisition accounting (1)	$43,129	3.76%	$38,671	3.84%
Accretion of discount on Non-PCI loans and leases	457	0.04%	994	0.10%
Accretion of discount on PCI loans and leases	52	—%	97	0.01%
Accretion of time deposits premium	116	0.01%	791	0.08%
Amortization of subordinated debentures discount	(81)	(0.01)%	(62)	(0.01)%
Net impact	544	0.05%	1,820	0.18%
As reported on a fully taxable equivalent basis	$43,673	3.81%	$40,491	4.02%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate (rates may not sum due to rounding).

	Six Months Ended
	June 30, 2017		June 30, 2016
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Core loan and lease interest income and yield	$92,259	4.75%	$76,590	4.72%
Accretion of discount on purchased loans	1,090	0.06%	3,122	0.20%
As reported	$93,349	4.81%	$79,712	4.92%

Net interest income and net interest margin excluding acquisition accounting (1)	$85,357	3.80%	$74,836	3.75%
Accretion of discount on Non-PCI loans and leases	984	0.04%	2,748	0.14%
Accretion of discount on PCI loans and leases	106	—%	374	0.02%
Accretion of time deposits premium	242	0.01%	1,733	0.09%
Amortization of subordinated debentures discount	(158)	(0.01)%	(118)	—%
Net impact	1,174	0.05%	4,737	0.25%
As reported on a fully taxable equivalent basis	$86,531	3.85%	$79,573	4.00%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate (rates may not sum due to rounding).

Executive Overview

For the three months ended June 30, 2017, net income was $14.5 million, or $0.45 per diluted share, compared with $14.1 million, or $0.44 per diluted share, for the three months ended June 30, 2016. Net income for the second quarter of 2017 increased 2.2%, or $0.3 million. Income before the provision for income taxes for the second quarter of 2017 increased 2.2%, or $0.5 million principally because of the 8.0%, or $3.2 million, increase in net interest income driven by an increase in loans and leases receivable. The increase in net interest income however was partially offset by the reduction in the negative loan and lease loss provision of $1.9 million and a $1.1 million increase in non-interest expenses.

For the six months ended June 30, 2017, net income was $28.2 million, or $0.87 per diluted share, compared with $29.0 million, or $0.90 per diluted share, for the six months ended June 30, 2016. Net income for the first six months of 2017 decreased 2.5%, or $0.7 million. Income before the provision for income taxes for the first half of 2017 increased 4.4%, or

$1.9 million, principally because of the 8.9%, or $7.0 million, increase in net interest income driven by an increase in loans and leases receivable. The increase in net interest income however was partially offset by the reduction in the negative loan and lease loss provision of $3.4 million and a $2.2 million increase in non-interest expenses.

Other financial highlights include the following:

•
Loans and leases receivable, before the allowance for loan and lease losses, were $4.07 billion at the end of the second quarter of 2017, up $228.3 million, or 6.0 percent, from $3.84 billion at the end of 2016.

•	Deposits at June 30, 2017 were $4.26 billion, an increase of $449.4 million, or 11.8 percent, from $3.81 billion at the end of 2016.

•	Non-performing assets were at the end of the second quarter of 2017 were $20.8 million, or 0.42 percent of assets , compared with $18.9 million, or 0.40 percent of total assets at the end of 2016.

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

	Three Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases receivable (1)	$3,951,934	$47,971	4.87%	$3,328,416	$40,645	4.91%
Securities (2)	585,384	3,444	2.35%	657,756	3,397	2.07%
FRB and FHLB stock	16,385	283	6.93%	30,808	579	7.52%
Interest-bearing deposits in other banks	47,402	123	1.04%	38,598	49	0.51%
Total interest-earning assets	4,601,105	51,821	4.52%	4,055,578	44,670	4.43%
Noninterest-earning assets:
Cash and due from banks	116,750			114,247
Allowance for loan and lease losses	(33,540)			(41,483)
Other assets	191,158			197,158
Total assets	$4,875,473			$4,325,500
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$93,873	$18	0.08%	$96,397	$19	0.08%
Money market and savings	1,532,733	3,224	0.84%	944,355	1,212	0.52%
Time deposits	1,320,005	3,221	0.98%	1,268,127	2,453	0.78%
Total interest-bearing deposits	2,946,611	6,463	0.88%	2,308,879	3,684	0.65%
FHLB advances	20,000	49	0.98%	278,077	299	0.43%
Subordinated debentures	116,850	1,636	5.59%	18,781	196	4.20%
Total interest-bearing liabilities	3,083,461	8,148	1.06%	2,605,737	4,179	0.65%
Noninterest-bearing liabilities:
Demand deposits: noninterest-bearing	1,219,876			1,170,486
Other liabilities	27,853			31,262
Stockholders’ equity	544,283			518,015
Total liabilities and stockholders’ equity	$4,875,473			$4,325,500
Net interest income (taxable equivalent)		$43,673			$40,491
Cost of deposits (3)			0.62%			0.43%
Net interest spread (4)			3.46%			3.78%
Net interest margin (5)			3.81%			4.02%

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

	Three Months Ended
	June 30, 2017 vs. June 30, 2016
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans and leases receivable	$7,657	$(331)	$7,326
Securities	(391)	438	47
FRB and FHLB stock	(253)	(43)	(296)
Interest-bearing deposits in other banks	13	61	74
Total interest and dividend income	$7,026	$125	$7,151
Interest expense:
Demand: interest-bearing	$(1)	$—	$(1)
Money market and savings	1,012	1,000	2,012
Time deposits	106	662	768
FHLB advances	(426)	176	(250)
Subordinated debentures	1,354	86	1,440
Total interest expense	$2,045	$1,924	$3,969
Change in net interest income (taxable equivalent)	$4,981	$(1,799)	$3,182

Interest income, on a taxable equivalent basis, increased $7.2 million, or 16.0 percent, to $51.8 million for the three months ended June 30, 2017 from $44.7 million for the same period in 2016. Interest expense increased $4.0 million, or 95.0 percent, to $8.2 million for the three months ended June 30, 2017 from $4.2 million for the same period in 2016. For the three months ended June 30, 2017 and 2016, net interest income, on a taxable equivalent basis, was $43.7 million and $40.5 million, respectively. The increase in net interest income was primarily attributable to the 18.7 percent growth in average loans and leases and the change in the mix of interest earning assets with average loans and leases at 86.0 percent of average interest-earning assets for the second quarter of 2017, up from 82.1 percent for the second quarter of 2016, offset by higher rates paid on interest-bearing deposit and increases in other borrowings balances and rates. The net interest spread and net interest margin, on a taxable equivalent basis, for the three months ended June 30, 2017 were 3.46 percent and 3.81 percent, respectively, compared with 3.78 percent and 4.02 percent, respectively, for the same period in 2016. Excluding the effects of acquisition accounting adjustments, net interest margin was 3.76 percent and 3.84 percent for the three months ended June 30, 2017 and 2016, respectively.

Average loans and leases increased $623.5 million, or 18.7 percent, to $3.95 billion for the three months ended June 30, 2017 from $3.33 billion for the same period in 2016. Average securities decreased $72.4 thousand, or 11.0 percent, to $585.4 million for the three months ended June 30, 2017 from $657.8 million for the same period in 2016. Average interest-earning assets increased $545.5 million, or 13.5 percent, to $4.60 billion for the three months ended June 30, 2017 from $4.06 billion for the same period in 2016. The increase in average loans and leases was due mainly to new loan production and the commencement of the Commercial Equipment Leasing Division in the fourth quarter of 2016. Average interest-bearing liabilities increased $477.7 million, or 18.3 percent, to $3.08 billion for the three months ended June 30, 2017, compared with $2.61 billion for the same period in 2016. The increase in average interest-bearing liabilities resulted primarily from an increase in money market and savings deposits and the $100 million of subordinated debt issued in the first quarter of 2017. In addition, average noninterest-bearing demand deposits increased $49.4 million, or 4.2 percent, to $1.20 billion for the second quarter of 2017 from $1.17 billion in the same period in 2016.

The average yield on loans and leases decreased to 4.87 percent for the three months ended June 30, 2017 from 4.91 percent for the same period in 2016, primarily due to a decrease in discount accretion on purchased loans. The average yield on securities, on a taxable equivalent basis, increased to 2.35 percent for the three months ended June 30, 2017 from 2.07 percent for the same period in 2016, attributable primarily to purchasing higher yielding U.S. Government agency mortgage-backed securities. The average yield on interest-earning assets, on a taxable equivalent basis, increased 9 basis points to 4.52 percent for the three months ended June 30, 2017 from 4.43 percent for the same period in 2016, due mainly to the higher percentage of loans in the mix of interest-earning assets. The average cost of interest-bearing liabilities increased by 41 basis points to 1.06 percent for the three months ended June 30, 2017 from 0.65 percent for the same period in 2016.

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

	Six Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases receivable (1)	$3,917,004	$93,349	4.81%	$3,260,625	$79,712	4.92%
Securities (2)	556,129	6,468	2.33%	670,063	6,926	1.03%
FRB and FHLB stock	16,385	657	8.09%	30,652	1,121	3.66%
Interest-bearing deposits in other banks	43,026	200	0.94%	41,343	97	0.47%
Total interest-earning assets	4,532,544	100,674	4.48%	4,002,683	87,856	4.41%
Noninterest-earning assets:
Cash and due from banks	117,273			114,455
Allowance for loan and lease losses	(33,193)			(42,001)
Other assets	190,602			198,151
Total assets	$4,807,226			$4,273,288
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$95,727	$38	0.08%	$95,979	$38	0.08%
Money market and savings	1,470,165	5,890	0.81%	923,196	2,295	0.50%
Time deposits	1,247,000	5,689	0.92%	1,307,347	5,077	0.78%
Total interest-bearing deposits	2,812,892	11,617	0.83%	2,326,522	7,410	0.64%
FHLB advances	144,558	517	0.72%	229,973	494	0.43%
Subordinated debentures	74,137	2,009	5.41%	18,751	379	4.06%
Total interest-bearing liabilities	3,031,587	14,143	0.94%	2,575,246	8,283	0.65%
Noninterest-bearing liabilities:
Demand deposits: noninterest-bearing	1,208,079			1,154,654
Other liabilities	28,255			34,646
Stockholders’ equity	539,305			508,742
Total liabilities and stockholders’ equity	$4,807,226			$4,273,288
Net interest income (taxable equivalent)		$86,531			$79,573
Cost of deposits (3)			0.58%			0.43%
Net interest spread (4)			3.54%			3.76%
Net interest margin (5)			3.85%			4.00%

(1)	Loans and leases receivable include LHFS and exclude the allowance for loan and lease losses. Nonaccrual loans and leases are included in the average loan and lease balance.

(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Six Months Ended
	June 30, 2017 vs. June 30, 2016
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans and leases receivable	$17,121	$(3,484)	$13,637
Securities	(1,607)	1,149	(458)
FRB and FHLB stock	(695)	231	(464)
Interest-bearing deposits in other banks	4	99	103
Total interest and dividend income	$14,823	$(2,005)	$12,818
Interest expense:
Money market and savings	$1,757	$1,838	$3,595
Time deposits	(61)	673	612
FHLB advances	(110)	133	23
Subordinated debentures	1,465	165	1,630
Total interest expense	$3,051	$2,809	$5,860
Change in net interest income (taxable equivalent)	$11,772	$(4,814)	$6,958

Interest income, on a taxable equivalent basis, increased $12.8 million, or 14.6 percent, to $100.7 million for the six months ended June 30, 2017 from $87.9 million for the same period in 2016. Interest expense increased $5.9 million, or 70.8 percent, to $14.1 million for the six months ended June 30, 2017 from $8.3 million for the same period in 2016. For the six months ended June 30, 2017 and 2016, net interest income, on a taxable equivalent basis, was $86.5 million and $79.6 million, respectively. The increase in net interest income was primarily attributable to the 20.1 percent growth in average loans and leases and the change in the mix of interest earning assets with average loans and leases at 86.4 percent of average interest-earning assets for the first half of 2017, up from 81.5 percent for the same period in 2016. The net interest spread and net interest margin, on a taxable equivalent basis, for the six months ended June 30, 2017 were 3.54 percent and 3.85 percent, respectively, compared with 3.76 percent and 4.00 percent, respectively, for the same period in 2016. Excluding the effects of acquisition accounting adjustments, net interest margin was 3.80 percent and 3.75 percent for the six months ended June 30, 2017 and 2016, respectively.

Average loans and leases increased $656.4 million, or 20.1 percent, to $3.92 billion for the six months ended June 30, 2017 from $3.26 billion for the same period in 2016. Average securities decreased $113.9 million, or 17.0 percent, to $556.1 million for the six months ended June 30, 2017 from $670.1 million for the same period in 2016. Average interest-earning assets increased $530.0 million, or 13.2 percent, to $4.53 billion for the six months ended June 30, 2017 from $4.00 billion for the same period in 2016. The increase in average loans and leases was due mainly to new loan production and the commencement of the Commercial Equipment Leasing Division in the fourth quarter of 2016. Average interest-bearing liabilities increased $456.3 million, or 17.7 percent, to $3.03 billion for the six months ended June 30, 2017, compared with $2.58 billion for the same period in 2016. The increase in average interest-bearing liabilities resulted primarily from an increase in money market and savings deposits and the $100 million of subordinated debt issued in the first quarter of 2017. In addition, average noninterest-bearing demand deposits increased $53.4 million, or 4.6 percent, to $1.21 billion for the first six months of 2017 from $1.15 billion in the same period in 2016.

The average yield on loans and leases decreased to 4.81 percent for the six months ended June 30, 2017 from 4.92 percent for the same period in 2016, primarily due to a decrease in discount accretion on purchased loans. The average yield on securities, on a taxable equivalent basis, increased to 2.33 percent for the six months ended June 30, 2017 from 1.03 percent for the same period in 2016, attributable primarily to purchasing higher yielding U.S. government agency mortgage-backed securities. The average yield on interest-earning assets, on a taxable equivalent basis, increased 7 basis points to 4.48 percent for the six months ended June 30,2017 from 4.41 percent for the same period in 2016, due mainly to the higher percentage of loans in the mix of interest-earning assets. The average cost of interest-bearing liabilities increased by 29 basis points to 0.94 percent for the six months ended June 30, 2017 from 0.65 percent for the same period in 2016.

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

The provision for loan and lease losses was $0.4 million for the second quarter of 2017, which included a negative loan loss provision of $0.2 million related to Purchased Credit Impaired loans from the 2014 acquisition. For the same period in 2016, the provision for loan and lease losses was a negative $1.5 million, which included a negative loan loss provision of $0.06 million related to Purchased Credit Impaired loans. The charge to other noninterest expense for losses on off-balance sheet items was $0.05 million for the three months ended June 30, 2017 compared to $0.30 million for the same period in 2016.

The provision for loan and lease losses was $0.3 million for the first six months of 2017, which included a negative loan loss provision of $0.2 million related to Purchased Credit Impaired loans from the 2014 acquisition. For the same period in 2016, the provision for loan and lease losses was a negative $3.0 million, which included a loan loss provision of $0.1 million related to Purchased Credit Impaired loans. The charge to other noninterest expense for losses on off-balance sheet items was $0.05 million for the six months ended June 30, 2017 compared to $0.5 million for the same period in 2016.

See also “Allowance for Loan and Lease Losses and Allowance for Off-Balance Sheet Items" for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$2,461	$2,898	$(437)	(15.1)%
Trade finance and other service charges and fees	1,269	1,064	205	19.3%
Other operating income	1,826	1,674	152	9.1%
Subtotal service charges, fees and other income	5,556	5,636	(80)	(1.4)%
Gain on sale of SBA loans	2,668	1,774	894	50.4%
Disposition gains on PCI loans	540	1,963	(1,423)	(72.5)%
Net gain on sales of securities	938	—	938	100.0%
Total noninterest income	$9,702	$9,373	$329	3.5%

For the three months ended June 30, 2017, noninterest income was $9.7 million, an increase of $0.3 million, or 3.5 percent, compared with $9.4 million for the same period in 2016. The increase was primarily attributable to increased gains on the sale of SBA loans and securities transactions offset by lower gains from the resolution or disposition of PCI loans and service charges on deposit accounts. Sales of securities resulted in a net gain of $938,000 for the second quarter of 2017 compared to no gains for the same period in 2016. When a PCI loan is removed from a loan pool and the cash proceeds or assets received from the settlement of the loan are in excess of its carrying amount, we recognize such gains as disposition gains. Disposition gains on PCI loans were $0.5 million for the three months ended June 30, 2107 compared with $1.9 million the same period in 2016. Gains on SBA loan sales were $2.7 million for the second quarter of 2017, an increase of $0.9 million from the second quarter of 2016 as the volume of loan sales increased to $32.4 million from $20.2 million in the same quarter last year.

The following table sets forth the various components of noninterest income for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$4,989	$5,899	$(910)	(15.4)%
Trade finance and other service charges and fees	2,316	2,109	207	9.8%
Other operating income	3,551	3,072	479	15.6%
Subtotal service charges, fees and other income	10,856	11,080	(224)	(2.0)%
Gain on sale of SBA loans	4,132	2,632	1,500	57.0%
Disposition gains on PCI loans	723	2,622	(1,899)	(72.4)%
Net gain on sales of securities	1,206	—	1,206	100.0%
Total noninterest income	$16,917	$16,334	$583	3.6%

For the six months ended June 30, 2017, noninterest income was $16.9 million, an increase of $0.6 million, or 3.6 percent, compared with $16.3 million for the same period in 2016. The increase was primarily attributable to increased gains on the sale of SBA loans and securities transactions offset by lower gains from the resolution or disposition of PCI loans and service charges on deposit accounts. Sales of securities resulted in a net gain of $1.2 million for the first six months of 2017 compared to no gains for the same period in 2016. Disposition gains on PCI loans were $0.7 million for the six months ended June 30, 2107 compared with $2.6 million the same period in 2016. Gains on SBA loan sales were $4.1 million for the first six months of 2017, an increase of $1.5 million from the first six months of 2016 as the volume of loan sales increased to $52.0 million from $32.6 million in the same quarter last year.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$16,623	$16,061	$562	3.5%
Occupancy and equipment	3,878	3,938	(60)	-1.5%
Data processing	1,738	1,454	284	19.5%
Professional fees	1,554	1,509	45	3.0%
Supplies and communications	745	709	36	5.1%
Advertising and promotion	1,015	1,094	(79)	-7.2%
OREO expense	519	183	336	183.6%
Merger and integration costs (income)	(9)	—	(9)	-100.0%
Other operating expenses	2,881	2,915	(34)	-1.2%
Total noninterest expense	$28,944	$27,863	$1,081	3.9%

For the three months ended June 30, 2017, noninterest expense was $28.9 million, an increase of $1.1 million or 3.9 percent, compared with $27.9 million for the same period in 2016. The increase was due primarily to increases in salaries and employee benefits, OREO expense and data processing. The increase in salaries and employee benefits is largely due to the increased headcount due to the commencement of the Commercial Equipment Leasing Division and merit increases compared to the same period in 2016.

The following table sets forth the components of noninterest expense for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$33,727	$31,759	$1,968	6.2%
Occupancy and equipment	7,861	7,434	427	5.7%
Data processing	3,369	2,889	480	16.6%
Professional fees	2,702	2,974	(272)	-9.1%
Supplies and communications	1,379	1,445	(66)	-4.6%
Advertising and promotion	1,817	1,616	201	12.4%
OREO expense	418	648	(230)	-35.5%
Merger and integration costs (income)	(40)	—	(40)	-100.0%
Other operating expenses	4,948	5,167	(219)	-4.2%
Total noninterest expense	$56,181	$53,932	$2,249	4.2%

For the six months ended June 30, 2017, noninterest expense was $56.2 million, an increase of $2.2 million or 4.2 percent, compared with $53.9 million for the same period in 2016. The increase was due primarily to increases in salaries and employee benefits, data processing and occupancy and equipment expense, offset by lower OREO expenses. The increase in salaries and employee benefits is largely due to the increased headcount due to the commencement of the Commercial Equipment Leasing Division and merit increases compared to the same period in 2016.

Income Tax Expense

Income tax expense was $9.1 million for the three months ended June 30, 2017, compared with $8.9 million for the same period in 2016. The effective income tax rate was 38.5 percent for the three months ended June 30, 2017 and 2016.

Income tax expense was $17.7 million for the six months ended June 30, 2017, compared with $15.0 million for the same period in 2016. The effective income tax rate was 38.5 percent for the six months ended June 30, 2017, compared with 34.2 percent for the same period in 2016. Income tax expense for the first six months of 2016 included a $1.8 million benefit arising from the finalization of the 2014 amended income tax returns. The effective income tax rate for the first quarter of 2016 would have been 38.2 percent without this benefit.

Financial Condition

Securities

As of June 30, 2017, our securities portfolio was composed primarily of U.S. government agency mortgage-backed securities and collateralized mortgage obligations, as well as tax exempt municipal bonds. Most of the securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of June 30, 2017 and December 31, 2016.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on securities as of the dates indicated:

	June 30, 2017			December 31, 2016
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(in thousands)
Securities available for sale:
Mortgage-backed securities (1) (2)	$280,494	$279,765	$(729)	$230,489	$229,630	$(859)
Collateralized mortgage obligations (1)	92,360	91,438	(922)	77,447	76,451	(996)
U.S. government agency securities	7,499	7,457	(42)	7,499	7,441	(58)
SBA loan pool securities	4,037	3,895	(142)	4,356	4,146	(210)
Municipal bonds-tax exempt	158,614	161,063	2,449	159,789	158,030	(1,759)
Municipal bonds-taxable	531	537	6	13,391	13,701	310
Corporate bonds	5,006	5,022	16	5,010	5,015	5
U.S. treasury securities	154	154	—	156	156	—
Mutual funds	22,916	22,515	(401)	22,916	22,394	(522)
Total securities available for sale	$571,611	$571,846	$235	$521,053	$516,964	$(4,089)

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Includes securities collateralized by home equity conversion mortgages with total estimated fair value of $9.1 million and $52.9 million as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017, securities available for sale increased 10.6 percent to $571.8 million, compared with $517.0 million as of December 31, 2016, due mainly to security purchases. As of June 30, 2017, securities available for sale had a net unrealized gain of $235,000, comprised of $3.4 million of unrealized gains and $3.1 million of unrealized losses. As of December 31, 2016, securities available for sale had a net unrealized loss of $4.1 million, comprised of $1.2 million of unrealized gains and $5.3 million of unrealized losses.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of June 30, 2017:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$9,136	1.93%	$33,906	1.75%	$95,558	2.20%	$141,894	2.34%	$280,494	2.21%
Collateralized mortgage obligations	—	—%	387	1.47%	18,814	1.63%	73,159	1.81%	92,360	1.77%
U.S. government agency securities	—	—%	6,000	1.35%	1,499	2.20%	—	—%	7,499	1.52%
SBA loan pool securities	—	—%	—	—%	—	—%	4,037	1.73%	4,037	1.73%
Municipal bonds-tax exempt (1)	—	—%	5,323	2.64%	87,342	3.26%	65,949	4.18%	158,614	3.62%
Municipal bonds-taxable	531	3.27%	—	—%	—	—%	—	—%	531	3.27%
Corporate bonds	5,006	1.63%	—	—%	—	—%	—	—%	5,006	1.63%
U.S. treasury securities	154	1.19%	—	—%	—	—%	—	—%	154	1.19%
Mutual funds	—	—%	—	—%	—	—%	22,916	2.11%	22,916	2.11%
Total securities available for sale	$14,827	1.87%	$45,616	1.80%	$203,213	2.60%	$307,955	2.58%	$571,611	2.51%

(1)	The yield on municipal bonds has been computed on a federal tax-equivalent basis of 35 percent.

Loans and Leases Receivable, Net
The following table shows the loan and lease portfolio composition by type as of the dates indicated:

	June 30, 2017	December 31, 2016
	(in thousands)
Real estate loans:
Commercial property
Retail	$916,113	$859,953
Hospitality	739,067	651,158
Gas station	249,929	262,879
Other (1)	1,104,100	1,109,656
Total commercial real estate loans	3,009,209	2,883,646
Construction	58,159	55,962
Residential property	383,657	338,767
Total real estate loans	3,451,025	3,278,375
Commercial and industrial loans:
Commercial term	159,487	138,168
Commercial lines of credit	148,421	136,231
International loans	39,328	25,821
Total commercial and industrial loans	347,236	300,220
Leases receivable	257,525	243,294
Consumer loans (2)	17,276	22,880
Loans and leases receivable	4,073,062	3,844,769
Allowance for loan and lease losses	(33,758)	(32,429)
Loans and leases receivable, net	$4,039,304	$3,812,340

(1)
The remaining other real estate categories represent less than one percent of total loans and leases, which, among other property types, include mixed-use, apartment, office, industrial, faith-based facilities and warehouse.

(2)	Consumer loans include home equity lines of credit of $15.1 million and $17.7 million as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017 and December 31, 2016, net loans and leases receivable were $4.04 billion and $3.81 billion, respectively, representing an increase of $227.0 million, or 6.0 percent. The increase in loans and leases as of June 30, 2017 compared with December 31, 2016 was primarily attributable to new loan and lease production of $481.7 million and residential mortgage loan purchases of $73.0 million.

Our loan and lease portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of loans and leases outstanding:

	Balance at June 30, 2017	Percentage of Loans and Leases Outstanding

Industry	(in thousands)
Lessor of nonresidential buildings	$1,257,366	30.9%
Hospitality	$746,927	18.3%

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

Except for nonperforming loans and leases set forth below and PCI loans, we are not aware of any loans or leases as of June 30, 2017 and December 31, 2016 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present repayment terms, or any known events that would result in the receivable being designated as nonperforming at some future date. We cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of nonperforming assets (excluding PCI loans) as of the dates indicated:

	June 30, 2017	December 31, 2016	Increase (Decrease)
			Amount	Percentage
		(dollars in thousands)
Nonperforming Non-PCI loans and leases:
Real estate loans:
Commercial property
Retail	$210	$404	$(194)	-48.0%
Hospitality	5,199	5,266	(67)	-1.3%
Gas station	945	1,025	(80)	-7.8%
Other	1,990	2,033	(43)	-2.1%
Total commercial real estate loans	8,344	8,728	(384)	-4.4%
Residential property	667	564	103	18.3%
Commercial and industrial loans	2,699	824	1,875	227.5%
Leases receivable	3,644	901	2,743	304.4%
Consumer loans	1,110	389	721	185.3%
Total nonperforming Non-PCI loans	16,464	11,406	5,058	44.3%
Loans 90 days or more past due and still accruing	—	—	—	—
Total nonperforming Non-PCI loans and leases(1)	16,464	11,406	5,058	44.3%
OREO	4,321	7,484	(3,163)	-42.3%
Total nonperforming assets	$20,785	$18,890	$1,895	10.0%

Nonperforming Non-PCI loans and leases as a percentage of Non-PCI loans and leases	0.41%	0.30%
Nonperforming assets as a percentage of assets	0.42%	0.40%
Troubled debt restructured performing Non-PCI loans and leases	$8,848	$11,146

(1)	Includes nonperforming TDRs of $7.1 million and $6.9 million as of June 30, 2017 and December 31, 2016, respectively.

Nonaccrual Non-PCI loans and leases were $16.5 million as of June 30, 2017, compared with $11.4 million as of December 31, 2016, representing an increase of $5.1 million, or 44.3 percent, primarily due to lease receivables. There were no Non-PCI loans or leases past due 90 days or more and still accruing as of June 30, 2017 and December 31, 2016. During the six months ended June 30, 2017, $7.0 million of loans and leases were placed on nonaccrual status. These additions to nonaccrual loans and leases were partially offset by $0.3 million of nonaccrual loans and leases restored to accrual status and $1.4 million in principal payoffs and pay downs and $0.2 million in OREO transfers.

Delinquent Non-PCI loans and leases (defined as 30 to 89 days past due and still accruing) were $11.6 million as of June 30, 2017, compared with $7.4 million as of December 31, 2016.

The ratio of nonperforming Non-PCI loans and leases to Non-PCI loans and leases increased to 0.41 percent at June 30, 2017 from 0.30 percent at December 31, 2016. Of the $16.5 million nonperforming Non-PCI loans and leases, approximately $12.2 million were impaired based on the definition contained in ASC 310, Receivables, which resulted in an aggregate impairment reserve of $5.5 million as of June 30, 2017. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of June 30, 2017, OREO consisted of 7 properties with a combined carrying value of $4.3 million, as compared with 12 properties with a combined carrying value of $7.5 million as of December 31, 2016.

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

The following table provides information on impaired loans and lease (excluding PCI loans) as of the dates indicated:

	June 30, 2017		December 31, 2016
	Recorded Investment	Percentage	Recorded Investment	Percentage
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$1,495	5.7%	$1,678	6.4%
Hospitality	6,057	23.2%	6,227	23.6%
Gas station	4,828	18.4%	4,984	18.9%
Other	4,502	17.2%	6,070	23.0%
Total commercial real estate loans	16,882	64.5%	18,959	71.9%
Residential property	2,813	10.7%	2,798	10.6%
Commercial and industrial loans:	5,275	20.1%	4,174	15.9%
Consumer loans	1,224	4.7%	419	1.6%
Total Non-PCI loans and leases	$26,194	100.0%	$26,350	100.0%

Total impaired loans and leases decreased $0.2 million, or 0.6 percent, to $26.2 million as of June 30, 2017, as compared with $26.4 million at December 31, 2016. Specific allowances associated with impaired loans and leases were $5.5 million and $4.3 million as of June 30, 2017 and December 31, 2016, respectively.

During the three months ended June 30, 2017 and 2016, interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms totaled $0.6 million and $0.7 million, respectively. Of these amounts, actual interest recognized on impaired loans and leases was $0.4 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2017 and 2016, interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms totaled $1.2 million and $1.6 million, respectively. Of these amounts, actual interest recognized on impaired loans and leases was $0.8 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively.

The following table provides information on TDRs (excluding PCI loans) as of the dates indicated:

	June 30, 2017			December 31, 2016
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(in thousands)
Real estate loans
Commercial property	$6,141	$5,228	$11,369	$6,195	$6,870	$13,065
Residential property	—	1,054	1,054	—	1,072	1,072
Commercial and industrial loans	943	2,452	3,395	708	3,085	3,793
Consumer loans	—	114	114	—	119	119
Total Non-PCI loans and leases	$7,084	$8,848	$15,932	$6,903	$11,146	$18,049

For the three months ended June 30, 2017, no loans were restructured and subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for nine months or less.

As of June 30, 2017, TDRs on accrual status were $8.8 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $0.2 million allowance relating to these loans was included in the allowance for loan and lease losses. For the TDRs on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of June 30, 2017, TDRs on nonaccrual status were $7.1 million, and a $3.5 million allowance relating to these loans was included in the allowance for loan and lease losses.

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

The Bank evaluates the allowance methodology at least annually. Beginning in the fourth quarter of 2016 through the first half of 2017, the Bank utilized a 24-quarter look-back period with equal weighting to all quarters. For the first six months of 2016, the Bank utilized a 20-quarter look-back period.

To determine general reserve requirements, existing loans and leases are divided into eleven general pools of risk-rated loans, as well as three homogeneous pools. During the first half of 2016, existing loans were divided into fourteen general loan pools of risk-rated loans as well as three homogenous loan pools. For risk-rated loans, migration analysis allocates historical losses by pool and risk grade to determine risk factors for potential loss inherent in the current outstanding portfolio. As three homogeneous pools are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific reserves are allocated for loans deemed “impaired.”

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

The following tables reflect our allocation of allowance for loan and lease losses by category as well as the receivable for each loan type:

	June 30, 2017			December 31, 2016
	Allowance Amount	Percentage	Non- PCI Loans and Leases	Allowance Amount	Percentage	Non- PCI Loans and Leases
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$4,185	12.7%	$914,470	$4,172	13.3%	$857,629
Hospitality	9,003	27.3%	737,369	9,171	29.2%	649,540
Gas station	1,312	4.0%	247,566	1,438	4.6%	260,187
Other	6,189	18.6%	1,102,084	7,448	23.7%	1,107,589
Total commercial real estate loans	20,689	62.6%	3,001,489	22,229	70.8%	2,874,945
Construction	1,019	3.1%	58,159	1,916	6.1%	55,962
Residential property	1,053	3.2%	382,692	1,067	3.4%	337,791
Total real estate loans	22,761	68.9%	3,442,340	25,212	80.3%	3,268,698
Commercial and industrial loans:
Commercial term	4,344	13.1%	159,432	3,961	12.6%	138,032
Commercial lines of credit	2,325	7.0%	148,421	1,297	4.1%	136,231
International loans	310	0.9%	39,328	324	1.0%	25,821
Total commercial and industrial loans	6,979	21.0%	347,181	5,582	17.7%	300,084
Leases receivable	87	0.3%	257,525	307	1.0%	243,294
Consumer loans	2,032	6.2%	17,232	191	0.6%	22,830
Unallocated	1,179	3.6%	—	166	0.4%	—
Total	$33,038	100.0%	$4,064,278	$31,458	100.0%	$3,834,906

	June 30, 2017			December 31, 2016
	Allowance Amount	Percentage	PCI Loans	Allowance Amount	Percentage	PCI Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$75	10.4%	$1,643	$122	12.6%	$2,324
Hospitality	132	18.3%	1,698	138	14.2%	1,618
Gas station	378	52.6%	2,363	589	60.7%	2,692
Other	—	—%	2,016	1	0.1%	2,067
Total commercial real estate loans	585	81.3%	7,720	850	87.6%	8,701
Residential property	73	10.1%	965	72	7.4%	976
Total real estate loans	658	91.4%	8,685	922	95.0%	9,677
Commercial and industrial loans:
Commercial term	41	5.7%	55	41	4.2%	136
Consumer loans	21	2.9%	44	8	0.8%	50
Total	$720	100.0%	$8,784	$971	100.0%	$9,863

The following tables set forth certain information regarding allowance for loan and lease losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to pool and grade as well as actual current commitment usage figures by type to existing contingent liabilities.

	As of and for the Three Months Ended
	June 30, 2017			December 31, 2016			June 30, 2016
	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total
	(dollars in thousands)
Allowance for loan and Lease losses:
Balance at beginning of period	$32,261	$891	$33,152	$33,439	$5,533	$38,972	$35,381	$5,645	$41,026
Actual charge-offs	(665)	—	(665)	(2,326)	(4,991)	(7,317)	(662)	(137)	(799)
Recoveries on loans previously charged off	849	—	849	623	—	623	995	—	995
Net loan recoveries (charge-offs)	184	—	184	(1,703)	(4,991)	(6,694)	333	(137)	196
Loan and lease loss provision (income)	593	(171)	422	(278)	429	151	(1,455)	(60)	(1,515)
Balance at end of period	$33,038	$720	$33,758	$31,458	$971	$32,429	$34,259	$5,448	$39,707

Allowance for off-balance sheet items:
Balance at beginning of period	$1,184	$—	$1,184	$1,491	$—	$1,491	$1,220	$—	$1,220
Provision (income)	(49)	—	(49)	(307)	—	(307)	255	—	255
Balance at end of period	$1,135	$—	$1,135	$1,184	$—	$1,184	$1,475	$—	$1,475

Ratios:
Net loan and lease charge-offs (recoveries) to average loans and leases (1)	(0.02)%	—%	(0.02)%	0.18%	157.18%	0.73%	(0.04)%	3.14%	(0.02)%
Net loan and lease charge-offs (recoveries) to loans and leases (1)	(0.02)%	—%	(0.02)%	0.18%	202.41%	0.70%	(0.04)%	3.65%	(0.02)%
Allowance for loan and lease losses to average loans and leases	0.83%	8.12%	0.86%	0.85%	7.64%	0.88%	1.02%	31.26%	1.19%
Allowance for loan and lease losses to loans and leases	0.81%	8.20%	0.83%	0.82%	9.84%	0.84%	1.00%	36.27%	1.15%
Net loan and lease charge-offs (recoveries) to allowance for loan and lease losses (1)	(2.23)%	—%	(2.17)%	21.65%	2056.02%	82.57%	(3.89)%	10.06%	(1.97)%
Allowance for loan and lease losses to nonperforming loans and leases	200.67%	—%	205.04%	275.80%	—%	284.32%	277.60%	—%	321.75%
Balance:
Average loans and leases during period	$3,999,635	$8,872	$3,951,934	$3,686,013	$12,702	$3,690,955	$3,360,467	$17,428	$3,328,416
Loans and leases at end of period	$4,064,278	$8,784	$4,073,062	$3,834,906	$9,863	$3,844,769	$3,434,290	$15,020	$3,449,310
Nonperforming loans and leases at end of period	$16,464	$—	$16,464	$11,406	$—	$11,406	$12,341	$—	$12,341

(1)	Net loan charge-offs (recoveries) are annualized to calculate the ratios.

	As of and for the Six Months Ended
	June 30, 2017			June 30, 2016
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total

Allowance for loan losses:
Balance at beginning of period	$31,458	$971	$32,429	$37,494	$5,441	$42,935
Actual charge-offs	(851)	—	(851)	(1,299)	(137)	(1,436)
Recoveries on loans previously charged off	1,838	—	1,838	1,248	—	1,248
Net loan recoveries (charge-offs)	987	—	987	(51)	(137)	(188)
Loan and lease loss provision (income	593	(251)	342	(3,184)	144	(3,040)
Balance at end of period	$33,038	$720	$33,758	$34,259	$5,448	$39,707

Allowance for off-balance sheet items:
Balance at beginning of period	$1,184	$—	$1,184	$986	$—	$986
Provision (income)	(49)	—	(49)	489	—	489
Balance at end of period	$1,135	$—	$1,135	$1,475	$—	$1,475

Ratios:
Net loan charge-offs (recoveries) to average loans (1)	(0.05)%	—%	(0.05)%	—%	1.56%	0.01%
Net loan charge-offs (recoveries) to loans (1)	(0.05)%	—%	(0.05)%	—%	1.82%	0.01%
Allowance for loan losses to average loans	0.84%	7.72%	0.86%	1.04%	31.10%	1.22%
Allowance for loan losses to loans	0.81%	8.2%	0.83%	1.00%	36.27%	1.15%
Net loan charge-offs (recoveries) to allowance for loan losses (1)	(5.97)%	—%	(5.85)%	0.03%	5.03%	0.95%
Allowance for loan losses to nonperforming loans	200.67%	—%	205.04%	277.60%	—%	321.75%
Balance:
Average loans during period	$3,949,592	$9,324	$3,917,004	$3,298,796	$17,517	$3,260,625
Loans at end of period	$4,046,278	$8,784	$4,073,062	$3,434,290	$15,020	$3,449,310
Nonperforming loans at end of period	$16,464	$—	$16,464	$12,341	$—	$12,341

(1)	Net loan charge-offs (recoveries) are annualized to calculate the ratios.

Allowance for loan and lease losses was $33.8 million, $32.4 million and $39.7 million, as of June 30, 2017, December 31, 2016, and June 30, 2016, respectively. The increase of $1.4 million, or 4.1 percent, in the allowance for loan and lease losses as of June 30, 2017, compared with December 31, 2016 was due primarily to the increase in estimated loss factors and an increase in loans and lease. Accordingly, the non-PCI loan and lease loss allowance increased $1.5 million to $33.0 million as of June 30, 2017, compared with $31.5 million at December 31, 2016. The PCI loan loss allowance decreased $0.3 million to $0.7 million as of June 30, 2017, compared with $1.0 million at December 31, 2016.

The allowance for off-balance sheet exposure, primarily unfunded loan commitments, was $1.1 million, $1.2 million and $1.5 million as of June 30, 2017, December 31, 2016 and June 30, 2016, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized.

Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances are adequate for losses inherent in the loan and lease portfolio and for off-balance sheet exposures as of June 30, 2017.

The following table presents a summary of net charge-offs (recoveries):

	As of and for the Three Months Ended			As of and for the Six Months Ended
	Charge-offs	Recoveries	Net Charge-offs (Recoveries)	Charge-offs	Recoveries	Net Charge-offs (Recoveries)
	(in thousands)
June 30, 2017
Real estate loans	$38	$447	$(409)	$142	$1,159	$(1,017)
Commercial and industrial loans	—	367	(367)	40	644	(604)
Leases receivable	627	20	607	669	20	649
Consumer loans	—	15	(15)		15	(15)
Total Non-PCI loans	$665	$849	$(184)	$851	$1,838	$(987)

June 30, 2016
Real estate loans	$156	$97	59	$691	$190	501
Commercial and industrial loans	506	845	(339)	608	1,005	(397)
Consumer loans	—	53	(53)	—	53	(53)
Total Non-PCI loans	$662	$995	$(333)	$1,299	$1,248	$51

For the three months ended June 30, 2017 and 2016, total charge-offs were $0.7 million. For the three months ended June 30, 2017, total recoveries were $0.8 million, a decrease of $0.1 million, or 14.7 percent, from $1.0 million for the same period in 2016. For the six months ended June 30, 2017, total charge-offs were $0.9 million, a decrease of $0.5 million or 34.5 percent from $1.3 million for the same period in 2016, and total recoveries were $1.8 million, an increase of $0.6 million or 47.3 percent from $1.2 million for the same period in 2016.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	June 30, 2017		December 31, 2016
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$1,260,929	29.6%	$1,203,240	31.6%
Interest-bearing:
Demand	93,390	2.2%	96,856	2.5%
Money market and savings	1,528,127	35.9%	1,329,324	34.9%
Time deposits of $100,000 or more	1,057,243	24.8%	844,386	22.2%
Other time deposits	319,484	7.5%	335,931	8.8%
Total deposits	$4,259,173	100.0%	$3,809,737	100.0%

(1)	Includes $460.5 million and $445.4 million of time deposits of $250,000 or more as of June 30, 2017 and December 31, 2016, respectively.

Deposits increased $449.4 million, or 11.8 percent, to $4.26 billion as of June 30, 2017 from $3.81 billion as of December 31, 2016. The increase in deposits was mainly attributable to the $198.8 million and $196.4 million increase in money market and savings deposits and time deposits, respectively.

Borrowings

At June 30, 2017 and December 31, 2016, there were $20.0 million and $315.0 million in overnight advances from the FHLB, respectively. The reduction in FHLB advances was supported by the increase in deposits for the first six months of 2017. In addition, subordinated debentures were $117.0 million and $19.0 million at June 30, 2017 and December 31, 2016, respectively. The change represents the proceeds from the Subordinated Note that closed on March 21, 2017.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below). This sensitivity analysis is compared to policy limits, which specify the maximum tolerance level for net interest income exposure over a 1- to 12-month and a 13- to 24-month horizon, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest Rate	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(dollars in thousands)
300%	$532	0.30%	$6,060	3.37%
200%	$255	0.14%	$4,039	2.25%
100%	$431	0.24%	$2,893	1.61%
(100)%	$(12,586)	(7.00)%	$(21,317)	(11.87)%

	Economic Value of Equity (EVE)
Change in Interest Rate	Dollar Change	Percentage Change
	(dollars in thousands)
300%	$(18,304)	(3.27)%
200%	$(11,674)	(2.09)%
100%	$866	0.15%
(100)%	$(45,434)	(8.11)%

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

Capital Resources and Liquidity

Capital Resources

Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, the Board regularly assesses projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, earnings generated from operations, and access to capital from financial markets through the issuance of additional securities, including common stock or notes, to meet our capital needs.

At June 30, 2017, the Bank’s total risk-based capital ratio of 15.44 percent, Tier 1 risk-based capital ratio of 14.62 percent, common equity Tier 1 capital ratio of 14.62 percent and Tier 1 leverage capital ratio of 12.89 percent, placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

At June 30, 2017, the Company's total risk-based capital ratio was 15.69 percent, Tier 1 risk-based capital ratio was 12.58 percent, common equity Tier 1 capital ratio was 12.22 percent and Tier 1 leverage capital ratio was 11.08 percent.

For a discussion of implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act, see our 2016 Annual Report on Form 10-K.

Liquidity

Hanmi Financial

Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its current obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of June 30, 2017, the Bank had $145.1 million of brokered deposits.

We monitor the sources and used of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of June 30, 2017, the total borrowing capacity available based on pledged collateral and remaining available borrowing capacity were $756.5 million and $736.5 million, respectively, compared to $736.6 million and $421.6 million, respectively as of December 31, 2016.

As a means of augmenting its liquidity, the Bank had an available borrowing source of $9.5 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $9.7 million, and had no borrowings as of June 30, 2017.

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see Note 12 - Off-Balance Sheet Commitments included in the Notes to Consolidated Financial Statements (Unaudited) in this Report and “Item 1. Business - Off-Balance Sheet Commitments” in our 2016 Annual Report on Form 10-K.

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
FASB ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of Business, provides guidance on evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new standard clarifies that when substantially all of the fair value of gross assets acquired is concentrated in a single asset, or a group of similar assets, the asset acquired would not represent a business. The new ASU introduces this initial required screen, if met, eliminates the need for further assessment. For public business entities with a calendar year end, the standard is effective in 2018. Early adoption is permitted, including adoption in an interim period. The amendments can be applied to transactions occurring before the guidance was issued, as long as the applicable financial statements have not been issued. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.
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
FASB ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Topic 310): Premium Amortization on Purchased Callable Debt Securities, shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. ASU 2017-08 applies to securities that have explicit, non-contingent call features that are callable at fixed prices and on preset dates. Securities purchased at a discount and mortgage-backed securities in which early repayment is based on prepayment of the underlying assets of the security are outside the scope of ASU 2017-08. For public business entities, the standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period, and applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
FASB ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, provides clarity and reduces both diversity in practice, and costs and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award. Under ASU 2017-09, an entity should account for the effects of a modification unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management” and “- Capital Resources” in this Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2017, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of June 30, 2017.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Part I, Item 1A, "Risk Factors" of our 2016 Annual Report on Form 10-K.

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

Hanmi Financial Corporation

Date:	August 9, 2017	By:	/s/ C. G. Kum
C. G. Kum
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)