Form 10-Q
period 2017-09-30
HANMI FINANCIAL CORP
filed 2017-11-09
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 4, 2017, there were 32,409,174 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries
Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2017

Part I — Financial Information
Item 1. Financial Statements
Hanmi Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited) September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$138,139	$147,235
Securities available for sale, at fair value (amortized cost of $597,944 as of September 30, 2017 and $521,053 as of December 31, 2016)	598,440	516,964
Loans held for sale, at the lower of cost or fair value	6,469	9,316
Loans and leases receivable, net of allowance for loan and lease losses of $32,492 as of September 30, 2017 and $32,429 as of December 31, 2016	4,162,863	3,812,340
Accrued interest receivable	12,098	10,987
Premises and equipment, net	26,648	28,698
Other real estate owned ("OREO"), net	1,946	7,484
Customers’ liability on acceptances	647	978
Servicing assets	10,428	10,564
Goodwill and other intangible assets, net	12,628	12,889
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax asset, net	46,210	48,047
Bank-owned life insurance	50,268	49,440
Prepaid expenses and other assets	28,227	30,019
Total assets	$5,111,396	$4,701,346
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$1,293,538	$1,203,240
Interest-bearing	3,005,472	2,606,497
Total deposits	4,299,010	3,809,737
Accrued interest payable	4,071	2,567
Bank’s liability on acceptances	657	978
FHLB advances	110,000	315,000
Subordinated debentures	117,140	18,978
Accrued expenses and other liabilities	21,271	23,061
Total liabilities	4,552,149	4,170,321
Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,059,166 shares (32,413,082 shares outstanding) as of September 30, 2017 and issued 32,946,197 shares (32,330,747 shares outstanding) as of December 31, 2016	33	33
Additional paid-in capital	564,787	562,446
Accumulated other comprehensive income (loss), net of tax expense of $207 as of September 30, 2017 and tax benefit of $1,696 as of December 31, 2016	290	(2,394)
Retained earnings	65,858	41,726
Less: treasury stock, at cost; 646,084 shares as of September 30, 2017 and 615,450 shares as of December 31, 2016	(71,721)	(70,786)
Total stockholders’ equity	559,247	531,025
Total liabilities and stockholders’ equity	$5,111,396	$4,701,346

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest and dividend income:
Interest and fees on loans and leases	$50,265	$41,150	$143,614	$120,862
Interest on securities	3,188	2,701	8,657	8,604
Dividends on Federal Reserve Bank ("FRB") and FHLB stock	286	419	943	1,540
Interest on deposits in other banks	123	55	323	152
Total interest and dividend income	53,862	44,325	153,537	131,158
Interest expense:
Interest on deposits	7,071	4,358	18,687	11,769
Interest on FHLB advances	198	179	714	673
Interest on subordinated debentures	1,667	206	3,677	584
Total interest expense	8,936	4,743	23,078	13,026
Net interest income before provision for loan and lease losses	44,926	39,582	130,459	118,132
Loan and lease loss provision (income)	269	(1,450)	611	(4,490)
Net interest income after provision for loan and lease losses	44,657	41,032	129,848	122,622
Noninterest income:
Service charges on deposit accounts	2,678	2,883	7,667	8,782
Trade finance and other service charges and fees	1,133	992	3,449	3,099
Gain on sales of Small Business Administration ("SBA") loans	2,546	1,616	6,678	4,247
Disposition gains on Purchased Credit Impaired ("PCI") loans	979	789	1,702	3,411
Net gain on sales of securities	267	46	1,473	46
Other operating income	1,213	2,348	4,764	5,423
Total noninterest income	8,816	8,674	25,733	25,008
Noninterest expense:
Salaries and employee benefits	16,947	15,950	50,674	47,710
Occupancy and equipment	3,883	3,917	11,743	11,351
Data processing	1,779	1,330	5,148	4,219
Professional fees	1,210	1,090	3,912	4,063
Supplies and communications	755	821	2,135	2,266
Advertising and promotion	1,147	1,153	2,964	2,769
OREO expense (income)	(16)	73	402	721
Merger and integration costs (income)	—	—	(40)	—
Other operating expenses	2,955	4,003	7,905	9,170
Total noninterest expense	28,660	28,337	84,843	82,269
Income before income tax expense	24,813	21,369	70,738	65,361
Income tax expense	9,890	8,248	27,576	23,288
Net income	$14,923	$13,121	$43,162	$42,073
Basic earnings per share	$0.46	$0.41	$1.34	$1.31
Diluted earnings per share	$0.46	$0.41	$1.33	$1.31
Weighted-average shares outstanding:
Basic	32,095,286	31,912,470	32,058,705	31,880,466
Diluted	32,255,814	32,088,233	32,230,319	32,031,295

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$14,923	$13,121	$43,162	$42,073
Other comprehensive income, net of tax:
Unrealized gain on securities:
Unrealized holding gain (loss) arising during period	529	(2,629)	6,059	13,518
Less: reclassification adjustment for net gain included in net income	(267)	(46)	(1,473)	(46)
Unrealized loss on interest-only strip of servicing assets	—	—	—	(9)
Income tax expense related to items of other comprehensive income	(109)	1,109	(1,902)	(5,593)
Other comprehensive income, net of tax	153	(1,566)	2,684	7,870
Comprehensive income	$15,076	$11,555	$45,846	$49,943

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at January 1, 2016	32,566,522	(592,163)	31,974,359	$257	$557,761	$(315)	$6,422	$(70,207)	$493,918
Correction of accounting for the 2011 1-for-8 stock split	—	—	—	(224)	224	—	—	—	—
Stock options exercised	42,584	—	42,584	—	592	—	—	—	592
Restricted stock awards, net of forfeitures	256,287	—	256,287	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,329	—	—	—	2,329
Restricted stock surrendered due to employee tax liability	—	(20,456)	(20,456)	—	—	—	—	(502)	(502)
Cash dividends declared	—	—	—	—	—	—	(15,082)	—	(15,082)
Net income	—	—	—	—	—	—	42,073	—	42,073
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	7,870	—	—	7,870
Balance at September 30, 2016	32,865,393	(612,619)	32,252,774	$33	$560,906	$7,555	$33,413	$(70,709)	$531,198

Balance at January 1, 2017	32,946,197	(615,450)	32,330,747	$33	$562,446	$(2,394)	$41,726	$(70,786)	$531,025
Stock options exercised	22,125	—	22,125	—	270	—	—	—	270
Restricted stock awards, net of forfeitures	90,844	—	90,844	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,071	—	—	—	2,071
Restricted stock surrendered due to employee tax liability	—	(30,634)	(30,634)	—	—	—	—	(935)	(935)
Cash dividends declared	—	—	—	—	—	—	(19,030)	—	(19,030)
Net income	—	—	—	—	—	—	43,162	—	43,162
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	2,684	—	—	2,684
Balance at September 30, 2017	33,059,166	(646,084)	32,413,082	$33	$564,787	$290	$65,858	$(71,721)	$559,247
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$43,162	$42,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,353	10,848
Share-based compensation expense	2,071	2,329
Loan and lease loss provision (income)	611	(4,490)
Gain on sales of securities	(1,473)	(46)
Gain on sales of SBA loans	(6,678)	(4,247)
Loss (gain) on sale of premises and equipment	—	(1,053)
Disposition gains on PCI loans	(1,702)	(3,411)
Gain on sales of OREO	(482)	—
Valuation adjustment on OREO	884	721
Origination of SBA loans held for sale	(81,716)	(60,248)
Proceeds from sales of SBA loans	92,715	61,494
Change in accrued interest receivable	(1,111)	(659)
Change in bank-owned life insurance	(828)	(809)
Change in prepaid expenses and other assets	1,894	3,791
Change in income tax asset	(65)	1,436
Change in accrued interest payable	1,504	(733)
Change in accrued expenses and other liabilities	(2,316)	(10,121)
Net cash provided by operating activities	55,823	36,875
Cash flows from investing activities:
Proceeds from redemption of FRB stock	—	14,423
Proceeds from matured, called and repayment of securities	51,117	98,771
Proceeds from sales of securities available for sale	70,333	78,282
Proceeds from sales of OREO	5,710	2,306
Change in loans and leases receivable, excluding purchases	(191,594)	(229,063)
Purchases of securities	(201,398)	(19,992)
Purchases of premises and equipment	(147)	982
Purchases of loans receivable	(161,253)	(143,189)
Purchases of FRB stock	—	(325)
Net cash used in investing activities	(427,232)	(197,805)
Cash flows from financing activities:
Change in deposits	489,273	261,231
Change in overnight FHLB borrowings	(205,000)	(115,000)
Issuance of subordinated debentures	97,735	—
Proceeds from exercise of stock options	270	592
Cash paid for treasury shares acquired in respect of share-based compensation	(935)	(502)
Cash dividends paid	(19,030)	(19,558)
Net cash provided by financing activities	362,313	126,763
Net decrease in cash and cash equivalents	(9,096)	(34,167)
Cash and cash equivalents at beginning of year	147,235	164,364
Cash and cash equivalents at end of period	$138,139	$130,197

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$23,078	$13,759
Income taxes	$25,146	$21,654
Non-cash activities:
Transfer of loans receivable to OREO	$143	$4,318
Income tax expense related to items in other comprehensive income	$(1,902)	$(5,593)
Change in unrealized gain in accumulated other comprehensive income	$(6,059)	$(13,518)
Cash dividends declared	$(19,030)	$(15,082)
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Nine Months Ended September 30, 2017 and 2016
Note 1 — Organization and Basis of Presentation

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is a bank holding company whose subsidiary is Hanmi Bank (the “Bank”). Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operation of the Bank.

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended September 30, 2017, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report on Form 10-K”).

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

Note 2 — Securities

The following is a summary of securities available for sale as of September 30, 2017 and December 31, 2016:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
September 30, 2017
Mortgage-backed securities (1) (2)	$310,111	$793	$1,154	$309,750
Collateralized mortgage obligations (1)	107,052	16	944	106,124
U.S. government agency securities	7,499	—	42	7,457
SBA loan pool securities	4,036	—	140	3,896
Municipal bonds-tax exempt	146,177	2,424	77	148,524
U.S. treasury securities	153	—	—	153
Mutual funds	22,916	—	380	22,536
Total securities available for sale	$597,944	$3,233	$2,737	$598,440

December 31, 2016
Mortgage-backed securities (1) (2)	$230,489	$598	$1,457	$229,630
Collateralized mortgage obligations (1)	77,447	6	1,002	76,451
U.S. government agency securities	7,499	—	58	7,441
SBA loan pool securities	4,356	—	210	4,146
Municipal bonds-tax exempt	159,789	236	1,995	158,030
Municipal bonds-taxable	13,391	319	9	13,701
Corporate bonds	5,010	5	—	5,015
U.S. treasury securities	156	—	—	156
Mutual funds	22,916	—	522	22,394
Total securities available for sale	$521,053	$1,164	$5,253	$516,964

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Includes securities collateralized by home equity conversion mortgages with an estimated fair value of $8.1 million and $52.9 million as of September 30, 2017 and December 31, 2016, respectively.

The amortized cost and estimated fair value of securities as of September 30, 2017, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. Mutual funds do not have contractual maturities. However, they are included in the table shown below as over ten years since the Company intends to hold these securities for at least this duration. All other securities are included based on their contractual maturities.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(in thousands)
Within one year	$24,537	$24,452
Over one year through five years	64,646	64,519
Over five years through ten years	256,367	257,279
Over ten years	252,394	252,190
Total	$597,944	$598,440
Gross unrealized losses on securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of September 30, 2017 and December 31, 2016:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(in thousands, except number of securities)
September 30, 2017
Mortgage-backed securities	$787	$171,919	53	$367	$21,430	9	$1,154	$193,349	62
Collateralized mortgage obligations	320	62,309	23	624	38,940	24	944	101,249	47
U.S. government agency securities	42	7,457	3	—	—	—	42	7,457	3
SBA loan pool securities	—	—	—	140	3,896	2	140	3,896	2
Municipal bonds-tax exempt	60	3,459	3	17	1,704	4	77	5,163	7
U.S. treasury securities	—	—	—	—	—	—	—	—	—
Mutual funds	254	20,632	2	126	1,899	4	380	22,531	6
Total	$1,463	$265,776	84	$1,274	$67,869	43	$2,737	$333,645	127

December 31, 2016
Mortgage-backed securities	$1,345	$102,647	38	$112	$11,350	3	$1,457	$113,997	41
Collateralized mortgage obligations	676	60,786	27	326	10,579	7	1,002	71,365	34
U.S. government agency securities	58	7,441	3	—	—	—	58	7,441	3
SBA loan pool securities	—	—	—	210	4,146	2	210	4,146	2
Municipal bonds-tax exempt	1,995	125,004	54	—	—	—	1,995	125,004	54
Municipal bonds-taxable	9	2,904	2	—	—	—	9	2,904	2
Mutual funds	413	21,478	4	109	916	3	522	22,394	7
Total	$4,496	$320,260	128	$757	$26,991	15	$5,253	$347,251	143

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2017 and December 31, 2016 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of September 30, 2017 and December 31, 2016. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

The Company does not intend to sell these securities and it is more likely than not that we will not be required to sell the securities before the recovery of their amortized cost basis. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of September 30, 2017 and December 31, 2016 were not other-than-temporarily impaired, and therefore, no impairment charges as of September 30, 2017 and December 31, 2016 were warranted.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Gross realized gains on sales of securities	$267	$396	$1,473	$396
Gross realized losses on sales of securities	—	(350)	—	(350)
Net realized gains on sales of securities	$267	$46	$1,473	$46
Proceeds from sales of securities	$17,644	$78,282	$70,333	$78,282

For the three months ended September 30, 2017, there was a $267,000 net gain in earnings resulting from sales of securities. Net unrealized gains of $227,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period. There was a $46,000 net gain in earnings resulting from sales of securities during the three months ended September 30, 2016, that had previously been recorded as net unrealized gains of $321,000 in comprehensive income.

For the nine months ended September 30, 2017, there was a $1.5 million net gain in earnings resulting from the sale of securities. Net unrealized gains of $971,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period. There was a $46,000 net gain in earnings resulting from sales of securities during the nine months ended September 30, 2016, that had previously been recorded as net unrealized gains of $314,000 in comprehensive income.

Securities available for sale with market values of $130.7 million and $133.0 million as of September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Note 3 — Loans and leases

Loans and Leases Receivable, Net

Loans and leases receivable consisted of the following as of the dates indicated:

	September 30, 2017			December 31, 2016
	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$916,236	$1,587	$917,823	$857,629	$2,324	$859,953
Hospitality	731,562	1,664	733,226	649,540	1,618	651,158
Gas station	245,042	2,388	247,430	260,187	2,692	262,879
Other (1)	1,144,176	2,013	1,146,189	1,107,589	2,067	1,109,656
Construction	64,263	—	64,263	55,962	—	55,962
Residential property	429,669	958	430,627	337,791	976	338,767
Total real estate loans	3,530,948	8,610	3,539,558	3,268,698	9,677	3,278,375
Commercial and industrial loans:
Commercial term	170,891	51	170,942	138,032	136	138,168
Commercial lines of credit	149,937	—	149,937	136,231	—	136,231
International loans	43,577	—	43,577	25,821	—	25,821
Total commercial and industrial loans	364,405	51	364,456	300,084	136	300,220
Leases receivable	272,271	—	272,271	243,294	—	243,294
Consumer loans (2)	19,027	43	19,070	22,830	50	22,880
Loans and leases receivable	4,186,651	8,704	4,195,355	3,834,906	9,863	3,844,769
Allowance for loan and lease losses	(31,698)	(794)	(32,492)	(31,458)	(971)	(32,429)
Loans and leases receivable, net	$4,154,953	$7,910	$4,162,863	$3,803,448	$8,892	$3,812,340

(1)
Includes other property types which individually represent less than one percent of loans and leases receivable; other property types include mixed-use, apartment, office, industrial, faith-based facilities and warehouse.

(2)	Consumer loans include home equity lines of credit of $14.7 million and $17.7 million as of September 30, 2017 and December 31, 2016, respectively.

Accrued interest on loans and leases receivable was $9.5 million and $8.2 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, loans receivable of $1.1 billion and $1.0 billion, respectively, were pledged to secure borrowing facilities from the FHLB.

Loans Held for Sale

The following is the activity for SBA loans held for sale for the three months ended September 30, 2017 and 2016:

	SBA Loans Held for Sale
	Real Estate	Commercial and Industrial	Total
	(in thousands)
September 30, 2017
Balance at beginning of period	$8,817	$2,132	$10,949
Originations	16,326	11,723	28,049
Sales	(20,593)	(11,926)	(32,519)
Principal payoffs and amortization	(4)	(6)	(10)
Balance at end of period	$4,546	$1,923	$6,469

September 30, 2016
Balance at beginning of period	$9,293	$3,540	$12,833
Originations	11,272	6,417	17,689
Sales	(15,968)	(8,122)	(24,090)
Principal payoffs and amortization	(2)	(5)	(7)
Balance at end of period	$4,595	$1,830	$6,425

The following is the activity for SBA loans held for sale for the nine months ended September 30, 2017 and 2016:

	SBA Loans Held for Sale
	Real Estate	Commercial and Industrial	Total
	(in thousands)
September 30, 2017
Balance at beginning of period	$7,410	$1,906	$9,316
Originations	51,090	30,626	81,716
Sales	(53,930)	(30,586)	(84,516)
Principal payoffs and amortization	(24)	(23)	(47)
Balance at end of period	$4,546	$1,923	$6,469

September 30, 2016
Balance at beginning of period	$840	$2,034	$2,874
Originations	40,120	20,128	60,248
Sales	(36,361)	(20,304)	(56,665)
Principal payoffs and amortization	(4)	(28)	(32)
Balance at end of period	$4,595	$1,830	$6,425

Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses was as follows for the periods indicated:

	As of and for the Three Months Ended
	September 30, 2017			September 30, 2016
	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total
	(in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$33,038	$720	$33,758	$34,259	$5,448	$39,707
Charge-offs	(2,405)	—	(2,405)	(111)	(5)	(116)
Recoveries on loans and leases previously charged off	871	—	871	831	—	831
Net loan and lease (charge-offs) recoveries	(1,534)	—	(1,534)	720	(5)	715
Loan and lease loss provision (income)	194	74	268	(1,540)	90	(1,450)
Balance at end of period	$31,698	$794	$32,492	$33,439	$5,533	$38,972

	As of and for the Nine Months Ended
	September 30, 2017			September 30, 2016
	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total
	(in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$31,458	$971	$32,429	$37,494	$5,441	$42,935
Charge-offs	(3,256)	—	(3,256)	(1,410)	(142)	(1,552)
Recoveries on loans and leases previously charged off	2,709	—	2,709	2,079	—	2,079
Net loan and lease (charge-offs) recoveries	(547)	—	(547)	669	(142)	527
Loan and lease loss provision (income)	787	(177)	610	(4,724)	234	(4,490)
Balance at end of period	$31,698	$794	$32,492	$33,439	$5,533	$38,972

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

The following tables detail the information on the allowance for loan and lease losses by portfolio segment as of and for the three and nine months ended September 30, 2017 and 2016:

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(In thousands)
As of and for the Three Months Ended September 30, 2017
Allowance for loan and lease losses on non-PCI loans and leases:
Beginning balance	$22,762	$6,979	2,033	$87	$1,177	$33,038
Charge-offs	(146)	(1,976)	(283)	—	—	(2,405)
Recoveries on loans and leases previously charged off	343	308	220	—	—	871
Loan and lease loss provision (income)	(3,374)	1,183	2,867	(23)	(459)	194
Ending balance	$19,585	$6,494	$4,837	$64	$718	$31,698
Ending balance: individually evaluated for impairment	$3,882	$531	$2,008	$—	$—	$6,421
Ending balance: collectively evaluated for impairment	$15,703	$5,963	$2,829	$64	$718	$25,277

Non-PCI loans and leases receivable:
Ending balance	$3,530,948	$364,405	$272,271	$19,027	$—	$4,186,651
Ending balance: individually evaluated for impairment	$19,466	$3,610	$3,378	$1,045	$—	$27,499
Ending balance: collectively evaluated for impairment	$3,511,482	$360,795	$268,893	$17,982	$—	$4,159,152

Allowance for loan losses on PCI loans:
Beginning balance	$671	$41	$—	$8	$—	$720
Charge-offs	—	—	—	—	—	—
Loan loss provision (income)	81	—	—	(7)	—	74
Ending balance	$752	$41	$—	$1	$—	$794

PCI loans receivable:
Ending balance: acquired with deteriorated credit quality	$8,610	$51	$—	$43	$—	$8,704

	Real Estate	Commercial and Industrial	Leases Receivable		Consumer	Unallocated	Total
	(In thousands)
As of and for the Three Months Ended September 30, 2016
Allowance for loan and lease losses on non-PCI loans and leases:
Beginning balance	$28,116	$5,502	—		$242	$399	$34,259
Charge-offs	(18)	(93)	—		—	—	(111)
Recoveries on loans and leases previously charged off	337	494	—		—	—	831
Loan and lease loss provision (income)	(479)	(622)	—		(40)	(399)	(1,540)
Ending balance	$27,956	$5,281	$—		$202	$—	$33,439
Ending balance: individually evaluated for impairment	$2,723	$495	$—		$—	$—	$3,218
Ending balance: collectively evaluated for impairment	$25,233	$4,786	$—	$—	$202	$—	$30,221

Non-PCI loans and leases receivable:
Ending balance	$3,195,332	$319,521	$—		$22,266	$—	$3,537,119
Ending balance: individually evaluated for impairment	$18,522	$4,705	$—		$680	$—	$23,907
Ending balance: collectively evaluated for impairment	$3,176,810	$314,816	$—		$21,586	$—	$3,513,212

Allowance for loan losses on PCI loans:
Beginning balance	$5,400	$41	$—		$7	$—	$5,448
Charge-offs	(5)	—	—		—	—	(5)
Loan loss provision (income)	89	1	—		—	—	90
Ending balance	$5,484	$42	$—		$7	$—	$5,533

PCI loans receivable:
Ending balance: acquired with deteriorated credit quality	$15,355	$135	$—		$50	$—	$15,540

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(In thousands)
As of and for the Nine Months Ended September 30, 2017
Allowance for loan and lease losses on non-PCI loans and leases:
Beginning balance	$25,212	$5,582	307	$191	$166	$31,458
Charge-offs	(289)	(2,017)	(950)	—	—	(3,256)
Recoveries on loans and leases previously charged off	1,434	1,021	239	15	—	2,709
Loan and lease loss provision (income)	(6,772)	1,908	5,241	(142)	552	787
Ending balance	$19,585	$6,494	$4,837	$64	$718	$31,698
Ending balance: individually evaluated for impairment	$3,882	$531	$2,008	$—	$—	$6,421
Ending balance: collectively evaluated for impairment	$15,703	$5,963	$2,829	$64	$718	$25,277

Non-PCI loans and leases receivable:
Ending balance	$3,530,948	$364,405	$272,271	$19,027	$—	$4,186,651
Ending balance: individually evaluated for impairment	$19,466	$3,610	$3,378	$1,045	$—	$27,499
Ending balance: collectively evaluated for impairment	$3,511,482	$360,795	$268,893	$17,982	$—	$4,159,152

Allowance for loan losses on PCI loans:
Beginning balance	$922	$41	$—	$8	$—	$971
Charge-offs	—	—	—	—	—	—
Loan loss provision (income)	(170)	—	—	(7)	—	(177)
Ending balance	$752	$41	$—	$1	$—	$794

PCI loans receivable:
Ending balance: acquired with deteriorated credit quality	$8,610	$51	$—	$43	$—	$8,704

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(In thousands)
As of and for the Nine Months Ended September 30, 2016
Allowance for loan and lease losses on non-PCI loans and leases:
Beginning balance	$29,800	$7,081	—	$242	$371	$37,494
Charge-offs	(709)	(701)	—	—	—	(1,410)
Recoveries on loans and leases previously charged off	527	1,499	—	53	—	2,079
Loan and lease loss provision (income)	(1,662)	(2,598)	—	(93)	(371)	(4,724)
Ending balance	$27,956	$5,281	$—	$202	$—	$33,439
Ending balance: individually evaluated for impairment	$2,723	$495	$—	$—	$—	$3,218
Ending balance: collectively evaluated for impairment	$25,233	$4,786	$—	$202	$—	$30,221

Non-PCI loans and leases receivable:
Ending balance	$3,195,332	$319,521	$—	$22,266	$—	$3,537,119
Ending balance: individually evaluated for impairment	$18,522	$4,705	$—	$680	$—	$23,907
Ending balance: collectively evaluated for impairment	$3,176,810	$314,816	$—	$21,586	$—	$3,513,212

Allowance for loan losses on PCI loans:
Beginning balance	$5,397	$42	$—	$2	$—	$5,441
Charge-offs	(142)	—	—	—	—	(142)
Loan loss provision (income)	229	—	—	5	—	234
Ending balance	$5,484	$42	$—	$7	$—	$5,533

PCI loans receivable:
Ending balance: acquired with deteriorated credit quality	$15,355	$135	$—	$50	$—	$15,540
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

     As of September 30, 2017 and December 31, 2016, pass/pass-watch, special mention and classified loans and leases (excluding PCI loans), disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total
	(in thousands)
September 30, 2017
Real estate loans:
Commercial property
Retail	$910,890	$1,577	$3,769	$916,236
Hospitality	718,244	4,979	8,339	731,562
Gas station	240,952	2,274	1,816	245,042
Other	1,131,423	8,840	3,913	1,144,176
Construction	64,263	—	—	64,263
Residential property	429,048	326	295	429,669
Total real estate loans	3,494,820	17,996	18,132	3,530,948
Commercial and industrial loans:
Commercial term	167,492	1,623	1,776	170,891
Commercial lines of credit	149,646	110	181	149,937
International loans	43,577	—	—	43,577
Total commercial and industrial loans	360,715	1,733	1,957	364,405
Leases receivable	268,893	—	3,378	272,271
Consumer loans	17,930	—	1,097	19,027
Total Non-PCI loans and leases	$4,142,358	$19,729	$24,564	$4,186,651

December 31, 2016
Real estate loans:
Commercial property
Retail	$851,147	$2,275	$4,207	$857,629
Hospitality	634,397	5,497	9,646	649,540
Gas station	252,123	1,911	6,153	260,187
Other	1,100,070	1,645	5,874	1,107,589
Construction	55,962	—	—	55,962
Residential property	337,227	—	564	337,791
Total real estate loans	3,230,926	11,328	26,444	3,268,698
Commercial and industrial loans:
Commercial term	133,811	2,060	2,161	138,032
Commercial lines of credit	135,699	464	68	136,231
International loans	23,406	2,415	—	25,821
Total commercial and industrial loans	292,916	4,939	2,229	300,084
Leases receivable	242,393	—	901	243,294
Consumer loans	22,139	—	691	22,830
Total Non-PCI loans and leases	$3,788,374	$16,267	$30,265	$3,834,906

The following is an aging analysis of loans and leases (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
	(in thousands)
September 30, 2017
Real estate loans:
Commercial property
Retail	$7	$1	$223	$231	$916,005	$916,236
Hospitality	1,869	—	975	2,844	728,718	731,562
Gas station	43	63	128	234	244,808	245,042
Other	1,043	280	739	2,062	1,142,114	1,144,176
Construction	—	—	—	—	64,263	64,263
Residential property	500	—	326	826	428,843	429,669
Total real estate loans	3,462	344	2,391	6,197	3,524,751	3,530,948
Commercial and industrial loans:
Commercial term	236	53	510	799	170,092	170,891
Commercial lines of credit	—	—	181	181	149,756	149,937
International loans	—	—	—	—	43,577	43,577
Total commercial and industrial loans	236	53	691	980	363,425	364,405
Leases receivable	3,042	476	2,033	5,551	266,720	272,271
Consumer loans	—	—	—	—	19,027	19,027
Total Non-PCI loans and leases	$6,740	$873	$5,115	$12,728	$4,173,923	$4,186,651

December 31, 2016
Real estate loans:
Commercial property
Retail	$9	$137	$234	$380	$857,249	$857,629
Hospitality	1,037	46	600	1,683	647,857	649,540
Gas station	245	643	137	1,025	259,162	260,187
Other	432	79	1,100	1,611	1,105,978	1,107,589
Construction	—	—	—	—	55,962	55,962
Residential property	730	89	423	1,242	336,549	337,791
Total real estate loans	2,453	994	2,494	5,941	3,262,757	3,268,698
Commercial and industrial loans:
Commercial term	484	42	111	637	137,395	138,032
Commercial lines of credit	—	—	—	—	136,231	136,231
International loans	80	—	—	80	25,741	25,821
Total commercial and industrial loans	564	42	111	717	299,367	300,084
Leases receivable	2,090	1,043	385	3,518	239,776	243,294
Consumer loans	170	—	—	170	22,660	22,830
Total Non-PCI loans and leases	$5,277	$2,079	$2,990	$10,346	$3,824,560	$3,834,906

There were no loans that were 90 days or more past due and accruing interest as of September 30, 2017 and 2016.

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
	(in thousands)
September 30, 2017
Real estate loans:
Commercial property
Retail	$1,475	$1,495	$124	$1,351	$61
Hospitality	6,288	7,233	2,165	4,123	3,057
Gas station	4,260	4,732	4,155	105	—
Other	4,777	5,170	1,881	2,897	764
Residential property	2,666	2,812	2,666	—	—
Total real estate loans	19,466	21,442	10,991	8,476	3,882
Commercial and industrial loans:
Commercial term	3,429	3,482	361	3,068	531
Commercial lines of credit	181	181	181	—	—
Total commercial and industrial loans	3,610	3,663	542	3,068	531
Leases receivable	3,378	3,482	658	2,720	2,008
Consumer loans	1,045	1,221	1,045	—	—
Total Non-PCI loans and leases	$27,499	$29,808	$13,236	$14,264	$6,421

December 31, 2016
Real estate loans:
Commercial property
Retail	$1,678	$1,684	$151	$1,527	$120
Hospitality	6,227	6,823	2,243	3,984	3,078
Gas station	4,984	5,092	4,984	—	—
Other	6,070	6,808	3,127	2,943	782
Residential property	2,798	2,851	2,798	—	—
Total real estate loans	21,757	23,258	13,303	8,454	3,980
Commercial and industrial loans:
Commercial term	4,106	4,171	1,229	2,877	347
Commercial lines of credit	68	68	68	—	—
Total commercial and industrial loans	4,174	4,239	1,297	2,877	347
Consumer loans	419	489	419	—	—
Total Non-PCI loans and leases	$26,350	$27,986	$15,019	$11,331	$4,327

	Three Months Ended		Nine Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
September 30, 2017
Real estate loans:
Commercial property
Retail	$1,487	$24	$1,551	$85
Hospitality	6,476	143	6,268	309
Gas station	4,603	85	4,764	297
Other	4,886	117	4,917	304
Residential property	2,794	26	2,797	87
Total real estate loans	20,246	395	20,297	1,082
Commercial and industrial loans:
Commercial term	3,495	54	3,739	165
Commercial lines of credit	1,060	—	853	16
Total commercial and industrial loans	4,555	54	4,592	181
Leases receivable	3,560	12	4,044	36
Consumer loans	1,201	15	917	21
Total Non-PCI loans and leases	$29,562	$476	$29,850	$1,320

September 30, 2016
Real estate loans:
Commercial property
Retail	$1,985	$31	$2,430	$117
Hospitality	3,222	66	4,429	367
Gas station	4,557	134	4,772	395
Other	6,541	138	7,438	533
Residential property	2,512	28	2,606	85
Total real estate loans	18,817	397	21,675	1,497
Commercial and industrial loans:
Commercial term	4,792	71	5,032	235
Commercial lines of credit	15	3	29	12
International loans	—	—	420	—
Total commercial and industrial loans	4,807	74	5,481	247
Consumer loans	682	7	688	22
Total Non-PCI loans and leases	$24,306	$478	$27,844	$1,766

The following is a summary of interest foregone on impaired loans and leases (excluding PCI loans) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms	$696	$695	$1,934	$2,306
Less: Interest income recognized on impaired loans and leases	(476)	(478)	(1,320)	(1,766)
Interest foregone on impaired loans and leases	$220	$217	$614	$540

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

The following table details nonaccrual loans and leases (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
Real estate loans:
Commercial property
Retail	$253	$404
Hospitality	5,368	5,266
Gas station	742	1,025
Other	2,097	2,033
Residential property	621	564
Total real estate loans	9,081	9,292
Commercial and industrial loans:
Commercial term	984	824
Commercial lines of credit	181	—
Total commercial and industrial loans	1,165	824
Leases receivable	3,378	901
Consumer loans	934	389
Total nonaccrual Non-PCI loans and leases	$14,558	$11,406

The following table details nonperforming assets (excluding PCI loans) as of the dates indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
Nonaccrual Non-PCI loans and leases	$14,558	$11,406
Loans and leases 90 days or more past due and still accruing	—	—
Total nonperforming Non-PCI loans and leases	14,558	11,406
OREO	1,946	7,484
Total nonperforming assets	$16,504	$18,890

As of September 30, 2017, OREO consisted of six properties with a combined carrying value of $1.9 million, five of which with a combined carrying value of $1.8 million were acquired in the Central Bancorp Inc. ("CBI") acquisition on August 31, 2014, or were obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date. As of December 31, 2016, OREO consisted of 12 properties with a combined carrying value of $7.5 million, including $5.7 million OREO acquired in the CBI acquisition or obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date.

Troubled Debt Restructurings

The following table details TDRs (excluding PCI loans) as of September 30, 2017 and December 31, 2016:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
September 30, 2017
Real estate loans	$1,959	$3,836	$67	$—	$5,862	$3,389	$—	$1,399	$1,245	$6,033
Commercial and industrial loans	132	186	48	109	475	10	184	1,667	485	2,346
Consumer loans	820	—	—	—	820	—	—	111	—	111
Total Non-PCI TDR loans	$2,911	$4,022	$115	$109	$7,157	$3,399	$184	$3,177	$1,730	$8,490

December 31, 2016
Real estate loans	$1,679	$4,373	$143	$—	$6,195	$4,795	$—	$1,514	$1,633	$7,942
Commercial and industrial loans	149	71	69	419	708	22	198	2,135	730	3,085
Consumer loans	—	—	—	—	—	—	—	119	—	119
Total Non-PCI TDR loans	$1,828	$4,444	$212	$419	$6,903	$4,817	$198	$3,768	$2,363	$11,146

As of September 30, 2017 and December 31, 2016, total TDRs were $15.6 million and $18.0 million, respectively. A debt restructuring is considered a TDR if we grant a concession, that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for three months or more. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. At September 30, 2017 and December 31, 2016, $2.2 million and $3.4 million, respectively, of allowance relating to these loans were included in the allowance for loan and lease losses.

For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

During the three and nine month periods ended September 30, 2016, there was one commercial term loan with recorded investment of $53,000 that defaulted subsequent to the modifications occurring within the previous 12 months.There were no such defaults during the three and nine months periods ended September 30, 2017.

Purchased Credit Impaired Loans

The following table summarizes the changes in carrying value of PCI loans during the nine months ended September 30, 2017 and 2016:

	Carrying Amount	Accretable Yield
	(in thousands)
Balance at January 1, 2017	$8,892	$(5,677)
Accretion	501	501
Payments received	(1,770)	—
Disposal/transfer to OREO	110	—
Change in expected cash flows, net	—	(306)
Loan loss (provision) income	177	—
Balance at September 30, 2017	$7,910	$(5,482)

Balance at January 1, 2016	$14,573	$(5,944)
Accretion	933	933
Payments received	(6,408)	—
Disposal/transfer to OREO	1,143	—
Change in expected cash flows, net	—	(900)
Loan loss (provision) income	(234)	—
Balance at September 30, 2016	$10,007	$(5,911)

As of September 30, 2017 and December 31, 2016, pass/pass-watch, special mention and classified PCI loans, disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total	Allowance	Total
	(in thousands)
September 30, 2017
Real estate loans	$1,257	$357	$6,996	$8,610	$752	$7,858
Commercial and industrial loans	—	—	51	51	41	10
Consumer loans	—	—	43	43	1	42
Total PCI loans	$1,257	$357	$7,090	$8,704	$794	$7,910

December 31, 2016
Real estate loans	$1,153	$1,180	$7,344	$9,677	$922	$8,755
Commercial and industrial loans	—	—	136	136	41	95
Consumer loans	—	—	50	50	8	42
Total PCI loans	$1,153	$1,180	$7,530	$9,863	$971	$8,892

Loans accounted for as PCI are generally considered accruing and performing loans as the accretable discount is accreted to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans are classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of September 30, 2017 and December 31, 2016, we had no PCI loans on nonaccrual status.

The following table presents a summary of the borrowers' underlying payment status of PCI loans as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Allowance Amount	Total
	(in thousands)
September 30, 2017
Real estate loans	$689	$—	$579	$1,268	$7,342	$8,610	$752	$7,858
Commercial and industrial loans	—	—	5	5	46	51	41	10
Consumer loans	—	—	—	—	43	43	1	42
Total PCI loans	$689	$—	$584	$1,273	$7,431	$8,704	$794	$7,910

December 31, 2016
Real estate loans	$975	$—	$361	$1,336	$8,341	$9,677	$922	$8,755
Commercial and industrial loans	—	—	6	6	130	136	41	95
Consumer loans	—	—	50	50	—	50	8	42
Total PCI loans	$975	$—	$417	$1,392	$8,471	$9,863	$971	$8,892

Below is a summary of PCI loans as of September 30, 2017 and December 31, 2016:

	Pooled PCI Loans				Non-pooled PCI Loans
	Number of Loans	Number of Pools	Carrying Amount (in thousands)	Percentage of Total	Number of Loans	Carrying Amount (in thousands)	Percentage of Total	Total PCI Loans (in thousands)
September 30, 2017
Real estate loans:
Commercial property	41	6	$6,788	88.7%	1	$864	11.3%	$7,652
Residential property	—	—	—	—%	1	958	100.0%	$958
Total real estate loans	41	6	6,788	78.8%	2	1,822	21.2%	8,610
Commercial and industrial loans	3	3	51	100.0%	—	—	—%	51
Consumer loans	1	1	4	9.3%	1	39	90.4%	43
Total acquired loans	45	10	6,843	78.6%	3	1,861	21.4%	8,704
Allowance for loan losses			(378)			(416)		(794)
Total carrying amount			$6,465			$1,445		$7,910

	Pooled PCI Loans				Non-pooled PCI Loans
	Number of Loans	Number of Pools	Carrying Amount (in thousands)	Percentage of Total	Number of Loans	Carrying Amount (in thousands)	Percentage of Total	Total PCI Loans (in thousands)
December 31, 2016
Real estate loans:
Commercial property	45	6	$7,780	89.4%	1	$921	10.6%	$8,701
Residential property	—	—	—	—%	2	976	100.0%	$976
Total real estate loans	45	6	7,780	80.4%	3	1,897	19.6%	9,677
Commercial and industrial loans	6	3	136	100.0%	—	—	—%	136
Consumer loans	1	1	50	100.0%	—	—	—%	50
Total acquired loans	52	10	7,966	80.8%	3	1,897	19.2%	9,863
Allowance for loan losses			(617)			(354)		(971)
Total carrying amount			$7,349			$1,543		$8,892

Note 4 — Servicing Assets and Liabilities

The changes in servicing assets and liabilities for the nine months ended September 30, 2017 and 2016 were as follows:

	2017	2016
	(in thousands)
Servicing assets:
Balance at beginning of period	$10,564	$11,744
Addition related to sale of SBA loans	1,949	1,452
Amortization	(2,415)	(2,363)
Reversal of allowance	330	—
Balance at end of period	$10,428	$10,833

Servicing liabilities:
Balance at beginning of period	$3,143	$4,784
Amortization	(706)	(1,358)
Reversal of allowance	(67)	—
Balance at end of period	$2,370	$3,426

At September 30, 2017 and 2016, we serviced loans sold to unaffiliated parties in the amounts of $482.0 million and $485.1 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.2 million for each of the three-month periods ended September 30, 2017 and 2016, and $3.5 million and $3.6 million for the nine months ended September 30, 2017 and 2016, respectively. Servicing fee income, net of the amortization of servicing assets and liabilities, is included in other operating income in the consolidated statements of income. Net amortization expense was $624,000 and $598,000 for the three months ended September 30, 2017 and 2016, respectively, and $1.7 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 5 — Income Taxes

The Company’s income tax expense was $9.9 million and $8.2 million for the three months ended September 30, 2017 and 2016, respectively. The effective income tax rate was 39.9 percent and 38.6 percent for the three months ended September 30, 2017 and 2016, respectively. The Company’s income tax expense was $27.6 million and $23.3 million for the nine months ended September 30, 2017 and 2016, respectively. The effective income tax rate was 39.0 percent and 35.6 percent for the nine months ended September 30, 2017 and 2016, respectively. Income tax expense for the nine months ended September 30, 2016 includes a $1.8 million tax benefit recorded as a result of finalization of the Company's 2014 amended income tax returns.

Management concluded that as of September 30, 2017 and December 31, 2016, a valuation allowance of $1.0 million was appropriate against certain state net operating losses.
The Company is subject to examination by various federal and state tax authorities for the years ended December 31, 2008 through 2016. As of September 30, 2017, the Company was subject to audit or examination by Internal Revenue Service for the 2014 tax year and California Franchise Tax Board for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements as a result of these audits or examinations.

Note 6 — Debt

FHLB Borrowings

The Bank had $110.0 million and $315.0 million in advances (borrowings) from the FHLB as of September 30, 2017 and December 31, 2016, respectively. The FHLB advances were all overnight borrowings at September 30, 2017 and December 31, 2016. For the three months ended September 30, 2017 and 2016, interest expense on FHLB advances was $198,000 and $179,000, respectively, and the weighted-average interest rate was 1.16 percent and 0.47 percent, respectively. For the nine months ended September 30, 2017 and 2016, interest expense on FHLB advances was $714,000 and $673,000, respectively, and the weighted-average interest rate was 0.80 percent and 0.44 percent, respectively.

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $1.1 billion of loans pledged as collateral with the FHLB, which provides $808.9 million in borrowing capacity, of which $698.9 million remained available at September 30, 2017.

The Bank also has securities with market values of $9.3 million pledged with the FRB, which provides $9.2 million in available borrowing capacity through the Fed Discount Window. There were no outstanding borrowings with the FRB as of September 30, 2017 and December 31, 2016.

Subordinated Debentures
The Company issued Fixed-to-Floating Subordinated Notes (“Notes”) of $100 million on March 21, 2017, with a final maturity on March 30, 2027.  The Notes will bear interest at an initial fixed rate of 5.45% per annum, payable semi-monthly on March 30 and September 30 of each year, commencing September 30, 2017.  From and including March 30, 2022 and thereafter, the Notes will bear interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.315% payable quarterly. If the then current three-month LIBOR is less than zero, three-month LIBOR will be deemed to be zero. Debt issuance cost was $2.3 million, which is being amortized through the Note's maturity date. At September 30, 2017, the balance of Notes included in the Company's consolidated balance sheet, net of debt issuance cost, was $97.9 million. The amortization of debt issuance cost was $43,000 and $90,000 for the three and nine months ended September 30, 2017, respectively.
The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of the acquisition of CBI with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures' maturity date of March 15, 2036. CBI formed a trust in 2005 and issued $26.0 million of Trust Preferred Securities (“TPS”) at 6.26 percent fixed rate for the first five years and a variable rate at the 3 month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At September 30, 2017 and December 31, 2016, the balance of Subordinated Debentures included in the Company's consolidated balance sheets, net of discount of $7.6 million and $7.8 million, was $19.2 million and $19.0 million, respectively. The amortization of discount was $85,000 and $67,000 for the three months ended September 30, 2017, and 2016, respectively, and $243,000 and $185,000 for the nine months ended September 30, 2017, and 2016, respectively.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except for share and per share data)
Basic EPS:
Net income	$14,923	$13,121	$43,162	$42,073
Less: income allocated to unvested restricted shares	93	81	270	258
Income allocated to common shares	$14,830	$13,040	$42,892	$41,815
Weighted-average shares for basic EPS	32,095,286	31,912,470	32,058,705	31,880,466
Basic EPS	$0.46	$0.41	$1.34	$1.31

Effect of dilutive securities - options and unvested restricted stock	160,528	175,763	171,614	150,829

Diluted EPS:
Income allocated to common shares	$14,830	$13,040	$42,892	$41,815
Weighted-average shares for diluted EPS	32,255,814	32,088,233	32,230,319	32,031,295
Diluted EPS	$0.46	$0.41	$1.33	$1.31

There were no stock options with an anti-dilutive effect for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2016, 12,034 and 74,389 stock options, respectively, were not included in the computation of diluted EPS because their effect was anti-dilutive.

Note 8 – Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income for the three months ended September 30, 2017 and 2016 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Tax Benefit (Expense)	Total
	(in thousands)
September 30, 2017
Balance at beginning of period	$235	$(98)	$137
Other comprehensive income before reclassification	529	(109)	420
Reclassification from accumulated other comprehensive income	(267)	—	(267)
Period change	262	(109)	153
Balance at end of period	$497	$(207)	$290

September 30, 2016
Balance at beginning of period	$13,816	$(4,695)	$9,121
Other comprehensive income before reclassification	(2,629)	1,109	(1,520)
Reclassification from accumulated other comprehensive income	(46)	—	(46)
Period change	(2,675)	1,109	(1,566)
Balance at end of period	$11,141	$(3,586)	$7,555

For the three months ended September 30, 2017, there was a $267,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $267,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized gains of $227,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period.

For the three months ended September 30, 2016, there was a $46,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $46,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized gains of $321,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period.

Activity in accumulated other comprehensive income for the nine months ended September 30, 2017 and 2016 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Interest-Only Strip	Tax Benefit (Expense)	Total
	(in thousands)
September 30, 2017
Balance at beginning of period	$(4,089)	$—	$1,695	$(2,394)
Other comprehensive income before reclassification	6,059	—	(1,902)	4,157
Reclassification from accumulated other comprehensive income	(1,473)	—	—	(1,473)
Period change	4,586	—	(1,902)	2,684
Balance at end of period	$497	$—	$(207)	$290

September 30, 2016
Balance at beginning of period	$(2,331)	$9	$2,007	$(315)
Other comprehensive income before reclassification	13,518	(9)	(5,593)	7,916
Reclassification from accumulated other comprehensive income	(46)	—	—	(46)
Period change	13,472	(9)	(5,593)	7,870
Balance at end of period	$11,141	$—	$(3,586)	$7,555

For the nine months ended September 30, 2017, there was a $1.5 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $1.5 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized gains of $971,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period.

For the nine months ended September 30, 2016, there was a $46,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $46,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized gains of $314,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period.

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

In addition, a new capital conservation buffer of 2.5% began to be phased in effective January 1, 2016 through January 1, 2019, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. In January 2016, the new capital conservation buffer requirement was 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. The Company and the Bank's capital conservation buffer was 6.56% and 7.32%, respectively, as of September 30, 2017, and 5.86% and 5.64%, respectively, as of December 31, 2016.

The capital ratios of Hanmi Financial and the Bank as of September 30, 2017 and December 31, 2016 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2017
Total capital (to risk-weighted assets):
Hanmi Financial	$677,024	15.58%	$347,757	8.00%	N/A	N/A
Hanmi Bank	$666,298	15.32%	$347,949	8.00%	$434,936	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$545,698	12.56%	$260,818	6.00%	N/A	N/A
Hanmi Bank	$632,891	14.55%	$260,962	6.00%	$347,949	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$530,347	12.20%	$195,613	4.50%	N/A	N/A
Hanmi Bank	$632,891	14.55%	$195,721	4.50%	$282,709	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$545,698	10.92%	$199,818	4.00%	N/A	N/A
Hanmi Bank	$632,891	12.66%	$199,897	4.00%	$249,871	5.00%

December 31, 2016
Total capital (to risk-weighted assets):
Hanmi Financial	$554,089	13.86%	$319,901	8.00%	N/A	N/A
Hanmi Bank	$544,759	13.64%	$319,520	8.00%	$399,399	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$520,477	13.02%	$239,926	6.00%	N/A	N/A
Hanmi Bank	$511,146	12.80%	$239,640	6.00%	$319,520	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$509,239	12.73%	$179,944	4.50%	N/A	N/A
Hanmi Bank	$511,146	12.80%	$179,730	4.50%	$259,610	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$520,477	11.53%	$180,581	4.00%	N/A	N/A
Hanmi Bank	$511,146	11.33%	$180,411	4.00%	$225,514	5.00%

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

Loans held for sale - Loans held for sale are all SBA loans and carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At September 30, 2017, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2017 and December 31, 2016, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(in thousands)
September 30, 2017
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$309,750	$—	$309,750
Collateralized mortgage obligations	—	106,124	—	106,124
U.S. government agency securities	—	7,457	—	7,457
SBA loan pools securities	—	3,896	—	3,896
Municipal bonds-tax exempt	—	148,524	—	148,524
U.S. treasury securities	153	—	—	153
Mutual funds	22,536	—	—	22,536
Total securities available for sale	$22,689	$575,751	$—	$598,440

December 31, 2016
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$229,630	$—	$229,630
Collateralized mortgage obligations	—	76,451	—	76,451
U.S. government agency securities	—	7,441	—	7,441
SBA loan pools securities	—	4,146	—	4,146
Municipal bonds-tax exempt	—	158,030	—	158,030
Municipal bonds-taxable	—	13,701	—	13,701
Corporate bonds	—	5,015	—	5,015
U.S. treasury securities	156	—	—	156
Mutual funds	22,394	—	—	22,394
Total securities available for sale	$22,550	$494,414	$—	$516,964

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of September 30, 2017 and December 31, 2016, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Nine Months Ended September 30, 2017
	(in thousands)
September 30, 2017
Assets:
Impaired loans (excluding PCI loans) (1)	$—	$4,920	$2,269	$149
OREO (2)	—	1,946	—	—

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Twelve Months Ended December 31, 2016
	(in thousands)
December 31, 2016
Assets:
Impaired loans (excluding PCI loans) (3)	$—	$15,257	$6,767	$868
OREO (4)	—	7,484	—	—

(1)	Consist of real estate loans of $4.9 million and commercial and industrial loans of $2.3 million.

(2)	Consist of properties obtained from the foreclosure of commercial property loans of $237,000 and residential property loans of $1.7 million.

(3)	Consist of real estate loans of $17.8 million, commercial and industrial loans of $3.8 million, and consumer loans of $419,000.

(4)	Consist of properties obtained from the foreclosure of commercial property loans of $5.4 million and residential property loans of $2.1 million.

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

The estimated fair values of financial instruments were as follows:

	September 30, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	138,139	138,139	—	—
Securities available for sale	598,440	22,689	575,751	—
Loans and leases receivable, net of allowance for loan and lease losses	4,162,863	—	—	4,124,666
Loans held for sale	6,469	—	6,469	—
Accrued interest receivable	12,098	12,098	—	—
FHLB stock	16,385	—	16,385	—
Financial liabilities:
Noninterest-bearing deposits	1,293,538	—	1,293,538	—
Interest-bearing deposits	3,005,472	—	—	2,956,667
Borrowings	227,140	—	—	227,140
Accrued interest payable	4,071	4,071	—	—
Off-balance sheet items:
Commitments to extend credit	301,049	—	—	301,049
Standby letters of credit	19,521	—	—	19,521
Commercial letters of credit	6,833	—	—	6,833

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$147,235	$147,235	$—	$—
Securities available for sale	516,964	22,550	494,414	—
Loans and leases receivable, net of allowance for loan and lease losses	3,812,340	—	—	3,789,579
Loans held for sale	9,316	—	9,316	—
Accrued interest receivable	10,987	10,987	—	—
FHLB stock	16,385	—	16,385	—
Financial liabilities:
Noninterest-bearing deposits	1,203,240	—	1,203,240	—
Interest-bearing deposits	2,606,497	—	—	2,541,929
Borrowings	333,978	—	—	333,978
Accrued interest payable	2,567	2,567	—	—
Off-balance sheet items:
Commitments to extend credit	310,987	—	—	310,987
Standby letters of credit	15,669	—	—	15,669
Commercial letters of credit	4,215	—	—	4,215

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

Loans held for sale - Loans held for sale are carried at the lower of aggregate cost or fair market value, as determined based upon quotes, bids or sales contract prices, or as may be assessed based upon the fair value of the collateral which is obtained from recent real estate appraisals (Level 2). Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in Level 3 classification of the inputs for determining fair value.
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

Note 11 — Share-Based Compensation

Share-Based Compensation Expense

For the three months ended September 30, 2017 and 2016, share-based compensation expenses were $709,000 and $787,000, respectively, and net tax benefits recognized from stock option and restricted stock awards were $291,000 and $313,000, respectively. For the nine months ended September 30, 2017 and 2016, share-based compensation expenses were $2.1 million and $2.3 million, respectively, and net tax benefits recognized from stock option exercises and vested restricted stock awards were $666,000 and $182,000, respectively.

The Company adopted Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation, during the three months ended March 30, 2016. Adoption of this ASU did not have a material impact on the Company's financial statements. As a result of adoption of this ASU, excess tax benefits related to the Company's share-based compensation were recognized as income tax expense in the consolidated statement of income during the nine months ended September 30, 2017 and 2016.

Unrecognized Share-Based Compensation Expense

As of September 30, 2017, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)
Stock option awards	$19	0.9 years
Restricted stock awards	4,751	2.3 years
Total unrecognized share-based compensation expense	$4,770	2.3 years

Stock Option Awards

The table below provides stock option information for the three months ended September 30, 2017:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
				(in thousands)
Options outstanding at beginning of period	376,401	$17.68	6.3 years	$4,168	(1)
Options exercised	(10,625)	$12.21	4.5 years	—
Options outstanding at end of period	365,776	$17.84	6.1 years	$4,797	(2)

Options exercisable at end of period	348,105	$17.62	6.1 years	$4,641	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $28.45 as of June 30, 2017, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $30.95 as of September 30, 2017, over the exercise price, multiplied by the number of options.

The table below provides stock option information for the nine months ended September 30, 2017:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
				(in thousands)
Options outstanding at beginning of period	387,901	$17.49	6.8 years	$6,752	(1)
Options exercised	(22,125)	$12.19	4.5 years	—
Options outstanding at end of period	365,776	$17.84	6.1 years	$4,797	(2)

Options exercisable at end of period	348,105	$17.62	6.1 years	$4,641	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $34.90 as of December 31, 2016, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $30.95 as of September 30, 2017, over the exercise price, multiplied by the number of options.

There were 10,625 and 2,375 stock options exercised during the three months ended September 30, 2017 and 2016, respectively. There were 22,125 and 42,584 stock options exercised during the nine months ended September 30, 2017 and 2016, respectively.

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

The table below provides information for restricted stock awards for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	305,951	$20.21	343,958	$16.60
Restricted stock granted	13,173	28.79	104,179	31.04
Restricted stock vested	(2,666)	20.52	(122,010)	18.12
Restricted stock forfeited	(3,667)	28.60	(13,336)	24.73
Restricted stock at end of period	312,791	20.47	312,791	20.47

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

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
Commitments to extend credit	$301,049	$310,987
Standby letters of credit	19,521	15,669
Commercial letters of credit	6,833	4,215
Total undisbursed loan commitments	$327,403	$330,871

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$1,135	$1,475	$1,184	$986
Provision (income)	(220)	16	(269)	505
Balance at end of period	$915	$1,491	$915	$1,491

Note 13 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q for the period ended September 30, 2017, or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of September 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2017. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended September 30, 2017 (this “Report”).

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

Selected Financial Data

The following table sets forth certain selected financial data for the periods indicated:

	As of or for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands, except per share data)
Summary balance sheets:
Cash and due from banks	$138,139	$130,197	$138,139	$130,197
Securities	598,440	548,961	598,440	548,961
Loans and leases receivable, net (1)	4,162,863	3,513,687	4,162,863	3,513,687
Assets	5,111,396	4,402,180	5,111,396	4,402,180
Deposits	4,299,010	3,771,207	4,299,010	3,771,207
Liabilities	4,552,149	3,870,982	4,552,149	3,870,982
Stockholders’ equity	559,247	531,198	559,247	531,198
Tangible equity	546,619	529,742	546,619	529,742
Average loans and leases receivable (1)	4,092,131	3,447,428	3,976,021	3,333,419
Average securities	611,538	589,832	574,801	643,125
Average interest-earning assets	4,759,035	4,130,145	4,608,870	4,045,480
Average assets	5,027,704	4,397,703	4,881,527	4,315,062
Average deposits	4,260,349	3,669,419	4,101,640	3,544,389
Average borrowings	185,000	171,779	207,340	222,889
Average interest-bearing liabilities	3,187,395	2,651,505	3,084,094	2,600,851
Average stockholders’ equity	551,763	528,581	543,503	515,403
Average tangible equity	539,087	527,072	530,740	513,813
Per share data:
Earnings per share – basic (2)	$0.46	$0.41	$1.34	$1.31
Earnings per share – diluted (2)	$0.46	$0.41	$1.33	$1.31
Book value per share (3)	$17.25	$16.47	$17.25	$16.47
Tangible book value per share (4)	$16.86	$16.42	$16.86	$16.42
Cash dividends per share	$0.21	$0.19	$0.59	$0.47
Common shares outstanding	32,413,082	32,252,774	32,413,082	32,252,774
Performance ratios:
Return on average assets (5) (6)	1.18%	1.19%	1.18%	1.30%
Return on average stockholders’ equity (5) (7)	10.73%	9.88%	10.62%	10.90%
Return on average tangible equity (5) (8)	10.98%	9.90%	10.87%	10.94%
Net interest margin (9)	3.79%	3.86%	3.83%	3.95%
Net interest margin excluding acquisition accounting (9)	3.76%	3.75%	3.79%	3.76%
Efficiency ratio (10)	53.33%	58.72%	54.32%	57.47%
Dividend payout ratio (11)	45.45%	46.50%	53.66%	35.83%
Average stockholders’ equity to average assets	10.97%	12.02%	11.13%	11.94%

Capital ratios (15):
Total risk-based capital:
Hanmi Financial	15.58%	14.99%	15.58%	14.99%
Hanmi Bank	15.32%	14.61%	15.32%	14.61%
Tier 1 risk-based capital:
Hanmi Financial	12.56%	13.89%	12.56%	13.89%
Hanmi Bank	14.55%	13.50%	14.55%	13.50%
Common equity Tier 1 capital:
Hanmi Financial	12.20%	13.73%	12.20%	13.73%
Hanmi Bank	14.55%	13.50%	14.55%	13.50%
Tier 1 leverage:
Hanmi Financial	10.92%	11.68%	10.92%	11.68%
Hanmi Bank	12.66%	11.36%	12.66%	11.36%
Asset quality ratios:
Nonperforming Non-PCI loans and leases to loans and leases (12)	0.35%	0.31%	0.35%	0.31%
Nonperforming assets to assets (13)	0.32%	0.50%	0.32%	0.50%
Net loan and lease charge-offs (recoveries) to average loans and leases	0.15%	(0.08)%	—%	(0.02)%
Allowance for loan lease losses to loans and leases	0.77%	1.10%	0.77%	1.10%
Allowance for loan and lease losses to non-performing loans and leases (12) (14)	217.74%	305.43%	217.74%	305.43%
Acquired loans:
PCI loans, net of discounts	$8,704	$15,540	$8,704	$15,540
Allowance for loan losses on PCI loans	794	5,533	794	5,533
Non-PCI loans, net of discounts	91,013	108,434	91,013	108,434
Unamortized acquisition discounts on Non-PCI loans	4,999	7,087	4,999	7,087

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

Tangible equity is calculated by subtracting goodwill created from acquisition of the Commercial Equipment Leasing Division and core deposit intangible from stockholders’ equity. Banking and financial institution regulators also exclude goodwill and core deposit intangible from stockholders’ equity when assessing the capital adequacy of a financial institution. Core loan and lease interest income and yield are calculated by subtracting accretion of discount on purchased loans. Net interest income and net interest margin are calculated by adjusting the reported amounts and rates for the impact of the CBI acquisition, including accretion of discount on purchased loans, accretion of time deposit premium and amortization of subordinated debentures discount.

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

Tangible Assets, Tangible Stockholders’ Equity and Tangible Book Value Per Share

The following table reconciles these non-GAAP performance measures to the most comparable GAAP performance measures as of the dates indicated:

	September 30,
	2017	2016
	(in thousands, except per share data)
Total assets	$5,111,396	$4,402,180
Less goodwill	(11,031)	—
Less other intangible assets, net	(1,597)	(1,456)
Tangible assets	$5,098,768	$4,400,724

Total stockholders’ equity	$559,247	$531,198
Less goodwill	(11,031)	—
Less other intangible assets, net	(1,597)	(1,456)
Tangible stockholders' equity	$546,619	$529,742

Book value per share	$17.25	$16.47
Effect of goodwill	(0.34)	—
Effect of other intangible assets	(0.05)	(0.05)
Tangible book value per share	$16.86	$16.42

Core Loan and Lease Yield and Net Interest Margin
The impact of acquisition accounting adjustments on core loan and lease interest income and yield and net interest margin are summarized in the following table:

	Three Months Ended
	September 30, 2017		September 30, 2016
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Core loan and lease interest income and yield	$49,924	4.84%	$40,476	4.63%
Accretion of discount on purchased loans	341	0.03%	674	0.08%
As reported	$50,265	4.87%	$41,150	4.71%

Net interest income and net interest margin excluding acquisition accounting (1)	$45,048	3.76%	$38,874	3.75%
Accretion of discount on Non-PCI loans and leases	303	0.03%	648	0.06%
Accretion of discount on PCI loans and leases	38	—%	26	—%
Accretion of time deposits premium	116	0.01%	610	0.06%
Amortization of subordinated debentures discount	(85)	(0.01)%	(67)	(0.01)%
Net impact	372	0.03%	1,217	0.11%
As reported on a fully taxable equivalent basis	$45,420	3.79%	$40,091	3.86%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

	Nine Months Ended
	September 30, 2017		September 30, 2016
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Core loan and lease interest income and yield	$142,183	4.78%	$117,066	4.69%
Accretion of discount on purchased loans	1,431	0.05%	3,796	0.15%
As reported	$143,614	4.83%	$120,862	4.84%

Net interest income and net interest margin excluding acquisition accounting (1)	$130,409	3.79%	$113,710	3.76%
Accretion of discount on Non-PCI loans and leases	1,287	0.04%	3,396	0.11%
Accretion of discount on PCI loans and leases	144	—%	400	0.01%
Accretion of time deposits premium	358	0.01%	2,343	0.08%
Amortization of subordinated debentures discount	(243)	(0.01)%	(185)	(0.01)%
Net impact	1,546	0.04%	5,954	0.19%
As reported on a fully taxable equivalent basis	$131,955	3.83%	$119,664	3.95%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Executive Overview

For the three months ended September 30, 2017, net income was $14.9 million, or $0.46 per diluted share, compared with $13.1 million, or $0.41 per diluted share, for the three months ended September 30, 2016. Net income for the third quarter of 2017 increased 13.7%, or $1.8 million. Income before the provision for income taxes for the third quarter of 2017 increased 16.1%, or $3.4 million principally because of the 13.5%, or $5.3 million, increase in net interest income driven by an increase in loans and leases receivable. The increase in net interest income however was partially offset by an increase in the loan and lease loss provision of $1.7 million and a $0.3 million increase in non-interest expenses.

For the nine months ended September 30, 2017, net income was $43.2 million, or $1.33 per diluted share, compared with $42.1 million, or $1.31 per diluted share, for the nine months ended September 30, 2016. Net income for the first nine months of 2017 increased 2.6%, or $1.1 million. Income before the provision for income taxes for the first nine months of 2017 increased 8.2%, or $5.4 million, principally because of the 10.4%, or $12.3 million, increase in net interest income driven by an increase in loans and leases receivable. The increase in net interest income however was partially offset by an increase in the loan and lease loss provision of $5.1 million and a $2.6 million increase in non-interest expenses.
Other financial highlights include the following:

•
Loans and leases receivable, before the allowance for loan and lease losses, were $4.20 billion at the end of the third quarter of 2017, up $350.6 million, or 9.1 percent, from $3.84 billion at the end of 2016.

•	Deposits at September 30, 2017 were $4.30 billion, an increase of $89.3 million, or 12.8 percent, from $3.81 billion at the end of 2016.

•	Non-performing assets were $16.5 million, or 0.32 percent of assets, at the end of the third quarter of 2017 compared with $18.9 million, or 0.40 percent of total assets at the end of 2016.

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

	Three Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases receivable (1)	$4,092,131	$50,265	4.87%	$3,477,428	$41,150	4.71%
Securities (2)	611,538	3,683	2.41%	589,832	3,210	2.18%
FRB and FHLB stock	16,385	286	6.93%	19,207	419	8.73%
Interest-bearing deposits in other banks	38,981	123	1.25%	43,678	55	0.50%
Total interest-earning assets	4,759,035	54,357	4.53%	4,130,145	44,834	4.32%
Noninterest-earning assets:
Cash and due from banks	114,108			116,779
Allowance for loan and lease losses	(34,252)			(40,214)
Other assets	188,813			190,993
Total assets	$5,027,704			$4,397,703
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$90,720	$18	0.08%	$93,852	$19	0.08%
Money market and savings	1,526,951	3,311	0.86%	1,141,747	1,834	0.64%
Time deposits	1,384,724	3,742	1.07%	1,244,127	2,505	0.80%
Total interest-bearing deposits	3,002,395	7,071	0.93%	2,479,726	4,358	0.70%
FHLB advances	67,935	198	1.16%	152,935	179	0.47%
Subordinated debentures	117,065	1,667	5.68%	18,844	206	4.35%
Total interest-bearing liabilities	3,187,395	8,936	1.11%	2,651,505	4,743	0.71%
Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,257,954			1,189,693
Other liabilities	30,592			27,924
Stockholders’ equity	551,763			528,581
Total liabilities and stockholders’ equity	$5,027,704			$4,397,703
Net interest income (taxable equivalent)		$45,421			$40,091
Cost of deposits (3)			0.66%			0.47%
Net interest spread (4)			3.42%			3.61%
Net interest margin (5)			3.79%			3.86%

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

	Three Months Ended
	September 30, 2017 vs. September 30, 2016
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans and leases receivable	$7,646	$1,469	$9,115
Securities	122	351	473
FRB and FHLB stock	(55)	(78)	(133)
Interest-bearing deposits in other banks	(7)	75	68
Total interest and dividend income	$7,706	$1,817	$9,523
Interest expense:
Demand: interest-bearing	$(1)	$—	$(1)
Money market and savings	732	745	1,477
Time deposits	310	927	1,237
FHLB advances	(140)	159	19
Subordinated debentures	1,380	81	1,461
Total interest expense	$2,281	$1,912	$4,193
Change in net interest income (taxable equivalent)	$5,425	$(95)	$5,330

Interest income, on a taxable equivalent basis, increased $9.5 million, or 21.2 percent, to $54.4 million for the three months ended September 30, 2017 from $44.8 million for the same period in 2016. Interest expense increased $4.2 million, or 88.4 percent, to $8.9 million for the three months ended September 30, 2017 from $4.7 million for the same period in 2016. For the three months ended September 30, 2017 and 2016, net interest income, on a taxable equivalent basis, was $45.4 million and $40.1 million, respectively. The increase in net interest income was primarily attributable to the 17.7 percent growth in average loans and leases and the change in the mix of interest earning assets with average loans and leases at 86.0 percent of average interest-earning assets for the third quarter of 2017, up from 84.2 percent for the third quarter of 2016, offset by higher rates paid on interest-bearing deposit and increases in other borrowings balances and rates. The net interest spread and net interest margin, on a taxable equivalent basis, for the three months ended September 30, 2017 were 3.42 percent and 3.79 percent, respectively, compared with 3.61 percent and 3.86 percent, respectively, for the same period in 2016. Excluding the effects of acquisition accounting adjustments, net interest margin was 3.76 percent and 3.75 percent for the three months ended September 30, 2017 and 2016, respectively.

Average loans and leases increased $614.7 million, or 17.7 percent, to $4.10 billion for the three months ended September 30, 2017 from $3.48 billion for the same period in 2016. Average securities increased $21.7 million, or 3.7 percent, to $611.5 million for the three months ended September 30, 2017 from $589.8 million for the same period in 2016. Average interest-earning assets increased $628.9 million, or 15.2 percent, to $4.76 billion for the three months ended September 30, 2017 from $4.13 billion for the same period in 2016. The increase in average loans and leases was due mainly to new loan production and the commencement of the Commercial Equipment Leasing Division in the fourth quarter of 2016. Average interest-bearing liabilities increased $535.9 million, or 20.2 percent, to $3.19 billion for the three months ended September 30, 2017, compared with $2.65 billion for the same period in 2016. The increase in average interest-bearing liabilities resulted primarily from an increase in money market and savings deposits, time deposits and the $100 million of subordinated debt issued in the first quarter of 2017. In addition, average noninterest-bearing demand deposits increased $68.3 million, or 5.7 percent, to $1.26 billion for the third quarter of 2017 from $1.19 billion in the same period in 2016.

The average yield on loans and leases increased to 4.87 percent for the three months ended September 30, 2017 from 4.71 percent for the same period in 2016, primarily due to new loan production and the commencement of the Commercial Equipment Leasing Division in the fourth quarter of 2016. The average yield on securities, on a taxable equivalent basis, increased to 2.41 percent for the three months ended September 30, 2017 from 2.18 percent for the same period in 2016, attributable primarily to purchasing higher yielding U.S. Government agency mortgage-backed securities. The average yield on interest-earning assets, on a taxable equivalent basis, increased 21 basis points to 4.53 percent for the three months ended September 30, 2017 from 4.32 percent for the same period in 2016, due mainly to the higher percentage of loans in the mix of interest-earning assets. The average cost of interest-bearing liabilities increased by 40 basis points to 1.11 percent for the three months ended September 30, 2017 from 0.71 percent for the same period in 2016.

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

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases receivable (1)	$3,976,021	$143,614	4.83%	$3,333,419	$120,862	4.84%
Securities (2)	574,801	10,153	2.36%	643,125	10,136	2.10%
FRB and FHLB stock	16,385	943	7.69%	26,809	1,540	7.66%
Interest-bearing deposits in other banks	41,663	323	1.04%	42,127	152	0.48%
Total interest-earning assets	4,608,870	155,033	4.50%	4,045,480	132,690	4.38%
Noninterest-earning assets:
Cash and due from banks	116,206			115,235
Allowance for loan and lease losses	(33,550)			(41,401)
Other assets	190,001			195,748
Total assets	$4,881,527			$4,315,062
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$94,040	$56	0.08%	$95,264	$56	0.08%
Money market and savings	1,489,302	9,200	0.83%	996,578	4,130	0.55%
Time deposits	1,293,412	9,431	0.97%	1,286,120	7,583	0.79%
Total interest-bearing deposits	2,876,754	18,687	0.87%	2,377,962	11,769	0.66%
FHLB advances	118,736	714	0.80%	204,106	673	0.44%
Subordinated debentures	88,604	3,677	5.52%	18,783	584	4.15%
Total interest-bearing liabilities	3,084,094	23,078	1.00%	2,600,851	13,026	0.67%
Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,224,886			1,166,427
Other liabilities	29,044			32,381
Stockholders’ equity	543,503			515,403
Total liabilities and stockholders’ equity	$4,881,527			$4,315,062
Net interest income (taxable equivalent)		$131,955			$119,664
Cost of deposits (3)			0.61%			0.44%
Net interest spread (4)			3.50%			3.71%
Net interest margin (5)			3.83%			3.95%

(1)	Loans and leases receivable include LHFS and exclude the allowance for loan and lease losses. Nonaccrual loans and leases are included in the average loan and lease balance.

(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Nine Months Ended
	September 30, 2017 vs. September 30, 2016
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans and leases receivable	$23,006	$(254)	$22,752
Securities	(1,152)	1,169	17
FRB and FHLB stock	(603)	6	(597)
Interest-bearing deposits in other banks	(2)	173	171
Total interest and dividend income	$21,249	$1,094	$22,343
Interest expense:
Money market and savings	$2,499	$2,571	$5,070
Time deposits	44	1,804	1,848
FHLB advances	(110)	151	41
Subordinated debentures	2,840	253	3,093
Total interest expense	$5,273	$4,779	$10,052
Change in net interest income (taxable equivalent)	$15,976	$(3,685)	$12,291

Interest income, on a taxable equivalent basis, increased $22.3 million, or 16.8 percent, to $155.0 million for the nine months ended September 30, 2017 from $132.7 million for the same period in 2016. Interest expense increased $10.1 million, or 77.2 percent, to $23.1 million for the nine months ended September 30, 2017 from $13.0 million for the same period in 2016. For the nine months ended September 30, 2017 and 2016, net interest income, on a taxable equivalent basis, was $132.0 million and $119.7 million, respectively. The increase in net interest income was primarily attributable to the 19.3 percent growth in average loans and leases and the change in the mix of interest earning assets with average loans and leases at 86.3 percent of average interest-earning assets for the first nine months of 2017, up from 82.4 percent for the same period in 2016. The net interest spread and net interest margin, on a taxable equivalent basis, for the nine months ended September 30, 2017 were 3.50 percent and 3.83 percent, respectively, compared with 3.71 percent and 3.95 percent, respectively, for the same period in 2016. Excluding the effects of acquisition accounting adjustments, net interest margin was 3.79 percent and 3.76 percent for the nine months ended September 30, 2017 and 2016, respectively.

Average loans and leases increased $642.6 million, or 19.3 percent, to $3.98 billion for the nine months ended September 30, 2017 from $3.33 billion for the same period in 2016. Average securities decreased $68.3 million, or 10.6 percent, to $574.8 million for the nine months ended September 30, 2017 from $643.1 million for the same period in 2016. Average interest-earning assets increased $563.4 million, or 13.9 percent, to $4.61 billion for the nine months ended September 30, 2017 from $4.05 billion for the same period in 2016. The increase in average loans and leases was due mainly to new loan production and the commencement of the Commercial Equipment Leasing Division in the fourth quarter of 2016. Average interest-bearing liabilities increased $483.2 million, or 18.6 percent, to $3.08 billion for the nine months ended September 30, 2017, compared with $2.60 billion for the same period in 2016. The increase in average interest-bearing liabilities resulted primarily from an increase in money market and savings deposits and the $100 million of subordinated debt issued in the first quarter of 2017. In addition, average noninterest-bearing demand deposits increased $58.5 million, or 5.0 percent, to $1.22 billion for the first nine months of 2017 from $1.17 billion in the same period in 2016.

The average yield on loans and leases decreased to 4.83 percent for the nine months ended September 30, 2017 from 4.84 percent for the same period in 2016, primarily due to a decrease in discount accretion on purchased loans. The average yield on securities, on a taxable equivalent basis, increased to 2.36 percent for the nine months ended September 30, 2017 from

2.10 percent for the same period in 2016, attributable primarily to purchasing higher yielding U.S. government agency mortgage-backed securities. The average yield on interest-earning assets, on a taxable equivalent basis, increased 12 basis points to 4.50 percent for the nine months ended September 30, 2017 from 4.38 percent for the same period in 2016, due mainly to the higher percentage of loans in the mix of interest-earning assets. The average cost of interest-bearing liabilities increased by 33 basis points to 1.00 percent for the nine months ended September 30, 2017 from 0.67 percent for the same period in 2016.

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

The provision for loan and lease losses was $0.3 million for the third quarter of 2017. For the same period in 2016, the provision for loan and lease losses was a negative $1.5 million. The charge to other noninterest expense for losses on off-balance sheet items was a negative $0.2 million for the three months ended September 30, 2017 compared to none for the same period in 2016.

The provision for loan and lease losses was $0.6 million for the first nine months of 2017, which included a negative loan loss provision of $0.2 million related to Purchased Credit Impaired loans from the 2014 acquisition. For the same period in 2016, the provision for loan and lease losses was a negative $4.5 million, which included a loan loss provision of $0.2 million related to Purchased Credit Impaired loans. The charge to other noninterest expense for losses on off-balance sheet items was a negative $0.3 million for the nine months ended September 30, 2017 compared to $0.5 million for the same period in 2016.

See also “Allowance for Loan and Lease Losses and Allowance for Off-Balance Sheet Items" for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$2,678	$2,883	$(205)	(7.1)%
Trade finance and other service charges and fees	1,133	992	141	14.2%
Other operating income	1,213	2,348	(1,135)	(48.3)%
Subtotal service charges, fees and other income	5,024	6,223	(1,199)	(19.3)%
Gain on sale of SBA loans	2,546	1,616	930	57.5%
Disposition gains on PCI loans	979	789	190	24.1%
Net gain on sales of securities	267	46	221	480.4%
Total noninterest income	$8,816	$8,674	$142	1.6%

For the three months ended September 30, 2017, noninterest income was $8.8 million, an increase of $0.1 million, or 1.6 percent, compared with $8.7 million for the same period in 2016. The increase was primarily attributable to increased gains on the sale of SBA loans and securities transactions offset by lower other operating income. Gains on SBA loan sales were $2.5 million for the third quarter of 2017, an increase of $0.9 million from the third quarter of 2016 as the volume of loan sales increased to $32.5 million from $24.1 million in the same quarter last year. Sales of securities resulted in a net gain of $267,000 for the third quarter of 2017 compared with $46,000 for the same period in 2016. Other operating income was $1.2 million for the third quarter of 2017, a decrease of $1.1 million, or 48.3%, compared with $2.3 million for the third quarter of 2016. The decrease in other operating income was due to the gain from the sale of a branch facility in the third quarter of 2016.

The following table sets forth the various components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$7,667	$8,782	$(1,115)	(12.7)%
Trade finance and other service charges and fees	3,449	3,099	350	11.3%
Other operating income	4,764	5,423	(659)	(12.2)%
Subtotal service charges, fees and other income	15,880	17,304	(1,424)	(8.2)%
Gain on sale of SBA loans	6,678	4,247	2,431	57.2%
Disposition gains on PCI loans	1,473	3,411	(1,938)	(56.8)%
Net gain on sales of securities	1,702	46	1,656	3,600.0%
Total noninterest income	$25,733	$25,008	$725	2.9%

For the nine months ended September 30, 2017, noninterest income was $25.7 million, an increase of $0.7 million, or 2.9 percent, compared with $25.0 million for the same period in 2016. The increase was primarily attributable to increased gains on the sale of SBA loans and securities transactions offset by lower gains from the resolution or disposition of PCI loans and service charges on deposit accounts. Gains on SBA loan sales were $6.7 million for the first nine months of 2017, an increase of $2.4 million from the first nine months of 2016 as the volume of loan sales increased to $84.5 million from $55.9 million in the same quarter last year. Sales of securities resulted in a net gain of $1.7 million for the first nine months of 2017 compared with $46,000 for the same period in 2016. Disposition gains on PCI loans were $1.5 million for the nine months ended September 30, 2107 compared with $3.4 million the same period in 2016.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$16,947	$15,950	$997	6.3%
Occupancy and equipment	3,883	3,917	(34)	-0.9%
Data processing	1,779	1,330	449	33.8%
Professional fees	1,210	1,090	120	11.0%
Supplies and communications	755	821	(66)	-8.0%
Advertising and promotion	1,147	1,153	(6)	-0.5%
OREO expense	(16)	73	(89)	-121.9%
Other operating expenses	2,955	4,003	(1,048)	-26.2%
Total noninterest expense	$28,660	$28,337	$323	1.1%

For the three months ended September 30, 2017, noninterest expense was $28.7 million, an increase of $0.3 million or 1.1 percent, compared with $28.3 million for the same period in 2016. The increase was due primarily to increases in salaries and employee benefits, OREO and data processing, offset by a decrease in other operating expenses. The increase in salaries and employee benefits is largely due to personnel added with the commencement of the Commercial Equipment Leasing Division and annual merit increases compared to the same period in 2016. The decrease in other operating expenses is mainly due to a $1.4 million charge for the three months ended September 30, 2016 related to the finalization of prior year FDIC loss share claims.

The following table sets forth the components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$50,674	$47,710	$2,964	6.2%
Occupancy and equipment	11,743	11,351	392	3.5%
Data processing	5,148	4,219	929	22.0%
Professional fees	3,912	4,063	(151)	-3.7%
Supplies and communications	2,135	2,266	(131)	-5.8%
Advertising and promotion	2,964	2,769	195	7.0%
OREO expense	402	721	(319)	-44.2%
Merger and integration costs (income)	(40)	—	(40)	-100.0%
Other operating expenses	7,905	9,170	(1,265)	-13.8%
Total noninterest expense	$84,843	$82,269	$2,574	3.1%

For the nine months ended September 30, 2017, noninterest expense was $84.8 million, an increase of $2.6 million or 3.1 percent, compared with $82.3 million for the same period in 2016. The increase was due primarily to increases in salaries and employee benefits, data processing and occupancy and equipment expense, offset by a decrease in other operating expense. The increase in salaries and employee benefits is largely due to personnel added with the commencement of the Commercial Equipment Leasing Division and annual merit increases compared to the same period in 2016. The decrease in other operating expenses is mainly due to a $1.4 million charge for the three months ended September 30, 2016 related to the finalization of prior year FDIC loss share claims.

Income Tax Expense

Income tax expense was $9.9 million for the three months ended September 30, 2017, compared with $8.2 million for the same period in 2016. The effective income tax rate was 39.9 percent for the three months ended September 30, 2017 and 38.6 percent for the same period in 2016.

Income tax expense was $27.6 million for the nine months ended September 30, 2017, compared with $23.3 million for the same period in 2016. The effective income tax rate was 39.0 percent for the nine months ended September 30, 2017, compared with 35.6 percent for the same period in 2016. Income tax expense for the first nine months of 2016 included a $1.8 million benefit arising from the finalization of the 2014 amended income tax returns.

Financial Condition

Securities

As of September 30, 2017, our securities portfolio was composed primarily of U.S. government agency mortgage-backed securities and collateralized mortgage obligations, as well as tax exempt municipal bonds. Most of the securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of Sepember 30, 2017 and December 31, 2016.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on securities as of the dates indicated:

	September 30, 2017			December 31, 2016
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(in thousands)
Securities available for sale:
Mortgage-backed securities (1) (2)	$310,111	$309,750	$(361)	$230,489	$229,630	$(859)
Collateralized mortgage obligations (1)	107,052	106,124	(928)	77,447	76,451	(996)
U.S. government agency securities	7,499	7,457	(42)	7,499	7,441	(58)
SBA loan pool securities	4,036	3,896	(140)	4,356	4,146	(210)
Municipal bonds-tax exempt	146,177	148,524	2,347	159,789	158,030	(1,759)
Municipal bonds-taxable	—	—	—	13,391	13,701	310
Corporate bonds	—	—	—	5,010	5,015	5
U.S. treasury securities	153	153	—	156	156	—
Mutual funds	22,916	22,536	(380)	22,916	22,394	(522)
Total securities available for sale	$597,944	$598,440	$496	$521,053	$516,964	$(4,089)

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Includes securities collateralized by home equity conversion mortgages with an estimated fair value of $8.1 million and $52.9 million as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017, securities available for sale increased 15.8 percent to $598.4 million, compared with $517.0 million as of December 31, 2016, due mainly to security purchases. As of September 30, 2017, securities available for sale had a net unrealized gain of $496,000, comprised of $3.2 million of unrealized gains and $2.7 million of unrealized losses. As of December 31, 2016, securities available for sale had a net unrealized loss of $4.1 million, comprised of $1.2 million of unrealized gains and $5.3 million of unrealized losses.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of September 30, 2017:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$23,222	1.76%	$37,312	2.01%	$92,049	2.21%	$157,528	2.28%	$310,111	2.19%
Collateralized mortgage obligations	21	—%	1,935	1.55%	17,941	1.71%	87,155	1.86%	107,052	1.83%
U.S. government agency securities	—	—%	6,000	1.35%	1,499	2.20%	—	—%	7,499	1.52%
SBA loan pool securities	—	—%	—	—%	—	—%	4,036	1.72%	4,036	1.72%
Municipal bonds-tax exempt (1)	—	—%	5,296	2.64%	85,104	3.20%	55,777	4.18%	146,177	3.55%
Municipal bonds-taxable	—	—%	—	—%	—	—%	—	—%	—	—%
Corporate bonds	—	—%	—	—%	—	—%	—	—%	—	—%
U.S. treasury securities	153	1.20%	—	—%	—	—%	—	—%	153	1.20%
Mutual funds (2)	—	—%	—	—%	—	—%	22,916	2.46%	22,916	2.46%
Total securities available for sale	$23,396	1.75%	$50,543	1.98%	$196,593	2.59%	$327,412	2.50%	$597,944	2.46%

(1)	The yield on municipal bonds has been computed on a federal tax-equivalent basis of 35 percent.

(2)	Mutual funds do not have contractual maturities. However, they are included in the table shown above as over ten years, since the Company intends to hold these securities for at least this duration.

Loans and Leases Receivable, Net
The following table shows the loan and lease portfolio composition by type as of the dates indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
Real estate loans:
Commercial property
Retail	$917,823	$859,953
Hospitality	733,226	651,158
Gas station	247,430	262,879
Other (1)	1,146,189	1,109,656
Total commercial real estate loans	3,044,668	2,883,646
Construction	64,263	55,962
Residential property	430,627	338,767
Total real estate loans	3,539,558	3,278,375
Commercial and industrial loans:
Commercial term	170,942	138,168
Commercial lines of credit	149,937	136,231
International loans	43,577	25,821
Total commercial and industrial loans	364,456	300,220
Leases receivable	272,271	243,294
Consumer loans (2)	19,070	22,880
Loans and leases receivable	4,195,355	3,844,769
Allowance for loan and lease losses	(32,492)	(32,429)
Loans and leases receivable, net	$4,162,863	$3,812,340

(1)
Includes other property types which individually represent less than one percent of loans and leases receivable; other property types include mixed-use, apartment, office, industrial, faith-based facilities and warehouse.

(2)	Consumer loans include home equity lines of credit of $14.7 million and $17.7 million as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017 and December 31, 2016, net loans and leases receivable were $4.16 billion and $3.81 billion, respectively, representing an increase of $350.5 million, or 9.2 percent. The increase in loans and leases as of September

30, 2017 compared with December 31, 2016 was primarily attributable to new loan and lease production of $702.1 million and loan purchases of $161.3 million.

Our loan and lease portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of loans and leases outstanding:

	Balance at September 30, 2017	Percentage of Loans and Leases Outstanding

Industry	(in thousands)
Lessor of nonresidential buildings	$1,262,200	30.1%
Hospitality	$739,401	17.6%

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

Except for nonperforming loans and leases set forth below and PCI loans, we are not aware of any loans or leases as of September 30, 2017 and December 31, 2016 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present repayment terms, or any known events that would result in the receivable being designated as nonperforming at some future date. We cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of nonperforming assets (excluding PCI loans) as of the dates indicated:

	September 30, 2017	December 31, 2016	Increase (Decrease)
			Amount	Percentage
		(dollars in thousands)
Nonperforming Non-PCI loans and leases:
Real estate loans:
Commercial property
Retail	$253	$404	$(151)	-37.4%
Hospitality	5,368	5,266	102	1.9%
Gas station	742	1,025	(283)	-27.6%
Other	2,097	2,033	64	3.1%
Total commercial real estate loans	8,460	8,728	(268)	-3.1%
Residential property	621	564	57	10.1%
Commercial and industrial loans	1,165	824	341	41.4%
Leases receivable	3,378	901	2,477	274.9%
Consumer loans	934	389	545	140.1%
Total nonperforming Non-PCI loans	14,558	11,406	3,152	27.6%
Loans 90 days or more past due and still accruing	—	—	—	—
Total nonperforming Non-PCI loans and leases(1)	14,558	11,406	3,152	27.6%
OREO	1,946	7,484	(5,538)	-74.0%
Total nonperforming assets	$16,504	$18,890	$(2,386)	-12.6%

Nonperforming Non-PCI loans and leases as a percentage of Non-PCI loans and leases	0.35%	0.30%
Nonperforming assets as a percentage of assets	0.32%	0.40%
Troubled debt restructured performing Non-PCI loans and leases	$8,490	$11,146

(1)	Includes nonperforming TDRs of $7.2 million and $6.9 million as of September 30, 2017 and December 31, 2016, respectively.

Nonaccrual Non-PCI loans and leases were $14.6 million as of September 30, 2017, compared with $11.4 million as of December 31, 2016, representing an increase of $3.2 million, or 27.6 percent, primarily due to lease receivables. There were no Non-PCI loans or leases past due 90 days or more and still accruing as of September 30, 2017 and December 31, 2016. During the nine months ended September 30, 2017, $8.8 million of loans and leases were placed on nonaccrual status. These additions to nonaccrual loans and leases were partially offset by $1.1 million of nonaccrual loans and leases restored to accrual status and $2.1 million in principal payoffs and pay downs and $0.2 million in OREO transfers.

Delinquent Non-PCI loans and leases (defined as 30 to 89 days past due and still accruing) were $7.6 million as of September 30, 2017, compared with $7.4 million as of December 31, 2016.

The ratio of nonperforming Non-PCI loans and leases to Non-PCI loans and leases increased to 0.35 percent at September 30, 2017 from 0.30 percent at December 31, 2016. Of the $14.6 million nonperforming Non-PCI loans and leases, approximately $14.3 million were impaired based on the definition contained in ASC 310, Receivables, which resulted in an aggregate impairment reserve of $6.4 million as of September 30, 2017. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of September 30, 2017, OREO consisted of 6 properties with a combined carrying value of $1.9 million, as compared with 12 properties with a combined carrying value of $7.5 million as of December 31, 2016.

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

The following table provides information on impaired loans and lease (excluding PCI loans) as of the dates indicated:

	September 30, 2017		December 31, 2016
	Recorded Investment	Percentage	Recorded Investment	Percentage
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$1,475	5.4%	$1,678	6.4%
Hospitality	6,288	22.9%	6,227	23.6%
Gas station	4,260	15.5%	4,984	18.9%
Other	4,777	17.3%	6,070	23.0%
Total commercial real estate loans	16,800	61.1%	18,959	71.9%
Residential property	2,666	9.7%	2,798	10.6%
Commercial and industrial loans	3,610	13.1%	4,174	15.9%
Leases Receivable	3,378	12.3%	—	—%
Consumer loans	1,045	3.8%	419	1.6%
Total Non-PCI loans and leases	$27,499	100.0%	$26,350	100.0%

Total impaired loans and leases increased $1.1 million, or 4.4 percent, to $27.5 million as of September 30, 2017, from $26.4 million at December 31, 2016. Specific allowances associated with impaired loans and leases were $6.4 million and $4.3 million as of September 30, 2017 and December 31, 2016, respectively.

During the three months ended September 30, 2017 and 2016, interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms totaled $0.2 million and $0.2 million, respectively. Of these amounts, actual interest recognized on impaired loans and leases was $0.5 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2017 and 2016, interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms totaled $0.6 million and $0.5 million, respectively. Of these amounts, actual interest recognized on impaired loans and leases was $1.3 million and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively.

The following table provides information on TDRs (excluding PCI loans) as of the dates indicated:

	September 30, 2017			December 31, 2016
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(in thousands)
Real estate loans
Commercial property	$5,862	$5,114	$10,976	$6,195	$6,870	$13,065
Residential property	—	919	919	—	1,072	1,072
Commercial and industrial loans	475	2,346	2,821	708	3,085	3,793
Consumer loans	820	111	931	—	119	119
Total Non-PCI loans and leases	$7,157	$8,490	$15,647	$6,903	$11,146	$18,049

For the three months ended September 30, 2017, four loans were restructured and subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, reducing the amount of principal and/or interest due monthly and/or allowing for interest only monthly payments for nine months or less.

As of September 30, 2017, TDRs on accrual status were $8.5 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $0.2 million allowance relating to these loans was included in the allowance for loan and lease losses. For the TDRs on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of September 30, 2017, TDRs on nonaccrual status were $7.2 million, and a $2.0 million allowance relating to these loans was included in the allowance for loan and lease losses.

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

The Bank evaluates the allowance methodology at least annually. Beginning in the fourth quarter of 2016 through the first nine months of 2017, the Bank utilized a 24-quarter look-back period with equal weighting to all quarters. For the first nine months of 2016, the Bank utilized a 20-quarter look-back period.

To determine general reserve requirements, existing loans and leases are divided into general pools of risk-rated loans, as well as homogeneous pools. During the first nine months of 2016, existing loans were divided into fourteen general loan pools of risk-rated loans as well as three homogeneous loan pools. For the fourth quarter of 2016 through the first nine months of 2017, loans were divided into eleven general pools of risk-rated loans, as well as the three homogeneous pools. For risk-rated loans, migration analysis allocates historical losses by pool and risk grade to determine risk factors for potential loss inherent in the current outstanding portfolio. As three homogeneous pools are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific reserves are allocated for loans deemed “impaired.”

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

The following tables reflect our allocation of allowance for loan and lease losses by category as well as the receivable for each loan type:

	September 30, 2017			December 31, 2016
	Allowance Amount	Percentage	Non- PCI Loans and Leases	Allowance Amount	Percentage	Non- PCI Loans and Leases
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$3,442	10.9%	$916,236	$4,172	13.3%	$857,629
Hospitality	7,760	24.5%	731,562	9,171	29.2%	649,540
Gas station	1,136	3.6%	245,042	1,438	4.6%	260,187
Other	5,606	17.6%	1,144,176	7,448	23.7%	1,107,589
Total commercial real estate loans	17,944	56.6%	3,037,016	22,229	70.8%	2,874,945
Construction	659	2.1%	64,263	1,916	6.1%	55,962
Residential property	982	3.1%	429,669	1,067	3.4%	337,791
Total real estate loans	19,585	61.8%	3,530,948	25,212	80.3%	3,268,698
Commercial and industrial loans:
Commercial term	5,338	16.8%	170,891	3,961	12.6%	138,032
Commercial lines of credit	894	2.8%	149,937	1,297	4.1%	136,231
International loans	262	0.8%	43,577	324	1.0%	25,821
Total commercial and industrial loans	6,494	20.4%	364,405	5,582	17.7%	300,084
Leases receivable	64	0.2%	272,271	307	1.0%	243,294
Consumer loans	4,837	15.3%	19,027	191	0.6%	22,830
Unallocated	718	2.3%	—	166	0.4%	—
Total	$31,698	100.0%	$4,186,651	$31,458	100.0%	$3,834,906

	September 30, 2017			December 31, 2016
	Allowance Amount	Percentage	PCI Loans	Allowance Amount	Percentage	PCI Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$97	12.2%	$1,587	$122	12.6%	$2,324
Hospitality	132	16.6%	1,664	138	14.2%	1,618
Gas station	369	46.5%	2,388	589	60.7%	2,692
Other	8	1.0%	2,013	1	0.1%	2,067
Total commercial real estate loans	606	76.3%	7,652	850	87.6%	8,701
Residential property	146	18.4%	958	72	7.4%	976
Total real estate loans	752	94.7%	8,610	922	95.0%	9,677
Commercial and industrial loans:
Commercial term	41	5.2%	51	41	4.2%	136
Consumer loans	1	0.1%	43	8	0.8%	50
Total	$794	100.0%	$8,704	$971	100.0%	$9,863

The following tables set forth certain information regarding allowance for loan and lease losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to pool and grade as well as actual current commitment usage figures by type to existing contingent liabilities.

	As of and for the Three Months Ended
	September 30, 2017			December 31, 2016			September 30, 2016
	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total
	(dollars in thousands)
Allowance for loan and Lease losses:
Balance at beginning of period	$33,038	$720	$33,758	$33,439	$5,533	$38,972	$34,259	$5,448	$39,707
Charge-offs	(2,405)	—	(2,405)	(2,326)	(4,991)	(7,317)	(111)	(5)	(116)
Recoveries on loans previously charged off	871	—	871	623	—	623	831	—	831
Net loan (charge-offs) recoveries	(1,534)	—	(1,534)	(1,703)	(4,991)	(6,694)	720	(5)	715
Loan and lease loss provision (income)	194	74	268	(278)	429	151	(1,540)	90	(1,450)
Balance at end of period	$31,698	$794	$32,492	$31,458	$971	$32,429	$33,439	$5,533	$38,972

Allowance for off-balance sheet items:
Balance at beginning of period	$1,135	$—	$1,135	$1,491	$—	$1,491	$1,475	$—	$1,475
Provision (income)	(220)	—	(220)	(307)	—	(307)	16	—	16
Balance at end of period	$915	$—	$915	$1,184	$—	$1,184	$1,491	$—	$1,491

Ratios:
Net loan and lease charge-offs (recoveries) to average loans and leases (1)	0.15%	—%	0.15%	0.18%	157.18%	0.73%	(0.08)%	0.13%	(0.08)%
Net loan and lease charge-offs (recoveries) to loans and leases (1)	0.15%	—%	0.15%	0.18%	202.41%	0.70%	(0.08)%	0.13%	(0.08)%
Allowance for loan and lease losses to average loans and leases	0.78%	9.08%	0.79%	0.85%	7.64%	0.88%	0.96%	36.21%	1.12%
Allowance for loan and lease losses to loans and leases	0.76%	9.12%	0.77%	0.82%	9.84%	0.84%	0.95%	35.60%	1.10%
Net loan and lease charge-offs (recoveries) to allowance for loan and lease losses (1)	19.36%	—%	18.88%	21.65%	2056.02%	82.57%	(8.61)%	0.36%	(7.34)%
Allowance for loan and lease losses to nonperforming loans and leases	217.74%	—%	223.19%	275.80%	—%	284.32%	305.43%	—%	355.97%
Balance:
Average loans and leases during period	$4,125,465	$8,744	$4,092,131	$3,686,013	$12,702	$3,690,955	$3,485,705	$15,280	$3,477,428
Loans and leases at end of period	$4,186,651	$8,704	$4,195,355	$3,834,906	$9,863	$3,844,769	$3,537,119	$15,540	$3,552,659
Nonperforming loans and leases at end of period	$14,558	$—	$14,558	$11,406	$—	$11,406	$10,948	$—	$10,948

(1)	Net loan charge-offs (recoveries) are annualized to calculate the ratios.

	As of and for the Nine Months Ended
	September 30, 2017			September 30, 2016
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total

Allowance for loan losses:
Balance at beginning of period	$31,458	$971	$32,429	$37,494	$5,441	$42,935
Charge-offs	(3,256)	—	(3,256)	(1,410)	(142)	(1,552)
Recoveries on loans previously charged off	2,709	—	2,709	2,079	—	2,079
Net loan (charge-offs) recoveries	(547)	—	(547)	669	(142)	527
Loan and lease loss provision (income)	787	(177)	610	(4,724)	234	(4,490)
Balance at end of period	$31,698	$794	$32,492	$33,439	$5,533	$38,972

Allowance for off-balance sheet items:
Balance at beginning of period	$1,184	$—	$1,184	$986	$—	$986
Provision (income)	(269)	—	(269)	505	—	505
Balance at end of period	$915	$—	$915	$1,491	$—	$1,491

Ratios:
Net loan charge-offs (recoveries) to average loans (1)	0.02%	—%	0.02%	(0.03)%	1.07%	(0.02)%
Net loan charge-offs (recoveries) to loans (1)	0.02%	—%	0.02%	(0.03)%	1.22%	(0.02)%
Allowance for loan losses to average loans	0.79%	8.55%	0.82%	1.00%	31.12%	1.17%
Allowance for loan losses to loans	0.76%	9.12%	0.77%	0.95%	35.60%	1.10%
Net loan charge-offs (recoveries) to allowance for loan losses (1)	2.30%	—%	2.24%	(2.67)%	3.42%	(1.80)%
Allowance for loan losses to nonperforming loans	217.75%	—%	223.2%	305.43%	—%	355.97%
Balance:
Average loans during period	$4,010,779	$9,283	$3,976,021	$3,350,211	$17,777	$3,333,419
Loans at end of period	$4,186,651	$8,704	$4,195,355	$3,537,119	$15,540	$3,552,659
Nonperforming loans at end of period	$14,558	$—	$14,558	$10,948	$—	$10,948

(1)	Net loan charge-offs (recoveries) are annualized to calculate the ratios.

Allowance for loan and lease losses was $32.5 million, $32.4 million and $39.0 million, as of September 30, 2017, December 31, 2016, and September 30, 2016, respectively. The increase of $63,000, or 0.2 percent, in the allowance for loan and lease losses as of September 30, 2017, compared with December 31, 2016 was due primarily to the in loan and lease receivables. Accordingly, the non-PCI loan and lease loss allowance increased $240,000 to $31.7 million as of September 30, 2017, compared with $31.5 million at December 31, 2016. The PCI loan loss allowance decreased $0.2 million to $0.8 million as of September 30, 2017, compared with $1.0 million at December 31, 2016.

The allowance for off-balance sheet exposure, primarily unfunded loan commitments, was $0.9 million, $1.2 million and $1.5 million as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized.

Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances are adequate for losses inherent in the loan and lease portfolio and for off-balance sheet exposures as of September 30, 2017.

The following table presents a summary of net charge-offs (recoveries):

	As of and for the Three Months Ended			As of and for the Nine Months Ended
	Charge-offs	Recoveries	Net Charge-offs (Recoveries)	Charge-offs	Recoveries	Net Charge-offs (Recoveries)
	(in thousands)
September 30, 2017
Real estate loans	$146	$343	$(197)	$289	$1,434	$(1,145)
Commercial and industrial loans	1,976	308	1,668	2,015	1,021	994
Leases receivable	283	220	63	952	239	713
Consumer loans	—	—	—		15	(15)
Total Non-PCI loans	$2,405	$871	$1,534	$3,256	$2,709	$547

September 30, 2016
Real estate loans	$18	$337	(319)	$709	$527	182
Commercial and industrial loans	93	494	(401)	701	1,499	(798)
Consumer loans	—	—	—	—	53	(53)
Total Non-PCI loans	$111	$831	$(720)	$1,410	$2,079	$(669)

For the three months ended September 30, 2017 and 2016, total charge-offs were $2.4 million and $0.1 million, respectively. For the three months ended September 30, 2017, total recoveries were $871,000, an increase of $40,000, or 4.8 percent, from $831,000 for the same period in 2016. For the nine months ended September 30, 2017, total charge-offs were $3.3 million, an increase of $1.8 million or 131.0 percent from $1.4 million for the same period in 2016, and total recoveries were $2.7 million, an increase of $0.6 million or 30.3 percent from $2.1 million for the same period in 2016.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	September 30, 2017		December 31, 2016
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$1,293,538	30.1%	$1,203,240	31.6%
Interest-bearing:	—
Demand	90,734	2.1%	96,856	2.5%
Money market and savings	1,534,457	35.7%	1,329,324	34.9%
Time deposits of $100,000 or more (1)	1,074,870	25.0%	844,386	22.2%
Other time deposits	305,411	7.1%	335,931	8.8%
Total deposits	$4,299,010	100.0%	$3,809,737	100.0%

(1)	Includes $430.5 million and $445.4 million of time deposits of $250,000 or more as of September 30, 2017 and December 31, 2016, respectively.

Deposits increased $489.3 million, or 12.8 percent, to $4.30 billion as of September 30, 2017 from $3.81 billion as of December 31, 2016. The increase in deposits was mainly attributable to the $205.1 million and $200.0 million increase in money market and savings deposits and time deposits, respectively.

Borrowings

At September 30, 2017 and December 31, 2016, there were $110.0 million and $315.0 million in overnight advances from the FHLB, respectively. The reduction in FHLB advances was supported by the increase in deposits for the first nine months of 2017. In addition, subordinated debentures were $117.1 million and $19.0 million at September 30, 2017 and December 31, 2016, respectively. The change represents the proceeds from the subordinated note offering that closed on March 21, 2017.

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

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest Rate	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(dollars in thousands)
300%	$(2,297)	(1.25)%	$5,326	2.89%
200%	$(1,547)	(0.84)%	$3,582	1.94%
100%	$(395)	(0.21)%	$2,728	1.48%
(100)%	$(12,406)	(6.74)%	$(21,438)	(11.63)%

	Economic Value of Equity (EVE)
Change in Interest Rate	Dollar Change	Percentage Change
	(dollars in thousands)
300%	$(20,246)	(3.53)%
200%	$(12,411)	(2.16)%
100%	$788	0.14%
(100)%	$(45,610)	(7.94)%

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

At September 30, 2017, the Bank’s total risk-based capital ratio of 15.32 percent, Tier 1 risk-based capital ratio of 14.55 percent, common equity Tier 1 capital ratio of 14.55 percent and Tier 1 leverage capital ratio of 12.66 percent, placed the

Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

At September 30, 2017, the Company's total risk-based capital ratio was 15.58 percent, Tier 1 risk-based capital ratio was 12.56 percent, common equity Tier 1 capital ratio was 12.20 percent and Tier 1 leverage capital ratio was 10.92 percent.

For a discussion of implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act, see our 2016 Annual Report on Form 10-K.

Liquidity

Hanmi Financial

Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its current obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of September 30, 2017, the Bank had $145.2 million of brokered deposits.

We monitor the sources and used of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of September 30, 2017, the total borrowing capacity available based on pledged collateral and remaining available borrowing capacity were $808.9 million and $698.9 million, respectively, compared to $736.6 million and $421.6 million, respectively as of December 31, 2016.

As a means of augmenting its liquidity, the Bank had an available borrowing source of $8.9 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $9.5 million, and had no borrowings as of September 30, 2017.

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
FASB ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Current expected credit losses (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost; and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (ECL) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating ECL. ASU 2016-13 is effective for public entities for interim and annual periods beginning after December 15, 2019. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of this ASU on our consolidated financial statements.

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
FASB ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of Business, provides guidance on evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new standard clarifies that when substantially all of the fair value of gross assets acquired is concentrated in a single asset, or a group of similar assets, the asset acquired would not represent a business. The new ASU introduces this initial required screen and, if met, eliminates the need for further assessment. For public business entities with a calendar year end, the standard is effective in 2018. Early adoption is permitted, including adoption in an interim period. The amendments can be applied to transactions occurring before the guidance was issued, as long as the applicable financial statements have not been issued. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.
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
FASB ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, was issued in August 2017 with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in this Update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The ASU requires certain hedging instrument to be presented in the same line item as the hedged item and also requires expanded disclosures. This ASU’s mandatory effective date for calendar year-end public companies is January 1, 2019, but the amendments may be early adopted in any interim or annual period after issuance. The Company does not currently have hedging transactions that would be impacted by this ASU and does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management” and “- Capital Resources” in this Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2017, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of September 30, 2017.

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
3.1
First Amendment to the Second Amended and Restated Bylaws and Hanmi Financial Corporation, effective September 27, 2017 (incorporated by reference herein from Exhibit 3.1 to Hanmi Financial's Current Report on Form 8-K, filed with the SEC on October 2, 2017).

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

Hanmi Financial Corporation

Date:	November 9, 2017	By:	/s/ C. G. Kum
C. G. Kum
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)