Form 10-K
period 2017-12-31
HANMI FINANCIAL CORP
filed 2018-03-01
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $896,659,000. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.
Number of shares of common stock of the Registrant outstanding as of February 26, 2018 was 32,453,133 shares.
Documents Incorporated By Reference Herein: Sections of the Registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2017, are incorporated by reference into Part III of this report (or information will be provided by amendment to this Form 10-K), as noted therein.

Hanmi Financial Corporation
Annual Report on Form 10-K for the Fiscal Year ended December 31, 2017

Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this Annual Report on Form 10-K (this “Report”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report other than statements of historical fact are “forward–looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs, plans and objectives of management for future operations, and other similar forecasts and statements of expectation and statements of assumption underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi Bank; general economic and business conditions internationally, nationally and in those areas in which we operate; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital from private and government sources; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread; risks of natural disasters related to our real estate portfolio; risks associated with Small Business Administration loans; failure to attract or retain key employees; changes in governmental regulation, including, but not limited to, any increase in Federal Deposit Insurance Corporation insurance premiums; ability of Hanmi Bank to make distributions to Hanmi Financial Corporation, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial tests; ability to identify a suitable strategic partner or to consummate a strategic transaction; adequacy of our allowance for loan and lease losses; credit quality and the effect of credit quality on our provision for loan and lease losses and allowance for loan and lease losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; and changes in securities markets.For additional information concerning risks we face, see “Item 1A. Risk Factors” in Part I of this Report. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

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
Hanmi Bank, the primary subsidiary of Hanmi Financial, is a state chartered bank incorporated under the laws of the State of California on August 24, 1981, and licensed pursuant to the California Financial Code (“California Financial Code”) on December 15, 1982. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act (“FDIA”) up to applicable limits thereof. Effective July 19, 2016, the Bank converted from a state member bank to a state nonmember bank and, as a result, the Federal Deposit Insurance Corporation (“FDIC”) is now its primary federal bank regulator. The California Department of Business Oversight remains the Bank's primary state bank regulator. The Bank’s headquarters is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010.
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
On October 27, 2016, the Bank acquired certain leases of Irvine, California-based Banc of California (“Banc”). The acquisition included the purchase of equipment leases diversified across the U.S. with concentrations in California, Georgia and Texas. The Bank retained most of Banc's former Commercial Specialty Finance employees and the unit operates from a location in Irvine, California, as the Company’s Commercial Equipment Leasing Division. This transaction was considered a purchase of a business in accordance with current accounting guidance and accordingly the Bank applied the acquisition method of accounting to the transaction. Cash consideration paid was $240.8 million and the net estimated fair value of the equipment lease portfolio was $228.2 million as of the acquisition date. In addition to the leases, the Bank recorded other tangible and intangible assets of $12.6 million. The intangible assets included an identifiable intangible asset representing the estimated fair value of third-party originators ("TPO") of $483,000 and goodwill of $11.0 million.
On August 31, 2014, Hanmi Financial completed its acquisition of Central Bancorp Inc. (the “CBI Acquisition”), a Texas corporation (“CBI”), the parent company of United Central Bank. In the merger with CBI, each share of CBI common stock was exchanged for $17.64 per share or $50 million in the aggregate. In addition, Hanmi Financial paid $28.7 million to redeem CBI preferred stock immediately prior to the consummation of the merger. The merger consideration was funded from consolidated cash of Hanmi Financial. At August 31, 2014, CBI had total assets, liabilities and equity of $1.27 billion, $1.17 billion and $93.3 million, respectively. Total loans and deposits were $297.3 million and $1.10 billion, respectively, at August 31, 2014. The Company recorded a $14.6 million bargain purchase gain related to this transaction.
Hanmi Financial sold its insurance subsidiaries, Chun-Ha Insurance Services, Inc. (“Chun-Ha”) and All World Insurance Services, Inc. (“All World”), to Chunha Holding Corporation on June 30, 2014. Total assets and net asset of Chun-Ha and All World were $5.6 million and $3.3 million, respectively. The total sales price was $3.5 million, of which $2.0 million was paid upon signing.
The Bank’s revenues are derived primarily from interest and fees on loans and leases, interest and dividends on securities portfolio, and service charges on deposit accounts.

A summary of revenues for the periods indicated follows:

	Year Ended December 31,
	2017		2016		2015
	(In thousands)
Interest and fees on loans and leases	$195,790	80.7%	$164,642	77.9%	$148,797	70.3%
Interest and dividends on securities	13,082	5.4%	13,621	6.4%	15,208	7.2%
Other interest income	449	0.2%	208	0.1%	221	0.1%
Service charges, fees and other income	21,141	8.7%	22,025	10.4%	22,075	10.4%
Gain on sale of SBA loans	8,734	3.6%	6,034	2.9%	8,749	4.1%
Subtotal	239,196	98.6%	206,530	97.7%	195,050	92.1%
Disposition gain on PCI loans	1,792	0.7%	4,970	2.3%	10,167	4.8%
Net gain on sale of securities	1,748	0.7%	46	—%	6,611	3.1%
Total revenues	$242,736	100.0%	$211,546	100.0%	$211,828	100.0%
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
Real Estate Loans
Real estate lending involves risks associated with the potential decline in the value of the underlying real estate collateral and the cash flows from income-producing properties. Declines in real estate values and cash flows can be caused by a number of factors, including adversity in general economic conditions, rising interest rates, changes in tax and other laws and regulations affecting the holding of real estate, environmental conditions, governmental and other use restrictions, development of competitive properties and increasing vacancy rates. When real estate values decline, the Bank’s real estate dependence increases the risk of loss both in the Bank’s loan portfolio and the Bank’s holdings of other real estate owned (“OREO”), which are the result of foreclosures on real property due to default by borrowers who use the property as collateral for loans. OREO properties are categorized as real property that is owned by the Bank but which is not directly related to the Bank’s business.
Commercial Property
The Bank offers commercial real estate loans, which are usually collateralized by first deeds of trust. The Bank generally obtains formal appraisals in accordance with applicable regulations to support the value of the real estate collateral. All appraisal reports on commercial mortgage loans are reviewed by an appraisal review officer. The review generally covers an examination of the appraiser’s assumptions and methods that were used to derive a value for the property, as well as compliance with the Uniform Standards of Professional Appraisal Practice (“USPAP”). The Bank determines credit worthiness of a borrower by evaluating cash flow ability, asset and debt structure, as well as credit history. The purpose of the loan is also an important consideration that dictates loan structure and the credit decision.
The Bank’s commercial real estate loans are principally secured by investor-owned or owner-occupied commercial and industrial buildings. Generally, these types of loans are made with a maturity date of up to seven years based on longer amortization periods. Typically, the Bank's commercial real estate loans have a debt-coverage ratio at time of origination of 1.25 or more and a loan-to-value ratio of 70 percent or less. The Bank offers fixed-rate commercial real estate loans, including hybrid-fixed rate loans that are fixed for one to five years and then convert to adjustable rate loans for the remaining term. In addition, the Bank seeks an adjustable rate of interest indexed to the prime rate appearing in The Wall Street Journal (“WSJ

Prime Rate”) or the Bank’s prime rate (“Bank Prime Rate”), as adjusted from time to time. Amortization schedules for commercial real estate loans generally do not exceed 25 years.
Payments on loans secured by investor-owned and owner-occupied properties are often dependent upon successful operation or management of the properties. Repayment of such loans may be subject to the risk from adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans in relation to the market value of the property and strictly scrutinizing the property securing the loan. At the time of loan origination a sensitivity analysis is performed for potential increases to vacancy and interest rates. Additionally, a quarterly risk assessment is also performed for the commercial real estate secured loan portfolio, which involves evaluating recent industry trends. When possible, the Bank also obtains corporate or individual guarantees. Representatives of the Bank conduct site visits of most commercial properties securing the Bank’s real estate loans before the loans are approved.
The Bank generally requires the borrower to provide, at least annually, current cash flow information in order for the Bank to re-assess the debt-coverage ratio. In addition, the Bank requires title insurance to insure the status of its lien on real estate secured loans when a trust deed on the real estate is taken as collateral. The Bank also requires the borrower to maintain fire insurance, extended coverage casualty insurance and, if the property is in a flood zone, flood insurance, in an amount equal to the outstanding loan balance, subject to applicable laws that may limit the amount of hazard insurance a lender can require to replace such improvements. We cannot assure that these procedures will protect against losses on loans secured by real property.
Construction
The Bank finances a small construction portfolio for multifamily, low-income housing and commercial and industrial properties within its market area. The future condition of the local economy could negatively affect the collateral values of such loans. The Bank’s construction loans typically have the following structure:

•	maturities of two years or less;

•	a floating rate of interest based on the Bank Prime Rate or the WSJ Prime Rate;

•	minimum cash equity consistent with high volatility commerical real estate guidelines;

•	a reserve of anticipated interest costs during construction or an advance of fees;

•	a first lien position on the underlying real estate;

•	loan-to-value ratios at time of origination that do not exceed 75 percent; and

•	recourse against the borrower or a guarantor in the event of default.
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

Residential Property
The Bank purchases and originates fixed-rate and variable-rate mortgage loans secured by one- to four-family properties with amortization schedules of 15 to 30 years and maturity schedules of up to 30 years. The loan fees, interest rates and other provisions of the Bank’s residential loans are determined by an analysis of the Bank’s cost of funds, cost of origination, cost of servicing, risk factors and portfolio needs.
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
Commercial lending entails significant risks. Commercial lending loans typically involve larger loan balances, are generally dependent on the cash flows of the business and may be subject to adverse conditions in the general economy or in a specific industry. Short-term business loans are customarily intended to finance current operations and typically provide for principal payment at maturity, with interest payable monthly. Term loans typically provide for floating interest rates, with monthly payments of both principal and interest.
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
Leases Receivable
Equipment finance agreements have terms ranging from 1 to 7 years. Commercial equipment leases are secured by the business assets being financed. The Bank also obtains a commercial guaranty of the business and generally a personal guaranty of the owner(s) of the business. Equipment leases are similar to commercial business loans in that the leases are typically made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial equipment leases may be substantially dependent on the success of the business itself, which in turn, is often dependent in part upon general economic conditions.
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
SBA Loans
The Bank originates loans that are guaranteed by the SBA, an independent agency of the federal government. SBA loans are offered for business purposes such as owner-occupied commercial real estate, business acquisitions, start-ups, franchise financing, working capital, improvements and renovations, inventory and equipment and debt-refinancing. SBA loans offer lower down payments and longer term financing which helps small business that are starting out, or about to expand. The guarantees on SBA loans currently range from 75 percent to 85 percent of the principal amount of the loan. The Bank typically requires that SBA loans be secured by business assets and by a first or second deed of trust on any available real property. When the SBA loan is secured by a first deed of trust on real property, the Bank generally obtains appraisals in accordance with applicable regulations. SBA loans have terms ranging from 5 to 25 years depending on the use of the proceeds. To qualify for a SBA loan, a borrower must demonstrate the capacity to service and repay the loan, without liquidating the collateral, based on historical earnings or reliable projections.
The Bank normally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA loans that it originates. When the Bank sells a SBA loan, it has an option to repurchase the loan if the loan defaults. If the Bank repurchases a loan, the Bank will make a demand for the guaranteed portion of purchase to the SBA. Even after the sale of an SBA loan, the Bank retains the right to service the SBA loan and to receive servicing fees. The unsold portions of the SBA loans that remain owned by the Bank are included in loans receivable on the Consolidated Balance Sheets. As of December 31, 2017, the Bank had $6.4 million of SBA loans held for sale, $190.6 million of SBA loans in its loan portfolio, and was servicing $476.5 million of SBA loans sold to investors.
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
Lending Procedures and Lending Limits
Individual lending authority is granted to the Chief Credit Administration Officer and certain additional designated officers. Loans and leases for which direct and indirect borrower liability exceeds an individual’s lending authority are referred to the Bank’s Management Credit Committee.
Legal lending limits are calculated in conformance with the California Financial Code, which prohibits a bank from lending to any one individual or entity or its related interests on an unsecured basis any amount that exceeds 15 percent of the sum of such bank’s stockholders’ equity plus the allowance for loan and lease losses, capital notes and any debentures, or 25 percent on a secured and unsecured basis. At December 31, 2017, the Bank’s authorized legal lending limits for loans to one borrower was $104.4 million for unsecured loans and an additional $67.6 million for secured and unsecured loans combined.
The Bank seeks to mitigate the risks inherent in its loan and lease portfolio by adhering to certain underwriting practices. The review of each loan and lease application includes analysis of the applicant’s experience, prior credit history, income level, cash flows, financial condition, tax returns, cash flow projections, and the value of any collateral to secure the loan, based upon reports of independent appraisers and/or audits of accounts receivable or inventory pledged as security. In the case of real estate loans over a specified threshold, the review of collateral value includes an appraisal report prepared by an independent Bank-approved appraiser. All appraisal reports on commercial real property secured loans are reviewed by an appraisal review officer. The review generally covers an examination of the appraiser’s assumptions and methods that were used to derive a value for the property, as well as compliance with the USPAP.
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
The Bank assesses its allowance for loan and lease losses for adequacy on a quarterly basis. The California Department of Business Oversight (“DBO”), formerly known as the California Department of Financial Institutions, and the FDIC may require the Bank to recognize additions to the allowance for loan and lease losses through a provision for loan and lease losses based upon their assessment of the information available to them at the time of their examinations.
Deposits
The Bank offers a traditional array of deposit products, including noninterest-bearing checking accounts, interest-bearing checking and savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts and certificates of deposit. These accounts, except for noninterest-bearing checking accounts, earn interest at rates established by management based on competitive market factors and management’s desire to increase certain types or maturities of deposit liabilities. Our approach is to tailor products and bundle those that meet the customer’s needs. This approach is designed to add value for the customer, increase products per household and produce higher service fee income.
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
Employees
As of December 31, 2017, the Bank had 642 full-time equivalent employees. None of the employees are represented by a union or covered by a collective bargaining agreement. The management of the Bank believes that their employee relations are satisfactory.
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
Economic, Legislative and Regulatory Developments
Future profitability, like that of most financial institutions, is primarily dependent on interest rate differentials and credit quality. In general, the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by us on our interest-earning assets, such as loans and leases extended to our customers and securities held in our investment portfolio, will comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact that future changes in domestic and foreign economic conditions might have on us.
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
On February 3, 2017, President Trump signed an executive order calling for the Secretary of the Treasury to consult with other Financial Stability Oversight Council ("FSOC") member agencies, which includes the Federal Reserve, to report on the extent which existing U.S. financial laws, regulations, guidance and other authorities are consistent with a set of “core principles” of financial policy. The core financial principles identified in the executive order include: empowering Americans to make independent financial decisions and informed choices in the marketplace, save for retirement, and build individual wealth; preventing taxpayer-funded bailouts; fostering economic growth and vibrant financial markets through more rigorous regulatory impact analysis that addresses systemic risk and market failures, such as moral hazard and information asymmetry; enabling American companies to be competitive with foreign firms in domestic and foreign markets; advancing American interests in international financial regulatory negotiations and meetings; making regulation efficient, effective, and appropriately tailored; and restoring public accountability within Federal financial regulatory agencies and rationalizing the Federal financial regulatory framework. Although the order does not specifically identify any existing laws, regulations, guidance or other authorities that the administration considers to be inconsistent with the core principles, areas that the mandated agency report may ultimately identify for reform include the Volcker Rule; and the powers, structure and funding arrangements of the FSOC, the Office of Financial Research, the prudential bank regulators, the SEC, U.S. Commodity Futures Trading Commission, and CFPB.
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
At December 31, 2017, the Company and the Bank’s total risk-based capital ratios were 15.50% and 15.20%, respectively; Tier 1 risk-based capital ratios were 12.55% and 14.47%, respectively; Common Equity Tier 1 capital ratios were 12.19% and 14.47%, respectively, and the Company’s and Bank’s Tier 1 leverage capital ratios were 10.79% and 12.44%, respectively, all of which ratios exceeded the minimum percentage requirements for the Bank to be deemed “well-capitalized” and for the Company to meet and exceed all applicable capital ratio requirements for regulatory purposes. The Bank's capital conservation buffer was 6.55% and 5.64% and the Company's capital conservation buffer was 7.20% and 5.86% as of December 31, 2017 and 2016, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources.” The federal banking regulators may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to restrictions on taking brokered deposits.
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
Management believes that, as of December 31, 2017, the Company and the Bank would meet all applicable capital requirements under the New Capital Rules on a fully phased-in basis if such requirements were currently in effect.
(d) Final Volcker Rule
Under the Volcker Rule, and subject to certain exceptions, banking entities, including the Company and the Bank, are restricted in their ability to engage in activities that are considered short-term proprietary trading and their ability to invest in and have relationships with certain private investment funds, including hedge or private equity funds that are considered “covered funds.” The regulation implementing these restrictions became effective on April 1, 2014, although the Federal Reserve extended the compliance period generally until July 2015. In addition, the compliance period for certain investments in and relationships with certain covered funds was extended by the Federal Reserve to July 2017. The Company and the Bank held no investment positions at December 31, 2017 and 2016 that were subject to the Volcker Rule. Therefore, while the Volcker Rule, including its implementing regulations, may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.
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
Bank holding companies and their subsidiaries are subject to significant regulation and restrictions by Federal and State laws and regulatory agencies, which may affect the cost of doing business, and may limit permissible activities and expansion or impact the competitive balance between banks and other financial services providers. Federal and state banking laws and regulations, among other things:

•	Require periodic reports and such additional reports of information as the Federal Reserve may require;

•	Limit the scope of bank holding companies' activities and investments;

•	Require bank holding companies to meet or exceed certain levels of capital (See “Capital Adequacy Requirements” above);

•	Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank.

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
(g) Bank Regulation
The Bank is a California state-chartered commercial bank whose deposits are insured by the FDIC. Effective July 19, 2016, the Bank converted from a state member bank to a state nonmember bank and, as a result, the FDIC is now its primary federal bank regulator. The DBO remains the Bank's primary state bank regulator. The Bank is subject to comprehensive supervision, regulation, examination and enforcement by the FDIC and the DBO. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions.
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
(m) Federal Home Loan Bank System
The Bank is a member and holder of the capital stock of the Federal Home Loan Bank of San Francisco (“FHLBSF”). There are a total of eleven Federal Home Loan Banks (each, an “FHLB”) across the U.S. owned by their members who are more than 7,500 community financial institutions of all sizes and types. Each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of FHLBSF is required to own stock in an amount equal to the greater of (i) a membership stock requirement of 1.0 percent of an institution’s “membership asset value” which is determined by multiplying the amount of the member’s membership assets by the applicable membership asset factors and is capped at $25 million, or (ii) an activity based stock requirement (4.7% of the member’s outstanding advances plus 5.0% of the member’s outstanding mortgage loans purchased and held by FHLBSF). At December 31, 2017, the Bank was in compliance with the FHLBSF’s stock ownership requirement, and our investment in FHLBSF capital stock was $16.4 million. The total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity as of December 31, 2017 were $802.9 million and $652.9 million, respectively.
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
(p) Federal Securities Law
The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information and proxy solicitation requirements, insider trading restrictions and other requirements under the Exchange Act.

Item 1A.     Risk Factors
You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Report and other documents we file with the SEC. The following risks and uncertainties described below are those that we have identified as material. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face. Additional risks and uncertainties not presently known to us, or that we may currently view as not material, may also adversely impact our financial condition, business operations and results of operations.
Risks Relating to our Business
Difficult business and economic conditions can adversely affect our industry and business. Our financial performance generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and leases and the value of the collateral securing those loans and leases, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. While the U.S. economy has been expanding, there can be no assurance that it will continue to grow. In addition, rising geopolitical risks nationally and abroad may adversely impact the economy and financial markets in the United States. These economic pressures may adversely affect our business, financial condition, results of operations and stock price. In particular, we may face the following risks in connection with deterioration in economic conditions:

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

Our banking operations are concentrated primarily in California, Texas and Illinois. Adverse economic conditions in these regions in particular could impair borrowers’ ability to repay their loans and leases, decrease the level and duration of deposits by customers, and erode the value of loan and lease collateral. These conditions can potentially cause the general decline in real estate sales and prices in many markets across the United States, the recurrence of an economic recession, and higher rates of unemployment. These conditions could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans and leases or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all, and could also cause a decline in demand for our products and services, or a lack of growth or a decrease in deposits, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.
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
Our concentrations of loans and leases in certain industries could have adverse effects on credit quality. As of December 31, 2017, the Bank’s loan and lease portfolio included loans to: (i) lessors of non-residential buildings of $1.23 billion, or 28.6 percent of total loans and leases; and (ii) borrowers in the hospitality industry of $681 million, or 15.8 percent of total gross loans and leases. Because of these concentrations of loans in specific industries, a deterioration within these industries, could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans and leases, which could have material and adverse consequences for the Bank.
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

Our loan and lease portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets, especially a downturn in the Southern California real estate market. A downturn in the real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and national disasters particular to California. Predominantly all of our real estate collateral is located in California. If real estate values decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to suffer material losses on defaulted loans.
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
Our earnings are affected by changing interest rates. Changes in interest rates affect the level of loans and leases, deposits and investments, the credit profile of existing loans and leases, the rates received on loans and leases, and securities, and the rates paid on deposits and borrowings. Significant fluctuations in interest rates may have a material adverse effect on our financial condition and results of operations. While recent increases in interest rates and the prevailing view that interest rates will rise further in the near future will provide a boost to bank earnings, it will also provide an opportunity for depositors to seek higher yielding deposit products, negatively impacting the spread income generated on assets over the cost of deposits, and may also decrease the demand for loans.
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
The impact of the Basel III capital standards imposed enhanced capital adequacy standards on us. In June 2013, federal banking regulators jointly issued the New Capital Rules, which were based upon Basel III. The rules impose new capital requirements and implement Section 171 of Dodd-Frank. The new rules became effective for the Company and Bank on January 1, 2015, and are subject to a multi-year phase in. Among other things, the rules require that we maintain a Common Equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a Tier 1 leverage ratio of 4%. In addition, we have to maintain an additional capital conservation buffer of 2.5% of total risk weighted assets or be subject to limitations on dividends and other capital distributions, as well as limiting discretionary bonus payments to executive officers. When the buffer is fully-phased in, the minimum capital plus capital conservation buffer ratio will be Common Equity Tier 1 capital ratio of 7.0%, Tier 1 capital ratio of 8.5%, and total capital ratio of 10.5%. The rules also restrict grandfathered trust preferred securities from comprising more than 25% of Tier 1 capital. If an institution grows above $15 billion as a result of an acquisition, or organically grows above $15 billion and then makes an acquisition, the combined trust preferred issuances would be eliminated from Tier 1 capital. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. In addition, more stringent capital requirements could require us to raise additional capital on terms which may not be favorable.
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
The occurrence of breaches or failures of our information security controls or cybersecurity-related incidents could also have a material adverse effect on our business, financial condition and results of operations. As a financial institution, we are susceptible to information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber-attacks.
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
Changes to tax regulations could negatively impact our earnings. We are subject to income taxes in the U.S. In particular, although the passage of the Tax Cut and Jobs Act of 2017 reduced the U.S. tax rate to 21% effective January 1, 2018, our future earnings could be negatively impacted by changes in tax legislation including changing tax rates and tax base such as limiting, phasing-out or eliminating deductions or tax credits, taxing certain excess income from intellectual property and changing other tax laws in the U.S.
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
Risks Relating to Ownership of Our Common Stock
The Bank could be restricted from paying dividends to us, its sole shareholder, and, thus, we would be restricted from paying dividends to our stockholders in the future. The primary source of our income from which we pay our obligations and distribute dividends to our stockholders is from the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. As of January 1, 2018, the Bank had the ability to pay $97.5 million of dividends without the prior approval of the Commissioner of Business Oversight.
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
In addition, we adopted the 2013 Equity Compensation Plan that provides for the granting of awards to our directors, executive officers and other employees. The plan provides awards of any options, stock appreciation right, restricted stock award, restricted stock unit award, share granted as a bonus or in lieu of another award, dividend equivalent, other stock-based award or performance award. As of December 31, 2017, 364,088 shares of our common stock were issuable under options granted in connection with our stock option plans. It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.
Furthermore, as of December 31, 2017, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 62,500,000 shares of common stock. Our Amended and Restated Certificate of Incorporation does not provide for preemptive rights to the holders of our common stock. Any authorized but unissued shares are available for issuance by our Board of Directors. As a result, if we issue additional shares of common stock to raise additional capital or for other corporate purposes, you may be unable to maintain your pro rata ownership in the Company.
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

Item 1B.     Unresolved Staff Comments
None.
Item 2.         Properties
Hanmi Financial’s principal office is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California. As of December 31, 2017, we had 55 properties consisting of 40 active operating branch offices and 8 active loan production offices, and 7 other properties. We own 17 locations and the remaining properties are leased.
As of December 31, 2017, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $26.7 million. Our lease expense was $7.0 million for the year ended December 31, 2017. We consider our present facilities to be sufficient for our current operations.
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

Part II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The following table sets forth, for the periods indicated, the high and low trading prices of Hanmi Financial’s common stock for the last two years as reported on the Nasdaq Global Select Market ("Nasdaq") under the symbol “HAFC”:

	High	Low	Cash Dividend
2017
Fourth quarter	$32.55	$28.90	$0.21
Third quarter	$30.95	$25.90	$0.21
Second quarter	$30.30	$26.60	$0.19
First quarter	$35.85	$28.90	$0.19
2016
Fourth quarter	$35.35	$23.10	$0.19
Third quarter	$26.82	$22.56	$0.19
Second quarter	$24.34	$20.80	$0.14
First quarter	$23.29	$19.06	$0.14
See Item 1, “- Regulation and Supervision - (k) Dividends” for more information relating to restrictions on the Bank's ability to pay dividends to the Company and on the Company’s payment of dividends.
As of February 26, 2018, there were approximately 969 record holders of our common stock.
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

	December 31,
	2012	2013	2014	2015	2016	2017
Hanmi Financial Corporation	$100.00	$162.32	$163.82	$181.71	$274.94	$245.43
Nasdaq Composite	100.00	140.12	160.78	171.97	187.22	242.71
S&P 500 Financials	100.00	135.63	156.25	153.86	188.94	230.85
SNL Bank $1B-$5B	100.00	145.41	152.04	170.20	244.85	261.04
Source: SNL Financial LC, Charlottesville, VA
Recent Unregistered Sales of Equity Securities
There were no unregistered sales of Hanmi Financial’s equity securities during the year ended December 31, 2017.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the fourth quarter of 2017, there were no repurchases of Hanmi Financial’s equity securities by Hanmi Financial or its affiliates, except that during the 2017 fourth quarter, the Company acquired 5,420 shares from employees in connection with their vested restricted shares that they surrendered to satisfy their tax liability.
As of December 31, 2017, there was no current plan authorizing purchases of Hanmi Financial’s equity securities by Hanmi Financial or its affiliates.
Item 6. Selected Financial Data
The following table presents selected historical financial information. This selected historical financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Report and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial data as of and for each of the years in the five-year period ended December 31, 2017 was derived from our audited financial statements. In the opinion of management, the information presented reflects all adjustments, including normal and recurring accruals, considered necessary for a fair presentation of the results of such periods.

	As of and for the Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except share and per share data)
Summary Statements of Operations:
Interest and dividend income	$209,321	$178,471	$164,226	$136,734	$119,140
Interest expense	32,519	18,274	16,109	14,033	13,507
Net interest income	176,802	160,197	148,117	122,701	105,633
Loan and lease loss provision (income)	831	(4,339)	(11,614)	(6,258)	576
Noninterest income	33,415	33,075	47,602	42,296	27,900
Noninterest expense	114,102	108,223	115,328	98,671	70,441
Income before provision for income taxes	95,284	89,388	92,005	72,584	62,516
Provision for income taxes	40,624	32,899	38,182	22,379	22,732
Net income from continuing operations	54,660	56,489	53,823	50,205	39,784
(Loss) income from discontinued operations	—	—	—	(444)	73
Net income	$54,660	$56,489	$53,823	$49,761	$39,857
Summary Balance Sheets:
Cash and due from banks	$153,826	$147,235	$164,364	$158,320	$179,357
Securities	578,804	516,964	698,296	1,060,717	530,926
Loans and leases receivable (1)	4,273,415	3,812,340	3,140,381	2,735,832	2,177,498
Assets	5,210,485	4,701,346	4,234,521	4,232,443	3,054,379
Deposits	4,348,654	3,809,737	3,509,976	3,556,746	2,512,325
Liabilities	4,648,008	4,170,321	3,740,603	3,779,056	2,654,302
Stockholders’ equity	562,477	531,025	493,918	453,387	400,077
Tangible equity	549,933	518,136	492,217	451,307	398,906
Average loans and leases (2)	4,039,346	3,423,292	2,901,698	2,440,682	2,156,626
Average securities	583,971	614,749	788,156	648,937	418,273
Average interest-earning assets	4,680,035	4,103,960	3,805,877	3,163,141	2,687,799
Average assets	4,952,466	4,372,698	4,076,669	3,410,751	2,827,508
Average deposits	4,160,072	3,607,585	3,502,886	2,872,029	2,391,248
Average interest-bearing liabilities	3,125,766	2,640,953	2,493,513	2,054,680	1,678,618
Average stockholders’ equity	548,135	518,867	476,401	425,913	392,601
Average tangible equity	535,416	516,238	474,498	425,018	391,342
Per Share Data:
Earnings per share – basic	$1.70	$1.76	$1.69	$1.57	$1.26
Earnings per share – diluted	$1.69	$1.75	$1.68	$1.56	$1.26
Book value per share (3)	$17.34	$16.42	$15.45	$14.21	$12.60
Tangible book value per share (4)	$16.96	$16.03	$15.39	$14.14	$12.56
Cash dividends declared per share	$0.80	$0.66	$0.47	$0.28	$0.14
Common shares outstanding	32,431,627	32,330,747	31,974,359	31,910,203	31,761,550

	As of and for the Year Ended December 31,
	2017	2016	2015	2014	2013
Selected Performance Ratios:
Return on average assets (5) (13)	1.10%	1.29%	1.32%	1.47%	1.41%
Return on average stockholders’ equity (6) (13)	9.97%	10.89%	11.30%	11.79%	10.13%
Return on average tangible equity (7) (13)	10.21%	10.94%	11.34%	11.81%	10.18%
Net interest margin (8)	3.82%	3.95%	3.90%	3.88%	3.94%
Efficiency ratio (9)	54.28%	56.00%	58.93%	59.80%	52.75%
Dividend payout ratio (10)	47.06%	37.57%	27.81%	17.83%	11.11%
Average stockholders’ equity to average assets	11.07%	11.87%	11.69%	12.49%	13.89%
Selected Capital Ratios:
Total risk-based capital ratio:
Hanmi Financial	15.50%	13.86%	14.91%	15.89%	17.48%
Hanmi Bank	15.20%	13.64%	14.86%	15.18%	16.79%
Tier 1 risk-based capital ratio:
Hanmi Financial	12.55%	13.02%	13.65%	14.63%	16.26%
Hanmi Bank	14.47%	12.80%	13.60%	13.93%	15.53%
Common equity tier 1 capital ratio:
Hanmi Financial	12.19%	12.73%	13.65%	—%	—%
Hanmi Bank	14.47%	12.80%	13.60%	—%	—%
Tier 1 leverage ratio:
Hanmi Financial	10.79%	11.53%	11.31%	10.91%	13.62%
Hanmi Bank	12.44%	11.33%	11.27%	10.39%	13.05%
Selected Asset Quality Ratios:
Non-performing loans and leases to loans and leases (11) (14)	0.37%	0.30%	0.60%	0.92%	1.16%
Non-performing assets to assets (12)	0.34%	0.40%	0.65%	0.97%	0.87%
Net loan and lease charge-offs (recoveries) to average loans and leases (14)	0.05%	0.18%	(0.06)%	(0.06)%	0.29%
Allowance for loan and lease losses to loans and leases (14) (15)	0.72%	0.84%	1.35%	1.88%	2.58%
Allowance for loan and lease losses to non-performing loans and leases (15)	194.39%	275.80%	196.12%	204.26%	222.42%

(1)	Excludes loans held for sale.

(2)	Includes loans held for sale.

(3)	Stockholders’ equity divided by shares of common stock outstanding.

(4)	Tangible equity divided by common shares outstanding. Tangible equity is a "Non-GAAP" financial measure, as discussed in the following section.

(5)	Net income divided by average assets.

(6)	Net income divided by average stockholders’ equity.

(7)	Net income divided by average tangible equity. Average tangible equity is a "Non-GAAP" financial measure, as discussed in the following section.

(8)	Net interest income divided by average interest-earning assets. Computed on a tax-equivalent basis using the 35% statutory federal tax rate.

(9)	Noninterest expense divided by the sum of net interest income and noninterest income.

(10)	Dividends declared per share divided by basic earnings per share.

(11)	Nonperforming loans and leases, excluding loans held for sale, consist of nonaccrual loans and leases, and loans and leases past due 90 days or more still accruing interest.

(12)	Nonperforming assets consist of nonperforming loans and leases and other real estate owned.

(13)	Amounts calculated on net income from continuing operations.

(14)	Excludes PCI loans.

(15)	Excludes allowance for loan losses on PCI loans.

Non-GAAP Financial Measures
The Company calculates certain supplemental financial information determined by methods other than in accordance with U.S. GAAP, including tangible assets, tangible stockholders' equity, tangible book value per share, core interest income and yield, and net interest income and margin excluding acquisition accounting. These non-GAAP measures are used by management in analyzing Hanmi Financial’s capital strength, core loan and lease interest income and yield, and net interest income and margin without the impact of acquisitions.
Tangible equity is calculated by subtracting goodwill and other intangible assets from stockholders’ equity. Banking and financial institution regulators also exclude goodwill and other intangible assets from stockholders’ equity when assessing the capital adequacy of a financial institution. Core loan and lease interest income and yield are calculated by subtracting accretion of discount on purchased loans and leases. Net interest income and net interest margin are calculated by adjusting the reported amounts and rates for the impact of acquisitions, including accretion of discount on purchased loans, accretion of time deposit premium and amortization of subordinated debentures discount.
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
Average Tangible Equity and Return on Average Tangible Equity
The following table reconciles these non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	As of and for the Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Average stockholders’ equity	$548,135	$518,867	$476,401	$425,913	$392,601
Less average goodwill	(11,031)	(1,078)	—	—	—
Less average other intangible assets	(1,688)	(1,551)	(1,903)	(895)	(1,259)
Average tangible equity	$535,416	$516,238	$474,498	$425,018	$391,342

Return on average stockholders’ equity	9.97%	10.89%	11.30%	11.79%	10.13%
Effect of average intangible assets	0.24%	0.05%	0.04%	0.02%	0.05%
Return on average tangible equity	10.21%	10.94%	11.34%	11.81%	10.18%

Tangible Stockholders’ Equity and Tangible Book Value Per Share
The following table reconciles these non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Stockholders’ equity	$562,477	$531,025	$493,918	$453,387	$400,077
Less goodwill	(11,031)	(11,031)	—	—	—
Less other intangible assets	(1,513)	(1,858)	(1,701)	(2,080)	(1,171)
Tangible stockholders' equity	$549,933	$518,136	$492,217	$451,307	$398,906

Book value per share	17.34	16.42	15.45	14.21	12.60
Effect of intangible assets	(0.38)	(0.39)	(0.06)	(0.07)	(0.04)
Tangible book value per share	$16.96	$16.03	$15.39	$14.14	$12.56

Core Loan and Lease Yield and Net Interest Margin
The impact of the CBI Acquisition accounting adjustments on core loan and lease interest income and yield and net interest margin are summarized in the following table for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	Amount	Impact	Amount	Impact	Amount	Impact
	(In thousands)
Core loan and lease interest income and yield	$194,025	4.81%	$159,987	4.67%	$137,765	4.75%
Accretion of discount on purchased loans and leases	1,765	0.04%	4,655	0.14%	11,032	0.38%
As reported	$195,790	4.85%	$164,642	4.81%	$148,797	5.13%

Net interest income and net interest margin excluding acquisition accounting (1)	$176,814	3.78%	$155,199	3.79%	$131,996	3.47%
Accretion of discount on Non-PCI loans and leases	1,630	0.04%	4,177	0.10%	9,416	0.25%
Accretion of discount on PCI loans	135	—%	478	0.01%	1,616	0.04%
Accretion of time deposits premium	473	0.01%	2,658	0.06%	5,634	0.15%
Amortization of subordinated debentures discount	(329)	(0.01)%	(275)	(0.01)%	(176)	(0.01)%
Net impact	1,909	0.04%	7,038	0.16%	16,490	0.43%
As reported on a fully taxable equivalent basis (1)	$178,723	3.82%	$162,237	3.95%	$148,486	3.90%

(1)	Amounts calculated on a fully taxable equivalent basis using the 35% statutory federal tax rate.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2017, 2016 and 2015. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes related thereto presented elsewhere in this Report. See also “Cautionary Note Regarding Forward-Looking Statements.”

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
Allowance for Loan and Lease Losses and Allowance for Off-Balance Sheet Items
Our allowance for loan and lease losses methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experiences on loan pools segmented by type and risk rating, delinquency and charge-off trends, collateral values, changes in nonperforming loans and leases, and other factors. Qualitative factors include the general economic environment in our markets, delinquency and charge-off trends, and the change in nonperforming loans and leases. Concentration of credit, change of lending management and staff, quality of the loan and lease review system, and changes in interest rates are other qualitative factors that are considered in our methodologies. See “Financial Condition — Allowance for Loan and Lease Losses and Allowance for Off-Balance Sheet Items,” “Results of Operations — Provision for Credit Losses” and “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” for additional information on methodologies used to determine the allowance for loan and lease losses and the allowance for off-balance sheet items.
Executive Overview
For the years ended December 31, 2017, 2016 and 2015, net income was $54.7 million, $56.5 million and $53.8 million, respectively. The decrease in net income for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was due mainly to the increase in tax expense by 23.5 percent or $7.7 million, primarily because of a one-time revaluation adjustment to reduce the Company’s deferred tax asset due to a change in the Federal corporate tax rate in connection with the passage of the Tax Cuts and Jobs Act on December 22, 2017 and increases in noninterest expense and loan and lease loss provision offset by an increase in net interest income due to an increase in loans and leases receivable.
The increase in net income for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was mainly due to the increase in net interest income due to the increase in loans and leases receivable, a decrease in income tax expense and lower noninterest expense, offset by the impact of lower gain on sales of securities, disposition gains on PCI loans and lower negative provision for loan and lease losses.
For the years ended December 31, 2017, 2016 and 2015, our earnings per diluted share were $1.69, $1.75 and $1.68, respectively.
Significant financial highlights include:

•	Loans and leases receivable increased by $460 million, or 12.0 percent, to $4.30 billion as of December 31, 2017, compared to $3.84 billion as of December 31, 2016.

•
Deposits were $4.35 billion at December 31, 2017 compared to $3.81 billion at December 31, 2016 as noninterest-bearing demand deposits increased $109.0 million, or 9.1 percent, interest-bearing money market and savings accounts increased $197.8 million or 14.9 percent and time deposits increased $236.0 million, or 20 percent.

•
Cash dividends of $0.80 per share of common stock were declared for the year ended December 31, 2017, compared to $0.66 and $0.47 per share of common stock for the year ended December 31, 2016 and 2015, respectively.

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

	For the Year Ended
	December 31, 2017			December 31, 2016			December 31, 2015
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (1)	$4,039,346	$195,790	4.85%	$3,423,292	$164,642	4.81%	$2,901,698	$148,797	5.13%
Securities (2)	583,971	13,771	2.36%	614,749	13,194	2.15%	788,156	12,791	1.62%
FRB and FHLB stock (3)	16,385	1,232	7.52%	24,189	2,467	10.20%	30,049	2,786	9.27%
Interest-bearing deposits in other banks	40,333	449	1.11%	41,730	208	0.50%	85,974	221	0.26%
Total interest-earning assets	4,680,035	211,242	4.51%	4,103,960	180,511	4.40%	3,805,877	164,595	4.32%
Noninterest-earning assets:
Cash and due from banks	116,716			115,229			89,368
Allowance for loan and lease losses	(33,277)			(40,856)			(50,862)
Other assets	188,992			194,365			232,286
Total noninterest-earning assets	272,431			268,738			270,792
Total assets	$4,952,466			$4,372,698			$4,076,669
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$93,184	$74	0.08%	$95,298	$75	0.08%	$89,747	$114	0.13%
Money market and savings	1,495,378	12,515	0.84%	1,074,247	6,470	0.60%	846,254	4,194	0.50%
Time deposits	1,322,352	13,500	1.02%	1,255,883	10,025	0.80%	1,500,634	11,102	0.74%
Total interest-bearing deposits	2,910,914	26,089	0.90%	2,425,428	16,570	0.68%	2,436,635	15,410	0.63%
Borrowings (4)	119,041	1,077	0.90%	196,708	879	0.45%	38,259	76	0.20%
Subordinated debentures	95,811	5,353	5.57%	18,817	825	4.38%	18,619	623	3.35%
Total interest-bearing liabilities	3,125,766	32,519	1.04%	2,640,953	18,274	0.69%	2,493,513	16,109	0.65%
Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,249,158			1,182,157			1,066,251
Other liabilities	29,407			30,721			40,504
Stockholders’ equity	548,135			518,867			476,401
Total liabilities and stockholders’ equity	$4,952,466			$4,372,698			$4,076,669
Net interest income		$178,723			$162,237			$148,486
Cost of deposits (5)			0.63%			0.46%			0.44%
Net interest spread (taxable equivalent basis) (6)			3.47%			3.71%			3.67%
Net interest margin (taxable equivalent basis) (7)			3.82%			3.95%			3.90%

(1)	Loans and leases include loans held for sale and exclude the allowance for loan and lease losses. Nonaccrual loans and leases are included in the average loan and lease balance.

(2)	Amounts calculated on a fully equivalent basis using the then current statutory federal tax rate.

(3)	2016 and 2015 income include special dividend of $559,000 and $605,000 from FHLB of San Francisco, respectively.

(4)	Includes rescinded stock obligation of $149,000 for the year ended December 31, 2015.

(5)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(6)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(7)	Represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended December 31,
	2017 vs 2016			2016 vs 2015
	Increases (Decreases) Due to Change In			Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Loans and leases (1)	$29,772	$1,376	$31,148	$25,587	$(9,742)	$15,845
Securities (2)	(682)	1,259	577	(3,207)	3,610	403
FRB and FHLB stock	(681)	(554)	(1,235)	(581)	262	(319)
Interest-bearing deposits in other banks	(7)	248	241	(152)	139	(13)
Total interest and dividend income (2)	$28,402	$2,329	$30,731	$21,647	$(5,731)	$15,916
Interest expense:
Demand: interest-bearing	$(1)	$—	$(1)	$(2)	$(37)	$(39)
Money market and savings	2,992	3,053	6,045	1,306	970	2,276
Time deposits	561	2,914	3,475	(1,023)	(54)	(1,077)
Borrowings	(70)	268	198	618	185	803
Subordinated debentures	4,245	283	4,528	8	194	202
Total interest expense	$7,727	$6,518	$14,245	$907	$1,258	$2,165
Change in net interest income (2)	$20,675	$(4,189)	$16,486	$20,740	$(6,989)	$13,751

(1)	Loans and leases include loans held for sale and exclude the allowance for loan and lease losses. Nonaccrual loans and leases are included in the average loan and lease balance.

(2)	Amounts calculated on a fully equivalent basis using the then current statutory federal tax rate.
2017 Compared to 2016
Interest income, on a taxable equivalent basis, increased $30.7 million, or 17.0 percent, to $211.2 million for the year ended December 31, 2017 from $180.5 million for the year ended December 31, 2016. Interest expense increased $14.2 million or 78.0 percent, to $32.5 million in 2017 from $18.3 million in 2016. Net interest income, on a taxable equivalent basis, was $178.7 million and $162.2 million in 2017 and 2016, respectively. The increase in net interest income was primarily attributable to the growth in average loans and leases and the higher percentage of loans and leases in the mix of interest-earning assets. Average loans and leases were 86.3 percent of average interest earning assets for 2017, up from 83.4 percent for 2016. The net interest spread and net interest margin, on a taxable equivalent basis, for the year ended December 31, 2017 were 3.47 percent and 3.82 percent, respectively, compared with 3.71 percent and 3.95 percent, respectively, for the same period in 2016.
Average loans and leases increased $616.1 million, or 18.0 percent, to $4.03 billion in 2017 from $3.42 billion in 2016. Average securities decreased $30.8 million, or 5.0 percent, to $584.0 million in 2017 from $614.7 million in 2016. Average interest earning assets increased $576.1 million, or 14.0 percent, to $4.68 billion for the year ended December 31, 2017 from $4.10 billion for the same period in 2016. The increase in average loans and leases was due mainly to new loan production.

Average interest-bearing liabilities increased $484.8 million, or 18.4 percent, to $3.13 billion in 2017 compared to $2.64 billion in 2016. The increase in average interest-bearing liabilities resulted primarily from an increase in money market and savings deposits, time deposits and subordinated debentures, offset by a decrease in borrowings.
The average yield on loans and leases increased to 4.85 percent for the year ended December 31, 2017 from 4.81 percent in 2016, primarily due to increased loans and leases. The average yield on securities, on a taxable equivalent basis, increased to 2.36 percent in 2017 from 2.15 percent in 2016, attributable primarily to an increase in yields on mortgage-backed securities. The average yield on interest-earning assets, on a taxable equivalent basis, increased 11 basis points to 4.51 percent in 2017 from 4.40 percent in 2016, due mainly to the increase in the loan and lease portfolio. The average cost of interest-bearing liabilities increased by 35 basis points to 1.04 percent in 2017 from 0.69 percent in 2016. The increase was due to increases in the cost of deposits and borrowings.
2016 Compared to 2015
For the years ended December 31, 2016 and 2015, net interest income, on a tax-equivalent basis, was $162.2 million and $148.5 million, respectively. Interest income, on a taxable equivalent basis, increased $15.9 million, or 9.7 percent, to $180.5 million for the year ended December 31, 2016 from $164.6 million for the year ended December 31, 2015. Interest expense increased $2.2 million or 13.4 percent, to $18.3 million in 2016 from $16.1 million in 2015. The increase in net interest income was primarily attributable to the growth in average loans and leases and the higher percentage of loans and leases in the mix of interest earning assets. Average loans and leases were 83.4 percent of average interest earning assets for 2016, up from 76.2 percent for 2015. The net interest spread and net interest margin, on a taxable equivalent basis, for the year ended December 31, 2016 were 3.71 percent and 3.95 percent, respectively, compared with 3.67 percent and 3.90 percent, respectively, for the same period in 2015. Excluding the effects of acquisition accounting adjustments, net interest margin was 3.79 percent and 3.47 percent for 2016 and 2015, respectively.
Average loans and leases increased $521.6 million, or 18.0 percent, to $3.42 billion in 2016 from $2.90 billion in 2015. Average securities decreased $173.4 million, or 22.0 percent, to $614.7 million in 2016 from $788.2 million in 2015. Average interest earning assets increased $298.1 million, or 7.8 percent, to $4.10 billion for the year ended December 31, 2016 from $3.81 billion for the same period in 2015. The increase in average loans and leases was due mainly to new loan production. Average interest-bearing liabilities increased $147.4 million, or 5.9 percent, to $2.64 billion in 2016 compared to $2.49 billion in 2015. The increase in average interest-bearing liabilities resulted primarily from an increase in borrowings and growth in money market and savings deposits, offset by a decrease in average time deposits.
The average yield on loans and leases decreased to 4.81 percent for the year ended December 31, 2016 from 5.13 percent in 2015, primarily due to lower loan and lease yields and a decrease in discount accretion on purchased loans and leases. The average yield on securities, on a taxable equivalent basis, increased to 2.15 percent in 2016 from 1.62 percent in 2015, attributable primarily to increases in balances and yields on mortgage-backed securities. The average yield on interest-earning assets, on a 35 percent taxable equivalent basis, increased 8 basis points to 4.40 percent in 2016 from 4.32 percent in 2015, due mainly to the higher percentage of loans and leases in the mix of interest-earning assets. The average cost of interest-bearing liabilities increased by 4 basis points to 0.69 percent in 2016 from 0.65 percent in 2015. The increase was due to increases in the cost of deposits and borrowings.
Provision for Loan and Lease Losses
As a result of credit risks inherent in our lending business, we set aside an allowance for loan and lease losses through charges to earnings. These charges are made not only for our outstanding loan and lease portfolio, but also for off-balance sheet items, such as commitments to extend credit, or letters of credit. The charges made for our outstanding loan and lease portfolio are recorded to the allowance for loan and lease losses, whereas charges for off-balance sheet items are recorded to the reserve for off-balance sheet items, and are presented as a component of other liabilities.
2017 Compared to 2016
Most credit metrics continue to improve as the overall quality of the loan and lease portfolio improved in 2017. A loan and lease loss provision of $0.8 million was recorded for the year ended December 31, 2017, which included a $0.7 million negative provision for losses on PCI loans, compared to a negative loan and lease loss provision of $4.3 million for the year ended December 31, 2016, which included a $0.7 million provision for losses on PCI loans. The charge to other noninterest expense for losses on off-balance sheet items was $0.1 million in 2017 compared to a credit of $0.2 million for the same period in 2016.

Net loan and lease charge-offs were $2.2 million, or 0.05 percent of average loans and leases, for the year ended December 31, 2017 compared to net loan and lease charge-offs of $6.2 million, or 0.18 percent of average loans and leases, for the year ended December 31, 2016. There were no PCI loan charge-offs in 2017 compared to $5.1 million in PCI loan charge-offs in 2016.
Classified loans and leases (excluding PCI loans) decreased by $5.2 million, or 17.2 percent, to $25.1 million for the year ended December 31, 2017 from $30.3 million for the year ended December 31, 2016.
2016 Compared to 2015
Most credit metrics also experienced improvements as the quality of the loan and lease portfolio improved in 2016. Therefore, a negative loan and lease loss provision of $4.3 million was recorded for the year ended December 31, 2016, which included a $0.7 million provision for losses on PCI loans, compared to a negative loan and lease loss provision of $11.6 million for the year ended December 31, 2015, which included a $4.4 million provision for losses on PCI loans.
Net loan and lease charge-offs were $6.2 million, or 0.18 percent of average loans and leases, for the year ended December 31, 2016 compared to net recoveries of $1.9 million, or 0.07 percent of average loans and leases, for the year ended December 31, 2015.
Classified loans and leases (excluding PCI loans) decreased by $9.0 million, or 23.0 percent, to $30.3 million for the year ended December 31, 2016 from $39.3 million for the year ended December 31, 2015.
See “Nonperforming Assets” and “Allowance for Loan and Lease Losses and Allowance for Off-Balance Sheet Items” for further details.
Noninterest Income
The following table sets forth the various components of non-interest income for the years indicated:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Service charges on deposit accounts	$10,396	$11,380	$12,900
Trade finance and other service charges and fees	4,495	4,232	4,623
Other operating income	6,250	6,413	4,552
Subtotal service charges, fees and other income	21,141	22,025	22,075
Gain on sale of SBA loans	8,734	6,034	8,749
Disposition gains on PCI loans	1,792	4,970	10,167
Net gain on sales of securities	1,748	46	6,611
Total noninterest income	$33,415	$33,075	$47,602
2017 Compared to 2016
For the year ended December 31, 2017 noninterest income was $33.4 million, an increase of $340 thousand, or 1.0 percent, compared with $33.1 million in 2016. The increase was primarily attributable to increases in gain on sale of SBA loans and securities offset by lower gains from the resolution or disposition of PCI loans. Sales of SBA loans resulted in a net gain of $8.7 million for the year ended December 31, 2017 compared with $6.0 million in 2016 and securities resulted in a net gain of $1.7 million for the year ended December 31, 2017 compared with gains of $46 thousand in 2016. Disposition gains on PCI loans were $1.8 million in 2017 compared with $5.0 million in 2016.
2016 Compared to 2015
For the year ended December 31, 2016, noninterest income was $33.1 million, a decrease of $14.5 million, or 30.5 percent, compared with $47.6 million in 2015. The decrease was primarily attributable to lower securities transactions and lower gains from the resolution or disposition of PCI loans. Sales of securities resulted in a net gain of $46 thousand for the year ended December 31, 2016 compared with gains of $6.6 million in 2015. When a PCI loan is removed from a loan pool and the cash proceeds or assets received from the settlement of the loan are in excess of its carrying amount, we recognize such gains as disposition gains. Disposition gains on PCI loans were $5.0 million in 2016 compared with $10.2 million in 2015 as PCI loans declined $10.2 million in 2016 compared with $24.5 million decline in 2015. The increase in other operating income included a $1.0 million gain on sale of a branch facility during the third quarter of 2016.
Noninterest Expense
The following table sets forth the breakdown of noninterest expense for the years indicated:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Salaries and employee benefits	$67,944	$63,956	$62,864
Occupancy and equipment	15,740	14,992	17,371
Data processing	6,960	5,674	6,321
Professional fees	5,464	5,374	7,905
Supplies and communications	2,912	2,949	3,582
Advertising and promotion	3,952	3,910	4,201
Merger and integration costs (income)	(40)	312	1,971
OREO expense	302	63	307
Other operating expenses	10,868	10,993	10,806
Total noninterest expense	$114,102	$108,223	$115,328
2017 Compared to 2016
For the year ended December 31, 2017, noninterest expense was $114.1 million, an increase of $5.9 million or 5.4 percent, compared with $108.2 million in 2016. The increase was due primarily to increases in salaries and employee benefits and data processing fees.
2016 Compared to 2015
For the year ended December 31, 2016, noninterest expense was $108.2 million, a decrease of $7.1 million or 6.2 percent, compared with $115.3 million in 2015. The decrease was due primarily to reductions in merger and integration costs, professional fees and data processing fees related to the CBI Acquisition, along with lower occupancy and equipment expense from the branch closures and consolidations completed in the third quarter of 2015.
Income Tax Expense
For the years ended December 31, 2017, 2016 and 2015, income tax expense was $40.6 million, $32.9 million and $38.2 million, respectively. The effective tax rate for the years ended December 31, 2017, 2016 and 2015 was 42.6 percent, 36.8 percent and 41.5 percent, respectively. The higher effective tax rate in 2017 included a $3.9 million charge arising from a one-time revaluation adjustment to reduce the Company’s deferred tax asset due to a change in the Federal corporate tax in connection with the passage of the Tax Cuts and Jobs Act on December 22, 2017. The lower effective tax rate for 2016 included a $1.8 million benefit arising from the finalization of the 2014 amended income tax returns.
Income taxes are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 11 — Income Taxes” presented elsewhere herein.
Financial Condition
Securities Portfolio
Securities are classified as held to maturity, available for sale, or trading in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified either as “available for sale” or “trading.” There were no held to maturity or trading securities as of December 31, 2017 and 2016. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale and trading securities are stated at fair value. The composition of our securities portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. Our securities portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of December 31, 2017, our securities portfolio was composed primarily of U.S. government sponsored agencies mortgage-backed securities and collateralized mortgage obligations. Most of the securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of December 31, 2017, 2016 and 2015.
The following table summarizes the amortized cost, fair value and distribution of securities as of the dates indicated:

	December 31, 2017			December 31, 2016			December 31, 2015
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(In thousands)
Securities available for sale:
Mortgage-backed securities (1)	$306,166	$303,609	$(2,557)	$230,489	$229,630	$(859)	$286,450	$284,381	$(2,069)
Collateralized mortgage obligations (1)	119,658	117,768	(1,890)	77,447	76,451	(996)	97,904	96,986	(918)
U.S. government agency securities	7,499	7,414	(85)	7,499	7,441	(58)	48,478	47,822	(656)
SBA loan pool securities	—	—	—	4,356	4,146	(210)	63,670	63,266	(404)
Municipal bonds-tax exempt	125,601	127,475	1,874	159,789	158,030	(1,759)	162,101	163,902	1,801
Municipal bonds-taxable	—	—	—	13,391	13,701	310	13,932	14,033	101
Corporate bonds	—	—	—	5,010	5,015	5	5,017	4,993	(24)
U.S. treasury securities	152	152	—	156	156	—	159	160	1
Mutual funds	22,916	22,386	(530)	22,916	22,394	(522)	22,916	22,753	(163)
Total securities available for sale:	$581,992	$578,804	$(3,188)	$521,053	$516,964	$(4,089)	$700,627	$698,296	$(2,331)

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.
As of December 31, 2017, securities available for sale increased 12.0 percent to $578.8 million, compared to $517.0 million as of December 31, 2016. As of December 31, 2017, securities available for sale had a net unrealized loss of $3.2 million, comprised of $2.1 million of unrealized gains and $5.3 million of unrealized losses. As of December 31, 2016, securities available for sale had a net unrealized loss of $4.1 million, comprised of $1.2 million of unrealized gains and $5.3 million of unrealized losses.
The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their weighted-average yield as of December 31, 2017:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(In thousands)
Securities available for sale:
Mortgage-backed securities	$16,138	1.54%	$45,168	1.61%	$88,350	2.18%	$156,510	2.31%	$306,166	2.13%
Collateralized mortgage obligations	65	1.22%	1,997	1.57%	19,981	1.46%	97,615	1.98%	119,658	1.89%
U.S. government agency securities	—	—%	7,499	1.52%	—	—%	—	—%	7,499	1.52%
Municipal bonds-tax exempt (1)	—	—%	4,547	2.57%	76,859	3.18%	44,195	4.15%	125,601	3.50%
U.S. treasury securities	152	1.20%	—	—%	—	—%	—	—%	152	1.20%
Mutual funds	—	—%	—	—%	—	—%	22,916	2.06%	22,916	2.06%
Total securities available for sale	$16,355	1.54%	$59,211	1.67%	$185,190	2.52%	$321,236	2.45%	$581,992	2.37%

(1)	The yield on municipal bonds has been computed on a federal tax-equivalent basis of 35% .
Loan and Lease Portfolio
Real estate loans are secured by commercial or residential properties for the purpose of financing a purchase, refinancing debt, or making building improvements. These loans are either owner-occupied or non-owner occupied. The Bank originates these loans using underwriting guidelines which include minimum debt service ability, maximum loan to value ratios, and analyzing the borrower’s future capacity to repay the loan.
Commercial and industrial loans are extended to businesses on a term or line of credit basis. The Bank provides commercial term loans for the purposes of purchasing business, equipment, leasehold improvements or working capital, with maturities ranging from three to seven years. The Bank also provides commercial lines of credit for the purposes of short-term working capital, financing trading assets, or import and export financing. These lines of credit usually have maturities of one year.
Leases receivable include equipment finance agreements with terms ranging from 1 to 7 years. Equipment leases are similar to commercial business loans in that the leases are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.
The following sets forth the amount of total loans and leases outstanding in each category as of the dates indicated, excluding loans held for sales:

	As of December 31,
	2017	2016	2015
Real estate loans:
Commercial property
Retail	$915,273	$859,953	$740,350
Hotel/motel	681,325	651,158	543,425
Other (1)	1,417,273	1,372,535	1,302,316
Total commercial property loans	3,013,871	2,883,646	2,586,091
Construction	55,190	55,962	23,387
Residential property	521,853	338,767	236,036
Total real estate loans	3,590,914	3,278,375	2,845,514
Commercial and industrial loans:
Commercial term	182,685	138,168	152,773
Commercial lines of credit	181,894	136,231	128,224
International loans	34,622	25,821	31,879
Total commercial and industrial loans	399,201	300,220	312,876
Leases receivable	297,284	243,294	—
Consumer loans (2)	17,059	22,880	24,926
Loans and leases receivable	4,304,458	3,844,769	3,183,316
Allowance for loans and lease losses	(31,043)	(32,429)	(42,935)
Loans and leases receivable, net	$4,273,415	$3,812,340	$3,140,381

(1)
Includes, among other property types, mixed-use, gas station, apartment, office, industrial, faith-based facilities and warehouse; the remaining real estate categories represents less than one percent of the Bank's total loans and leases.

(2)	Consumer loans include home equity lines of credit.

As of December 31, 2017, 2016 and 2015, loans and leases receivable (excluding loans held for sale), net of deferred loan costs, discounts and allowance for loan and lease losses, were $4.27 billion, $3.81 billion and $3.14 billion, respectively, representing an increase of $461.1 million or 12.1 percent in 2017, and $672.0 million, or 21.4 percent in 2016. The $461.1 million increase in loans and leases in 2017 was attributable primarily to an increase in residential property, leases receivable and commercial and industrial loans.
During the year ended December 31, 2017, total loan and lease disbursements consisted of $461.6 million in commercial real estate loans, $164.2 million in SBA loans, $167.4 million in commercial and industrial loans, and $164.6 million for loan and lease purchases. The increase was offset by $111.9 million in transfers to loans held for sale and $662.2 million in pay-offs and other net reductions.

The following table sets forth the percentage distribution of loans and leases in each category as of the dates indicated:

	As of December 31,
	2017	2016	2015
Real estate loans:
Commercial property
Retail	21.3%	22.4%	23.3%
Hotel/motel	15.8%	16.9%	17.1%
Other	33.0%	35.7%	40.9%
Total commercial property loans	70.1%	75.0%	81.2%
Construction	1.3%	1.5%	0.7%
Residential property	12.1%	8.8%	7.4%
Total real estate loans	83.5%	85.3%	89.4%
Commercial and industrial loans:
Commercial term	4.2%	3.6%	4.8%
Commercial lines of credit	4.2%	3.5%	4.0%
International loans	0.8%	0.7%	1.0%
Total commercial and industrial loans	9.2%	7.8%	9.8%
Leases receivable	6.9%	6.3%	—%
Consumer loans	0.4%	0.6%	0.8%
Loans and leases receivable	100.0%	100.0%	100.0%

The table below shows the maturity distribution of outstanding loans and leases as of December 31, 2017. In addition, the table shows the distribution of such loans and leases between those with floating or variable interest rates and those with fixed or predetermined interest rates. The table includes nonaccrual, non-PCI loans and leases of $15.8 million.

	Within One Year	After One Year but Within Five Years	After Five Years	Total
	(In thousands)
Real estate loans:
Commercial property
Retail	$56,707	$623,910	$234,656	$915,273
Hotel/motel	18,918	451,161	211,246	681,325
Other	95,555	930,340	391,378	1,417,273
Total commercial property loans	171,180	2,005,411	837,280	3,013,871
Construction	38,834	16,356	—	55,190
Residential property	321	2,126	519,406	521,853
Total real estate loans	210,335	2,023,893	1,356,686	3,590,914
Commercial and industrial loans:
Commercial term	11,894	108,843	61,948	182,685
Commercial lines of credit	122,899	58,995	—	181,894
International loans	34,622	—	—	34,622
Total commercial and industrial loans	169,415	167,838	61,948	399,201
Leases receivable	10,844	268,305	18,135	297,284
Consumer loans	2,250	595	14,214	17,059
Loans and leases receivable	$392,844	$2,460,631	$1,450,983	$4,304,458
Loans and leases with predetermined interest rates	$138,642	$1,313,141	$247,998	$1,699,781
Loans and leases with variable interest rates	$254,202	$1,147,490	$1,202,985	$2,604,677
As of December 31, 2017, the loan and leases portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of loans and leases receivable:

Industry	Balance as of December 31, 2017	Percentage of Gross Loans Outstanding
	(In thousands)
Lessor of nonresidential buildings	$1,303,506	30.3%
Hospitality	$692,345	16.1%
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
Except for nonperforming loans and leases set forth below, management is not aware of any loans and leases as of December 31, 2017 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as nonperforming at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.
The following table provides information with respect to the components of nonperforming assets (excluding PCI loans) as of the dates indicated:

	2017	2016	2015
	(In thousands)
Nonperforming loans and leases:
Real estate loans:
Commercial property
Retail	$224	$404	$946
Hotel/motel	5,263	5,266	5,790
Other	2,462	3,058	6,842
Total commercial property loans	7,949	8,728	13,578
Residential property	591	564	1,386
Total real estate loans	8,540	9,292	14,964
Commercial and industrial loans	1,892	824	2,643
Leases receivable	4,452	901	—
Consumer loans	921	389	1,511
Total nonaccrual loans	15,805	11,406	19,118
Loans and leases 90 days or more past due and still accruing	—	—	—
Total nonperforming loans and leases (1)	15,805	11,406	19,118
Other real estate owned	1,946	7,484	8,511
Total nonperforming assets	$17,751	$18,890	$27,629
Nonperforming loans and leases as a percentage of loans and leases receivable	0.37%	0.30%	0.60%
Nonperforming assets as a percentage of assets	0.34%	0.40%	0.65%
Troubled debt restructured performing loans	$7,259	$11,146	$3,061

(1)	Include troubled debt restructured nonperforming loans of $8.1 million, $6.9 million and $6.9 million as of December 31, 2017, 2016 and 2015, respectively.
Nonaccrual loans and leases were $15.8 million, $11.4 million and $19.1 million as of December 31, 2017, 2016 and 2015, respectively, representing an increase of $4.4 million or 38.6 percent, in 2017 and a decrease of $7.7 million or 40.3 percent, in 2016. There were no PCI loans on nonaccrual as of December 31, 2017. The increase in nonaccrual loans reflects the full year of operations for the Commercial Equipment Leasing Division which commenced operations in the fourth quarter of 2016.
Delinquent loans and leases (defined as 30 to 89 days past due and still accruing) were $11.2 million, $7.3 million and $6.7 million as of December 31, 2017, 2016 and 2015, respectively, representing an increase of $3.8 million or 52.3 percent, in 2017 and a decrease of $0.6 million, or 9.2 percent, in 2016.
The ratio of nonperforming loans and leases to loans and leases receivable increased to 0.37 percent at December 31, 2017 from 0.30 percent at December 31, 2016, and decreased from 0.60 percent at December 31, 2015. Of the $15.8 million nonperforming loans and leases as of December 31, 2017, $15.2 million were impaired based on the definition contained in FASB ASC 310, Receivables, which resulted in aggregate impairment reserves of $5.8 million. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.
As of December 31, 2017, OREO consisted of 6 properties with a combined carrying value of $1.9 million. As of December 31, 2016, there were 12 properties with a combined carrying value of $7.5 million, respectively.
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
The following table provides information on impaired loans (excluding PCI loans) as of the dates indicated:

	As of December 31,
	2017		2016		2015
	Recorded Investment	Percentage	Recorded Investment	Percentage	Recorded Investment	Percentage
	(In thousands)
Real estate loans:
Commercial property
Retail	$1,403	5.2%	$1,678	6.4%	$2,597	7.2%
Hotel/motel	6,184	22.7%	6,227	23.6%	7,168	20.0%
Other	8,513	31.3%	11,054	42.0%	14,681	40.9%
Total commercial property loans	16,100	59.2%	18,959	72.0%	24,446	68.2%
Residential property	2,563	9.4%	2,798	10.6%	2,895	8.1%
Total real estate loans	18,663	68.6%	21,757	82.6%	27,341	76.3%
Commercial and industrial loans	3,039	11.2%	4,174	15.8%	6,853	19.1%
Leases receivable	4,452	16.4%	—	—%	—	—%
Consumer loans	1,029	3.8%	419	1.6%	1,665	4.6%
Total	$27,183	100.0%	$26,350	100.0%	$35,859	100.0%
Impaired loans were $27.2 million, $26.4 million and $35.9 million as of December 31, 2017, 2016 and 2015, respectively, representing an increase of $0.8 million, or 3.2 percent, in 2017, and a decrease of $9.5 million, or 26.5 percent, in 2016. Specific allowance allocations associated with impaired loans increased $1.6 million to $5.9 million as of December 31, 2017, as compared to $4.3 million as of December 31, 2016.

During the year ended December 31, 2017, 2016 and 2015, interest income that would have been recognized had impaired loans performed in accordance with their original terms would have been $2.6 million, $3.1 million and $4.2 million, respectively. Of these amounts, actual interest recognized on impaired loans was $1.8 million, $2.4 million and $2.7 million for the year ended December 31, 2017, 2016 and 2015, respectively.

The following table provides information on troubled debt restructuring (“TDR”) loans (excluding PCI loans) as of dates indicated:

	As of December 31,
	2017			2016			2015
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(In thousands)
Real estate loans	$5,760	$6,033	$11,793	$6,195	$7,942	$14,137	$4,761	$7,177	$11,938
Commercial and industrial loans	1,529	1,118	2,647	708	3,085	3,793	2,001	2,872	4,873
Consumer loans	811	108	919	—	119	119	116	250	366
Total	$8,100	$7,259	$15,359	$6,903	$11,146	$18,049	$6,878	$10,299	$17,177
For the year ended December 31, 2017, we restructured monthly payments for 4 loans, with a net carrying value of $1.1 million at the time of modification, which we subsequently classified as TDRs. For the year ended December 31, 2016, we restructured monthly payments for 7 loans, with a net carrying value of $4.2 million at the time of modification, which we subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less.
As of December 31, 2017 and 2016, TDRs on accrual status totaled $7.3 million and $11.1 million, respectively, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $21 thousand and $740 thousand allowance relating to these loans, respectively, was included in the allowance for loan losses. As of December 31, 2017 and 2016, restructured loans on nonaccrual status totaled $8.1 million and $6.9 million, respectively, and a $2.2 million and $2.6 million allowance relating to these loans, respectively, was included in the allowance for loan losses.
Allowance for Loan and Lease Losses and Allowance for Off-Balance Sheet Items
The Bank charges or credits the income statement for provisions to the allowance for loan and lease losses and the allowance for off-balance sheet items at least quarterly based upon the allowance need. The allowance is determined through an analysis involving quantitative calculations based on historic loss rates and qualitative adjustments for general allowances and individual impairment calculations for specific allocations. The Bank charges the allowance for actual losses and credits the allowance for recoveries on loans and leases previously charged-off.
The Bank evaluates the allowance methodology at least annually. For the fourth quarter of 2017, the Bank utilized a 27-quarter look-back period anchored to the first quarter of 2011, with equal weighting to all quarters. Management determined it was appropriate to anchor the look-back period in consideration for a prolonged period of low losses and the procyclical nature of provisioning. The anchoring will allow the Bank to better capture the economic cycle while improving the ability to measure losses. For the fourth quarter of 2016, the Bank utilized a 24-quarter look-back period. For the fourth quarter of 2015, the Bank utilized a 20-quarter look-back period. In addition, the estimated loss emergence period utilized in the Bank’s loss migration analysis changed to 2.5 years in 2016 from estimated 1.0 year in 2015 and remained unchanged in 2017. Moreover, in the fourth quarter of 2015, the Bank reevaluated the qualitative adjustments, reducing their affect in light of the lengthening of the business cycle and the continued improvement in credit metrics. The change in methodology did not materially affect the amount of the allowance at December 31, 2017, 2016 or 2015.
To determine general allowance requirements, existing loans were divided into eleven general loan pools of risk-rated loans as well as three homogenous loan pools. In 2015, existing loans were divided into fourteen general loan pools of risk-rated loans as well as three homogenous loan pools. In 2016, the pooling was revised to eliminate loan types that can be combined under a broader category in order to maintain an accurate analysis of the defined segmentation. For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade to determine risk factors for potential loss inherent in the current outstanding loan portfolio. Since the homogeneous loans are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific allowances are allocated for loans deemed “impaired.”
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

The following tables reflects our allocation of the allowance for loan and lease losses by loan category as well as the loans receivable for each loan type:

	As of December 31,
	2017			2016			2015
	Allowance Amount	Percentage	Non-PCI Loans and Leases	Allowance Amount	Percentage	Non-PCI Loans and Leases	Allowance Amount	Percentage	Non-PCI Loans and Leases
	(In thousands)
Real estate loans:
Commercial property
Retail	$2,698	8.8%	$913,628	$4,172	13.3%	$857,629	$5,164	13.8%	$735,501
Hotel/motel	5,793	19.0%	679,683	9,171	29.2%	649,540	8,175	21.8%	539,345
Other	5,706	18.6%	1,413,852	8,886	28.3%	1,367,776	12,608	33.6%	1,292,606
Total commercial property loans	14,197	46.4%	3,007,163	22,229	70.8%	2,874,945	25,947	69.2%	2,567,452
Construction	796	2.6%	55,190	1,916	6.1%	55,962	1,732	4.6%	23,387
Residential property	1,760	5.7%	520,902	1,067	3.4%	337,791	2,121	5.7%	234,879
Total real estate loans	16,753	54.7%	3,583,255	25,212	80.3%	3,268,698	29,800	79.5%	2,825,718
Commercial and industrial loans:
Commercial term	4,960	16.1%	182,636	3,961	12.6%	138,032	4,734	12.6%	152,602
Commercial lines of credit	2,070	6.7%	181,894	1,297	4.1%	136,231	1,954	5.2%	128,224
International loans	329	1.1%	34,622	324	1.0%	25,821	393	1.0%	31,879
Total commercial and industrial loans	7,359	23.9%	399,152	5,582	17.7%	300,084	7,081	18.8%	312,705
Leases receivable	6,279	20.4%	297,284	307	1.0%	243,294	—	—%	—
Consumer loans	102	0.3%	17,019	191	0.6%	22,830	242	0.6%	24,879
Unallocated	230	0.7%	—	166	0.4%	—	371	1.1%	—
Total	$30,723	100.0%	$4,296,710	$31,458	100.0%	$3,834,906	$37,494	100.0%	$3,163,302

	As of December 31,
	2017			2016			2015
	Allowance Amount	Percentage	PCI Loans	Allowance Amount	Percentage	PCI Loans	Allowance Amount	Percentage	PCI Loans
	(In thousands)
Real estate loans:
Commercial property
Retail	$31	9.7%	$1,645	$122	12.6%	$2,324	$269	4.9%	$4,849
Hotel/motel	129	40.3%	1,642	138	14.2%	1,618	88	1.6%	4,080
Other	16	5.0%	3,421	590	60.8%	4,759	4,889	89.9%	9,711
Total commercial property loans	176	55.0%	6,708	850	87.6%	8,701	5,246	96.4%	18,640
Residential property	83	25.9%	951	72	7.4%	976	151	2.8%	1,156
Total real estate loans	259	80.9%	7,659	922	95.0%	9,677	5,397	99.2%	19,796
Commercial and industrial loans	41	12.8%	49	41	4.2%	136	42	0.8%	171
Consumer loans	20	6.3%	40	8	0.8%	50	2	—%	47
Total	$320	100.0%	$7,748	$971	100.0%	$9,863	$5,441	100.0%	$20,014

The following table sets forth certain information regarding our allowance for loan and lease losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying loss factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities:

	As of and for the Year Ended December 31,
	2017			2016			2015
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$31,458	$971	$32,429	$37,494	$5,441	$42,935	$51,640	$1,026	$52,666
Charge-offs	(5,899)	—	$(5,899)	(3,736)	(5,133)	(8,869)	(3,531)	—	(3,531)
Recoveries on loans previously charged off	3,682	—	$3,682	2,702	—	2,702	5,423	—	5,423
Net (charge-offs) recoveries	(2,217)	—	(2,217)	(1,034)	(5,133)	(6,167)	1,892	—	1,892
Loan and lease loss provision (income)	1,482	(651)	831	(5,002)	663	(4,339)	(16,038)	4,415	(11,623)
Balance at end of period	$30,723	$320	$31,043	$31,458	$971	$32,429	$37,494	$5,441	$42,935
Allowance for off-balance sheet items:
Balance at beginning of period	$1,184	$—	$1,184	$986	$—	$986	$1,366	$—	$1,366
Provision (income) charged (credited) to operating expense	112	—	$112	198	—	198	(380)	—	(380)
Balance at end of period	$1,296	$—	$1,296	$1,184	$—	$1,184	$986	$—	$986
Ratios:
Net charge-offs (recoveries) to average loans and leases	0.05%	—%	0.05%	0.03%	34.36%	0.18%	(0.06)%	—%	(0.07)%
Net charge-offs (recoveries) to loans and leases	0.05%	—%	0.05%	0.03%	52.04%	0.16%	(0.06)%	—%	(0.06)%
Allowance for loan losses to average loans and leases	0.76%	3.64%	0.77%	0.90%	6.50%	0.95%	1.27%	18.14%	1.48%
Allowance for loan losses to loans and leases	0.72%	4.14%	0.72%	0.82%	9.84%	0.84%	1.19%	27.19%	1.35%
Net loan charge-offs (recoveries) to allowance for loan losses	7.22%	—%	7.14%	3.29%	528.63%	19.02%	(5.05)%	—%	(4.41)%
Allowance for loan losses to nonperforming loans	194.39%	—%	196.42%	275.80%	—%	284.32%	196.12%	—%	224.58%
Balance:
Average loans and leases during period	$4,065,808	$8,806	$4,039,346	$3,499,104	$14,939	$3,423,292	$2,951,329	$30,002	$2,901,698
Loans and leases at end of period	$4,296,710	$7,748	$4,304,458	$3,834,906	$9,863	$3,844,769	$3,163,302	$20,014	$3,183,316
Nonperforming loans and leases at end of period	$15,805	$—	$15,805	$11,406	$—	$11,406	$19,118	$—	$19,118
The allowance for loan and lease losses was $31.0 million, $32.4 million and $42.9 million, respectively, as of December 31, 2017, 2016 and 2015, representing a decrease of $1.4 million, or 4.3 percent, in 2017 and a decrease of $10.5 million, or 24.5 percent, in 2016. The allowance for loan and lease losses as a percentage of loans and leases decreased to 0.72 percent as of December 31, 2017 from 0.84 percent as of December 31, 2016. The decrease in the the allowance for loan and leases losses was primarily due to charge-offs related to impaired and non-accrual loans and negative provision expense for PCI loans.

The allowance for off-balance sheet exposure, primarily unfunded loan commitments, as of December 31, 2017, 2016 and 2015 was $1.3 million, $1.2 million and $986 thousand, respectively, representing an increase of $0.1 million, or 9.5 percent, in 2017, and an increase of $0.2 million, or 20.1 percent, in 2016. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances were adequate for losses inherent in the loan and lease portfolio and off-balance sheet exposure as of December 31, 2017.
The following table presents a summary of net charge-offs (recoveries) for the loan and lease portfolio (excluding PCI loans):

	2017			2016			2015
	Charge-offs	Recoveries	Net Charge-offs (Recoveries)	Charge-offs	Recoveries	Net Charge-offs (Recoveries)	Charge-offs	Recoveries	Net Charge-offs (Recoveries)
	(In thousands)
Real estate loans	$2,150	$1,527	$623	$3,022	$667	$2,355	$565	$2,081	$(1,516)
Commercial and industrial loans	2,516	1,901	615	706	1,978	(1,272)	2,966	3,339	(373)
Leases receivable	1,233	239	994	6	1	5	—	—	—
Consumer loans	—	15	(15)	2	56	(54)	—	3	(3)
Total	$5,899	$3,682	$2,217	$3,736	$2,702	$1,034	$3,531	$5,423	$(1,892)
For the year ended December 31, 2017, charge-offs were $5.9 million, an increase of $2.2 million, or 57.9 percent, from $3.7 million for the same period in 2016, and recoveries were $3.7 million, a decrease of $981 thousand, or 36.3 percent, from $2.7 million in 2016. For the year ended December 31, 2017, net loan and lease charge-offs (excluding PCI loans) were $2.2 million, compared to net charge-offs of $1.0 million for 2016.
Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	As of December 31,
	2017		2016		2015
	Balance	Percent	Balance	Percent	Balance	Percent
	(In thousands)
Demand – noninterest-bearing	$1,312,274	30.2%	$1,203,240	31.6%	$1,155,518	32.9%
Interest-bearing:
Demand	92,948	2.1%	96,856	2.5%	126,059	3.6%
Money market and savings	1,527,100	35.1%	1,329,324	34.9%	840,386	23.9%
Time deposits of $100,000 or more	1,131,789	26.0%	844,386	22.2%	881,082	25.1%
Other time deposits	284,543	6.6%	335,931	8.8%	506,931	14.5%
Total deposits	$4,348,654	100.0%	$3,809,737	100.0%	$3,509,976	100.0%
Total deposits were $4.35 billion, $3.81 billion and $3.51 billion as of December 31, 2017, 2016 and 2015, respectively, representing an increase of $538.9 million, or 14.1 percent, in 2017, and an increase of $299.7 million, or 8.5 percent, in 2016. The increase in total deposits for 2017 was mainly attributable to a $236.0 million increase in time deposits, an increase of $197.8 million in money market and savings accounts and an increase of $109.0 million in noninterest-bearing demand deposits.
Time deposits of $100,000 or more totaled $1.13 billion, $844.4 million and $881.1 million, respectively, representing an increase of $287.4 million, or 34.0 percent, in 2017 and a decrease of $43.7 million, or 4.9 percent, in 2016. Noninterest-bearing demand deposits represented 30.2 percent of total deposits at December 31, 2017, compared to 31.6 percent and 32.9 percent of total deposits at December 31, 2016 and 2015, respectively.

The following table shows the distribution of average deposits and the average rates paid for dates indicated:

	December 31,
	2017		2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(In thousands)
Demand – noninterest-bearing	$1,249,158	—%	$1,182,157	—%	$1,066,251	—%
Interest-bearing:
Demand	93,184	0.08%	95,298	0.08%	89,747	0.13%
Money market and savings	1,495,378	0.84%	1,074,247	0.60%	846,254	0.50%
Time deposits of $100,000 or more	1,012,099	1.03%	836,323	0.79%	889,235	0.75%
Other time deposits	310,253	0.98%	419,560	0.82%	611,399	0.73%
Total deposits	$4,160,072	0.63%	$3,607,585	0.46%	$3,502,886	0.47%
Average deposits for the years ended December 31, 2017, 2016 and 2015 were $4.16 billion, $3.61 billion and $3.50 billion, respectively. Average deposits increased by 15.3 percent in 2017 and increased by 3.0 percent in 2016.
The following table summarizes the maturity of time deposits of $100,000 or more at December 31, 2017, 2016 and 2015, respectively.

	As of December 31,
	2017	2016	2015
	(In thousands)
Three months or less	$237,683	$181,038	$202,740
Over three months through six months	402,535	217,567	163,894
Over six months through twelve months	359,314	331,338	381,275
Over twelve months	132,257	114,443	133,173
	$1,131,789	$844,386	$881,082
Borrowings and Subordinated Debentures
Borrowings mostly take the form of advances from the FHLBSF and overnight federal funds. At December 31, 2017, advances from the FHLB were $150.0 million, a decrease of $165.0 million from $315.0 million at December 31, 2016. At December 31, 2017, all FHLB advances have remaining maturities of less than one year, and the weighted-average interest rate at December 31, 2017 was 1.41 percent. See “Note 9 - Borrowings” for more details.
Subordinated debentures increased $98.3 million to $117.3 million as of December 31, 2017, from $19.0 million as of December 31, 2016. This increase was due to the issuance of $100 million fixed-to-floating subordinated notes in March 2017. The balance of the notes, net of debt issuance costs, was $98.0 million as of December 31, 2017. In addition to the notes issued in 2017, subordinated debentures include junior subordinated deferrable interest debentures assumed by the Company in the CBI acquisition in 2014, with a balance, net of unamortized discount, of $19.3 million and $19.0 million as of December 31, 2017 and 2016, respectively. See “Note 10 - Subordinated Debentures” for more details.
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

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest Rate	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(dollars in thousands)
300%	$(1,085)	(0.58)%	$7,314	3.88%
200%	$(722)	(0.38)%	$4,923	2.61%
100%	$(32)	(0.02)%	$3,291	1.74%
(100)%	$(5,490)	(2.92)%	$(13,260)	(7.03)%

	Economic Value of Equity (EVE)
Change in Interest Rate	Dollar Change	Percentage Change
	(dollars in thousands)
300%	$(18,324)	(3.13)%
200%	$(12,288)	(2.10)%
100%	$41	0.01%
(100)%	$(20,440)	(3.49)%
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
Capital Resources and Liquidity
Capital Resources
Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, management periodically assesses projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, earnings generated from operations, and access to capital from financial markets through the issuance of additional securities, including common stock or notes, to meet our capital needs.
At December 31, 2017, the Bank’s total risk-based capital ratio of 15.20 percent, Tier 1 risk-based capital ratio of 14.47 percent, common equity Tier 1 capital ratio of 14.47 percent and Tier 1 leverage capital ratio of 12.44 percent, placed the Bank in the “well capitalized” category, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratio of 6.50 percent and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.
At December 31, 2017, the Company's total risk-based capital ratio, Tier 1 risk-based capital ratio, common equity Tier 1 capital ratio and Tier 1 leverage capital ratio were 15.50 percent, 12.55 percent, of 12.19 percent and 10.79 percent, respectively, all of which exceeded all of the Company's regulatory capital ratio requirements.
For a discussion of recently implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Act, see “Note 13 — Regulatory Matters” of Notes to Consolidated Financial Statements in this Report.

Liquidity
For a discussion of our liquidity position, see “Note 20 - Liquidity” of Notes to Consolidated Financial Statements in this Report.
Off-Balance Sheet Arrangements
For a discussion of off-balance sheet arrangements, see “Note 19 — Off-Balance Sheet Commitments” of Notes to Consolidated Financial Statements and “Item 1. Business — Off-Balance Sheet Commitments” in this Report.
Contractual Obligations
Our contractual obligations, excluding accrued interest payments, as of December 31, 2017 are as follows:

	Less Than One Year	More Than One Year and Less Than Three Years	More Than Three Years and Less Than Five Years	More Than Five Years	Total
	(In thousands)
Time deposits	$1,236,380	$163,722	$16,230	$—	$1,416,332
Federal Home Loan Bank advances	150,000	—	—	—	150,000
Commitments to extend credit	244,863	49,525	7,604	16,642	318,634
Standby letter of credit	18,178	1,116	—	—	19,294
Operating lease obligations	5,621	9,003	4,884	7,743	27,251
Total	$1,655,042	$223,366	$28,718	$24,385	$1,931,511
Operating lease obligations represent the total minimum lease payments under non-cancelable operating leases with remaining terms of up to fifteen years.
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
Item 8.         Financial Statements and Supplementary Data
The financial statements required to be filed as a part of this Report are set forth on pages 57 through 116.
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.     Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2017, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2017. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Hanmi Financial’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2017, Hanmi Financial maintained effective internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2017, there has been no change in Hanmi Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Hanmi Financial’s internal control over financial reporting.
Attestation Report of the Company’s Independent Registered Public Accounting Firm
KPMG LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements of Hanmi Financial and its subsidiaries, has issued an audit report on the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2017 in accordance with the standards of Public Company Accounting Oversight Board (United States).

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Hanmi Financial Corporation and subsidiaries:
Opinion on Internal Control Over Financial Reporting
We have audited Hanmi Financial Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financnial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Los Angeles, California
March 1, 2018

Item 9B.         Other Information
None.

Part III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the sections of Hanmi Financial Corporation's Definitive Proxy Statement to be filed with the SEC in connection with its 2018 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Election of Directors,” “Corporate Governance Principles and Board Matters,” “Executive Compensation — Officers” and "Beneficial Ownership of Principal Stockholders and Management — Section 16(a) Beneficial Ownership Reporting Compliance."
Item 11.     Executive Compensation
The information required by this Item is incorporated herein by reference to the sections of the Proxy Statement entitled “Corporate Governance and Board Matters — Director Compensation,” “— CHR Committee Interlocks and Insider Participation” and “Executive Compensation.”
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management not otherwise included herein is incorporated by reference to the 2018 Proxy Statement under the heading “Stock Ownership of Principal Stockholders, Directors and Management.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the total number of shares available for issuance under the Company’s equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	364,088	$17.86	533,541
Equity compensation plans not approved by security holders	—
Total equity compensation plans	364,088	$17.86	533,541
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the sections of the Proxy Statement entitled “Corporate Governance and Board Matters — Director Independence” and “Certain Relationships and Related Transactions.”
Item 14.     Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the section of the 2018 Proxy Statement entitled “Ratification of the Appointment of the Independent Registered Public Accounting Firm” and "Audit and Non-Audit Fees."

Part IV
Item 15.     Exhibits and Financial Statement Schedules

(1)	The financial statements are listed in the Index to consolidated financial statements on page 57 of this Report.

(2)	All financial statement schedules have been omitted, as the required information is not applicable, not material or has been included in the notes to consolidated financial statements.

(3)	The exhibits required to be filed with this Report are listed in the exhibit index included herein at pages 118 – 119.

Item 16.     Form 10-K Summary
None.

Hanmi Financial Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Hanmi Financial Corporation and subsidiaries:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hanmi Financial Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2001.
Los Angeles, California
March 1, 2018

Hanmi Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands except share data)

	December 31, 2017	December 31, 2016
Assets
Cash and due from banks	$153,826	$147,235
Securities available for sale, at fair value (amortized cost of $581,992 as of December 31, 2017 and $521,053 as of December 31, 2016)	578,804	516,964
Loans held for sale, at the lower of cost or fair value	6,394	9,316
Loans and leases receivable, net of allowance for loan and lease losses of $31,043 as of December 31, 2017 and $32,429 as of December 31, 2016	4,273,415	3,812,340
Accrued interest receivable	12,770	10,987
Premises and equipment, net	26,655	28,698
Other real estate owned (“OREO”), net	1,946	7,484
Customers’ liability on acceptances	803	978
Servicing assets	10,218	10,564
Goodwill and other intangibles, net	12,544	12,889
Federal Home Loan Bank stock (“FHLB”), at cost	16,385	16,385
Deferred tax assets	32,455	46,332
Current tax assets	5,824	1,715
Bank-owned life insurance	50,554	49,440
Prepaid expenses and other assets	27,892	30,019
Total assets	$5,210,485	$4,701,346
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$1,312,274	$1,203,240
Interest-bearing	3,036,380	2,606,497
Total deposits	4,348,654	3,809,737
Accrued interest payable	5,309	2,567
Bank’s liability on acceptances	803	978
Borrowings	150,000	315,000
Subordinated debentures	117,270	18,978
Accrued expenses and other liabilities	25,972	23,061
Total liabilities	4,648,008	4,170,321
Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,083,133 shares (32,431,627 shares outstanding) as of December 31, 2017 and issued 32,946,197 shares (32,330,747 shares outstanding) as of December 31, 2016	33	33
Additional paid-in capital	565,627	562,446
Accumulated other comprehensive loss, net of tax benefit of $1,319 as of December 31, 2017 and $1,695 as of December 31, 2016	(1,869)	(2,394)
Retained earnings	70,575	41,726
Less: treasury stock, at cost; 651,506 shares as of December 31, 2017 and 615,450 shares as of December 31, 2016	(71,889)	(70,786)
Total stockholders’ equity	562,477	531,025
Total liabilities and stockholders’ equity	$5,210,485	$4,701,346
See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Income
(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Interest and dividend income:
Interest and fees on loans and leases	$195,790	$164,642	$148,797
Interest on securities	11,850	11,154	12,422
Dividends on FRB and FHLB stock	1,232	2,467	2,786
Interest on deposits in other banks	449	208	221
Total interest and dividend income	209,321	178,471	164,226
Interest expense:
Interest on deposits	26,089	16,570	15,410
Interest on borrowings	1,077	879	76
Interest on subordinated debentures	5,353	825	623
Total interest expense	32,519	18,274	16,109
Net interest income before provision for loan and lease losses	176,802	160,197	148,117
Loan and lease loss provision (income)	831	(4,339)	(11,614)
Net interest income after provision for loan and lease losses	175,971	164,536	159,731
Noninterest income:
Service charges on deposit accounts	10,396	11,380	12,900
Trade finance and other service charges and fees	4,495	4,232	4,623
Gain on sales of Small Business Administration ("SBA") loans	8,734	6,034	8,749
Disposition gains on Purchased Credit Impaired ("PCI") loans	1,792	4,970	10,167
Net gain on sales of securities	1,748	46	6,611
Other operating income	6,250	6,413	4,552
Total noninterest income	33,415	33,075	47,602
Noninterest expense:
Salaries and employee benefits	67,944	63,956	62,864
Occupancy and equipment	15,740	14,992	17,371
Data processing	6,960	5,674	6,321
Professional fees	5,464	5,374	7,905
Supplies and communications	2,912	2,949	3,582
Advertising and promotion	3,952	3,910	4,201
Merger and integration costs (income)	(40)	312	1,971
OREO expense	302	63	307
Other operating expenses	10,868	10,993	10,806
Total noninterest expense	114,102	108,223	115,328
Income from continuing operations before provision for income taxes	95,284	89,388	92,005
Provision for income taxes	40,624	32,899	38,182
Net income	$54,660	$56,489	$53,823
Basic earnings per share	$1.70	$1.76	$1.69
Diluted earnings per share	$1.69	$1.75	$1.68
Weighted-average shares outstanding:
Basic	32,071,585	31,899,582	31,788,215
Diluted	32,249,918	32,048,704	31,876,820
See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$54,660	$56,489	$53,823

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities
Unrealized holding gain (loss) arising during period	2,649	(1,712)	5,265
Less: reclassification adjustment for net gain included in net income	(1,748)	(46)	(6,611)
Unrealized loss on interest-only strip of servicing assets	—	(9)	(7)
Income tax (expense) benefit related to items of other comprehensive income	(376)	(312)	575
Other comprehensive income (loss)	525	(2,079)	(778)

Comprehensive income	$55,185	$54,410	$53,045
See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Retained Earnings	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at January 1, 2015	32,488,097	(577,894)	31,910,203	$257	$554,904	$463	$(32,379)	$(69,858)	$453,387
Stock options exercised	46,516	—	46,516	—	616	—	—	—	616
Restricted stock awards, net of forfeitures	31,909	—	31,909	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,241	—	—	—	2,241
Restricted stock surrendered due to employee tax liability	—	(14,269)	(14,269)	—	—	—	—	(349)	(349)
Cash dividends declared	—	—	—	—	—	—	(15,022)	—	(15,022)
Net income	—	—	—	—	—	—	53,823	—	53,823
Change in unrealized gain (loss) on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	(778)	—	—	(778)
Balance at December 31, 2015	32,566,522	(592,163)	31,974,359	$257	$557,761	$(315)	$6,422	$(70,207)	$493,918
Correction of accounting for the 2011 1-for-8 stock split	—	—	—	(224)	224	—	—	—	—
Stock options exercised	94,997	—	94,997	—	1,453	—	—	—	1,453
Restricted stock awards, net of forfeitures	284,678	—	284,678	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,008	—	—	—	3,008
Restricted stock surrendered due to employee tax liability	—	(23,287)	(23,287)	—	—	—	—	(579)	(579)
Cash dividends declared	—	—	—	—	—	—	(21,185)	—	(21,185)
Net income	—	—	—	—	—	—	56,489	—	56,489
Change in unrealized gain (loss) on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	(2,079)	—	—	(2,079)
Balance at December 31, 2016	32,946,197	(615,450)	32,330,747	$33	$562,446	$(2,394)	$41,726	$(70,786)	$531,025
Stock options exercised	23,813	—	23,813	—	288	—	—	—	288
Restricted stock awards, net of forfeitures	113,123	—	113,123	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,893	—	—	—	2,893
Restricted stock surrendered due to employee tax liability	—	(36,056)	(36,056)	—	—	—	—	(1,103)	(1,103)
Cash dividends declared	—	—	—	—	—	—	(25,811)	—	(25,811)
Net income	—	—	—	—	—	—	54,660	—	54,660
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	525	—	—	525
Balance at December 31, 2017	33,083,133	(651,506)	32,431,627	$33	$565,627	$(1,869)	$70,575	$(71,889)	$562,477
See Accompanying Notes to Consolidated Financial Statements

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$54,660	$56,489	$53,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,854	14,578	17,846
Share-based compensation expense	2,893	3,008	2,241
Loan and lease loss provision (income)	831	(4,339)	(11,614)
Gain on sales of securities	(1,748)	(46)	(6,611)
Gain on sales of premises and equipment	(1)	(1,053)	(137)
Gain on sales of SBA loans	(8,734)	(6,034)	(8,749)
Disposition gains on PCI loans	(1,792)	(4,970)	(10,167)
Loss on sales of other real estate owned	(482)	—	—
Valuation adjustment on other real estate owned	784	63	(27)
Origination of SBA loans held for sale	(109,111)	(91,367)	(86,657)
Proceeds from sales of SBA loans	117,780	92,215	98,083
Change in accrued interest receivable	(1,783)	(1,486)	248
Change in bank-owned life insurance	(1,114)	(1,100)	(797)
Change in prepaid expenses and other assets	1,580	(1,434)	3,720
Change in current tax assets	(4,109)	5,451	18,055
Change in deferred tax assets	13,501	3,364	9,142
Change in accrued interest payable	2,742	(610)	(273)
Change in other liabilities	1,113	(8,346)	(11,596)
Net cash provided by operating activities	79,864	54,383	66,530
Cash flows from investing activities:
Proceeds from redemption of FHLB stock	—	—	1,195
Proceeds from redemption of FRB stock	—	14,423	—
Proceeds from matured, called and repayment of securities	79,878	114,012	135,413
Proceeds from sales of securities	97,271	78,282	454,201
Proceeds from sales of other real estate owned	5,711	5,474	7,532
Proceeds from sales of loans held for sale	—	—	360
Proceeds from insurance settlement on bank-owned life insurance	—	—	1,323
Change in loans and leases receivable	(191,765)	(271,733)	(169,816)
Purchases of securities available for sale	(242,369)	(19,992)	(232,035)
Purchases of premises and equipment	(843)	(730)	(1,146)
Purchases of loans and leases receivable	(266,275)	(410,897)	(215,469)
Purchases of FRB stock	—	(325)	(1,825)
Net cash used in investing activities	(518,392)	(491,486)	(20,267)

Cash flows from financing activities:
Change in deposits	538,917	299,761	(46,770)
Change in borrowings	(165,000)	145,000	20,000
Redemption of subordinated debentures	97,828	—	—
Redemption of rescinded stock obligation	—	—	(933)
Proceeds from exercise of stock options	288	1,453	616
Cash paid for repurchases of vested shares due to employee tax liability	(1,103)	(579)	(349)
Cash dividends paid	(25,811)	(25,661)	(12,783)
Net cash provided by (used in) financing activities	445,119	419,974	(40,219)
Net increase (decrease) in cash and cash equivalents	6,591	(17,129)	6,044
Cash and cash equivalents at beginning of year	147,235	164,364	158,320
Cash and cash equivalents at end of period	$153,826	$147,235	$164,364
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$32,519	$18,884	$16,382
Income taxes	$28,135	$23,327	$7,928
Non-cash activities:
Transfer of loans receivable to other real estate owned	$143	$4,763	$318
Transfer of loans receivable to loans held for sale	$—	$—	$360
Income tax (expense) benefit related to items of other comprehensive income	$(376)	$(312)	$575
Change in unrealized (gain) loss in accumulated other comprehensive income	$(2,649)	$1,712	$(5,258)
Cash dividend declared	$(25,811)	$(21,185)	$(15,022)
See Accompanying Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies
Summary of Operations
Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) was formed as a holding company of Hanmi Bank (the “Bank”) and registered with the Securities and Exchange Commission under the Securities Act on March 17, 2001. The Bank's primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money.
Effective July 19, 2016, the Bank converted from a state member bank to a state nonmember bank and, as a result, the FDIC is now its primary federal bank regulator. The California Department of Business Oversight remains the Bank's primary state bank regulator. During the third quarter of 2016, the Federal Reserve canceled the Bank's holdings of Federal Reserve stock for $14.4 million in cash.
The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community as well as other ethnic communities across California, Texas, Illinois, Virginia, New Jersey, and New York. The Bank’s full-service offices are located in markets where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. The Bank is a California state-chartered financial institution insured by the FDIC. As of December 31, 2017, the Bank maintained a network of 40 full-service branch offices and 8 loan production offices in California, Texas, Illinois, Virginia, New Jersey, New York, Colorado, Georgia and Washington State.
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
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas where estimates are made consist of the allowance for loan and lease losses and allowance for off-balance sheet items, other-than-temporary impairment, securities valuations, purchase credit impaired loans, the fair values of assets and liabilities acquired in a business combination and income taxes. Actual results could differ from those estimates.
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
Loans and leases receivable
Originated loans and leases: Loans and leases are originated by the Company with the intent to hold them for investment and are stated at the principal amount outstanding, net of unearned income. Net deferred fees and costs include nonrefundable loan fees and direct loan origination costs. Net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the effective interest method or taken into income when the related loans are paid off or sold. The amortization of loan fees or costs is discontinued when a loan is placed on nonaccrual status. Interest income is recorded on an accrual basis in accordance with the terms of the respective loan and includes prepayment penalties.
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
Leases Receivable: As described in “Note 2 — Acquisitions” to the consolidated financial statements, we purchased a portfolio of leases receivable during the fourth quarter of 2016. These receivables include equipment finance agreements with terms ranging from 1 to 7 years. The acquired leases receivable were measured and recorded at fair value on the date of acquisition. Leases originated by the Bank subsequent to acquisition are recorded based on the principal amount outstanding, net of unearned income, and initial indirect costs. Equipment leases are similar to commercial business loans in that the leases are typically made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business.

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
Purchased credit impaired loans. Purchased credit impaired (“PCI”) loans are accounted for in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that we would be unable to collect all contractually required payments. We apply PCI loan accounting (i) when we acquire loans deemed to be impaired, and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition.
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
Allowance for Loan and Lease Losses on Non-PCI Loans
Management believes the allowance for loan and lease losses is appropriate to provide for probable losses inherent in the loan portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management’s estimates are based on: previous loss experience; volume, growth, size and composition of the loan portfolio; the value of collateral; and current economic conditions. Our lending is concentrated generally in real estate, commercial, SBA and trade finance lending to small and middle market businesses primarily in California, Illinois, and Texas.
The Bank charges or credits the income statement for provisions to the allowance for loan losses and the allowance for off-balance sheet items at least quarterly based upon the allowance need. The allowance is determined through an analysis involving quantitative calculations based on historic loss rates and qualitative adjustments for general allowances and individual impairment calculations for specific allocations. The Bank charges the allowance for actual losses on loans and credits the allowance for recoveries on loans previously charged-off.
The Bank evaluates the allowance methodology at least annually. For the fourth quarter of 2017, the Bank utilized a 27-quarter look-back period, anchored to the first quarter of 2011, with equal weighting to all quarters. Management determined it was appropriate to anchor the look-back period, in consideration for a prolonged period of low losses and the procyclical nature of provisioning. The anchoring will allow the Bank to better capture the economic cycle while improving the ability to measure losses. For the fourth quarter of 2016, the Bank utilized a 24-quarter rolling look-back period. For the fourth quarter of 2015, the Bank utilized a 20-quarter rolling look-back period. In addition, the estimated loss emergence period utilized in the Bank’s loss migration analysis changed to 2.5 years in 2016 from estimated 1.0 year in 2015, and remained unchanged in 2017. Moreover, in the fourth quarter of 2015, the Bank reevaluated the qualitative adjustments, reducing their affect in light of the lengthening of the business cycle and the continued improvement in credit metrics. The changes in methodology did not materially affect the amount of the allowance at December 31, 2017, 2016 or 2015.
To determine general allowance requirements, in 2016 existing loans were divided into eleven general loan pools of risk-rated loans as well as three homogeneous loan pools and in 2015, existing loans were divided into fourteen general loan pools of risk-rated loans as well as three homogeneous loan pools. In 2016, the pooling was revised to eliminate loan types that can be combined under a broader category in order to maintain an accurate analysis of the defined segmentation. For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade to determine risk factors for potential loss inherent in the current outstanding loan portfolio. Since the homogeneous loans are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific allowances are allocated for loans deemed “impaired.”
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
Additions to the allowance account are charged to earnings through a provision for loan losses while reductions are credited to earnings. The allowance for loan losses is maintained at a level considered adequate by management to absorb probable losses in the loan portfolio. The adequacy of the allowance is determined by management based upon an evaluation and review of the loan portfolio, consideration of historical loan loss experience, current economic conditions, changes in the size and composition of the loan portfolio, analysis of collateral values and other pertinent factors.
Loans are measured for impairment when it is probable that not all amounts, including principal and interest, will be collected in accordance with the original contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for loan losses as an adjustment to the allowance for loan losses.
The Bank follows the “Interagency Policy Statement on the Allowance for Loan and Lease Losses” and, as an integral part of the quarterly credit review process, the allowance for loan losses and allowance for off-balance sheet items are reviewed for adequacy. The California Department of Business Oversight and/or the Federal Deposit Insurance Corporation may require the Bank to recognize additions to the allowance for loan losses based upon their assessment of the information available to them at the time of their examinations.
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
Allowance for Loan Losses on PCI Loans
The PCI loans are subject to our internal and external credit review. If deterioration in the expected cash flows results in a allowance requirement, a provision for loan losses is charged to earnings. For PCI loans, the allowance for loan losses is measured at the end of each financial reporting period based on expected cash flows. Decreases or increases in the amount and changes in the timing of expected cash flows on the PCI loans as of the financial reporting date compared to those previously estimated are usually recognized by recording a provision or a negative provision for loan losses on such loans.
Impaired Loans
Loans are identified and classified as impaired when it is probable that not all amounts, including principal and interest, will be collected in accordance with the contractual terms of the loan agreement. The Bank will consider the following loans as impaired: nonaccrual loans or loans where principal or interest payments have been contractually past due for 90 days or more, unless the loan is both well-collateralized and in the process of collection; and loans classified as troubled debt restructuring loans.
The Bank considers whether the borrower is experiencing problems such as operating losses, marginal working capital, inadequate cash flows or business deterioration in realizable value. The Bank also considers the financial condition of a borrower who is in industries or countries experiencing economic or political instability.
When a loan is considered impaired, any future cash receipts on such loans will be treated as either interest income or return of principal depending upon management’s opinion of the ultimate risk of loss on the individual loan. Cash payments are treated as interest income where management believes the remaining principal balance is fully collectible.

We evaluate loan impairment in accordance with GAAP. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the value of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established. Additionally, impaired loans are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan losses required for the period.
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
Goodwill and Other Intangible Assets
Goodwill and other intangible assets consist of acquired intangible assets arising from acquisitions, including core deposit and third-party originators intangibles. The acquired intangible assets were initially measured at fair value and then are amortized on the straight-line method over their estimated useful lives while goodwill is not amortized.
Goodwill and other intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company performed its annual impairment test and determined no impairment existed as of December 31, 2017.
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
Bank-Owned Life Insurance
We have purchased single premium life insurance policies (“bank-owned life insurance”) on certain officers. The Bank is the beneficiary under each policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due, if any, that are probable at settlement.
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

Share-Based Compensation
The Company accounts for share-based compensation in accordance with FASB ASC 718, “Compensation-Stock Compensation,” During the first quarter in 2016, the Company early adopted ASU 2016-09 which provides improvements to the accounting for employee share-based payments. As a result of this new standard, excess tax benefits from exercise or vesting of share-based awards are included as a reduction in provision for income tax expense in the period in which the exercise or vesting occurs. As a result of adoption of this ASU, excess tax benefits related to the Company's share-based compensation were recognized as income tax expense in the consolidated statement of income for the year ended December 31, 2017 and 2016.
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
For diluted EPS, weighted-average number of common shares included the impact of restricted stock under the treasury method. The Company amended the then-all restricted stock agreements with time-based vesting criterion as of September 1, 2015 to allow for the payment of non-forfeitable dividends on unvested restricted stock, accordingly, we adopted the two-class method for EPS calculation pursuant to ASC 260-10, Earnings Per Share. Unvested restricted stock containing rights to non-forfeitable dividends are considered participating securities prior to vesting and have been included in the earnings allocation in computing basic and diluted EPS under the two-class method. Basic EPS is computed by dividing net income, adjusted for income allocated to participating securities, by the weighted-average number of shares of common stock. For diluted EPS, weighted-average number of common shares include the diluted effect of stock options.
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
While the guidance will replace most existing revenue recognition guidance in GAAP, the ASU is not applicable to financial instruments and, therefore, will not impact a majority of the Company’s revenue, including net interest income. The Company’s implementation efforts included identification of revenue streams within the scope of the guidance and existing revenue recognition policies. The Company’s evaluation indicates that the new standard will not impact the timing or measurement of its revenue recognition. The adoption of this new accounting standard does not have a material impact on the Company's consolidated financial statements.
FASB ASU 2016-01, Financial Instruments-Overall Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, amends the guidance in U.S. GAAP on the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The FASB additionally clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. Upon adoption, the Company’s investments in equity securities classified as available-for-sale will be accounted for at fair value with unrealized gains or losses reflected in earnings, where the amount of net unrealized gain or loss related to the available-for-sale equity securities portfolio will be reclassified from accumulated other comprehensive income to retained earnings as of January 1, 2018. The adoption of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.
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
FASB ASU 2016-15, Statement of Cash flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force), addresses eight classification issues related to the statement of cash flows: (1) Debt prepayment of debt extinguishment costs; (2) Settlement of zero-coupon bonds: (3) Contingent consideration payments made after a business combination; (4) Proceeds from the settlement of insurance claims; (5) Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) Distributions received from equity method investees; (7) Beneficial interests in securitization transactions; and (8) Separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.
FASB ASU 2016-18, Statement of Cash flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU 2016-18 is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.
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
FASB ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, provides clarity and reduces both diversity in practice, and costs and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award. Under ASU 2017-09, an entity should account for the effects of a modification unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.

Note 2 — Acquisitions
Acquisition of Certain Leases of Irvine, California-based Banc of California
On October 27, 2016, the Bank acquired certain leases of Irvine, California-based Banc of California. The acquisition included the purchase of equipment leases diversified across the U.S. with concentrations in California, Georgia and Texas. This transaction was considered a purchase of a business in accordance with current accounting guidance and accordingly the Bank applied the acquisition method of accounting to the transaction.
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
Acquisition of Central Bancorp, Inc.
On August 31, 2014, Hanmi Financial completed its acquisition of Central Bancorp, Inc. ("CBI"), the parent company of United Central Bank. A core deposit intangible (“CDI”) of $2.2 million was recognized for the core deposits acquired from CBI. The CDI is amortized over its useful life of approximately 10 years on an accelerated basis and reviewed for impairment as circumstances warrant. The CDI amortization expense for the years ended December 31, 2017, 2016 and 2015 was $280,000, $326,000 and $379,000, respectively. Additionally, a premium of $11.3 million was recognized for certificates of deposit acquired from CBI. The accretion of time deposit premium for the years ended December 31, 2017, 2016 and 2015 was $473,000, $2.7 million and $5.6 million, respectively. A discount of $8.3 million was recognized for subordinated debentures assumed in the CBI acquisition, which will be amortized over their contractual term. The amortization of discount for the years ended December 31, 2017, 2016 and 2015 was $329,000, $275,000 and $176,000, respectively.
Note 3 — Securities
The following is a summary of securities available for sale as of December 31, 2017 and 2016:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(In thousands)
December 31, 2017
Mortgage-backed securities (1)	$306,166	$145	$2,702	$303,609
Collateralized mortgage obligations (1)	119,658	8	1,898	117,768
U.S. government agency securities	7,499	—	85	7,414
Municipal bonds-tax exempt	125,601	1,943	69	127,475
U.S. treasury securities	152	—	—	152
Mutual funds	22,916	—	530	22,386
Total securities available for sale	$581,992	$2,096	$5,284	$578,804

December 31, 2016
Mortgage-backed securities (1) (2)	$230,489	$598	$1,457	$229,630
Collateralized mortgage obligations (1)	77,447	6	1,002	76,451
U.S. government agency securities	7,499	—	58	7,441
SBA loan pool securities	4,356	—	210	4,146
Municipal bonds-tax exempt	159,789	236	1,995	158,030
Municipal bonds-taxable	13,391	319	9	13,701
Corporate bonds	5,010	5	—	5,015
U.S. treasury securities	156	—	—	156
Mutual funds	22,916	—	522	22,394
Total securities available for sale	$521,053	$1,164	$5,253	$516,964

(1) Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

The amortized cost and estimated fair value of securities as of December 31, 2017, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. Since mutual funds do not have contractual maturities and the Company intends to hold these securities for ten years or longer, they are included in the table shown below in the over ten years category. All other securities are included based on their contractual maturities.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Within one year	$16,951	$16,897
Over one year through five years	73,659	72,898
Over five years through ten years	252,829	251,681
Over ten years	238,553	237,328
Total	$581,992	$578,804
FASB ASC 320, “Investments – Debt and Equity Securities,” requires us to periodically evaluate our investments for other-than-temporary impairment (“OTTI”). There was no OTTI charge during the year ended December 31, 2017.
Gross unrealized losses on securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of December 31, 2017 and 2016:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(In thousands, except number of securities)
December 31, 2017
Mortgage-backed securities	$1,855	$197,621	66	$847	$56,998	25	$2,702	$254,619	91
Collateralized mortgage obligations	773	65,726	20	1,125	49,986	32	1,898	115,712	52
U.S. government agency securities	15	1,484	1	70	5,930	2	85	7,414	3
Municipal bonds-tax exempt	48	11,541	6	21	2,737	2	69	14,278	8
Mutual funds	—	—	—	530	22,382	6	530	22,382	6
Total	$2,691	$276,372	93	$2,593	$138,033	67	$5,284	$414,405	160

December 31, 2016
Mortgage-backed securities	$1,345	$102,647	38	$112	$11,350	3	$1,457	$113,997	41
Collateralized mortgage obligations	676	60,786	27	326	10,579	7	1,002	71,365	34
U.S. government agency securities	58	7,441	3	—	—	—	58	7,441	3
SBA loan pool securities	—	—	—	210	4,146	2	210	4,146	2
Municipal bonds-tax exempt	1,995	125,004	54	—	—	—	1,995	125,004	54
Municipal bonds-taxable	9	2,904	2	—	—	—	9	2,904	2
Mutual funds	413	21,478	4	109	916	3	522	22,394	7
Total	$4,496	$320,260	128	$757	$26,991	15	$5,253	$347,251	143
All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2017 and December 31, 2016 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-

term investment grade status as of December 31, 2017 and December 31, 2016. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.
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
The Company does not intend to sell these securities and it is more likely than not that we will not be required to sell the investments before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2017 and December 31, 2016 were not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2017 and December 31, 2016 were warranted.
Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Gross realized gains on sales of securities	$1,891	$396	$6,776
Gross realized losses on sales of securities	(143)	(350)	(165)
Net realized gains on sales of securities	$1,748	$46	$6,611
Proceeds from sales of securities	$97,271	$78,282	$456,098
For the year ended December 31, 2017, there was a $1.7 million net gain in earnings resulting from the sale of securities that had previously been recognized as net unrealized losses of $1.3 million in comprehensive income. For the year ended December 31, 2016, there was a $46 thousand net gain in earnings resulting from the redemption and sale of securities that had previously been recorded as net unrealized gains of $314 thousand in comprehensive income.
Securities available for sale with market values of $130.1 million and $133.0 million as of December 31, 2017 and 2016, respectively, were pledged to secure public deposits and for the FRB Discount Window as required or permitted by law.
Note 4 — Loans and Leases
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
Concentrations of Credit: The majority of the Bank’s loan and lease portfolio consists of commercial real estate, residential real estate and commercial and industrial loans. The Bank has been diversifying and monitoring commercial real estate loans based on property types, tightening underwriting standards, and portfolio liquidity and management, and has not exceeded certain specified limits set forth in the Bank’s loan and lease policy.
Loans and leases receivable
Loans and leases receivable consisted of the following as of the dates indicated:

	December 31, 2017			December 31, 2016
	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total
	(In thousands)
Real estate loans:
Commercial property
Retail	$913,628	$1,645	$915,273	$857,629	$2,324	$859,953
Hotel/motel	679,683	1,642	681,325	649,540	1,618	651,158
Other (1)	1,413,852	3,421	1,417,273	1,367,776	4,759	1,372,535
Total commercial property loans	3,007,163	6,708	3,013,871	2,874,945	8,701	2,883,646
Construction	55,190	—	55,190	55,962	—	55,962
Residential property	520,902	951	521,853	337,791	976	338,767
Total real estate loans	3,583,255	7,659	3,590,914	3,268,698	9,677	3,278,375
Commercial and industrial loans:
Commercial term	182,636	49	182,685	138,032	136	138,168
Commercial lines of credit	181,894	—	181,894	136,231	—	136,231
International loans	34,622	—	34,622	25,821	—	25,821
Total commercial and industrial loans	399,152	49	399,201	300,084	136	300,220
Leases receivable	297,284	—	297,284	243,294	—	243,294
Consumer loans (2)	17,019	40	17,059	22,830	50	22,880
Total loans and leases	4,296,710	7,748	4,304,458	3,834,906	9,863	3,844,769
Allowance for loan and lease losses	(30,723)	(320)	(31,043)	(31,458)	(971)	(32,429)
Loans and leases receivable, net	$4,265,987	$7,428	$4,273,415	$3,803,448	$8,892	$3,812,340

(1)
Includes, among other property types, mixed-use, gas station, apartment, office, industrial, faith-based facilities and warehouse; the remaining real estate categories represents less than one percent of the Bank's total loans and leases.

(2)	Consumer loans include home equity lines of credit of $14.2 million and $17.7 million as of December 31, 2017 and 2016, respectively.
Accrued interest on loans and leases receivable was $10.2 million and $8.2 million at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, loans and leases receivable totaling $1.1 billion and $1.0 billion, respectively, were pledged to secure advances from the FHLB.

The following table details the information on the sales and reclassifications of SBA loans receivable to loans held for sale by portfolio segment for the years ended December 31, 2017 and 2016:

	Real Estate	Commercial and Industrial	Total SBA Loans
	(In thousands)
December 31, 2017
Balance at beginning of period	$7,410	$1,906	$9,316
Origination of loans held for sale	70,710	38,401	109,111
Sales of loans held for sale	(74,344)	(37,633)	(111,977)
Principal payoffs and amortization	(30)	(26)	(56)
Balance at end of period	$3,746	$2,648	$6,394

December 31, 2016
Balance at beginning of period	$840	$2,034	$2,874
Origination of loans held for sale	65,416	25,951	91,367
Sales of loans held for sale	(58,836)	(26,065)	(84,901)
Principal payoffs and amortization	(10)	(14)	(24)
Balance at end of period	$7,410	$1,906	$9,316
Allowance for Loan and Lease Losses
Activity in the allowance for loan and lease losses and allowance for off-balance sheet items was as follows for the periods indicated:

	Non-PCI Loans and Leases	PCI Loans	Total
As of and for the Year Ended December 31, 2017	(In thousands)
Balance at beginning of period	$31,458	$971	$32,429
Charge-offs	(5,899)	—	(5,899)
Recoveries on loans and leases previously charged off	3,682	—	3,682
Net loan and lease charge-offs	(2,217)	—	(2,217)
Loan and lease loss provision (income)	1,482	(651)	831
Balance at end of period	$30,723	$320	$31,043

As of and for the Year Ended December 31, 2016
Balance at beginning of period	$37,494	$5,441	$42,935
Charge-offs	(3,736)	(5,133)	(8,869)
Recoveries on loans and leases previously charged off	2,702	—	2,702
Net loan and lease charge-offs	(1,034)	(5,133)	(6,167)
Loan and lease loss provision (income)	(5,002)	663	(4,339)
Balance at end of period	$31,458	$971	$32,429

As of and for the Year Ended December 31, 2015
Balance at beginning of period	$51,640	$1,026	$52,666
Charge-offs	(3,531)	—	(3,531)
Recoveries on loans and leases previously charged off	5,423	—	5,423
Net loan and lease recoveries	1,892	—	1,892
Loan and lease loss provision (income)	(16,038)	4,415	(11,623)
Balance at end of period	$37,494	$5,441	$42,935

The following table details the information on the allowance for loan and lease losses on non-PCI loans leases by portfolio segment for the years ended December 31, 2017 and 2016:

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(In thousands)
December 31, 2017
Allowance for loan losses on non-PCI loans and leases:
Beginning balance	$25,212	$5,582	307	$191	$166	$31,458
Charge-offs	(2,150)	(2,516)	(1,233)	—	—	(5,899)
Recoveries on loans and leases previously charged off	1,527	1,901	239	15	—	3,682
Loan and lease loss provision (income)	(7,836)	2,392	6,966	(104)	64	1,482
Ending balance	$16,753	$7,359	$6,279	$102	$230	$30,723
Ending balance: individually evaluated for impairment	$2,093	$441	$3,334	$10	$—	$5,878
Ending balance: collectively evaluated for impairment	$14,660	$6,918	$2,945	$92	$230	$24,845
Non-PCI loans and leases receivable:
Ending balance	$3,583,255	$399,152	$297,284	$17,019	$—	$4,296,710
Ending balance: individually evaluated for impairment	$18,663	$3,040	$4,452	$1,029	$—	$27,184
Ending balance: collectively evaluated for impairment	$3,564,592	$396,112	$292,832	$15,990	$—	$4,269,526

Allowance for loan losses on PCI loans:
Beginning balance	$922	$41	$—	$8	$—	$971
Provision	(663)	—	—	12	—	(651)
Ending balance	$259	$41	$—	$20	$—	$320
PCI loans receivable:
Ending balance: acquired with deteriorated credit quality	$7,659	$49	$—	$40	$—	$7,748

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(In thousands)
December 31, 2016
Allowance for loan losses on non-PCI loans and leases:
Beginning balance	$29,800	$7,081	—	$242	$371	$37,494
Charge-offs	(3,022)	(706)	(6)	(2)	—	(3,736)
Recoveries on loans and leases previously charged off	667	1,978	1	56	—	2,702
Loan and lease loss provision (income)	(2,233)	(2,771)	312	(105)	(205)	(5,002)
Ending balance	$25,212	$5,582	$307	$191	$166	$31,458
Ending balance: individually evaluated for impairment	$3,980	$347	$—	$—	$—	$4,327
Ending balance: collectively evaluated for impairment	$21,232	$5,235	$307	$191	$166	$27,131
Non-PCI loans and leases receivable:
Ending balance	$3,268,698	$300,084	$243,294	$22,830	$—	$3,834,906
Ending balance: individually evaluated for impairment	$21,757	$4,174	$—	$419	$—	$26,350
Ending balance: collectively evaluated for impairment	$3,246,941	$295,910	$243,294	$22,411	$—	$3,808,556

Allowance for loan losses on PCI loans:
Beginning balance	$5,397	$42	$—	$2	$—	$5,441
Charge-offs	(5,133)	—	—	—	—	(5,133)
Provision	658	(1)	—	6	—	663
Ending balance	$922	$41	$—	$8	$—	$971
PCI loans receivable:
Ending balance: acquired with deteriorated credit quality	$9,677	$136	$—	$50	$—	$9,863
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
As of December 31, 2017 and 2016, pass/pass-watch, special mention and classified (substandard and doubtful) loans and leases (excluding PCI loans), disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total
	(In thousands)
December 31, 2017
Real estate loans:
Commercial property
Retail	$909,462	$454	$3,712	$913,628
Hotel/motel	667,085	4,880	7,718	679,683
Other	1,397,657	10,813	5,382	1,413,852
Construction	55,190	—	—	55,190
Residential property	520,310	305	287	520,902
Total real estate loans	3,549,704	16,452	17,099	3,583,255
Commercial and industrial loans:
Commercial term	179,835	439	2,362	182,636
Commercial lines of credit	181,462	250	182	181,894
International loans	34,622	—	—	34,622
Leases receivable	292,832	—	4,452	297,284
Consumer loans	15,995	—	1,024	17,019
Total	$4,254,450	$17,141	$25,119	$4,296,710

December 31, 2016
Real estate loans:
Commercial property
Retail	$851,147	$2,275	$4,207	$857,629
Hotel/motel	634,397	5,497	9,646	649,540
Other	1,352,193	3,556	12,027	1,367,776
Construction	55,962	—	—	55,962
Residential property	337,227	—	564	337,791
Total real estate loans	3,230,926	11,328	26,444	3,268,698
Commercial and industrial loans:
Commercial term	133,811	2,060	2,161	138,032
Commercial lines of credit	135,699	464	68	136,231
International loans	23,406	2,415	—	25,821
Leases receivable	242,393	—	901	243,294
Consumer loans	22,139	—	691	22,830
Total	$3,788,374	$16,267	$30,265	$3,834,906

The following is an aging analysis of gross loans and leases (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Accruing 90 Days or More Past Due
	(In thousands)
December 31, 2017
Real estate loans:
Commercial property
Retail	$96	$15	$196	$307	$913,321	$913,628	$—
Hotel/motel	3,421	—	398	3,819	675,864	679,683	—
Other	1,245	1,333	467	3,045	1,410,807	1,413,852	—
Construction	—	—	—	—	55,190	55,190	—
Residential property	609	—	—	609	520,293	520,902	—
Total real estate loans	5,371	1,348	1,061	7,780	3,575,475	3,583,255	—
Commercial and industrial loans:
Commercial term	425	567	829	1,821	180,815	182,636	—
Commercial lines of credit	250	—	182	432	181,462	181,894	—
International loans	—	—	—	—	34,622	34,622	—
Leases receivable	2,295	944	3,554	6,793	290,491	297,284
Consumer loans	—	—	—	—	17,019	17,019	—
Total	$8,341	$2,859	$5,626	$16,826	$4,279,884	$4,296,710	$—

December 31, 2016
Real estate loans:
Commercial property
Retail	$9	$137	$234	$380	$857,249	$857,629	$—
Hotel/motel	1,037	46	600	1,683	647,857	649,540	—
Other	677	722	1,237	2,636	1,365,140	1,367,776	—
Construction	—	—	—	—	55,962	55,962	—
Residential property	730	89	423	1,242	336,549	337,791	—
Total real estate loans	2,453	994	2,494	5,941	3,262,757	3,268,698	—
Commercial and industrial loans:
Commercial term	484	42	111	637	137,395	138,032	—
Commercial lines of credit	—	—	—	—	136,231	136,231	—
International loans	80	—	—	80	25,741	25,821	—
Leases receivable	2,090	1,043	385	3,518	239,776	243,294
Consumer loans	170	—	—	170	22,660	22,830	—
Total	$5,277	$2,079	$2,990	$10,346	$3,824,560	$3,834,906	$—
Impaired Loans
Loans are considered impaired when: nonaccrual and principal or interest payments have been contractually past due for 90 days or more, unless the loan is both well-collateralized and in the process of collection; they are classified as TDR loans to offer terms not typically granted by the Bank; when current information or events make it unlikely to collect in full according to the contractual terms of the loan agreements; there is a deterioration in the borrower’s financial condition that raises uncertainty as to timely collection of either principal or interest; or full payment of both interest and principal is in doubt according to the original contractual terms.

We evaluate loan impairment in accordance with GAAP. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established. Additionally, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan losses required for the period.
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
			(In thousands)
As of or for The Year Ended December 31, 2017
Real estate loans:
Commercial property
Retail	$1,403	$1,423	$1,246	$157	$1	$1,528	$106
Hotel/motel	6,184	7,220	2,144	4,040	1,677	6,080	431
Other	8,513	9,330	7,569	944	394	9,551	842
Residential property	2,563	2,728	824	1,739	21	2,771	122
Total real estate loans	18,663	20,701	11,783	6,880	2,093	19,930	1,501
Commercial and industrial loans:
Commercial term	2,857	2,899	886	1,971	441	3,529	192
Commercial lines of credit	182	182	182	—	—	685	16
International loans	—	—	—	—	—	—	—
Leases receivable	4,452	4,626	455	3,997	3,334	4,464	47
Consumer loans	1,029	1,215	919	110	10	982	33
Total	$27,183	$29,623	$14,225	$12,958	$5,878	$29,590	$1,789

As of or for The Year Ended December 31, 2016
Real estate loans:
Commercial property
Retail	$1,678	$1,684	$151	$1,527	$120	$2,243	$141
Hotel/motel	6,227	6,823	2,243	3,984	3,078	4,887	454
Other	11,054	11,900	8,111	2,943	782	11,935	1,326
Residential property	2,798	2,851	2,798	—	—	2,656	112
Total real estate loans	21,757	23,258	13,303	8,454	3,980	21,721	2,033
Commercial and industrial loans:
Commercial term	4,106	4,171	1,229	2,877	347	4,815	307
Commercial lines of credit	68	68	68	—	—	45	14
International loans	—	—	—	—	—	315	—
Consumer loans	419	489	419	—	—	622	29
Total	$26,350	$27,986	$15,019	$11,331	$4,327	$27,518	$2,383

As of or for The Year Ended December 31, 2015
Real estate loans:
Commercial property
Retail	$2,597	$2,892	$2,435	$162	$27	$3,878	$277
Hotel/motel	7,168	7,538	2,873	4,295	3,068	6,628	572
Other	14,681	16,625	11,619	3,062	759	17,334	1,231
Residential property	2,895	3,081	2,608	287	4	2,839	120
Total real estate loans	27,341	30,136	19,535	7,806	3,858	30,679	2,200
Commercial and industrial loans:
Commercial term	5,257	5,621	1,858	3,399	457	6,637	368
Commercial lines of credit	381	493	280	101	100	1,515	42
International loans	1,215	1,215	647	568	30	1,257	—
Consumer loans	1,665	1,898	1,665	—	—	1,753	73
Total	$35,859	$39,363	$23,985	$11,874	$4,445	$41,841	$2,683

The following is a summary of interest foregone on impaired loans (excluding PCI loans) for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$2,575	$3,053	$4,168
Less: Interest income recognized on impaired loans	(1,790)	(2,383)	(2,683)
Interest foregone on impaired loans	$785	$670	$1,485
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
The following table details nonaccrual loans and leases (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	As of December 31,
	2017	2016
	(In thousands)
Real estate loans:
Commercial property
Retail	$224	$404
Hotel/motel	5,263	5,266
Other	2,462	3,058
Residential property	591	564
Total real estate loans	8,540	9,292
Commercial and industrial loans:
Commercial term	1,710	824
Commercial lines of credit	182	—
Leases receivable	4,452	901
Consumer loans	921	389
Total nonaccrual loans and leases	$15,805	$11,406

The following table details nonperforming assets (excluding PCI loans) as of the dates indicated:

	As of December 31,
	2017	2016
	(In thousands)
Nonaccrual loans and leases	$15,805	$11,406
Loans and leases 90 days or more past due and still accruing	—	—
Total nonperforming loans and leases	15,805	11,406
Other real estate owned	1,946	7,484
Total nonperforming assets	$17,751	$18,890
As of December 31, 2017, OREO consisted of six properties with a combined carrying value of $1.9 million, including $1.8 million of OREO properties acquired in the CBI acquisition or obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date. As of December 31, 2016, OREO consisted of twelve properties with a combined carrying value of $7.5 million, including a $5.7 million of OREO properties acquired in the CBI acquisition or obtained as a result of PCI loan collateral foreclosures subsequent to the acquisition date.

Troubled Debt Restructuring
The following table details TDRs (excluding PCI loans), disaggregated by concession type and by loan type, as of December 31, 2017, 2016 and 2015:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(In thousands)
December 31, 2017
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$—	$—	$—	$1,188	$—	$1,188
Hotel/motel	1,156	3,495	—	—	4,651	—	—	169	—	169
Other	779	266	64	—	1,109	2,777	—	30	959	3,766
Residential property	—	—	—	—	—	632	—	—	278	910
Total real estate loans	1,935	3,761	64	—	5,760	3,409	—	1,387	1,237	6,033
Commercial and industrial loans:
Commercial term	131	123	1,173	102	1,529	6	182	503	427	1,118
Consumer loans	811	—	—	—	811	—	—	108	—	108
Total	$2,877	$3,884	$1,237	$102	$8,100	$3,415	$182	$1,998	$1,664	$7,259

December 31, 2016
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$—	$—	$—	$1,228		$1,228
Hotel/motel	1,292	3,722	—	—	5,014	—	—	—		—
Other	387	651	143	—	1,181	4,012		286	1,344	5,642
Residential property	—				—	783		—	289	1,072
Total real estate loans	1,679	4,373	143	—	6,195	4,795	—	1,514	1,633	7,942
Commercial and industrial loans:
Commercial term	149	71	69	419	708	22	198	2,135	662	3,017
Commercial lines of credit	—		—	—	—	—			68	68
Consumer loans			—		—	—		119		119
Total	$1,828	$4,444	$212	$419	$6,903	$4,817	$198	$3,768	$2,363	$11,146

December 31, 2015
Real estate loans:
Commercial property
Retail	$—	$—	$—	$344	$344	$—	$—	$1,227	$—	$1,227
Hotel/motel	1,216	28	—	—	1,244	414	—	—	—	414
Other	959	1,301	216	8	2,484	3,537	—	322	1,378	5,237
Residential property	689	—	—	—	689	—	—	—	299	299
Total real estate loans	2,864	1,329	216	352	4,761	3,951	—	1,549	1,677	7,177
Commercial and industrial loans:
Commercial term	45	—	997	679	1,721	40	214	1,673	945	2,872
Commercial lines of credit	222	—	—	58	280	—	—	—	—	—
Consumer loans	—	—	116	—	116	250	—	—	—	250
Total	$3,131	$1,329	$1,329	$1,089	$6,878	$4,241	$214	$3,222	$2,622	$10,299
As of December 31, 2017, 2016 and 2015, total TDRs were $15.4 million, $18.0 million and $17.2 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for six months or less. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.
At December 31, 2017, 2016 and 2015, TDRs, excluding loans held for sale, were subjected to specific impairment analysis, and we determined impairment allowances of $2.2 million, $3.4 million and $1.0 million, respectively, related to these loans which were included in the allowance for loan losses.
The following table details TDRs (excluding PCI loans), disaggregated by loan class, for the years ended December 31, 2017, 2016 and 2015:

	December 31, 2017			December 31, 2016			December 31, 2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
				(In thousands, except number of loans)
Real estate loans:
Commercial property
Retail (1)	—	$—	$—	1	$21	$23	1	$1,230	$1,227
Hotel/motel (2)	1	167	169	1	3,764	3,722	—	—	—
Other (3)	1	15	15	—	—	—	2	725	724
Total real estate loans	2	182	184	2	3,785	3,745	3	1,955	1,951
Commercial and Industrial Loans: Commercial term (4)	1	123	123	5	403	331	10	973	801
Consumer loans (5)	1	820	811	—	—	—	1	250	250
Total TDRs	4	$1,125	$1,118	7	$4,188	$4,076	14	$3,178	$3,002

(1)
Includes a modification of $23,000 through a reduction of principal or interest for the year ended December 31, 2016, and a modification of $1.2 million through payment deferrals for the year ended December 31, 2015.

(2)
Includes a modification of $169,000 through a reduction of principal or interest for the year ended December 31, 2017, and a modification of $3.7 million through a payment deferral for the year ended December 31, 2016.

(3)	Includes a modification of $15,000 through a payment deferral for the year ended December 31, 2017, and modifications of $724,000 through payment deferrals for the year ended December 31, 2015.

(4)
Includes a modification of $123,000 through a payment deferral for the year ended December 31, 2017, and three modifications of $216,000 through payment deferrals, a modification of $65,000 through a reduction of principal or interest and a modification of $50,000 through an extension of maturity for the year ended December 31, 2016. Includes modifications of $34,000 through payment deferrals, $60,000 through reductions of principal or interest and $707,000 through extensions of maturity for the year ended December 31, 2015.

(5)	Includes a modification of $811,000 through a payment deferral for the year ended December 31, 2017, and a modification of $250,000 through a payment deferral for the year ended December 31, 2015.
During the year ended December 31, 2017, we restructured monthly payments on 4 loans, with a net carrying value of $1.1 million as of December 31, 2017, through temporary payment structure modifications or re-amortization. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

There were no TDRs for the year ended December December 31, 2017 that defaulted subsequent to the modifications occurring within the previous twelve months. The following table details TDRs (excluding PCI loans) that defaulted subsequent to the modifications occurring within the previous twelve months, disaggregated by loan class, for years ended December 31, 2016 and 2015, respectively:

	For the Year Ended
	December 31, 2016		December 31, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands, except number of loans)
Real estate loans:
Commercial property	—	—	1	412
Commercial and industrial loans:
Commercial term	1	50	1	178
Total TDRs	1	$50	2	$590
Purchased Credit Impaired Loans
As part of the acquisition of CBI, the Company purchased loans for which there was, at acquisition, evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table summarizes the changes in carrying value of PCI loans for the three-year period ended December 31, 2017:

	For the Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(In thousands)		(In thousands)		(In thousands)
Beginning Balance	$8,892	$(5,677)	$14,573	$(5,944)	$43,475	$(11,025)
Accretion	602	602	1,144	1,144	2,956	2,956
Payments received	(2,827)	—	(7,138)	—	(31,215)	—
Disposal/transfers to OREO	110	—	977	—	3,772	—
Change in expected cash flows, net	—	(410)	—	(877)	—	2,125
Provision for credit losses	651	—	(664)	—	(4,415)	—
Ending Balance	$7,428	$(5,485)	$8,892	$(5,677)	$14,573	$(5,944)
As of December 31, 2017 and 2016, pass/pass-watch, special mention and classified (substandard and doubtful) PCI loans, disaggregated by loan class, were as follows:

	December 31, 2017
	Pass/Pass-Watch	Special Mention	Classified	Total	Allowance Amount	Total PCI Loans
	(In thousands)
Real estate loans:
Commercial property
Retail	$220	$—	$1,425	$1,645	$31	$1,614
Hotel/motel	169	96	1,377	$1,642	129	1,513
Other	1	232	3,188	$3,421	16	3,405
Residential property	951	—	—	$951	83	868
Total real estate loans	1,341	328	5,990	7,659	259	7,400
Commercial and industrial loans:
Commercial term	—	—	49	$49	41	8
Consumer loans	—	—	40	$40	20	20
Total PCI loans	$1,341	$328	$6,079	$7,748	$320	$7,428

	December 31, 2016
	Pass/Pass-Watch	Special Mention	Classified	Total	Allowance Amount	Total PCI Loans
	(In thousands)
Real estate loans:
Commercial property
Retail	$—	$—	$2,324	$2,324	$122	$2,202
Hotel/motel	177	—	1,441	$1,618	138	1,480
Other	—	1,180	3,579	$4,759	590	4,169
Residential property	976	—	—	$976	72	904
Total real estate loans	1,153	1,180	7,344	9,677	922	8,755
Commercial and industrial loans:
Commercial term	—	—	136	136	41	95
Consumer loans	—	—	50	50	8	42
Total PCI loans	$1,153	$1,180	$7,530	$9,863	$971	$8,892
Loans accounted for as PCI are generally considered accruing and performing loans as the accretable discount is accreted to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans are classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of December 31, 2017, we had no PCI loans on nonaccrual status and included in the delinquency table below.

As of December 31, 2017	Pooled PCI Loans				Non-pooled PCI Loans
	#Loans	#Pools	Carrying Amount (In thousands)	% of total	#Loans	Carrying Amount (In thousands)	% of total	Total PCI Loans (In thousands)
Real estate loans:
Commercial property	40	7	$6,708	100%	—	$—	—%	$6,708
Construction	—	—	—	—%	—	—	—%	—
Residential property	—	—	—	—%	1	951	100%	951
Total real estate loans	40	7	6,708	87.6%	1	951	12.4%	7,659
Commercial and industrial loans	3	3	49	100%	—	—	—%	49
Consumer loans	1	1	3	7.5%	1	37	92.5%	40
Total acquired loans	44	11	$6,760	87.2%	2	$988	12.8%	$7,748
Allowance for loan losses			$(218)			$(102)		$(320)
Total carrying amount			$6,542			$886		$7,428

As of December 31, 2016	Pooled PCI Loans				Non-pooled PCI Loans
	#Loans	#Pools	Carrying Amount (In thousands)	% of total	#Loans	Carrying Amount (In thousands)	% of total	Total PCI Loans (In thousands)
Real estate loans:
Commercial property	45	6	$7,780	89%	1	$921	11%	$8,701
Construction	—	—	—	—%	—	—	—%	—
Residential property	—	—	—	—%	2	976	100%	976
Total real estate loans	45	6	7,780	80%	3	1,897	20%	9,677
Commercial and industrial loans	6	3	136	100%	—	—	—%	136
Consumer loans	1	1	50	100%	—	—	—%	50
Total acquired loans	52	10	$7,966	81%	3	$1,897	19%	$9,863
Allowance for loan losses			$(617)			$(354)		$(971)
Total carrying amount			$7,349			$1,543		$8,892

The following table presents a summary of the borrowers’ underlying payment status of PCI loans as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Allowance Amount	Total PCI Loans
	(In thousands)
December 31, 2017
Real estate loans:
Commercial property
Retail	$—	$—	$434	$434	$1,211	$1,645	$31	$1,614
Hotel/motel	—	168	—	168	1,474	1,642	129	1,513
Other	—	—	96	96	3,325	3,421	16	3,405
Residential property	—	—	—	—	951	951	83	868
Total real estate loans	—	168	530	698	6,961	7,659	259	7,400
Commercial and industrial loans:
Commercial term	5	—	—	5	44	49	41	8
Consumer loans	—	—	—	—	40	40	20	20
Total PCI loans	$5	$168	$530	$703	$7,045	$7,748	$320	$7,428

December 31, 2016
Real estate loans:
Commercial property
Retail	$797	$—	$238	$1,035	$1,289	$2,324	$122	$2,202
Hotel/motel	178	—	—	178	1,440	1,618	138	1,480
Other	—	—	123	123	4,636	4,759	590	4,169
Residential property	—	—	—	—	976	976	72	904
Total real estate loans	975	—	361	1,336	8,341	9,677	922	8,755
Commercial and industrial loans:
Commercial term	—	—	6	6	130	136	41	95
Consumer loans	—	—	50	50	—	50	8	42
Total PCI loans	$975	$—	$417	$1,392	$8,471	$9,863	$971	$8,892

Note 5 — Servicing Assets and Liabilities
The changes in servicing assets and liabilities for the years ended December 31, 2017 and 2016 were as follows:

	As of December 31,
	2017	2016
	(In thousands)
Servicing assets:
Balance at beginning of period	$10,564	$11,744
Addition related to sale of SBA loans	2,590	2,184
Amortization	(3,266)	(3,364)
Reversal of allowance	330	—
Balance at end of period	$10,218	$10,564

Servicing liabilities:
Balance at beginning of period	$3,143	$4,784
Amortization	(859)	(1,641)
Reversal of allowance	(67)	—
Balance at end of period	$2,217	$3,143
At December 31, 2017 and 2016, we serviced the loans sold to unaffiliated parties in the amount of $476.5 million and $484.7 million, respectively. These represent loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.
The Company recorded servicing fee income of $4.7 million, $4.7 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Net amortization expense was $2.4 million, $1.7 million and $3.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Servicing fee income, net of amortization of servicing assets and liabilities, is included in other operating income in the consolidated statements of income.
Note 6 — Premises and Equipment
The following is a summary of the major components of premises and equipment:

	As of December 31,
	2017	2016
	(In thousands)
Land	$8,470	$8,750
Building and improvements	17,261	18,313
Furniture and equipment	21,271	20,668
Leasehold improvements	11,571	11,833
Leased equipment	879	880
	59,452	60,444
Accumulated depreciation and amortization	(32,797)	(31,383)
Impairment reserve	—	(363)
Total premises and equipment, net	$26,655	$28,698
Depreciation and amortization expense related to premises and equipment was $2.9 million, $2.9 million and $3.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 7 — Goodwill and other intangibles
The third-party originators intangible of $483,000 and goodwill of $11.0 million was recorded as a result of the acquisition of the leasing portfolio on October 27, 2016. The CDI of $2.2 million was recognized for the core deposits acquired from CBI merger at August 31, 2014. Company's intangible assets were as follows for the periods indicated:

		December 31, 2017			December 31, 2016
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Core deposit intangible	10 years	$2,213	$(1,119)	$1,094	$2,213	$(838)	$1,375
Third-party originators intangible	7 years	$483	$(64)	$419	$483	$—	$483
Goodwill	N/A	$11,031	$—	$11,031	$11,031	$—	$11,031
Total intangible assets		$13,727	$(1,183)	$12,544	$13,727	$(838)	$12,889
Intangibles amortization expense for the years ended December 31, 2017, 2016 and 2015 was $345,000, $326,000 and $379,000, respectively, and estimated future amortization expense related to CDI and the third-party originators intangible for each of the next five years is as follows:

Year Ending December 31,	Amount
(In thousands)
2018	$362
2019	309
2020	261
2021	216
2022	171
Thereafter	194
The Company performed its annual goodwill impairment test in the fourth quarter of 2017 and determined no impairment existed as of December 31, 2017. As of December 31, 2017, management was not aware of any circumstances that would indicate impairment of goodwill or other intangible assets. There were no impairment charges related to intangible assets recorded through earnings in 2017 or 2016.
Note 8 — Deposits
At December 31, 2017, the scheduled maturities of time deposits are as follows:

Year Ending December 31,	Time Deposits of $250,000 or More	Other Time Deposits	Total
	(In thousands)
2018	$364,225	$872,155	$1,236,380
2019	94,735	45,792	140,527
2020	1,619	21,576	23,195
2021	1,650	12,935	14,585
2022	—	1,645	1,645
Total	$462,229	$954,103	$1,416,332

A summary of interest expense on deposits was as follows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Demand – interest-bearing	$74	$75	$114
Money market and savings	12,515	6,470	4,195
Time deposits of $100,000 or more	10,471	6,605	6,639
Other time deposits	3,029	3,420	4,462
Total interest expense on deposits	$26,089	$16,570	$15,410
Accrued interest payable on deposits totaled $5.3 million and $2.6 million at December 31, 2017 and 2016, respectively. Total deposits reclassified to loans due to overdrafts at December 31, 2017 and 2016 were $1.5 million and $1.2 million, respectively.
Note 9 — Borrowings
Borrowings consisted of the following:

	As of December 31,
	2017	2016
	(In thousands)
FHLB advances	$150,000	$315,000
Total FHLB advances	$150,000	$315,000
FHLB advances represent collateralized obligations with the FHLB. The following is a summary of contractual maturities pertaining to FHLB advances:

Year of Maturity	Amount	Weighted- Average Interest Rate
	(In thousands)
2018	$150,000	1.41%
Total	$150,000	1.41%
The following is financial data pertaining to overnight FHLB advances:

	As of December 31,
	2017	2016	2015
	(In thousands)
Weighted-average interest rate at end of year	1.41%	0.55%	0.27%
Weighted-average interest rate during the year	0.90%	0.45%	0.20%
Average balance of FHLB advances	$119,041	$196,708	$38,110
Maximum amount outstanding at any month-end	$330,000	$320,000	$180,000
We have pledged loans receivable with market values of $1.1 billion as collateral with the FHLB for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is $802.9 million, of which $652.9 million remained available as of December 31, 2017. At December 31, 2017, we had $8.5 million available for use through the Fed Discount Window, as we pledged securities with carrying values of $9.0 million, and there were no borrowings.
At December 31, 2017, advances from the FHLB were $150.0 million, a decrease of $165.0 million from $315.0 million at December 31, 2016, and all FHLB advances were overnight borrowings at December 31, 2017. For the years ended December 31, 2017, 2016 and 2015 interest expense on FHLB advances were $1.1 million, $879,000 and $76,000, respectively, and the weighted-average interest rates were 0.90 percent, 0.45 percent and 0.20 percent, respectively.

Note 10 — Subordinated Debentures
The Company issued Fixed-to-Floating Subordinated Notes (“Notes”) of $100 million on March 21, 2017, with a final maturity on March 30, 2027.  The Notes will bear interest at an initial fixed rate of 5.45% per annum, payable semi-monthly on March 30 and September 30 of each year, commencing on September 30, 2017.  From and including March 30, 2022 and thereafter, the Notes will bear interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.315% payable quarterly. If the then current three-month LIBOR is less than zero, three-month LIBOR will be deemed to be zero. Debt issuance cost was $2.2 million, which is being amortized through the Note's maturity date. At December 31, 2017, the balance of Notes included in the Company's consolidated balance sheet, net of debt issuance cost, was $98.0 million. The amortization of debt issuance cost was $134,000 for the year ended December 31, 2017.
The Company assumed CBI’s Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount will be amortized to interest expense over the remaining term. CBI formed a trust and issued $26.0 million of Trust Preferred Securities (“TPS”) that now have a variable rate of interest at the 3 month LIBOR plus 140 basis points and invested the proceeds in Subordinated Debentures. The Subordinated Debentures will mature on December 31, 2035, however, the Bank may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. The discount amortization was $329,000, $275,000 and $176,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Unrecognized tax benefits at beginning of year	$1,039	$934	$1,765
Gross increases for tax positions of prior years	—	105	—
Lapse of statute of limitations	—	—	(831)
Unrecognized tax benefits at end of year	$1,039	$1,039	$934
The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $1.0 million, $1.0 million and $0.9 million as of December 31, 2017, 2016 and 2015, respectively.
For the year ended December 31, 2017, unrecognized tax benefits in connection with California Enterprise Zone interest deductions did not change. For the year ended December 31, 2016, unrecognized tax benefits increased by $105,000 in connection with California Enterprise Zone interest deductions. For the year ended December 31, 2015, unrecognized tax benefits decreased by $831,000 in connection with the tax position taken on expense related to Section 195 and FRB Stock dividend.
In 2017, 2016 and 2015, the Company accrued interest of $34,000, $33,000 and $20,000 for uncertain tax benefits, respectively. As of December 31, 2017, 2016 and 2015, the total amounts of accrued interest related to uncertain tax positions, net of federal tax benefit, were $132,000, $101,000 and $67,000, respectively. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest and penalties are included within the related tax liability line on the Consolidated Balance Sheets.
Unrecognized tax benefit primarily includes state exposures from California Enterprise Zone interest deductions. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.
As of December 31, 2017, the Company was subject to examination by various federal and state tax authorities for the years ended December 31, 2008 through 2017. As of December 31, 2017, the Company was subjected to audit or examination by Internal Revenue Service for the 2013 and 2014 tax years and California Franchise Tax Board for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements due to the result of the audits.
The Company adopted ASU 2016-09, Compensation - Stock Compensation. In accordance with this standard the Company recognizes excess tax benefits as income tax expense or benefit in the income statement. During 2017 and 2016, the Company recognized $1.8 million and $614,000, respectively, of income tax deductions due to excess tax benefits arising from exercises and vesting.
A summary of the provision for income taxes was as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current expense:
Federal	$20,924	$19,802	$14,755
State	6,804	6,503	5,084
Total current expense	27,728	26,305	19,839
Deferred expense (benefit):
Federal	14,623	4,410	13,663
State	(1,727)	2,184	4,680
Total deferred expense	12,896	6,594	18,343
Provision for income taxes	$40,624	$32,899	$38,182
Deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Deferred tax assets:
Allowance for loan and lease losses	$9,282	$13,932	$18,205
Depreciation	192	—	—
Purchase accounting	4,685	7,492	13,156
Net operating loss carryforward	18,648	16,876	21,511
Unrealized loss on securities available for sale	919	1,695	859
Indemnified assets	701	1,441	152
Tax credit	1,241	3,516	3,939
State taxes	1,489	2,231	1,539
Other	3,724	5,726	5,040
Total deferred tax assets	40,881	52,909	64,401
Deferred tax liabilities:
Mark to market	(4,879)	(3,960)	(10,469)
Depreciation	—	(396)	(705)
Other	(797)	(1,190)	(1,132)
Total deferred tax liabilities	(5,676)	(5,546)	(12,306)
Valuation Allowance	(2,750)	(1,031)	—
Net deferred tax assets	$32,455	$46,332	$52,095
As of December 31, 2017 the Company's net deferred tax assets, which primarily consists of net operating loss carryforwards and the allowance for loan and lease losses, decreased by $13.9 million from 2016 primarily due to the reduction in the allowance for loan and lease losses, tax credits and the impact of the reduction to the federal tax rate resulting from the Tax Act. As of December 31, 2016, the Company’s net deferred tax assets decreased by $5.8 million from 2015 due mainly to the reduction in the allowance for loan and lease losses, net operating loss carryforwards and purchase accounting, offset by a reduction in mark to market.
As of each reporting date, management considers the realization of deferred tax assets based on management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. As of December 31, 2017, management determined that a valuation allowance of $2.8 million was appropriate against certain state net operating losses and certain tax credits. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. As of December 31, 2016, management determined a valuation allowance of $1.0 million was appropriate against certain state net operating losses and certain tax credits.
As of December 31, 2017, the Company had net operating loss carryforwards of $223.0 million state income tax purposes, which are available to offset future taxable income, if any, through 2033. As of December 31, 2017, the Company had federal and state low income housing tax credit carryforwards of approximately $1.0 million and $200,000, respectively. The federal low income housing tax credits carry forward through 2031 and the state low income housing tax credits carry forward indefinitely.
Reconciliation between the federal statutory income tax rate and the effective tax rate is shown in the following table:

	Year Ended December 31,
	2017	2016	2015
Federal statutory income tax rate	35.00%	35.00%	35.00%
State taxes, net of federal tax benefits	6.64%	7.04%	8.32%
Tax-exempt municipal securities	(0.24)%	(0.26)%	(0.26)%
Tax credit - federal	(2.37)%	(2.50)%	(2.51)%
Federal rate adjustment, net of federal benefit of state	4.18%	—%	—%
Other	(0.58)%	(2.48)%	0.95%
Effective tax rate	42.63%	36.80%	41.50%

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted into U.S. tax law on December 22, 2017. The Tax Act makes numerous changes to the U.S. tax code, including (although not limited to) reducing the U.S. federal corporate tax rate to 21 percent, eliminating the corporate alternative minimum tax (AMT), limiting deductible interest expense, increasing limitations on certain executive compensation, and enhancing bonus depreciation to provide for full expensing of qualified property. On that same date, the SEC staff also issued Staff Accounting Bulletin ("SAB") 118, which provided guidance regarding financial statement accounting of the tax effects of the Tax Act. SAB 118 provides for the completion of the accounting related effects of the Tax Act in accordance with a measurement period of one year from the Tax Act enactment date.
Those aspects of the Tax Act for which the accounting under ASC 740 is complete is to be reflected in the financial statements under SAB 118. To the extent that the company's accounting for certain income taxes effects of the Tax Act is incomplete, however where a reasonable estimate is determinable, SAB 118 provides that a provisional estimate should be included in the financial statements. Finally, if a provisional estimate cannot be determined, a company should continue to apply ASC 740 based on the tax laws that were in effect immediately before the enactment of the Tax Act. The amounts described below are subject to revisions as the Company completes its analysis of the Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, or IRS, FASB, and other standard- setting and regulatory bodies.
For certain of its deferred tax assets and liabilities, the Company has recorded a decrease of $3.9 million, with a corresponding net adjustment to deferred income tax expense of $3.9 million for the year ended December 31, 2017, which relates to the remeasurement of deferred balances for the reduction in US federal corporate tax rate.

Note 12 — Accumulated Other Comprehensive Income (Loss)
Activity in accumulated other comprehensive income for the year ended December 31, 2017, 2016 and 2015 was as follows:

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Interest-Only Strip	Tax Benefit (Expense)	Total
		(In thousands)
For the year ended December 31, 2017
Balance at beginning of period	$(4,089)	$—	$1,695	$(2,394)
Other comprehensive loss before reclassification	2,649	—	(376)	$2,273
Reclassification from accumulated other comprehensive loss	(1,748)	—	—	$(1,748)
Period change	901	—	(376)	$525
Balance at end of period	$(3,188)	$—	$1,319	$(1,869)

For the year ended December 31, 2016
Balance at beginning of period	$(2,331)	$9	$2,007	$(315)
Other comprehensive loss before reclassification	(1,712)	(9)	(312)	$(2,033)
Reclassification from accumulated other comprehensive income	(46)	—	—	$(46)
Period change	(1,758)	(9)	(312)	(2,079)
Balance at end of period	$(4,089)	$—	$1,695	$(2,394)

For the year ended December 31, 2015
Balance at beginning of period	$(985)	$16	$1,432	$463
Other comprehensive (loss) income before reclassification	5,265	(7)	575	$5,833
Reclassification from accumulated other comprehensive loss	(6,611)		—	$(6,611)
Period change	(1,346)	(7)	575	(778)
Balance at end of period	$(2,331)	$9	$2,007	$(315)
For the year ended December 31, 2017, there was a $1.7 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the redemption and sale of available-for-sale securities. The $1.7 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities in noninterest income. Net unrealized losses of $1.3 million related to these sold securities had previously been recorded in accumulated other comprehensive income or loss.
For the year ended December 31, 2016, there was a $46 thousand reclassification from accumulated other comprehensive income to gains in earnings resulting from the redemption and sale of available-for-sale securities. The $46 thousand reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities in noninterest income. Net unrealized gains of $314 thousand related to these sold securities had previously been recorded in accumulated other comprehensive income.
For the year ended December 31, 2015, there was a $6.6 million reclassification from accumulated other comprehensive income or loss to gains in earnings resulting from the redemption and sale of available-for-sale securities. The $6.6 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities in noninterest income. Net unrealized losses of $1.9 million related to these sold securities had previously been recorded in accumulated other comprehensive income.

Note 13 — Regulatory Matters
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
In order for banks to be considered “well capitalized,” federal bank regulatory agencies require them to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 10.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 8.0 percent. In addition to the risk-based guidelines, federal bank regulatory agencies require depository institutions to maintain a minimum ratio of Tier 1 capital to average assets, referred to as the leverage ratio, of 5.0 percent.
At December 31, 2017, the Bank’s capital ratios exceeded the minimum requirements to place the Bank in the “well capitalized” category and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

In July 2013, the Board of Governors of the Federal Reserve, the Office of the Comptroller of the Currency and the
FDIC approved the Basel III regulatory capital framework and related changes under the Dodd-Frank Wall Street Reform and
Consumer Protection Act. The rules revised minimum capital requirements and adjusted prompt corrective action thresholds. The rules also revised the regulatory capital elements, added a new common equity Tier I capital ratio, and increased the minimum Tier I capital ratio requirement. The revisions permit banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. Basel III rules, including certain transitional provisions, became effective January 1, 2015, and its requirements are included in the capital ratios presented in the table shown below.

In addition, a new capital conservation buffer of 2.5% began to be phased in effective January 1, 2016 through January
1, 2019, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. In January 2016, the new capital conservation buffer requirement was 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. The Bank's capital conservation buffer was 6.55% and 5.64% and the Company's capital conservation buffer was 7.20% and 5.86% as of December 31, 2017 and 2016, respectively.

The capital ratios of Hanmi Financial and the Bank as of December 31, 2017 and 2016 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
December 31, 2017
Total capital (to risk-weighted assets):
Hanmi Financial	$684,272	15.50%	$353,171	8.00%	N/A	N/A
Hanmi Bank	$670,896	15.20%	$353,091	8.00%	$441,364	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$553,970	12.55%	$264,878	6.00%	N/A	N/A
Hanmi Bank	$638,557	14.47%	$264,818	6.00%	$353,091	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$537,950	12.19%	$198,658	4.50%	N/A	N/A
Hanmi Bank	$638,557	14.47%	$198,614	4.50%	$286,886	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$553,970	10.79%	$205,344	4.00%	N/A	N/A
Hanmi Bank	$638,557	12.44%	$205,385	4.00%	$256,731	5.00%

December 31, 2016
Total capital (to risk-weighted assets):
Hanmi Financial	$554,089	13.86%	$319,901	8.00%	N/A	N/A
Hanmi Bank	$544,759	13.64%	$319,520	8.00%	$399,399	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$520,477	13.02%	$239,926	6.00%	N/A	N/A
Hanmi Bank	$511,146	12.80%	$239,640	6.00%	$319,520	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$509,239	12.73%	$179,944	4.50%	N/A	N/A
Hanmi Bank	$511,146	12.80%	$179,730	4.50%	$259,610	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$520,477	11.53%	$180,581	4.00%	N/A	N/A
Hanmi Bank	$511,146	11.33%	$180,411	4.00%	$225,514	5.00%

Note 14 — Fair Value Measurements
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
Loans held for sale – All loans held for sale are SBA loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At December 31, 2017 and 2016, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.
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
Nonperforming loans held for sale – We reclassify certain nonperforming loans as held for sale when we decide to sell those loans. The fair value of nonperforming loans held for sale is generally based upon the quotes, bids or sales contract prices which approximate their fair value. Nonperforming loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of December 31, 2017 and 2016, we did not have nonperforming loans held for sale, which are measured on a nonrecurring basis with Level 2 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2017 and 2016, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(In thousands)
December 31, 2017
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$303,609	$—	$303,609
Collateralized mortgage obligations	—	117,768	—	117,768
U.S. government agency securities	—	7,414	—	7,414
Municipal bonds-tax exempt	—	127,475	—	127,475
U.S. treasury securities	152	—	—	152
Mutual funds	22,386	—	—	22,386
Total securities available for sale	$22,538	$556,266	$—	$578,804
December 31, 2016
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$229,630	$—	$229,630
Collateralized mortgage obligations	—	76,451	—	76,451
U.S. government agency securities	—	7,441	—	7,441
SBA loan pools securities	—	4,146	—	4,146
Municipal bonds-tax exempt	—	158,030	—	158,030
Municipal bonds-taxable	—	13,701	—	13,701
Corporate bonds	—	5,015	—	5,015
U.S. treasury securities	156	—	—	156
Mutual funds	22,394	—	—	22,394
Total securities available for sale	$22,550	$494,414	$—	$516,964

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As of December 31, 2017 and 2016, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Years Ended
	(In thousands)
December 31, 2017
Assets:
Impaired loans (excluding PCI loans) (1)	$—	$6,121	$2,436	$2,730
OREO (2)	—	1,946	—	—
December 31, 2016
Assets:
Impaired loans (3)	$—	$15,257	$6,767	$868
OREO (4)	—	7,484	—	—

(1)	Includes real estate loans of $6.7 million, and commercial and industrial loans of $1.7 million.

(2)	Includes properties from the foreclosure of commercial property loans of $237 thousand and residential property loans of $1.7 million.

(3)	Includes real estate loans of $17.8 million, commercial and industrial loans of $3.8 million, and consumer loans of $419 thousand.

(4)	Includes properties from the foreclosure of commercial property loans of $5.4 million and residential property loans of $2.1 million.
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

The estimated fair values of financial instruments were as follows:

	December 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$153,826	$153,826	$—	$—
Securities available for sale	578,804	22,538	556,266	—
Loans and leases receivable, net of allowance for loan and lease losses	4,273,415	—	—	4,213,689
Loans held for sale	6,394	—	6,394	—
Accrued interest receivable	12,770	12,770	—	—
FHLB stock	16,385	—	16,385	—
Financial liabilities:
Noninterest-bearing deposits	1,312,274	—	1,312,274	—
Interest-bearing deposits	3,036,380	—	—	2,973,139
Borrowings	267,270	—	—	267,270
Accrued interest payable	5,309	5,309	—	—
Off-balance sheet items:
Commitments to extend credit	318,634	—	—	318,634
Standby letters of credit	19,294	—	—	19,294
Commercial letters of credit	9,308	—	—	9,308

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$147,235	$147,235	$—	$—
Securities available for sale	516,964	22,550	494,414	—
Loans receivable, net of allowance for loan losses	3,812,340	—	—	3,789,579
Loans held for sale	9,316	—	9,316	—
Accrued interest receivable	10,987	10,987	—	—
FHLB stock	16,385	—	16,385	—
Financial liabilities:
Noninterest-bearing deposits	1,203,240	—	1,203,240	—
Interest-bearing deposits	2,606,497	—	—	2,541,929
Borrowings	333,978	—	—	333,978
Accrued interest payable	2,567	2,567	—	—
Off-balance sheet items:
Commitments to extend credit	310,987	—	—	310,987
Standby letters of credit	15,669	—	—	15,669
Commercial letters of credit	4,215	—	—	4,215
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
Loans and leases receivable, net of allowance for loan and lease losses – Loans and leases receivable include Non-PCI loans and leases, PCI loans and Non-PCI impaired loans. The fair value of Non-PCI loans and leases receivable is estimated based on the discounted cash flow approach. The discount rate was derived from the associated yield curve plus spreads and reflects the offering rates offered by the Bank for loans with similar financial characteristics. Yield curves are constructed by product type using the Bank’s loan pricing model for like-quality credits. The discount rates used in the Bank’s model represent the rates the Bank would offer to current borrowers for like-quality credits. These rates could be different from what other financial institutions could offer for these loans. No adjustments have been made for changes in credit within the loan and leases portfolio. It is our opinion that the allowance for loan and lease losses relating to performing and nonperforming loans results in a fair valuation of such loans and leases. Additionally, the fair value of our loans and leases may differ significantly from the values that would have been used had a ready market existed for such loans and leases.The estimated fair value is not an exit price and may differ materially from the values that we may ultimately realize (Level 3).
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

Commitments to extend credit, standby letters of credit and Commercial letters of credit – The fair values of commitments to extend credit, standby letters of credit and Commercial letters of credit are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans (Level 3).
Note 15 — Share-based Compensation
At December 31, 2017, we had three incentive plans, the Year 2000 Stock Option Plan (the “2000 Plan”), the 2007 Equity Compensation Plan (the “2007 Plan”) which replaced the 2000 Plan and the 2013 Equity Compensation Plan (the “2013 Plan” and with the 2000 Plan and 2007 Plan, the “Plans”) which replaced the 2007 Plan.
The 2013 Plan provides awards of any options, stock appreciation rights, restricted stock awards, restricted stock unit awards, share granted as a bonus or in lieu of another award, dividend equivalent, other stock-based award or performance award, together with any other right or interest to a participant under the plan. Plan participant includes executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. Although no future stock options may be granted under the 2007 Plan and 2000 Plan, certain employees, directors and officers of Hanmi Financial and its subsidiaries still hold options to purchase Hanmi Financial common stock under the 2013 Plan. Under the 2013 Plan, we may grant equity incentive awards for up to 1,500,000 shares of common stock. As of December 31, 2017, 533,541 shares were still available for issuance under the 2013 Plan.
The Company adopted Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation, during the three months ended March 31, 2016. Adoption of this ASU did not have a material impact on the Company's financial statements. Excess tax benefits related to the Company's share-based compensation were recognized as income tax expense in the consolidated statement of income in 2017 and 2016.
The table below provides the share-based compensation expense and related tax benefits for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Share-based compensation expense	$2,893	$3,008	$2,241
Related tax benefits	$1,179	$1,191	$755
As of December 31, 2017, unrecognized share-based compensation expense was as follows

	Unrecognized Expense	Average Expected Recognition Period
	(In thousands)
Stock option awards	$11	0.4 years
Restricted stock awards	4,648	1.7 years
Total unrecognized share-based compensation expense	$4,659	1.7 years
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

The weighted-average fair value per share of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31, 2015
Weighted-average assumption
Dividend yield	1.80%
Expected volatility	25.00%
Expected term	3 years
Risk-free interest rate	1.11%
There were no options granted during the years ended December 31, 2017 and 2016.
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

The following information under the Plans is presented for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Grant date fair value of options granted	$—	$—	$78
Fair value of options vested	$820	$2,322	$2,668
Total intrinsic value of options exercised (1)	$432	$1,862	$488
Cash received from options exercised	$288	$1,453	$616
Weighted-average estimated fair value per share of options granted	$—	$—	$3.62

(1)	Intrinsic value represents the difference between the closing stock price on the exercise date and the exercise price, multiplied by the number of options.
The following is a summary of stock option transactions under the Plans for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Options outstanding at beginning of period	387,901	$17.49	510,148	$24.38	603,872	$23.78
Options granted	—	$—	—	$—	28,000	$23.47
Options exercised	(23,813)	$12.21	(94,997)	$15.29	(46,516)	$13.24
Options forfeited	—	$—	(125)	$144.00	(71,608)	$20.59
Options expired	—	$—	(27,125)	$154.09	(3,600)	$136.79
Options outstanding at end of period	364,088	$17.86	387,901	$17.49	510,148	$24.38
Options exercisable at end of period	354,753	$17.71	341,561	$16.85	333,460	$27.16

The following is a summary of transactions for non-vested stock options under the Plans for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Non-vested options outstanding at beginning of period	46,340	$22.42	176,688	$19.13	379,106	$18.11
Options granted	—	$—	—	$—	28,000	$23.47
Options vested	(37,005)	$22.16	(130,223)	$17.83	(158,810)	$16.80
Options forfeited	—	$—	(125)	$144.00	(71,608)	$20.59
Non-vested options outstanding at end of period	9,335	$23.47	46,340	$22.42	176,688	$19.13
As of December 31, 2017, stock options outstanding under the Plans were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
			(In thousands except share and per share data)
$10.80 to $14.99	13,088	$235	$12.37	4.6 years	13,088	$235	$12.37	4.6 years
$15.00 to $19.99	255,000	3,550	16.43	5.7 years	255,000	3,550	16.43	5.7 years
$20.00 to $24.83	96,000	763	22.41	6.7 years	86,665	698	22.29	6.6 years
	364,088	$4,548	$17.86		354,753	$4,483	$17.71

(1)
Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $30.35 as of December 31, 2017, and the exercise price, multiplied by the number of options.

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
The table below provides information for restricted stock awards under the 2013 Plan for the periods indicated:

	2017		2016		2015
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	343,958	$16.60	137,114	$20.74	173,222	$19.58
Restricted stock granted	127,239	$31.06	287,179	$15.52	58,092	22.53
Restricted stock vested	(139,298)	$18.73	(77,515)	$19.75	(68,017)	$19.16
Restricted stock forfeited	(14,116)	$24.73	(2,820)	$21.58	(26,183)	$21.16
Restricted stock at end of period	317,783	$21.09	343,958	$16.60	137,114	$20.74

Note 16 — Earnings per Share
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
Unvested restricted stock is excluded from the calculation of weighted-average number of common shares for basic EPS. For diluted EPS, weighted-average number of common shares included the impact of restricted stock under the treasury method. The Company amended the then-all restricted stock agreements as of September 1, 2015 to allow for the payment of non-forfeitable dividends on unvested restricted stock, accordingly, we adopted the two-class method for EPS calculation pursuant to ASC 260-10, Earnings Per Share. Unvested restricted stock containing rights to non-forfeitable dividends are considered participating securities prior to vesting and have been included in the earnings allocation in computing basic and diluted EPS under the two-class method. Basic EPS is computed by dividing net income, net of income allocated to participating securities, by the weighted-average number of shares of common stock. For diluted EPS, weighted-average number of shares of common stock include the diluted effect of stock options.

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount (1)
	(In thousands, except share and per share data)
Year Ended December 31, 2017
Basic EPS
Net income	$54,660	32,071,585	$1.71
Less: Income allocated to unvested restricted stock	339	32,071,585	0.01
Basic EPS	$54,321	32,071,585	$1.70
Effect of dilutive securities - options, warrants and unvested restricted stock		178,333
Diluted EPS
Net income	$54,660	32,249,918	$1.70
Less: Income allocated to unvested restricted stock	339	32,249,918	0.01
Diluted EPS	$54,321	32,249,918	$1.69

Year Ended December 31, 2016
Basic EPS
Net income	$56,489	31,899,582	$1.77
Less: Income allocated to unvested restricted stock	457	31,899,582	0.01
Basic EPS	$56,032	31,899,582	$1.76
Effect of dilutive securities - options, warrants and unvested restricted stock		149,122
Diluted EPS
Net income	$56,489	32,048,704	$1.76
Less: Income allocated to unvested restricted stock	457	32,048,704	0.01
Diluted EPS	$56,032	32,048,704	$1.75

Year Ended December 31, 2015
Basic EPS
Income from continuing operations, net of taxes	$53,823	31,788,215	$1.69
Loss from discontinued operations, net of taxes	145	31,788,215	—
Basic EPS	$53,678	31,788,215	$1.69
Effect of dilutive securities - options, warrants and unvested restricted stock		88,605
Diluted EPS
Income from continuing operations, net of taxes	$53,823	31,876,820	$1.68
Loss from discontinued operations, net of taxes	145	31,876,820	—
Diluted EPS	$53,678	31,876,820	$1.68
(1) Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.
There were no anti-dilutive options and shares of unvested restricted stock outstanding for the years ended December 31, 2017. For the years ended December 31, 2016 and 2015, there were 74,389 and 30,250 options and shares of unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.

Note 17 — Employee Benefits
401(k) Plan
We have a Section 401(k) plan for the benefit of substantially all of our employees. We match 75 percent of participant contributions to the 401(k) plan up to 8 percent of each 401(k) plan participant’s annual compensation. Contributions to the 401(k) plan were $2.0 million, $1.9 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Bank-Owned Life Insurance
As of December 31, 2017, cash surrender value of bank-owned life insurance was $50.6 million. The Bank is the beneficiary under the policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier.
Note 18 — Commitments and Contingencies
We lease our premises under non-cancelable operating leases. At December 31, 2017, future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Year Ended December 31,	Amount
(In thousands)
2018	$5,621
2019	4,759
2020	4,244
2021	2,746
2022	2,138
Thereafter	7,743
Total	$27,251
For the years ended December 31, 2017, 2016 and 2015, rental expenses recorded under such leases amounted to $7.0 million, $6.6 million and $7.6 million, respectively.
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

Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31, 2017	December 31, 2016
	(In thousands)
Commitments to extend credit	$318,634	$310,987
Standby letters of credit	19,294	15,669
Commercial letters of credit	9,308	4,215
Total undisbursed loan commitments	$347,236	$330,871
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

	As of and for the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Allowance for off-balance sheet items:
Balance at beginning of period	$1,184	$986	$1,366
Provision (income)	112	198	(380)
Balance at end of period	$1,296	$1,184	$986

Note 20 — Liquidity
Hanmi Financial
Hanmi Financial had $13.1 million in cash on deposit with its bank subsidiary. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.
Hanmi Bank
The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of December 31, 2017, the Bank had $187.3 million of brokered deposits.
We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its assets. As of December 31, 2017, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $802.9 million and $652.9 million, respectively, compared to $736.6 million and $421.6 million, respectively, as of December 31, 2016. The Bank’s FHLB borrowings as of December 31, 2017 and December 31, 2016 totaled $150.0 million and $315.0 million, respectively.
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
As a means of augmenting its liquidity, the Bank had an available borrowing source of $8.5 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $9.0 million, and had no borrowings as of December 31, 2017. In December 2012, the Bank established a line of credit with Raymond James & Associates, Inc. for repurchase agreements up to $100.0 million. The Bank established unsecured federal funds lines of credit totaling $95.0 million from three financial institutions in June 2014 primarily to support short-term liquidity.
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
Note 21 — Condensed Financial Information of Parent Company
Balance Sheets

	Year Ended December 31,
	2017	2016
	(In thousands)
Assets
Cash	$13,087	$3,885
Investment in consolidated subsidiaries	666,371	540,672
Other assets	831	5,572
Total assets	$680,289	$550,129
Liabilities and Stockholders’ Equity
Liabilities:
Subordinated debentures	$117,270	$18,978
Other liabilities	542	126
Total liabilities	117,812	19,104
Stockholders’ equity	562,477	531,025
Total liabilities and stockholders’ equity	$680,289	$550,129

Statements of Income

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Dividends from bank subsidiary	$22,619	$8,978	$15,129
Interest expense	(5,353)	(825)	(623)
Other expense	(5,291)	(5,188)	(4,639)
Income before taxes and undistributed income	11,975	2,965	9,867
Income tax benefit	7,513	2,382	2,140
Income before undistributed income of subsidiary	19,488	5,347	12,007
Equity in undistributed earnings of subsidiary	35,172	51,142	41,816
Net income	$54,660	$56,489	$53,823

Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash Flows from Operating Activities:
Net income	$54,660	$56,489	$53,823
Adjustments to reconcile net income to net cash used in operating activities:
Income from subsidiary	(35,172)	(51,141)	(56,840)
Amortization of subordinated debentures	463	275	159
Share-based compensation expense	2,893	3,008	2,241
Change in other assets and liabilities	5,156	(95)	(2,680)
Net cash provided by (used in) operating activities	28,000	8,536	(3,297)
Cash Flows from Investing Activities:
Cash paid for repurchases of vested shares due to employee tax liability	—	—	—
Cash acquired in acquisition, net of cash consideration paid	—	—	—
Proceeds from Hanmi Bank	—	—	12,782
Payments to Hanmi Bank	(90,000)	—	—
Net cash (used in) provided by investing activities	(90,000)	—	12,782
Cash Flows from Financing Activities:
Proceeds from exercise of stock options and stock warrants	288	1,453	616
Proceeds from issuance of long-term debt	97,828	—	—
Cash paid for repurchases of vested shares due to employee tax liability	(1,103)	(579)	(349)
Cash dividend paid	(25,811)	(21,185)	(12,780)
Net cash provided (used in) by financing activities	71,202	(20,311)	(12,513)
Net increase (decrease) in cash	9,202	(11,775)	(3,028)
Cash at beginning of year	3,885	15,660	18,688
Cash at end of year	$13,087	$3,885	$15,660

Note 22 — Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is shown in the following tables:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2017:
Interest and dividend income	$48,349	$51,326	$53,862	$55,784
Interest expense	5,995	8,148	8,936	9,440
Net interest income before provision for loan and lease losses	42,354	43,178	44,926	46,344
Loan and lease loss provision (income)	(80)	422	269	220
Non-interest income	7,217	9,702	8,816	7,680
Non-interest expense	27,240	28,944	28,660	29,258
Income before provision for income taxes	22,411	23,514	24,813	24,546
Provision for income taxes	8,628	9,057	9,890	13,049
Net income	$13,783	$14,457	$14,923	$11,497
Basic earnings per share	$0.43	$0.45	$0.46	$0.36
Diluted earnings per share	$0.43	$0.45	$0.46	$0.36

2016:
Interest and dividend income	$42,674	$44,159	$44,325	$47,313
Interest expense	4,105	4,179	4,743	5,247
Net interest income before provision for loan and lease losses	38,569	39,980	39,582	42,066
Loan and lease loss provision (income)	(1,525)	(1,515)	(1,450)	151
Non-interest income	6,961	9,373	8,674	8,067
Non-interest expense	26,068	27,863	28,337	25,955
Income before provision for income taxes	20,987	23,005	21,369	24,027
Provision for income taxes	6,183	8,857	8,248	9,611
Net income	$14,804	$14,148	$13,121	$14,416
Basic earnings per share	$0.46	$0.44	$0.41	$0.45
Diluted earnings per share	$0.46	$0.44	$0.41	$0.45

Note 23 — Subsequent Events
Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of December 31, 2017.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2018	Hanmi Financial Corporation

	By:	/s/ C. G. Kum
C. G. Kum
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 1, 2018.

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

Hanmi Financial Corporation and Subsidiary
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

3.3
Second Amended and Restated Bylaws of Hanmi Financial Corporation, dated as of March 23, 2016 (incorporated by reference herein from Exhibit 3.1 to Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on March 29, 2016).

3.4
First Amendment to the Second Amended and Restated Bylaws of Hanmi Financial Corporation (incorporated by reference herein from Exhibit 3.1 to Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on October 2, 2017).

4.1
Specimen Stock Certificate representing Hanmi Financial Corporation Common Stock (incorporated by reference herein from Exhibit 4 to Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011).

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

4.5
Subordinated Indenture, dated as of March 21, 2017, by and between Hanmi Financial Corporation and Wilmington Trust, National Association, as Trustee (incorporated by reference herein from Exhibit 4.1 to Hanmi Financial Corporation’s Current Report on Form 8-K, filed with the SEC on March 21, 2017).

4.6
First Supplemental Indenture, dated as of March 21, 2017, by and between Hanmi Financial Corporation and Wilmington Trust, National Association, as Trustee (incorporated by reference herein from Exhibit 4.2 to Hanmi Financial Corporation’s Current Report on Form 8-K, filed with the SEC on March 21, 2017).

10.1
Employment Agreement by and between Hanmi Financial Corporation, Hanmi Bank and C. G. Kum dated as of April 27,2017 (incorporated by reference herein from Exhibit 10.1 to Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on May 3, 2017).†

10.2
Form of Indemnity Agreement (incorporated by reference herein from Exhibit 10.35 to Hanmi Financial's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011).

10.3
Hanmi Financial Corporation 2007 Equity Compensation Plan (Previously filed and incorporated by referenceherein from Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on June 26, 2007). †

10.4
Form of Notice of Stock Option Grant and Agreement Pursuant to 2007 Equity Compensation Plan(Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009). †

10.5
Form of Notice of Grant and Restricted Stock Agreement Pursuant to 2007 Equity Compensation Plan(Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009). †

10.6
Hanmi Financial Corporation Amended and Restated 2013 Equity Compensation Plan (incorporated by reference herein from Exhibit 4.2 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.7
Form of Incentive Stock Option Agreement (incorporated by reference herein from Exhibit 4.2 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.8
Form of Non-Qualified Stock Option Agreement (incorporated by reference herein from Exhibit 4.3 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.9
Form of Restricted Stock Agreement (incorporated by reference herein from Exhibit 4.4 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.10
Employment Agreement by and between Hanmi Financial Corporation, Hanmi Bank and Bonita I. Lee dated as of February 21, 2018 (incorporated by reference herein from Exhibit 10.1 to Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on February 27, 2018).†

10.11
Employment Agreement by and between Hanmi Financial Corporation, Hanmi Bank and Romolo C. Santarosa dated as of February 21, 2018 (incorporated by reference herein from Exhibit 10.2 to Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on February 27, 2018).†

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

†	Constitutes a management contract or compensatory plan or arrangement.

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language).