Form 10-Q
period 2018-03-31
HANMI FINANCIAL CORP
filed 2018-05-10
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 7, 2018, there were 32,496,604 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries
Quarterly Report on Form 10-Q
Three Months Ended March 31, 2018

Part I — Financial Information
Item 1. Financial Statements
Hanmi Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited) March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$151,611	$153,826
Securities available for sale, at fair value (amortized cost of $581,874 as of March 31, 2018 and $581,992 as of December 31, 2017)	570,351	578,804
Loans held for sale, at the lower of cost or fair value	6,008	6,394
Loans and leases receivable, net of allowance for loan and lease losses of $31,777 as of March 31, 2018 and $31,043 as of December 31, 2017	4,381,780	4,273,415
Accrued interest receivable	12,751	12,770
Premises and equipment, net	26,465	26,655
Customers’ liability on acceptances	870	803
Servicing assets	9,867	10,218
Goodwill and other intangible assets, net	12,454	12,544
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Bank-owned life insurance	50,831	50,554
Prepaid expenses and other assets	66,268	68,117
Total assets	$5,305,641	$5,210,485
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$1,352,162	$1,312,274
Interest-bearing	3,025,939	3,036,380
Total deposits	4,378,101	4,348,654
Accrued interest payable	5,931	5,309
Bank’s liability on acceptances	870	803
Borrowings	220,000	150,000
Subordinated debentures	117,400	117,270
Accrued expenses and other liabilities	19,061	25,972
Total liabilities	4,741,363	4,648,008
Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,167,768 shares (32,502,658 shares outstanding) as of March 31, 2018 and issued 33,083,133 shares (32,431,627 shares outstanding) as of December 31, 2017	33	33
Additional paid-in capital	567,081	565,627
Accumulated other comprehensive loss, net of tax benefit of $3,316 as of March 31, 2018 and $1,319 as of December 31, 2017	(8,207)	(1,869)
Retained earnings	77,691	70,575
Less: treasury stock, at cost; 665,110 shares as of March 31, 2018 and 651,506 shares as of December 31, 2017	(72,320)	(71,889)
Total stockholders’ equity	564,278	562,477
Total liabilities and stockholders’ equity	$5,305,641	$5,210,485

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Interest and dividend income:
Interest and fees on loans and leases	$51,574	$45,378
Interest on securities	3,105	2,520
Dividends on FHLB stock	289	374
Interest on deposits in other banks	114	77
Total interest and dividend income	55,082	48,349
Interest expense:
Interest on deposits	7,785	5,154
Interest on borrowings	679	468
Interest on subordinated debentures	1,694	373
Total interest expense	10,158	5,995
Net interest income before provision for loan and lease losses	44,924	42,354
Loan and lease loss provision (income)	649	(80)
Net interest income after provision for loan and lease losses	44,275	42,434
Noninterest income:
Service charges on deposit accounts	2,511	2,528
Trade finance and other service charges and fees	1,173	1,047
Gain on sales of Small Business Administration ("SBA") loans	1,448	1,464
Disposition gains on Purchased Credit Impaired ("PCI") loans	133	183
Net (loss) gain on sales of securities	(428)	269
Other operating income	1,224	1,726
Total noninterest income	6,061	7,217
Noninterest expense:
Salaries and employee benefits	18,702	17,104
Occupancy and equipment	4,072	3,982
Data processing	1,678	1,631
Professional fees	1,369	1,148
Supplies and communications	708	635
Advertising and promotion	876	802
Other operating expenses	2,352	1,938
Total noninterest expense	29,757	27,240
Income before income tax expense	20,579	22,411
Income tax expense	5,724	8,628
Net income	$14,855	$13,783
Basic earnings per share	$0.46	$0.43
Diluted earnings per share	$0.46	$0.43
Weighted-average shares outstanding:
Basic	32,145,214	32,001,766
Diluted	32,301,095	32,191,458

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$14,855	$13,783
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on securities:
Unrealized holding (loss) gain arising during period	(8,864)	1,620
Less: reclassification adjustment for net loss (gain) included in net income	—	(269)
Income tax benefit (expense) related to items of other comprehensive income	2,543	(560)
Other comprehensive (loss) income, net of tax	(6,321)	791
Comprehensive income	$8,534	$14,574

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at January 1, 2017	32,946,197	(615,450)	32,330,747	$33	$562,446	$(2,394)	$41,726	$(70,786)	$531,025
Stock options exercised	1,000	—	1,000	—	13	—	—	—	13
Restricted stock awards, net of forfeitures	81,411	—	81,411	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	692	—	—	—	692
Restricted stock surrendered due to employee tax liability	—	(20,578)	(20,578)	—	—	—	—	(648)	(648)
Cash dividends declared	—	—	—	—	—	—	(6,114)	—	(6,114)
Net income	—	—	—	—	—	—	13,783	—	13,783
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	791	—	—	791
Balance at March 31, 2017	33,028,608	(636,028)	32,392,580	$33	$563,151	$(1,603)	$49,395	$(71,434)	$539,542

Balance at January 1, 2018	33,083,133	(651,506)	32,431,627	$33	$565,627	$(1,869)	$70,575	$(71,889)	$562,477
Adjustments related to adoption of new accounting standards:
ASU 2016-01 (See Notes 1 and 2)	—	—	—	—	—	382	(382)	—	—
ASU 2018-02 (See Notes 1 and 5)	—	—	—	—	—	(399)	399	—	—
Adjusted balance at January 1, 2018	33,083,133	(651,506)	32,431,627	$33	$565,627	$(1,886)	$70,592	$(71,889)	$562,477
Stock options exercised	25,750	—	25,750	—	570	—	—	—	570
Restricted stock awards, net of forfeitures	58,885	—	58,885	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	884	—	—	—	884
Restricted stock surrendered due to employee tax liability	—	(13,604)	(13,604)	—	—	—	—	(431)	(431)
Cash dividends declared	—	—	—	—	—	—	(7,756)	—	(7,756)
Net income	—	—	—	—	—	—	14,855	—	14,855
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(6,321)	—	—	(6,321)
Balance at March 31, 2018	33,167,768	(665,110)	32,502,658	$33	$567,081	$(8,207)	$77,691	$(72,320)	$564,278
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$14,855	$13,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,757	3,885
Share-based compensation expense	884	692
Loan and lease loss provision (income)	649	(80)
Gain (loss) on sales of securities	428	(269)
Gain on sales of SBA loans	(1,448)	(1,464)
Disposition gains on PCI loans	(133)	(183)
Origination of SBA loans held for sale	(18,805)	(19,192)
Proceeds from sales of SBA loans	20,981	21,414
Change in accrued interest receivable	19	213
Change in bank-owned life insurance	(277)	(282)
Change in prepaid expenses and other assets	5,192	5,117
Change in accrued interest payable	622	52
Change in accrued expenses and other liabilities	(6,357)	(3,569)
Net cash provided by operating activities	18,367	20,117
Cash flows from investing activities:
Proceeds from matured, called and repayment of securities	22,495	17,404
Proceeds from sales of securities available for sale	21,958	12,573
Proceeds from sales of other real estate owned ("OREO")	—	3,349
Change in loans and leases receivable, excluding purchases	(70,838)	(66,556)
Purchases of securities	(46,641)	(60,960)
Purchases of premises and equipment	(481)	(411)
Purchases of loans receivable	(38,905)	(33,573)
Net cash used in investing activities	(112,412)	(128,174)
Cash flows from financing activities:
Change in deposits	29,447	273,428
Change in overnight FHLB borrowings	70,000	(265,000)
Issuance of subordinated debentures	—	97,735
Proceeds from exercise of stock options	570	13
Cash paid for treasury shares acquired in respect of share-based compensation	(431)	(648)
Cash dividends paid	(7,756)	(6,114)
Net cash provided by financing activities	91,830	99,414
Net decrease in cash and cash equivalents	(2,215)	(8,643)
Cash and cash equivalents at beginning of year	153,826	147,235
Cash and cash equivalents at end of period	$151,611	$138,592

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$9,536	$5,943
Income taxes	$39	$(101)
Non-cash activities:
Income tax benefit (expense) related to items in other comprehensive income	$2,543	$(560)
Change in unrealized loss (gain) in accumulated other comprehensive income	$8,864	$(1,620)
Cash dividends declared	$(7,756)	$(6,114)
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2018 and 2017
Note 1 — Organization and Basis of Presentation

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is a bank holding company whose subsidiary is Hanmi Bank (the “Bank”). Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operation of the Bank.

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended March 31, 2018, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”).

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

Descriptions of our significant accounting policies are included in Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.

During the three months ended March 31, 2018, the Company adopted Accounting Standards Update ("ASU") 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825) and ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). Summaries of ASU 2016-01 and 2018-02 and the impact of their adoption are included in Notes 2 and 5 to the Consolidated Financial Statements, respectively. In addition to other provisions, ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Beginning with the current quarter ended March 31, 2018, the Company measured the fair value of certain financial instruments, included in Note 10 to the Consolidated Financial Statements, using an exit price notion.

The Company also adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as of January 1, 2018, as required. ASU 2014-09 replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate.  See Note 14 to the Consolidated Financial Statements for the impact of the adoption of this new standard on the Company's consolidated financial statement.

Note 2 — Securities

The following is a summary of securities available for sale as of March 31, 2018 and December 31, 2017:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
March 31, 2018
Mortgage-backed securities (1)	$322,186	$6	$7,223	$314,969
Collateralized mortgage obligations (1)	127,125	8	2,945	124,188
U.S. government agency securities	7,499	—	131	7,368
Municipal bonds-tax exempt	125,064	219	1,457	123,826
Total securities available for sale	$581,874	$233	$11,756	$570,351

December 31, 2017
Mortgage-backed securities (1)	$306,166	$145	$2,702	$303,609
Collateralized mortgage obligations (1)	119,658	8	1,898	117,768
U.S. government agency securities	7,499	—	85	7,414
Municipal bonds-tax exempt	125,601	1,943	69	127,475
U.S. treasury securities	152	—	—	152
Mutual funds	22,916	—	530	22,386
Total securities available for sale	$581,992	$2,096	$5,284	$578,804

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

The amortized cost and estimated fair value of securities as of March 31, 2018, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(in thousands)
Within one year	$12,847	$12,801
Over one year through five years	77,973	76,519
Over five years through ten years	251,941	247,151
Over ten years	239,113	233,880
Total	$581,874	$570,351

Gross unrealized losses on securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of March 31, 2018 and December 31, 2017:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(in thousands, except number of securities)
March 31, 2018
Mortgage-backed securities	$5,777	$243,061	83	$1,446	$54,871	28	$7,223	$297,932	111
Collateralized mortgage obligations	1,388	65,798	18	1,557	51,314	36	2,945	117,112	54
U.S. government agency securities	36	1,464	1	95	5,905	2	131	7,369	3
Municipal bonds-tax exempt	1,331	89,320	40	126	2,632	2	1,457	91,952	42
Total	$8,532	$399,643	142	$3,224	$114,722	68	$11,756	$514,365	210

December 31, 2017
Mortgage-backed securities	$1,855	$197,621	66	$847	$56,998	25	$2,702	$254,619	91
Collateralized mortgage obligations	773	65,726	20	1,125	49,986	32	1,898	115,712	52
U.S. government agency securities	15	1,484	1	70	5,930	2	85	7,414	3
Municipal bonds-tax exempt	48	11,541	6	21	2,737	2	69	14,278	8
Municipal bonds-taxable	—	—	—	—	—	—	—	—	—
Mutual funds	—	—	—	530	22,382	6	530	22,382	6
Total	$2,691	$276,372	93	$2,593	$138,033	67	$5,284	$414,405	160

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2018 and December 31, 2017 included securities with issuers which have not established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

The Company does not intend to sell these securities and it is more likely than not that we will not be required to sell the securities before the recovery of their amortized cost basis. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of March 31, 2018 and December 31, 2017 were not other-than-temporarily impaired, and therefore, no impairment charges as of March 31, 2018 and December 31, 2017 were warranted.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Gross realized gains on sales of securities	$—	$269
Gross realized losses on sales of securities	(957)	—
Net realized (losses) gains on sales of securities	$(957)	$269
Proceeds from sales of securities	$21,958	$12,573

In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). This new guidance, among other provisions, amends accounting related to the classification and measurement of investments in equity securities. We adopted this guidance, as required, in the first quarter of 2018. ASU 2016-01 requires the amounts reported in accumulated other comprehensive income for equity securities that exist as of the date of adoption previously classified as available-for-sale to be reclassified to retained earnings. The Company reduced the balance of securities by $529,000 as of January 1, 2018, representing the loss related to all of our mutual fund equity securities, which resulted in a net reduction of retained earnings of $382,000 and an increase of $147,000 in net deferred tax assets based on the transition requirements of this standard.

During the three months ended March 31, 2018, we sold all of our mutual fund equity securities with gross realized losses of $957,000. The Company recorded a $428,000 net loss in earnings resulting from the sale these securities. The remaining loss of $529,000 related to these sold securities was recorded as a transition adjustment upon adoption of ASU 2016-01 as of the beginning of the period as described in the preceding paragraph. There was a $269,000 net gain in earnings resulting from sales of securities during the three months ended March 31, 2017, that had previously been recorded as net unrealized gains of $319,000 in comprehensive income.

Securities available for sale with market values of $130.8 million and $130.1 million as of March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Note 3 — Loans and leases

Loans and Leases Receivable, Net

Loans and leases receivable consisted of the following as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in thousands)
Real estate loans:
Commercial property
Retail	$909,414	$915,273
Hospitality	731,531	681,325
Other (1)	1,423,903	1,417,273
Total commercial property loans	3,064,848	3,013,871
Construction	57,896	55,190
Residential property	545,053	521,853
Total real estate loans	3,667,797	3,590,914
Commercial and industrial loans:
Commercial term	184,083	182,685
Commercial lines of credit	190,255	181,894
International loans	35,042	34,622
Total commercial and industrial loans	409,380	399,201
Leases receivable	321,481	297,284
Consumer loans (2)	14,899	17,059
Loans and leases receivable	4,413,557	4,304,458
Allowance for loan and lease losses	(31,777)	(31,043)
Loans and leases receivable, net	$4,381,780	$4,273,415

(1)
Includes, among other types, mixed-use, apartment, office, industrial, gas stations, faith-based facilities and warehouse; all other property types represent less than one percent of total loans and leases receivable.

(2)	Consumer loans include home equity lines of credit of $12.7 million and $14.2 million as of March 31, 2018 and December 31, 2017, respectively.

Accrued interest on loans and leases receivable was $10.3 million and $10.2 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, loans receivable of $1.1 billion were pledged to secure borrowing facilities from the FHLB.

Loans Held for Sale

The following is the activity for SBA loans held for sale for the three months ended March 31, 2018 and 2017:

	SBA Loans Held for Sale
	Real Estate	Commercial and Industrial	Total
	(in thousands)
March 31, 2018
Balance at beginning of period	$3,746	$2,648	$6,394
Originations	10,433	8,372	18,805
Sales	(12,028)	(7,159)	(19,187)
Principal payoffs and amortization	—	(4)	(4)
Balance at end of period	$2,151	$3,857	$6,008

March 31, 2017
Balance at beginning of period	$7,410	$1,906	$9,316
Originations	12,633	6,559	19,192
Sales	(12,254)	(7,389)	(19,643)
Principal payoffs and amortization	—	(16)	(16)
Balance at end of period	$7,789	$1,060	$8,849

Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses was as follows for the periods indicated:

	As of and for the Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$31,043	$32,429
Charge-offs	(1,632)	(186)
Recoveries on loans and leases previously charged off	1,717	989
Net recoveries	85	803
Loan and lease loss provision (income)	649	(80)
Balance at end of period	$31,777	$33,152

Management believes the allowance for loan and lease losses is appropriate to provide for probable losses inherent in the loan and lease portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management’s estimates are based on previous loss experience; volume, growth and composition of the loan and lease portfolio; the value of collateral; and current economic conditions. Our lending is concentrated generally in real estate, commercial, SBA and trade finance lending to small and middle market businesses primarily in California, Texas, Illinois, Virginia, New Jersey, New York, Colorado, Georgia and Washington State.

The following table details the information on the allowance for loan and lease losses by portfolio segment as of and for the three months ended March 31, 2018 and 2017:

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(In thousands)
As of and for the Three Months Ended March 31, 2018
Allowance for loan and lease losses on loans and leases:
Beginning balance	$17,012	$7,400	6,279	$122	$230	$31,043
Charge-offs	(989)	(279)	(364)	—	—	(1,632)
Recoveries on loans and leases previously charged off	885	736	95	1	—	1,717
Loan and lease loss provision (income)	732	(967)	1,100	2	(218)	649
Ending balance	$17,640	$6,890	$7,110	$125	$12	$31,777
Individually evaluated for impairment	$1,549	$357	$1,110	$—	$—	$3,016
Collectively evaluated for impairment	$16,091	$6,533	$6,000	$125	$12	$28,761

Loans and leases receivable	$3,667,797	$409,380	$321,481	$14,899	$—	$4,413,557
Individually evaluated for impairment	$18,513	$2,843	$4,200	$894	$—	$26,450
Collectively evaluated for impairment	$3,649,284	$406,537	$317,281	$14,005	$—	$4,387,107

As of and for the Three Months Ended March 31, 2017
Allowance for loan and lease losses on loans and leases:
Beginning balance	$26,134	$5,623	307		$199	$166	$32,429
Charge-offs	(104)	(40)	(42)		—	—	(186)
Recoveries on loans and leases previously charged off	712	277	—		—	—	989
Loan and lease loss provision (income)	(1,140)	95	715		(69)	319	(80)
Ending balance	$25,602	$5,955	$980		$130	$485	$33,152
Individually evaluated for impairment	$3,756	$791	$—		$—	$—	$4,547
Collectively evaluated for impairment	$21,846	$5,164	$980	$—	$130	$485	$28,605

Loans and leases receivable	$3,348,875	$317,682	$259,591		$17,803	$—	$3,943,951
Individually evaluated for impairment	$20,795	$3,828	$—		$321	$—	$24,944
Collectively evaluated for impairment	$3,328,080	$313,854	$259,591		$17,482	$—	$3,919,007

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

     As of March 31, 2018 and December 31, 2017, pass/pass-watch, special mention and classified loans and leases, disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total
	(in thousands)
March 31, 2018
Real estate loans:
Commercial property
Retail	$903,510	$375	$5,529	$909,414
Hospitality	717,252	4,220	10,059	731,531
Other	1,407,438	9,040	7,425	1,423,903
Construction	57,896	—	—	57,896
Residential property	544,516	301	236	545,053
Total real estate loans	3,630,612	13,936	23,249	3,667,797
Commercial and industrial loans:
Commercial term	180,355	757	2,971	184,083
Commercial lines of credit	189,514	741	—	190,255
International loans	35,042	—	—	35,042
Total commercial and industrial loans	404,911	1,498	2,971	409,380
Leases receivable	317,281	—	4,200	321,481
Consumer loans	13,864	202	833	14,899
Total loans and leases	$4,366,668	$15,636	$31,253	$4,413,557

December 31, 2017
Real estate loans:
Commercial property
Retail	$909,682	$454	$5,137	$915,273
Hospitality	667,254	4,976	9,095	681,325
Other	1,397,658	11,045	8,570	1,417,273
Construction	55,190	—	—	55,190
Residential property	521,261	305	287	521,853
Total real estate loans	3,551,045	16,780	23,089	3,590,914
Commercial and industrial loans:
Commercial term	179,835	439	2,411	182,685
Commercial lines of credit	181,462	250	182	181,894
International loans	34,622	—	—	34,622
Total commercial and industrial loans	395,919	689	2,593	399,201
Leases receivable	292,832	—	4,452	297,284
Consumer loans	15,995	—	1,064	17,059
Total loans and leases	$4,255,791	$17,469	$31,198	$4,304,458

The following is an aging analysis of loans and leases, disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
	(in thousands)
March 31, 2018
Real estate loans:
Commercial property
Retail	$295	$—	$689	$984	$908,430	$909,414
Hospitality	5,585	—	819	6,404	725,127	731,531
Other	348	—	683	1,031	1,422,872	1,423,903
Construction	—	—	—	—	57,896	57,896
Residential property	1,715	—	—	1,715	543,338	545,053
Total real estate loans	7,943	—	2,191	10,134	3,657,663	3,667,797
Commercial and industrial loans:
Commercial term	496	406	259	1,161	182,922	184,083
Commercial lines of credit	—	—	—	—	190,255	190,255
International loans	—	—	—	—	35,042	35,042
Total commercial and industrial loans	496	406	259	1,161	408,219	409,380
Leases receivable	2,211	816	3,089	6,116	315,365	321,481
Consumer loans	6	2	—	8	14,891	14,899
Total loans and leases	$10,656	$1,224	$5,539	$17,419	$4,396,138	$4,413,557

December 31, 2017
Real estate loans:
Commercial property
Retail	$96	$15	$630	$741	$914,532	$915,273
Hospitality	3,421	168	398	3,987	677,338	681,325
Other	1,245	1,333	563	3,141	1,414,132	1,417,273
Construction	—	—	—	—	55,190	55,190
Residential property	609	—	—	609	521,244	521,853
Total real estate loans	5,371	1,516	1,591	8,478	3,582,436	3,590,914
Commercial and industrial loans:
Commercial term	430	567	829	1,826	180,859	182,685
Commercial lines of credit	250	—	182	432	181,462	181,894
International loans	—	—	—	—	34,622	34,622
Total commercial and industrial loans	680	567	1,011	2,258	396,943	399,201
Leases receivable	2,295	944	3,554	6,793	290,491	297,284
Consumer loans	—	—	—	—	17,059	17,059
Total loans and leases	$8,346	$3,027	$6,156	$17,529	$4,286,929	$4,304,458

There was $17,000 of loans that were 90 days or more past due and accruing interest as of March 31, 2018 and no loans that were 90 days or more past due and accruing interest as of December 31, 2017.

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

The following tables provide information on impaired loans and leases, disaggregated by loan class, as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Related Allowance
	(in thousands)
March 31, 2018
Real estate loans:
Commercial property
Retail	$1,394	$1,417	$1,336	$58	$5
Hospitality	7,413	8,962	3,671	3,742	1,543
Other	7,255	7,778	7,140	116	1
Residential property	2,450	2,596	2,450	—	—
Total real estate loans	18,512	20,753	14,597	3,916	1,549
Commercial and industrial loans	2,843	2,934	1,344	1,499	357
Leases receivable	4,200	4,324	934	3,265	1,110
Consumer loans	894	1,087	895	—	—
Total loans and leases	$26,449	$29,098	$17,770	$8,680	$3,016

December 31, 2017
Real estate loans:
Commercial property
Retail	$1,403	$1,423	$1,246	$157	$1
Hospitality	6,184	7,220	2,144	4,040	1,677
Other	8,513	9,330	7,569	944	394
Residential property	2,563	2,728	824	1,739	21
Total real estate loans	18,663	20,701	11,783	6,880	2,093
Commercial and industrial loans	3,039	3,081	1,068	1,971	441
Leases receivable	4,452	4,626	455	3,997	3,334
Consumer loans	1,029	1,215	919	110	10
Total loans and leases	$27,183	$29,623	$14,225	$12,958	$5,878

	Three Months Ended
	Average Recorded Investment	Interest Income Recognized
	(in thousands)
March 31, 2018
Real estate loans:
Commercial property
Retail	$1,409	$22
Hospitality	8,105	141
Other	7,843	110
Residential property	2,580	30
Total real estate loans	19,937	303
Commercial and industrial loans	2,914	40
Leases receivable	4,603	10
Consumer loans	1,048	14
Total loans and leases	$28,502	$367

March 31, 2017
Real estate loans:
Commercial property
Retail	$1,667	$31
Hospitality	6,254	67
Other	10,160	183
Residential property	2,773	33
Total real estate loans	20,854	314
Commercial and industrial loans	3,892	59
Consumer loans	324	3
Total loans and leases	$25,070	$376

The following is a summary of interest foregone on impaired loans and leases for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms	$654	$591
Less: Interest income recognized on impaired loans and leases	(367)	(376)
Interest foregone on impaired loans and leases	$287	$215

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

The following table details nonaccrual loans and leases, excluding nonaccrual PCI loans of $1.0 million and $0.9 million as of March 31, 2018 and December 31, 2017, respectively, disaggregated by loan class, as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in thousands)
Real estate loans:
Commercial property
Retail	$237	$224
Hospitality	6,495	5,263
Other	1,292	2,462
Residential property	451	591
Total real estate loans	8,475	8,540
Commercial and industrial loans:
Commercial term	1,881	1,710
Commercial lines of credit	—	182
Total commercial and industrial loans	1,881	1,892
Leases receivable	4,200	4,452
Consumer loans	789	921
Total nonaccrual loans and leases	$15,345	$15,805

The following table details nonperforming assets as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in thousands)
Nonaccrual loans and leases	$15,345	$15,805
Loans and leases 90 days or more past due and still accruing	17	—
Total nonperforming loans and leases	15,362	15,805
Other real estate owned ("OREO")	1,660	1,946
Total nonperforming assets	$17,022	$17,751

OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017.

Troubled Debt Restructurings

The following table details TDRs as of March 31, 2018 and December 31, 2017:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
March 31, 2018
Real estate loans	$1,479	$3,709	$15	$—	$5,203	$3,408	$—	$1,356	$1,230	5,994
Commercial and industrial loans	128	107	740	484	1,459		177	471	369	1,017
Consumer loans	789	—	—	—	789	—	—	104	—	104
Total TDR loans	$2,396	$3,816	$755	$484	$7,451	$3,408	$177	$1,931	$1,599	$7,115

December 31, 2017
Real estate loans	$1,935	$3,761	$64	$—	$5,760	$3,409	$—	$1,387	$1,237	$6,033
Commercial and industrial loans	131	123	1,173	102	1,529	6	182	503	427	1,118
Consumer loans	811	—	—	—	811	—	—	108	—	108
Total TDR loans	$2,877	$3,884	$1,237	$102	$8,100	$3,415	$182	$1,998	$1,664	$7,259

As of March 31, 2018 and December 31, 2017, total TDRs were $14.6 million and $15.4 million, respectively. A debt restructuring is considered a TDR if we grant a concession, that we would not have otherwise considered, to the borrower for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for three months or more. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. At March 31, 2018 and December 31, 2017, $1.7 million and $2.2 million, respectively, of allowance relating to these loans were included in the allowance for loan and lease losses.

For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

Note 4 — Servicing Assets and Liabilities

The changes in servicing assets and liabilities for the three months ended March 31, 2018 and 2017 were as follows:

	2018	2017
	(in thousands)
Servicing assets:
Balance at beginning of period	$10,218	$10,564
Addition related to sale of SBA loans	435	442
Amortization	(786)	(727)
Reversal of allowance	—	330
Balance at end of period	$9,867	$10,609

Servicing liabilities:
Balance at beginning of period	$2,217	$3,143
Amortization	(195)	(300)
Reversal of allowance	—	(67)
Balance at end of period	$2,022	$2,776

At March 31, 2018 and December 31, 2017, we serviced loans sold to unaffiliated parties in the amounts of $471.9 million and $476.5 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.1 million and $1.2 million for three months ended March 31, 2018 and 2017, respectively. Servicing fee income, net of the amortization of servicing assets and liabilities, is included in other operating income in the consolidated statements of income. Net amortization expense was $591,000 and $427,000 for the three months ended March 31, 2018 and 2017, respectively.

Note 5 — Income Taxes

The Company’s income tax expense was $5.7 million and $8.6 million for the three months ended March 31, 2018 and 2017, respectively. The effective income tax rate was 27.8 percent and 38.5 percent for the three months ended March 31, 2018 and 2017, respectively.

Management concluded that as of March 31, 2018 and December 31, 2017, a valuation allowance of $2.8 million was appropriate against certain state net operating losses and certain tax credits. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. A net deferred tax asset of $35.6 million and $38.3 million as of March 31, 2018 and December 31, 2017, respectively, is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). This ASU eliminates the stranded tax effects in other comprehensive income resulting from the Tax Cuts and Jobs Act (the “Tax Act”). Because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations was not affected. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The Company adopted this standard as of January 1, 2018, and recorded the impact as an adjustment which increased retained earnings by $399,000 as of the date of adoption.

The Tax Act was enacted into U.S. tax law on December 22, 2017. The Tax Act makes numerous changes to the U.S. tax code, including (although not limited to) reducing the U.S. federal corporate tax rate to 21 percent, eliminating the corporate alternative minimum tax (AMT), limiting deductible interest expense, increasing limitations on certain executive compensation, and enhancing bonus depreciation to provide for full expensing of qualified property. On that same date, the SEC staff also issued SAB 118, which provided guidance regarding financial statement accounting of the tax effects of the Tax Act. SAB 118 provides for the completion of the accounting related effects of the Tax Act in accordance with a measurement period of one year from the Tax Act enactment date. Those aspects of the Tax Act for which the accounting under ASC 740 is complete is to be reflected in the financial statements under SAB 118. To the extent that the company’s accounting for certain income taxes effects of the Tax Act is incomplete, however where a reasonable estimate is determinable, SAB 118 provides that a provisional estimate should be included in the financial statements. Finally, if a provisional estimate cannot be determined, a company should continue to apply ASC 740 based on the tax laws that were in effect immediately before the enactment of the Tax Act.

During the period ended December 31, 2017 the Company made a provisional estimate of the impact of the Tax Act, which was discussed in Note 11 to our Consolidated Financial Statement included in our Form 10-K filed for that period.  The Company is continuing to evaluate the impact of the Tax Act on its financial statements, and has not made any adjustments to this estimate during the period ended March 31, 2018.

The Company is subject to examination by various federal and state tax authorities for certain years ended December 31, 2008 through 2016. As of March 31, 2018, the Company was subject to audit or examination by the Internal Revenue Service for the 2014 tax year and the California Franchise Tax Board for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements as a result of these audits or examinations.

Note 6 — Borrowings and Subordinated Debentures

Borrowings
The Bank had advances from the FHLB of $220.0 million and $150.0 million as of March 31, 2018 and December 31, 2017, respectively. The FHLB advances were all overnight borrowings at March 31, 2018 and December 31, 2017. For the three months ended March 31, 2018 and 2017, interest expense on FHLB advances was $679,000 and $468,000, respectively, and the weighted-average interest rate was 1.54 percent and 0.70 percent, respectively.

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $1.1 billion of loans pledged as collateral with the FHLB, which provides $871.0 million in borrowing capacity, of which $651.0 million remained available at March 31, 2018.

The Bank also has securities with market values of $8.1 million pledged with the Federal Reserve Bank ("FRB"), which provides $8.0 million in available borrowing capacity through the Fed Discount Window. There were no outstanding borrowings with the FRB as of March 31, 2018 and December 31, 2017.

Subordinated Debentures
The Company issued Fixed-to-Floating Subordinated Notes (the “Notes”) of $100 million on March 21, 2017, with a final maturity on March 30, 2027.  The Notes have an initial fixed interest rate of 5.45% per annum, payable semi-monthly on March 30 and September 30 of each year.  From and including March 30, 2022 and thereafter, the Notes bear interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.315% payable quarterly. If the then current three-month LIBOR is less than zero, three-month LIBOR will be deemed to be zero. Debt issuance cost was $2.3 million, which is being amortized through the Notes' maturity date. At March 31, 2018, the balance of Notes included in the Company's consolidated balance sheet, net of debt issuance cost, was $98.0 million. The amortization of debt issuance cost was $45,000 and $4,000 for the three months ended March 31, 2018 and 2017, respectively.
The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of the acquisition of Central Bancorp Inc. ("CBI") in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures' maturity date of March 15, 2036. CBI formed a trust in 2005 and issued $26.0 million of Trust Preferred Securities (“TPS”) at 6.26 percent fixed rate for the first five years and a variable rate at the 3 month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At March 31, 2018 and December 31, 2017, the balance of Subordinated Debentures included in the Company's consolidated balance sheets, net of discount of $7.6 million and $7.7 million, was $19.4 million and $19.0 million, respectively. The amortization of discount was $86,000 and $77,000 for the three months ended March 31, 2018, and 2017, respectively.

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

For diluted EPS, weighted-average number of common shares included the impact of unvested restricted stock under the treasury method. Unvested restricted stock containing rights to non-forfeitable dividends are considered participating securities prior to vesting and have been included in the earnings allocation in computing basic and diluted EPS under the two-class method. Basic EPS is computed by dividing net income, net of income allocated to participating securities, by the weighted-average number of common shares. For diluted EPS, weighted-average number of common shares include the diluted effect of stock options.

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except for share and per share data)
Basic EPS:
Net income	$14,855	$13,783
Less: income allocated to unvested restricted shares	89	84
Income allocated to common shares	$14,766	$13,699
Weighted-average shares for basic EPS	32,145,214	32,001,766
Basic EPS	$0.46	$0.43

Effect of dilutive securities - options and unvested restricted stock	155,881	189,692

Diluted EPS:
Income allocated to common shares	$14,766	$13,699
Weighted-average shares for diluted EPS	32,301,095	32,191,458
Diluted EPS	$0.46	$0.43

There were no stock options with an anti-dilutive effect for the three months ended March 31, 2018 or 2017.

Note 8 – Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income for the three months ended March 31, 2018 and 2017 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Tax Benefit (Expense)	Total
	(in thousands)
March 31, 2018
Balance at beginning of period	$(3,188)	$1,319	$(1,869)
Other comprehensive loss before reclassification	(8,864)	2,543	(6,321)
Adjustment to accumulated other comprehensive income related to adoption of ASU 2016-01 and 2018-02 (see Notes 2 and 5)	529	(546)	(17)
Period change	(8,335)	1,997	(6,338)
Balance at end of period	$(11,523)	$3,316	$(8,207)

March 31, 2017
Balance at beginning of period	$(4,089)	$1,695	$(2,394)
Other comprehensive income before reclassification	1,620	(560)	1,060
Reclassification from accumulated other comprehensive income	(269)	—	(269)
Period change	1,351	(560)	791
Balance at end of period	$(2,738)	$1,135	$(1,603)

For the three months ended March 31, 2018, there was a net $17,000 adjustment related to adoption of two new accounting standards (ASU 2016-01 and ASU 2018-02) effective January 1, 2018. The $17,000 includes a $529,000 reduction of unrealized losses related to all of the Company's mutual funds equity securities upon adoption of ASU 2016-01 and a $546,000 reduction in tax benefits upon adoption of ASU 2016-01 and ASU 2018-02.

For the three months ended March 31, 2017, there was a $269,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $269,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized gains of $319,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period.

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

In addition, a new capital conservation buffer of 2.5% began to be phased in effective January 1, 2016 through January 1, 2019, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. In January 2016, the new capital conservation buffer requirement was 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. The Company and the Bank's capital conservation buffer was 6.52% and 7.13%, respectively, as of March 31, 2018, and 6.55% and 7.20%, respectively, as of December 31, 2017.

The capital ratios of Hanmi Financial and the Bank as of March 31, 2018 and December 31, 2017 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2018
Total capital (to risk-weighted assets):
Hanmi Financial	$695,483	15.43%	$360,582	8.00%	N/A	N/A
Hanmi Bank	$681,539	15.13%	$360,395	8.00%	$450,494	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$564,376	12.52%	$270,436	6.00%	N/A	N/A
Hanmi Bank	$648,439	14.39%	$270,296	6.00%	$360,395	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$544,983	12.09%	$202,827	4.50%	N/A	N/A
Hanmi Bank	$648,439	14.39%	$202,722	4.50%	$292,821	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$564,376	10.88%	$207,452	4.00%	N/A	N/A
Hanmi Bank	$648,439	12.51%	$207,361	4.00%	$259,201	5.00%

December 31, 2017
Total capital (to risk-weighted assets):
Hanmi Financial	$684,272	15.50%	$353,171	8.00%	N/A	N/A
Hanmi Bank	$670,896	15.20%	$353,091	8.00%	$441,364	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$553,970	12.55%	$264,878	6.00%	N/A	N/A
Hanmi Bank	$638,557	14.47%	$264,818	6.00%	$353,091	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$537,950	12.19%	$198,658	4.50%	N/A	N/A
Hanmi Bank	$638,557	14.47%	$198,614	4.50%	$286,886	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$553,970	10.79%	$205,344	4.00%	N/A	N/A
Hanmi Bank	$638,557	12.44%	$205,385	4.00%	$256,731	5.00%

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

Loans held for sale - Loans held for sale are all SBA loans and carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At March 31, 2018, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Impaired loans - Nonaccrual loans and performing restructured loans are considered impaired for reporting purposes and are measured and recorded at fair value on a non-recurring basis. Nonaccrual loans with an unpaid principal balance over $100,000 and all performing restructured loans are reviewed individually for the amount of impairment, if any. Nonaccrual loans with an unpaid principal balance of $100,000 or less are evaluated for impairment collectively. The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on either the current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value reported on older appraisals that are then adjusted based on recent market trends, a Level 3 measurement.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2018 and December 31, 2017, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(in thousands)
March 31, 2018
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$314,969	$—	$314,969
Collateralized mortgage obligations	—	124,188	—	124,188
U.S. government agency securities	—	7,368	—	7,368
Municipal bonds-tax exempt	—	123,826	—	123,826
Total securities available for sale	$—	$570,351	$—	$570,351

December 31, 2017
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$303,609	$—	$303,609
Collateralized mortgage obligations	—	117,768	—	117,768
U.S. government agency securities	—	7,414	—	7,414
Municipal bonds-tax exempt	—	127,475	—	127,475
U.S. treasury securities	152	—	—	152
Mutual funds	22,386	—	—	22,386
Total securities available for sale	$22,538	$556,266	$—	$578,804

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of March 31, 2018 and December 31, 2017, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Three Months Ended March 31, 2018
	(in thousands)
March 31, 2018
Assets:
Impaired loans (1)	$—	$4,786	$1,031	$456
OREO	—	1,660	—	—

				Loss During the Twelve Months Ended December 31, 2017
December 31, 2017
Assets:
Impaired loans (2)	$—	$6,121	$2,436	$2,730
OREO	—	1,946	—	—

(1)	Consist of real estate loans of $4.7 million and commercial and industrial loans of $1.1 million.

(2)	Consist of real estate loans of $6.7 million, commercial and industrial loans of $1.7 million.

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

During the three months ended March 31, 2018, as required, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). This standard, among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we have concluded that the carrying amounts approximate fair value, the fair value estimates shown below have are based on an exit price notion as of March 31, 2018, as required by ASU 2016-01. The financial instruments for which we have concluded that the carrying amounts approximate fair value include, cash and due from banks, accrued interest receivable and payable, FHLB stock, and noninterest-bearing deposits. The fair values of off-balance sheet items are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.

The estimated fair values of financial instruments were as follows:

	March 31, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	151,611	151,611	—	—
Securities available for sale	570,351	—	570,351	—
Loans and leases receivable, net of allowance for loan and lease losses	4,381,780	—	—	4,392,889
Loans held for sale	6,008	—	6,461	—
Accrued interest receivable	12,751	12,751	—	—
FHLB stock	16,385	—	16,385	—
Financial liabilities:
Noninterest-bearing deposits	1,352,162	—	1,352,162	—
Interest-bearing deposits	3,025,939	—	—	2,905,169
Borrowings and subordinated debentures	337,400	—	—	337,822
Accrued interest payable	5,931	5,931	—	—
Off-balance sheet items:
Commitments to extend credit	324,528	—	—	324,528
Standby letters of credit	22,288	—	—	22,288
Commercial letters of credit	11,560	—	—	11,560

	December 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$153,826	$153,826	$—	$—
Securities available for sale	578,804	22,538	556,266	—
Loans and leases receivable, net of allowance for loan and lease losses	4,273,415	—	—	4,213,689
Loans held for sale	6,394	—	6,394	—
Accrued interest receivable	12,770	12,770	—	—
FHLB stock	16,385	—	16,385	—
Financial liabilities:
Noninterest-bearing deposits	1,312,274	—	1,312,274	—
Interest-bearing deposits	3,036,380	—	—	2,973,139
Borrowings and subordinated debentures	267,270	—	—	267,270
Accrued interest payable	5,309	5,309	—	—
Off-balance sheet items:
Commitments to extend credit	318,634	—	—	318,634
Standby letters of credit	19,294	—	—	19,294
Commercial letters of credit	9,308	—	—	9,308

Note 11 — Share-Based Compensation

Share-Based Compensation Expense

For the three months ended March 31, 2018 and 2017, share-based compensation expenses were $884,000 and $692,000, respectively, and net tax benefits recognized from stock option and restricted stock awards were $247,000 and $276,000, respectively. Excess tax benefits related to the Company's share-based compensation are recognized as income tax expense in the consolidated statement of income.

Unrecognized Share-Based Compensation Expense

As of March 31, 2018, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)
Stock option awards	$4	0.2 years
Restricted stock awards	6,073	2.0 years
Total unrecognized share-based compensation expense	$6,077	2.2 years

Stock Option Awards

The table below provides stock option information for the three months ended March 31, 2018:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
				(in thousands)
Options outstanding at beginning of period	364,088	$17.86	5.9 years	$4,548	(1)
Options exercised	(25,750)	$22.06	5.9 years	—
Options outstanding at end of period	338,338	$17.54	5.5 years	$4,469	(2)

Options exercisable at end of period	329,003	$17.37	5.4 years	$4,625	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $30.35 as of December 31, 2017, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $30.75 as of March 31, 2018, over the exercise price, multiplied by the number of options.

There were 25,750 and 1,000 stock options exercised during the three months ended March 31, 2018 and 2017, respectively.

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

The table below provides information for restricted stock awards for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	317,783	$21.09
Restricted stock granted	97,724	24.08
Restricted stock vested	(52,913)	26.86
Restricted stock forfeited	(38,498)	9.97
Restricted stock at end of period	324,096	22.38

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

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in thousands)
Commitments to extend credit	$324,528	$318,634
Standby letters of credit	22,288	19,294
Commercial letters of credit	11,560	9,308
Total undisbursed loan commitments	$358,376	$347,236

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

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Balance at beginning of period	$1,296	$1,184
Provision (income)	27	—
Balance at end of period	$1,323	$1,184

Note 13 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q for the period ended March 31, 2018, or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of March 31, 2018.

Note 14 — Revenue Recognition

The Company also adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as of January 1, 2018. ASU 2014-09 established a principles-based approach to recognizing revenue that applies to all contracts other than those covered by other authoritative U.S. GAAP guidance. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows are also required.  ASU 2014-09 was to be effective for interim and annual periods beginning after December 15, 2016 and was to be applied on either a modified retrospective or full retrospective basis. In August 2015, the FASB issued ASU 2015-14 which deferred the original effective date for all entities by one year. Public business entities are required to apply the guidance in ASU 2015-14 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.
The standard’s core principle is that a company shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally are required to use more judgment and make more estimates than under prior guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20. Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application.
Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have an impact on revenue most closely associated with our financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including revenue streams associated with our noninterest income. Based on this assessment, the Company concluded that ASU 2014-09 did not change the method in which the Company currently recognizes revenue for these revenue streams.
The Company's noninterest income primarily includes service charges on deposit accounts, trade finance and other service charges and fees, servicing income, bank-owned life insurance income and gains or losses on sale of SBA loans, PCI loans and securities. Based on our assessment of revenue streams related to the Company's noninterest income, we concluded that the Companies performance obligations for such revenue streams are typically satisfied as services are rendered. If applicable, the Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers and records contract assets when services are provided to customers before payment is received or before payment is due. The Company’s noninterest revenue streams are largely based on transactional activities and since the Company generally receives payments for its services during the period or at the time services are provided, there are no contract asset or receivable balances as of March 31, 2018. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized.
The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross versus net) and concluded that our Consolidated Statements of Income do not include any revenue streams that are impacted by such gross versus net provisions of the new standard. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no impact upon adoption of this new standard, a cumulative effect adjustment to opening retained earnings was not deemed necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three months ended March 31, 2018. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended March 31, 2018 (this “Report”).

Forward-Looking Statements

Some of the statements under this item and elsewhere in this Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, developments regarding our capital plans, plans and objectives of management for future operations, strategic alternatives for a possible business combination, merger or sale transactions, and other similar forecasts and statements of expectation and statements of assumption underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi Bank; general economic and business conditions internationally, nationally and in those areas in which we operate, including, but not limited to, California, Illinois and Texas; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital from private and government sources; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread; risks of natural disasters related to our real estate portfolio; risks associated with Small Business Administration ("SBA") loans; failure to attract or retain key employees; changes in governmental regulation; enforcement actions against us and litigation we may become a party to; ability of Hanmi Bank to make distributions to Hanmi Financial, which is restricted by certain factors, including Hanmi Bank's retained earnings, net income, prior distributions made, and certain other financial tests; ability to successfully and efficiently integrate the operations of banks and other institutions we acquire; adequacy of our allowance for loan and lease losses; credit quality and the effect of credit quality on our provision for loan and lease losses and allowance for loan and lease losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and leases and other terms of credit agreements; our ability to control expenses; and changes in securities markets. In addition, for a discussion of some of the other factors that might cause such a difference, see the discussion contained in our 2017 Annual Report on Form 10-K, as well as other factors we identify from time to time in our filings with the SEC. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date, on which such statements were made, except as required by law.

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to Consolidated Financial Statements in our 2017 Annual Report on Form 10-K. We had no significant changes in our accounting policies since the filing of our 2017 Annual Report on Form 10-K, except for adoption of three new accounting standards during the three months ended March 31, 2018 as described in Note 1 to the Consolidated Financial Statements.

Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2017 Annual Report on Form 10-K. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Hanmi Financial’s Board of Directors.

Selected Financial Data

The following table sets forth certain selected financial data for the periods indicated:

	As of or for the
	Three Months Ended March 31,
	2018	2017
	(dollars in thousands, except per share data)
Summary balance sheets:
Cash and due from banks	$151,611	$138,592
Securities	570,351	548,010
Loans and leases receivable (1)	4,381,780	3,910,799
Assets	5,305,641	4,811,821
Deposits	4,378,101	4,083,165
Liabilities	4,741,363	4,272,279
Stockholders’ equity	564,278	539,542
Tangible equity	551,824	526,745
Average loans and leases receivable (1)	4,310,964	3,881,686
Average securities	588,738	526,549
Average assets	5,213,790	4,738,221
Average deposits	4,317,627	3,873,840
Average stockholders’ equity	565,867	534,273
Average tangible equity	553,362	521,420
Per share data:
Earnings per share – basic (2)	$0.46	$0.43
Earnings per share – diluted (2)	$0.46	$0.43
Book value per share (3)	$17.36	$16.66
Tangible book value per share (4)	$16.98	$16.26
Cash dividends per share	$0.24	$0.19
Common shares outstanding	32,502,658	32,392,580
Performance ratios:
Return on average assets (5) (6)	1.16%	1.18%
Return on average stockholders’ equity (5) (7)	10.65%	10.46%
Return on average tangible equity (5) (8)	10.89%	10.72%
Net interest margin (9)	3.70%	3.89%
Efficiency ratio (10)	58.36%	54.95%
Dividend payout ratio (11)	52.17%	44.39%
Average stockholders’ equity to average assets	10.85%	11.28%

Capital ratios:
Total risk-based capital:
Hanmi Financial	15.43%	16.16%
Hanmi Bank	15.13%	15.91%
Tier 1 risk-based capital:
Hanmi Financial	12.52%	12.93%
Hanmi Bank	14.39%	15.07%
Common equity Tier 1 capital:
Hanmi Financial	12.09%	12.56%
Hanmi Bank	14.39%	15.07%
Tier 1 leverage:
Hanmi Financial	10.88%	11.21%
Hanmi Bank	12.51%	13.08%
Asset quality ratios:
Nonperforming loans and leases to loans and leases	0.35%	0.32%
Nonperforming assets to assets (12)	0.32%	0.36%
Net loan and lease charge-offs (recoveries) to average loans and leases	(0.01)%	(0.08)%
Allowance for loan lease losses to loans and leases	0.72%	0.84%
Allowance for loan and lease losses to non-performing loans and leases	206.85%	259.53%

(1)	Net of allowance for loan and lease losses

(2)	Calculation based on net income allocated to common shares

(3)	Stockholders’ equity divided by common shares outstanding

(4)	Tangible equity divided by common shares outstanding

(5)	Calculation based on annualized net income

(6)	Net income divided by average assets

(7)	Net income divided by average stockholders’ equity

(8)	Net income divided by average tangible equity

(9)	Net interest income on a taxable equivalent basis before provision for loan and lease losses divided by average interest-earning assets

(10)	Noninterest expenses divided by the sum of net interest income before provision for loan and lease losses and noninterest income

(11)	Dividend declared per share divided by basic earnings per share

(12)	Nonperforming assets consist of nonperforming loans and leases and OREO

Non-GAAP Financial Measures

The Company calculates certain supplemental financial information determined by methods other than in accordance with U.S. GAAP, including tangible assets, tangible stockholders' equity and tangible book value per share. These non-GAAP measures are used by management in analyzing Hanmi Financial’s capital strength.

Tangible equity is calculated by subtracting goodwill created from acquisition of the Commercial Equipment Leasing Division and core deposit intangible from stockholders’ equity. Banking and financial institution regulators also exclude goodwill and core deposit intangible from stockholders’ equity when assessing the capital adequacy of a financial institution.

Management believes the presentation of these financial measures excluding the impact of items described in the preceding paragraph provide useful supplemental information that are essential to a proper understanding of the capital strength of Hanmi Financial. These disclosures should not be viewed as a substitution for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Tangible Assets, Tangible Stockholders’ Equity and Tangible Book Value Per Share

The following table reconciles these non-GAAP performance measures to the most comparable GAAP performance measures as of the dates indicated:

	March 31,
	2018	2017
	(in thousands, except per share data)
Total assets	$5,305,641	$4,811,821
Less goodwill	(11,031)	(11,031)
Less other intangible assets, net	(1,423)	(1,766)
Tangible assets	$5,293,187	$4,799,024

Total stockholders’ equity	$564,278	$539,542
Less goodwill	(11,031)	(11,031)
Less other intangible assets, net	(1,423)	(1,766)
Tangible stockholders' equity	$551,824	$526,745

Book value per share	$17.36	$16.66
Effect of goodwill	(0.34)	(0.35)
Effect of other intangible assets	(0.04)	(0.05)
Tangible book value per share	$16.98	$16.26

Executive Overview

For the three months ended March 31, 2018, net income was $14.9 million, or $0.46 per diluted share, compared with $13.8 million, or $0.43 per diluted share, for the three months ended March 31, 2017. Net income for the first quarter of 2018 increased 7.8 percent, or $1.1 million. Net interest income, before provision for loan and lease losses, increased by $2.5 million, or 6.1 percent, to $44.9 million in the first quarter of 2018 compared with $42.4 million in the same quarter of 2017. Provision for income taxes decreased by $2.9 million, or 33.7 percent, mainly due to lower pretax income and a lower effective tax rate. These increases were partially offset by a decrease in noninterest income of $1.2 million, or 16 percent, mainly due to losses on sales of securities, and an increase in noninterest expense of $2.5 million, or 9.2 percent, mainly due to higher salaries and benefits.

Other financial highlights include the following:

•
Loans and leases receivable, before the allowance for loan and lease losses, were $4.41 billion at the end of the first quarter of 2018, up $109.1 million, or 2.5 percent, from $4.30 billion at the end of 2017.

•	Deposits at March 31, 2018 were $4.38 billion, an increase of $29.4 million, or 0.7 percent, from $4.35 billion at the end of 2017.

•	Return on average assets was 1.16% and return on average equity was 10.65% compared with 1.18% and 10.46%, respectively, for the same period a year ago.

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

	Three Months Ended
	March 31, 2018			March 31, 2017
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (1)	$4,310,964	$51,574	4.85%	$3,881,686	$45,378	4.74%
Securities (2)	588,738	3,296	2.24%	526,549	3,026	2.30%
FHLB stock	16,385	289	7.15%	16,385	374	9.26%
Interest-bearing deposits in other banks	32,401	114	1.43%	38,600	77	0.81%
Total interest-earning assets	4,948,488	55,273	4.53%	4,463,220	48,855	4.44%
Noninterest-earning assets:
Cash and due from banks	122,580			117,802
Allowance for loan and lease losses	(32,487)			(32,842)
Other assets	175,209			190,041
Total assets	$5,213,790			$4,738,221
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$91,378	$18	0.08%	$97,602	$19	0.08%
Money market and savings	1,478,795	3,326	0.91%	1,406,903	2,666	0.77%
Time deposits	1,440,382	4,441	1.25%	1,173,184	2,469	0.85%
Total interest-bearing deposits	3,010,555	7,785	1.05%	2,677,689	5,154	0.78%
Borrowings	179,000	679	1.54%	270,500	468	0.70%
Subordinated debentures	117,323	1,694	5.77%	30,950	373	4.82%
Total interest-bearing liabilities	3,306,878	10,158	1.25%	2,979,139	5,995	0.82%
Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,307,072			1,196,151
Other liabilities	33,973			28,658
Stockholders’ equity	565,867			534,273
Total liabilities and stockholders’ equity	$5,213,790			$4,738,221
Net interest income (taxable equivalent)		$45,115			$42,860
Cost of deposits (3)			0.73%			0.54%
Net interest spread (taxable equivalent basis) (4)			3.28%			3.62%
Net interest margin (taxable equivalent basis) (5)			3.70%			3.89%

(1)	Loans and leases receivable include LHFS and exclude the allowance for loan and lease losses. Nonaccrual loans and leases are included in the average loan and lease balance.

(2)	Amounts calculated on a fully taxable equivalent basis using the federal tax rate in effect for the periods presented.

(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended
	March 31, 2018 vs. March 31, 2017
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans and leases receivable	$5,121	$1,075	$6,196
Securities	348	(78)	270
FHLB stock	—	(85)	(85)
Interest-bearing deposits in other banks	(14)	51	37
Total interest and dividend income	$5,455	$963	$6,418
Interest expense:
Demand: interest-bearing	$(1)	$—	$(1)
Money market and savings	144	516	660
Time deposits	643	1,329	1,972
Borrowings	(200)	411	211
Subordinated debentures	1,234	87	1,321
Total interest expense	$1,820	$2,343	$4,163
Change in net interest income (taxable equivalent)	$3,635	$(1,380)	$2,255

Interest and dividend income, on a taxable equivalent basis, increased $6.4 million, or 13.1 percent, to $55.3 million for the three months ended March 31, 2018 from $48.9 million for the same period in 2017. Interest expense increased $4.2 million, or 69.4 percent, to $10.2 million for the three months ended March 31, 2018 from $6.0 million for the same period in 2017. For the three months ended March 31, 2018 and 2017, net interest income, on a taxable equivalent basis, was $45.1 million and $42.9 million, respectively. The increase in net interest income was primarily attributable to the 11.0 percent growth in average loans and leases, offset by increases in rates paid on interest-bearing deposits and higher amounts of debt. The net interest spread and net interest margin, on a taxable equivalent basis, for the three months ended March 31, 2018 were 3.28 percent and 3.70 percent, respectively, compared with 3.62 percent and 3.89 percent, respectively, for the same period in 2017.

Average loans and leases increased $429.2 million, or 11.0 percent, to $4.31 billion for the three months ended March 31, 2018 from $3.88 billion for the same period in 2017. Average securities increased $62.2 million, or 11.8 percent, to $588.7 million for the three months ended March 31, 2018 from $526.5 million for the same period in 2017. Average interest-earning assets increased $485.3 million, or 10.9 percent, to $4.95 billion for the three months ended March 31, 2018 from $4.46 billion for the same period in 2017. The increase in average loans and leases was due mainly to new loan production. Average interest-bearing liabilities increased $327.8 million, or 11.0 percent, to $3.31 billion for the three months ended March 31, 2018, compared with $2.98 billion for the same period in 2017. The increase in average interest-bearing liabilities resulted primarily from an increase in interest-bearing deposits of $332.9 million and average subordinated debentures of $86.3 million due to the notes issued in the first quarter of 2017, offset by a decrease of $91.5 million in average borrowings.

The average yield on loans and leases increased to 4.85 percent for the three months ended March 31, 2018 from 4.74 percent for the same period in 2017, primarily due to the increase in the general level of interest rates and the mix of loans and leases. The average yield on securities, on a taxable equivalent basis, decreased to 2.24% percent for the three months ended March 31, 2018 from 2.30 percent for the same period in 2017. The average yield on interest-earning assets, on a taxable equivalent basis, increased 9 basis points to 4.53 percent for the three months ended March 31, 2018 from 4.44 percent for the same period in 2017, due mainly to the higher percentage of loans in the mix of interest-earning assets. The average cost of interest-bearing liabilities increased by 43 basis points to 1.25 percent for the three months ended March 31, 2018 from 0.82 percent for the same period in 2017, mainly due to higher rates paid on deposits.

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

The provision for loan and lease losses was $0.6 million for the first quarter of 2018. For the same period in 2017, the provision for loan and lease losses was a negative $80 thousand. The charge to other noninterest expense for losses on off-balance sheet items was $27 thousand for the three months ended March 31, 2018 compared to none for the same period in 2017.

See also “Allowance for Loan and Lease Losses and Allowance for Off-Balance Sheet Items" for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$2,511	$2,528	$(17)	(0.7)%
Trade finance and other service charges and fees	1,173	1,047	126	12.0%
Servicing income	662	564	98	17.4%
Bank-Owned life insurance income	277	285	(8)	(2.8)%
All other operating income	285	877	(592)	(67.5)%
Subtotal service charges, fees and other income	4,908	5,301	(393)	(7.4)%
Gain on sale of SBA loans	1,448	1,464	(16)	(1.1)%
Disposition gains on PCI loans	133	183	(50)	(27.3)%
Net (loss) gain on sales of securities	(428)	269	(697)	(259.1)%
Total noninterest income	$6,061	$7,217	$(1,156)	(16.0)%

For the three months ended March 31, 2018, noninterest income was $6.1 million, a decrease of $1.2 million, or 16 percent, compared with $7.2 million for the same period in 2017. The decrease was primarily attributable to the $0.4 million loss on sale of securities related to the sale of $22.0 million of mutual funds in the first quarter of 2018 compared to securities gains of $0.3 million for the same quarter a year ago. In addition, 2017 operating income included $0.4 million of upcharge income.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$18,702	$17,104	$1,598	9.3%
Occupancy and equipment	4,072	3,982	90	2.3%
Data processing	1,678	1,631	47	2.9%
Professional fees	1,369	1,148	221	19.3%
Supplies and communications	708	635	73	11.5%
Advertising and promotion	876	802	74	9.2%
OREO expense (income)	79	(101)	180	178.2%
All other operating expenses	2,273	2,039	234	11.5%
Total noninterest expense	$29,757	$27,240	$2,517	9.2%

For the three months ended March 31, 2018, noninterest expense was $29.8 million, an increase of $2.5 million or 9.2 percent, compared with $27.2 million for the same period in 2017. The increase was due primarily to increases in salaries and employee benefits and professional fees.

Income Tax Expense

Income tax expense was $5.7 million for the three months ended March 31, 2018, compared with $8.6 million for the same period in 2017. The effective income tax rate was 27.8 percent for the three months ended March 31, 2018 and 38.5 percent for the same period in 2017, partly due to lower federal tax rate as a result of the passage of the tax reform in December 2017.

Financial Condition

Securities

As of March 31, 2018, our securities portfolio was composed primarily of U.S. government agency mortgage-backed securities and collateralized mortgage obligations, as well as tax exempt municipal bonds. Most of the securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of March 31, 2018 and December 31, 2017.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on securities as of the dates indicated:

	March 31, 2018			December 31, 2017
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(in thousands)
Securities available for sale:
Mortgage-backed securities	$322,186	$314,969	$(7,217)	$306,166	$303,609	$(2,557)
Collateralized mortgage obligations	127,125	124,188	(2,937)	119,658	117,768	(1,890)
U.S. government agency securities	7,499	7,368	(131)	7,499	7,414	(85)
Municipal bonds-tax exempt	125,064	123,826	(1,238)	125,601	127,475	1,874
U.S. treasury securities	—	—	—	152	152	—
Mutual funds		—	—	22,916	22,386	(530)
Total securities available for sale	$581,874	$570,351	$(11,523)	$581,992	$578,804	$(3,188)

As of March 31, 2018, securities available for sale decreased $8.5 million or 1.5 percent to $570.4 million, compared with $578.8 million as of December 31, 2017. This decrease was due mainly to sale of all of our mutual funds and an increase in unrealized losses, offset by purchases of mortgage-backed securities and collateralized mortgage obligations. As of March 31, 2018, securities available for sale had a net unrealized loss of $11.5 million, comprised of $0.2 million of unrealized gains and $11.7 million of unrealized losses. As of December 31, 2017, securities available for sale had a net unrealized loss of $3.2 million, comprised of $2.1 million of unrealized gains and $5.3 million of unrealized losses

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of March 31, 2018:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$12,590	1.64%	$49,126	2.10%	$84,291	2.22%	$176,179	2.36%	$322,186	2.26%
Collateralized mortgage obligations	32	1.17%	1,753	1.67%	18,660	1.59%	106,680	2.18%	127,125	2.09%
U.S. government agency securities	—	—%	7,499	1.52%	—	—%	—	—%	7,499	1.52%
Municipal bonds-tax exempt (1)	—	—%	9,718	2.25%	76,262	2.69%	39,084	3.41%	125,064	2.88%
Total securities available for sale	$12,622	1.64%	$68,096	2.04%	$179,213	2.35%	$321,943	2.43%	$581,874	2.34%

(1)	The yield on municipal bonds has been computed on a federal tax-equivalent basis.

Loans and Leases Receivable, Net
The following table shows the loan and lease portfolio composition by type as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in thousands)
Real estate loans:
Commercial property
Retail	$909,414	$915,273
Hospitality	731,531	681,325
Other (1)	1,423,903	1,417,273
Total commercial real estate loans	3,064,848	3,013,871
Construction	57,896	55,190
Residential property	545,053	521,853
Total real estate loans	3,667,797	3,590,914
Commercial and industrial loans:
Commercial term	184,083	182,685
Commercial lines of credit	190,255	181,894
International loans	35,042	34,622
Total commercial and industrial loans	409,380	399,201
Leases receivable	321,481	297,284
Consumer loans (2)	14,899	17,059
Loans and leases receivable	4,413,557	4,304,458
Allowance for loan and lease losses	(31,777)	(31,043)
Loans and leases receivable, net	$4,381,780	$4,273,415

(1)
Includes, among other types, mixed-use, apartment, office, industrial, gas stations, faith-based facilities and warehouse; all other property types represent less than one percent of total loans and leases receivable.

(2)	Consumer loans include home equity lines of credit of $12.7 million and $14.2 million as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018 and December 31, 2017, net loans and leases receivable were $4.38 billion and $4.27 billion, respectively, representing an increase of $108.37 million, or 2.5 percent. The increase in loans and leases as of March 31, 2018 compared with December 31, 2017 was primarily attributable to new loan and lease production of $245.3 million, an increase of 21.0 percent from last year's first quarter.

Our loan and lease portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of loans and leases outstanding:

	Balance at March 31, 2018	Percentage of Loans and Leases Outstanding

Industry	(in thousands)
Lessor of nonresidential buildings	$1,319,441	29.9%
Hospitality	$744,371	16.9%

There was no other concentration of loans and leases to any one type of industry exceeding 10.0 percent of loans and leases outstanding.

Nonperforming Loans and Leases and Nonperforming Assets

Nonperforming loans and leases (excluding PCI loans) consist of loans and leases on nonaccrual status and loans and leases 90 days or more past due and still accruing interest. Nonperforming assets consist of nonperforming loans and leases and OREO. Non-purchased credit impaired loans and leases are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless we believe the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular receivable on nonaccrual status earlier, depending upon the individual circumstances surrounding the receivable's delinquency. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual assets may be restored to accrual status when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans and leases not meeting the criteria for nonaccrual. OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale.

Except for nonperforming loans and leases set forth below and PCI loans, we are not aware of any loans or leases as of March 31, 2018 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present repayment terms, or any known events that would result in the receivable being designated as nonperforming at some future date. We cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of nonperforming assets as of the dates indicated:

	March 31, 2018	December 31, 2017	Increase (Decrease)
			Amount	Percentage
		(dollars in thousands)
Nonperforming loans and leases:
Real estate loans:
Commercial property
Retail	$237	$224	$13	5.8%
Hospitality	6,495	5,263	1,232	23.4%
Other	1,292	2,462	(1,170)	(47.5)%
Total commercial real estate loans	8,024	7,949	75	0.9%
Residential property	451	591	(140)	(23.7)%
Commercial and industrial loans	1,881	1,892	(11)	(0.6)%
Leases receivable	4,200	4,452	(252)	(5.7)%
Consumer loans	789	921	(132)	(14.3)%
Total nonperforming loans	15,345	15,805	(460)	(2.9)%
Loans 90 days or more past due and still accruing	17	—	17	100.0%
Total nonperforming loans and leases (1) (2)	15,362	15,805	(443)	(2.8)%
OREO	1,660	1,946	(286)	(14.7)%
Total nonperforming assets	$17,022	$17,751	$(729)	(4.1)%

Nonperforming and leases as a percentage of loans and leases	0.35%	0.37%
Nonperforming assets as a percentage of assets	0.32%	0.34%
Troubled debt restructured performing loans and leases	$7,115	$7,259

(1)	Includes nonperforming TDRs of $7.5 million and $8.1 million as of March 31, 2018 and December 31, 2017, respectively.

(2)	Does not include nonperforming PCI loans of $1.0 million and $0.9 million as of March 31, 2018 and December 31, 2017, respectively.

Nonperforming loans and leases were $15.4 million as of March 31 ,2018, compared with $15.8 million as of December 31, 2017, representing a decrease of $0.4 million, or 2.8 percent. During the three months ended March 31, 2018, $4.3 million of loans and leases were placed on nonaccrual status. These additions to nonaccrual loans and leases were partially offset by $0.2 million of nonaccrual loans and leases restored to accrual status and $3.5 million in principal payoffs and pay downs and $1.0 million in charge-offs.

Delinquent loans and leases (defined as 30 to 89 days past due and still accruing) were $11.9 million as of March 31, 2018 compared with $11.2 million as of December 31, 2017.

The ratio of nonperforming loans and leases to loans and leases decreased to 0.35 percent as of March 31, 2018 compared with 0.37 percent as of December 31, 2017. Of the $15.4 million nonperforming loans and leases, approximately $14.8 million were impaired based on the definition contained in ASC 310, Receivables, which resulted in an aggregate impairment reserve of $3.0 million as of March 31, 2018. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of March 31, 2018, OREO consisted of 6 properties with a combined carrying value of $1.7 million, as compared with 6 properties with a combined carrying value of $1.9 million as of December 31, 2017.

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

The following table provides information on impaired loans and lease as of the dates indicated:

	March 31, 2018		December 31, 2017
	Recorded Investment	Percentage	Recorded Investment	Percentage
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$1,394	5.3%	$1,403	5.2%
Hospitality	7,413	28.0%	6,184	22.7%
Other	7,255	27.4%	8,513	31.3%
Total commercial real estate loans	16,062	60.7%	16,100	59.2%
Residential property	2,450	9.3%	2,563	9.4%
Commercial and industrial loans	2,843	10.7%	3,039	11.2%
Leases Receivable	4,200	15.9%	4,452	16.4%
Consumer loans	894	3.4%	1,029	3.8%
Total loans and leases	$26,449	100.0%	$27,183	100.0%

Total impaired loans and leases decreased $0.7 million, or 2.7 percent, to $26.4 million as of March 31, 2018, from $27.2 million at December 31, 2017. Specific allowances associated with impaired loans and leases were $3.0 million and $5.9 million as of March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018 and 2017, interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms totaled $0.7 million and $0.6 million, respectively. Of these amounts, actual interest recognized on impaired loans and leases was $0.4 million for the three months ended March 31, 2018 and 2017.

The following table provides information on TDRs as of the dates indicated:

	March 31, 2018			December 31, 2017
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(in thousands)
Real estate loans
Commercial property	$5,203	$5,093	$10,296	$5,760	$5,123	$10,883
Residential property	—	901	901	—	910	910
Commercial and industrial loans	1,459	1,017	2,476	1,529	1,118	2,647
Consumer loans	789	104	893	811	108	919
Total Non-PCI loans and leases	$7,451	$7,115	$14,566	$8,100	$7,259	$15,359

For the three months ended March 31, 2018, one loan was restructured and subsequently classified as TDR. The temporary payment structure modifications was an extention of maturity.

As of March 31, 2018, TDRs on accrual status were $7.1 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $26 thousand allowance relating to these loans was included in the allowance for loan and lease losses. For the TDRs on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of March 31, 2018, TDRs on nonaccrual status were $7.5 million, and a $1.7 million allowance relating to these loans was included in the allowance for loan and lease losses.

As of December 31, 2017, TDRs on accrual status were $7.3 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $21 thousand allowance relating to these loans was included in the allowance for loan and lease losses. As of December 31, 2017, TDRs on nonaccrual status were $8.1 million, and a $2.2 million allowance relating to these loans was included in the allowance for loan and lease losses.

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

The Bank evaluates the allowance methodology at least annually. For the year ended December 31, 2017 and the current quarter in 2018, the Bank utilized a 27-quarter and 28-quarter, respectively, look-back period anchored to the first quarter of 2011, with equal weighting to all quarters. Management determined it was appropriate to anchor the look-back period in consideration for a prolonged period of low losses and the procyclical nature of provisioning. The anchoring will allow the Bank to better capture the economic cycle while improving the ability to measure losses.

To determine general reserve requirements, existing loans and leases are divided into general pools of risk-rated loans, as well as homogeneous pools. For the first twelve months of 2017 and the first three months in 2018, loans were divided into eleven general pools of risk-rated loans, as well as the three homogeneous pools. For risk-rated loans, migration analysis allocates historical losses by pool and risk grade to determine risk factors for potential losses inherent in the current outstanding portfolio. As three homogeneous pools are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific reserves are allocated for loans deemed “impaired.”

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

The following tables reflect our allocation of allowance for loan and lease losses by category as well as the receivable for each loan type:

	March 31, 2018			December 31, 2017
	Allowance Amount	Percentage	Total Loans	Allowance Amount	Percentage	Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$2,899	9.1%	$909,414	$2,729	8.8%	$915,273
Hospitality	6,359	20.0%	731,531	5,922	19.1%	681,325
Other	5,777	18.2%	1,423,903	5,722	18.4%	1,417,273
Total commercial real estate loans	15,035	47.3%	3,064,848	14,373	46.3%	3,013,871
Construction	767	2.4%	57,896	796	2.6%	55,190
Residential property	1,838	5.8%	545,053	1,843	5.9%	521,853
Total real estate loans	17,640	55.5%	3,667,797	17,012	54.8%	3,590,914
Commercial and industrial loans:
Commercial term	4,472	14.1%	184,083	5,001	16.1%	182,685
Commercial lines of credit	2,104	6.6%	190,255	2,070	6.7%	181,894
International loans	314	1.0%	35,042	329	1.1%	34,622
Total commercial and industrial loans	6,890	21.7%	409,380	7,400	23.9%	399,201
Leases receivable	7,110	22.4%	321,481	6,279	20.2%	297,284
Consumer loans	125	0.4%	14,899	122	0.4%	17,059
Unallocated	12	0.0%	—	230	0.7%	—
Total	$31,777	100.0%	$4,413,557	$31,043	100.0%	$4,304,458

The following tables set forth certain information regarding the allowance for loan and lease losses and the allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to pool and grade as well as actual current commitment usage figures by type to existing contingent liabilities.

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Allowance for loan and lease losses:
Balance at beginning of period	$31,043	$32,429
Charge-offs	(1,632)	(186)
Recoveries on loans previously charged off	1,717	989
Net loan recoveries	85	803
Loan and lease loss provision (income)	649	(80)
Balance at end of period	$31,777	$33,152

Allowance for off-balance sheet items:
Balance at beginning of period	$1,296	$1,184
Provision	27	—
Balance at end of period	$1,323	$1,184

Net loan and lease charge-offs (recoveries) to average loans and leases (1)	(0.01)%	(0.08)%
Average loans and leases during period	$4,310,964	$3,881,686

	As of
Ratios:	March 31, 2018	December 31, 2017
Allowance for loan and lease losses to loans and leases	0.72%	0.72%
Non-performing loans and leases to loans and leases	0.35%	0.37%
Allowance for loan and lease losses to nonperforming loans and leases	206.85%	196.41%
Balance:
Allowance for loan and lease losses at end of period	$31,777	$31,043
Nonperforming loans and leases at end of period	$15,362	$15,805
Loans and leases at end of period	$4,413,557	$4,304,458

(1)	Net loan charge-offs (recoveries) are annualized to calculate the ratios.

Allowance for loan and lease losses was $31.8 million and $31.0 million as of March 31, 2018 and Decmber 31, 2017, respectively. The increase of $734,000, or 2.4 percent, in the allowance for loan and lease losses as of March 31, 2018, compared with December 31, 2017 was due primarily to the increase in loan and lease receivables. The provision for loan and lease losses was $0.6 million during the three months ended March 31, 2018 and charge-offs of $1.6 million were offset by recoveries of $1.7 million for the same period.

The allowance for off-balance sheet exposure, primarily unfunded loan commitments, was $1.3 million and $1.2 million as of March 31, 2018 and 2017, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized.

Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances are adequate for losses inherent in the loan and lease portfolio and for off-balance sheet exposures as of March 31, 2018.

The following table presents a summary of net charge-offs (recoveries):

	As of and for the Three Months Ended
	Charge-offs	Recoveries	Net Charge-offs (Recoveries)
	(in thousands)
March 31, 2018
Real estate loans	$989	$885	$104
Commercial and industrial loans	279	736	(457)
Leases receivable	364	95	269
Consumer loans	—	1	(1)
Total loans	$1,632	$1,717	$(85)

March 31, 2017
Real estate loans	$104	$712	(608)
Commercial and industrial loans	40	277	(237)
Leases receivable	42	—	42
Consumer loans	—	—	—
Total loans	$186	$989	$(803)

For the three months ended March 31, 2018, total charge-offs were $1.6 million, an increase of $1.4 million, or 777.4 percent, from $0.2 million for the same period in 2017. Charge-offs were offset by recoveries during the three months ended March 31, 2018 of $1.7 million, an increase of $0.7 million, or 73.6 percent, from $1.0 million for the same period in 2017.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	March 31, 2018		December 31, 2017
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$1,352,162	30.9%	$1,312,274	30.2%
Interest-bearing:	—
Demand	93,591	2.1%	92,948	2.1%
Money market and savings	1,469,010	33.6%	1,527,100	35.1%
Time deposits of $100,000 or more (1)	1,197,026	27.3%	1,131,789	26.0%
Other time deposits	266,312	6.1%	284,543	6.6%
Total deposits	$4,378,101	100.0%	$4,348,654	100.0%

(1)	Includes $562.5 million and $462.2 million of time deposits of $250,000 or more as of March 31, 2018 and December 31, 2017, respectively.

Deposits increased $29.4 million, or 0.7 percent, to $4.38 billion as of March 31, 2018 from $4.35 billion as of December 31, 2017. The increase in deposits was mainly attributable to the $243.0 million, or 25.5 percent, and $39.9 million, or 3 percent, increase in time deposits and non-interest bearing demand deposits, respectively.

Borrowings and Subordinated Debentures

At March 31, 2018 and December 31, 2017, there were $220.0 million and $150.0 million in overnight advances from the FHLB, respectively. In addition, subordinated debentures were $117.4 million and $117.2 million at March 31, 2018 and December 31, 2017, respectively.

Interest Rate Risk Management

The spread between interest income on interest-earning assets and interest expense on interest-bearing liabilities is the principal component of net interest income, and interest rate changes substantially affect our financial performance. We emphasize capital protection through stable earnings. In order to achieve stable earnings, we prudently manage our assets and liabilities and closely monitor the percentage changes in net interest income and equity value in relation to limits established within our guidelines.

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

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest Rate	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(dollars in thousands)
300%	$(1,260)	(0.66)%	$6,640	3.44%
200%	$(931)	(0.49)%	$4,346	2.25%
100%	$(202)	(0.11)%	$2,943	1.52%
(100)%	$(4,187)	(2.18)%	$(10,983)	(5.68)%

	Economic Value of Equity (EVE)
Change in Interest Rate	Dollar Change	Percentage Change
	(dollars in thousands)
300%	$(18,680)	(2.77)%
200%	$(10,503)	(1.56)%
100%	$(290)	(0.04)%
(100)%	$(17,121)	(2.54)%

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

At March 31, 2018, the Bank’s total risk-based capital ratio of 15.13 percent, Tier 1 risk-based capital ratio of 14.39 percent, common equity Tier 1 capital ratio of 14.39 percent and Tier 1 leverage capital ratio of 12.51 percent, placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

At March 31, 2018, the Company's total risk-based capital ratio was 15.43 percent, Tier 1 risk-based capital ratio was 12.52 percent, common equity Tier 1 capital ratio was 12.09 percent and Tier 1 leverage capital ratio was 10.88 percent.

For a discussion of implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act, see our 2017 Annual Report on Form 10-K.

Liquidity

Hanmi Financial

Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its current obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of March 31, 2018, the Bank had $145.2 million of brokered deposits.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of March 31, 2018, the total borrowing capacity available based on pledged collateral and remaining available borrowing capacity were $871.0 million and $651.0 million, respectively, compared to $802.9 million and $652.9 million, respectively as of December 31, 2017. The Bank also had three unsecured federal funds lines totaling $95.0 million with no outstanding balances as of March 31, 2018.

As a means of augmenting its liquidity, the Bank had an available borrowing source of $8.0 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $8.1 million, and had no borrowings as of March 31, 2018.

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see Note 12 - Off-Balance Sheet Commitments included in the Notes to Consolidated Financial Statements (Unaudited) in this Report and “Item 1. Business - Off-Balance Sheet Commitments” in our 2017 Annual Report on Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations described in our 2017 Annual Report on Form 10-K.

Recently Issued Accounting Standards

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
As a lessee in several operating lease arrangements that are not considered short-term, effective January 1, 2019, the Company expects to recognize a lease liability for the present value of future such lease commitments and a right of use asset for the same leases. The Company is currently evaluating the impact of this standard on our consolidated net income, stockholders’ equity or cash flows.
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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2018, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of March 31, 2018.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Part I, Item 1A, "Risk Factors" of our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2018, there were no repurchases of Hanmi Financial’s equity securities by Hanmi Financial or its affiliates, except that the Company acquired 13,604 shares from employees in connection with their vested restricted shares that they surrendered to satisfy their tax liability.
.

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

10.2
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

Hanmi Financial Corporation

Date:	May 10, 2018	By:	/s/ C. G. Kum
C. G. Kum
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)