Form 10-Q
period 2018-06-30
HANMI FINANCIAL CORP
filed 2018-08-09
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 3, 2018, there were 32,513,080 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries
Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2018

Part I — Financial Information
Item 1. Financial Statements
Hanmi Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited) June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$136,474	$153,826
Securities available for sale, at fair value (amortized cost of $578,621 as of June 30, 2018 and $581,992 as of December 31, 2017)	565,529	578,804
Loans held for sale, at the lower of cost or fair value	5,349	6,394
Loans and leases receivable, net of allowance for loan and lease losses of $31,818 as of June 30, 2018 and $31,043 as of December 31, 2017	4,510,308	4,273,415
Accrued interest receivable	12,940	12,770
Premises and equipment, net	26,324	26,655
Customers’ liability on acceptances	971	803
Servicing assets	9,255	10,218
Goodwill and other intangible assets, net	12,363	12,544
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Bank-owned life insurance	51,087	50,554
Prepaid expenses and other assets	68,217	68,117
Total assets	$5,415,202	$5,210,485
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$1,350,383	$1,312,274
Interest-bearing	3,076,152	3,036,380
Total deposits	4,426,535	4,348,654
Accrued interest payable	5,775	5,309
Bank’s liability on acceptances	971	803
Borrowings	270,000	150,000
Subordinated debentures	117,532	117,270
Accrued expenses and other liabilities	22,682	25,972
Total liabilities	4,843,495	4,648,008
Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,185,196 shares (32,513,518 shares outstanding) as of June 30, 2018 and issued 33,083,133 shares (32,431,627 shares outstanding) as of December 31, 2017	33	33
Additional paid-in capital	568,011	565,627
Accumulated other comprehensive loss, net of tax benefit of $3,768 as of June 30, 2018 and $1,319 as of December 31, 2017	(9,324)	(1,869)
Retained earnings	85,465	70,575
Less: treasury stock, at cost; 671,678 shares as of June 30, 2018 and 651,506 shares as of December 31, 2017	(72,478)	(71,889)
Total stockholders’ equity	571,707	562,477
Total liabilities and stockholders’ equity	$5,415,202	$5,210,485

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest and dividend income:
Interest and fees on loans and leases	$53,708	$47,971	$105,283	$93,349
Interest on securities	3,198	2,949	6,302	5,468
Dividends on FHLB stock	283	283	572	657
Interest on deposits in other banks	133	123	247	200
Total interest and dividend income	57,322	51,326	112,404	99,674
Interest expense:
Interest on deposits	9,465	6,463	17,250	11,617
Interest on borrowings	1,015	49	1,694	517
Interest on subordinated debentures	1,728	1,636	3,421	2,009
Total interest expense	12,208	8,148	22,365	14,143
Net interest income before provision for loan and lease losses	45,114	43,178	90,039	85,531
Loan and lease loss provision	100	422	749	342
Net interest income after provision for loan and lease losses	45,014	42,756	89,290	85,189
Noninterest income:
Service charges on deposit accounts	2,328	2,461	4,839	4,989
Trade finance and other service charges and fees	1,149	1,269	2,322	2,316
Gain on sales of Small Business Administration ("SBA") loans	1,408	2,668	2,856	4,132
Disposition gains on Purchased Credit Impaired ("PCI") loans	11	540	144	723
Net gain (loss) on sales of securities	67	938	(361)	1,206
Other operating income	982	1,826	2,206	3,551
Total noninterest income	5,945	9,702	12,006	16,917
Noninterest expense:
Salaries and employee benefits	17,453	16,623	36,155	33,727
Occupancy and equipment	4,082	3,878	8,154	7,861
Data processing	1,554	1,738	3,231	3,369
Professional fees	1,214	1,554	2,583	2,702
Supplies and communications	693	745	1,401	1,379
Advertising and promotion	1,034	1,015	1,911	1,817
Merger and integration costs (income)	380	(9)	380	(40)
Other operating expenses	3,100	3,400	5,453	5,366
Total noninterest expense	29,510	28,944	59,268	56,181
Income before income tax expense	21,449	23,514	42,028	45,925
Income tax expense	5,901	9,057	11,625	17,685
Net income	$15,548	$14,457	$30,403	$28,240

Basic earnings per share	$0.48	$0.45	$0.94	$0.88
Diluted earnings per share	$0.48	$0.45	$0.94	$0.87
Weighted-average shares outstanding:
Basic	32,189,096	32,078,038	32,167,111	32,040,113
Diluted	32,336,775	32,243,034	32,316,648	32,216,671

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$15,548	$14,457	$30,403	$28,240
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during period	(1,502)	3,910	(10,366)	5,530
Less: reclassification adjustment for net gain included in net income	(67)	(938)	(67)	(1,206)
Income tax benefit (expense) related to items of other comprehensive income	452	(1,232)	2,995	(1,793)
Other comprehensive (loss) income, net of tax	(1,117)	1,740	(7,438)	2,531
Comprehensive income	$14,431	$16,197	$22,965	$30,771

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at January 1, 2017	32,946,197	(615,450)	32,330,747	$33	$562,446	$(2,394)	$41,726	$(70,786)	$531,025
Stock options exercised	11,500	—	11,500	—	139	—	—	—	139
Restricted stock awards, net of forfeitures	81,337	—	81,337	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,363	—	—	—	1,363
Restricted stock surrendered due to employee tax liability	—	(29,728)	(29,728)	—	—	—	—	(909)	(909)
Cash dividends declared	—	—	—	—	—	—	(12,249)	—	(12,249)
Net income	—	—	—	—	—	—	28,240	—	28,240
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	2,531	—	—	2,531
Balance at June 30, 2017	33,039,034	(645,178)	32,393,856	$33	$563,948	$137	$57,717	$(71,695)	$550,140

Balance at January 1, 2018	33,083,133	(651,506)	32,431,627	$33	$565,627	$(1,869)	$70,575	$(71,889)	$562,477
Adjustments related to adoption of new accounting standards:
ASU 2016-01 (See Notes 1 and 2)	—	—	—	—	—	382	(382)	—	—
ASU 2018-02 (See Notes 1 and 5)	—	—	—	—	—	(399)	399	—	—
Adjusted balance at January 1, 2018	33,083,133	(651,506)	32,431,627	$33	$565,627	$(1,886)	$70,592	$(71,889)	$562,477
Stock options exercised	25,750	—	25,750	—	570	—	—	—	570
Restricted stock awards, net of forfeitures	76,313	—	76,313	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,814	—	—	—	1,814
Restricted stock surrendered due to employee tax liability	—	(20,172)	(20,172)	—	—	—	—	(589)	(589)
Cash dividends declared	—	—	—	—	—	—	(15,530)	—	(15,530)
Net income	—	—	—	—	—	—	30,403	—	30,403
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(7,438)	—	—	(7,438)
Balance at June 30, 2018	33,185,196	(671,678)	32,513,518	$33	$568,011	$(9,324)	$85,465	$(72,478)	$571,707
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$30,403	$28,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,228	7,081
Share-based compensation expense	1,814	1,363
Loan and lease loss provision	749	342
Loss (gain) on sales of securities	361	(1,206)
Gain on sales of SBA loans	(2,856)	(4,132)
Disposition gains on PCI loans	(144)	(723)
Origination of SBA loans held for sale	(37,367)	(53,667)
Proceeds from sales of SBA loans	41,852	56,938
Change in accrued interest receivable	(170)	(180)
Change in bank-owned life insurance	(533)	(542)
Change in prepaid expenses and other assets	1,705	(4,047)
Change in accrued interest payable	466	865
Change in accrued expenses and other liabilities	(2,618)	633
Net cash provided by operating activities	38,890	30,965
Cash flows from investing activities:
Proceeds from matured, called and repayment of securities	48,695	33,665
Proceeds from sales of securities available for sale	31,325	52,688
Proceeds from sales of other real estate owned ("OREO")	1,902	3,386
Change in loans and leases receivable, excluding purchases	(174,477)	(157,068)
Purchases of securities	(80,244)	(138,777)
Purchases of premises and equipment	(969)	269
Purchases of loans receivable	(64,806)	(73,008)
Net cash used in investing activities	(238,574)	(278,845)
Cash flows from financing activities:
Change in deposits	77,881	449,436
Change in overnight FHLB borrowings	120,000	(295,000)
Issuance of subordinated debentures	—	97,735
Proceeds from exercise of stock options	570	139
Cash paid for treasury shares acquired in respect of share-based compensation	(589)	(909)
Cash dividends paid	(15,530)	(12,249)
Net cash provided by financing activities	182,332	239,152
Net decrease in cash and cash equivalents	(17,352)	(8,728)
Cash and cash equivalents at beginning of year	153,826	147,235
Cash and cash equivalents at end of period	$136,474	$138,507

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$21,899	$14,143
Income taxes	$8,743	$19,826
Non-cash activities:
Transfer of loans receivable to other real estate owned	$334	$143
Income tax benefit (expense) related to items in other comprehensive income	$2,995	$(1,793)
Change in unrealized loss (gain) in accumulated other comprehensive income	$10,366	$(5,530)
Cash dividends declared	$(15,530)	$(12,249)
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Six Months Ended June 30, 2018 and 2017
Note 1 — Organization and Basis of Presentation

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is a bank holding company whose subsidiary is Hanmi Bank (the “Bank”). Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operation of the Bank.

On May 21, 2018, the Company announced the signing of a definitive agreement to acquire SWNB Bancorp, Inc. (“SWNB”), a privately-held bank holding company for Southwestern National Bank, headquartered in Houston, Texas. With total assets of approximately $411 million, SWNB has six retail banking branches located in Houston, Dallas and Austin, Texas. The aggregate consideration for this transaction is estimated at $76.7 million based on the agreement as of the announcement date and the transaction is expected to close late in the third quarter of 2018.

The Board of Directors of the Company and SWNB have approved the transaction. The directors and executive officers of SWNB have also entered into an agreement with the Company pursuant to which they have agreed to vote their shares of SWNB common stock in favor the transaction. Closing of the transaction is contingent upon approval by SWNB's shareholders as well as customary regulatory approvals.

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended June 30, 2018, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”).

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

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825) and ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). Summaries of ASU 2016-01 and 2018-02 and the impact of their adoption are included in Notes 2 and 5 to the Consolidated Financial Statements, respectively. In addition to other provisions, ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Beginning with the quarter ended March 31, 2018, the Company measured the fair value of certain financial instruments, included in Note 10 to the Consolidated Financial Statements, using an exit price notion.

The Company also adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as of January 1, 2018, as required. ASU 2014-09 replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate.  See Note 14 to the Consolidated Financial Statements for the impact of the adoption of this new standard on the Company's consolidated financial statements.

Note 2 — Securities

The following is a summary of securities available for sale as of June 30, 2018 and December 31, 2017:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
June 30, 2018
Mortgage-backed securities (1)	$331,126	$1	$8,276	$322,851
Collateralized mortgage obligations (1)	124,761	7	3,379	121,389
U.S. government agency securities	7,499	—	139	7,360
Municipal bonds-tax exempt	115,235	74	1,380	113,929
Total securities available for sale	$578,621	$82	$13,174	$565,529

December 31, 2017
Mortgage-backed securities (1)	$306,166	$145	$2,702	$303,609
Collateralized mortgage obligations (1)	119,658	8	1,898	117,768
U.S. government agency securities	7,499	—	85	7,414
Municipal bonds-tax exempt	125,601	1,943	69	127,475
U.S. treasury securities	152	—	—	152
Mutual funds	22,916	—	530	22,386
Total securities available for sale	$581,992	$2,096	$5,284	$578,804

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

The amortized cost and estimated fair value of securities as of June 30, 2018, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(in thousands)
Within one year	$11,280	$11,237
Over one year through five years	78,734	77,109
Over five years through ten years	246,897	241,233
Over ten years	241,710	235,950
Total	$578,621	$565,529

Gross unrealized losses on securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of June 30, 2018 and December 31, 2017:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(in thousands, except number of securities)
June 30, 2018
Mortgage-backed securities	$6,475	$266,671	90	$1,801	$55,820	29	$8,276	$322,491	119
Collateralized mortgage obligations	1,259	56,947	14	2,120	62,593	39	3,379	119,540	53
U.S. government agency securities	44	1,455	1	95	5,905	2	139	7,360	3
Municipal bonds-tax exempt	1,249	86,946	39	131	2,627	2	1,380	89,573	41
Total	$9,027	$412,019	144	$4,147	$126,945	72	$13,174	$538,964	216

December 31, 2017
Mortgage-backed securities	$1,855	$197,621	66	$847	$56,998	25	$2,702	$254,619	91
Collateralized mortgage obligations	773	65,726	20	1,125	49,986	32	1,898	115,712	52
U.S. government agency securities	15	1,484	1	70	5,930	2	85	7,414	3
Municipal bonds-tax exempt	48	11,541	6	21	2,737	2	69	14,278	8
Mutual funds	—	—	—	530	22,382	6	530	22,382	6
Total	$2,691	$276,372	93	$2,593	$138,033	67	$5,284	$414,405	160

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2018 and December 31, 2017 included securities with issuers which have not established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

The Company does not intend to sell these securities and it is more likely than not that we will not be required to sell the securities before the recovery of their amortized cost basis. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of June 30, 2018 and December 31, 2017 were not other-than-temporarily impaired, and therefore, no impairment charges as of June 30, 2018 and December 31, 2017 were warranted.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Gross realized gains on sales of securities	$67	$938	$67	$1,206
Gross realized losses on sales of securities	—	—	(957)	—
Net realized (losses) gains on sales of securities	$67	$938	$(890)	$1,206

Proceeds from sales of securities	$9,366	$40,115	$31,325	$52,688

In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). This new guidance, among other provisions, amends accounting related to the classification and measurement of investments in equity securities. We adopted this guidance, as required, in the first quarter of 2018. ASU 2016-01 requires the amounts reported in accumulated other comprehensive income for equity securities that exist as of the date of adoption previously classified as available-for-sale be reclassified to retained earnings. The Company reduced the balance of securities by $529,000 as of January 1, 2018, representing the loss related to all of our mutual fund equity securities, which resulted in a net reduction of retained earnings of $382,000 and an increase of $147,000 in net deferred tax assets based on the transition requirements of this standard.

For the three months ended June 30, 2018 and 2017, there was a $67,000 and $938,000 net gain in earnings resulting from the sale of securities, respectively. Net unrealized gains of $95,000 and $430,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period in 2018 and 2017, respectively.

During the six months ended June 30, 2018, there was $67,000 in gains included in earnings resulting from sale of securities which had $95,000 in previously recorded unrealized gains in accumulated other comprehensive income. Additionally, during the six months ended June 30, 2018, we sold all of our mutual fund equity securities with gross realized losses of $957,000. The Company recorded a $428,000 net loss in earnings resulting from the sale of these securities in the three months ended March 31, 2018. The remaining loss of $529,000 related to these sold securities was recorded as a transition adjustment upon adoption of ASU 2016-01 as of the beginning of the period as described in the preceding paragraph. There was a $1.2 million net gain in earnings resulting from sales of securities during the six months ended June 30, 2017, that had previously been recorded as net unrealized gains of $744,000 in comprehensive income.

Securities available for sale with market values of $18.1 million and $130.1 million as of June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Note 3 — Loans and leases

Loans and Leases Receivable, Net

Loans and leases receivable consisted of the following as of the dates indicated:

	June 30, 2018	December 31, 2017
	(in thousands)
Real estate loans:
Commercial property
Retail	$923,661	$915,273
Hospitality	786,635	681,325
Other (1)	1,469,765	1,417,273
Total commercial property loans	3,180,061	3,013,871
Construction	61,287	55,190
Residential property	539,861	521,853
Total real estate loans	3,781,209	3,590,914
Commercial and industrial loans:
Commercial term	185,756	182,685
Commercial lines of credit	179,872	181,894
International loans	30,894	34,622
Total commercial and industrial loans	396,522	399,201
Leases receivable	350,578	297,284
Consumer loans (2)	13,817	17,059
Loans and leases receivable	4,542,126	4,304,458
Allowance for loan and lease losses	(31,818)	(31,043)
Loans and leases receivable, net	$4,510,308	$4,273,415

(1)
Includes, among other types, mixed-use, apartment, office, industrial, gas stations, faith-based facilities and warehouse; all other property types represent less than one percent of total loans and leases receivable.

(2)	Consumer loans include home equity lines of credit of $11.5 million and $14.2 million as of June 30, 2018 and December 31, 2017, respectively.

Accrued interest on loans and leases receivable was $10.5 million and $10.2 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, loans receivable of $1.1 billion were pledged to secure borrowing facilities from the FHLB.

Loans Held for Sale

The following is the activity for SBA loans held for sale for the three months ended June 30, 2018 and 2017:

	SBA Loans Held for Sale
	Real Estate	Commercial and Industrial	Total
	(in thousands)
June 30, 2018
Balance at beginning of period	$2,151	$3,857	$6,008
Originations	10,155	8,407	18,562
Sales	(9,519)	(9,585)	(19,104)
Principal payoffs and amortization	(2)	(115)	(117)
Balance at end of period	$2,785	$2,564	$5,349

June 30, 2017
Balance at beginning of period	$7,789	$1,060	$8,849
Originations	22,130	12,344	34,474
Sales	(21,083)	(11,271)	(32,354)
Principal payoffs and amortization	(19)	(1)	(20)
Balance at end of period	$8,817	$2,132	$10,949

The following is the activity for SBA loans held for sale for the six months ended June 30, 2018 and 2017:

	SBA Loans Held for Sale
	Real Estate	Commercial and Industrial	Total
	(in thousands)
June 30, 2018
Balance at beginning of period	$3,746	$2,648	$6,394
Originations	20,588	16,779	37,367
Sales	(21,547)	(16,744)	(38,291)
Principal payoffs and amortization	(2)	(119)	(121)
Balance at end of period	$2,785	$2,564	$5,349

June 30, 2017
Balance at beginning of period	$7,410	$1,906	$9,316
Originations	34,763	18,904	53,667
Sales	(33,337)	(18,660)	(51,997)
Principal payoffs and amortization	(19)	(18)	(37)
Balance at end of period	$8,817	$2,132	$10,949

Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses was as follows for the periods indicated:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$31,777	$33,152	$31,043	$32,429

Charge-offs	(657)	(665)	(2,289)	$(851)
Recoveries on loans and leases previously charged off	598	849	2,315	$1,838
Net (charge-offs) recoveries	(59)	184	26	987

Loan and lease loss provision	100	422	749	$342
Balance at end of period	$31,818	$33,758	$31,818	$33,758

Management believes the allowance for loan and lease losses is appropriate to provide for probable losses inherent in the loan and lease portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management’s estimates are based on previous loss experience; size, growth and composition of the loan and lease portfolio; the value of collateral; and current economic conditions. Our lending is concentrated generally in real estate loans, commercial loans and leases and SBA loans to small and middle market businesses primarily in California, Texas, Illinois and New York.

The following table details the information on the allowance for loan and lease losses by portfolio segment as of and for the three months ended June 30, 2018 and 2017:

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(In thousands)
As of and for the Three Months Ended June 30, 2018
Allowance for loan and lease losses on loans and leases:
Beginning balance	$17,640	$6,890	7,110	$125	$12	$31,777
Charge-offs	(40)	(86)	(531)	—	—	(657)
Recoveries on loans and leases previously charged off	371	197	29	1	—	598
Loan and lease loss provision (income)	(55)	119	41	(17)	12	100
Ending balance	$17,916	$7,120	$6,649	$109	$24	$31,818
Individually evaluated for impairment	$1,540	$578	$1,859	$—	$—	$3,977
Collectively evaluated for impairment	$16,376	$6,542	$4,790	$109	$24	$27,841

Loans and leases receivable:	$3,781,209	$396,522	$350,578	$13,817	$—	$4,542,126
Individually evaluated for impairment	$18,261	$3,000	$4,801	$877	$—	$26,939
Collectively evaluated for impairment	$3,762,948	$393,522	$345,777	$12,940	$—	$4,515,187

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(In thousands)
As of and for the Three Months Ended June 30, 2017
Allowance for loan and lease losses on loans and leases:
Beginning balance	$25,602	$5,955	980	$130	$485	$33,152
Charge-offs	(38)	—	(627)	—	—	(665)
Recoveries on loans and leases previously charged off	447	367	20	15	—	849
Loan and lease loss provision (income)	(2,578)	698	1,660	(50)	692	422
Ending balance	$23,433	$7,020	$2,033	$95	$1,177	$33,758
Individually evaluated for impairment	$3,638	$1,841	$—	$—	$—	$5,479
Collectively evaluated for impairment	$19,795	$5,179	$2,033	$95	$1,177	$28,279

Loans and leases receivable:	$3,451,025	$347,236	$257,525	$17,276	$—	$4,073,062
Individually evaluated for impairment	$19,695	$5,275	$—	$1,224	$—	$26,194
Collectively evaluated for impairment	$3,431,330	$341,961	$257,525	$16,052	$—	$4,046,868

The following table details the information on the allowance for loan and lease losses by portfolio segment as of and for the six months ended June 30, 2018 and 2017:

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(In thousands)
As of and for the Six Months Ended June 30, 2018
Allowance for loan and lease losses on loans and leases:
Beginning balance	$17,012	$7,400	6,279	$122	$230	$31,043
Charge-offs	(1,029)	(365)	(895)	—	—	(2,289)
Recoveries on loans and leases previously charged off	1,256	933	124	2	—	2,315
Loan and lease loss provision (income)	677	(848)	1,141	(15)	(206)	749
Ending balance	$17,916	$7,120	$6,649	$109	$24	$31,818
Individually evaluated for impairment	$1,540	$578	$1,859	$—	$—	$3,977
Collectively evaluated for impairment	$16,376	$6,542	$4,790	$109	$24	$27,841

Loans and leases receivable:	$3,781,209	$396,522	$350,578	$13,817	$—	$4,542,126
Individually evaluated for impairment	$18,261	$3,000	$4,801	$877	$—	$26,939
Collectively evaluated for impairment	$3,762,948	$393,522	$345,777	$12,940	$—	$4,515,187

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(In thousands)
As of and for the Six Months Ended June 30, 2017
Allowance for loan and lease losses on loans and leases:
Beginning balance	$26,134	$5,623	307	$199	$166	$32,429
Charge-offs	(142)	(40)	(669)	—	—	(851)
Recoveries on loans and leases previously charged off	1,159	644	20	15	—	1,838
Loan and lease loss provision (income)	(3,718)	793	2,375	(119)	1,011	342
Ending balance	$23,433	$7,020	$2,033	$95	$1,177	$33,758
Individually evaluated for impairment	$3,638	$1,841	$—	$—	$—	$5,479
Collectively evaluated for impairment	$19,795	$5,179	$2,033	$95	$1,177	$28,279

Loans and leases receivable:	$3,451,025	$347,236	$257,525	$17,276	$—	$4,073,062
Individually evaluated for impairment	$19,695	$5,275	$—	$1,224	$—	$26,194
Collectively evaluated for impairment	$3,431,330	$341,961	$257,525	$16,052	$—	$4,046,868

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

     As of June 30, 2018 and December 31, 2017, pass/pass-watch, special mention and classified loans and leases, disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total
	(In thousands)
June 30, 2018
Real estate loans:
Commercial property
Retail	$918,139	$6	$5,516	$923,661
Hospitality	774,060	1,435	11,140	786,635
Other	1,461,794	1,333	6,638	1,469,765
Construction	61,287	—	—	61,287
Residential property	539,715	—	146	539,861
Total real estate loans	3,754,995	2,774	23,440	3,781,209
Commercial and industrial loans:
Commercial term	177,209	5,775	2,772	185,756
Commercial lines of credit	139,740	40,132	—	179,872
International loans	30,894	—	—	30,894
Total commercial and industrial loans	347,843	45,907	2,772	396,522
Leases receivable	345,777	—	4,801	350,578
Consumer loans	12,804	198	815	13,817
Total loans and leases	$4,461,419	$48,879	$31,828	$4,542,126

December 31, 2017
Real estate loans:
Commercial property
Retail	$909,682	$454	$5,137	$915,273
Hospitality	667,254	4,976	9,095	681,325
Other	1,397,658	11,045	8,570	1,417,273
Construction	55,190	—	—	55,190
Residential property	521,261	305	287	521,853
Total real estate loans	3,551,045	16,780	23,089	3,590,914
Commercial and industrial loans:
Commercial term	179,835	439	2,411	182,685
Commercial lines of credit	181,462	250	182	181,894
International loans	34,622	—	—	34,622
Total commercial and industrial loans	395,919	689	2,593	399,201
Leases receivable	292,832	—	4,452	297,284
Consumer loans	15,995	—	1,064	17,059
Total loans and leases	$4,255,791	$17,469	$31,198	$4,304,458

The following is an aging analysis of loans and leases, disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
	(in thousands)
June 30, 2018
Real estate loans:
Commercial property
Retail	$50	$300	$695	$1,045	$922,616	$923,661
Hospitality	1,381	1,588	820	3,789	782,846	786,635
Other	3,562	100	831	4,493	1,465,272	1,469,765
Construction	—	—	—	—	61,287	61,287
Residential property	1,643	—	—	1,643	538,218	539,861
Total real estate loans	6,636	1,988	2,346	10,970	3,770,239	3,781,209
Commercial and industrial loans:
Commercial term	139	197	363	699	185,057	185,756
Commercial lines of credit	—	—	—	—	179,872	179,872
International loans	—	—	—	—	30,894	30,894
Total commercial and industrial loans	139	197	363	699	395,823	396,522
Leases receivable	2,302	512	3,401	6,215	344,363	350,578
Consumer loans	100	—	—	100	13,717	13,817
Total loans and leases	$9,177	$2,697	$6,110	$17,984	$4,524,142	$4,542,126

December 31, 2017
Real estate loans:
Commercial property
Retail	$96	$15	$630	$741	$914,532	$915,273
Hospitality	3,421	168	398	3,987	677,338	681,325
Other	1,245	1,333	563	3,141	1,414,132	1,417,273
Construction	—	—	—	—	55,190	55,190
Residential property	609	—	—	609	521,244	521,853
Total real estate loans	5,371	1,516	1,591	8,478	3,582,436	3,590,914
Commercial and industrial loans:
Commercial term	430	567	829	1,826	180,859	182,685
Commercial lines of credit	250	—	182	432	181,462	181,894
International loans	—	—	—	—	34,622	34,622
Total commercial and industrial loans	680	567	1,011	2,258	396,943	399,201
Leases receivable	2,295	944	3,554	6,793	290,491	297,284
Consumer loans	—	—	—	—	17,059	17,059
Total loans and leases	$8,346	$3,027	$6,156	$17,529	$4,286,929	$4,304,458

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
We evaluate loan and lease impairment in accordance with GAAP. Impaired loans and leases are measured based on the present value of expected future cash flows discounted at the receivable's effective interest rate or, as a practical expedient, at the receivable's observable market price or the fair value of the collateral if the loan or lease is collateral dependent, less estimated costs to sell. If the measure of the impaired loan or lease is less than the recorded investment in the loan or lease, the deficiency is either charged off against the allowance for loan and lease losses or we establish a specific allocation in the allowance for loan and lease losses. Additionally, loans and leases that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan and lease losses required for the period.
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
	(in thousands)
June 30, 2018
Real estate loans:
Commercial property
Retail	$1,715	$1,747	$1,248	$467	$56
Hospitality	7,313	8,973	3,434	3,879	1,484
Other	7,106	7,709	6,585	521	—
Residential property	2,127	2,259	2,127	—	—
Total real estate loans	18,261	20,688	13,394	4,867	1,540
Commercial and industrial loans	3,000	3,144	785	2,215	578
Leases receivable	4,801	4,882	1,018	3,783	1,859
Consumer loans	877	1,083	775	102	—
Total loans and leases	$26,939	$29,797	$15,972	$10,967	$3,977

December 31, 2017
Real estate loans:
Commercial property
Retail	$1,403	$1,423	$1,246	$157	$1
Hospitality	6,184	7,220	2,144	4,040	1,677
Other	8,513	9,330	7,569	944	394
Residential property	2,563	2,728	824	1,739	21
Total real estate loans	18,663	20,701	11,783	6,880	2,093
Commercial and industrial loans	3,039	3,081	1,068	1,971	441
Leases receivable	4,452	4,626	455	3,997	3,334
Consumer loans	1,029	1,215	919	110	10
Total loans and leases	$27,183	$29,623	$14,225	$12,958	$5,878

	Three Months Ended		Six Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
June 30, 2018
Real estate loans:
Commercial property
Retail	$1,728	$26	$1,568	$48
Hospitality	7,667	131	7,886	272
Other	7,562	133	7,702	243
Residential property	2,260	27	2,420	57
Total real estate loans	19,217	317	19,576	620
Commercial and industrial loans	3,063	39	2,989	79
Leases receivable	5,188	12	4,896	22
Consumer loans	1,027	14	1,037	28
Total loans and leases	$28,495	$382	$28,498	$749

June 30, 2017
Real estate loans:
Commercial property
Retail	$1,500	$29	$1,584	$61
Hospitality	6,074	99	6,164	167
Other	9,392	215	9,776	398
Residential property	2,823	28	2,798	61
Total real estate loans	19,789	371	20,322	687
Commercial and industrial loans	5,329	68	4,611	126
Consumer loans	1,226	3	775	6
Total loans and leases	$26,344	$442	$25,708	$819

The following is a summary of interest foregone on impaired loans and leases for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms	$678	$622	$1,332	$1,213
Less: Interest income recognized on impaired loans and leases	(382)	(442)	(749)	(819)
Interest foregone on impaired loans and leases	$296	$180	$583	$394

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

The following table details nonaccrual loans and leases, excluding nonaccrual PCI loans of $1.7 million and $0.9 million as of June 30, 2018 and December 31, 2017, respectively, disaggregated by loan class, as of the dates indicated:

	June 30, 2018	December 31, 2017
	(in thousands)
Real estate loans:
Commercial property
Retail	$225	$224
Hospitality	6,563	5,263
Other	1,184	2,462
Residential property	146	591
Total real estate loans	8,118	8,540
Commercial and industrial loans	2,110	1,892
Leases receivable	4,801	4,452
Consumer loans	775	921
Total nonaccrual loans and leases	$15,804	$15,805

The following table details nonperforming assets as of the dates indicated:

	June 30, 2018	December 31, 2017
	(in thousands)
Nonaccrual loans and leases	$15,804	$15,805
Loans and leases 90 days or more past due and still accruing	—	—
Total nonperforming loans and leases	15,804	15,805
Other real estate owned ("OREO")	280	1,946
Total nonperforming assets	$16,084	$17,751

OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017.

Troubled Debt Restructurings

The following table details TDRs as of June 30, 2018 and December 31, 2017:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
June 30, 2018
Real estate loans	$1,467	$3,642	$183	$—	$5,292	$3,397	$—	$1,171	$1,023	$5,591
Commercial and industrial loans	399	107	715	467	1,688	—	177	443	246	866
Consumer loans	775	—	—	—	775	—	—	102	—	102
Total TDR loans	$2,641	$3,749	$898	$467	$7,755	$3,397	$177	$1,716	$1,269	$6,559

December 31, 2017
Real estate loans	$1,935	$3,761	$64	$—	$5,760	$3,409	$—	$1,387	$1,237	$6,033
Commercial and industrial loans	131	123	1,173	102	1,529	6	182	503	427	1,118
Consumer loans	811	—	—	—	811	—	—	108	—	108
Total TDR loans	$2,877	$3,884	$1,237	$102	$8,100	$3,415	$182	$1,998	$1,664	$7,259

As of June 30, 2018 and December 31, 2017, total TDRs were $14.3 million and $15.4 million, respectively. A debt restructuring is considered a TDR if we grant a concession, that we would not have otherwise considered, to the borrower for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for three months or more. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. At June 30, 2018 and December 31, 2017, $2.0 million and $2.2 million, respectively, of allowance relating to these loans were included in the allowance for loan and lease losses.

For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

Note 4 — Servicing Assets and Liabilities

The changes in servicing assets and liabilities for the three months ended June 30, 2018 and 2017 were as follows:

	2018	2017
	(in thousands)
Servicing assets:
Balance at beginning of period	$9,867	$10,609
Addition related to sale of SBA loans	406	752
Amortization	(1,018)	(881)
Balance at end of period	$9,255	$10,480

Servicing liabilities:
Balance at beginning of period	$2,022	$2,776
Amortization	(185)	(223)
Balance at end of period	$1,837	$2,553

The changes in servicing assets and liabilities for the six months ended June 30, 2018 and 2017 were as follows:

	2018	2017
	(in thousands)
Servicing assets:
Balance at beginning of period	$10,218	$10,564
Addition related to sale of SBA loans	841	1,194
Amortization	(1,804)	(1,608)
Reversal of allowance	—	330
Balance at end of period	$9,255	$10,480

Servicing liabilities:
Balance at beginning of period	$2,217	$3,143
Amortization	(380)	(523)
Reversal of allowance	—	(67)
Balance at end of period	$1,837	$2,553

At June 30, 2018 and December 31, 2017, we serviced loans sold to unaffiliated parties in the amounts of $457.9 million and $476.5 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.2 million for each of the three month periods ended June 30, 2018 and 2017. The Company recorded servicing fee income of $2.4 million for each of the six month periods ended June 30, 2018 and 2017. Servicing fee income, net of the amortization of servicing assets and liabilities, is included in other operating income in the consolidated statements of income. Net amortization expense was $833,000 and $658,000 for the three months ended June 30, 2018 and 2017, respectively, and $1.4 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

Note 5 — Income Taxes

The Company’s income tax expense was $5.9 million and $9.1 million representing an effective income tax rate of 27.5 percent and 38.5 percent for the three months ended June 30, 2018 and 2017, respectively. The Company’s income tax expense was $11.6 million and $17.7 million representing an effective income tax rate of 27.7 percent and 38.5 percent for the six months ended June 30, 2018 and 2017, respectively.

Management concluded that as of June 30, 2018 and December 31, 2017, a valuation allowance of $2.8 million was appropriate against certain state net operating losses and certain tax credits. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. A net deferred tax asset of $35.5 million and $32.5 million and a net current tax asset of $4.0 million and $5.8 million as of June 30, 2018 and December 31, 2017, respectively, are included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets.

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

During the year ended December 31, 2017 the Company made a provisional estimate of the impact of the Tax Act, which was discussed in Note 11 to our Consolidated Financial Statement included in our Form 10-K filed for that period.  The Company is continuing to evaluate the impact of the Tax Act on its financial statements, and has not made any adjustments to this estimate during the period ended June 30, 2018.

The Company is subject to examination by various federal and state tax authorities for certain years ended December 31, 2008 through 2016. As of June 30, 2018, the Company was subject to audit or examination by the California Franchise Tax Board for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements as a result of these audits or examinations.

Note 6 — Borrowings and Subordinated Debentures

Borrowings
The Bank had advances from the FHLB of $270.0 million and $150.0 million as of June 30, 2018 and December 31, 2017, respectively. The FHLB advances were all overnight borrowings at June 30, 2018 and December 31, 2017. For the three months ended June 30, 2018 and 2017, interest expense on FHLB advances was $1.0 million and $49,000, respectively, and the weighted-average interest rate was 1.90 percent and 0.98 percent, respectively. For the six months ended June 30, 2018 and 2017, interest expense on FHLB advances was $1.7 million and $517,000, respectively, and the weighted-average interest rate was 1.74 percent and 0.72 percent, respectively.

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $1.1 billion of loans pledged as collateral with the FHLB, which provides $937.3 million in borrowing capacity, of which $557.3 million remained available at June 30, 2018.

The Bank also has securities with market values of $18.1 million pledged with the Federal Reserve Bank ("FRB"), which provides $17.4 million in available borrowing capacity through the Fed Discount Window. There were no outstanding borrowings with the FRB as of June 30, 2018 and December 31, 2017.

Subordinated Debentures
The Company issued Fixed-to-Floating Subordinated Notes (the “Notes”) of $100 million on March 21, 2017, with a final maturity on March 30, 2027.  The Notes have an initial fixed interest rate of 5.45% per annum, payable semi-monthly on March 30 and September 30 of each year.  From and including March 30, 2022 and thereafter, the Notes bear interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.315% payable quarterly. If the then current three-month LIBOR is less than zero, three-month LIBOR will be deemed to be zero. Debt issuance cost was $2.3 million, which is being amortized through the Notes' maturity date. At June 30, 2018 and December 31, 2017, the balance of Notes included in the Company's consolidated balance sheet, net of debt issuance cost, was $98.1 million and $98.0 million, respectively. The amortization of debt issuance cost was $45,000 and $43,000 for the three months ended June 30, 2018 and 2017, respectively, and $90,000 and $47,000 for the six months ended June 30, 2018 and 2017, respectively.
The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of the acquisition of Central Bancorp Inc. ("CBI") in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures' maturity date of March 15, 2036. CBI formed a trust in 2005 and issued $26.0 million of Trust Preferred Securities (“TPS”) at 6.26 percent fixed rate for the first five years and a variable rate at the 3 month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At June 30, 2018 and December 31, 2017, the balance of Subordinated Debentures included in the Company's consolidated balance sheets, net of discount of $7.6 million and $7.7 million, was $19.4 million and $19.0 million, respectively. The amortization of discount was $86,000 and $81,000 for the three months ended June 30, 2018, and 2017, respectively, and $172,000 and $158,000 for the six months ended June 30, 2018, and 2017, respectively.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except for share and per share data)
Basic EPS:
Net income	$15,548	$14,457	$30,403	$28,240
Less: income allocated to unvested restricted shares	96	93	185	177
Income allocated to common shares	$15,452	$14,364	$30,218	$28,063
Weighted-average shares for basic EPS	32,189,096	32,078,038	32,167,111	32,040,113
Basic EPS	$0.48	$0.45	$0.94	$0.88

Effect of dilutive securities - options and unvested restricted stock	147,679	164,996	149,537	176,558

Diluted EPS:
Income allocated to common shares	$15,452	$14,364	$30,218	$28,063
Weighted-average shares for diluted EPS	32,336,775	32,243,034	32,316,648	32,216,671
Diluted EPS	$0.48	$0.45	$0.94	$0.87

There were no stock options with an anti-dilutive effect for the three and six months ended June 30, 2018 or 2017.

Note 8 – Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income for the three months ended June 30, 2018 and 2017 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Tax Benefit (Expense)	Total
	(in thousands)
June 30, 2018
Balance at beginning of period	$(11,523)	$3,316	$(8,207)
Other comprehensive loss before reclassification	(1,502)	452	(1,050)
Reclassification from accumulated other comprehensive income	(67)	—	(67)
Period change	(1,569)	452	(1,117)
Balance at end of period	$(13,092)	$3,768	$(9,324)

June 30, 2017
Balance at beginning of period	$(2,737)	$1,134	$(1,603)
Other comprehensive income before reclassification	3,910	(1,232)	2,678
Reclassification from accumulated other comprehensive income	(938)	—	(938)
Period change	2,972	(1,232)	1,740
Balance at end of period	$235	$(98)	$137

For the three months ended June 30, 2018, there was a $67,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $67,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized gains of $95,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period.

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

Activity in accumulated other comprehensive income for the six months ended June 30, 2018 and 2017 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Tax Benefit (Expense)	Total
	(in thousands)
June 30, 2018
Balance at beginning of period	$(3,188)	$1,319	$(1,869)
Other comprehensive loss before reclassification	(10,366)	2,995	(7,371)
Reclassification from accumulated other comprehensive income	(67)	—	(67)
Adjustment to accumulated other comprehensive income related to adoption of ASU 2016-01 and 2018-02 (see Notes 2 and 5)	529	(546)	(17)
Period change	(9,904)	2,449	(7,455)
Balance at end of period	$(13,092)	$3,768	$(9,324)

June 30, 2017
Balance at beginning of period	$(4,089)	$1,695	$(2,394)
Other comprehensive income before reclassification	5,530	(1,793)	3,737
Reclassification from accumulated other comprehensive income	(1,206)	—	(1,206)
Period change	4,324	(1,793)	2,531
Balance at end of period	$235	$(98)	$137

The Company recorded a net $17,000 adjustment related to adoption of two new accounting standards (ASU 2016-01 and ASU 2018-02) effective January 1, 2018. The $17,000 adjustment includes a $529,000 reduction of unrealized losses related to all of the Company's mutual funds equity securities upon adoption of ASU 2016-01 and a $546,000 reduction in tax benefits upon adoption of ASU 2016-01 and ASU 2018-02. All mutual fund equity securities were sold during the three months ended March 31, 2018. See Notes 2 and 5 to the Consolidated Financial Statements for additional information on adoption of ASU 2016-01 and ASU 2018-02, respectively.

For the six months ended June 30, 2018, there was a $67,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $67,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized gains of $95,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period.

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

In addition, a new capital conservation buffer of 2.5% began to be phased in effective January 1, 2016 through January 1, 2019, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. In January 2016, the new capital conservation buffer requirement was 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. The Company and the Bank's capital conservation buffer was 6.35% and 6.86%, respectively, as of June 30, 2018, and 6.55% and 7.20%, respectively, as of December 31, 2017.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

The capital ratios of Hanmi Financial and the Bank as of June 30, 2018 and December 31, 2017 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2018
Total capital (to risk-weighted assets):
Hanmi Financial	$704,262	15.17%	$371,336	8.00%	N/A	N/A
Hanmi Bank	$690,123	14.86%	$371,465	8.00%	$464,332	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$573,034	12.35%	$278,502	6.00%	N/A	N/A
Hanmi Bank	$656,948	14.15%	$278,599	6.00%	$371,465	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$553,555	11.93%	$208,876	4.50%	N/A	N/A
Hanmi Bank	$656,948	14.15%	$208,949	4.50%	$301,815	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$573,034	10.83%	$211,655	4.00%	N/A	N/A
Hanmi Bank	$656,948	12.42%	$211,663	4.00%	$264,579	5.00%

December 31, 2017
Total capital (to risk-weighted assets):
Hanmi Financial	$684,272	15.50%	$353,171	8.00%	N/A	N/A
Hanmi Bank	$670,896	15.20%	$353,091	8.00%	$441,364	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$553,970	12.55%	$264,878	6.00%	N/A	N/A
Hanmi Bank	$638,557	14.47%	$264,818	6.00%	$353,091	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$537,950	12.19%	$198,658	4.50%	N/A	N/A
Hanmi Bank	$638,557	14.47%	$198,614	4.50%	$286,886	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$553,970	10.79%	$205,344	4.00%	N/A	N/A
Hanmi Bank	$638,557	12.44%	$205,385	4.00%	$256,731	5.00%

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

Loans held for sale - Loans held for sale are all SBA loans and carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At June 30, 2018, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Impaired loans - Nonaccrual loans and performing restructured loans are considered impaired for reporting purposes and are measured and recorded at fair value on a non-recurring basis. All impaired loans with a carrying balance over $250,000 are reviewed individually for the amount of impairment, if any. Nonaccrual loans with a carrying balance of $250,000 or less are evaluated for impairment collectively. For loans with a carrying balance of $250,000 or less which are over 90 days past due, regardless of accrual status, or part of an existing impaired credit relationship, the loan is reviewed individually for the amount of impairment, if any. The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on either the current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value reported on older appraisals that are then adjusted based on recent market trends, a Level 3 measurement.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2018 and December 31, 2017, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(in thousands)
June 30, 2018
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$322,851	$—	$322,851
Collateralized mortgage obligations	—	121,389	—	121,389
U.S. government agency securities	—	7,360	—	7,360
Municipal bonds-tax exempt	—	113,929	—	113,929
Total securities available for sale	$—	$565,529	$—	$565,529

December 31, 2017
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$303,609	$—	$303,609
Collateralized mortgage obligations	—	117,768	—	117,768
U.S. government agency securities	—	7,414	—	7,414
Municipal bonds-tax exempt	—	127,475	—	127,475
U.S. treasury securities	152	—	—	152
Mutual funds	22,386	—	—	22,386
Total securities available for sale	$22,538	$556,266	$—	$578,804

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of June 30, 2018 and December 31, 2017, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Six Months Ended June 30, 2018
	(in thousands)
June 30, 2018
Assets:
Impaired loans (1)	$—	$4,407	$915	$2,463
OREO	—	280	—	—

				Loss During the Twelve Months Ended December 31, 2017
December 31, 2017
Assets:
Impaired loans (2)	$—	$6,121	$2,436	$2,730
OREO	—	1,946	—	—

(1)	Consist of real estate loans of $4.6 million and commercial and industrial loans of $730,000.

(2)	Consist of real estate loans of $6.7 million, commercial and industrial loans of $1.7 million.

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

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). This standard, among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we have concluded that the carrying amounts approximate fair value, the fair value estimates shown below have are based on an exit price notion as of June 30, 2018, as required by ASU 2016-01. The financial instruments for which we have concluded that the carrying amounts approximate fair value include, cash and due from banks, accrued interest receivable and payable, FHLB stock, and noninterest-bearing deposits. The fair values of off-balance sheet items are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.

The estimated fair values of financial instruments were as follows:

	June 30, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	136,474	136,474	—	—
Securities available for sale	565,529	—	565,529	—
Loans and leases receivable, net of allowance for loan and lease losses	4,510,308	—	—	4,453,997
Loans held for sale	5,349	—	6,451	—
Accrued interest receivable	12,940	12,940	—	—
FHLB stock	16,385	—	16,385	—
Financial liabilities:
Noninterest-bearing deposits	1,350,383	—	1,350,383	—
Interest-bearing deposits	3,076,152	—	—	3,070,237
Borrowings and subordinated debentures	387,532	—	94,864	269,762
Accrued interest payable	5,775	5,775	—	—
Off-balance sheet items:
Commitments to extend credit	354,894	—	—	354,894
Standby letters of credit	24,702	—	—	24,702
Commercial letters of credit	15,377	—	—	15,377

	December 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$153,826	$153,826	$—	$—
Securities available for sale	578,804	22,538	556,266	—
Loans and leases receivable, net of allowance for loan and lease losses	4,273,415	—	—	4,213,689
Loans held for sale	6,394	—	6,394	—
Accrued interest receivable	12,770	12,770	—	—
FHLB stock	16,385	—	16,385	—
Financial liabilities:
Noninterest-bearing deposits	1,312,274	—	1,312,274	—
Interest-bearing deposits	3,036,380	—	—	2,973,139
Borrowings and subordinated debentures	267,270	—	—	267,270
Accrued interest payable	5,309	5,309	—	—
Off-balance sheet items:
Commitments to extend credit	318,634	—	—	318,634
Standby letters of credit	19,294	—	—	19,294
Commercial letters of credit	9,308	—	—	9,308

Note 11 — Share-Based Compensation

Share-Based Compensation Expense

For the three months ended June 30, 2018 and 2017, share-based compensation expenses were $930,000 and $670,000, respectively, and net tax benefits recognized from stock option and restricted stock awards were $262,000 and $274,000, respectively. For the six months ended June 30, 2018 and 2017, share-based compensation expenses were $1.8 million and $1.4 million, respectively, and net tax benefits recognized from stock option and restricted stock awards were $512,000 and $550,000, respectively. Excess tax benefits related to the Company's share-based compensation are recognized as income tax expense in the consolidated statement of income.

Unrecognized Share-Based Compensation Expense

As of June 30, 2018, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)
Restricted stock awards	$5,756	2.2 years

There was no unrecognized share-based compensation expense for stock options at June 30, 2018.

Stock Option Awards

The table below provides stock option information for the three months ended June 30, 2018:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
				(in thousands)
Options outstanding at beginning of period	338,338	$17.54	5.5 years	$4,469	(1)

Options outstanding at end of period	338,338	$17.54	5.5 years	$3,657	(2)

Options exercisable at end of period	338,338	$17.54	5.5 years	$3,657	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $30.75 as of March 31, 2018, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $28.35 as of June 30, 2018, over the exercise price, multiplied by the number of options.

There were 10,500 stock options exercised during the three months ended June 30, 2017 and no stock option exercises during the three months ended June 30, 2018.

The table below provides stock option information for the six months ended June 30, 2018:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
				(in thousands)
Options outstanding at beginning of period	364,088	$17.86	5.9 years	$4,548	(1)
Options exercised	(25,750)	$22.06	5.9 years	—
Options outstanding at end of period	338,338	$17.54	5.5 years	$3,657	(2)

Options exercisable at end of period	338,338	$17.54	5.5 years	$3,657	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $30.35 as of December 31, 2017, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $28.35 as of June 30, 2018, over the exercise price, multiplied by the number of options.

There were 25,750 and 11,500 stock options exercised during the six months ended June 30, 2018 and 2017, respectively.

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

The table below provides information for restricted stock awards for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	324,096	$22.38	317,783	$21.09
Restricted stock granted	21,670	29.10	119,394	24.99
Restricted stock vested	(25,741)	25.87	(78,654)	26.54
Restricted stock forfeited	(4,520)	29.89	(43,018)	12.06
Restricted stock at end of period	315,505	22.44	315,505	22.44

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

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	June 30, 2018	December 31, 2017
	(in thousands)
Commitments to extend credit	$354,894	$318,634
Standby letters of credit	24,702	19,294
Commercial letters of credit	15,377	9,308
Total undisbursed loan commitments	$394,973	$347,236

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance at beginning of period	$1,323	$1,184	$1,296	$1,184
Provision (income)	34	(49)	61	(49)
Balance at end of period	$1,357	$1,135	$1,357	$1,135

Note 13 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q for the period ended June 30, 2018, or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of June 30, 2018.

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
The Company's noninterest income primarily includes service charges on deposit accounts, trade finance and other service charges and fees, servicing income, bank-owned life insurance income and gains or losses on sale of SBA loans, PCI loans and securities. Based on our assessment of revenue streams related to the Company's noninterest income, we concluded that the Companies performance obligations for such revenue streams are typically satisfied as services are rendered. If applicable, the Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers and records contract assets when services are provided to customers before payment is received or before payment is due. The Company’s noninterest revenue streams are largely based on transactional activities and since the Company generally receives payments for its services during the period or at the time services are provided, there are no contract asset or receivable balances as of June 30, 2018. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three and six months ended June 30, 2018. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended June 30, 2018 (this “Report”).

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

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to Consolidated Financial Statements in our 2017 Annual Report on Form 10-K. We had no significant changes in our accounting policies since the filing of our 2017 Annual Report on Form 10-K, except for adoption of three new accounting standards as of January 1, 2018 as described in Note 1 to the Consolidated Financial Statements.

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

Selected Financial Data

The following table sets forth certain selected financial data for the periods indicated:

	As of or for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands, except per share data)
Summary balance sheets:
Cash and due from banks	$136,474	$138,507	$136,474	$138,507
Securities	565,529	571,846	565,529	571,846
Loans and leases receivable, net	4,510,308	4,039,304	4,510,308	4,039,304
Assets	5,415,202	4,973,346	5,415,202	4,973,346
Deposits	4,426,535	4,259,173	4,426,535	4,259,173
Liabilities	4,843,495	4,423,206	4,843,495	4,423,206
Stockholders’ equity	571,707	550,140	571,707	550,140
Tangible equity	559,344	537,428	559,344	537,428
Average loans and leases receivable (1)	4,414,217	3,951,934	4,362,876	3,917,004
Average securities	591,493	585,384	590,123	556,129
Average assets	5,318,703	4,875,473	5,266,538	4,807,226
Average deposits	4,383,557	4,166,487	4,350,773	4,020,971
Average stockholders’ equity	576,973	544,283	571,453	539,305
Average tangible equity	564,562	531,522	558,995	526,498
Per share data:
Earnings per share – basic (2)	$0.48	$0.45	$0.94	$0.88
Earnings per share – diluted (2)	$0.48	$0.45	$0.94	$0.87
Book value per share (3)	$17.58	$16.98	$17.58	$16.98
Tangible book value per share (4)	$17.20	$16.59	$17.20	$16.59
Cash dividends per share	$0.24	$0.19	$0.48	$0.38
Common shares outstanding	32,513,518	32,393,856	32,513,518	32,393,856
Performance ratios:
Return on average assets (5) (6)	1.17%	1.19%	1.16%	1.18%
Return on average stockholders’ equity (5) (7)	10.81%	10.65%	10.73%	10.56%
Return on average tangible equity (5) (8)	11.05%	10.91%	10.97%	10.82%
Net interest margin (9)	3.60%	3.81%	3.65%	3.85%
Efficiency ratio (10)	57.80%	54.74%	58.08%	54.84%
Dividend payout ratio (11)	50.00%	42.43%	51.06%	53.66%
Average stockholders’ equity to average assets	10.85%	11.16%	10.85%	11.22%
Asset quality ratios:
Nonperforming loans and leases to loans and leases	0.35%	0.41%	0.35%	0.41%
Nonperforming assets to assets (12)	0.30%	0.42%	0.30%	0.42%
Net loan and lease charge-offs (recoveries) to average loans and leases	0.01%	(0.02)%	—%	(0.05)%
Allowance for loan lease losses to loans and leases	0.70%	0.83%	0.70%	0.83%
Allowance for loan and lease losses to non-performing loans and leases	201.33%	205.04%	201.33%	205.04%

Capital ratios:
Total risk-based capital:
Hanmi Financial	15.17%	15.69%	15.17%	15.69%
Hanmi Bank	14.86%	15.44%	14.86%	15.44%
Tier 1 risk-based capital:
Hanmi Financial	12.35%	12.58%	12.35%	12.58%
Hanmi Bank	14.15%	14.62%	14.15%	14.62%
Common equity Tier 1 capital:
Hanmi Financial	11.93%	12.22%	11.93%	12.22%
Hanmi Bank	14.15%	14.62%	14.15%	14.62%
Tier 1 leverage:
Hanmi Financial	10.83%	11.08%	10.83%	11.08%
Hanmi Bank	12.42%	12.89%	12.42%	12.89%

(1)	Average loans and leases receivable include loans held for sale and exclude the allowance for loan and lease losses

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

(7)	Net income divided by average stockholders’ equity

(8)	Net income divided by average tangible equity

(9)	Net interest income on a taxable equivalent basis before provision for loan and lease losses divided by average interest-earning assets

(10)	Noninterest expense divided by the sum of net interest income before provision for loan and lease losses and noninterest income

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

Tangible Assets, Tangible Stockholders’ Equity and Tangible Book Value Per Share

The following table reconciles these non-GAAP performance measures to the most comparable GAAP performance measures as of the dates indicated:

	June 30,
	2018	2017
	(in thousands, except per share data)
Total assets	$5,415,202	$4,973,346
Less goodwill	(11,031)	(11,031)
Less other intangible assets, net	(1,332)	(1,681)
Tangible assets	$5,402,839	$4,960,634

Total stockholders’ equity	$571,707	$550,140
Less goodwill	(11,031)	(11,031)
Less other intangible assets, net	(1,332)	(1,681)
Tangible stockholders' equity	$559,344	$537,428

Book value per share	$17.58	$16.98
Effect of goodwill	(0.34)	(0.34)
Effect of other intangible assets	(0.04)	(0.05)
Tangible book value per share	$17.20	$16.59

Executive Overview

For the three months ended June 30, 2018, net income was $15.5 million, or $0.48 per diluted share, compared with $14.5 million, or $0.45 per diluted share, for the three months ended June 30, 2017. Net income for the second quarter of 2018 increased 7.6 percent, or $1.1 million compared with the second quarter of 2017. Net interest income, before provision for loan and lease losses, increased by $1.9 million, or 4.5 percent, to $45.1 million in the second quarter of 2018 compared with $43.2 million in the same quarter of 2017. Provision for income taxes decreased by $3.2 million, or 34.8 percent, mainly due to lower pretax income and a lower effective tax rate. These increases were partially offset by a decrease in noninterest income of $3.8 million, or 38.7 percent, mainly due to lower gains on sales of securities and sales of SBA loans.

For the first six months of 2018, net income was $30.4 million, or $0.94 per diluted share, compared with $28.2 million, or $0.87 per diluted share, for the six months ended June 30, 2017. Net income for the first half of 2018 increased 7.7 percent, or $2.2 million compared with the first half of 2017. The year-over-year increase in net income included a $4.5 million, or 5.3 percent, increase in net interest income before provision for loan and lease losses and a decrease in provision for income taxes of $6.1 million, or 34.3 percent, offset by an increase in noninterest expense of $3.1 million, or 5.5 percent and a decrease in noninterest income of $4.9 million, or 29.0 percent mainly due to lower gains on sales of securities and sales of SBA loans.

Other financial highlights include the following:

•
Loans and leases receivable, before the allowance for loan and lease losses, were $4.54 billion at the end of the second quarter of 2018, up $237.7 million, or 5.5 percent, from $4.30 billion at the end of 2017.

•	Deposits were $4.43 billion at the end of the second quarter of 2018, up $77.9 million, or 1.8 percent, from $4.35 billion at the end of 2017.

•
Return on average assets for the three months ended June 30, 2018 was 1.17% and return on average equity was 10.81% compared with 1.19% and 10.65%, respectively, for the same period a year ago. Return on average assets was 1.16% and return on average equity was 10.73% for the first six months of 2018, compared with 1.18% and 10.56%, respectively, for the same period a year ago.

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

	Three Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (1)	$4,414,217	$53,708	4.88%	$3,951,934	$47,971	4.87%
Securities (2)	591,493	3,384	2.29%	585,384	3,444	2.35%
FHLB stock	16,385	283	6.93%	16,385	283	6.93%
Interest-bearing deposits in other banks	28,831	133	1.85%	47,402	123	1.04%
Total interest-earning assets	5,050,926	57,508	4.57%	4,601,105	51,821	4.52%
Noninterest-earning assets:
Cash and due from banks	124,371			116,750
Allowance for loan and lease losses	(31,871)			(33,540)
Other assets	175,277			191,158
Total assets	$5,318,703			$4,875,473
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$92,552	$18	0.08%	$93,873	$18	0.08%
Money market and savings	1,412,118	3,546	1.01%	1,532,733	3,224	0.84%
Time deposits	1,553,692	5,901	1.52%	1,320,005	3,221	0.98%
Total interest-bearing deposits	3,058,362	9,465	1.24%	2,946,611	6,463	0.88%
Borrowings	214,066	1,015	1.90%	20,000	49	0.98%
Subordinated debentures	117,456	1,728	5.87%	116,850	1,636	5.59%
Total interest-bearing liabilities	3,389,884	12,208	1.44%	3,083,461	8,148	1.06%
Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,325,195			1,219,876
Other liabilities	26,651			27,853
Stockholders’ equity	576,973			544,283
Total liabilities and stockholders’ equity	$5,318,703			$4,875,473
Net interest income (taxable equivalent)		$45,300			$43,673
Cost of deposits (3)			0.87%			0.62%
Net interest spread (taxable equivalent basis) (4)			3.13%			3.46%
Net interest margin (taxable equivalent basis) (5)			3.60%			3.81%

(1)	Loans and leases receivable include loans held for sale and exclude the allowance for loan and lease losses. Nonaccrual loans and leases are included in the average loan and lease balance.

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

	Three Months Ended
	June 30, 2018 vs. June 30, 2017
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans and leases receivable	$5,638	$99	$5,737
Securities	34	(94)	(60)
FHLB stock	—	—	—
Interest-bearing deposits in other banks	(61)	71	10
Total interest and dividend income (taxable equivalent)	$5,611	$76	$5,687
Interest expense:
Demand: interest-bearing	$—	$—	$—
Money market and savings	(274)	596	322
Time deposits	652	2,028	2,680
Borrowings	881	85	966
Subordinated debentures	8	84	92
Total interest expense	$1,267	$2,793	$4,060
Change in net interest income (taxable equivalent)	$4,344	$(2,717)	$1,627

Interest and dividend income, on a taxable equivalent basis, increased $5.7 million, or 11.0 percent, to $57.5 million for the three months ended June 30, 2018 from $51.8 million for the same period in 2017. Interest expense increased $4.1 million, or 49.8 percent, to $12.2 million for the three months ended June 30, 2018 from $8.1 million for the same period in 2017. For the three months ended June 30, 2018 and 2017, net interest income, on a taxable equivalent basis, was $45.3 million and $43.7 million, respectively. The increase in net interest income was primarily attributable to the 11.7 percent growth in average loans and leases, offset by increases in rates paid on interest-bearing deposits and higher amounts of debt. The net interest spread and net interest margin, on a taxable equivalent basis, for the three months ended June 30, 2018 were 3.13 percent and 3.60 percent, respectively, compared with 3.46 percent and 3.81 percent, respectively, for the same period in 2017.

Average loans and leases increased $462.3 million, or 11.7 percent, to $4.41 billion for the three months ended June 30, 2018 from $3.95 billion for the same period in 2017. Average interest-earning assets increased $449.8 million, or 9.8 percent, to $5.05 billion for the three months ended June 30, 2018 from $4.60 billion for the same period in 2017. The increase in average loans and leases was due mainly to new loan production. Average interest-bearing liabilities increased $306.4 million, or 9.9 percent, to $3.39 billion for the three months ended June 30, 2018, compared with $3.08 billion for the same period in 2017. The increase in average interest-bearing liabilities resulted primarily from an increase in average interest-bearing deposits of $111.8 million and average borrowings of $194.1 million, mainly due to an increase in outstanding FHLB advances in the second quarter of 2018 compared with the same period in 2017.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 5 basis points to 4.57 percent for the three months ended June 30, 2018 from 4.52 percent for the same period in 2017, primarily due to the increase in the general level of interest rates and the mix of interest-earning assets. The average cost of interest-bearing liabilities increased by 38 basis points to 1.44 percent for the three months ended June 30, 2018 from 1.06 percent for the same period in 2017, mainly due to higher market interest rates.

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

	Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (1)	$4,362,876	$105,283	4.87%	$3,917,004	$93,349	4.81%
Securities (2)	590,123	6,678	2.26%	556,129	6,468	2.33%
FHLB stock	16,385	572	7.04%	16,385	657	8.09%
Interest-bearing deposits in other banks	30,606	247	1.63%	43,026	200	0.94%
Total interest-earning assets	4,999,990	112,780	4.55%	4,532,544	100,674	4.48%
Noninterest-earning assets:
Cash and due from banks	123,480			117,273
Allowance for loan and lease losses	(32,177)			(33,193)
Other assets	175,245			190,602
Total assets	$5,266,538			$4,807,226
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$91,968	$36	0.08%	$95,727	$38	0.08%
Money market and savings	1,445,272	6,872	0.96%	1,470,165	5,890	0.81%
Time deposits	1,497,349	10,342	1.39%	1,247,000	5,689	0.92%
Total interest-bearing deposits	3,034,589	17,250	1.15%	2,812,892	11,617	0.83%
Borrowings	196,630	1,694	1.74%	144,558	517	0.72%
Subordinated debentures	117,390	3,421	5.82%	74,137	2,009	5.41%
Total interest-bearing liabilities	3,348,609	22,365	1.35%	3,031,587	14,143	0.94%
Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,316,184			1,208,079
Other liabilities	30,292			28,255
Stockholders’ equity	571,453			539,305
Total liabilities and stockholders’ equity	$5,266,538			$4,807,226
Net interest income (taxable equivalent)		$90,415			$86,531
Cost of deposits (3)			0.80%			0.58%
Net interest spread (taxable equivalent basis) (4)			3.20%			3.54%
Net interest margin (taxable equivalent basis) (5)			3.65%			3.85%

(1)	Loans and leases receivable include loans held for sale and exclude the allowance for loan and lease losses. Nonaccrual loans and leases are included in the average loan and lease balance.

(2)	Amounts calculated on a fully taxable equivalent basis using the federal tax rate in effect for the periods presented.

(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Six Months Ended
	June 30, 2018 vs. June 30, 2017
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans and leases receivable	$10,755	$1,179	$11,934
Securities	400	(190)	210
FHLB stock	—	(85)	(85)
Interest-bearing deposits in other banks	(70)	117	47
Total interest and dividend income (taxable equivalent)	$11,085	$1,021	$12,106
Interest expense:
Demand: interest-bearing	$(2)	$—	$(2)
Money market and savings	(10)	992	982
Time deposits	1,312	3,341	4,653
Borrowings	238	939	1,177
Subordinated debentures	1,250	162	1,412
Total interest expense	$2,788	$5,434	$8,222
Change in net interest income (taxable equivalent)	$8,297	$(4,413)	$3,884

Interest and dividend income, on a taxable equivalent basis, increased $12.1 million, or 12.0 percent, to $112.8 million for the six months ended June 30, 2018 from $100.7 million for the same period in 2017. Interest expense increased $8.2 million, or 58.1 percent, to $22.4 million for the six months ended June 30, 2018 from $14.1 million for the same period in 2017. For the six months ended June 30, 2018 and 2017, net interest income, on a taxable equivalent basis, was $90.4 million and $86.5 million, respectively. The increase in net interest income was primarily attributable to the 11.4 percent increase in average loans and leases, offset by increases in rates paid on interest-bearing deposits and higher amounts of debt. The net interest spread and net interest margin, on a taxable equivalent basis, for the six months ended June 30, 2018 were 3.20 percent and 3.65 percent, respectively, compared with 3.54 percent and 3.85 percent, respectively, for the same period in 2017.

Average loans and leases increased $445.9 million, or 11.4 percent, to $4.36 billion for the six months ended June 30, 2018 from $3.92 billion for the same period in 2017. Average interest-earning assets increased $467.4 million, or 10.3 percent, to $5.00 billion for the six months ended June 30, 2018 from $4.53 billion for the same period in 2017. The increase in average loans and leases was due mainly to new loan production. Average interest-bearing liabilities increased $317.0 million, or 10.5 percent, to $3.35 billion for the six months ended June 30, 2018, compared with $3.03 billion for the same period in 2017. The increase in average interest-bearing liabilities resulted primarily from an increase in average interest-bearing deposits of $221.7 million, increase in average borrowings of $52.0 million and average subordinated debentures of $43.3 million in the first half of 2018 compared with the same period in 2017.

The average yield on interest earning assets, on a taxable equivalent basis, increased 7 basis points to 4.55 percent for the six months ended June 30, 2018 from 4.48 percent for the same period in 2017, primarily due to the increase in the general level of interest rates and the mix of interest earning assets. The average cost of interest-bearing liabilities increased by 41 basis points to 1.35 percent for the six months ended June 30, 2018 from 0.94 percent for the same period in 2017, mainly due to higher market interest rates.

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

The provision for loan and lease losses was $0.1 million and $0.4 for the three months ended June 30, 2018 and 2017, respectively. The charge to other noninterest expense for losses on off-balance sheet items was $34 thousand for the three months ended June 30, 2018 compared with $49 thousand income recognized for the three months ended June 30, 2017.

The provision for loan and lease losses was $0.7 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively. The charge to other noninterest expense for losses on off-balance sheet items was $61 thousand for the six months ended June 30, 2018 compared with $49 thousand income recognized for the six months ended June 30, 2017.

See also “Allowance for Loan and Lease Losses and Allowance for Off-Balance Sheet Items" for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$2,328	$2,461	$(133)	(5.4)%
Trade finance and other service charges and fees	1,149	1,269	(120)	(9.5)%
Servicing income	421	625	(204)	(32.6)%
Bank-owned life insurance income	256	260	(4)	(1.5)%
All other operating income	305	941	(636)	(67.6)%
Subtotal service charges, fees and other income	4,459	5,556	(1,097)	(19.7)%
Gain on sale of SBA loans	1,408	2,668	(1,260)	(47.2)%
Disposition gains on PCI loans	11	540	(529)	(98.0)%
Net gain on sales of securities	67	938	(871)	(92.9)%
Total noninterest income	$5,945	$9,702	$(3,757)	(38.7)%

For the three months ended June 30, 2018, noninterest income was $5.9 million, a decrease of $3.8 million, or 38.7 percent, compared with $9.7 million for the same period in 2017. The decrease was primarily attributable to a decrease of $1.3 million, or 47.2 percent, in gains recognized on sale of SBA loans, a decrease of $0.5 million, or 98.0 percent, in disposition gains on PCI loans and a decrease in gains on sales of securities of $0.9 million, or 92.9 percent, in the second quarter of 2018 compared with securities gains of $0.9 million for the same quarter a year ago. In the second quarter of 2018, sales of the guaranteed portion of SBA loans were $19.1 million, compared with $32.4 million for the same period a year ago.

The following table sets forth the various components of noninterest income for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$4,839	$4,989	$(150)	(3.0)%
Trade finance and other service charges and fees	2,322	2,316	6	0.3%
Servicing income	1,083	1,423	(340)	(23.9)%
Bank-owned life insurance income	533	542	(9)	(1.7)%
All other operating income	590	1,586	(996)	(62.8)%
Subtotal service charges, fees and other income	9,367	10,856	(1,489)	(13.7)%
Gain on sale of SBA loans	2,856	4,132	(1,276)	(30.9)%
Disposition gains on PCI loans	144	723	(579)	(80.1)%
Net (loss) gain on sales of securities	(361)	1,206	(1,567)	(129.9)%
Total noninterest income	$12,006	$16,917	$(4,911)	(29.0)%

For the six months ended June 30, 2018, noninterest income was $12.0 million, a decrease of $4.9 million, or 29.0 percent, compared with $16.9 million for the same period in 2017. The decrease was primarily attributable to a decrease of $1.3 million, or 30.9 percent, in gains recognized on sale of SBA loans and a decrease of $0.6 million, or 80.1 percent, in disposition gains on PCI loans and a net loss of $0.4 million on sale of securities in the first six months of 2018 compared with securities gains of $1.2 million for the same period a year ago. In addition, 2017 all other operating income included $0.4 million of upcharge income. The $0.4 million loss on sale of securities in 2018 primarily resulted from the sale of $22.0 million of mutual funds in the first quarter of 2018 and the $1.2 million gain on sales of securities in 2017 mainly resulted from the sales of municipal securities. For the first six months of 2018, sales of the guaranteed portion of SBA loans were $38.3 million, compared with $52.0 million for the same period a year ago.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$17,453	$16,623	$830	5.0%
Occupancy and equipment	4,082	3,878	204	5.3%
Data processing	1,554	1,738	(184)	(10.6)%
Professional fees	1,214	1,554	(340)	(21.9)%
Supplies and communications	693	745	(52)	(7.0)%
Advertising and promotion	1,034	1,015	19	1.9%
Merger and integration costs (income)	380	(9)	389	4,322.2%
All other operating expenses	3,100	3,400	(300)	(8.8)%
Total noninterest expense	$29,510	$28,944	$566	2.0%

For the three months ended June 30, 2018, noninterest expense was $29.5 million, an increase of $0.6 million or 2.0 percent, compared with $28.9 million for the same period in 2017. The increase was due primarily to a 5.0 percent increase in salaries and employee benefits and $0.4 million in merger and integration costs associated with the SWNB acquisition in the second quarter of 2018, offset by lower professional fees and other operating expenses for the three months ended June 30, 2018 compared with the same period in 2017. The increase in salaries and employee benefits in 2018 compared with 2017 was mainly due to merit increases and approximately 5.6 percent increase in headcount from June 30, 2017 to June 30, 2018.

The following table sets forth the components of noninterest expense for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$36,155	$33,727	$2,428	7.2%
Occupancy and equipment	8,154	7,861	293	3.7%
Data processing	3,231	3,369	(138)	(4.1)%
Professional fees	2,583	2,702	(119)	(4.4)%
Supplies and communications	1,401	1,379	22	1.6%
Advertising and promotion	1,911	1,817	94	5.2%
Merger and integration costs (income)	380	(40)	420	1,050.0%
All other operating expenses	5,453	5,366	87	1.6%
Total noninterest expense	$59,268	$56,181	$3,087	5.5%

For the six months ended June 30, 2018, noninterest expense was $59.3 million, an increase of $3.1 million or 5.5 percent, compared with $56.2 million for the same period in 2017. The increase was due primarily to a $2.4 million, or 7.2 percent, increase in salaries and employee benefits, $0.4 million in merger and integration costs associated with the SWNB acquisition in the second quarter of 2018 and a $0.3 million increase in occupancy and equipment expenses for the six months ended June 30, 2018 compared with the same period in 2017. The increase in salaries and employee benefits in 2018 compared with 2017 was mainly due to merit increases and approximately 5.6 percent increase in headcount from June 30, 2017 to June 30, 2018.

Income Tax Expense

Income tax expense was $5.9 million and $9.1 million representing an effective income tax rate of 27.5 percent and 38.5 percent for the three months ended June 30, 2018 and 2017, respectively. Income tax expense was $11.6 million and $17.7 million representing an effective income tax rate of 27.7 percent and 38.5 percent for the six months ended June 30, 2018 and 2017, respectively. The decreases in the effective tax rates in 2018 compared with 2017 are partly due to lower federal tax rate as a result of the passage of the tax reform in December 2017.

Financial Condition

Securities

As of June 30, 2018, our securities portfolio was composed primarily of U.S. government agency mortgage-backed securities and collateralized mortgage obligations, as well as tax exempt municipal bonds. Most of the securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of June 30, 2018 and December 31, 2017.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on securities as of the dates indicated:

	June 30, 2018			December 31, 2017
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(in thousands)
Securities available for sale:
Mortgage-backed securities	$331,126	$322,851	$(8,275)	$306,166	$303,609	$(2,557)
Collateralized mortgage obligations	124,761	121,389	(3,372)	119,658	117,768	(1,890)
U.S. government agency securities	7,499	7,360	(139)	7,499	7,414	(85)
Municipal bonds-tax exempt	115,235	113,929	(1,306)	125,601	127,475	1,874
U.S. treasury securities	—	—	—	152	152	—
Mutual funds	—	—	—	22,916	22,386	(530)
Total securities available for sale	$578,621	$565,529	$(13,092)	$581,992	$578,804	$(3,188)

As of June 30, 2018, securities available for sale decreased $13.3 million or 2.3 percent to $565.5 million, compared with $578.8 million as of December 31, 2017. This decrease was due mainly to sale of all of our mutual funds and an increase in unrealized losses, offset by purchases of mortgage-backed securities and collateralized mortgage obligations. As of June 30, 2018, securities available for sale had a net unrealized loss of $13.1 million, comprised of $0.1 million of unrealized gains and $13.2 million of unrealized losses. As of December 31, 2017, securities available for sale had a net unrealized loss of $3.2 million, comprised of $2.1 million of unrealized gains and $5.3 million of unrealized losses.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of June 30, 2018:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$8,270	1.91%	$51,706	2.18%	$80,101	2.18%	$191,049	2.47%	$331,126	2.34%
Collateralized mortgage obligations	10	1.27%	1,574	1.59%	17,377	1.62%	105,800	2.21%	124,761	2.12%
U.S. government agency securities	3,000	1.20%	4,499	1.73%	—	—%	—	—%	7,499	1.52%
Municipal bonds-tax exempt (1)	—	—%	11,945	2.28%	71,191	2.68%	32,099	3.40%	115,235	2.84%
Total securities available for sale	$11,280	1.72%	$69,724	2.16%	$168,669	2.33%	$328,948	2.47%	$578,621	2.38%

(1)	The yield on municipal bonds has been computed on a federal tax-equivalent basis.

Loans and Leases Receivable, Net
The following table shows the loan and lease portfolio composition by type as of the dates indicated:

	June 30, 2018	December 31, 2017
	(in thousands)
Real estate loans:
Commercial property
Retail	$923,661	$915,273
Hospitality	786,635	681,325
Other (1)	1,469,765	1,417,273
Total commercial real estate loans	3,180,061	3,013,871
Construction	61,287	55,190
Residential property	539,861	521,853
Total real estate loans	3,781,209	3,590,914
Commercial and industrial loans:
Commercial term	185,756	182,685
Commercial lines of credit	179,872	181,894
International loans	30,894	34,622
Total commercial and industrial loans	396,522	399,201
Leases receivable	350,578	297,284
Consumer loans (2)	13,817	17,059
Loans and leases receivable	4,542,126	4,304,458
Allowance for loan and lease losses	(31,818)	(31,043)
Loans and leases receivable, net	$4,510,308	$4,273,415

(1)
Includes, among other types, mixed-use, apartment, office, industrial, gas stations, faith-based facilities and warehouse; all other property types represent less than one percent of total loans and leases receivable.

(2)	Consumer loans include home equity lines of credit of $11.5 million and $14.2 million as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018 and December 31, 2017, net loans and leases receivable were $4.51 billion and $4.27 billion, respectively, representing an increase of $236.9 million, or 5.5 percent. The increase in loans and leases as of June 30, 2018 compared with December 31, 2017 was primarily attributable to new loan and lease production of $554.1 million, an increase of 15.0 percent compared with new loan and lease production of $481.7 million for the first six months of 2017.

Our loan and lease portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of loans and leases outstanding:

	Balance at June 30, 2018	Percentage of Loans and Leases Outstanding

Industry	(in thousands)
Lessor of nonresidential buildings	$1,367,010	30.1%
Hospitality	$803,001	17.7%

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

Except for nonperforming loans and leases set forth below and PCI loans, we are not aware of any loans or leases as of June 30, 2018 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present repayment terms, or any known events that would result in the receivable being designated as nonperforming at some future date. We cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of nonperforming assets as of the dates indicated:

	June 30, 2018	December 31, 2017	Increase (Decrease)
			Amount	Percentage
		(dollars in thousands)
Nonperforming loans and leases:
Real estate loans:
Commercial property
Retail	$225	$224	$1	0.4%
Hospitality	6,563	5,263	1,300	24.7%
Other	1,184	2,462	(1,278)	(51.9)%
Total commercial real estate loans	7,972	7,949	23	0.3%
Residential property	146	591	(445)	(75.3)%
Commercial and industrial loans	2,110	1,892	218	11.5%
Leases receivable	4,801	4,452	349	7.8%
Consumer loans	775	921	(146)	(15.9)%
Total nonperforming loans	15,804	15,805	(1)	—%
Loans 90 days or more past due and still accruing	—	—	—	—%
Total nonperforming loans and leases (1) (2)	15,804	15,805	(1)	—%
OREO	280	1,946	(1,666)	(85.6)%
Total nonperforming assets	$16,084	$17,751	$(1,667)	(9.4)%

Nonperforming loans and leases as a percentage of loans and leases	0.35%	0.37%
Nonperforming assets as a percentage of assets	0.30%	0.34%
Troubled debt restructured performing loans and leases	$6,559	$7,259

(1)	Includes nonperforming TDRs of $7.8 million and $8.1 million as of June 30, 2018 and December 31, 2017, respectively.

(2)	Does not include nonperforming PCI loans of $1.7 million and $0.9 million as of June 30, 2018 and December 31, 2017, respectively.

Nonperforming loans and leases were the same at $15.8 million as of June 30, 2018 and December 31, 2017. During the six months ended June 30, 2018, $6.8 million of loans and leases were placed on nonaccrual status. These additions to nonaccrual loans and leases were partially offset by $5.5 million in principal payoffs and pay downs and $1.3 million in charge-offs and transfers to OREO.

Delinquent loans and leases (defined as 30 to 89 days past due and still accruing) were $9.1 million as of June 30, 2018 compared with $11.2 million as of December 31, 2017.

The ratio of nonperforming loans and leases to loans and leases decreased to 0.35 percent as of June 30, 2018 compared with 0.37 percent as of December 31, 2017. Of the $15.8 million nonperforming loans and leases, approximately $15.7 million were impaired based on the definition contained in ASC 310, Receivables, which resulted in an aggregate impairment reserve of $4.0 million as of June 30, 2018. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of June 30, 2018, OREO consisted of 8 properties with a combined carrying value of $0.3 million, as compared with 6 properties with a combined carrying value of $1.9 million as of December 31, 2017.

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

The following table provides information on impaired loans and lease as of the dates indicated:

	June 30, 2018		December 31, 2017
	Recorded Investment	Percentage	Recorded Investment	Percentage
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$1,715	6.4%	$1,403	5.2%
Hospitality	7,313	27.1%	6,184	22.7%
Other	7,106	26.4%	8,513	31.3%
Total commercial real estate loans	16,134	59.9%	16,100	59.2%
Residential property	2,127	7.9%	2,563	9.4%
	18,261	67.8%	18,663	68.6%
Commercial and industrial loans	3,000	11.1%	3,039	11.2%
Leases receivable	4,801	17.8%	4,452	16.4%
Consumer loans	877	3.3%	1,029	3.8%
Total loans and leases	$26,939	100.0%	$27,183	100.0%

Total impaired loans and leases decreased $0.2 million, or 0.9 percent, to $26.9 million as of June 30, 2018, from $27.2 million at December 31, 2017. Specific allowances associated with impaired loans and leases were $4.0 million and $5.9 million as of June 30, 2018 and December 31, 2017, respectively.

During the three months ended June 30, 2018 and 2017, interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms totaled $0.7 million and $0.6 million, respectively. Of these amounts, actual interest recognized on impaired loans and leases was $0.4 million for the three months ended June 30, 2018 and 2017.

During the six months ended June 30, 2018 and 2017, interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms totaled $1.3 million and $1.2 million, respectively. Of these amounts, actual interest recognized on impaired loans and leases was $0.8 million for the six months ended June 30, 2018 and 2017.

The following table provides information on TDRs as of the dates indicated:

	June 30, 2018			December 31, 2017
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(in thousands)
Real estate loans	$5,292	$5,591	$10,883	$5,760	$6,033	$11,793
Commercial and industrial loans	1,688	866	2,554	1,529	1,118	2,647
Consumer loans	775	102	877	811	108	919
Total Non-PCI loans and leases	$7,755	$6,559	$14,314	$8,100	$7,259	$15,359

For the three months ended June 30, 2018, one loan was restructured and subsequently classified as TDR. The temporary payment structure modifications was a deferral of principal payment.

As of June 30, 2018, TDRs on accrual status were $6.6 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $84 thousand allowance relating to these loans was included in the allowance for loan and lease losses. For the TDRs on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of June 30, 2018, TDRs on nonaccrual status were $7.8 million, and a $1.9 million allowance relating to these loans was included in the allowance for loan and lease losses.

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

The Bank evaluates the allowance methodology at least annually. For the year ended December 31, 2017 and the first six months of 2018, the Bank utilized a 27-quarter and 29-quarter, respectively, look-back period anchored to the first quarter of 2011, with equal weighting to all quarters. Management determined it was appropriate to anchor the look-back period in consideration of the prolonged period of low losses and the procyclical nature of provisioning. The anchoring will allow the Bank to better capture the economic cycle while improving the ability to measure losses.

To determine general reserve requirements, existing loans and leases are divided into general pools of risk-rated loans, as well as homogeneous pools. For the twelve months ended December 31, 2017 and the first six months in 2018, loans were divided into eleven general pools of risk-rated loans, as well as the three homogeneous pools. For risk-rated loans, migration analysis allocates historical losses by pool and risk grade to determine risk factors for potential losses inherent in the current outstanding portfolio. As three homogeneous pools are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific reserves are allocated for loans deemed “impaired.”

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

The following tables reflect our allocation of allowance for loan and lease losses by category as well as the receivable for each loan type:

	June 30, 2018			December 31, 2017
	Allowance Amount	Percentage	Total Loans	Allowance Amount	Percentage	Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$2,922	9.2%	$923,661	$2,729	8.8%	$915,273
Hospitality	6,370	20.0%	786,635	5,922	19.1%	681,325
Other	5,984	18.8%	1,469,765	5,722	18.4%	1,417,273
Total commercial real estate loans	15,276	48.0%	3,180,061	14,373	46.3%	3,013,871
Construction	1,139	3.6%	61,287	796	2.6%	55,190
Residential property	1,501	4.7%	539,861	1,843	5.9%	521,853
Total real estate loans	17,916	56.3%	3,781,209	17,012	54.8%	3,590,914
Commercial and industrial loans:
Commercial term	5,009	15.7%	185,756	5,001	16.1%	182,685
Commercial lines of credit	1,866	5.9%	179,872	2,070	6.7%	181,894
International loans	245	0.8%	30,894	329	1.1%	34,622
Total commercial and industrial loans	7,120	22.4%	396,522	7,400	23.9%	399,201
Leases receivable	6,649	20.9%	350,578	6,279	20.2%	297,284
Consumer loans	109	0.3%	13,817	122	0.4%	17,059
Unallocated	24	0.1%	—	230	0.7%	—
Total	$31,818	100.0%	$4,542,126	$31,043	100.0%	$4,304,458

The following tables set forth certain information regarding the allowance for loan and lease losses and the allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to pool and grade as well as actual current commitment usage figures by type to existing contingent liabilities.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$31,777	$33,152	$31,043	$32,429

Charge-offs	(657)	(665)	(2,289)	(851)
Recoveries on loans previously charged off	598	849	2,315	1,838
Net loan (charge-offs) recoveries	(59)	184	26	987

Loan and lease loss provision	100	422	749	342
Balance at end of period	$31,818	$33,758	$31,818	$33,758

Allowance for off-balance sheet items:
Balance at beginning of period	$1,323	$1,184	$1,296	$1,184
Provision (income)	34	(49)	61	(49)
Balance at end of period	$1,357	$1,135	$1,357	$1,135

Net loan and lease charge-offs (recoveries) to average loans and leases (1)	0.01%	(0.02)%	—%	(0.05)%
Average loans and leases during period	$4,414,217	$3,951,934	$4,362,876	$3,917,004

			As of
			June 30, 2018	December 31, 2017
Ratios:			(dollars in thousands)
Allowance for loan and lease losses to loans and leases			0.70%	0.72%
Non-performing loans and leases to loans and leases			0.35%	0.37%
Allowance for loan and lease losses to nonperforming loans and leases			201.33%	196.41%
Balance:
Allowance for loan and lease losses at end of period			$31,818	$31,043
Nonperforming loans and leases at end of period			$15,804	$15,805
Loans and leases at end of period			$4,542,126	$4,304,458

(1)	Net loan charge-offs (recoveries) are annualized to calculate the ratios.

Allowance for loan and lease losses was $31.8 million and $31.0 million as of June 30, 2018 and Decmber 31, 2017, respectively. The increase of $0.8 million, or 2.5 percent, in the allowance for loan and lease losses as of June 30, 2018, compared with December 31, 2017 was due primarily to the increase in loan and lease receivables. The provision for loan and lease losses was $0.1 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively. Charge-offs of $0.7 million were offset by recoveries of $0.6 million for the three months ended June 30, 2018 compared with charge-offs of $0.7 million and recoveries of $0.8 million for the three months ended June 30, 2017.

The provision for loan and lease losses was $0.7 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively. Charge-offs of $2.3 million were offset by recoveries of $2.3 million for the six months ended June 30, 2018 compared with charge-offs of $0.9 million and recoveries of $1.8 million for the six months ended June 30, 2017.

The allowance for off-balance sheet exposure, primarily unfunded loan commitments, was $1.4 million and $1.3 million as of June 30, 2018 and December 31, 2017, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized.

Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances are adequate for losses inherent in the loan and lease portfolio and for off-balance sheet exposures as of June 30, 2018.

The following table presents a summary of net charge-offs (recoveries):

	For the Three Months Ended			For the Six Months Ended
	Charge-offs	Recoveries	Net Charge-offs (Recoveries)	Charge-offs	Recoveries	Net Charge-offs (Recoveries)
	(in thousands)
June 30, 2018
Real estate loans	$40	$371	$(331)	$1,029	$1,256	$(227)
Commercial and industrial loans	86	197	(111)	365	933	(568)
Leases receivable	531	29	502	895	124	771
Consumer loans	—	1	(1)	—	2	(2)
Total loans	$657	$598	$59	$2,289	$2,315	$(26)

June 30, 2017
Real estate loans	$38	$447	(409)	$142	$1,159	(1,017)
Commercial and industrial loans	—	367	(367)	40	644	(604)
Leases receivable	627	20	607	669	20	649
Consumer loans	—	15	(15)	—	15	(15)
Total loans	$665	$849	$(184)	$851	$1,838	$(987)

For the three months ended June 30, 2018 and 2017, total charge-offs were the same at $0.7 million. Charge-offs were offset by recoveries during the three months ended June 30, 2018 of $0.6 million, a decrease of $0.3 million, or 29.6 percent, from $0.8 million for the same period in 2017. For the six months ended June 30, 2018 and 2017, total charge-offs were $2.3 million, an increase of $1.4 million, or 169.0 percent, from $0.9 million for the same period in 2017. Charge-offs were offset by recoveries during the six months ended June 30, 2018 of $2.3 million, an increase of $0.5 million, or 26.0 percent, from $1.8 million for the same period in 2017.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	June 30, 2018		December 31, 2017
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$1,350,383	30.5%	$1,312,274	30.2%
Interest-bearing:
Demand	105,825	2.4%	92,948	2.1%
Money market and savings	1,381,038	31.2%	1,527,100	35.1%
Time deposits of $100,000 or more (1)	1,350,031	30.5%	1,131,789	26.0%
Other time deposits	239,258	5.4%	284,543	6.6%
Total deposits	$4,426,535	100.0%	$4,348,654	100.0%

(1)	Includes $524.4 million and $462.2 million of time deposits of $250,000 or more as of June 30, 2018 and December 31, 2017, respectively.

Deposits increased $77.9 million, or 1.8 percent, to $4.43 billion as of June 30, 2018 from $4.35 billion as of December 31, 2017. The increase in deposits was mainly attributable to the $173.0 million, or 12.2 percent, and $38.1 million, or 2.9 percent, increase in time deposits and non-interest bearing demand deposits, respectively, offset by a decrease of $146.1 million, or 9.6 percent, in money market and savings deposits.

Borrowings and Subordinated Debentures

At June 30, 2018 and December 31, 2017, there were $270.0 million and $150.0 million in overnight advances from the FHLB, respectively. In addition, subordinated debentures were $117.5 million and $117.3 million at June 30, 2018 and December 31, 2017, respectively.

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

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest Rate	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(dollars in thousands)
300%	$676	0.35%	$3,437	1.75%
200%	$316	0.16%	$2,170	1.11%
100%	$431	0.22%	$1,906	0.97%
(100)%	$(4,200)	(2.18)%	$(10,518)	(5.36)%

	Economic Value of Equity (EVE)
Change in Interest Rate	Dollar Change	Percentage Change
	(dollars in thousands)
300%	$(20,140)	(3.01)%
200%	$(11,642)	(1.74)%
100%	$(831)	(0.12)%
(100)%	$(16,850)	(2.52)%

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

At June 30, 2018, the Bank’s total risk-based capital ratio of 14.86 percent, Tier 1 risk-based capital ratio of 14.15 percent, common equity Tier 1 capital ratio of 14.15 percent and Tier 1 leverage capital ratio of 12.42 percent, placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

At June 30, 2018, the Company's total risk-based capital ratio was 15.17 percent, Tier 1 risk-based capital ratio was 12.35 percent, common equity Tier 1 capital ratio was 11.93 percent and Tier 1 leverage capital ratio was 10.83 percent.

For a discussion of implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act, see our 2017 Annual Report on Form 10-K.

Liquidity

Hanmi Financial

Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its current obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of June 30, 2018, the Bank had $250.7 million of brokered deposits.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of June 30, 2018, the total borrowing capacity available based on pledged collateral and remaining available borrowing capacity were $937.3 million and $557.3 million, respectively, compared to $802.9 million and $652.9 million, respectively, as of December 31, 2017. The Bank also had three unsecured federal funds lines totaling $95.0 million with no outstanding balances as of June 30, 2018.

As a means of augmenting its liquidity, the Bank had an available borrowing source of $17.4 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $18.1 million, and had no borrowings as of June 30, 2018.

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
FASB ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Current expected credit losses (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost; and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (ECL) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating ECL. ASU 2016-13 is effective for public entities for interim and annual periods beginning after December 15, 2019. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has established a steering committee overseeing a multidisciplinary project team, developed an implementation roadmap, selected a software solution, is in the process of completing a readiness assessment, and is engaged in the implementation phase of the project. The Company, with the assistance of a third party adviser, is working on: (1) developing a new expected loss model with supportable assumptions; (2) identifying data, reporting, and disclosure gaps; (3) assessing updates to accounting and credit risk policies; and (4) documenting new processes and controls. We are still evaluating the impact of this ASU on our consolidated financial statements.
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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2018, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of June 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018, there were no repurchases of Hanmi Financial’s equity securities by Hanmi Financial or its affiliates, except that the Company acquired 6,568 shares from employees in connection with their vested restricted shares that they surrendered to satisfy their tax liability.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document
2.1
Agreement and Plan of Merger by and between Hanmi Financial Corporation and SWNB Bancorp, Inc. dated May 18, 2018 (incorporated herein by reference from Exhibit 2.1 to Hanmi Financial Corporation's Current Report on Form 8-K, filed with the SEC on May 21, 2018).†

10.1
Amended and Restated Employment Agreement by and among Hanmi Financial Corporation, Hanmi Bank and C. G. Kum dated June 15, 2018 (incorporated herein by reference from Exhibit 10.1 to Hanmi Financial Coporation's Current Report on Form 8-K, filed with the SEC on June 15, 2018).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

†	Constitutes a management contract or compensatory plan or agreement.
* Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	August 9, 2018	By:	/s/ C. G. Kum
C. G. Kum
Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)