Form 10-Q
period 2018-09-30
HANMI FINANCIAL CORP
filed 2018-11-09
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 5, 2018, there were 31,780,321 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries
Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2018

Part I — Financial Information
Item 1. Financial Statements
Hanmi Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited) September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$159,617	$153,826
Securities available for sale, at fair value (amortized cost of $588,097 as of September 30, 2018 and $581,992 as of December 31, 2017)	572,236	578,804
Loans held for sale, at the lower of cost or fair value	4,455	6,394
Loans and leases receivable, net of allowance for loan and lease losses of $31,676 as of September 30, 2018 and $31,043 as of December 31, 2017	4,551,207	4,273,415
Accrued interest receivable	13,646	12,770
Premises and equipment, net	28,552	26,655
Customers’ liability on acceptances	1,265	803
Servicing assets	8,878	10,218
Goodwill and other intangible assets, net	12,273	12,544
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Bank-owned life insurance	51,372	50,554
Prepaid expenses and other assets	67,156	68,117
Total assets	$5,487,042	$5,210,485
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$1,313,777	$1,312,274
Interest-bearing	3,300,645	3,036,380
Total deposits	4,614,422	4,348,654
Accrued interest payable	8,153	5,309
Bank’s liability on acceptances	1,265	803
Borrowings	160,000	150,000
Subordinated debentures	117,670	117,270
Accrued expenses and other liabilities	17,784	25,972
Total liabilities	4,919,294	4,648,008
Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,188,833 shares (32,087,236 shares outstanding) as of September 30, 2018 and issued 33,083,133 shares (32,431,627 shares outstanding) as of December 31, 2017	33	33
Additional paid-in capital	568,861	565,627
Accumulated other comprehensive loss, net of tax benefit of $4,566 as of September 30, 2018 and $1,319 as of December 31, 2017	(11,295)	(1,869)
Retained earnings	93,768	70,575
Less: treasury stock, at cost; 1,101,597 shares as of September 30, 2018 and 651,506 shares as of December 31, 2017	(83,619)	(71,889)
Total stockholders’ equity	567,748	562,477
Total liabilities and stockholders’ equity	$5,487,042	$5,210,485

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and dividend income:
Interest and fees on loans and leases	$56,361	$50,265	$161,643	$143,614
Interest on securities	3,238	3,188	9,541	8,657
Dividends on FHLB stock	286	286	858	943
Interest on deposits in other banks	151	123	398	323
Total interest and dividend income	60,036	53,862	172,440	153,537
Interest expense:
Interest on deposits	11,694	7,071	28,944	18,687
Interest on borrowings	1,264	198	2,959	714
Interest on subordinated debentures	1,749	1,667	5,170	3,677
Total interest expense	14,707	8,936	37,073	23,078
Net interest income before provision for loan and lease losses	45,329	44,926	135,367	130,459
Loan and lease loss provision	200	269	949	611
Net interest income after provision for loan and lease losses	45,129	44,657	134,418	129,848
Noninterest income:
Service charges on deposit accounts	2,513	2,678	7,352	7,667
Trade finance and other service charges and fees	1,128	1,133	3,449	3,449
Gain on sales of Small Business Administration ("SBA") loans	1,114	2,546	3,970	6,678
Disposition gains on Purchased Credit Impaired ("PCI") loans	21	979	166	1,702
Net gain (loss) on sales of securities	19	267	(341)	1,473
Other operating income	1,420	1,213	3,624	4,764
Total noninterest income	6,215	8,816	18,220	25,733
Noninterest expense:
Salaries and employee benefits	17,436	16,947	53,590	50,674
Occupancy and equipment	3,685	3,883	11,839	11,743
Data processing	1,745	1,779	4,976	5,148
Professional fees	1,626	1,210	4,210	3,912
Supplies and communications	805	755	2,206	2,135
Advertising and promotion	814	1,147	2,724	2,964
Merger and integration costs (income)	466	—	846	(40)
Other operating expenses	2,431	2,939	7,883	8,307
Total noninterest expense	29,008	28,660	88,274	84,843
Income before income tax expense	22,336	24,813	64,364	70,738
Income tax expense	6,255	9,890	17,880	27,576
Net income	$16,081	$14,923	$46,484	$43,162

Basic earnings per share	$0.50	$0.46	$1.44	$1.34
Diluted earnings per share	$0.50	$0.46	$1.43	$1.33
Weighted-average shares outstanding:
Basic	32,155,132	32,095,286	32,171,558	32,058,705
Diluted	32,275,277	32,255,814	32,306,041	32,230,319

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$16,081	$14,923	$46,484	$43,162
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during period	(2,750)	529	(13,115)	6,059
Less: reclassification adjustment for net gain included in net income	(19)	(267)	(87)	(1,473)
Income tax benefit (expense) related to items of other comprehensive income	798	(109)	3,793	(1,902)
Other comprehensive (loss) income, net of tax	(1,971)	153	(9,409)	2,684
Comprehensive income	$14,110	$15,076	$37,075	$45,846

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at January 1, 2017	32,946,197	(615,450)	32,330,747	$33	$562,446	$(2,394)	$41,726	$(70,786)	$531,025
Stock options exercised	22,125	—	22,125	—	270	—	—	—	270
Restricted stock awards, net of forfeitures	90,844	—	90,844	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,071	—	—	—	2,071
Restricted stock surrendered due to employee tax liability	—	(30,634)	(30,634)	—	—	—	—	(935)	(935)
Cash dividends declared	—	—	—	—	—	—	(19,030)	—	(19,030)
Net income	—	—	—	—	—	—	43,162	—	43,162
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	2,684	—	—	2,684
Balance at September 30, 2017	33,059,166	(646,084)	32,413,082	$33	$564,787	$290	$65,858	$(71,721)	$559,247

Balance at January 1, 2018	33,083,133	(651,506)	32,431,627	$33	$565,627	$(1,869)	$70,575	$(71,889)	$562,477
Adjustments related to adoption of new accounting standards:
ASU 2016-01 (See Notes 1 and 2)	—	—	—	—	—	382	(382)	—	—
ASU 2018-02 (See Notes 1 and 5)	—	—	—	—	—	(399)	399	—	—
Adjusted balance at January 1, 2018	33,083,133	(651,506)	32,431,627	$33	$565,627	$(1,886)	$70,592	$(71,889)	$562,477
Stock options exercised	25,750	—	25,750	—	570	—	—	—	570
Restricted stock awards, net of forfeitures	79,950	—	79,950	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,664	—	—	—	2,664
Restricted stock surrendered due to employee tax liability	—	(20,533)	(20,533)	—	—	—	—	(607)	(607)
Repurchase of common stock	—	(429,558)	(429,558)	—				(11,123)	(11,123)
Cash dividends declared	—	—	—	—	—	—	(23,308)		(23,308)
Net income	—	—	—	—	—	—	46,484	—	46,484
Change in unrealized loss on securities available for sale, net of income taxes	—	—	—	—	—	(9,409)	—	—	(9,409)
Balance at September 30, 2018	33,188,833	(1,101,597)	32,087,236	$33	$568,861	$(11,295)	$93,768	$(83,619)	$567,748
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$46,484	$43,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,510	9,353
Share-based compensation expense	2,664	2,071
Loan and lease loss provision	949	611
Loss (gain) on sales of securities	341	(1,473)
Gain on sales of SBA loans	(3,970)	(6,678)
Disposition gains on PCI loans	(166)	(1,702)
Origination of SBA loans held for sale	(56,244)	(81,716)
Proceeds from sales of SBA loans	63,057	92,715
Change in accrued interest receivable	(876)	(1,111)
Change in bank-owned life insurance	(818)	(828)
Change in prepaid expenses and other assets	3,223	1,829
Change in accrued interest payable	2,844	1,504
Change in accrued expenses and other liabilities	(7,069)	(1,914)
Net cash provided by operating activities	58,929	55,823
Cash flows from investing activities:
Proceeds from matured, called and repayment of securities	79,309	51,117
Proceeds from sales of securities available for sale	34,751	70,333
Proceeds from sales of other real estate owned ("OREO")	1,902	5,710
Change in loans and leases receivable, excluding purchases	(214,670)	(191,594)
Purchases of securities	(124,964)	(201,398)
Purchases of premises and equipment	(3,800)	(147)
Purchases of loans receivable	(66,966)	(161,253)
Net cash used in investing activities	(294,438)	(427,232)
Cash flows from financing activities:
Change in deposits	265,768	489,273
Change in overnight FHLB borrowings	10,000	(205,000)
Issuance of subordinated debentures	—	97,735
Proceeds from exercise of stock options	570	270
Cash paid for treasury shares acquired in respect of share-based compensation	(607)	(935)
Repurchase of common stock	(11,123)	—
Cash dividends paid	(23,308)	(19,030)
Net cash provided by financing activities	241,300	362,313
Net increase (decrease) in cash and cash equivalents	5,791	(9,096)
Cash and cash equivalents at beginning of year	153,826	147,235
Cash and cash equivalents at end of period	$159,617	$138,139

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$34,229	$23,078
Income taxes	$13,553	$25,146
Non-cash activities:
Transfer of loans receivable to other real estate owned	$938	$143
Income tax benefit (expense) related to items in other comprehensive income	$3,793	$(1,902)
Change in unrealized loss (gain) in accumulated other comprehensive income	$13,115	$(6,059)
Cash dividends declared	$(23,308)	$(19,030)
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Nine Months Ended September 30, 2018 and 2017
Note 1 — Organization and Basis of Presentation

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is a bank holding company whose subsidiary is Hanmi Bank (the “Bank”). Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operation of the Bank.

In August 2018, the Company's Board of Directors adopted a stock repurchase program. Under this repurchase program, the Company may repurchase up to 5% of its outstanding shares or approximately 1.6 million shares of its common stock. The program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to purchase any particular number of shares. During the three months ended September 30, 2018, the Company repurchased 429,558 shares of common stock at a cost of $11.1 million under this program.

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended September 30, 2018, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”).

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

Note 2 — Securities

The following is a summary of securities available for sale as of September 30, 2018 and December 31, 2017:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
September 30, 2018
Mortgage-backed securities (1)	$308,054	$51	$9,719	$298,386
Collateralized mortgage obligations (1)	121,541	6	3,892	117,655
U.S. government agency securities	7,499	—	147	7,352
Municipal bonds-tax exempt	111,328	9	2,059	109,278
U.S. treasury securities	39,675	—	110	39,565
Total securities available for sale	$588,097	$66	$15,927	$572,236

December 31, 2017
Mortgage-backed securities (1)	$306,166	$145	$2,702	$303,609
Collateralized mortgage obligations (1)	119,658	8	1,898	117,768
U.S. government agency securities	7,499	—	85	7,414
Municipal bonds-tax exempt	125,601	1,943	69	127,475
U.S. treasury securities	152	—	—	152
Mutual funds	22,916	—	530	22,386
Total securities available for sale	$581,992	$2,096	$5,284	$578,804

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

The amortized cost and estimated fair value of securities as of September 30, 2018, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(in thousands)
Within one year	$18,067	$18,027
Over one year through five years	116,744	114,401
Over five years through ten years	228,679	222,171
Over ten years	224,607	217,637
Total	$588,097	$572,236

Gross unrealized losses on securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of September 30, 2018 and December 31, 2017:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(in thousands, except number of securities)
September 30, 2018
Mortgage-backed securities	$2,484	$109,384	44	$7,235	$183,568	72	$9,719	$292,952	116
Collateralized mortgage obligations	453	26,235	7	3,439	89,706	47	3,892	115,941	54
U.S. government agency securities	—	—	—	147	7,352	3	147	7,352	3
Municipal bonds-tax exempt	1,811	98,667	43	248	7,034	4	2,059	105,701	47
U.S. treasury securities	110	39,565	5	—	—	—	110	39,565	5
Total	$4,858	$273,851	99	$11,069	$287,660	126	$15,927	$561,511	225

December 31, 2017
Mortgage-backed securities	$1,855	$197,621	66	$847	$56,998	25	$2,702	$254,619	91
Collateralized mortgage obligations	773	65,726	20	1,125	49,986	32	1,898	115,712	52
U.S. government agency securities	15	1,484	1	70	5,930	2	85	7,414	3
Municipal bonds-tax exempt	48	11,541	6	21	2,737	2	69	14,278	8
Mutual funds	—	—	—	530	22,382	6	530	22,382	6
Total	$2,691	$276,372	93	$2,593	$138,033	67	$5,284	$414,405	160

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2018 and December 31, 2017 included securities with issuers which have not established any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

The Company does not intend to sell these securities and it is more likely than not that we will not be required to sell the securities before the recovery of their amortized cost basis. Interest payments have been made as scheduled, and management believes this will continue in the future and that the securities will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of September 30, 2018 and December 31, 2017 were not other-than-temporarily impaired, and therefore, no impairment charges as of September 30, 2018 and December 31, 2017 were warranted.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Gross realized gains on sales of securities	$19	$267	$87	$1,473
Gross realized losses on sales of securities	—	—	(957)	—
Net realized (losses) gains on sales of securities	$19	$267	$(870)	$1,473

Proceeds from sales of securities	$3,426	$17,644	$34,751	$70,333

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

For the three months ended September 30, 2018 and 2017, there was a $19,000 and $267,000 net gain in earnings resulting from the sale of securities, respectively. Net unrealized gains of $21,000 and $227,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period in 2018 and 2017, respectively.

During the nine months ended September 30, 2018, there was $87,000 in gains included in earnings resulting from sale of securities which had $116,000 in previously recorded unrealized gains in accumulated other comprehensive income. Additionally, during the nine months ended September 30, 2018, we sold all of our mutual fund equity securities with gross realized losses of $957,000. The Company recorded a $428,000 net loss in earnings resulting from the sale of these securities in the three months ended March 31, 2018. The remaining loss of $529,000 related to these sold securities was recorded as a transition adjustment upon adoption of ASU 2016-01 as of the beginning of the period as described in the preceding paragraph. There was a $1.5 million net gain in earnings resulting from sales of securities during the nine months ended September 30, 2017, that had previously been recorded as net unrealized gains of $971,000 in comprehensive income.

Securities available for sale with market values of $29.7 million and $130.1 million as of September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Note 3 — Loans and leases

Loans and Leases Receivable, Net

Loans and leases receivable consisted of the following as of the dates indicated:

	September 30, 2018	December 31, 2017
	(in thousands)
Real estate loans:
Commercial property
Retail	$924,007	$915,273
Hospitality	809,287	681,325
Other (1)	1,474,406	1,417,273
Total commercial property loans	3,207,700	3,013,871
Construction	67,682	55,190
Residential property	516,968	521,853
Total real estate loans	3,792,350	3,590,914
Commercial and industrial loans:
Commercial term	186,249	182,685
Commercial lines of credit	178,570	181,894
International loans	31,564	34,622
Total commercial and industrial loans	396,383	399,201
Leases receivable	379,455	297,284
Consumer loans (2)	14,695	17,059
Loans and leases receivable	4,582,883	4,304,458
Allowance for loan and lease losses	(31,676)	(31,043)
Loans and leases receivable, net	$4,551,207	$4,273,415

(1)
Includes, among other types, mixed-use, apartment, office, industrial, gas stations, faith-based facilities and warehouse; all other property types represent less than one percent of total loans and leases receivable.

(2)	Consumer loans include home equity lines of credit of $10.9 million and $14.2 million as of September 30, 2018 and December 31, 2017, respectively.

Accrued interest on loans and leases receivable was $11.2 million and $10.2 million at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, loans receivable of $1.1 billion were pledged to secure borrowing facilities from the FHLB.

Loans Held for Sale

The following is the activity for SBA loans held for sale for the three months ended September 30, 2018 and 2017:

	SBA Loans Held for Sale
	Real Estate	Commercial and Industrial	Total
	(in thousands)
September 30, 2018
Balance at beginning of period	$2,785	$2,564	$5,349
Originations	5,408	13,469	18,877
Sales	(6,453)	(13,299)	(19,752)
Principal payoffs and amortization	(3)	(16)	(19)
Balance at end of period	$1,737	$2,718	$4,455

September 30, 2017
Balance at beginning of period	$8,817	$2,132	$10,949
Originations	16,326	11,723	28,049
Sales	(20,593)	(11,926)	(32,519)
Principal payoffs and amortization	(4)	(6)	(10)
Balance at end of period	$4,546	$1,923	$6,469

The following is the activity for SBA loans held for sale for the nine months ended September 30, 2018 and 2017:

	SBA Loans Held for Sale
	Real Estate	Commercial and Industrial	Total
	(in thousands)
September 30, 2018
Balance at beginning of period	$3,746	$2,648	$6,394
Originations	25,996	30,248	56,244
Sales	(28,000)	(30,043)	(58,043)
Principal payoffs and amortization	(5)	(135)	(140)
Balance at end of period	$1,737	$2,718	$4,455

September 30, 2017
Balance at beginning of period	$7,410	$1,906	$9,316
Originations	51,090	30,626	81,716
Sales	(53,930)	(30,586)	(84,516)
Principal payoffs and amortization	(24)	(23)	(47)
Balance at end of period	$4,546	$1,923	$6,469

Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses was as follows for the periods indicated:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$31,818	$33,758	$31,043	$32,429

Charge-offs	(1,246)	(2,405)	(3,535)	$(3,256)
Recoveries on loans and leases previously charged off	904	871	3,219	$2,709
Net charge-offs	(342)	(1,534)	(316)	(547)

Loan and lease loss provision	200	268	949	$610
Balance at end of period	$31,676	$32,492	$31,676	$32,492

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

The following table details the information on the allowance for loan and lease losses by portfolio segment as of and for the three months ended September 30, 2018 and 2017:

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(In thousands)
As of and for the Three Months Ended September 30, 2018
Allowance for loan and lease losses on loans and leases:
Beginning balance	$17,916	$7,120	6,649	$109	$24	$31,818
Charge-offs	(220)	(232)	(794)	—	—	(1,246)
Recoveries on loans and leases previously charged off	577	237	90	—	—	904
Loan and lease loss provision (income)	(184)	(38)	446	—	(24)	200
Ending balance	$18,089	$7,087	$6,391	$109	$—	$31,676
Individually evaluated for impairment	$2,428	$631	$1,763	$—	$—	$4,822
Collectively evaluated for impairment	$15,661	$6,456	$4,628	$109	$—	$26,854

Loans and leases receivable:	$3,792,350	$396,383	$379,455	$14,695	$—	$4,582,883
Individually evaluated for impairment	$20,596	$3,767	$5,093	$881	$—	$30,337
Collectively evaluated for impairment	$3,771,754	$392,616	$374,362	$13,814	$—	$4,552,546

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(In thousands)
As of and for the Three Months Ended September 30, 2017
Allowance for loan and lease losses on loans and leases:
Beginning balance	$23,433	$7,020	2,033	$95	$1,177	$33,758
Charge-offs	(146)	(1,976)	(283)	—	—	(2,405)
Recoveries on loans and leases previously charged off	343	308	220	—	—	871
Loan and lease loss provision (income)	(3,293)	1,183	2,867	(30)	(459)	268
Ending balance	$20,337	$6,535	$4,837	$65	$718	$32,492
Individually evaluated for impairment	$3,882	$531	$2,008	$—	$—	$6,421
Collectively evaluated for impairment	$16,455	$6,004	$2,829	$65	$718	$26,071

Loans and leases receivable:	$3,539,558	$364,456	$272,271	$19,070	$—	$4,195,355
Individually evaluated for impairment	$19,466	$3,610	$3,378	$1,045	$—	$27,499
Collectively evaluated for impairment	$3,520,092	$360,846	$268,893	$18,025	$—	$4,167,856

The following table details the information on the allowance for loan and lease losses by portfolio segment as of and for the nine months ended September 30, 2018 and 2017:

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(In thousands)
As of and for the Nine Months Ended September 30, 2018
Allowance for loan and lease losses on loans and leases:
Beginning balance	$17,012	$7,400	6,279	$122	$230	$31,043
Charge-offs	(1,249)	(597)	(1,689)	—	—	(3,535)
Recoveries on loans and leases previously charged off	1,833	1,170	214	2	—	3,219
Loan and lease loss provision (income)	493	(886)	1,587	(15)	(230)	949
Ending balance	$18,089	$7,087	$6,391	$109	$—	$31,676
Individually evaluated for impairment	$2,428	$631	$1,763	$—	$—	$4,822
Collectively evaluated for impairment	$15,661	$6,456	$4,628	$109	$—	$26,854

Loans and leases receivable:	$3,792,350	$396,383	$379,455	$14,695	$—	$4,582,883
Individually evaluated for impairment	$20,596	$3,767	$5,093	$881	$—	$30,337
Collectively evaluated for impairment	$3,771,754	$392,616	$374,362	$13,814	$—	$4,552,546

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(In thousands)
As of and for the Nine Months Ended September 30, 2017
Allowance for loan and lease losses on loans and leases:
Beginning balance	$26,134	$5,623	307	$199	$166	$32,429
Charge-offs	(289)	(2,017)	(950)	—	—	(3,256)
Recoveries on loans and leases previously charged off	1,434	1,021	239	15	—	2,709
Loan and lease loss provision (income)	(6,942)	1,908	5,241	(149)	552	610
Ending balance	$20,337	$6,535	$4,837	$65	$718	$32,492
Individually evaluated for impairment	$3,882	$531	$2,008	$—	$—	$6,421
Collectively evaluated for impairment	$16,455	$6,004	$2,829	$65	$718	$26,071

Loans and leases receivable:	$3,539,558	$364,456	$272,271	$19,070	$—	$4,195,355
Individually evaluated for impairment	$19,466	$3,610	$3,378	$1,045	$—	$27,499
Collectively evaluated for impairment	$3,520,092	$360,846	$268,893	$18,025	$—	$4,167,856

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

     As of September 30, 2018 and December 31, 2017, pass/pass-watch, special mention and classified loans and leases, disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total
	(In thousands)
September 30, 2018
Real estate loans:
Commercial property
Retail	$917,990	$9	$6,008	$924,007
Hospitality	797,772	10	11,505	809,287
Other	1,465,285	2,996	6,125	1,474,406
Total commercial property loans	3,181,047	3,015	23,638	3,207,700
Construction	67,682	—	—	67,682
Residential property	516,826	—	142	516,968
Total real estate loans	3,765,555	3,015	23,780	3,792,350
Commercial and industrial loans:
Commercial term	177,342	5,366	3,541	186,249
Commercial lines of credit	149,071	29,499	—	178,570
International loans	31,564	—	—	31,564
Total commercial and industrial loans	357,977	34,865	3,541	396,383
Leases receivable	374,362	—	5,093	379,455
Consumer loans	13,716	195	784	14,695
Total loans and leases	$4,511,610	$38,075	$33,198	$4,582,883

December 31, 2017
Real estate loans:
Commercial property
Retail	$909,682	$454	$5,137	$915,273
Hospitality	667,254	4,976	9,095	681,325
Other	1,397,658	11,045	8,570	1,417,273
Total commercial property loans	2,974,594	16,475	22,802	3,013,871
Construction	55,190	—	—	55,190
Residential property	521,261	305	287	521,853
Total real estate loans	3,551,045	16,780	23,089	3,590,914
Commercial and industrial loans:
Commercial term	179,835	439	2,411	182,685
Commercial lines of credit	181,462	250	182	181,894
International loans	34,622	—	—	34,622
Total commercial and industrial loans	395,919	689	2,593	399,201
Leases receivable	292,832	—	4,452	297,284
Consumer loans	15,995	—	1,064	17,059
Total loans and leases	$4,255,791	$17,469	$31,198	$4,304,458

The following is an aging analysis of loans and leases, disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
	(in thousands)
September 30, 2018
Real estate loans:
Commercial property
Retail	$221	$765	$359	$1,345	$922,662	$924,007
Hospitality	—	—	2,314	2,314	806,973	809,287
Other	37	609	1,411	2,057	1,472,349	1,474,406
Total commercial property loans	258	1,374	4,084	5,716	3,201,984	3,207,700
Construction	—	—	—	—	67,682	67,682
Residential property	2,210	682	—	2,892	514,076	516,968
Total real estate loans	2,468	2,056	4,084	8,608	3,783,742	3,792,350
Commercial and industrial loans:
Commercial term	256	144	1,397	1,797	184,452	186,249
Commercial lines of credit	587	—	—	587	177,983	178,570
International loans	—	—	—	—	31,564	31,564
Total commercial and industrial loans	843	144	1,397	2,384	393,999	396,383
Leases receivable	2,815	666	3,390	6,871	372,584	379,455
Consumer loans	105	—	—	105	14,590	14,695
Total loans and leases	$6,231	$2,866	$8,871	$17,968	$4,564,915	$4,582,883

December 31, 2017
Real estate loans:
Commercial property
Retail	$96	$15	$630	$741	$914,532	$915,273
Hospitality	3,421	168	398	3,987	677,338	681,325
Other	1,245	1,333	563	3,141	1,414,132	1,417,273
Total commercial property loans	4,762	1,516	1,591	7,869	3,006,002	3,013,871
Construction	—	—	—	—	55,190	55,190
Residential property	609	—	—	609	521,244	521,853
Total real estate loans	5,371	1,516	1,591	8,478	3,582,436	3,590,914
Commercial and industrial loans:
Commercial term	430	567	829	1,826	180,859	182,685
Commercial lines of credit	250	—	182	432	181,462	181,894
International loans	—	—	—	—	34,622	34,622
Total commercial and industrial loans	680	567	1,011	2,258	396,943	399,201
Leases receivable	2,295	944	3,554	6,793	290,491	297,284
Consumer loans	—	—	—	—	17,059	17,059
Total loans and leases	$8,346	$3,027	$6,156	$17,529	$4,286,929	$4,304,458

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
	(in thousands)
September 30, 2018
Real estate loans:
Commercial property
Retail	$3,108	$3,621	$2,772	$336	$54
Hospitality	6,860	8,208	2,441	4,419	2,284
Other	8,793	9,522	7,151	1,642	90
Total commercial property loans	18,761	21,351	12,364	6,397	2,428
Residential property	1,835	1,968	1,835	—	—
Total real estate loans	20,596	23,319	14,199	6,397	2,428
Commercial and industrial loans	3,767	3,928	765	3,002	631
Leases receivable	5,093	5,138	1,095	3,998	1,763
Consumer loans	881	1,117	761	120	—
Total loans and leases	$30,337	$33,502	$16,820	$13,517	$4,822

December 31, 2017
Real estate loans:
Commercial property
Retail	$1,403	$1,423	$1,246	$157	$1
Hospitality	6,184	7,220	2,144	4,040	1,677
Other	8,513	9,330	7,569	944	394
Total commercial property loans	16,100	17,973	10,959	5,141	2,072
Residential property	2,563	2,728	824	1,739	21
Total real estate loans	18,663	20,701	11,783	6,880	2,093
Commercial and industrial loans	3,039	3,081	1,068	1,971	441
Leases receivable	4,452	4,626	455	3,997	3,334
Consumer loans	1,029	1,215	919	110	10
Total loans and leases	$27,183	$29,623	$14,225	$12,958	$5,878

	Three Months Ended		Nine Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
September 30, 2018
Real estate loans:
Commercial property
Retail	$2,671	$93	$1,936	$141
Hospitality	7,146	104	7,639	376
Other	8,659	187	8,021	430
Total commercial property loans	18,476	384	17,596	947
Residential property	1,966	23	2,269	80
Total real estate loans	20,442	407	19,865	1,027
Commercial and industrial loans	3,819	40	3,266	119
Leases receivable	5,424	11	5,072	33
Consumer loans	1,018	17	1,031	45
Total loans and leases	$30,703	$475	$29,234	$1,224

September 30, 2017
Real estate loans:
Commercial property
Retail	$1,487	$24	$1,551	$85
Hospitality	6,476	143	6,268	309
Other	9,489	202	9,681	601
Total commercial property loans	17,452	369	17,500	995
Residential property	2,794	26	2,797	87
Total real estate loans	20,246	395	20,297	1,082
Commercial and industrial loans	4,555	54	4,592	181
Leases receivable	3,560	12	4,044	36
Consumer loans	1,201	15	917	21
Total loans and leases	$29,562	$476	$29,850	$1,320

The following is a summary of interest foregone on impaired loans and leases for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms	$819	$696	$2,150	$1,934
Less: Interest income recognized on impaired loans and leases	(475)	(476)	(1,224)	(1,320)
Interest foregone on impaired loans and leases	$344	$220	$926	$614

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

The following table details nonaccrual loans and leases, excluding nonaccrual PCI loans of $1.6 million and $0.9 million as of September 30, 2018 and December 31, 2017, respectively, disaggregated by loan class, as of the dates indicated:

	September 30, 2018	December 31, 2017
	(in thousands)
Real estate loans:
Commercial property
Retail	$987	$224
Hospitality	6,121	5,263
Other	2,205	2,462
Total commercial property loans	9,313	7,949
Residential property	142	591
Total real estate loans	9,455	8,540
Commercial and industrial loans	2,974	1,892
Leases receivable	5,093	4,452
Consumer loans	761	921
Total nonaccrual loans and leases	$18,283	$15,805

The following table details nonperforming assets as of the dates indicated:

	September 30, 2018	December 31, 2017
	(in thousands)
Nonaccrual loans and leases	$18,283	$15,805
Loans and leases 90 days or more past due and still accruing	—	—
Total nonperforming loans and leases	18,283	15,805
Other real estate owned ("OREO")	877	1,946
Total nonperforming assets	$19,160	$17,751

OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017.

Troubled Debt Restructurings

The following table details TDRs as of September 30, 2018 and December 31, 2017:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
September 30, 2018
Real estate loans	$1,136	$3,560	$178	$—	$4,874	$3,387	$—	$1,160	$746	$5,293
Commercial and industrial loans	394	107	690	448	1,639	—	172	415	191	778
Consumer loans	761	—	—	—	761	—	—	97	—	97
Total TDR loans	$2,291	$3,667	$868	$448	$7,274	$3,387	$172	$1,672	$937	$6,168

December 31, 2017
Real estate loans	$1,935	$3,761	$64	$—	$5,760	$3,409	$—	$1,387	$1,237	$6,033
Commercial and industrial loans	131	123	1,173	102	1,529	6	182	503	427	1,118
Consumer loans	811	—	—	—	811	—	—	108	—	108
Total TDR loans	$2,877	$3,884	$1,237	$102	$8,100	$3,415	$182	$1,998	$1,664	$7,259

As of September 30, 2018 and December 31, 2017, total TDRs were $13.4 million and $15.4 million, respectively. A debt restructuring is considered a TDR if we grant a concession, that we would not have otherwise considered, to the borrower for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for three months or more. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. At September 30, 2018 and December 31, 2017, $2.8 million and $2.2 million, respectively, of allowance relating to these loans were included in the allowance for loan and lease losses.

For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

Note 4 — Servicing Assets and Liabilities

The changes in servicing assets and liabilities for the three months ended September 30, 2018 and 2017 were as follows:

	2018	2017
	(in thousands)
Servicing assets:
Balance at beginning of period	$9,255	$10,480
Addition related to sale of SBA loans	378	755
Amortization	(755)	(807)
Balance at end of period	$8,878	$10,428

Servicing liabilities:
Balance at beginning of period	$1,837	$2,553
Amortization	(172)	(183)
Balance at end of period	$1,665	$2,370

The changes in servicing assets and liabilities for the nine months ended September 30, 2018 and 2017 were as follows:

	2018	2017
	(in thousands)
Servicing assets:
Balance at beginning of period	$10,218	$10,564
Addition related to sale of SBA loans	1,219	1,949
Amortization	(2,559)	(2,415)
Reversal of allowance	—	330
Balance at end of period	$8,878	$10,428

Servicing liabilities:
Balance at beginning of period	$2,217	$3,143
Amortization	(552)	(706)
Reversal of allowance	—	(67)
Balance at end of period	$1,665	$2,370

At September 30, 2018 and December 31, 2017, we serviced loans sold to unaffiliated parties in the amounts of $455.5 million and $476.5 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.2 million for each of the three month periods ended September 30, 2018 and 2017. The Company recorded servicing fee income of $3.5 million for each of the nine month periods ended September 30, 2018 and 2017. Servicing fee income, net of the amortization of servicing assets and liabilities, is included in other operating income in the consolidated statements of income. Net amortization expense was $583,000 and $624,000 for the three months ended September 30, 2018 and 2017, respectively, and $2.0 million and $1.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 5 — Income Taxes

The Company’s income tax expense was $6.3 million and $9.9 million representing an effective income tax rate of 28.0 percent and 39.9 percent for the three months ended September 30, 2018 and 2017, respectively. The Company’s income tax expense was $17.9 million and $27.6 million representing an effective income tax rate of 27.8 percent and 39.0 percent for the nine months ended September 30, 2018 and 2017, respectively.

Management concluded that as of September 30, 2018 and December 31, 2017, a valuation allowance of $2.8 million was appropriate against certain state net operating losses and certain tax credits. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. A net deferred tax asset of $36.2 million and $32.5 million and a net current tax asset of $3.0 million and $5.8 million as of September 30, 2018 and December 31, 2017, respectively, are included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets.

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

During the year ended December 31, 2017, the Company made a provisional estimate of the impact of the Tax Act, which was discussed in Note 11 to our Consolidated Financial Statement included in our Annual Report on Form 10-K filed for that period.  The Company is continuing to evaluate the impact of the Tax Act on its financial statements, and has not made any adjustments to this estimate during the period ended September 30, 2018.

The Company is subject to examination by various federal and state tax authorities for certain years ended December 31, 2008 through 2016. As of September 30, 2018, the Company was subject to audit or examination by the California Franchise Tax Board for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements as a result of these audits or examinations.

Note 6 — Borrowings and Subordinated Debentures

Borrowings
The Bank had advances from the FHLB of $160.0 million and $150.0 million as of September 30, 2018 and December 31, 2017, respectively. The FHLB advances were all overnight borrowings at September 30, 2018 and December 31, 2017. For the three months ended September 30, 2018 and 2017, interest expense on FHLB advances was $1.3 million and $198,000, respectively, and the weighted-average interest rate was 2.09 percent and 1.16 percent, respectively. For the nine months ended September 30, 2018 and 2017, interest expense on FHLB advances was $3.0 million and $714,000, respectively, and the weighted-average interest rate was 1.87 percent and 0.80 percent, respectively.

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $1.1 billion of loans pledged as collateral with the FHLB, which provides $933.4 million in borrowing capacity, of which $663.4 million remained available at September 30, 2018.

The Bank also has securities with market values of $29.7 million pledged with the Federal Reserve Bank ("FRB"), which provides $29.1 million in available borrowing capacity through the Fed Discount Window. There were no outstanding borrowings with the FRB as of September 30, 2018 and December 31, 2017.

Subordinated Debentures
The Company issued Fixed-to-Floating Subordinated Notes (the “Notes”) of $100 million on March 21, 2017, with a final maturity on March 30, 2027.  The Notes have an initial fixed interest rate of 5.45% per annum, payable semi-monthly on March 30 and September 30 of each year.  From and including March 30, 2022 and thereafter, the Notes bear interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.315% payable quarterly. If the then current three-month LIBOR is less than zero, three-month LIBOR will be deemed to be zero. Debt issuance cost was $2.3 million, which is being amortized through the Notes' maturity date. At September 30, 2018 and December 31, 2017, the balance of Notes included in the Company's consolidated balance sheet, net of debt issuance cost, was $98.1 million and $98.0 million, respectively. The amortization of debt issuance cost was $46,000 and $43,000 for the three months ended September 30, 2018 and 2017, respectively, and $136,000 and $90,000 for the nine months ended September 30, 2018 and 2017, respectively.
The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of the acquisition of Central Bancorp Inc. ("CBI") in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures' maturity date of March 15, 2036. CBI formed a trust in 2005 and issued $26.0 million of Trust Preferred Securities (“TPS”) at 6.26 percent fixed rate for the first five years and a variable rate at the three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At September 30, 2018 and December 31, 2017, the balance of Subordinated Debentures included in the Company's consolidated balance sheets, net of discount of $7.5 million and $7.7 million, was $19.6 million and $19.3 million, respectively. The amortization of discount was $92,000 and $85,000 for the three months ended September 30, 2018, and 2017, respectively, and $264,000 and $243,000 for the nine months ended September 30, 2018, and 2017, respectively.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except for share and per share data)
Basic EPS:
Net income	$16,081	$14,923	$46,484	$43,162
Less: income allocated to unvested restricted shares	101	93	284	270
Income allocated to common shares	$15,980	$14,830	$46,200	$42,892
Weighted-average shares for basic EPS	32,155,132	32,095,286	32,171,558	32,058,705
Basic EPS	$0.50	$0.46	$1.44	$1.34

Effect of dilutive securities - options and unvested restricted stock	120,145	160,528	134,483	171,614

Diluted EPS:
Income allocated to common shares	$15,980	$14,830	$46,200	$42,892
Weighted-average shares for diluted EPS	32,275,277	32,255,814	32,306,041	32,230,319
Diluted EPS	$0.50	$0.46	$1.43	$1.33

There were no stock options with an anti-dilutive effect for the three and nine months ended September 30, 2018 or 2017.

Note 8 – Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income for the three months ended September 30, 2018 and 2017 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Tax Benefit (Expense)	Total
	(in thousands)
September 30, 2018
Balance at beginning of period	$(13,092)	$3,768	$(9,324)
Other comprehensive loss before reclassification	(2,750)	798	(1,952)
Reclassification from accumulated other comprehensive income	(19)	—	(19)
Period change	(2,769)	798	(1,971)
Balance at end of period	$(15,861)	$4,566	$(11,295)

September 30, 2017
Balance at beginning of period	$235	$(98)	$137
Other comprehensive income before reclassification	529	(109)	420
Reclassification from accumulated other comprehensive income	(267)	—	(267)
Period change	262	(109)	153
Balance at end of period	$497	$(207)	$290

For the three months ended September 30, 2018, there was a $19,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $19,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized gains of $21,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period.

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

Activity in accumulated other comprehensive income for the nine months ended September 30, 2018 and 2017 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Tax Benefit (Expense)	Total
	(in thousands)
September 30, 2018
Balance at beginning of period	$(3,188)	$1,319	$(1,869)
Other comprehensive loss before reclassification	(13,115)	3,793	(9,322)
Reclassification from accumulated other comprehensive income	(87)	—	(87)
Adjustment to accumulated other comprehensive income related to adoption of ASU 2016-01 and 2018-02 (see Notes 2 and 5)	529	(546)	(17)
Period change	(12,673)	3,247	(9,426)
Balance at end of period	$(15,861)	$4,566	$(11,295)

September 30, 2017
Balance at beginning of period	$(4,089)	$1,695	$(2,394)
Other comprehensive income before reclassification	6,059	(1,902)	4,157
Reclassification from accumulated other comprehensive income	(1,473)	—	(1,473)
Period change	4,586	(1,902)	2,684
Balance at end of period	$497	$(207)	$290

The Company recorded a net $17,000 adjustment related to adoption of two new accounting standards (ASU 2016-01 and ASU 2018-02) effective January 1, 2018. The $17,000 adjustment includes a $529,000 reduction of unrealized losses related to the Company's mutual funds equity securities upon adoption of ASU 2016-01 and a $546,000 reduction in tax benefits upon adoption of ASU 2016-01 and ASU 2018-02. All mutual fund equity securities were sold during the three months ended March 31, 2018. See Notes 2 and 5 to the Consolidated Financial Statements for additional information on adoption of ASU 2016-01 and ASU 2018-02, respectively.

For the nine months ended September 30, 2018, there was a $87,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $87,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized gains of $116,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period.

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

In addition, a new capital conservation buffer of 2.5% began to be phased in effective January 1, 2016 through January 1, 2019, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. In January 2016, the new capital conservation buffer requirement was 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. The Company and the Bank's capital conservation buffer was 6.21% and 6.76%, respectively, as of September 30, 2018, and 6.55% and 7.20%, respectively, as of December 31, 2017.

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

The capital ratios of Hanmi Financial and the Bank as of September 30, 2018 and December 31, 2017 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2018
Total capital (to risk-weighted assets):
Hanmi Financial	$702,278	15.01%	$374,228	8.00%	N/A	N/A
Hanmi Bank	$689,866	14.76%	$373,906	8.00%	$467,382	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$571,146	12.21%	$280,671	6.00%	N/A	N/A
Hanmi Bank	$656,833	14.05%	$280,429	6.00%	$373,906	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$551,575	11.79%	$210,503	4.50%	N/A	N/A
Hanmi Bank	$656,833	14.05%	$210,322	4.50%	$303,798	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$571,146	10.53%	$217,047	4.00%	N/A	N/A
Hanmi Bank	$656,833	12.11%	$217,044	4.00%	$271,304	5.00%

December 31, 2017
Total capital (to risk-weighted assets):
Hanmi Financial	$684,272	15.50%	$353,171	8.00%	N/A	N/A
Hanmi Bank	$670,896	15.20%	$353,091	8.00%	$441,364	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$553,970	12.55%	$264,878	6.00%	N/A	N/A
Hanmi Bank	$638,557	14.47%	$264,818	6.00%	$353,091	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$537,950	12.19%	$198,658	4.50%	N/A	N/A
Hanmi Bank	$638,557	14.47%	$198,614	4.50%	$286,886	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$553,970	10.79%	$205,344	4.00%	N/A	N/A
Hanmi Bank	$638,557	12.44%	$205,385	4.00%	$256,731	5.00%

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

Loans held for sale - Loans held for sale are all SBA loans and carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At September 30, 2018, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Impaired loans - Nonaccrual loans and performing restructured loans are considered impaired for reporting purposes and are measured and recorded at fair value on a non-recurring basis. All impaired loans with a carrying balance over $250,000 are reviewed individually for the amount of impairment, if any. Impaired loans with a carrying balance of $250,000 or less are evaluated for impairment collectively. The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on either the current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value reported on older appraisals that are then adjusted based on recent market trends, a Level 3 measurement.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2018 and December 31, 2017, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(in thousands)
September 30, 2018
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$298,386	$—	$298,386
Collateralized mortgage obligations	—	117,655	—	117,655
U.S. government agency securities	—	7,352	—	7,352
Municipal bonds-tax exempt	—	109,278	—	109,278
U.S. treasury securities	39,565	—	—	39,565
Total securities available for sale	$39,565	$532,671	$—	$572,236

December 31, 2017
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$303,609	$—	$303,609
Collateralized mortgage obligations	—	117,768	—	117,768
U.S. government agency securities	—	7,414	—	7,414
Municipal bonds-tax exempt	—	127,475	—	127,475
U.S. treasury securities	152	—	—	152
Mutual funds	22,386	—	—	22,386
Total securities available for sale	$22,538	$556,266	$—	$578,804

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of September 30, 2018 and December 31, 2017, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Nine Months Ended September 30, 2018
	(in thousands)
September 30, 2018
Assets:
Impaired loans (1)	$—	$5,287	$1,955	$3,473
OREO	—	877	—	—

				Loss During the Twelve Months Ended December 31, 2017
December 31, 2017
Assets:
Impaired loans (2)	$—	$6,121	$2,436	$2,730
OREO	—	1,946	—	—

(1)	Consist of real estate loans of $5.7 million and commercial and industrial loans of $1.6 million.

(2)	Consist of real estate loans of $6.7 million, commercial and industrial loans of $1.7 million.

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

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). This standard, among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we have concluded that the carrying amounts approximate fair value, the fair value estimates shown below have are based on an exit price notion as of September 30, 2018, as required by ASU 2016-01. The financial instruments for which we have concluded that the carrying amounts approximate fair value include, cash and due from banks, accrued interest receivable and payable, FHLB stock, and noninterest-bearing deposits. The fair values of off-balance sheet items are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.

The estimated fair values of financial instruments were as follows:

	September 30, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	159,617	159,617	—	—
Securities available for sale	572,236	39,565	532,671	—
Loans and leases receivable, net of allowance for loan and lease losses	4,551,207	—	—	4,477,912
Loans held for sale	4,455	—	4,755	—
Accrued interest receivable	13,646	13,646	—	—
FHLB stock	16,385	—	16,385	—
Financial liabilities:
Noninterest-bearing deposits	1,313,777	—	1,313,777	—
Interest-bearing deposits	3,300,645	—	—	3,294,348
Borrowings and subordinated debentures	277,670	—	93,858	159,842
Accrued interest payable	8,153	8,153	—	—
Off-balance sheet items:
Commitments to extend credit	358,570	—	—	358,570
Standby letters of credit	29,404	—	—	29,404
Commercial letters of credit	10,975	—	—	10,975

	December 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$153,826	$153,826	$—	$—
Securities available for sale	578,804	22,538	556,266	—
Loans and leases receivable, net of allowance for loan and lease losses	4,273,415	—	—	4,213,689
Loans held for sale	6,394	—	6,394	—
Accrued interest receivable	12,770	12,770	—	—
FHLB stock	16,385	—	16,385	—
Financial liabilities:
Noninterest-bearing deposits	1,312,274	—	1,312,274	—
Interest-bearing deposits	3,036,380	—	—	2,973,139
Borrowings and subordinated debentures	267,270	—	—	267,270
Accrued interest payable	5,309	5,309	—	—
Off-balance sheet items:
Commitments to extend credit	318,634	—	—	318,634
Standby letters of credit	19,294	—	—	19,294
Commercial letters of credit	9,308	—	—	9,308

Note 11 — Share-Based Compensation

Share-Based Compensation Expense

For the three months ended September 30, 2018 and 2017, share-based compensation expenses were $850,000 and $709,000, respectively, and net tax benefits recognized from stock option and restricted stock awards were $238,000 and $291,000, respectively. For the nine months ended September 30, 2018 and 2017, share-based compensation expenses were $2.7 million and $2.1 million, respectively, and net tax benefits recognized from stock option and restricted stock awards were $746,000 and $666,000, respectively. Excess tax benefits related to the Company's share-based compensation are recognized as income tax expense in the consolidated statement of income.

Unrecognized Share-Based Compensation Expense

As of September 30, 2018, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)
Restricted stock awards	$5,069	2.0 years

There was no unrecognized share-based compensation expense for stock options at September 30, 2018.

Stock Option Awards

The table below provides stock option information for the three months ended September 30, 2018:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
				(in thousands)
Options outstanding at beginning of period	338,338	$17.52	5.5 years	$3,657	(1)

Options outstanding at end of period	338,338	$17.52	5.1 years	$2,498	(2)

Options exercisable at end of period	338,338	$17.52	5.1 years	$2,498	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $28.35 as of June 30, 2018, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $24.90 as of September 30, 2018, over the exercise price, multiplied by the number of options.

There were no stock option exercises during the three months ended September 30, 2018.

The table below provides stock option information for the nine months ended September 30, 2018:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
				(in thousands)
Options outstanding at beginning of period	364,088	$17.86	5.9 years	$4,548	(1)
Options exercised	(25,750)	$22.06	5.9 years	—
Options outstanding at end of period	338,338	$17.52	5.1 years	$2,498	(2)

Options exercisable at end of period	338,338	$17.52	5.1 years	$2,498	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $30.35 as of December 31, 2017, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $24.90 as of September 30, 2018, over the exercise price, multiplied by the number of options.

There were 25,750 stock options exercised during the nine months ended September 30, 2018.

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

The table below provides information for restricted stock awards for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	315,505	$22.44	317,783	$21.09
Restricted stock granted	16,177	25.59	135,571	26.46
Restricted stock vested	(3,826)	23.52	(82,480)	26.40
Restricted stock forfeited	(12,438)	25.69	(55,456)	15.19
Restricted stock at end of period	315,418	23.05	315,418	23.05

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

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	September 30, 2018	December 31, 2017
	(in thousands)
Commitments to extend credit	$358,570	$318,634
Standby letters of credit	29,404	19,294
Commercial letters of credit	10,975	9,308
Total undisbursed loan commitments	$398,949	$347,236

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Balance at beginning of period	$1,357	$1,135	$1,296	$1,184
Provision (income)	—	(220)	61	(269)
Balance at end of period	$1,357	$915	$1,357	$915

Note 13 — Subsequent Events

On May 21, 2018, the Company announced entering into an Agreement and Plan of Merger (the “Merger Agreement”), dated May 18, 2018, to acquire SWNB Bancorp, Inc. (“SWNB”), a privately-held bank holding company for Southwestern National Bank, headquartered in Houston, Texas with total assets of approximately $411 million, for total consideration of approximately $76.7 million. On August 28, 2018, SWNB failed to obtain the requisite vote of its shareholders to approve the Merger Agreement and on September 26, 2018, the Company's Board of Directors announced that it provided notification to SWNB that it has terminated the Merger Agreement effective immediately, on the basis of SWNB’s willful and material breaches of its covenants and the failure of SWNB to obtain the required SWNB shareholder vote.

On October 3, 2018, the Company announced that it has filed a complaint in the United States District Court for the Southern District of Texas against SWNB and SWNB’s directors, alleging breach of contract under the Merger Agreement and breach of the implied covenant of good faith and fair dealing under the voting agreements between the Company and each of the directors. The complaint alleges, among other things, that SWNB and each of the directors willfully and materially breached their obligations under the Merger Agreement and voting agreements to use its reasonable best efforts to do or cause to be done all things necessary to consummate the transaction, including the directors’ obligation to recommend that SWNB shareholders vote in favor of the Merger Agreement. The lawsuit seeks damages for losses incurred as a result of SWNB’s and the directors’ breach of the agreements as well as the termination fee payable under the Merger Agreement.

Management has evaluated subsequent events through the date of issuance of the financial data included herein. Other than as disclosed above, there have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q for the period ended September 30, 2018, or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of September 30, 2018.

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
The Company's noninterest income primarily includes service charges on deposit accounts, trade finance and other service charges and fees, servicing income, bank-owned life insurance income and gains or losses on sale of SBA loans, PCI loans and securities. Based on our assessment of revenue streams related to the Company's noninterest income, we concluded that the Companies performance obligations for such revenue streams are typically satisfied as services are rendered. If applicable, the Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers and records contract assets when services are provided to customers before payment is received or before payment is due. The Company’s noninterest revenue streams are largely based on transactional activities and since the Company generally receives payments for its services during the period or at the time services are provided, there are no contract asset or receivable balances as of September 30, 2018. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three and nine months ended September 30, 2018. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended September 30, 2018 (this “Report”).

Forward-Looking Statements

Some of the statements under this item and elsewhere in this Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, developments regarding our capital plans, plans and objectives of management for future operations, strategic alternatives for a possible business combination, merger or sale transactions, and other similar forecasts and statements of expectation and statements of assumption underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi Bank; general economic and business conditions internationally, nationally and in those areas in which we operate, including, but not limited to, California, Illinois and Texas; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital from private and government sources; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread; risks of natural disasters related to our real estate portfolio; risks associated with Small Business Administration ("SBA") loans; failure to attract or retain key employees; changes in governmental regulation; enforcement actions against us and litigation we are or may become a party to; ability of Hanmi Bank to make distributions to Hanmi Financial, which is restricted by certain factors, including Hanmi Bank's retained earnings, net income, prior distributions made, and certain other financial tests; ability to successfully and efficiently integrate the operations of banks and other institutions we acquire; adequacy of our allowance for loan and lease losses; credit quality and the effect of credit quality on our provision for loan and lease losses and allowance for loan and lease losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and leases and other terms of credit agreements; our ability to control expenses; and changes in securities markets. In addition, for a discussion of some of the other factors that might cause such a difference, see the discussion contained in our 2017 Annual Report on Form 10-K, as well as other factors we identify from time to time in our filings with the SEC. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date, on which such statements were made, except as required by law.

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

Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2017 Annual Report on Form 10-K. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors.

Selected Financial Data

The following table sets forth certain selected financial data for the periods indicated:

	As of or for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands, except per share data)
Summary balance sheets:
Cash and due from banks	$159,617	$138,139	$159,617	$138,139
Securities	572,236	598,440	572,236	598,440
Loans and leases receivable, net	4,551,207	4,162,863	4,551,207	4,162,863
Assets	5,487,042	5,111,396	5,487,042	5,111,396
Deposits	4,614,422	4,299,010	4,614,422	4,299,010
Liabilities	4,919,294	4,552,149	4,919,294	4,552,149
Stockholders’ equity	567,748	559,247	567,748	559,247
Tangible equity (12)	555,475	546,619	555,475	546,619
Average loans and leases receivable (1)	4,551,284	4,092,131	4,551,284	3,976,021
Average securities	589,939	611,538	589,939	574,801
Average assets	5,453,465	5,027,704	5,453,465	4,881,527
Average deposits	4,481,344	4,260,349	4,481,344	4,101,640
Average stockholders’ equity	584,637	551,763	584,637	543,503
Per share data:
Earnings per share – basic (2)	$0.50	$0.46	$1.44	$1.34
Earnings per share – diluted (2)	$0.50	$0.46	$1.43	$1.33
Book value per share (3)	$17.69	$17.25	$17.69	$17.25
Tangible book value per share (4) (12)	$17.31	$16.86	$17.31	$16.86
Cash dividends per share	$0.24	$0.21	$0.24	$0.59
Common shares outstanding	32,087,236	32,413,082	32,087,236	32,413,082
Performance ratios:
Return on average assets (5) (6)	1.17%	1.18%	1.17%	1.18%
Return on average stockholders’ equity (5) (7)	10.91%	10.73%	10.91%	10.62%
Net interest margin (8)	3.48%	3.79%	3.48%	3.83%
Efficiency ratio (9)	56.28%	53.33%	56.28%	54.32%
Dividend payout ratio (10)	48.00%	45.45%	48.00%	53.66%
Average stockholders’ equity to average assets	10.72%	10.97%	10.72%	11.13%
Asset quality ratios:
Nonperforming loans and leases to loans and leases	0.40%	0.35%	0.40%	0.35%
Nonperforming assets to assets (11)	0.35%	0.32%	0.35%	0.32%
Net loan and lease charge-offs (recoveries) to average loans and leases	0.03%	0.15%	0.03%	0.02%
Allowance for loan lease losses to loans and leases	0.69%	0.77%	0.69%	0.77%
Allowance for loan and lease losses to nonperforming loans and leases	173.3%	223.2%	173.3%	223.2%

Capital ratios:
Total risk-based capital:
Hanmi Financial	15.01%	15.58%	15.01%	15.58%
Hanmi Bank	14.76%	15.32%	14.76%	15.32%
Tier 1 risk-based capital:
Hanmi Financial	12.21%	12.56%	12.21%	12.56%
Hanmi Bank	14.05%	14.55%	14.05%	14.55%
Common equity Tier 1 capital:
Hanmi Financial	11.79%	12.20%	11.79%	12.20%
Hanmi Bank	14.05%	14.55%	14.05%	14.55%
Tier 1 leverage:
Hanmi Financial	10.53%	10.92%	10.53%	10.92%
Hanmi Bank	12.11%	12.66%	12.11%	12.66%

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

(7)	Net income divided by average stockholders’ equity

(8)	Net interest income on a taxable equivalent basis before provision for loan and lease losses divided by average interest-earning assets

(9)	Noninterest expense divided by the sum of net interest income before provision for loan and lease losses and noninterest income

(10)	Dividend declared per share divided by basic earnings per share

(11)	Nonperforming assets consist of nonperforming loans and leases and OREO

(12)	See "Non-GAAP Financial Measures" section below

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

Tangible Assets, Tangible Stockholders’ Equity and Tangible Book Value Per Share

The following table reconciles these non-GAAP performance measures to the most comparable GAAP performance measures as of the dates indicated:

	September 30,
	2018	2017
	(in thousands, except per share data)
Total assets	$5,487,042	$5,111,396
Less goodwill	(11,031)	(11,031)
Less other intangible assets, net	(1,242)	(1,597)
Tangible assets	$5,474,769	$5,098,768

Total stockholders’ equity	$567,748	$559,247
Less goodwill	(11,031)	(11,031)
Less other intangible assets, net	(1,242)	(1,597)
Tangible stockholders' equity	$555,475	$546,619

Book value per share	$17.69	$17.25
Effect of goodwill	(0.34)	(0.34)
Effect of other intangible assets	(0.04)	(0.05)
Tangible book value per share	$17.31	$16.86

Executive Overview

For the three months ended September 30, 2018, net income was $16.1 million, or $0.50 per diluted share, compared with $14.9 million, or $0.46 per diluted share, for the three months ended September 30, 2017, an increase of 7.8 percent or $1.2 million. The increase in net income was mainly due to a decrease of $3.6 million in provision for income taxes, or 36.8 percent, mainly as a result of lower pretax income and a lower effective tax rate. This decrease in provision for income taxes was partially offset by a decrease in noninterest income of $2.6 million, or 29.5 percent, mainly due to lower gains on sales of securities, disposition gains on PCI loans and sales of SBA loans.

For the first nine months of 2018, net income was $46.5 million, or $1.43 per diluted share, compared with $43.2 million, or $1.33 per diluted share, for the nine months ended September 30, 2017, an increase of 7.7 percent or $3.3 million. The increase in net income included a $4.6 million, or 3.5 percent, increase in net interest income after provision for loan and lease losses and a decrease in provision for income taxes of $9.7 million, or 35.2 percent. These changes were offset by an increase in noninterest expense of $3.4 million, or 4.0 percent, mainly due an increase in compensation expense, and a decrease in noninterest income of $7.5 million, or 29.2 percent mainly due to lower gains on disposition of PCI loans, sales of SBA loans and sales of securities.

During the third quarter of 2018, we repurchased 429,558 shares of the Company's common stock, or 1.3% of outstanding shares, under a stock repurchase program, which authorized the buy-back of up to 5%, or 1,600,000, of the Company's outstanding shares.

Other financial highlights include the following:

•
Loans and leases receivable, before the allowance for loan and lease losses, were $4.58 billion at the end of the third quarter of 2018, up $278.4 million, or 6.5 percent, from $4.30 billion at the end of 2017.

•	Deposits were $4.61 billion at the end of the third quarter of 2018, up $265.8 million, or 6.1 percent, from $4.35 billion at the end of 2017.

•
Return on average equity increased to 10.91 percent from 10.73 percent for the three months ended September 30, 2018 and 2017, respectively, and to 10.79 from 10.62 percent for the nine months ended September 30, 2018 and

2017, respectively. Return on average assets remained consistent at 1.17 percent for the three and nine months ended 2018 compared with 1.18 percent for the three and nine months ended 2017, respectively.

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

	Three Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (1)	$4,551,284	$56,361	4.91%	$4,092,131	$50,265	4.87%
Securities (2)	589,939	3,408	2.31%	611,538	3,683	2.41%
FHLB stock	16,385	286	6.93%	16,385	286	6.93%
Interest-bearing deposits in other banks	30,368	151	1.97%	38,981	123	1.25%
Total interest-earning assets	5,187,976	60,206	4.60%	4,759,035	54,357	4.53%
Noninterest-earning assets:
Cash and due from banks	124,072			114,108
Allowance for loan and lease losses	(32,172)			(34,252)
Other assets	173,589			188,813
Total assets	$5,453,465			$5,027,704
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$92,090	$36	0.16%	$90,720	$18	0.08%
Money market and savings	1,377,739	4,011	1.16%	1,526,951	3,311	0.86%
Time deposits	1,687,827	7,647	1.80%	1,384,724	3,742	1.07%
Total interest-bearing deposits	3,157,656	11,694	1.47%	3,002,395	7,071	0.93%
Borrowings	240,054	1,264	2.09%	67,935	198	1.16%
Subordinated debentures	117,584	1,749	5.92%	117,065	1,667	5.68%
Total interest-bearing liabilities	3,515,294	14,707	1.66%	3,187,395	8,936	1.11%
Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,323,688			1,257,954
Other liabilities	29,846			30,592
Stockholders’ equity	584,637			551,763
Total liabilities and stockholders’ equity	$5,453,465			$5,027,704
Net interest income (taxable equivalent)		$45,499			$45,421
Cost of deposits (3)			1.04%			0.66%
Net interest spread (taxable equivalent basis) (4)			2.94%			3.42%
Net interest margin (taxable equivalent basis) (5)			3.48%			3.79%

(1)	Loans and leases receivable include loans held for sale and exclude the allowance for loan and lease losses. Nonaccrual loans and leases are included in the average loan and lease balance.

(2)	Amounts calculated on a fully taxable equivalent basis using the federal tax rate in effect for the periods presented.

(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended
	September 30, 2018 vs. September 30, 2017
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans and leases receivable	$5,651	$445	$6,096
Securities	(127)	(148)	(275)
FHLB stock	—	—	—
Interest-bearing deposits in other banks	(31)	59	28
Total interest and dividend income (taxable equivalent)	$5,493	$356	$5,849
Interest expense:
Demand: interest-bearing	$—	$18	$18
Money market and savings	(348)	1,048	700
Time deposits	951	2,954	3,905
Borrowings	809	256	1,065
Subordinated debentures	7	75	82
Total interest expense	$1,419	$4,351	$5,770
Change in net interest income (taxable equivalent)	$4,074	$(3,995)	$79

Interest and dividend income, on a taxable equivalent basis, increased $5.8 million, or 10.8 percent, to $60.2 million for the three months ended September 30, 2018 from $54.4 million for the same period in 2017. Interest expense also increased $5.8 million, or 64.6 percent, to $14.7 million for the three months ended September 30, 2018 from $8.9 million for the same period in 2017. For the three months ended September 30, 2018 and 2017, net interest income, on a taxable equivalent basis, was $45.5 million and $45.4 million, respectively. Net interest income remained relatively unchanged in the 2018 third quarter compared with the same period in 2017 mainly due to increases in rates paid on interest-bearing deposits and higher amounts of borrowings offsetting the growth in average loans and leases. The net interest spread and net interest margin, on a taxable equivalent basis, for the three months ended September 30, 2018 were 2.94 percent and 3.48 percent, respectively, compared with 3.42 percent and 3.79 percent, respectively, for the same period in 2017.

Average loans and leases increased $459.2 million, or 11.2 percent, to $4.55 billion for the three months ended September 30, 2018 from $4.09 billion for the same period in 2017. Average interest-earning assets increased $428.9 million, or 9.0 percent, to $5.19 billion for the three months ended September 30, 2018 from $4.76 billion for the same period in 2017. The increase in average loans and leases was due mainly to new loan production. Average interest-bearing liabilities increased $327.9 million, or 10.3 percent, to $3.52 billion for the three months ended September 30, 2018, compared with $3.19 billion for the same period in 2017. The increase in average interest-bearing liabilities resulted primarily from an increase in average interest-bearing deposits of $155.3 million and average borrowings of $172.1 million, mainly due to an increase in outstanding FHLB advances in the third quarter of 2018 compared with the same period in 2017.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 7 basis points to 4.60 percent for the three months ended September 30, 2018 from 4.53 percent for the same period in 2017, primarily due to the increase in the general level of interest rates and the mix of interest-earning assets. The average cost of interest-bearing liabilities increased by 55 basis points to 1.66 percent for the three months ended September 30, 2018 from 1.11 percent for the same period in 2017, mainly due to higher market interest rates.

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

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (1)	$4,426,369	$161,643	4.88%	$3,976,021	$143,614	4.83%
Securities (2)	590,062	10,087	2.28%	574,801	10,153	2.36%
FHLB stock	16,385	858	7.00%	16,385	943	7.69%
Interest-bearing deposits in other banks	30,526	398	1.74%	41,663	323	1.04%
Total interest-earning assets	5,063,342	172,986	4.57%	4,608,870	155,033	4.50%
Noninterest-earning assets:
Cash and due from banks	123,680			116,206
Allowance for loan and lease losses	(32,175)			(33,550)
Other assets	174,685			190,001
Total assets	$5,329,532			$4,881,527
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$92,009	$72	0.10%	$94,040	$56	0.08%
Money market and savings	1,422,514	10,883	1.02%	1,489,302	9,200	0.83%
Time deposits	1,561,541	17,989	1.54%	1,293,412	9,431	0.97%
Total interest-bearing deposits	3,076,064	28,944	1.26%	2,876,754	18,687	0.87%
Borrowings	211,264	2,959	1.87%	118,736	714	0.80%
Subordinated debentures	117,455	5,170	5.86%	88,604	3,677	5.52%
Total interest-bearing liabilities	3,404,783	37,073	1.46%	3,084,094	23,078	1.00%
Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,318,713			1,224,886
Other liabilities	30,140			29,044
Stockholders’ equity	575,896			543,503
Total liabilities and stockholders’ equity	$5,329,532			$4,881,527
Net interest income (taxable equivalent)		$135,913			$131,955
Cost of deposits (3)			0.88%			0.61%
Net interest spread (taxable equivalent basis) (4)			3.11%			3.50%
Net interest margin (taxable equivalent basis) (5)			3.59%			3.83%

(1)	Loans and leases receivable include loans held for sale and exclude the allowance for loan and lease losses. Nonaccrual loans and leases are included in the average loan and lease balance.

(2)	Amounts calculated on a fully taxable equivalent basis using the federal tax rate in effect for the periods presented.

(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Nine Months Ended
	September 30, 2018 vs. September 30, 2017
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans and leases receivable	$16,519	$1,510	$18,029
Securities	273	(339)	(66)
FHLB stock	—	(85)	(85)
Interest-bearing deposits in other banks	(103)	178	75
Total interest and dividend income (taxable equivalent)	$16,689	$1,264	$17,953
Interest expense:
Demand: interest-bearing	$—	$16	$16
Money market and savings	42	1,641	1,683
Time deposits	2,233	6,325	8,558
Borrowings	828	1,417	2,245
Subordinated debentures	1,255	238	1,493
Total interest expense	$4,358	$9,637	$13,995
Change in net interest income (taxable equivalent)	$12,331	$(8,373)	$3,958

Interest and dividend income, on a taxable equivalent basis, increased $18.0 million, or 11.6 percent, to $173.0 million for the nine months ended September 30, 2018 from $155.0 million for the same period in 2017. Interest expense increased $14.0 million, or 60.6 percent, to $37.1 million for the nine months ended September 30, 2018 from $23.1 million for the same period in 2017. For the nine months ended September 30, 2018 and 2017, net interest income, on a taxable equivalent basis, was $135.9 million and $132.0 million, respectively, an increase of $4.0 million or 3.0 percent. The change in net interest income for the first nine months in the 2018 compared with the same period in 2017 was mainly due to growth in average loans and leases offset by increases in rates paid on interest-bearing liabilities and higher amounts of time deposits, borrowings and debentures. The net interest spread and net interest margin, on a taxable equivalent basis, for the nine months ended September 30, 2018 were 3.11 percent and 3.59 percent, respectively, compared with 3.50 percent and 3.83 percent, respectively, for the same period in 2017.

Average loans and leases increased $450.3 million, or 11.3 percent, to $4.43 billion for the nine months ended September 30, 2018 from $3.98 billion for the same period in 2017. Average interest-earning assets increased $454.5 million, or 9.9 percent, to $5.06 billion for the nine months ended September 30, 2018 from $4.61 billion for the same period in 2017. The increase in average loans and leases was due mainly to new loan production. Average interest-bearing liabilities increased $320.7 million, or 10.4 percent, to $3.40 billion for the nine months ended September 30, 2018, compared with $3.08 billion for the same period in 2017. The increase in average interest-bearing liabilities resulted primarily from increases in average interest-bearing deposits of $199.3 million, average borrowings of $92.5 million and average subordinated debentures of $28.9 million in the first nine months of 2018 compared with the same period in 2017.

The average yield on interest earning assets, on a taxable equivalent basis, increased 7 basis points to 4.57 percent for the nine months ended September 30, 2018 from 4.50 percent for the same period in 2017, primarily due to the increase in the general level of interest rates and the mix of interest earning assets. The average cost of interest-bearing liabilities increased by 46 basis points to 1.46 percent for the nine months ended September 30, 2018 from 1.00 percent for the same period in 2017, mainly due to higher market interest rates and the mix of interest-bearing liabilities.

Provision for Loan and Lease Losses

In anticipation of credit risks inherent in our lending business, we set aside an allowance for loan and lease losses through charges to earnings. These charges are made not only for our outstanding loan and lease portfolio, but also for off-

balance sheet items, such as commitments to extend credit, or letters of credit. The provisions, whether a charge or a credit, made for our outstanding loan and lease portfolio are recorded to the allowance for loan and lease losses, whereas charges or credits to other noninterest expense for off-balance sheet items are recorded to the allowance for off-balance sheet items, and are presented as a component of other liabilities.

The provision for loan and lease losses was $0.2 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively. There was no change in the allowance for losses on off-balance sheet items for the three months ended September 30, 2018 compared with $0.2 million income recognized for the three months ended September 30, 2017.

The provision for loan and lease losses was $0.9 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively. The charge to other noninterest expense for losses on off-balance sheet items was $0.1 million for the nine months ended September 30, 2018 compared with $0.3 million income recognized for the nine months ended September 30, 2017.

See also “Allowance for Loan and Lease Losses and Allowance for Off-Balance Sheet Items" for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$2,513	$2,678	$(165)	(6.2)%
Trade finance and other service charges and fees	1,128	1,133	(5)	(0.4)%
Servicing income	673	644	29	4.5%
Bank-owned life insurance income	285	286	(1)	(0.3)%
All other operating income	462	283	179	63.3%
Subtotal service charges, fees and other income	5,061	5,024	37	0.7%
Gain on sale of SBA loans	1,114	2,546	(1,432)	(56.2)%
Disposition gains on PCI loans	21	979	(958)	(97.9)%
Net gain on sales of securities	19	267	(248)	(92.9)%
Total noninterest income	$6,215	$8,816	$(2,601)	(29.5)%

For the three months ended September 30, 2018, noninterest income was $6.2 million, a decrease of $2.6 million, or 29.5 percent, compared with $8.8 million for the same period in 2017. The decrease was primarily attributable to a decrease of $1.4 million, or 56.2 percent, in gains recognized on sale of SBA loans, a decrease of $1.0 million, or 97.9 percent, in disposition gains on PCI loans and a decrease in gains on sales of securities of $0.3 million, or 92.9 percent, in the third quarter of 2018 compared with the same quarter a year ago. In the third quarter of 2018, sales of the guaranteed portion of SBA loans were $19.8 million, compared with $32.5 million for the same period a year ago.

The following table sets forth the various components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$7,352	$7,667	$(315)	(4.1)%
Trade finance and other service charges and fees	3,449	3,449	—	—%
Servicing income	1,755	2,067	(312)	(15.1)%
Bank-owned life insurance income	819	828	(9)	(1.1)%
All other operating income	1,050	1,869	(819)	(43.8)%
Subtotal service charges, fees and other income	14,425	15,880	(1,455)	(9.2)%
Gain on sale of SBA loans	3,970	6,678	(2,708)	(40.6)%
Disposition gains on PCI loans	166	1,702	(1,536)	(90.2)%
Net (loss) gain on sales of securities	(341)	1,473	(1,814)	(123.2)%
Total noninterest income	$18,220	$25,733	$(7,513)	(29.2)%

For the nine months ended September 30, 2018, noninterest income was $18.2 million, a decrease of $7.5 million, or 29.2 percent, compared with $25.7 million for the same period in 2017. The decrease was primarily attributable to a decrease of $2.7 million, or 40.6 percent, in gains recognized on sale of SBA loans, a decrease of $1.5 million, or 90.2 percent, in disposition gains on PCI loans and a net loss of $0.3 million on sale of securities in the first nine months of 2018 compared with securities gains of $1.5 million for the same period a year ago. In addition, 2017 all other operating income included $0.4 million of upcharge income. For the first nine months of 2018, sales of the guaranteed portion of SBA loans were $58.0 million, compared with $84.5 million for the same period a year ago. The $0.3 million loss on sale of securities in 2018 primarily resulted from the sale of $22.0 million of mutual funds in the first quarter of 2018 and the $1.5 million gain on sales of securities in 2017 mainly resulted from the sales of municipal securities.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$17,436	$16,947	$489	2.9%
Occupancy and equipment	3,685	3,883	(198)	(5.1)%
Data processing	1,745	1,779	(34)	(1.9)%
Professional fees	1,626	1,210	416	34.4%
Supplies and communications	805	755	50	6.6%
Advertising and promotion	814	1,147	(333)	(29.0)%
Merger and integration costs (income)	466	—	466	100.0%
All other operating expenses	2,431	2,939	(508)	(17.3)%
Total noninterest expense	$29,008	$28,660	$348	1.2%

For the three months ended September 30, 2018, noninterest expense was $29.0 million, an increase of $0.3 million or 1.2 percent, compared with $28.7 million for the same period in 2017. The increase was due primarily to a $0.5 million, or 2.9 percent, increase in salaries and employee benefits, a $0.4 million increase in professional fees and $0.5 million in merger and integration costs associated with the terminated SWNB acquisition, offset by lower occupancy and equipment, advertising and promotion and other operating expenses for the three months ended September 30, 2018 compared with the same period in 2017. The increase in salaries and employee benefits in 2018 compared with 2017 was mainly due to merit increases and approximately 3.6 percent increase in headcount from September 30, 2017 to September 30, 2018.

The following table sets forth the components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$53,590	$50,674	$2,916	5.8%
Occupancy and equipment	11,839	11,743	96	0.8%
Data processing	4,976	5,148	(172)	(3.3)%
Professional fees	4,210	3,912	298	7.6%
Supplies and communications	2,206	2,135	71	3.3%
Advertising and promotion	2,724	2,964	(240)	(8.1)%
Merger and integration costs (income)	846	(40)	886	2,215.0%
All other operating expenses	7,883	8,307	(424)	(5.1)%
Total noninterest expense	$88,274	$84,843	$3,431	4.0%

For the nine months ended September 30, 2018, noninterest expense was $88.3 million, an increase of $3.4 million or 4.0 percent, compared with $84.8 million for the same period in 2017. The increase was due primarily to a $2.9 million, or 5.8 percent, increase in salaries and employee benefits, $0.8 million in merger and integration costs associated with the terminated SWNB acquisition and a $0.3 million increase in professional fees for the nine months ended September 30, 2018 compared with the same period in 2017. The increase in salaries and employee benefits in 2018 compared with 2017 was mainly due to merit increases and approximately 3.6 percent increase in headcount from September 30, 2017 to September 30, 2018.

Income Tax Expense

Income tax expense was $6.3 million and $9.9 million representing an effective income tax rate of 28.0 percent and 39.9 percent for the three months ended September 30, 2018 and 2017, respectively. Income tax expense was $17.9 million and $27.6 million representing an effective income tax rate of 27.8 percent and 39.0 percent for the nine months ended September 30, 2018 and 2017, respectively. The decreases in the effective tax rates in 2018 compared with 2017 are due to a lower federal tax rate as a result of the passage of the tax reform in December 2017.

Financial Condition

Securities

As of September 30, 2018, our securities portfolio was composed primarily of U.S. government agency mortgage-backed securities and collateralized mortgage obligations, as well as tax exempt municipal bonds. Most of the securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of September 30, 2018 and December 31, 2017.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on securities as of the dates indicated:

	September 30, 2018			December 31, 2017
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(in thousands)
Securities available for sale:
Mortgage-backed securities	$308,054	$298,386	$(9,668)	$306,166	$303,609	$(2,557)
Collateralized mortgage obligations	121,541	117,655	(3,886)	119,658	117,768	(1,890)
U.S. government agency securities	7,499	7,352	(147)	7,499	7,414	(85)
Municipal bonds-tax exempt	111,328	109,278	(2,050)	125,601	127,475	1,874
U.S. treasury securities	39,675	39,565	(110)	152	152	—
Mutual funds	—	—	—	22,916	22,386	(530)
Total securities available for sale	$588,097	$572,236	$(15,861)	$581,992	$578,804	$(3,188)

As of September 30, 2018, securities available for sale decreased $6.6 million or 1.1 percent to $572.2 million, compared with $578.8 million as of December 31, 2017. This decrease was due mainly to sale of all of our mutual funds and an increase in unrealized losses, offset by purchases of mortgage-backed securities and collateralized mortgage obligations. As of September 30, 2018, securities available for sale had a net unrealized loss of $15.9 million, comprised of $0.1 million of unrealized gains and $16.0 million of unrealized losses. As of December 31, 2017, securities available for sale had a net unrealized loss of $3.2 million, comprised of $2.1 million of unrealized gains and $5.3 million of unrealized losses.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their weighted-average yields as of September 30, 2018:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$2	3.53%	$57,408	2.18%	$69,140	2.19%	$181,504	2.48%	$308,054	2.34%
Collateralized mortgage obligations	—	—%	3,332	1.47%	14,198	1.64%	104,011	2.13%	121,541	2.12%
U.S. government agency securities	3,000	1.20%	4,499	1.73%	—	—%	—		7,499	1.52%
Municipal bonds-tax exempt (1)	—	—%	15,313	2.28%	70,438	2.74%	25,577	3.38%	111,328	2.84%
U.S. treasury securities	14,716	2.42%	24,959	2.66%	—	—%	—	—%	39,675
Total securities available for sale	$17,718	1.72%	$105,511	2.27%	$153,776	2.39%	$311,092	2.44%	$588,097	2.39%

(1)	The yield on municipal bonds has been computed on a federal tax-equivalent basis.

Loans and Leases Receivable, Net
The following table shows the loan and lease portfolio composition by type as of the dates indicated:

	September 30, 2018	December 31, 2017
	(in thousands)
Real estate loans:
Commercial property
Retail	$924,007	$915,273
Hospitality	809,287	681,325
Other (1)	1,474,406	1,417,273
Total commercial property loans	3,207,700	3,013,871
Construction	67,682	55,190
Residential property	516,968	521,853
Total real estate loans	3,792,350	3,590,914
Commercial and industrial loans:
Commercial term	186,249	182,685
Commercial lines of credit	178,570	181,894
International loans	31,564	34,622
Total commercial and industrial loans	396,383	399,201
Leases receivable	379,455	297,284
Consumer loans (2)	14,695	17,059
Loans and leases receivable	4,582,883	4,304,458
Allowance for loan and lease losses	(31,676)	(31,043)
Loans and leases receivable, net	$4,551,207	$4,273,415

(1)
Includes, among other types, mixed-use, apartment, office, industrial, gas stations, faith-based facilities and warehouse; all other property types represent less than one percent of total loans and leases receivable.

(2)	Consumer loans include home equity lines of credit of $10.9 million and $14.2 million as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018 and December 31, 2017, net loans and leases receivable were $4.55 billion and $4.27 billion, respectively, representing an increase of $277.8 million, or 6.5 percent. The increase in loans and leases as of September 30, 2018 compared with December 31, 2017 was primarily attributable to new loan and lease production and purchases of $801.1 million, an increase of 2.9 percent compared with new loan and lease production and purchases of $778.8 million for the first nine months of 2017. The additions to loans and leases were offset by payoffs and pay downs of $520.3 million during the first nine months of 2018.

Our loan and lease portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of loans and leases outstanding:

	Balance at September 30, 2018	Percentage of Loans and Leases Outstanding

Industry	(in thousands)
Lessor of nonresidential buildings	$1,400,313	30.6%
Hospitality	$826,160	18.0%

There was no other concentration of loans and leases to any one type of industry exceeding 10.0 percent of loans and leases outstanding.

Nonperforming Loans and Leases and Nonperforming Assets

Nonperforming loans and leases consist of loans and leases on nonaccrual status and loans and leases 90 days or more past due and still accruing interest. Nonperforming assets consist of nonperforming loans and leases and OREO. Non-purchased credit impaired loans and leases are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless we believe the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular receivable on nonaccrual status earlier, depending upon the individual circumstances surrounding the receivable's delinquency. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual assets may be restored to accrual status when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans and leases not meeting the criteria for nonaccrual. OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale.

Except for nonperforming loans and leases set forth below and PCI loans, we are not aware of any loans or leases as of September 30, 2018 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present repayment terms, or any known events that would result in the receivable being designated as nonperforming at some future date. We cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of nonperforming assets as of the dates indicated:

	September 30, 2018	December 31, 2017	Increase (Decrease)
			Amount	Percentage
		(dollars in thousands)
Nonperforming loans and leases:
Real estate loans:
Commercial property
Retail	$987	$224	$763	340.6%
Hospitality	6,121	5,263	858	16.3%
Other	2,205	2,462	(257)	(10.4)%
Total commercial property loans	9,313	7,949	1,364	17.2%
Residential property	142	591	(449)	(76.0)%
Total real estate loans	9,455	8,540	915	10.7%
Commercial and industrial loans	2,974	1,892	1,082	57.2%
Leases receivable	5,093	4,452	641	14.4%
Consumer loans	761	921	(160)	(17.4)%
Total nonperforming loans	18,283	15,805	2,478	15.7%
Loans 90 days or more past due and still accruing	—	—	—	—%
Total nonperforming loans and leases (1) (2)	18,283	15,805	2,478	15.7%
OREO	877	1,946	(1,069)	(54.9)%
Total nonperforming assets	$19,160	$17,751	$1,409	7.9%

Nonperforming loans and leases as a percentage of loans and leases	0.40%	0.37%
Nonperforming assets as a percentage of assets	0.35%	0.34%
Troubled debt restructured performing loans and leases	$6,168	$7,259

(1)	Includes nonperforming TDRs of $7.3 million and $8.1 million as of September 30, 2018 and December 31, 2017, respectively.

(2)	Does not include nonperforming PCI loans of $1.6 million and $0.9 million as of September 30, 2018 and December 31, 2017, respectively.

Nonperforming loans and leases were $18.3 million and $15.8 million as of September 30, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2018, $11.7 million of loans and leases were placed on nonaccrual status. These additions to nonaccrual loans and leases were partially offset by $7.2 million in principal payoffs and pay downs and $1.3 million in charge-offs and transfers to OREO.

Delinquent loans and leases (defined as 30 to 89 days past due and still accruing) were $6.9 million as of September 30, 2018 compared with $11.2 million as of December 31, 2017.

The ratio of nonperforming loans and leases to loans and leases increased to 0.40 percent as of September 30, 2018 compared with 0.37 percent as of December 31, 2017. Of the $18.3 million nonperforming loans and leases, approximately $18.2 million were impaired based on the definition contained in ASC 310, Receivables, which resulted in an aggregate impairment reserve of $4.8 million as of September 30, 2018. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of September 30, 2018, OREO consisted of 10 properties with a combined carrying value of $0.9 million, as compared with 6 properties with a combined carrying value of $1.9 million as of December 31, 2017.

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

The following table provides information on impaired loans and lease as of the dates indicated:

	September 30, 2018		December 31, 2017
	Recorded Investment	Percentage	Recorded Investment	Percentage
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$3,108	10.2%	$1,403	5.2%
Hospitality	6,860	22.6%	6,184	22.7%
Other	8,793	29.1%	8,513	31.3%
Total commercial property loans	18,761	61.9%	16,100	59.2%
Residential property	1,835	6.0%	2,563	9.4%
Total real estate loans	20,596	67.9%	18,663	68.6%
Commercial and industrial loans	3,767	12.4%	3,039	11.2%
Leases receivable	5,093	16.8%	4,452	16.4%
Consumer loans	881	2.9%	1,029	3.8%
Total loans and leases	$30,337	100.0%	$27,183	100.0%

Total impaired loans and leases increased $3.1 million, or 11.6 percent, to $30.3 million as of September 30, 2018, from $27.2 million at December 31, 2017. Specific allowances associated with impaired loans and leases were $4.8 million and $5.9 million as of September 30, 2018 and December 31, 2017, respectively.

During the three months ended September 30, 2018 and 2017, interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms totaled $0.8 million and $0.7 million, respectively. Of these amounts, actual interest recognized on impaired loans and leases was $0.5 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively.

During the nine months ended September 30, 2018 and 2017, interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms totaled $2.2 million and $1.9 million, respectively. Of these amounts, actual interest recognized on impaired loans and leases was $1.2 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table provides information on TDRs as of the dates indicated:

	September 30, 2018			December 31, 2017
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(in thousands)
Real estate loans	$4,874	$5,293	$10,167	$5,760	$6,033	$11,793
Commercial and industrial loans	1,639	778	2,417	1,529	1,118	2,647
Consumer loans	761	97	858	811	108	919
Total TDR loans	$7,274	$6,168	$13,442	$8,100	$7,259	$15,359

There were no newly restructured loans for the three months ended September 30, 2018.

As of September 30, 2018, TDRs on accrual status were $6.2 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $77 thousand allowance relating to these loans was included in the allowance for loan and lease losses. For the TDRs on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of September 30, 2018, TDRs on nonaccrual status were $7.3 million, and a $2.7 million allowance relating to these loans was included in the allowance for loan and lease losses.

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

The Bank evaluates the allowance methodology at least annually. For the year ended December 31, 2017 and the first nine months of 2018, the Bank utilized a 27-quarter and 30-quarter, respectively, look-back period anchored to the first quarter of 2011, with equal weighting to all quarters. Management determined it was appropriate to anchor the look-back period in consideration of the prolonged period of low losses and the procyclical nature of provisioning. The anchoring will allow the Bank to better capture the economic cycle while improving the ability to measure losses.

To determine general reserve requirements, existing loans and leases are divided into general pools of risk-rated loans, as well as homogeneous pools. For the twelve months ended December 31, 2017 and the first nine months in 2018, loans were divided into eleven general pools of risk-rated loans, as well as the three homogeneous pools. For risk-rated loans, migration analysis allocates historical losses by pool and risk grade to determine risk factors for potential losses inherent in the current outstanding portfolio. As three homogeneous pools are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific reserves are allocated for loans deemed “impaired.”

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

The following tables reflect our allocation of allowance for loan and lease losses by category as well as the receivable for each loan type:

	September 30, 2018			December 31, 2017
	Allowance Amount	Percentage	Total Loans	Allowance Amount	Percentage	Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$3,069	9.7%	$924,007	$2,729	8.8%	$915,273
Hospitality	7,009	22.1%	809,287	5,922	19.1%	681,325
Other	5,717	18.0%	1,474,406	5,722	18.4%	1,417,273
Total commercial property loans	15,795	49.8%	3,207,700	14,373	46.3%	3,013,871
Construction	1,177	3.7%	67,682	796	2.6%	55,190
Residential property	1,117	3.5%	516,968	1,843	5.9%	521,853
Total real estate loans	18,089	57.0%	3,792,350	17,012	54.8%	3,590,914
Commercial and industrial loans:
Commercial term	5,212	16.5%	186,249	5,001	16.1%	182,685
Commercial lines of credit	1,632	5.2%	178,570	2,070	6.7%	181,894
International loans	243	0.8%	31,564	329	1.1%	34,622
Total commercial and industrial loans	7,087	22.5%	396,383	7,400	23.9%	399,201
Leases receivable	6,391	20.2%	379,455	6,279	20.2%	297,284
Consumer loans	109	0.3%	14,695	122	0.4%	17,059
Unallocated	—	—%	—	230	0.7%	—
Total	$31,676	100.0%	$4,582,883	$31,043	100.0%	$4,304,458

The following tables set forth certain information regarding the allowance for loan and lease losses and the allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying loss factors according to pool and grade as well as actual current commitment usage figures by type to existing contingent liabilities.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$31,818	$33,758	$31,043	$32,429

Charge-offs	(1,246)	(2,405)	(3,535)	(3,256)
Recoveries on loans previously charged off	904	871	3,219	2,709
Net loan (charge-offs) recoveries	(342)	(1,534)	(316)	(547)

Loan and lease loss provision	200	268	949	610
Balance at end of period	$31,676	$32,492	$31,676	$32,492

Allowance for off-balance sheet items:
Balance at beginning of period	$1,357	$1,135	$1,296	$1,184
Provision (income)	—	(220)	61	(269)
Balance at end of period	$1,357	$915	$1,357	$915

Net loan and lease (charge-offs) recoveries to average loans and leases (1)	(0.03)%	(0.15)%	(0.01)%	(0.02)%
Average loans and leases during period	$4,551,284	$4,092,131	$4,551,284	$3,976,021

			As of
			September 30, 2018	December 31, 2017
Ratios:			(dollars in thousands)
Allowance for loan and lease losses to loans and leases			0.69%	0.72%
Nonperforming loans and leases to loans and leases			0.40%	0.37%
Allowance for loan and lease losses to nonperforming loans and leases			173.25%	196.41%
Balance:
Allowance for loan and lease losses at end of period			$31,676	$31,043
Nonperforming loans and leases at end of period			$18,283	$15,805
Loans and leases at end of period			$4,582,883	$4,304,458

(1)	Net loan (charge-offs) recoveries are annualized to calculate the ratios.

Allowance for loan and lease losses was $31.7 million and $31.0 million as of September 30, 2018 and December 31, 2017, respectively. The increase of $0.7 million, or 2.0 percent, in the allowance for loan and lease losses was due primarily to the increase in loan and lease receivables. The provision for loan and lease losses was $0.2 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively. Charge-offs of $1.2 million were offset by recoveries of $0.9 million for the three months ended September 30, 2018 compared with charge-offs of $2.4 million and recoveries of $0.9 million for the three months ended September 30, 2017.

The provision for loan and lease losses was $0.9 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively. Charge-offs of $3.5 million were offset by recoveries of $3.2 million for the nine months ended September 30, 2018 compared with charge-offs of $3.3 million and recoveries of $2.7 million for the nine months ended September 30, 2017.

The allowance for off-balance sheet exposure, primarily unfunded loan commitments, was $1.4 million and $1.3 million as of September 30, 2018 and December 31, 2017, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized.

Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances are adequate for losses inherent in the loan and lease portfolio and for off-balance sheet exposures as of September 30, 2018.

The following table presents a summary of net charge-offs (recoveries):

	For the Three Months Ended			For the Nine Months Ended
	Charge-offs	Recoveries	Net Charge-offs (Recoveries)	Charge-offs	Recoveries	Net Charge-offs (Recoveries)
	(in thousands)
September 30, 2018
Real estate loans	$220	$577	$(357)	$1,249	$1,833	$(584)
Commercial and industrial loans	232	237	(5)	597	1,170	(573)
Leases receivable	794	90	704	1,689	214	1,475
Consumer loans	—	—	—	—	2	(2)
Total loans	$1,246	$904	$342	$3,535	$3,219	$316

September 30, 2017
Real estate loans	$146	$343	(197)	$289	$1,434	(1,145)
Commercial and industrial loans	1,976	308	1,668	2,015	1,021	994
Leases receivable	283	220	63	952	239	713
Consumer loans	—	—	—	—	15	(15)
Total loans	$2,405	$871	$1,534	$3,256	$2,709	$547

Net charge-offs of $0.3 million for the three months ended September 30, 2018, compared with a net charge-offs of $1.5 million for the same period in 2017 represented a decrease of $1.2 million, or 77.7 percent. Net charge-offs of $0.3 million for the nine months ended September 30, 2018, compared with a net charge-offs of $0.5 million for the same period in 2017 represented a decrease of $0.2 million, or 42.2 percent.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	September 30, 2018		December 31, 2017
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$1,313,777	28.5%	$1,312,274	30.2%
Interest-bearing:
Demand	90,586	2.0%	92,948	2.1%
Money market and savings	1,478,631	32.0%	1,527,100	35.1%
Time deposits of $100,000 or more (1)	1,514,341	32.8%	1,131,789	26.0%
Other time deposits	217,087	4.7%	284,543	6.6%
Total deposits	$4,614,422	100.0%	$4,348,654	100.0%

(1)	Includes $298.0 million and $462.2 million of time deposits of $250,000 or more as of September 30, 2018 and December 31, 2017, respectively.

Deposits increased $265.8 million, or 6.1 percent, to $4.61 billion as of September 30, 2018 from $4.35 billion as of December 31, 2017. The increase in deposits was mainly attributable to the $315.1 million, or 22.2 percent increase in time deposits, offset by a decrease of $48.5 million, or 3.2 percent, in money market and savings deposits.

Borrowings and Subordinated Debentures

At September 30, 2018 and December 31, 2017, there were $160.0 million and $150.0 million in overnight advances from the FHLB, respectively. In addition, subordinated debentures were $117.7 million and $117.3 million at September 30, 2018 and December 31, 2017, respectively.

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

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest Rate	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(dollars in thousands)
300%	$6,184	3.27%	$8,240	4.25%
200%	$4,024	2.13%	$5,298	2.73%
100%	$2,330	1.23%	$3,392	1.75%
(100)%	$(6,450)	(3.41)%	$(12,227)	(6.30)%

	Economic Value of Equity (EVE)
Change in Interest Rate	Dollar Change	Percentage Change
	(dollars in thousands)
300%	$(8,678)	(1.33)%
200%	$(6,256)	(0.96)%
100%	$(1,139)	(0.17)%
(100)%	$(25,135)	(3.85)%

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

At September 30, 2018, the Bank’s total risk-based capital ratio of 14.76 percent, Tier 1 risk-based capital ratio of 14.05 percent, common equity Tier 1 capital ratio of 14.05 percent and Tier 1 leverage capital ratio of 12.11 percent, placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

At September 30, 2018, the Company's total risk-based capital ratio was 15.01 percent, Tier 1 risk-based capital ratio was 12.21 percent, common equity Tier 1 capital ratio was 11.79 percent and Tier 1 leverage capital ratio was 10.53 percent.

For a discussion of implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act, see our 2017 Annual Report on Form 10-K.

Liquidity

Hanmi Financial

Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its current obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of September 30, 2018, the Bank had $160.0 million of FHLB advances and $300.6 million of brokered deposits.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of September 30, 2018, the total borrowing capacity available based on pledged collateral and remaining available borrowing capacity were $933.4 million and $663.4 million, respectively, compared to $802.9 million and $652.9 million, respectively, as of December 31, 2017. The Bank also had three unsecured federal funds lines totaling $115.0 million with no outstanding balances as of September 30, 2018.

As a means of augmenting its liquidity, the Bank had an available borrowing source of $17.4 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $18.1 million, and had no borrowings under this source as of September 30, 2018.

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

Recently Issued Accounting Standards

FASB ASU 2016-02, Leases (Topic 842), issued in February 2016, requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on January 1, 2019, with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect the “package of practical expedients,” which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate operating leases. We do not expect a significant change in our leasing activities between now and adoption and we do not expect that this standard will have a material effect on our consolidated financial statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2018, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of September 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, the Company acquired 804 shares from employees in connection with the satisfaction of income tax withholding obligations incurred through vesting of Company stock awards. In addition, the following table presents stock purchases made in respect of the stock repurchase program announced on August 30, 2018 that authorized the buy-back of up to 5%, or 1,600,000, of our shares outstanding. The repurchase program will continue until it is completed or terminated by the Company's Board of Directors.

Purchase Dates:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
July 1, 2018 - July 31, 2018	$—	—	—
August 1, 2018 - August 31, 2018	$—	—	—
September 1, 2018 - September 30, 2018	$25.89	429,558	1,170,442
Total	$25.89	429,558	1,170,442

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

Hanmi Financial Corporation

Date:	November 9, 2018	By:	/s/ C. G. Kum
C. G. Kum
Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)