Form 10-K
period 2018-12-31
HANMI FINANCIAL CORP
filed 2019-03-01
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
None
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $897,084,000. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.
Number of shares of common stock of the Registrant outstanding as of February 26, 2019 was 30,922,849 shares.
Documents Incorporated By Reference Herein: Sections of the Registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2018, are incorporated by reference into Part III of this report (or information will be provided by amendment to this Form 10-K), as noted therein.

Hanmi Financial Corporation
Annual Report on Form 10-K for the Fiscal Year ended December 31, 2018

Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this Annual Report on Form 10-K (this “Report”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report other than statements of historical fact are “forward–looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs, plans and objectives of management for future operations, and other similar forecasts and statements of expectation and statements of assumption underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, strategies, outlook, needs, plans, objectives or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi Bank; general economic and business conditions internationally, nationally and in those areas in which we operate; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital from private and government sources; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread; risks of natural disasters related to our real estate portfolio; risks associated with Small Business Administration loans; failure to attract or retain key employees; our ability to access cost-effective funding; fluctuations in real estate values; changes in accounting policies and practices; the imposition of tariffs or other domestic or international governmental policies impacting the value of the products of our borrowers; changes in governmental regulation, including, but not limited to, any increase in Federal Deposit Insurance Corporation insurance premiums; ability of Hanmi Bank to make distributions to Hanmi Financial Corporation, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial tests; ability to identify a suitable strategic partner or to consummate a strategic transaction; adequacy of our allowance for loan and lease losses; credit quality and the effect of credit quality on our provision for loan and lease losses and allowance for loan and lease losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; and changes in securities markets. For additional information concerning risks we face, see “Item 1A. Risk Factors” in Part I of this Report. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

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
Hanmi Bank, the primary subsidiary of Hanmi Financial, is a state chartered bank incorporated under the laws of the State of California on August 24, 1981, and licensed pursuant to the California Financial Code (“California Financial Code”) on December 15, 1982. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act (“FDIA”) up to applicable limits thereof. Effective July 19, 2016, the Bank converted from a state member bank to a state nonmember bank and, as a result, the Federal Deposit Insurance Corporation (“FDIC”) is its primary federal bank regulator. The California Department of Business Oversight (“DBO”) remains the Bank’s primary state bank regulator. The Bank’s headquarters is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010.
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
On October 27, 2016, the Bank acquired certain leases of Irvine, California-based Banc of California (“Banc”). The acquisition included the purchase of equipment leases diversified across the U.S. with concentrations in California, Georgia and Texas. The Bank retained most of Banc’s former Commercial Specialty Finance employees and the unit operates from a location in Irvine, California, as the Company’s Commercial Equipment Leasing Division. This transaction was considered a purchase of a business in accordance with current accounting guidance and accordingly the Bank applied the acquisition method of accounting to the transaction. Cash consideration paid was $240.8 million and the net estimated fair value of the equipment lease portfolio was $228.2 million as of the acquisition date. In addition to the leases, the Bank recorded other tangible and intangible assets of $12.6 million. The intangible assets included an identifiable intangible asset representing the estimated fair value of third-party originators of $483,000 and goodwill of $11.0 million.
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

A summary of revenues for the periods indicated follows:

	Year Ended December 31,
	2018		2017		2016
	(dollars in thousands)
Interest and fees on loans and leases	$219,590	84.8%	$195,790	80.7%	$164,642	77.9%
Interest and dividends on securities	14,230	5.5%	13,082	5.4%	13,621	6.4%
Other interest income	577	0.2%	449	0.2%	208	0.1%
Service charges, fees and other income	19,907	7.7%	22,933	9.4%	26,995	12.7%
Gain on sale of SBA loans	4,954	1.9%	8,734	3.6%	6,034	2.9%
Subtotal	259,258	100.1%	240,988	99.3%	211,500	100.0%
Net (loss) gain on sale of securities	(341)	(0.1)%	1,748	0.7%	46	—%
Total revenues	$258,917	100.0%	$242,736	100.0%	$211,546	100.0%
Market Area
The Bank historically has provided its banking services through its branch network to a wide variety of small- to medium-sized businesses. Throughout the Bank’s service areas, competition is intense for both loans and deposits. While the market for banking services is dominated by a few nationwide banks with many offices operating over wide geographic areas, the Bank’s primary competitors are relatively larger and smaller community banks that focus their marketing efforts on Korean-American and other Asian-American businesses in the Bank’s service areas.
Lending Activities
The Bank originates loans and leases for its own portfolio and for sale in the secondary market. Lending activities include real estate loans (commercial property, construction and residential property), commercial and industrial loans (commercial term, commercial lines of credit and international), equipment lease financing, consumer loans and Small Business Administration (“SBA”) loans.
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
Commercial Property
The Bank offers commercial real estate loans, which are usually collateralized by first deeds of trust. The Bank generally obtains formal appraisals in accordance with applicable regulations to support the value of the real estate collateral. All appraisal reports on commercial mortgage loans are reviewed by an appraisal review officer. The review generally covers an examination of the appraiser’s assumptions and methods that were used to derive a value for the property, as well as compliance with the Uniform Standards of Professional Appraisal Practice (the “USPAP”). The Bank determines creditworthiness of a borrower by evaluating cash flow ability, asset and debt structure, as well as credit history. The purpose of the loan is also an important consideration that dictates loan structure and the credit decision.
The Bank’s commercial real estate loans are principally secured by investor-owned or owner-occupied commercial and industrial buildings. Generally, these types of loans are made with a maturity date of up to seven years, based on longer amortization periods. Typically, the Bank’s commercial real estate loans have a debt-coverage ratio at time of origination of 1.25 or more and a loan-to-value ratio of 70 percent or less. The Bank offers fixed-rate commercial real estate loans, including hybrid-fixed rate loans that are fixed for one to five years and then convert to adjustable rate loans for the remaining term. In addition, the Bank seeks an adjustable rate of interest indexed to the prime rate appearing in The Wall Street Journal (“WSJ Prime Rate”) or the Bank’s prime rate (“Bank Prime Rate”), as adjusted from time to time. Amortization schedules for commercial real estate loans generally do not exceed 25 years.

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
Construction
The Bank finances a small construction portfolio for multifamily, low-income housing and commercial and industrial properties within its market area. The future condition of the local economy could negatively affect the collateral values of such loans. The Bank’s construction loans typically have the following structure:

•	maturities of two years or less;

•	a floating rate of interest based on the Bank Prime Rate or the WSJ Prime Rate;

•	minimum cash equity consistent with high volatility commercial real estate guidelines;

•	a reserve of anticipated interest costs during construction or an advance of fees;

•	a first lien position on the underlying real estate;

•	loan-to-value ratios at time of origination that do not exceed 75 percent; and

•	recourse against the borrower or a guarantor in the event of default.
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
Because of these uncertainties, construction lending often involves the disbursement of substantial funds where repayment of the loan is dependent, in part, on the success of the final project rather than the ability of the borrower or guarantor to repay principal and interest on the loan. If the Bank is forced to foreclose on a construction project prior to or at completion due to a default under the terms of a loan, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, or accrued interest on, the loan as well as the related foreclosure and holding costs. In addition, the Bank may be required to fund additional amounts in order to complete a pending construction project and may have to hold the property for an indeterminable period of time. The Bank has underwriting procedures designed to identify factors that it believes to maintain acceptable levels of risk in construction lending, including, among other procedures, engaging qualified and bonded third parties to provide progress reports and recommendations for construction loan disbursements. No assurance can be given that these procedures will prevent losses arising from the risks associated with construction loans described above.
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
The Bank normally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA loans that it originates. When the Bank sells a SBA loan, it has an option to repurchase the loan if the loan defaults. If the Bank repurchases a loan, the Bank will make a demand for the guaranteed portion of purchase to the SBA. Even after the sale of an SBA loan, the Bank retains the right to service the SBA loan and to receive servicing fees. The unsold portions of the SBA loans that remain owned by the Bank are included in loans receivable on the Consolidated Balance Sheets. As of December 31, 2018, the Bank had $9.4 million of SBA loans held for sale, $194.1 million of SBA loans in its loan portfolio, and was servicing $448.6 million of SBA loans sold to investors.
Off-Balance Sheet Commitments
As part of the suite of services available to its small- to medium-sized business customers, the Bank from time to time issues formal commitments and lines of credit. These commitments can be either secured or unsecured. They may be revolving lines of credit for seasonal working capital needs or commercial letters of credit or standby letters of credit. Commercial letters of credit facilitate import trade. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Lending Procedures and Lending Limits
Individual lending authority is granted to the Chief Credit Administration Officer and certain additional designated officers. Loans and leases for which direct and indirect borrower liability exceeds an individual’s lending authority are referred to the Bank’s Management Credit Committee.
Legal lending limits are calculated in conformance with the California Financial Code, which prohibits a bank from lending to any one individual or entity or its related interests on an unsecured basis any amount that exceeds 15 percent of the sum of such bank’s stockholders’ equity plus the allowance for loan and lease losses, capital notes and any debentures, or 25 percent on a secured and unsecured basis. At December 31, 2018, the Bank’s authorized legal lending limits for loans to one borrower was $102.6 million for unsecured loans and an additional $68.4 million for secured and unsecured loans combined.
The Bank seeks to mitigate the risks inherent in its loan and lease portfolio by adhering to certain underwriting practices. The review of each loan and lease application includes analysis of the applicant’s business and experience, prior credit history, income level, cash flows, financial condition, tax returns, cash flow projections, and the value of any collateral to secure the loan, based upon reports of independent appraisers and/or audits of accounts receivable or inventory pledged as security. In the case of real estate loans over a specified threshold, the review of collateral value includes an appraisal report prepared by an independent Bank-approved appraiser. All appraisal reports on commercial real property secured loans are reviewed by an appraisal review officer. The review generally covers an examination of the appraiser’s assumptions and methods that were used to derive a value for the property, as well as compliance with the USPAP.
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

The Bank assesses its allowance for loan and lease losses for adequacy on a quarterly basis. The DBO and the FDIC may require the Bank to recognize additions to the allowance for loan and lease losses through a provision for loan and lease losses based upon their assessment of the information available to them at the time of their examinations.
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
Available Information
We file reports with the U.S. Securities and Exchange Commission (the “SEC”), including our Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto. These reports and other information on file can be inspected and copied at the public reference facilities of the SEC at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov, which contains the reports, proxy and information statements and other information we file with the SEC.
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
Employees
As of December 31, 2018, the Bank had 635 full-time equivalent employees. None of the employees are represented by a union or covered by a collective bargaining agreement. The management of the Bank believes that its employee relations are good.
Insurance
We maintain directors and officers, financial institution bond and commercial insurance at levels deemed adequate by management to protect Hanmi Financial from certain litigation and other losses.
Competition
The banking and financial services industry in each state we are located generally, and in the Bank’s market areas specifically, are highly competitive. The increasingly competitive environment faced by banks is primarily the result of changes in laws and regulation, changes in technology and product delivery systems, new competitors in the market, and the accelerating pace of consolidation among financial service providers. We compete for loans and leases, deposits and customers with other commercial banks, savings institutions, securities and brokerage companies, mortgage companies, real estate investment trusts, insurance companies, finance companies, money market funds, credit unions, financial technology companies and other non-bank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets, including foreign-ownership, and/or offer a broader range of financial services.
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
Regulation and Supervision
(a) General
The Company, which is a bank holding company and a financial holding company, and the Bank, which is a California-chartered state nonmember bank, are subject to significant regulation and restrictions by federal and state laws and regulatory agencies. The applicable statutes and regulations, among other things, restrict activities and investments in which we may engage and our conduct of them, impose capital requirements with which we must comply, impose various reporting and information collecting obligations upon us, and subject us to comprehensive supervision and regulation by regulatory agencies. The federal and state banking statutes and regulations and the supervision, regulation and examination of banks and their parent companies by the regulatory agencies are intended primarily for the maintenance of the safety and soundness of banks and their depositors, the Deposit Insurance Fund (“DIF”) of the FDIC, and the financial system as a whole, rather than for the protection of stockholders or creditors of banks or their parent companies. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. Banking statutes, regulations and policies are continuously under review by federal and state legislatures and regulatory agencies, and a change in them could have a material adverse effect on our business, such as materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.
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

Regulations and regulatory oversight have increased significantly since 2008, primarily as a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank” or “Dodd-Frank Act”), which was signed into law on July 21, 2010. The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products, and services, including revising the deposit insurance assessment base for FDIC insurance and increasing coverage to $250,000; revising the permissibility of paying interest on business checking accounts; removing barriers to interstate branching; requiring disclosure and shareholder advisory votes on executive compensation; imposing limitations on certain short-term proprietary trading and investments in and relationships with certain private investment funds; amending the Truth in Lending Act with respect to mortgage originations; creating the Consumer Financial Protection Bureau (“CFPB”); and providing for new capital standards. The full impact of Dodd-Frank on our business may not be known for months or years.
In the exercise of their supervisory and examination authority, the regulatory agencies have emphasized corporate governance, stress testing, enterprise risk management and other board responsibilities; anti-money laundering compliance and enhanced high risk customer due diligence; vendor management; cyber security and fair lending and other consumer compliance obligations.
On February 3, 2017, President Trump signed an executive order calling for the Secretary of the Treasury to consult with other Financial Stability Oversight Council (“FSOC”) member agencies, which includes the Federal Reserve, to report on the extent which existing U.S. financial laws, regulations, guidance and other authorities are consistent with a set of “core principles” of financial policy. The core financial principles identified in the executive order include: empowering Americans to make independent financial decisions and informed choices in the marketplace, save for retirement, and build individual wealth; preventing taxpayer-funded bailouts; fostering economic growth and vibrant financial markets through more rigorous regulatory impact analysis that addresses systemic risk and market failures, such as moral hazard and information asymmetry; enabling American companies to be competitive with foreign firms in domestic and foreign markets; advancing American interests in international financial regulatory negotiations and meetings; making regulation efficient, effective, and appropriately tailored; and restoring public accountability within Federal financial regulatory agencies and rationalizing the Federal financial regulatory framework. Although the order does not specifically identify any existing laws, regulations, guidance or other authorities that the administration considers to be inconsistent with the core principles, areas that the mandated agency report may ultimately identify for reform include the Volcker Rule; and the powers, structure and funding arrangements of the FSOC, the Office of Financial Research, the prudential bank regulators, the SEC, U.S. Commodity Futures Trading Commission, and CFPB.
(c) Capital Adequacy Requirements
Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking regulators. In July 2013, the bank regulators approved enhanced regulatory capital rules (the “New Capital Rules”), which substantially revised the risk-based capital requirements applicable to banks and their parent companies. The New Capital Rules became effective as applied to the Company and the Bank on January 1, 2015, subject to a multi-year phase in period. Among other things, the New Capital Rules established a new capital measure “Common Equity Tier 1”; narrowed the definition of regulatory capital; revised the capital levels at which banks and their parent companies would be subject to prompt corrective action; expanded the scope of the deductions or adjustments from capital; excluded from Tier 1 capital non-exempt trust preferred securities and cumulative perpetual preferred stock; imposed additional constraints on the inclusion in Tier 1 capital (and stricter risk-weights for) mortgage servicing rights, certain deferred tax assets, and minority interests; and imposed stricter risk-weights for certain assets, including for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures. Under the New Capital Rules, the Company and the Bank made a one-time election to remove certain components of accumulated other comprehensive income from the computation of common equity regulatory capital.
The New Capital Rules require banking organizations to maintain: (i) a minimum capital ratio of Common Equity Tier 1 to risk-weighted assets of 4.5%; (ii) a minimum capital ratio of Tier 1 capital to risk-weighted assets of 6.0%; (iii) a minimum capital ratio of total capital to risk-weighted assets of 8.0%; and (iv) a minimum leverage ratio of Tier 1 capital to adjusted average consolidated assets of 4.0%. In addition, as fully-phased in on January 1, 2019, the New Capital Rules require a capital conservation buffer of 2.5% above the minimum capital ratios. Banking organizations with capital ratios above the minimum capital ratio but below the capital conservation buffer will face limitation on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers.
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
At December 31, 2018, the Company and the Bank’s total risk-based capital ratios were 14.54% and 14.19%, respectively; Tier 1 risk-based capital ratios were 11.74% and 13.47%, respectively; Common Equity Tier 1 capital ratios were 11.32% and 13.47%, respectively, and the Company’s and Bank’s Tier 1 leverage capital ratios were 10.18% and 11.67%, respectively, all of which ratios exceeded the minimum percentage requirements for the Bank to be deemed “well-capitalized” and for the Company to meet and exceed all applicable capital ratio requirements for regulatory purposes. The Bank’s capital conservation buffer was 6.19% and 7.20% and the Company’s capital conservation buffer was 5.74% and 6.55% as of December 31, 2018 and 2017, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources.” The federal banking regulators may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to restrictions on taking brokered deposits.
Legislation enacted in 2018 requires the federal banking agencies, including the Federal Reserve, to establish a “community bank leverage ratio” of between 8% to 10% of average total consolidated assets for qualifying institutions and holding companies with less than $10 billion of assets. Banks meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the regulatory capital requirements, including the risk-based requirements. The federal agencies issued a proposed rule in November 2018 that would set the community bank leverage ratio at 9%.
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
Management believes that, as of December 31, 2018, the Company and the Bank would meet all applicable capital requirements under the New Capital Rules on a fully phased-in basis if such requirements were currently in effect.
(d) Final Volcker Rule
Under the Volcker Rule, and subject to certain exceptions, banking entities, including the Company and the Bank, are restricted in their ability to engage in activities that are considered short-term proprietary trading and their ability to invest in and have relationships with certain private investment funds, including hedge or private equity funds that are considered “covered funds.” The regulation implementing these restrictions became effective on April 1, 2014, although the Federal Reserve extended the compliance period generally until July 2015. In addition, the compliance period for certain investments in and relationships with certain covered funds was extended by the Federal Reserve to July 2017. The Company and the Bank held no investment positions at December 31, 2018 and 2017 that were subject to the Volcker Rule. Therefore, while the Volcker Rule, including its implementing regulations, requires us to conduct certain internal analysis and reporting, it did not require any material changes in our operations or business. Legislation enacted in 2018 exempts bank holding companies with less than $10 billion in consolidated assets if its total trading assets or liabilities do not exceed 5% of total consolidated assets.
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
Bank holding companies and their subsidiaries are subject to significant regulation and restrictions by Federal and State laws and regulatory agencies, which may affect the cost of doing business, and may limit permissible activities and expansion or impact the competitive balance between banks and other financial services providers. Federal and state banking laws and regulations, among other things:

•	Require periodic reports and such additional reports of information as the Federal Reserve may require;

•	Limit the scope of bank holding companies’ activities and investments;

•	Require bank holding companies to meet or exceed certain levels of capital (See “Capital Adequacy Requirements” above);

•	Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank.

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

•
Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities; and

•
Require prior Federal Reserve approval to acquire substantially all the assets of a bank, to acquire more than 5% of a class of voting shares of a bank, or to merge with another bank holding company and consider certain competitive, management, financial, anti-money-laundering compliance, potential impact on U.S. financial stability or other factors in granting these approvals, in addition to similar California or other state banking agency approvals which may also be required.

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
(f) Other Restrictions on the Company’s Activities
The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) permits a qualifying bank holding company to elect “financial holding company” and thereby engage in a broader range of activities than would otherwise be permissible for a bank holding company. These broader activities include securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature. In addition, a financial holding company is permitted to conduct new permissible financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the Federal Reserve. In order to elect financial holding company status, a bank holding company and all depository institution subsidiaries of the bank holding company must be considered well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must receive at least a “Satisfactory” rating under the Community Reinvestment Act (the “CRA”). Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could result in material restrictions on the activities of the financial holding company, may adversely affect the financial holding company's ability to enter into certain transactions or obtain necessary approvals in connection therewith, may lead to divestiture of subsidiary banks, may require all activities to be conformed to those otherwise permissible for a bank holding company, or may result in the loss of financial holding company status. If restrictions are imposed on the activities of a financial holding company, such information may not necessarily be available to the public. The Company elected financial holding company status in 2000. Neither the Company nor the Bank engages in any activities that are permissible only for a financial holding company. The Bank was rated “Satisfactory” in meeting community credit needs under the CRA at its most recent examination for CRA performance.

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Company and any of its subsidiaries are subject to examination by, and may be required to file reports with, the DBO. The DBO approvals may also be required for certain mergers and acquisitions.
(g) Bank Regulation
The Bank is a California state-chartered commercial bank whose deposits are insured by the FDIC. Effective July 19, 2016, the Bank converted from a state member bank to a state nonmember bank and, as a result, the FDIC is its primary federal bank regulator. The DBO remains the Bank’s primary state bank regulator. The Bank is subject to comprehensive supervision, regulation, examination and enforcement by the FDIC and the DBO. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, branching and mergers and acquisitions.
Banks are also subject to restrictions on their ability to conduct transactions with affiliates and other related parties. The Federal Reserve Regulation O imposes limitations on loans or extensions of credit to “insiders”, including officers, directors, and principal shareholders. The Federal Reserve Act Section 23A and Regulation W impose quantitative limits, qualitative requirements, and collateral requirements on certain transactions with, or for the benefit of, its affiliates. Transactions covered generally include loans, extensions of credit, investments in securities issued by an affiliate, and acquisitions of assets from an affiliate. Section 23B of the Federal Reserve Act and Regulation W require that most types of transactions by a bank with, or for the benefit of, an affiliate be on terms and conditions at least as favorable to the bank as those prevailing for comparable transactions with unaffiliated parties. Dodd-Frank expanded definitions and restrictions on transactions with affiliates and insiders under Sections 23A and 23B and also lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions.
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
(h) Enforcement Authority
The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of appropriate loan and lease loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems and security, and internal audit systems; (2) loan and lease documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DBO or FDIC, as applicable, determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DBO and the FDIC have residual authority to:

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
(i) Deposit Insurance
The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. As a general matter, the maximum deposit insurance amount is $250,000 per depositor, per FDIC-insured bank, per ownership category. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by FDIC modeling based on regulatory capital and other financial ratios as well as supervisory factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DBO.
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
These laws and regulations mandate certain disclosure and reporting requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans and leases, servicing, collecting and foreclosure of loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights. The CRA is intended to encourage banks to help meet the credit needs of the communities in which they operate, including low and moderate-income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating. The CRA requires the bank regulators to take into account the bank’s record in meeting the needs of its communities when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions, or an application by the parent holding company to merge with another bank holding company or acquire a banking organization. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The Bank was rated “Satisfactory” in meeting community credit needs under the CRA at its most recent examination for CRA performance.
Dodd-Frank provided for the creation of the CFPB, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB's functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to banks, and banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, continue to be examined for compliance by their primary federal banking agency.
(m) Federal Home Loan Bank System
The Bank is a member and holder of the capital stock of the Federal Home Loan Bank of San Francisco (“FHLBSF”). There are a total of eleven Federal Home Loan Banks (each, an “FHLB”) across the U.S. owned by their members who are more than 7,300 community financial institutions of all sizes and types. Each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of FHLBSF is currently required to own stock in an amount equal to the greater of (i) a membership stock requirement of 1.0 percent of an institution’s “membership asset value” which is determined by multiplying the amount of the member’s membership assets by the applicable membership asset factors and is capped at $15 million, or (ii) an activity based stock requirement (2.7% of the member’s outstanding advances). At December 31, 2018, the Bank was in compliance with the FHLBSF’s stock ownership requirement, and our investment in FHLBSF capital stock was $16.4 million. The total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity as of December 31, 2018 were $924.4 million and $729.4 million, respectively.
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
(p) Federal Securities Law
The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to the information and proxy solicitation requirements, insider trading restrictions and other requirements under the Exchange Act.
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
Risks Relating to our Business
Difficult business and economic conditions can adversely affect our industry and business. Our financial performance generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and leases and the value of the collateral securing those loans and leases, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. While the U.S. economy has been expanding, there can be no assurance that it will continue to grow. In addition, rising geopolitical risks nationally and abroad may adversely impact the economy and financial markets in the United States. These economic pressures may adversely affect our business, financial condition, results of operations and stock price. In particular, we may face the following risks in connection with deterioration in economic conditions:

•
We face increased regulation of our industry, including changes by Congress or federal regulatory agencies to the banking and financial institutions regulatory regime, changes in accounting policies and practices and heightened legal standards and regulatory requirements that may be adopted in the future. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

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
Our Southern California concentration means economic conditions in Southern California could adversely affect our operations. Though the Bank’s operations have expanded outside of our original Southern California focus, the majority of our loan and deposit concentration is still primarily in Los Angeles County and Orange County in Southern California. Because of this geographic concentration, our results depend largely upon economic conditions in these areas. A deterioration in the economic conditions or a significant natural or man-made disaster in these market areas, could have a material adverse effect on the quality of the Bank’s loan and lease portfolio, the demand for its products and services, and on its overall financial condition and results of operations.
Our concentrations of loans and leases in certain industries could have adverse effects on credit quality. As of December 31, 2018, the Bank’s loan and lease portfolio included loans to: (i) lessors of non-residential buildings of $1.38 billion, or 29.9 percent of total loans and leases; and (ii) borrowers in the hospitality industry of $849.3 million, or 18.5 percent of total gross loans and leases. Because of these concentrations of loans in specific industries, a deterioration within these industries, could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans and leases, which could have material and adverse consequences for the Bank.
Our focus on lending to small to mid-sized community-based businesses may increase our credit risk. Most of our commercial business and commercial real estate loans are made to small or middle market businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which we operate negatively impact this important customer sector, our results of operations and financial condition and the value of our common stock may be adversely affected. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle and therefore does not provide us with a significant payment history from which to judge future collectibility. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans and leases with us, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Our allowance for loan and lease losses may not be adequate to cover actual losses. A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for loan and lease losses to provide for loan and lease defaults and non-performance. The allowance is also increased for new loan and lease growth. While we believe that our allowance for loan and lease losses is adequate to cover inherent losses, we cannot assure you that we will not increase the allowance for loan and lease losses further or that our regulators will not require us to increase this allowance. Additionally, if our assumptions in establishing the allowance for loan and lease losses are incorrect, the allowance for loan and lease losses may be insufficient to cover losses, requiring additional provisions for loan losses, which would negatively impact our financial operating results.
We are required to adopt a new accounting standard which requires measurement of certain financial assets (including loans and certain investments) using the current expected credit losses ("CECL") beginning in calendar year 2020. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The Financial Accounting Standards Board's amendment replaces the current incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. We are in the process of evaluating the impact of the adoption of this guidance on our financial statements; however, it is anticipated that the allowance will increase upon the adoption of CECL and that the increased allowance level will decrease shareholders' equity and the Company’s and Bank's regulatory capital ratios.
Our earnings are affected by changing interest rates. Our profitability is dependent to a large extent on our net interest income. Like most financial institutions, we are affected by changes in general interest rate levels and by other economic factors beyond our control. Although we believe we have implemented strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial and prolonged change in market interest rates could adversely affect our operating results.
Net interest income may decline in a particular period if:

•	in a declining interest rate environment, more interest-earning assets than interest-bearing liabilities re-price or mature, or

•	in a rising interest rate environment, more interest-bearing liabilities than interest-earning assets re-price or mature.
Our net interest income may decline based on our exposure to a difference in short-term and long-term interest rates. If the difference between the short-term and long-term interest rates shrinks or disappears, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income. In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thus reducing our net interest income. Also, certain adjustable rate loans re-price based on lagging interest rate indices. This lagging effect may also negatively impact our net interest income when general interest rates continue to rise periodically. Increasing interest rates may also reduce the fair value of our fixed rate available-for-sale investment securities negatively impacting shareholders' equity.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition. Liquidity is essential to our business. An inability to raise funds through deposits, including brokered deposits, borrowings, the sale of loans and leases and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Furthermore, if certain funding sources become unavailable, we may need to seek alternatives at higher costs, which would negatively impact our results of operations.
Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.
We are subject to government regulations that could limit or restrict our activities, which in turn could adversely affect our operations. The financial services industry is subject to extensive federal and state supervision and regulation. Changes or repeals of existing laws may cause our results to differ materially from historical and projected performance. Further, federal monetary policy, particularly as implemented through the Federal Reserve, significantly affects credit conditions, and a material change in these conditions could have a material adverse impact on our financial condition and results of operations.
Additional requirements imposed by Dodd-Frank and other regulations could adversely affect us. Dodd-Frank and related regulations subject us and other financial institutions to more restrictions, oversight, reporting obligations and costs. In addition, this increased regulation of the financial services industry restricts the ability of institutions within the industry to conduct business consistent with historical practices, including aspects such as compensation practices, interest rates for customers and new and inconsistent consumer protection regulations and mortgage regulation, among others. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.
Current and future legal and regulatory requirements, restrictions and regulations, including those imposed under Dodd-Frank, may adversely impact our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and accompanying rules.
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
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition and results of operations.
Future changes to the FDIC assessment rate could adversely affect our earnings. The amount of premiums that we are required to pay for FDIC insurance is generally beyond our control. If there are additional bank or financial institution failures, if our risk classification changes, or the method for calculating premiums change, this may impact assessment rates which may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.
The impact of the Basel III capital standards imposed enhanced capital adequacy standards on us. In June 2013, federal banking regulators jointly issued rules that impose new capital requirements. The new rules became effective for the Company and Bank on January 1, 2015, and are subject to a multi-year phase in. Among other things, the rules require that we maintain a Common Equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a Tier 1 leverage ratio of 4%. In addition, as of January 1, 2019, we have to maintain an additional capital conservation buffer of 2.5% of total risk weighted assets or be subject to limitations on dividends and other capital distributions, as well as limiting discretionary bonus payments to executive officers. Therefore, the minimum capital plus capital conservation buffer ratio is a Common Equity Tier 1 capital ratio of 7.0%, Tier 1 capital ratio of 8.5%, and total capital ratio of 10.5%. The rules also restrict grandfathered trust preferred securities from comprising more than 25% of Tier 1 capital. If an institution grows above $15 billion as a result of an acquisition, or organically grows above $15 billion and then makes an acquisition, the combined trust preferred issuances would be eliminated from Tier 1 capital. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. In addition, more stringent capital requirements could require us to raise additional capital on terms which may not be favorable.
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
The occurrence of breaches or failures of our information security controls or cybersecurity-related incidents could also have a material adverse effect on our business, financial condition and results of operations. As a financial institution, we are susceptible to information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber attacks.
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

To date we have not experienced any material losses relating to cyber attacks or other information security breaches, but there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to enhance our internet banking and mobile banking channel strategies to serve our customers when and how they want to be served, and our expanded geographic footprint. There continues to be a rise in security breaches and cyber attacks within the financial services industry, especially in the commercial banking sector. For example, financial institutions continue to be the target of various evolving and adaptive cyber attacks, including malware, ransomware and denial-of-service, as part of an effort to disrupt the operations of financial institutions, potentially test their cybersecurity capabilities, or obtain confidential, proprietary or other information. Consistent with industry trends, we have also experienced an increase in attempted security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
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
The failure to maintain current technologies and the costs to update technology could negatively impact the Corporation's business and financial results. Our future success depends, in part, on our ability to effectively embrace technology to better serve customers and reduce costs.  The Corporation may be required to expand additional resources to employ this technology. Failure to keep pace with technological change could potentially have an adverse effect on our business operations and financial condition and results of operations.
We may not be able to successfully implement future information technology system enhancements, which could adversely affect our business operations and profitability. We invest significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. We may not be able to successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in our stock, among others. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.
Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.
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
Negative publicity could damage our reputation. Reputation risk, or the risk to our earnings and capital from negative publicity or public opinion, is inherent in our business. Negative publicity or public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or perceived conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct.
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
We are exposed to the risks of natural disasters. A significant portion of our operations is concentrated in Southern California. California is in an earthquake-prone region. A major earthquake may result in material loss to us. A significant percentage of our loans and leases are and will be secured by real estate. Many of our borrowers may suffer uninsured property damage, experience interruption of their businesses or lose their jobs after an earthquake. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value. Unlike a bank with a customer base that is more geographically diversified, we are vulnerable to greater losses if an earthquake, fire, flood or other natural catastrophe occurs in Southern California.
Risks Relating to Ownership of Our Common Stock
The Bank could be restricted from paying dividends to us, its sole shareholder, and, thus, we would be restricted from paying dividends to our stockholders in the future. The primary source of our income from which we pay our obligations and distribute dividends to our stockholders is from the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. As of January 1, 2019, the Bank had the ability to pay $70.3 million of dividends without the prior approval of the Commissioner of Business Oversight.
The price of our common stock may be volatile or may decline. The trading price of our common stock may fluctuate significantly due to a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted legislative or regulatory or accounting changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.
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
In addition, we adopted the 2013 Equity Compensation Plan that provides for the granting of awards to our directors, executive officers and other employees. The plan provides awards of any options, stock appreciation right, restricted stock award, restricted stock unit award, share granted as a bonus or in lieu of another award, dividend equivalent, other stock-based award or performance award. As of December 31, 2018, 338,338 shares of our common stock were issuable under options granted in connection with our stock option plans. It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.
Furthermore, as of December 31, 2018, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 62,500,000 shares of common stock. Our Amended and Restated Certificate of Incorporation does not provide for preemptive rights to the holders of our common stock. Any authorized but unissued shares are available for issuance by our Board of Directors. As a result, if we issue additional shares of common stock to raise additional capital or for other corporate purposes, you may be unable to maintain your pro rata ownership in the Company.
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
Anti-takeover provisions and state and federal law may limit the ability of another party to acquire us, which could cause our stock price to decline. Various provisions of our Amended and Restated Certificate of Incorporation and By-laws could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our stockholders. These provisions provide for, among other things, supermajority voting approval for certain actions, limitation on large stockholders taking certain actions and authorization to issue “blank check” preferred stock by action of the Board of Directors without stockholder approval. In addition, the BHCA, and the Change in Bank Control Act of 1978, as amended, together with applicable federal regulations, require that, depending on the particular circumstances, either Federal Reserve approval must be obtained or notice must be furnished to Federal Reserve and not disapproved prior to any person or entity acquiring “control” of a state nonmember bank, such as the Bank. Additional prior approvals from other federal or state bank regulators may also be necessary depending upon the particular circumstances. These provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.
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
Item 1B.     Unresolved Staff Comments
None.
Item 2.         Properties
Hanmi Financial’s principal office is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California. As of December 31, 2018, we had 55 properties consisting of 39 branch offices and 9 loan production offices, and 7 other properties. We own 17 locations and the remaining properties are leased.
As of December 31, 2018, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $27.8 million. Our lease expense was $7.4 million for the year ended December 31, 2018. We consider our present facilities to be sufficient for our current operations.
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

Part II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Hanmi Financial’s common stock is traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol “HAFC." As of February 26, 2019, there were approximately 797 record holders of our common stock.
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

	December 31,
	2013	2014	2015	2016	2017	2018
Hanmi Financial Corporation	$100.00	$99.63	$108.36	$159.43	$138.65	$90.00
Nasdaq Composite	100.00	113.40	119.89	128.89	165.29	158.87
S&P 500 Financials	100.00	113.10	109.17	131.16	157.42	134.34
SNL Bank $1B-$5B	100.00	102.60	112.78	159.07	167.22	144.37
Source: SNL Financial LC, Charlottesville, VA

Recent Unregistered Sales of Equity Securities
There were no unregistered sales of Hanmi Financial’s equity securities during the year ended December 31, 2018.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During 2018, the Company acquired 22,426 shares from employees in connection with the satisfaction of income tax withholding obligations incurred through vesting of Company stock awards. In addition, the following table presents stock purchases made in respect of the stock repurchase program announced on August 30, 2018 that authorized the buy-back of up to 5%, or 1,600,000, of our shares outstanding. The program was completed as of December 31, 2018. The table below provides information on purchases made during the three months ended December 31, 2018:

	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
October 1, 2018 - October 31, 2018	$22.08	180,727	989,715
November 1, 2018 - November 30, 2018	21.24	745,878	243,837
December 1, 2018 - December 31, 2018	21.12	243,837	—
	$21.34	1,170,442	—
Item 6.         Selected Financial Data
The following table presents selected historical financial information. This selected historical financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Report and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial data as of December 31, 2018 and 2017 and for each of the years in the three-year period ended December 31, 2018 was derived from our audited financial statements that appear in this Form 10-K. The selected historical financial data as of December 31, 2016, 2015 and 2014 and for the two-year period ended December 31, 2015 was derived from our audited financial statements that do not appear in this Form 10-K. In the opinion of management, the information presented reflects all adjustments, including normal and recurring accruals, considered necessary for a fair presentation of the results of such periods.

	As of and for the Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share data)
Summary Statements of Operations:
Interest and dividend income	$234,397	$209,321	$178,471	$164,226	$136,734
Interest expense	53,384	32,519	18,274	16,109	14,033
Net interest income	181,013	176,802	160,197	148,117	122,701
Loan and lease loss provision (income)	3,990	831	(4,339)	(11,614)	(6,258)
Noninterest income	24,520	33,415	33,075	47,602	42,296
Noninterest expense	117,573	114,102	108,223	115,328	98,671
Income before provision for income taxes	83,970	95,284	89,388	92,005	72,584
Provision for income taxes	26,102	40,624	32,899	38,182	22,379
Net income from continuing operations	57,868	54,660	56,489	53,823	50,205
Loss from discontinued operations	—	—	—	—	444
Net income	$57,868	$54,660	$56,489	$53,823	$49,761

Summary Balance Sheets:
Cash and due from banks	$155,376	$153,826	$147,235	$164,364	$158,320
Securities	574,908	578,804	516,964	698,296	1,060,717
Loans and leases receivable, net (1)	4,568,566	4,273,415	3,812,340	3,140,381	2,735,832
Assets	5,502,219	5,210,485	4,701,346	4,234,521	4,232,443
Deposits	4,747,235	4,348,654	3,809,737	3,509,976	3,556,746
Liabilities	4,949,651	4,648,008	4,170,321	3,740,603	3,779,056
Stockholders’ equity	552,568	562,477	531,025	493,918	453,387
Tangible equity	540,386	549,933	518,136	492,217	451,307
Average loans and leases receivable (2)	4,456,202	4,039,346	3,423,292	2,901,698	2,440,682
Average securities	587,916	583,971	614,749	788,156	648,937
Average assets	5,357,965	4,952,466	4,372,698	4,076,669	3,410,751
Average deposits	4,461,045	4,160,072	3,607,585	3,502,886	2,872,029
Average stockholders’ equity	574,764	548,135	518,867	476,401	425,913

Per Share Data:
Earnings per share – basic	$1.80	$1.70	$1.76	$1.69	$1.57
Earnings per share – diluted	$1.79	$1.69	$1.75	$1.68	$1.56
Book value per share (3)	$17.87	$17.34	$16.42	$15.45	$14.21
Tangible book value per share (4)	$17.47	$16.96	$16.03	$15.39	$14.14
Cash dividends declared per share	$0.96	$0.80	$0.66	$0.47	$0.28
Common shares outstanding	30,928,437	32,431,627	32,330,747	31,974,359	31,910,203

	As of and for the Year Ended December 31,
	2018	2017	2016	2015	2014
Selected Performance Ratios:
Return on average assets (5) (12)	1.08%	1.10%	1.29%	1.32%	1.47%
Return on average stockholders’ equity (6) (12)	10.07%	9.97%	10.89%	11.30%	11.79%
Net interest margin (7)	3.57%	3.82%	3.95%	3.90%	3.88%
Efficiency ratio (8)	57.20%	54.28%	56.00%	58.93%	59.80%
Dividend payout ratio (9)	53.33%	47.06%	37.57%	27.81%	17.83%
Average stockholders’ equity to average assets	10.73%	11.07%	11.87%	11.69%	12.49%

Selected Capital Ratios:
Total risk-based capital ratio:
Hanmi Financial	14.54%	15.50%	13.86%	14.91%	15.89%
Hanmi Bank	14.19%	15.20%	13.64%	14.86%	15.18%
Tier 1 risk-based capital ratio:
Hanmi Financial	11.74%	12.55%	13.02%	13.65%	14.63%
Hanmi Bank	13.47%	14.47%	12.80%	13.60%	13.93%
Common equity tier 1 capital ratio:
Hanmi Financial	11.32%	12.19%	12.73%	13.65%	—%
Hanmi Bank	13.47%	14.47%	12.80%	13.60%	—%
Tier 1 leverage ratio:
Hanmi Financial	10.18%	10.79%	11.53%	11.31%	10.91%
Hanmi Bank	11.67%	12.44%	11.33%	11.27%	10.39%

Selected Asset Quality Ratios:
Non-performing loans and leases to loans and leases (10)	0.34%	0.37%	0.30%	0.60%	0.92%
Non-performing assets to assets (11)	0.29%	0.34%	0.40%	0.65%	0.97%
Net loan and lease charge-offs (recoveries) to average loans and leases	0.07%	0.05%	0.18%	(0.06)%	(0.06)%
Allowance for loan and lease losses to loans and leases	0.70%	0.73%	0.85%	1.37%	1.93%
Allowance for loan and lease losses to non-performing loans and leases	205.90%	196.41%	284.32%	224.58%	208.31%

(1)	Excludes loans held for sale and net of allowance for loan and lease losses.

(2)	Includes loans held for sale and before allowance for loan and lease losses.

(3)	Stockholders’ equity divided by shares of common stock outstanding.

(4)	Tangible equity divided by common shares outstanding. Tangible equity is a "Non-GAAP" financial measure, as discussed in the following section.

(5)	Net income divided by average assets.

(6)	Net income divided by average stockholders’ equity.

(7)	Net interest income divided by average interest-earning assets. Computed on a tax-equivalent basis using the statutory federal tax rate.

(8)	Noninterest expense divided by the sum of net interest income and noninterest income.

(9)	Dividends declared per share divided by basic earnings per share.

(10)	Nonperforming loans and leases, excluding loans held for sale, consist of nonaccrual loans and leases, and loans and leases past due 90 days or more still accruing interest.

(11)	Nonperforming assets consist of nonperforming loans and leases and other real estate owned.

(12)	Amounts calculated on net income from continuing operations.

Non-GAAP Financial Measures
The Company calculates certain supplemental financial information determined by methods other than in accordance with U.S. GAAP, including tangible assets, tangible stockholders' equity and tangible book value per share. These non-GAAP measures are used by management in analyzing Hanmi Financial’s capital strength without the impact of acquisitions.
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
Tangible Stockholders’ Equity and Tangible Book Value Per Share
The following table reconciles these non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Stockholders’ equity	$552,568	$562,477	$531,025	$493,918	$453,387
Less: goodwill	(11,031)	(11,031)	(11,031)	—	—
Less: other intangible assets	(1,151)	(1,513)	(1,858)	(1,701)	(2,080)
Tangible stockholders' equity	$540,386	$549,933	$518,136	$492,217	$451,307

Book value per share	$17.87	$17.34	$16.42	$15.45	$14.21
Effect of intangible assets	(0.40)	(0.38)	(0.39)	(0.06)	(0.07)
Tangible book value per share	$17.47	$16.96	$16.03	$15.39	$14.14
Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2018, 2017 and 2016. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes related thereto presented elsewhere in this Report. See also “Cautionary Note Regarding Forward-Looking Statements.”
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
Executive Overview
For the years ended December 31, 2018, 2017 and 2016, net income was $57.9 million, $54.7 million and $56.5 million, respectively. The increase of $3.2 million, or 5.9 percent, in net income for the year ended December 31, 2018 as compared with the year ended December 31, 2017, was primarily due to a decrease in income tax expense of $14.5 million, or 35.7 percent, mainly resulting from the Tax Cuts and Jobs Act enacted in December 2017, offset by a decrease in noninterest income and an increase in noninterest expenses.
The decrease in net income for the year ended December 31, 2017 as compared with the year ended December 31, 2016 was due mainly to the increase in tax expense by 23.5 percent or $7.7 million, primarily because of a one-time revaluation adjustment to reduce the Company’s deferred tax asset due to a change in the Federal corporate tax rate in connection with the passage of the Tax Cuts and Jobs Act offset by a decrease in noninterest income and an increase in noninterest expenses.
For the years ended December 31, 2018, 2017 and 2016, our earnings per diluted share were $1.79, $1.69 and $1.75, respectively.
Significant financial highlights include:

•	Loans and leases receivable increased by $295.2 million, or 6.9 percent, to $4.57 billion as of December 31, 2018, compared with $4.27 billion as of December 31, 2017.

•
Deposits were $4.75 billion at December 31, 2018 compared with $4.35 billion at December 31, 2017 as time deposits increased $385.2 million, or 27.2 percent, interest-bearing money market and savings accounts increased $46.5 million, or 3.0 percent, noninterest-bearing demand deposits decreased $27.7 million, or 2.1 percent and interest-bearing demand deposits decreased $5.4 million, or 5.8 percent.

•
Cash dividends of $0.96 per share of common stock were declared for the year ended December 31, 2018, compared with $0.80 and $0.66 per share of common stock for the year ended December 31, 2017 and 2016, respectively.

Results of Operations
Net Interest Income
Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets, and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on loans and leases are affected principally by changes to market interest rates, the demand for such loans and leases, the supply of money available for lending purposes, and other competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve.
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

	For the Year Ended
	December 31, 2018			December 31, 2017			December 31, 2016
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (1)	$4,456,202	$219,590	4.93%	$4,039,346	$195,790	4.85%	$3,423,292	$164,642	4.81%
Securities (2)	587,916	13,528	2.30%	583,971	13,771	2.36%	614,749	13,194	2.15%
FRB and FHLB stock (3)	16,385	1,413	8.62%	16,385	1,232	7.52%	24,189	2,467	10.20%
Interest-bearing deposits in other banks	31,478	577	1.83%	40,333	449	1.11%	41,730	208	0.50%
Total interest-earning assets	5,091,981	235,108	4.62%	4,680,035	211,242	4.51%	4,103,960	180,511	4.40%
Noninterest-earning assets:
Cash and due from banks	122,925			116,716			115,229
Allowance for loan and lease losses	(31,880)			(33,277)			(40,856)
Other assets	174,939			188,992			194,365
Total noninterest-earning assets	265,984			272,431			268,738
Total assets	$5,357,965			$4,952,466			$4,372,698
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$91,495	$106	0.12%	$93,184	$74	0.08%	$95,298	$75	0.08%
Money market and savings	1,444,674	16,182	1.12%	1,495,378	12,515	0.84%	1,074,247	6,470	0.60%
Time deposits	1,609,403	26,792	1.66%	1,322,352	13,500	1.02%	1,255,883	10,025	0.80%
Total interest-bearing deposits	3,145,572	43,080	1.37%	2,910,914	26,089	0.90%	2,425,428	16,570	0.68%
Borrowings	174,452	3,379	1.94%	119,041	1,077	0.90%	196,708	879	0.45%
Subordinated debentures	117,524	6,925	5.88%	95,811	5,353	5.57%	18,817	825	4.38%
Total interest-bearing liabilities	3,437,548	53,384	1.55%	3,125,766	32,519	1.04%	2,640,953	18,274	0.69%
Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,315,473			1,249,158			1,182,157
Other liabilities	30,180			29,407			30,721
Stockholders’ equity	574,764			548,135			518,867
Total liabilities and stockholders’ equity	$5,357,965			$4,952,466			$4,372,698
Net interest income		$181,724			$178,723			$162,237
Cost of deposits (4)			0.97%			0.63%			0.46%
Net interest spread (taxable equivalent basis) (5)			3.07%			3.47%			3.71%
Net interest margin (taxable equivalent basis) (6)			3.57%			3.82%			3.95%

(1)	Loans and leases include loans held for sale and exclude the allowance for loan and lease losses. Nonaccrual loans and leases are included in the average loan and lease balance.

(2)	Amounts calculated on a fully equivalent basis using the current statutory federal tax rate.

(3)	2016 income include special dividend of $559,000 from FHLB of San Francisco.

(4)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(5)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended December 31,
	2018 vs 2017			2017 vs 2016
	Increases (Decreases) Due to Change In			Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans and leases (1)	$20,600	$3,200	$23,800	$29,772	$1,376	$31,148
Securities (2)	95	(338)	(243)	(682)	1,259	577
FRB and FHLB stock	—	181	181	(681)	(554)	(1,235)
Interest-bearing deposits in other banks	(115)	243	128	(7)	248	241
Total interest and dividend income (2)	$20,580	$3,286	$23,866	$28,402	$2,329	$30,731
Interest expense:
Demand: interest-bearing	$—	$32	$32	$(1)	$—	$(1)
Money market and savings	143	3,524	3,667	2,992	3,053	6,045
Time deposits	3,398	9,894	13,292	561	2,914	3,475
Borrowings	664	1,638	2,302	(70)	268	198
Subordinated debentures	1,265	307	1,572	4,245	283	4,528
Total interest expense	$5,470	$15,395	$20,865	$7,727	$6,518	$14,245
Change in net interest income (2)	$15,110	$(12,109)	$3,001	$20,675	$(4,189)	$16,486

(1)	Loans and leases include loans held for sale and exclude the allowance for loan and lease losses. Nonaccrual loans and leases are included in the average loan and lease balance.

(2)	Amounts calculated on a fully equivalent basis using the current statutory federal tax rate.
2018 Compared to 2017
Interest income, on a taxable equivalent basis, increased $23.9 million, or 11.3 percent, to $235.1 million for the year ended December 31, 2018 from $211.2 million for the year ended December 31, 2017. Interest expense increased $20.9 million or 64.2 percent, to $53.4 million in 2018 from $32.5 million in 2017. Net interest income, on a taxable equivalent basis, was $181.7 million and $178.7 million in 2018 and 2017, respectively. The increase in net interest income was primarily attributable to the growth in average loans and leases and the higher percentage of loans and leases in the mix of interest-earning assets. Average loans and leases were 87.5 percent of average interest earning assets for 2018, up from 86.3 percent for 2017. The net interest spread and net interest margin, on a taxable equivalent basis, for the year ended December 31, 2018 were 3.07 percent and 3.57 percent, respectively, compared with 3.47 percent and 3.82 percent, respectively, for the same period in 2017.
Average loans and leases increased $416.9 million, or 10.3 percent, to $4.46 billion in 2018 from $4.04 billion in 2017. Average securities increased $3.9 million, or 0.7 percent, to $587.9 million in 2018 from $584.0 million in 2017. Average interest earning assets increased $411.9 million, or 8.8 percent, to $5.09 billion for the year ended December 31, 2018 from $4.68 billion for 2017. The increase in average loans and leases was due mainly to new loan production. Average interest-bearing liabilities increased $311.8 million, or 10.0 percent, to $3.44 billion in 2018 compared to $3.13 billion in 2017. The increase in average interest-bearing liabilities resulted primarily from an increase in time deposits, borrowings and subordinated debentures, offset mainly by a decrease in money market and savings.
The average yield on loans and leases increased to 4.93 percent for the year ended December 31, 2018 from 4.85 percent in 2017, primarily due to an increase in market interest rates and change in composition of the loan portfolio. The average yield on securities, on a taxable equivalent basis, decreased to 2.30 percent in 2018 from 2.36 percent in 2017, attributable primarily to the lower taxable-equivalent yield of the tax-exempt municipal securities resulting from the Tax Cuts and Jobs Act. The average yield on interest-earning assets, on a taxable equivalent basis, increased 11 basis points to 4.62 percent in 2018 from 4.51 percent in 2017, due mainly to the increase in the yields on the loan and lease portfolio. The average cost of interest-bearing liabilities increased by 51 basis points to 1.55 percent in 2018 from 1.04 percent in 2017. The increase was due to increases in the market interest rates and competition.

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
Provision for Loan and Lease Losses
As a result of credit risks inherent in our lending business, we set aside an allowance for loan and lease losses through charges to earnings. These charges are made not only for our outstanding loan and lease portfolio, but also for off-balance sheet items, such as commitments to extend credit, or letters of credit. The charges made for our outstanding loan and lease portfolio are recorded to the allowance for loan and lease losses, whereas charges for off-balance sheet items are recorded to the allowance for off-balance sheet items, and are presented as a component of other liabilities.
2018 Compared to 2017
A loan and lease loss provision of $4.0 million was recorded for the year ended December 31, 2018, compared with a loan and lease loss provision of $831,000 for the year ended December 31, 2017. The charge to other noninterest expense for losses on off-balance sheet items was $143,000 in 2018 compared to a credit of $112,000 for the same period in 2017.
Net loan and lease charge-offs were $3.1 million, or 0.07 percent of average loans and leases, for the year ended December 31, 2018 compared with net loan and lease charge-offs of $2.2 million, or 0.05 percent of average loans and leases, for the year ended December 31, 2017.
Classified loans and leases decreased by $1.7 million, or 5.3 percent, to $29.5 million for the year ended December 31, 2018 from $31.2 million for the year ended December 31, 2017.
2017 Compared to 2016
A loan and lease loss provision of $831,000 was recorded for the year ended December 31, 2017, which included a $651,000 negative provision for losses on PCI loans, compared to a negative loan and lease loss provision of $4.3 million for the year ended December 31, 2016, which included a $663,000 provision for losses on PCI loans. The charge to other noninterest expense for losses on off-balance sheet items was $112,000 in 2017 compared to a credit of $198,000 for the same period in 2016.
Net loan and lease charge-offs were $2.2 million, or 0.05 percent of average loans and leases, for the year ended December 31, 2017 compared with net loan and lease charge-offs of $6.2 million, or 0.18 percent of average loans and leases, for the year ended December 31, 2016. There were no PCI loan charge-offs in 2017 compared to $5.1 million in PCI loan charge-offs in 2016.
Classified loans and leases increased by $933,000, or 3.1 percent, to $31.2 million for the year ended December 31, 2017 from $30.3 million for the year ended December 31, 2016.
See “Nonperforming Assets” and “Allowance for Loan and Lease Losses and Allowance for Off-Balance Sheet Items” for further details.
Noninterest Income
The following table sets forth the various components of non-interest income for the years indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Service charges on deposit accounts	$10,000	$10,396	$11,380
Trade finance and other service charges and fees	4,616	4,495	4,232
Other operating income	5,291	8,042	11,383
Subtotal	19,907	22,933	26,995
Gain on sale of SBA loans	4,954	8,734	6,034
Net (loss) gain on sales of securities	(341)	1,748	46
Total noninterest income	$24,520	$33,415	$33,075
2018 Compared to 2017
For the year ended December 31, 2018 noninterest income was $24.5 million, a decrease of $8.9 million, or 26.6 percent, compared with $33.4 million in 2017. The decrease was primarily attributable to decreases in gain on sale of SBA loans, disposition gains on PCI loans and gain on sale of securities. Sales of SBA loans resulted in a net gain of $5.0 million for the year ended December 31, 2018 compared with $8.7 million in 2017. Disposition on gains on PCI loans were $166,000 in 2018 compared with $1.8 million in 2017 and securities resulted in a net loss of $341,000 for the year ended December 31, 2018 compared to gains of $1.7 million in 2017. Gain on sale of PCI loans is included in other operating income for each of the years presented in the above table.
2017 Compared to 2016
For the year ended December 31, 2017 noninterest income was $33.4 million, an increase of $340,000, or 1.0 percent, compared with $33.1 million in 2016. The increase was primarily attributable to increases in gain on sale of SBA loans and securities offset by lower gains from the resolution or disposition of PCI loans. Sales of SBA loans resulted in a net gain of $8.7 million for the year ended December 31, 2017 compared with $6.0 million in 2016 and securities resulted in a net gain of $1.7 million for the year ended December 31, 2017 compared with gains of $46,000 in 2016. Disposition gains on PCI loans were $1.8 million in 2017 compared with $5.0 million in 2016.

Noninterest Expense
The following table sets forth various components of noninterest expense for the years indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Salaries and employee benefits	$69,435	$67,944	$63,956
Occupancy and equipment	15,944	15,740	14,992
Data processing	6,870	6,960	5,674
Professional fees	6,178	5,464	5,374
Supplies and communications	3,003	2,912	2,949
Advertising and promotion	4,041	3,952	3,910
Merger and integration costs (income)	846	(40)	312
Other operating expenses	11,749	10,868	10,993
Subtotal	118,066	113,800	108,160
OREO (income) expense	(493)	302	63
Total noninterest expense	$117,573	$114,102	$108,223
2018 Compared to 2017
For the year ended December 31, 2018, noninterest expense was $117.6 million, an increase of $3.5 million, or 3.0 percent, compared with $114.1 million in 2017. The increase was due primarily to increases in salaries and employee benefits, merger and integration costs and other operating expenses, offset by a decrease in OREO expense.
2017 Compared to 2016
For the year ended December 31, 2017, noninterest expense was $114.1 million, an increase of $5.9 million or 5.4 percent, compared with $108.2 million in 2016. The increase was due primarily to increases in salaries and employee benefits and data processing fees.
Income Tax Expense
For the years ended December 31, 2018, 2017 and 2016, income tax expense was $26.1 million, $40.6 million and $32.9 million, respectively. The effective tax rate for the years ended December 31, 2018, 2017 and 2016 was 31.1 percent, 42.6 percent and 36.8 percent, respectively. The lower effective tax rate in 2018 was due mainly to the decreased federal statutory income tax rate to 21 percent from 35 percent. The higher effective tax rate in 2017 included a $3.9 million charge arising from a one-time revaluation adjustment to reduce the Company’s deferred tax asset due to a change in the Federal corporate tax in connection with the passage of the Tax Cuts and Jobs Act on December 22, 2017. The lower effective tax rate for 2016 included a $1.8 million benefit arising from the finalization of the 2014 amended income tax returns.
Income taxes are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 11 — Income Taxes” presented elsewhere herein.
Financial Condition
Securities Portfolio
Securities are classified as held to maturity, available for sale, or trading in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified either as “available for sale” or “trading.” There were no held to maturity or trading securities as of December 31, 2018 and 2017. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale and trading securities are stated at fair value. The composition of our securities portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. Our securities portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.
As of December 31, 2018, our securities portfolio was primarily composed of mortgage-backed securities and collateralized mortgage obligations issued by U.S. government sponsored agencies as well as tax exempt municipal bonds.

Most of the securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of December 31, 2018, 2017 and 2016.
The following table summarizes the amortized cost, fair value and distribution of securities as of the dates indicated:

	December 31, 2018			December 31, 2017			December 31, 2016
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(in thousands)
Securities available for sale:
Mortgage-backed securities (1)	$300,957	$295,034	$(5,923)	$306,166	$303,609	$(2,557)	$230,489	$229,630	$(859)
Collateralized mortgage obligations (1)	124,550	122,292	(2,258)	119,658	117,768	(1,890)	77,447	76,451	(996)
U.S. government agency securities	7,499	7,402	(97)	7,499	7,414	(85)	7,499	7,441	(58)
SBA loan pool securities	—	—	—	—	—	—	4,356	4,146	(210)
Municipal bonds-tax exempt	110,670	110,350	(320)	125,601	127,475	1,874	159,789	158,030	(1,759)
Municipal bonds-taxable	—	—	—	—	—	—	13,391	13,701	310
Corporate bonds	—	—	—	—	—	—	5,010	5,015	5
U.S. treasury securities	39,768	39,830	62	152	152	—	156	156	—
Mutual funds	—	—	—	22,916	22,386	(530)	22,916	22,394	(522)
Total securities available for sale:	$583,444	$574,908	$(8,536)	$581,992	$578,804	$(3,188)	$521,053	$516,964	$(4,089)

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.
As of December 31, 2018, securities available for sale decreased 0.7 percent to $574.9 million from $578.8 million as of December 31, 2017. The decrease was mainly due to sale of all of our mutual funds and an increase in unrealized losses, offset by purchases of U.S. treasury securities. As of December 31, 2018, securities available for sale had a net unrealized loss of $8.5 million, comprised of $401,000 of unrealized gains and $8.9 million of unrealized losses. As of December 31, 2017, securities available for sale had a net unrealized loss of $3.2 million, comprised of $2.1 million of unrealized gains and $5.3 million of unrealized losses.
The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their weighted-average yield as of December 31, 2018:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$1	2.78%	$68,877	2.20%	$63,263	2.34%	$168,816	2.50%	$300,957	2.40%
Collateralized mortgage obligations	—	—%	4,543	1.53%	15,963	1.65%	104,044	2.42%	124,550	2.29%
U.S. government agency securities	3,000	1.20%	4,499	1.73%	—	—%	—	—%	7,499	1.52%
Municipal bonds-tax exempt (1)	—	—%	18,673	2.27%	68,241	2.76%	23,756	3.41%	110,670	2.82%
U.S. treasury securities	14,804	2.42%	24,964	2.66%	—	—%	—	—%	39,768	2.57%
Total securities available for sale	$17,805	2.22%	$121,556	2.26%	$147,467	2.46%	$296,616	2.54%	$583,444	2.45%

(1)	The yield on municipal bonds has been computed at the applicable federal statutory rate.
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
The following sets forth the amount of total loans and leases outstanding in each category as of the dates indicated, excluding loans held for sales:

	As of December 31,
	2018	2017	2016
		(in thousands)
Real estate loans:
Commercial property
Retail	$906,260	$915,273	$859,953
Hospitality	830,679	681,325	651,158
Other (1)	1,449,270	1,417,273	1,372,535
Total commercial property loans	3,186,209	3,013,871	2,883,646
Construction	71,583	55,190	55,962
Residential property	500,563	521,853	338,767
Total real estate loans	3,758,355	3,590,914	3,278,375
Commercial and industrial loans:
Commercial term	206,691	182,685	138,168
Commercial lines of credit	194,032	181,894	136,231
International loans	29,180	34,622	25,821
Total commercial and industrial loans	429,903	399,201	300,220
Leases receivable	398,858	297,284	243,294
Consumer loans (2)	13,424	17,059	22,880
Loans and leases receivable	4,600,540	4,304,458	3,844,769
Allowance for loans and lease losses	(31,974)	(31,043)	(32,429)
Loans and leases receivable, net	$4,568,566	$4,273,415	$3,812,340

(1)
Includes, among other property types, mixed-use, gas station, apartment, office, industrial, faith-based facilities and warehouse; the remaining real estate categories represents less than one percent of the Company's total loans and leases.

(2)	Consumer loans include home equity lines of credit.

As of December 31, 2018, 2017 and 2016, loans and leases receivable (excluding loans held for sale), net of deferred loan costs, discounts and allowance for loan and lease losses, were $4.57 billion, $4.27 billion and $3.81 billion, respectively, representing an increase of $295.2 million or 6.9 percent in 2018, and $461.1 million, or 12.1 percent in 2017. The $295.2 million increase in loans and leases in 2018 was attributable primarily to an increase in commercial property loans and leases receivable.
During the year ended December 31, 2018, total loan and lease disbursements consisted of $535.2 million in commercial real estate loans, $238.6 million in leases receivable, $147.7 million in commercial and industrial loans, $110.9 million in SBA loans and $73.0 million in consumer loans, offset by $730.9 million in pay-offs and other net reductions.

The following table sets forth the percentage distribution of loans and leases in each category as of the dates indicated:

	As of December 31,
	2018	2017	2016
Real estate loans:
Commercial property
Retail	19.7%	21.3%	22.4%
Hospitality	18.1%	15.8%	16.9%
Other	31.4%	33.0%	35.7%
Total commercial property loans	69.2%	70.1%	75.0%
Construction	1.6%	1.3%	1.5%
Residential property	10.9%	12.1%	8.8%
Total real estate loans	81.7%	83.5%	85.3%
Commercial and industrial loans:
Commercial term	4.5%	4.2%	3.6%
Commercial lines of credit	4.2%	4.2%	3.5%
International loans	0.6%	0.8%	0.7%
Total commercial and industrial loans	9.3%	9.2%	7.8%
Leases receivable	8.7%	6.9%	6.3%
Consumer loans	0.3%	0.4%	0.6%
Loans and leases receivable	100.0%	100.0%	100.0%

The table below shows the maturity distribution of outstanding loans and leases as of December 31, 2018. In addition, the table shows the distribution of such loans and leases between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Five Years	After Five Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$57,835	$638,568	$209,857	$906,260
Hospitality	53,964	576,553	200,162	830,679
Other	139,359	1,000,114	309,797	1,449,270
Total commercial property loans	251,158	2,215,235	719,816	3,186,209
Construction	49,162	22,421	—	71,583
Residential property	781	1,298	498,484	500,563
Total real estate loans	301,101	2,238,954	1,218,300	3,758,355
Commercial and industrial loans:
Commercial term	31,015	104,017	71,659	206,691
Commercial lines of credit	188,791	5,241	—	194,032
International loans	28,637	—	543	29,180
Total commercial and industrial loans	248,443	109,258	72,202	429,903
Leases receivable	771	2,017	396,070	398,858
Consumer loans	2,754	353	10,317	13,424
Loans and leases receivable	$553,069	$2,350,582	$1,696,889	$4,600,540
Loans and leases with predetermined interest rates	$161,623	$1,247,096	$627,497	$2,036,216
Loans and leases with variable interest rates	$391,446	$1,103,486	$1,069,392	$2,564,324
As of December 31, 2018, the loan and leases portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of loans and leases receivable:

Industry	Balance as of December 31, 2018	Percentage of Gross Loans Outstanding
	(in thousands)
Lessor of nonresidential buildings	$1,376,868	29.9%
Hospitality	$849,348	18.5%
There was no other concentration of loans and leases to any one type of industry exceeding 10 percent of loans and leases receivable.

Nonperforming Assets
Nonperforming loans and leases consist of loans and leases on nonaccrual status and loans and leases 90 days or more past due and still accruing interest. Nonperforming assets consist of nonperforming loans and leases and OREO. Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on nonaccrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual loans may be restored to accrual status when principal and interest become current and full repayment is expected, which generally occurs after sustained payment of six months. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for nonaccrual. OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale.
Except for nonperforming loans and leases set forth below, management is not aware of any loans and leases as of December 31, 2018 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as nonperforming at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.
The following table provides information with respect to the components of nonperforming assets as of the dates indicated:

	2018	2017	2016
	(dollars in thousands)
Nonperforming loans and leases:
Real estate loans:
Commercial property
Retail	$865	$224	$404
Hospitality	3,625	5,263	5,266
Other	1,641	2,462	3,058
Total commercial property loans	6,131	7,949	8,728
Residential property	182	591	564
Total real estate loans	6,313	8,540	9,292
Commercial and industrial loans	3,337	1,892	824
Leases receivable	5,129	4,452	901
Consumer loans	746	921	389
Total nonaccrual loans	15,525	15,805	11,406
Loans and leases 90 days or more past due and still accruing	4	—	—
Total nonperforming loans and leases (1)	15,529	15,805	11,406
Other real estate owned	663	1,946	7,484
Total nonperforming assets	$16,192	$17,751	$18,890
Nonperforming loans and leases as a percentage of loans and leases receivable	0.34%	0.37%	0.30%
Nonperforming assets as a percentage of assets	0.29%	0.34%	0.40%
Troubled debt restructured performing loans	$6,029	$7,259	$11,146

(1)	Include troubled debt restructured nonperforming loans of $4.3 million, $8.1 million and $6.9 million as of December 31, 2018, 2017 and 2016, respectively.
Nonaccrual loans and leases were $15.5 million, $15.8 million and $11.4 million as of December 31, 2018, 2017 and 2016, respectively, representing a decrease of $280,000, or 1.8 percent, in 2018 and an increase of $4.4 million or 38.6 percent, in 2017. The increase in nonaccrual loans in 2017 reflects the full year of operations for the Commercial Equipment Leasing Division which commenced operations in the fourth quarter of 2016.

Delinquent loans and leases (defined as 30 to 89 days past due and still accruing) were $10.7 million, $8.6 million and $7.0 million as of December 31, 2018, 2017 and 2016, respectively, representing an increase of $2.1 million or 24.6 percent, in 2018 and an increase of $1.9 million, or 28.0 percent, in 2017.
The ratio of nonperforming loans and leases to loans and leases receivable decreased to 0.34 percent at December 31, 2018 from 0.37 percent at December 31, 2017, and increased from 0.30 percent at December 31, 2016. All of the $15.5 million nonperforming loans and leases as of December 31, 2018 were impaired based on the definition contained in ASC 310, Receivables, which resulted in aggregate impairment reserves of $1.8 million. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.
As of December 31, 2018, OREO consisted of 7 properties with a combined carrying value of $663,000. As of December 31, 2017, there were 6 properties with a combined carrying value of $1.9 million in OREO.
Impaired Loans
We evaluate loan impairment in accordance with applicable GAAP. Loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established. Additionally, impaired loans are specifically excluded from the analysis when determining the general portion of the allowance for loan losses required for the period.
The following table provides information on impaired loans as of the dates indicated:

	As of December 31,
	2018		2017		2016
	Recorded Investment	Percentage	Recorded Investment	Percentage	Recorded Investment	Percentage
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$2,166	8.6%	$1,403	5.2%	$1,678	6.4%
Hospitality	4,282	17.0%	6,184	22.7%	6,227	23.6%
Other	7,525	30.1%	8,513	31.3%	11,054	42.0%
Total commercial property loans	13,973	55.7%	16,100	59.2%	18,959	72.0%
Residential property	788	3.1%	2,563	9.4%	2,798	10.6%
Total real estate loans	14,761	58.8%	18,663	68.6%	21,757	82.6%
Commercial and industrial loans	4,396	17.5%	3,039	11.2%	4,174	15.8%
Leases receivable	5,129	20.4%	4,452	16.4%	—	—%
Consumer loans	839	3.3%	1,029	3.8%	419	1.6%
Total	$25,125	100.0%	$27,183	100.0%	$26,350	100.0%
Impaired loans were $25.1 million, $27.2 million and $26.4 million as of December 31, 2018, 2017 and 2016, respectively, representing a decrease of $2.1 million, or 7.6 percent, in 2018, and an increase of $833,000, or 3.2 percent, in 2017. Specific allowance allocations associated with impaired loans decreased $4.1 million to $1.8 million as of December 31, 2018, as compared to $5.9 million as of December 31, 2017.
During the year ended December 31, 2018, 2017 and 2016 interest income that would have been recognized had impaired loans performed in accordance with their original terms would have been $2.8 million, $2.6 million and $3.1 million, respectively. Of these amounts, actual interest recognized on impaired loans was $1.7 million, $1.8 million and $2.4 million for the year ended December 31, 2018, 2017 and 2016, respectively.

The following table provides information on troubled debt restructuring (“TDR”) loans as of dates indicated:

	As of December 31,
	2018			2017			2016
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(in thousands)
Real estate loans	$2,059	$5,234	$7,293	$5,760	$6,033	$11,793	$6,195	$7,942	$14,137
Commercial and industrial loans	1,471	702	2,173	1,529	1,118	2,647	708	3,085	3,793
Consumer loans	746	93	839	811	108	919	—	119	119
Total	$4,276	$6,029	$10,305	$8,100	$7,259	$15,359	$6,903	$11,146	$18,049
For the year ended December 31, 2018, we restructured monthly payments for two loans, with a net carrying value of $664,000 at the time of modification, which we subsequently classified as TDRs. For the year ended December 31, 2017, we restructured monthly payments for four loans, with a net carrying value of $1.1 million at the time of modification, which we subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less.
As of December 31, 2018, 2017, TDRs on accrual status were $6.0 million and $7.3 million, respectively, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $57,000 and $21,000 allowance relating to these loans, respectively, was included in the allowance for loan losses. As of December 31, 2018 and 2017, restructured loans on nonaccrual status were $4.3 million and $8.1 million, respectively, and a $256,000 and $2.2 million allowance relating to these loans, respectively, was included in the allowance for loan losses.
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
The Bank evaluates the allowance methodology at least annually. For the fourth quarter of 2018, the Bank utilized a 31-quarter look-back period anchored to the first quarter of 2011, with equal weighting to all quarters. Management determined it was appropriate to anchor the look-back period in consideration for a prolonged period of low losses and the procyclical nature of provisioning. The anchoring will allow the Bank to better capture the economic cycle while improving the ability to measure losses. For the fourth quarters of 2017 and 2016, the Bank utilized 27 and 24-quarter look-back periods, respectively. In addition, the estimated loss emergence period utilized in the Bank’s loss migration analysis changed to 2.5 years in 2016 and remained unchanged in 2017 and 2018. Moreover, the Bank reevaluated the qualitative adjustments, adjusting to current conditions in light of the lengthening of the business cycle and the continued improvement in credit metrics.
To determine general allowance requirements, existing loans were divided into eleven general pools of risk-rated loans as well as three homogeneous loan pools. In 2016, the pooling was revised to eliminate loan types that can be combined under a broader category in order to maintain an accurate analysis of the defined segmentation. For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade to determine risk factors for potential losses inherent in the current outstanding loan portfolio. Since the homogeneous loans are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific allowances are allocated for loans deemed “impaired.”
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

The following tables reflects our allocation of the allowance for loan and lease losses by loan category as well as the loans receivable for each loan type:

	As of December 31,
	2018			2017			2016
	Allowance Amount	Percentage	Total Loans	Allowance Amount	Percentage	Total Loans	Allowance Amount	Percentage	Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$3,652	11.4%	$906,260	$2,729	8.8%	$915,273	$4,294	13.2%	$859,953
Hospitality	5,486	17.2%	830,679	5,922	19.1%	681,325	9,309	28.8%	651,158
Other	6,723	21.0%	1,449,270	5,722	18.4%	1,417,273	9,476	29.3%	1,372,535
Total commercial property loans	15,861	49.6%	3,186,209	14,373	46.3%	3,013,871	23,079	71.3%	2,883,646
Construction	1,143	3.6%	71,583	796	2.6%	55,190	1,916	5.9%	55,962
Residential property	1,380	4.3%	500,563	1,843	5.9%	521,853	1,139	3.5%	338,767
Total real estate loans	18,384	57.5%	3,758,355	17,012	54.8%	3,590,914	26,134	80.7%	3,278,375
Commercial and industrial loans:
Commercial term	5,416	16.9%	206,691	5,001	16.1%	182,685	4,002	12.3%	138,168
Commercial lines of credit	1,532	4.8%	194,032	2,070	6.7%	181,894	1,297	4.0%	136,231
International loans	214	0.7%	29,180	329	1.1%	34,622	324	1.0%	25,821
Total commercial and industrial loans	7,162	22.4%	429,903	7,400	23.9%	399,201	5,623	17.3%	300,220
Leases receivable	6,303	19.7%	398,858	6,279	20.2%	297,284	307	0.9%	243,294
Consumer loans	98	0.3%	13,424	122	0.4%	17,059	199	0.6%	22,880
Unallocated	27	0.1%	—	230	0.7%	—	166	0.5%	—
Total	$31,974	100.0%	$4,600,540	$31,043	100.0%	$4,304,458	$32,429	100.0%	$3,844,769

The following table sets forth certain information regarding our allowance for loan and lease losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying loss factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities:

	As of and for the Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$31,043	$32,429	$42,935
Charge-offs	(7,310)	(5,899)	(8,869)
Recoveries on loans previously charged off	4,251	3,682	2,702
Net charge-offs	(3,059)	(2,217)	(6,167)
Loan and lease loss provision (income)	3,990	831	(4,339)
Balance at end of period	$31,974	$31,043	$32,429
Allowance for off-balance sheet items:
Balance at beginning of period	$1,296	$1,184	$986
Provision charged to operating expense	143	112	198
Balance at end of period	$1,439	$1,296	$1,184
Ratios:
Net charge-offs to average loans and leases	0.07%	0.05%	0.18%
Net charge-offs to loans and leases	0.07%	0.05%	0.16%
Allowance for loan losses to average loans and leases	0.72%	0.77%	0.95%
Allowance for loan losses to loans and leases	0.70%	0.72%	0.84%
Net loan charge-offs to allowance for loan losses	9.57%	7.14%	19.02%
Allowance for loan losses to nonperforming loans	205.90%	196.42%	284.32%
Balance:
Average loans and leases during period	$4,456,202	$4,039,346	$3,423,292
Loans and leases at end of period	$4,600,540	$4,304,458	$3,844,769
Nonperforming loans and leases at end of period	$15,529	$15,805	$11,406
The allowance for loan and lease losses was $32.0 million, $31.0 million and $32.4 million, respectively, as of December 31, 2018, 2017 and 2016, representing an increase of $931,000, or 3.0 percent, in 2018 and a decrease of $1.4 million, or 4.3 percent, in 2017. The allowance for loan and lease losses as a percentage of loans and leases decreased to 0.70 percent as of December 31, 2018 from 0.72 percent as of December 31, 2017. The increase in the allowance for loan and lease losses was due to the overall growth in our loan portfolio and our evaluation of the risks associated with the portfolio as of December 31, 2018. The decrease in the allowance for loan and leases losses in 2017 was primarily due to lower charge-offs.
The allowance for off-balance sheet exposure, primarily unfunded loan commitments, as of December 31, 2018, 2017 and 2016 was $1.4 million, $1.3 million and $1.2 million, respectively, representing an increase of $143,000, or 11.0 percent, in 2018, and an increase of $112,000, or 9.5 percent, in 2017. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances were adequate for losses inherent in the loan and lease portfolio and off-balance sheet exposure as of December 31, 2018.

The following table presents a summary of net charge-offs (recoveries) for the loan and lease portfolio:

	2018			2017			2016
	Charge-offs	Recoveries	Net Charge-offs (Recoveries)	Charge-offs	Recoveries	Net Charge-offs (Recoveries)	Charge-offs	Recoveries	Net Charge-offs (Recoveries)
	(in thousands)
Real estate loans	$3,897	$2,511	$1,386	$2,150	$1,527	$623	$3,022	$667	$2,355
Commercial and industrial loans	815	1,370	(555)	2,516	1,901	615	706	1,978	(1,272)
Leases receivable	2,598	368	2,230	1,233	239	994	6	1	5
Consumer loans	—	2	(2)	—	15	(15)	2	56	(54)
Total	$7,310	$4,251	$3,059	$5,899	$3,682	$2,217	$3,736	$2,702	$1,034
For the year ended December 31, 2018, charge-offs were $7.3 million, an increase of $1.4 million, or 23.9 percent, from $5.9 million for the same period in 2017, and recoveries were $4.3 million, an increase of $569,000, or 15.5 percent, from $3.7 million in 2017. For the year ended December 31, 2018, net loan and lease charge-offs were $3.1 million, compared with net charge-offs of $2.2 million for 2017.
Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	As of December 31,
	2018		2017		2016
	Balance	Percent	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$1,284,530	27.1%	$1,312,274	30.2%	$1,203,240	31.6%
Interest-bearing:
Demand	87,582	1.8%	92,948	2.1%	96,856	2.5%
Money market and savings	1,573,622	33.2%	1,527,100	35.1%	1,329,324	34.9%
Time deposits of $100,000 or more	1,601,648	33.7%	1,131,789	26.0%	844,386	22.2%
Other time deposits	199,853	4.2%	284,543	6.6%	335,931	8.8%
Total deposits	$4,747,235	100.0%	$4,348,654	100.0%	$3,809,737	100.0%
Total deposits were $4.75 billion, $4.35 billion and $3.81 billion as of December 31, 2018, 2017 and 2016, respectively, representing an increase of $398.6 million, or 9.2 percent, in 2018, and an increase of $538.9 million, or 14.1 percent, in 2017. The increase in total deposits for 2018 was mainly attributable to a $469.9 million increase in time deposits of $100,000 or more and a $46.5 million increase in money market and savings accounts.
Time deposits of $100,000 or more were $1.60 billion, $1.13 billion and $844.4 million as of December 31, 2018, 2017 and 2016, respectively, representing an increase of $469.9 million, or 41.5 percent, in 2018 and a increase of $287.4 million, or 34.0 percent, in 2017. Noninterest-bearing demand deposits represented 27.1 percent of total deposits at December 31, 2018, compared with 30.2 percent and 31.6 percent of total deposits at December 31, 2017 and 2016, respectively.

The following table shows the distribution of average deposits and the average rates paid for dates indicated:

	December 31,
	2018		2017		2016
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand – noninterest-bearing	$1,315,473	—%	$1,249,158	—%	$1,182,157	—%
Interest-bearing:
Demand	91,495	0.12%	93,184	0.08%	95,298	0.08%
Money market and savings	1,444,674	1.12%	1,495,378	0.84%	1,074,247	0.60%
Time deposits of $100,000 or more	1,369,486	1.76%	1,012,099	1.03%	836,323	0.79%
Other time deposits	239,917	1.12%	310,253	0.98%	419,560	0.82%
Total deposits	$4,461,045	0.97%	$4,160,072	0.63%	$3,607,585	0.46%
Average deposits for the years ended December 31, 2018, 2017 and 2016 were $4.46 billion, $4.16 billion and $3.61 billion, respectively. Average deposits increased by 7.2 percent in 2018 and increased by 15.3 percent in 2017.
The following table summarizes the maturity of time deposits of $100,000 or more at December 31, 2018, 2017 and 2016, respectively.

	As of December 31,
	2018	2017	2016
	(in thousands)
Three months or less	$266,221	$237,683	$181,038
Over three months through six months	284,125	402,535	217,567
Over six months through twelve months	723,827	359,314	331,338
Over twelve months	327,475	132,257	114,443
	$1,601,648	$1,131,789	$844,386
Borrowings and Subordinated Debentures
Borrowings mostly take the form of advances from the FHLBSF and overnight federal funds. At December 31, 2018, advances from the FHLB were $55.0 million, a decrease of $95.0 million from $150.0 million at December 31, 2017. At December 31, 2018, all FHLB advances have remaining maturities of less than one year, and the weighted-average interest rate at December 31, 2018 was 2.56 percent. See “Note 9 - Borrowings” for more details.
Subordinated debentures increased $538,000 to $117.8 million as of December 31, 2018, from $117.3 million as of December 31, 2017 due to the amortization of discount. Subordinated debentures are comprised of fixed-to-floating subordinated notes of $98.1 million and $98.0 million as of December 31, 2018 and 2017, respectively, and junior subordinated deferrable interest debentures of $19.7 million and $19.3 million as of December 31, 2018 and 2017, respectively. See “Note 10 - Subordinated Debentures” to the consolidated financial statements for more details.
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

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest Rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(dollars in thousands)
300%	$(175)	(0.09)%	$6,227	3.21%
200%	$(241)	(0.13)%	$3,793	1.96%
100%	$180	0.10%	$2,539	1.31%
(100)%	$(3,700)	(1.96)%	$(9,013)	(4.65)%

	Economic Value of Equity (EVE)
Change in Interest Rates	Dollar Change	Percentage Change
	(dollars in thousands)
300%	$(573)	(0.09)%
200%	$1,694	0.28%
100%	$5,670	0.92%
(100)%	$(22,576)	(3.67)%
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
At December 31, 2018, the Bank’s total risk-based capital ratio of 14.19 percent, Tier 1 risk-based capital ratio of 13.47 percent, common equity Tier 1 capital ratio of 13.47 percent and Tier 1 leverage capital ratio of 11.67 percent, placed the Bank in the “well capitalized” category, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratio of 6.50 percent and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.
At December 31, 2018, the Company's total risk-based capital ratio, Tier 1 risk-based capital ratio, common equity Tier 1 capital ratio and Tier 1 leverage capital ratio were 14.54 percent, 11.74 percent, of 11.32 percent and 10.18 percent, respectively, all of which exceeded all of the Company's regulatory capital ratio requirements.
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
Contractual Obligations
Our contractual obligations, excluding accrued interest payments, as of December 31, 2018 are as follows:

	Less Than One Year	More Than One Year and Less Than Three Years	More Than Three Years and Less Than Five Years	More Than Five Years	Total
	(in thousands)
Time deposits	$1,439,101	$358,244	$4,156	$—	$1,801,501
Federal Home Loan Bank advances	55,000	—	—	—	55,000
Commitments to extend credit	251,376	41,184	15,013	17,527	325,100
Standby letter of credit	31,345	1,155	—	—	32,500
Operating lease obligations	6,955	8,989	4,675	7,259	27,878
Total	$1,783,777	$409,572	$23,844	$24,786	$2,241,979
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
Item 8.         Financial Statements and Supplementary Data
The financial statements required to be filed as a part of this Report are set forth on pages 56 through 109.
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.     Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2018, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2018. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Hanmi Financial’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2018, Hanmi Financial maintained effective internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2018, there has been no change in Hanmi Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Hanmi Financial’s internal control over financial reporting.
Attestation Report of the Company’s Independent Registered Public Accounting Firm
KPMG LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements of Hanmi Financial and its subsidiaries, has issued an audit report on the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2018 in accordance with the standards of Public Company Accounting Oversight Board (United States).

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Hanmi Financial Corporation and subsidiaries:
Opinion on Internal Control Over Financial Reporting
We have audited Hanmi Financial Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
March 1, 2019

Item 9B.     Other Information
None.

Part III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the sections of Hanmi Financial Corporation's Definitive Proxy Statement to be filed with the SEC in connection with its 2019 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Election of Directors,” “Corporate Governance Principles and Board Matters,” “Executive Compensation — Officers” and "Beneficial Ownership of Principal Stockholders and Management — Section 16(a) Beneficial Ownership Reporting Compliance."
The Company maintains in effect a Code of Business Conduct and Ethics for all employees, executive officers and directors. The codes of conduct are available on the Company’s website www.hanmi.com on the “Investors Relations” page and is also available to any person without charge by sending a request to the Corporate Secretary at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010.
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
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management not otherwise included herein is incorporated by reference to the 2019 Proxy Statement under the heading “Beneficial Ownership of Principal Stockholders and Management.”
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth the total number of shares available for issuance under the Company’s equity compensation plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	338,338	$17.52	440,055
Equity compensation plans not approved by security holders	—	—	—
Total equity compensation plans	338,338	$17.52	440,055
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the sections of the Proxy Statement entitled “Corporate Governance and Board Matters — Director Independence” and “Certain Relationships and Related Transactions.”

Item 14.     Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the section of the 2019 Proxy Statement entitled “Ratification of the Appointment of the Independent Registered Public Accounting Firm” and "Audit and Non-Audit Fees."

Part IV

Item 15.     Exhibits and Financial Statement Schedules

(1)	The financial statements are listed in the Index to consolidated financial statements on page 56 of this Report.

(1)	All financial statement schedules have been omitted, as the required information is not applicable, not material or has been included in the notes to consolidated financial statements.

(2)	The exhibits required to be filed with this Report are listed in the exhibit index included herein at pages 111 – 112.
Item 16.     Form 10-K Summary
None.

Hanmi Financial Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Hanmi Financial Corporation and subsidiaries:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hanmi Financial Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Los Angeles, California
March 1, 2019

Hanmi Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands except share data)

	December 31, 2018	December 31, 2017
Assets
Cash and due from banks	$155,376	$153,826
Securities available for sale, at fair value (amortized cost of $583,444 as of December 31, 2018 and $581,992 as of December 31, 2017)	574,908	578,804
Loans held for sale, at the lower of cost or fair value	9,390	6,394
Loans and leases receivable, net of allowance for loan and lease losses of $31,974 as of December 31, 2018 and $31,043 as of December 31, 2017	4,568,566	4,273,415
Accrued interest receivable	13,331	12,770
Premises and equipment, net	27,752	26,655
Customers’ liability on acceptances	173	803
Servicing assets	8,520	10,218
Goodwill and other intangibles, net	12,182	12,544
Federal Home Loan Bank stock (“FHLB”), at cost	16,385	16,385
Deferred tax assets	27,441	32,455
Current tax assets	8,314	5,824
Bank-owned life insurance	51,661	50,554
Prepaid expenses and other assets	28,220	29,838
Total assets	$5,502,219	$5,210,485
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$1,284,530	$1,312,274
Interest-bearing	3,462,705	3,036,380
Total deposits	4,747,235	4,348,654
Accrued interest payable	11,379	5,309
Bank’s liability on acceptances	173	803
Borrowings	55,000	150,000
Subordinated debentures	117,808	117,270
Accrued expenses and other liabilities	18,056	25,972
Total liabilities	4,949,651	4,648,008
Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,202,369 shares (30,928,437 shares outstanding) as of December 31, 2018 and issued 33,083,133 shares (32,431,627 shares outstanding) as of December 31, 2017	33	33
Additional paid-in capital	569,712	565,627
Accumulated other comprehensive loss, net of tax benefit of $2,457 as of December 31, 2018 and $1,319 as of December 31, 2017	(6,079)	(1,869)
Retained earnings	97,539	70,575
Less: treasury stock, at cost; 2,273,932 shares as of December 31, 2018 and 651,506 shares as of December 31, 2017	(108,637)	(71,889)
Total stockholders’ equity	552,568	562,477
Total liabilities and stockholders’ equity	$5,502,219	$5,210,485
See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Interest and dividend income:
Interest and fees on loans and leases	$219,590	$195,790	$164,642
Interest on securities	12,817	11,850	11,154
Dividends on Federal Reserve Bank ("FRB") and FHLB stock	1,413	1,232	2,467
Interest on deposits in other banks	577	449	208
Total interest and dividend income	234,397	209,321	178,471
Interest expense:
Interest on deposits	43,080	26,089	16,570
Interest on borrowings	3,379	1,077	879
Interest on subordinated debentures	6,925	5,353	825
Total interest expense	53,384	32,519	18,274
Net interest income before provision for loan and lease losses	181,013	176,802	160,197
Loan and lease loss provision (income)	3,990	831	(4,339)
Net interest income after provision for loan and lease losses	177,023	175,971	164,536
Noninterest income:
Service charges on deposit accounts	10,000	10,396	11,380
Trade finance and other service charges and fees	4,616	4,495	4,232
Gain on sales of Small Business Administration ("SBA") loans	4,954	8,734	6,034
Net (loss) gain on sales of securities	(341)	1,748	46
Other operating income	5,291	8,042	11,383
Total noninterest income	24,520	33,415	33,075
Noninterest expense:
Salaries and employee benefits	69,435	67,944	63,956
Occupancy and equipment	15,944	15,740	14,992
Data processing	6,870	6,960	5,674
Professional fees	6,178	5,464	5,374
Supplies and communications	3,003	2,912	2,949
Advertising and promotion	4,041	3,952	3,910
Merger and integration costs (income)	846	(40)	312
Other operating expenses	11,256	11,170	11,056
Total noninterest expense	117,573	114,102	108,223
Income before income taxes	83,970	95,284	89,388
Income tax expense	26,102	40,624	32,899
Net income	$57,868	$54,660	$56,489

Basic earnings per share	$1.80	$1.70	$1.76
Diluted earnings per share	$1.79	$1.69	$1.75
Weighted-average shares outstanding:
Basic	31,924,863	32,071,585	31,899,582
Diluted	32,051,333	32,249,918	32,048,704
See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$57,868	$54,660	$56,489
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities
Unrealized holding (loss) gain arising during period	(5,790)	2,649	(1,712)
Less: reclassification adjustment for net gain included in net income	(87)	(1,748)	(46)
Unrealized loss on interest-only strip of servicing assets	—	—	(9)
Income tax benefit (expense) related to items of other comprehensive income	1,684	(376)	(312)
Other comprehensive (loss) income	(4,193)	525	(2,079)
Comprehensive income	$53,675	$55,185	$54,410
See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Retained Earnings	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at January 1, 2016	32,566,522	(592,163)	31,974,359	$257	$557,761	$(315)	$6,422	$(70,207)	$493,918
Correction of accounting for the 2011 1-for-8 stock split	—	—	—	(224)	224	—	—	—	—
Stock options exercised	94,997	—	94,997	—	1,453	—	—	—	1,453
Restricted stock awards, net of forfeitures	284,678	—	284,678	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,008	—	—	—	3,008
Restricted stock surrendered due to employee tax liability	—	(23,287)	(23,287)	—	—	—	—	(579)	(579)
Cash dividends declared	—	—	—	—	—	—	(21,185)	—	(21,185)
Net income	—	—	—	—	—	—	56,489	—	56,489
Change in unrealized gain (loss) on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	(2,079)	—	—	(2,079)
Balance at December 31, 2016	32,946,197	(615,450)	32,330,747	$33	$562,446	$(2,394)	$41,726	$(70,786)	$531,025
Stock options exercised	23,813	—	23,813	—	288	—	—	—	288
Restricted stock awards, net of forfeitures	113,123	—	113,123	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,893	—	—	—	2,893
Restricted stock surrendered due to employee tax liability	—	(36,056)	(36,056)	—	—	—	—	(1,103)	(1,103)
Cash dividends declared	—	—	—	—	—	—	(25,811)	—	(25,811)
Net income	—	—	—	—	—	—	54,660	—	54,660
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	525	—	—	525
Balance at December 31, 2017	33,083,133	(651,506)	32,431,627	$33	$565,627	$(1,869)	$70,575	$(71,889)	$562,477
Adjustments related to adoption of new accounting standards:
ASU 2016-01 (See Notes 1 and 3)	—	—	—	—	—	382	(382)	—	—
ASU 2018-02 (See Notes 1 and 11)	—	—	—	—	—	(399)	399	—	—
Adjusted balance at January 1, 2018	33,083,133	(651,506)	32,431,627	33	565,627	(1,886)	70,592	(71,889)	562,477
Stock options exercised	25,750	—	25,750	—	570	—	—	—	570
Restricted stock awards, net of forfeitures	93,486	—	93,486	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,515	—	—	—	3,515
Restricted stock surrendered due to employee tax liability	—	(22,426)	(22,426)	—	—	—	—	(680)	(680)
Repurchase of common stock	—	(1,600,000)	(1,600,000)	—	—	—	—	(36,068)	(36,068)
Cash dividends declared	—	—	—	—	—	—	(30,921)	—	(30,921)
Net income	—	—	—	—	—	—	57,868	—	57,868
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(4,193)	—	—	(4,193)
Balance at December 31, 2018	33,202,369	(2,273,932)	30,928,437	33	569,712	(6,079)	97,539	(108,637)	552,568
See Accompanying Notes to Consolidated Financial Statements

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$57,868	$54,660	$56,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,111	12,854	14,578
Share-based compensation expense	3,515	2,893	3,008
Loan and lease loss provision (income)	3,990	831	(4,339)
Loss (gain) on sales of securities	341	(1,748)	(46)
Gain on sales of SBA loans	(4,954)	(8,734)	(6,034)
Origination of SBA loans held for sale	(79,146)	(109,111)	(91,367)
Proceeds from sales of SBA loans	82,133	117,780	92,215
Change in accrued interest receivable	(561)	(1,783)	(1,486)
Change in bank-owned life insurance	(1,107)	(1,114)	(1,100)
Change in prepaid expenses and other assets	965	1,881	(2,424)
Change in current tax assets	(2,490)	(4,109)	5,451
Change in deferred tax assets	6,698	13,501	3,364
Change in accrued interest payable	6,070	2,742	(610)
Change in accrued expenses and other liabilities	(7,798)	1,113	(8,346)
Net cash provided by operating activities	76,635	81,656	59,353
Cash flows from investing activities:
Proceeds from redemption of FRB stock	—	—	14,423
Proceeds from matured, called and repayment of securities	99,253	79,878	114,012
Proceeds from sales of securities	34,751	97,271	78,282
Proceeds from sales of other real estate owned ("OREO")	2,173	5,711	5,474
Change in loans and leases receivable	(235,731)	(193,557)	(276,703)
Purchases of securities available for sale	(141,351)	(242,369)	(19,992)
Purchases of premises and equipment	(3,696)	(843)	(730)
Purchases of loans and leases receivable	(66,966)	(266,275)	(410,897)
Purchases of FRB stock	—	—	(325)
Net cash used in investing activities	(311,567)	(520,184)	(496,456)
Cash flows from financing activities:
Change in deposits	398,581	538,917	299,761
Change in borrowings	(95,000)	(165,000)	145,000
Issuance of subordinated debentures	—	97,828	—
Proceeds from exercise of stock options	570	288	1,453
Cash paid for repurchases of vested shares due to employee tax liability	(680)	(1,103)	(579)
Repurchase of common stock	(36,068)	—	—
Cash dividends paid	(30,921)	(25,811)	(25,661)
Net cash provided by financing activities	236,482	445,119	419,974
Net increase (decrease) in cash and cash equivalents	1,550	6,591	(17,129)
Cash and cash equivalents at beginning of year	153,826	147,235	164,364
Cash and cash equivalents at end of period	$155,376	$153,826	$147,235

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$47,314	$32,519	$18,884
Income taxes	$20,792	$28,135	$23,327
Non-cash activities:
Transfer of loans receivable to other real estate owned	$938	$143	$4,763
Income tax benefit (expense) related to items of other comprehensive income	$1,684	$(376)	$(312)
Change in unrealized loss (gain) in accumulated other comprehensive income	$5,790	$(2,649)	$1,712
Cash dividends declared	$(30,921)	$(25,811)	$(21,185)
See Accompanying Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies
Summary of Operations
Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) was formed as a holding company of Hanmi Bank (the “Bank”) and registered with the Securities and Exchange Commission under the Securities Act on March 17, 2001. The Bank's primary operations are related to traditional banking activities, including the acceptance of deposits and originating loans and investing in securities.
The Bank is a California state-chartered financial institution insured by the FDIC. Effective July 19, 2016, the Bank converted from a state member bank to a state nonmember bank and, as a result, the FDIC is now its primary federal bank regulator. The California Department of Business Oversight remains the Bank's primary state bank regulator. During the third quarter of 2016, the Federal Reserve canceled the Bank's holdings of Federal Reserve stock for $14.4 million in cash.
The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community as well as other ethnic communities across California, Texas, Illinois, Virginia, New Jersey, and New York. The Bank’s full-service offices are located in markets where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. As of December 31, 2018, the Bank maintained a network of 39 full-service branch offices and 9 loan production offices in California, Texas, Illinois, Virginia, New Jersey, New York, Colorado, Georgia and Washington State.
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
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Hanmi Financial and its wholly-owned subsidiary, the Bank. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas where estimates are made consist of the allowance for loan and lease losses and allowance for off-balance sheet items, other-than-temporary impairment, securities valuations, the fair values of assets and liabilities acquired in a business combination and income taxes. Actual results could differ from those estimates.
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
Accounting Standards Codification (“ASC”) 320 requires other-than-temporarily impaired securities to be written down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If we intend to sell a security or if it is more likely than not that we will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income net of tax. A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security’s effective interest rate at the date of acquisition. The cost basis of an other than temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value.
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
Purchased credit impaired loans. Purchased credit impaired (“PCI”) loans are accounted for in accordance with the Financial Accounting Standards Board’s (“FASB”) ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that we would be unable to collect all contractually required payments. We apply PCI loan accounting (i) when we acquire loans deemed to be impaired, and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition.
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
The Company removes loans from loan pools when the Company receives payment in settlement with the borrower, sells the loan, or forecloses upon the collateral securing the loan. The Company recognizes "Disposition gain on Purchased Credit Impaired Loans" when the cash proceeds or the amount received are in excess of the loan's carrying amount. The removal of the loan from the loan pool and the recognition of disposition gains do not affect the then applicable loan pool accretable yield.
PCI loans that are contractually past due are still considered to be accruing and performing as long as there is an expectation that the estimated cash flows will be received. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual with interest income recognized on either a cash basis or as a reduction of the principal amount outstanding.
Nonaccrual loans and nonperforming assets: Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due. However, in certain instances, we may place a particular loan on nonaccrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual assets may be restored to accrual status when principal and interest become current and full repayment is expected, which generally occurs after sustained payment of six months. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for nonaccrual.
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
The Bank charges or credits the income statement for provisions to the allowance for loan and lease losses and the allowance for off-balance sheet items at least quarterly based upon the allowance need. The allowance for loan and lease losses is maintained at a level considered adequate by management to absorb probable losses in the loan and lease portfolio. The allowance is determined through an analysis involving quantitative calculations based on historic loss rates and qualitative adjustments for general allowances and individual impairment calculations for specific allocations. The Bank charges the allowance for actual losses on loans and leases and credits the allowance for recoveries on loans and leases previously charged-off.
The Bank evaluates the allowance methodology at least annually. For the fourth quarter of 2018, the Bank utilized a 31-quarter look-back period, anchored to the first quarter of 2011, with equal weighting to all quarters. Management determined it was appropriate to anchor the look-back period, in consideration for a prolonged period of low losses and the procyclical nature of provisioning. The anchoring will allow the Bank to better capture the economic cycle while improving the ability to measure losses. For the fourth quarters of 2017 and 2016, the Bank utilized 27 and 24-quarter look-back periods, respectively. In addition, the estimated loss emergence period utilized in the Bank’s loss migration analysis changed to 2.5 years in 2016 and remained unchanged in 2017 and 2018. Moreover, the Bank reevaluated the qualitative adjustments, adjusting to current condition in light of the lengthening of the business cycle and the continued improvement in credit metrics.
To determine general allowance requirements, existing loans were divided into eleven general pools of risk-rated loans as well as three homogeneous loan pools. in 2016 the pooling was revised to eliminate loan types that can be combined under a broader category in order to maintain an accurate analysis of the defined segmentation. For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade to determine risk factors for potential losses inherent in the current outstanding loan portfolio. Since the homogeneous loans are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific allowances are allocated for loans deemed “impaired.”
When determining the appropriate level for allowance for loan and lease losses, management considers qualitative adjustments for any factors that are likely to cause estimated losses associated with the Bank’s current portfolio to differ from historical loss experience, including, but not limited to, national and local economic and business conditions, volume and geographic concentrations, and problem loan and lease trends.
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
We evaluate loan impairment in accordance with GAAP. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the value of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established. Additionally, impaired loans are specifically excluded from the analysis when determining the amount of the general allowance for loan losses required for the period.
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
Impairment of Long-Lived Assets
We account for long-lived assets in accordance with the provisions of ASC 360, “Property, Plant and Equipment.” This requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Other Real Estate Owned
Assets acquired through loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell when acquired. If fair value declines subsequent to foreclosure, valuation impairment is recorded through expense. Operating costs after acquisition are expensed.
Servicing Assets and Servicing liabilities
Servicing assets and servicing liabilities are initially recorded at fair value in accordance with the provisions of ASC 860, “Transfers and Servicing.” The fair values of servicing assets and servicing liabilities represent either the price paid if purchased, or the allocated carrying amounts based on relative values when retained in a sale. Servicing assets and servicing liabilities are amortized in proportion to, and over the period of, estimated net servicing income. The fair value of servicing assets and servicing liabilities are determined based on the present value of estimated net future cash flows related to contractually specified servicing fees and costs.
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
Goodwill and other intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company performed its annual impairment test and determined no impairment existed as of December 31, 2018.
Federal Home Loan Bank Stock
The Bank is a member of the FHLB of San Francisco and is required to own common stock in the FHLB based upon the Bank’s balance of outstanding FHLB advances. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends received are reported as dividend income.
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
The Bank has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout California. The partnership interests are accounted for utilizing the proportional amortization method with amortization expense and tax benefits recognized through the income tax provision in accordance with Accounting Standards Update ("ASU") 2014-1, Accounting for Investments in Qualified Affordable Housing Projects.
Share-Based Compensation
The Company accounts for share-based compensation in accordance with ASC 718, “Compensation-Stock Compensation,” During the first quarter in 2016, the Company early adopted ASU 2016-09 which provides improvements to the accounting for employee share-based payments. As a result of this new standard, excess tax benefits from exercise or vesting of share-based awards are included as a reduction in provision for income tax expense in the period in which the exercise or vesting occurs. As a result of adoption of this ASU, excess tax benefits related to the Company's share-based compensation were recognized as income tax expense in the consolidated statement of income for the three years ended December 31, 2018.
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
Treasury Stock
In August 2018, the Company's Board of Directors adopted a stock repurchase program. Under this repurchase program, the Company may repurchase up to 5% of its outstanding shares or approximately 1.6 million shares of its common stock. The program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the

Company to purchase any particular number of shares. During the year ended December 31, 2018, the Company repurchased 1.6 million shares of common stock at a cost of $36.1 million under this program.
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
Accounting Standards Adopted in 2018
Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825) and ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). Summaries of ASU 2016-01 and 2018-02 and the impact of their adoption are included in Notes 3 and 11 to the Consolidated Financial Statements, respectively. In addition to other provisions, ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Beginning in 2018, the Company measured the fair value of certain financial instruments, included in Note 14 to the Consolidated Financial Statements, using an exit price notion.

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

The Company's noninterest income primarily includes service charges on deposit accounts, trade finance and other service charges and fees, servicing income, bank-owned life insurance income and gains or losses on sale of SBA loans, PCI loans and securities. Based on our assessment of revenue streams related to the Company's noninterest income, we concluded that the Company's performance obligations for such revenue streams are typically satisfied as services are rendered. If applicable, the Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers and records contract assets when services are provided to customers before payment is received or before payment is due. The Company’s noninterest revenue streams are largely based on transactional activities and since the Company generally receives payments for its services during the period or at the time services are provided, there are no contract asset or receivable balances as of December 31, 2018. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized.

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
Recently Issued Accounting Standards Not Yet Effective
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
Under the new lease guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term, the Company is required to recognize right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under the legacy lease accounting standards. This would impact the Company’s Consolidated Balance Sheet by grossing up the assets and the liabilities to report the leases as an asset and a liability instead of reporting it as an expense to the income statement.
As a lessee in over 40 operating lease arrangements that are not considered short term, effective January 1, 2019, the Company estimates a right-of-use asset of approximately $50 million, which is not considered to have a material impact on the Company’s Consolidated Balance Sheet. The final impact of this new accounting standard on the Company’s consolidated financial statements will be determined in the first quarter of 2019.
FASB ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Current expected credit losses (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost; and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses ("ECL") should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating ECL. ASU 2016-13 is effective for public entities for interim and annual periods beginning after December 15, 2019. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

The Company has established a steering committee comprised of senior executives from the Accounting and Credit Risk functions and has engaged third party consultants to support CECL adoption activities. The Company is currently engaged in implementation activities and has completed the initial procedures to develop estimation models utilizing an external vendor to support implementation. A preliminary CECL model has been developed and is currently being refined, along with the execution of procedures to support the ongoing estimation activities associated with CECL. The Company is still evaluating the impacts of ASU 2016-13 on its consolidated financial statements.
FASB ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, simplifies the subsequent measurement of goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill (i.e., the current Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Under this ASU, the impairment test is simply the comparison of the fair value of a reporting unit with its carrying amount (the current Step 1), with the impairment charge being the deficit in fair value but not exceeding the total amount of goodwill allocated to that reporting unit. The simplified one-step impairment test applies to all reporting units (including those with zero or negative carrying amounts). An entity should apply the amendments in this ASU on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this standard. Public business entities should adopt the amendments in this ASU for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of this ASU and does not expect it will have a material impact on its consolidated financial statements.
FASB ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Topic 310): Premium Amortization on Purchased Callable Debt Securities, shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. ASU 2017-08 applies to securities that have explicit, non-contingent call features that are callable at fixed prices and on preset dates. Securities purchased at a discount and mortgage-backed securities in which early repayment is based on prepayment of the underlying assets of the security are outside the scope of ASU 2017-08. For public business entities, the standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period, and applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of this ASU and does not expect it will have a material impact on its consolidated financial statements.
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
Cash consideration paid was $240.8 million and the net estimated fair value of the equipment lease portfolio was $228.2 million as of the acquisition date. In addition to the leases, the Bank recorded other tangible and intangible assets of $12.6 million. The intangible assets included an identifiable intangible asset representing the estimated fair value of third-party originators (“TPO”) of $483,000 and goodwill of $11.0 million. The TPO intangible is being amortized over its estimated useful life of 7 years.

Note 3 — Securities
The following is a summary of securities available for sale as of December 31, 2018 and 2017:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
December 31, 2018
Mortgage-backed securities (1)	$300,957	$61	$5,984	$295,034
Collateralized mortgage obligations (1)	124,550	74	2,332	122,292
U.S. government agency securities	7,499	—	97	7,402
Municipal bonds-tax exempt	110,670	197	517	110,350
U.S. treasury securities	39,768	69	7	39,830
Total securities available for sale	$583,444	$401	$8,937	$574,908

December 31, 2017
Mortgage-backed securities (1)	$306,166	$145	$2,702	$303,609
Collateralized mortgage obligations (1)	119,658	8	1,898	117,768
U.S. government agency securities	7,499	—	85	7,414
Municipal bonds-tax exempt	125,601	1,943	69	127,475
U.S. treasury securities	152	—	—	152
Mutual funds	22,916	—	530	22,386
Total securities available for sale	$581,992	$2,096	$5,284	$578,804

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.
The amortized cost and estimated fair value of securities as of December 31, 2018, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(in thousands)
Within one year	$17,973	$17,952
Over one year through five years	139,853	138,351
Over five years through ten years	216,139	213,385
Over ten years	209,479	205,220
Total	$583,444	$574,908
ASC 320, “Investments – Debt and Equity Securities,” requires us to periodically evaluate our investments for other-than-temporary impairment (“OTTI”). There was no OTTI charge during the year ended December 31, 2018.
Gross unrealized losses on securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of December 31, 2018 and 2017:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(in thousands, except number of securities)
December 31, 2018
Mortgage-backed securities	$226	$41,527	10	$5,758	$244,550	106	$5,984	$286,077	116
Collateralized mortgage obligations	59	13,732	3	2,273	92,532	49	2,332	106,264	52
U.S. government agency securities	—	—	—	97	7,402	3	97	7,402	3
Municipal bonds-tax exempt	29	8,196	5	488	65,644	30	517	73,840	35
U.S. treasury securities	7	14,797	2	—	—	—	7	14,797	2
Total	$321	$78,252	20	$8,616	$410,128	188	$8,937	$488,380	208

December 31, 2017
Mortgage-backed securities	$1,855	$197,621	66	$847	$56,998	25	$2,702	$254,619	91
Collateralized mortgage obligations	773	65,726	20	1,125	49,986	32	1,898	115,712	52
U.S. government agency securities	15	1,484	1	70	5,930	2	85	7,414	3
Municipal bonds-tax exempt	48	11,541	6	21	2,737	2	69	14,278	8
Mutual funds	—	—	—	530	22,382	6	530	22,382	6
Total	$2,691	$276,372	93	$2,593	$138,033	67	$5,284	$414,405	160
All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2018 and December 31, 2017 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of December 31, 2018 and December 31, 2017. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.
The Company does not intend to sell these securities and it is more likely than not that we will not be required to sell the investments before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal securities are not considered other-than-temporarily impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2018 and December 31, 2017 were not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2018 and December 31, 2017 were warranted.
Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Gross realized gains on sales of securities	$87	$1,891	$396
Gross realized losses on sales of securities	(957)	(143)	(350)
Net realized (losses) gains on sales of securities	$(870)	$1,748	$46
Proceeds from sales of securities	$34,751	$97,271	$78,282
In January 2016, FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). This new guidance, among other provisions, amends accounting related to the classification and measurement of investments in equity securities. We adopted this guidance, as required, in the first quarter of 2018. ASU 2016-01 requires the amounts reported in accumulated other comprehensive income for equity securities that exist as of the date of adoption previously classified as available-for-sale be reclassified to retained earnings. The Company reduced the balance of securities by $529,000 as of January 1, 2018, representing the loss related to all of our mutual fund equity securities, which resulted in a net reduction of retained earnings of $382,000 and an increase of $147,000 in net deferred tax assets based on the transition requirements of this standard.
For the year ended December 31, 2018, the Company recorded $870,000 in net realized losses from sale of securities that had previously been recognized as net unrealized losses of $413,000 in comprehensive income. This included sale of all of the Company's mutual fund equity securities with gross realized losses of $957,000. The Company recorded a $428,000 net loss in earnings resulting from the sale of these securities. The remaining loss of $529,000 related to these sold securities was recorded as a transition adjustment upon adoption of ASU 2016-01 as of the beginning of the period as described in the preceding paragraph.
For the year ended December 31, 2017, there was a $1.7 million net gain in earnings resulting from the sale of securities that had previously been recorded as net unrealized gains of $1.3 million in comprehensive income. For the year ended December 31, 2016, there was a $46,000 net gain in earnings resulting from the redemption and sale of securities that had previously been recorded as net unrealized gains of $314,000 in comprehensive income.
Securities available for sale with market values of $29.9 million and $130.1 million as of December 31, 2018 and 2017, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.
Note 4 — Loans and Leases
The Board of Directors and management review and approve the Bank’s loan and lease policy and procedures on a regular basis to reflect matters such as regulatory and organizational structure changes, strategic planning revisions, concentrations of credit, loan and lease delinquencies and nonperforming loans and leases, and problem loans and leases.
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

Loans and leases receivable, net
Loans and leases receivable consisted of the following as of the dates indicated:

	December 31, 2018	December 31, 2017
	(in thousands)
Real estate loans:
Commercial property
Retail	$906,260	$915,273
Hospitality	830,679	681,325
Other (1)	1,449,270	1,417,273
Total commercial property loans	3,186,209	3,013,871
Construction	71,583	55,190
Residential property	500,563	521,853
Total real estate loans	3,758,355	3,590,914
Commercial and industrial loans:
Commercial term	206,691	182,685
Commercial lines of credit	194,032	181,894
International loans	29,180	34,622
Total commercial and industrial loans	429,903	399,201
Leases receivable	398,858	297,284
Consumer loans (2)	13,424	17,059
Loans and leases receivable	4,600,540	4,304,458
Allowance for loan and lease losses	(31,974)	(31,043)
Loans and leases receivable, net	$4,568,566	$4,273,415

(1)
Includes, among other property types, mixed-use, gas station, apartment, office, industrial, faith-based facilities and warehouse; the remaining real estate categories represents less than one percent of the Bank's total loans and leases.

(2)	Consumer loans include home equity lines of credit of $10.3 million and $14.2 million as of December 31, 2018 and 2017, respectively.
Accrued interest on loans and leases receivable was $10.9 million and $10.2 million at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, loans and leases receivable totaling $1.1 billion and $1.1 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale
The following table details the information on SBA loans held for sale by portfolio segment for the years ended December 31, 2018 and 2017:

	SBA Loans Held for Sale
	Real Estate	Commercial and Industrial	Total
	(in thousands)
December 31, 2018
Balance at beginning of period	$3,746	$2,648	$6,394
Originations	39,243	39,903	79,146
Sales	(37,790)	(38,161)	(75,951)
Principal payoffs and amortization	(5)	(194)	(199)
Balance at end of period	$5,194	$4,196	$9,390

December 31, 2017
Balance at beginning of period	$7,410	$1,906	$9,316
Originations	70,710	38,401	109,111
Sales	(74,344)	(37,633)	(111,977)
Principal payoffs and amortization	(30)	(26)	(56)
Balance at end of period	$3,746	$2,648	$6,394
Allowance for Loan and Lease Losses
Activity in the allowance for loan and lease losses was as follows for the periods indicated:

	As of and for the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Balance at beginning of period	$31,043	$32,429	$42,935
Charge-offs	(7,310)	(5,899)	(8,869)
Recoveries on loans and leases previously charged off	4,251	3,682	2,702
Net loan and lease charge-offs	(3,059)	(2,217)	(6,167)
Loan and lease loss provision (income)	3,990	831	(4,339)
Balance at end of period	$31,974	$31,043	$32,429

The following table details the information on the allowance for loan and lease losses by portfolio segment for the years ended December 31, 2018 and 2017:

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(in thousands)
December 31, 2018
Allowance for loan losses on loans and leases:
Beginning balance	$17,012	$7,400	6,279	$122	$230	$31,043
Charge-offs	(3,897)	(815)	(2,598)	—	—	(7,310)
Recoveries on loans and leases previously charged off	2,512	1,369	368	2	—	4,251
Loan and lease loss provision (income)	2,757	(792)	2,254	(26)	(203)	3,990
Ending balance	$18,384	$7,162	$6,303	$98	$27	$31,974
Individually evaluated for impairment	$1	$428	$1,383	$—	$—	$1,812
Collectively evaluated for impairment	$18,383	$6,734	$4,920	$98	$27	$30,162
Loans and leases receivable:
Ending balance	$3,758,355	$429,903	$398,858	$13,424	$—	$4,600,540
Individually evaluated for impairment	$14,761	$4,396	$5,129	$839	$—	$25,125
Collectively evaluated for impairment	$3,743,594	$425,507	$393,729	$12,585	$—	$4,575,415

December 31, 2017
Allowance for loan losses on loans and leases:
Beginning balance	$26,134	$5,623	307	$199	$166	$32,429
Charge-offs	(2,150)	(2,516)	(1,233)	—	—	(5,899)
Recoveries on loans and leases previously charged off	1,527	1,901	239	15	—	3,682
Loan and lease loss provision (income)	(8,499)	2,392	6,966	(92)	64	831
Ending balance	$17,012	$7,400	$6,279	$122	$230	$31,043
Individually evaluated for impairment	$2,093	$441	$3,334	$10	$—	$5,878
Collectively evaluated for impairment	$14,919	$6,959	$2,945	$112	$230	$25,165
Loans and leases receivable:
Ending balance	$3,590,914	$399,201	$297,284	$17,059	$—	$4,304,458
Individually evaluated for impairment	$18,663	$3,040	$4,452	$1,029	$—	$27,184
Collectively evaluated for impairment	$3,572,251	$396,161	$292,832	$16,030	$—	$4,277,274

Loan Quality Indicators
As part of the on-going monitoring of the quality of our loan and lease portfolio, we utilize an internal loan and lease grading system to identify credit risk and assign an appropriate grade (from 0 to 8) for each and every loan or lease in our loan and lease portfolio. A third-party loan review is required on an annual basis. Additional adjustments are made when determined to be necessary. The loan and lease grade definitions are as follows:
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

As of December 31, 2018 and 2017, pass/pass-watch, special mention and classified (substandard and doubtful) loans and leases, disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total
	(in thousands)
December 31, 2018
Real estate loans:
Commercial property
Retail	$901,354	$16	$4,890	$906,260
Hospitality	821,542	168	8,969	830,679
Other	1,441,219	2,723	5,328	1,449,270
Total commercial property loans	3,164,115	2,907	19,187	3,186,209
Construction	71,583	—	—	71,583
Residential property	500,424	—	139	500,563
Total real estate loans	3,736,122	2,907	19,326	3,758,355
Commercial and industrial loans:
Commercial term	197,992	4,977	3,722	206,691
Commercial lines of credit	172,338	21,107	587	194,032
International loans	29,180	—	—	29,180
Total commercial and industrial loans	399,510	26,084	4,309	429,903
Leases receivable	393,729	—	5,129	398,858
Consumer loans	12,454	191	779	13,424
Total	$4,541,815	$29,182	$29,543	$4,600,540

December 31, 2017
Real estate loans:
Commercial property
Retail	$909,682	$454	$5,137	$915,273
Hospitality	667,254	4,976	9,095	681,325
Other	1,397,658	11,045	8,570	1,417,273
Total commercial property loans	2,974,594	16,475	22,802	3,013,871
Construction	55,190	—	—	55,190
Residential property	521,261	305	287	521,853
Total real estate loans	3,551,045	16,780	23,089	3,590,914
Commercial and industrial loans:
Commercial term	179,835	439	2,411	182,685
Commercial lines of credit	181,462	250	182	181,894
International loans	34,622	—	—	34,622
Total commercial and industrial loans	395,919	689	2,593	399,201
Leases receivable	292,832	—	4,452	297,284
Consumer loans	15,995	—	1,064	17,059
Total	$4,255,791	$17,469	$31,198	$4,304,458

The following is an aging analysis of gross loans and leases, disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
	(in thousands)
December 31, 2018
Real estate loans:
Commercial property
Retail	$221	$—	$986	$1,207	$905,053	$906,260
Hospitality	65	1,203	1,893	3,161	827,518	830,679
Other	816	206	1,205	2,227	1,447,043	1,449,270
Total commercial property loans	1,102	1,409	4,084	6,595	3,179,614	3,186,209
Construction	—	—	—	—	71,583	71,583
Residential property	3,947	273	44	4,264	496,299	500,563
Total real estate loans	5,049	1,682	4,128	10,859	3,747,496	3,758,355
Commercial and industrial loans:
Commercial term	334	49	1,117	1,500	205,191	206,691
Commercial lines of credit	—	—	587	587	193,445	194,032
International loans	—	—	—	—	29,180	29,180
Total commercial and industrial loans	334	49	1,704	2,087	427,816	429,903
Leases receivable	4,681	845	3,737	9,263	389,595	398,858
Consumer loans	146	—	—	146	13,278	13,424
Total	$10,210	$2,576	$9,569	$22,355	$4,578,185	$4,600,540

December 31, 2017
Real estate loans:
Commercial property
Retail	$96	$15	$630	$741	$914,532	$915,273
Hospitality	3,421	168	398	3,987	677,338	681,325
Other	1,245	1,333	563	3,141	1,414,132	1,417,273
Total commercial property loans	4,762	1,516	1,591	7,869	3,006,002	3,013,871
Construction	—	—	—	—	55,190	55,190
Residential property	609	—	—	609	521,244	521,853
Total real estate loans	5,371	1,516	1,591	8,478	3,582,436	3,590,914
Commercial and industrial loans:
Commercial term	430	567	829	1,826	180,859	182,685
Commercial lines of credit	250	—	182	432	181,462	181,894
International loans	—	—	—	—	34,622	34,622
Total commercial and industrial loans	680	567	1,011	2,258	396,943	399,201
Leases receivable	2,295	944	3,554	6,793	290,491	297,284
Consumer loans	—	—	—	—	17,059	17,059
Total	$8,346	$3,027	$6,156	$17,529	$4,286,929	$4,304,458
There was $4,000 of loans that were 90 days or more past due and accruing interest as of December 31, 2018 and no loans that were 90 days or more past due and accruing interest as of December 31, 2017.
Impaired Loans
Loans are considered impaired when they are classified as nonaccrual and principal or interest payments have been contractually past due for 90 days or more, unless the loan is both well-collateralized and in the process of collection; they are classified as TDR loans to offer terms not typically granted by the Bank; current information or events make it unlikely to collect in full according to the contractual terms of the loan agreements; there is a deterioration in the borrower’s financial condition that raises uncertainty as to timely collection of either principal or interest; or full payment of both interest and principal is in doubt according to the original contractual terms.

We evaluate loan impairment in accordance with GAAP. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established. Additionally, loans that are considered impaired are specifically excluded from the analysis when determining the amount of the general allowance for loan losses required for the period.
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
			(in thousands)
As of or for The Year Ended December 31, 2018
Real estate loans:
Commercial property
Retail	$2,166	$2,207	$1,894	$272	$—	$2,001	$183
Hospitality	4,282	5,773	4,032	250	—	7,285	482
Other	7,525	8,016	6,253	1,272	1	7,978	601
Total commercial property loans	13,973	15,996	12,179	1,794	1	17,264	1,266
Residential property	788	929	788	—	—	1,932	91
Total real estate loans	14,761	16,925	12,967	1,794	1	19,196	1,357
Commercial and industrial loans	4,396	4,601	1,644	2,752	428	3,568	211
Leases receivable	5,129	5,162	1,256	3,873	1,383	5,229	46
Consumer loans	839	1,073	746	93	—	1,020	60
Total	$25,125	$27,761	$16,613	$8,512	$1,812	$29,013	$1,674

As of or for The Year Ended December 31, 2017
Real estate loans:
Commercial property
Retail	$1,403	$1,423	$1,246	$157	$1	$1,528	$106
Hospitality	6,184	7,220	2,144	4,040	1,677	6,080	431
Other	8,513	9,330	7,569	944	394	9,551	842
Total commercial property loans	16,100	17,973	10,959	5,141	2,072	17,159	1,379
Residential property	2,563	2,728	824	1,739	21	2,771	122
Total real estate loans	18,663	20,701	11,783	6,880	2,093	19,930	1,501
Commercial and industrial loans	3,040	3,081	1,069	1,971	441	4,214	208
Leases receivable	4,452	4,626	455	3,997	3,334	4,464	47
Consumer loans	1,029	1,215	919	110	10	982	33
Total	$27,184	$29,623	$14,226	$12,958	$5,878	$29,590	$1,789

As of or for The Year Ended December 31, 2016
Real estate loans:
Commercial property
Retail	$1,678	$1,684	$151	$1,527	$120	$2,243	$141
Hospitality	6,227	6,823	2,243	3,984	3,078	4,887	454
Other	11,054	11,900	8,111	2,943	782	11,935	1,326
Total commercial property loans	18,959	20,407	10,505	8,454	3,980	19,065	1,921
Residential property	2,798	2,851	2,798	—	—	2,656	112
Total real estate loans	21,757	23,258	13,303	8,454	3,980	21,721	2,033
Commercial and industrial loans	4,174	4,239	1,297	2,877	347	5,175	321
Consumer loans	419	489	419	—	—	622	29
Total	$26,350	$27,986	$15,019	$11,331	$4,327	$27,518	$2,383

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$2,808	$2,575	$3,053
Less: Interest income recognized on impaired loans	(1,674)	(1,790)	(2,383)
Interest foregone on impaired loans	$1,134	$785	$670
There were no commitments to lend additional funds to borrowers whose loans are included above.
Nonaccrual Loans and Leases
The following table details nonaccrual loans and leases, disaggregated by loan class, as of the dates indicated:

	As of December 31,
	2018	2017
	(in thousands)
Real estate loans:
Commercial property
Retail	$865	$224
Hospitality	3,625	5,263
Other	1,641	2,462
Total commercial property loans	6,131	7,949
Residential property	182	591
Total real estate loans	6,313	8,540
Commercial and industrial loans	3,337	1,892
Leases receivable	5,129	4,452
Consumer loans	746	921
Total nonaccrual loans and leases	$15,525	$15,805
The following table details nonperforming assets as of the dates indicated:

	As of December 31,
	2018	2017
	(in thousands)
Nonaccrual loans and leases	$15,525	$15,805
Loans and leases 90 days or more past due and still accruing	4	—
Total nonperforming loans and leases	15,529	15,805
OREO	663	1,946
Total nonperforming assets	$16,192	$17,751
As of December 31, 2018, OREO consisted of seven properties with a combined carrying value of $663,000 and six properties with a combined carrying value of $1.9 million as of December 31, 2017.

Troubled Debt Restructuring
The following table details TDRs, disaggregated by concession type and by loan type, as of December 31, 2018 and 2017:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
December 31, 2018
Real estate loans	$462	$1,423	$174	$—	$2,059	$3,345	$—	$1,148	$741	$5,234
Commercial and industrial loans	265	107	669	430	1,471	—	166	386	150	702
Consumer loans	746	—	—	—	746	—	—	93	—	93
Total	$1,473	$1,530	$843	$430	$4,276	$3,345	$166	$1,627	$891	$6,029

December 31, 2017
Real estate loans	$1,935	$3,761	$64	$—	$5,760	$3,409	$—	$1,387	$1,237	$6,033
Commercial and industrial loans	131	123	1,173	102	1,529	6	182	503	427	1,118
Consumer loans	811	—	—	—	811	—	—	108	—	108
Total	$2,877	$3,884	$1,237	$102	$8,100	$3,415	$182	$1,998	$1,664	$7,259
As of December 31, 2018 and 2017, total TDRs were $10.3 million, and $15.4 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for six months or less. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.
At December 31, 2018 and 2017, TDRs were subjected to specific impairment analysis, and we determined impairment allowances of $313,000 and $2.2 million, respectively, related to these loans which were included in the allowance for loan losses.

Note 5 — Servicing Assets and Liabilities
The changes in servicing assets and liabilities for the years ended December 31, 2018 and 2017 were as follows:

	As of December 31,
	2018	2017
	(in thousands)
Servicing assets:
Balance at beginning of period	$10,218	$10,564
Addition related to sale of SBA loans	1,589	2,590
Amortization	(3,287)	(3,266)
Reversal of allowance	—	330
Balance at end of period	$8,520	$10,218

Servicing liabilities:
Balance at beginning of period	$2,217	$3,143
Amortization	(700)	(859)
Reversal of allowance	—	(67)
Balance at end of period	$1,517	$2,217
At December 31, 2018 and 2017, we serviced the loans sold to unaffiliated parties in the amount of $448.6 million and $476.5 million, respectively. These represent loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.
The Company recorded servicing fee income of $4.7 million for each of the years ended December 31, 2018, 2017 and 2016, respectively. Net amortization expense was $2.6 million, $2.4 million and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Servicing fee income, net of amortization of servicing assets and liabilities, is included in other operating income in the consolidated statements of income.
Note 6 — Premises and Equipment
The following is a summary of the major components of premises and equipment:

	As of December 31,
	2018	2017
	(in thousands)
Land	$8,470	$8,470
Building and improvements	17,252	17,261
Furniture and equipment	24,144	21,271
Leasehold improvements	11,671	11,571
Leased equipment	879	879
	62,416	59,452
Accumulated depreciation and amortization	(34,664)	(32,797)
Total premises and equipment, net	$27,752	$26,655
Depreciation and amortization expense related to premises and equipment was $2.6 million, $2.9 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 7 — Goodwill and other intangibles
The third-party originators intangible of $483,000 and goodwill of $11.0 million were recorded as a result of the acquisition of the leasing portfolio in 2016. The CDI of $2.2 million was recognized for the core deposits acquired in a 2014 acquisition. The Company's intangible assets were as follows for the periods indicated:

		December 31, 2018			December 31, 2017
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Core deposit intangible	10 years	$2,213	$(1,360)	$853	$2,213	$(1,119)	$1,094
Third-party originators intangible	7 years	483	(185)	298	483	(64)	419
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$13,727	$(1,545)	$12,182	$13,727	$(1,183)	$12,544

Intangible assets amortization expense for the years ended December 31, 2018, 2017 and 2016 was $362,000, $345,000 and $326,000, respectively, and estimated future amortization expense related to the CDI and the third-party originators intangible for each of the next five years is as follows:

Year Ending December 31,	Amount
(in thousands)
2019	$309
2020	261
2021	216
2022	171
2023	125
Thereafter	69
Total	$1,151
The Company performed its annual goodwill impairment analysis in the fourth quarter of 2018 and determined no impairment existed as of December 31, 2018. As of December 31, 2018, management was not aware of any circumstances that would indicate impairment of goodwill or other intangible assets. There were no impairment charges related to intangible assets recorded in earnings in the three years ended December 31, 2018.
Note 8 — Deposits
At December 31, 2018, the scheduled maturities of time deposits are as follows:

Year Ending December 31,	Time Deposits of $250,000 or More	Other Time Deposits	Total
	(in thousands)
2019	$276,799	$1,162,302	$1,439,101
2020	10,128	251,241	261,369
2021	911	95,964	96,875
2022	—	1,464	1,464
2023	775	1,917	2,692
Total	$288,613	$1,512,888	$1,801,501

A summary of interest expense on deposits was as follows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Demand – interest-bearing	$106	$74	$75
Money market and savings	16,182	12,515	6,470
Time deposits of $100,000 or more	24,309	10,471	6,605
Other time deposits	2,483	3,029	3,420
Total interest expense on deposits	$43,080	$26,089	$16,570
Accrued interest payable on deposits totaled $11.4 million and $5.3 million at December 31, 2018 and 2017, respectively. Total deposits reclassified to loans due to overdrafts at December 31, 2018 and 2017 were $1.5 million.
Note 9 — Borrowings
Borrowings consisted of the following:

	As of December 31,
	2018	2017
	(in thousands)
FHLB advances	$55,000	$150,000
Total FHLB advances	$55,000	$150,000
FHLB advances represent collateralized obligations with the FHLB. The following is a summary of contractual maturities pertaining to FHLB advances:

Year of Maturity	Amount	Weighted- Average Interest Rate
	(dollars in thousands)
2018	$55,000	2.56%
Total	$55,000	2.56%
The following is financial data pertaining to overnight FHLB advances:

	As of December 31,
	2018	2017	2016
	(dollars in thousands)
Weighted-average interest rate at end of year	2.56%	1.41%	0.55%
Weighted-average interest rate during the year	1.94%	0.90%	0.45%
Average balance of FHLB advances	$174,452	$119,041	$196,708
Maximum amount outstanding at any month-end	$300,000	$330,000	$320,000
We have pledged loans receivable with market values of $1.10 billion as collateral with the FHLB for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is $924.4 million, of which $729.4 million remained available as of December 31, 2018. At December 31, 2018, we had $29.3 million available for use through the Fed Discount Window, as we pledged securities with carrying values of $29.9 million, and there were no borrowings.
At December 31, 2018, advances from the FHLB were $55.0 million, a decrease of $95.0 million from $150.0 million at December 31, 2017, and all FHLB advances were overnight borrowings at December 31, 2018. For the years ended December 31, 2018, 2017 and 2016 interest expense on FHLB advances were $3.4 million, $1.1 million and $879,000, respectively, and the weighted-average interest rates were 1.94 percent, 0.90 percent and 0.45 percent, respectively.

Note 10 — Subordinated Debentures
The Company issued Fixed-to-Floating Subordinated Notes (“Notes”) of $100 million on March 21, 2017, with a final maturity on March 30, 2027.  The Notes have an initial fixed interest rate of 5.45% per annum, payable semi-monthly on March 30 and September 30 of each year.  From and including March 30, 2022 and thereafter, the Notes bear interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.315% payable quarterly.  If the then current three-month LIBOR is less than zero, three-month LIBOR will be deemed to be zero. Debt issuance cost was $2.3 million, which is being amortized through the Note's maturity date. At December 31, 2018 and December 31, 2017, the balance of Notes included in the Company's Consolidated Balance Sheet, net of debt issuance cost, was $98.1 million and $98.0 million. The amortization of debt issuance cost was $182,000 and $134,000 for the years ended December 31, 2018 and 2017, respectively.
The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of the acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures' maturity date of March 15, 2036. A trust was formed in 2005 by the acquired entity and $26.0 million of Trust Preferred Securities (“TPS”) was issued at a 6.26 percent fixed rate for the first five years and a variable rate at the three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At December 31, 2018 and December 31, 2017, the balance of Subordinated Debentures included in the Company's Consolidated Balance Sheets, net of discount of $7.1 million and $7.5 million, was $19.7 million and $19.3 million, respectively. The amortization of discount was $356,000, $329,000 and $275,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
Note 11 — Income Taxes
In accordance with the provisions of ASC 740, the Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Unrecognized tax benefits at beginning of year	$1,039	$1,039	$934
Gross increases for tax positions of prior years	—	—	105
Lapse of statute of limitations	(837)	—	—
Unrecognized tax benefits at end of year	$202	$1,039	$1,039
The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $202,000, $1.0 million and $1.0 million as of December 31, 2018, 2017 and 2016, respectively.
For the year ended December 31, 2018, unrecognized tax benefits decreased by $837,000 in connection with California Enterprise Zone interest deductions as result of the lapse of the statute of limitations. For the year ended December 31, 2017, unrecognized tax benefits in connection with California Enterprise Zone interest deductions did not change. For the year ended December 31, 2016, unrecognized tax benefits increased by $105,000 in connection with California Enterprise Zone interest deductions.
In 2018, 2017 and 2016, the Company accrued interest of $10,000, $34,000 and $33,000 for uncertain tax benefits, respectively. As of December 31, 2018, 2017 and 2016, the total amounts of accrued interest related to uncertain tax positions, net of federal tax benefit, were $57,000, $132,000 and $101,000, respectively. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest and penalties are included within the related tax liability line on the Consolidated Balance Sheets.
Unrecognized tax benefit primarily includes state exposures from California Enterprise Zone interest deductions. The Company expects the currently open uncertain tax positions to be settled in the next twelve months.

As of December 31, 2018, the Company was subject to examination by various federal and state tax authorities for certain of the years ended December 31, 2008 through 2018. As of December 31, 2018, the Company was subject to audit or examination by Internal Revenue Service for 2013 and California Franchise Tax Board for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements due to the result of the audits.

The Company adopted ASU 2016-09, Compensation - Stock Compensation. In accordance with this standard the Company recognizes excess tax benefits as income tax expense or benefit in the income statement. During 2018, the Company recognized $37,000 of increases to taxable income due to shortfalls arising from exercises and vesting. During 2017, the Company recognized $1.8 million of income tax deductions due to excess tax benefits arising from exercises and vesting.

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
A summary of the provision for income taxes was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current expense:
Federal	$13,415	$20,924	$19,802
State	5,293	6,804	6,503
Total current expense	18,708	27,728	26,305
Deferred expense (benefit):
Federal	3,428	14,623	4,410
State	3,966	(1,727)	2,184
Total deferred expense	7,394	12,896	6,594
Provision for income taxes	$26,102	$40,624	$32,899

Deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$10,035	$9,282	$13,932
Depreciation	—	192	—
Purchase accounting	2,724	4,685	7,492
Net operating loss carryforward	17,609	18,648	16,876
Unrealized loss on securities available for sale	2,457	919	1,695
Indemnified assets	1,151	701	1,441
Tax credit	561	1,241	3,516
State taxes	1,138	1,489	2,231
Other	1,804	3,724	5,726
Total deferred tax assets	37,479	40,881	52,909
Deferred tax liabilities:
Mark to market	(4,719)	(4,879)	(3,960)
Depreciation	(467)	—	(396)
Other	—	(797)	(1,190)
Total deferred tax liabilities	(5,186)	(5,676)	(5,546)
Valuation Allowance	(4,852)	(2,750)	(1,031)
Net deferred tax assets	$27,441	$32,455	$46,332
As of December 31, 2018, the Company's net deferred tax assets, which primarily consists of net operating loss carryforwards and the allowance for loan and lease losses, decreased by $5.0 million from 2017 primarily due to the reduction in purchase accounting and an increase in the valuation allowance related to state net operating losses. As of December 31, 2017, the Company’s net deferred tax assets decreased by $13.9 million from 2016 primarily due to the reduction in the allowance for loan and lease losses, tax credits and the impact of the reduction to the federal tax rate resulting from the Tax Act.
As of each reporting date, management considers the realization of deferred tax assets based on management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. As of December 31, 2018, management determined that a valuation allowance of $4.9 million was appropriate against certain state net operating losses and certain state tax credits. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. As of December 31, 2017, management determined a valuation allowance of $2.8 million was appropriate against certain state net operating losses and certain tax credits. Therefore the valuation allowance increased $2.1 million in 2018.
As of December 31, 2018, the Company had net operating loss carryforwards of $210.7 million for state income tax purposes, which are available to offset future taxable income, if any, through 2033. As of December 31, 2018, the Company had state low income housing tax credit carryforwards of approximately $204,000. The state low income housing tax credits carry forward indefinitely.

Reconciliation between the federal statutory income tax rate and the effective tax rate is shown in the following table:

	Year Ended December 31,
	2018	2017	2016
Federal statutory income tax rate	21.00%	35.00%	35.00%
State taxes, net of federal tax benefits	9.50%	6.64%	7.04%
Tax-exempt municipal securities	(0.16)%	(0.24)%	(0.26)%
Tax credit - federal	(2.37)%	(2.37)%	(2.50)%
Federal rate adjustment, net of federal benefit of state	1.32%	4.18%	—%
Other	1.80%	(0.58)%	(2.48)%
Effective tax rate	31.09%	42.63%	36.80%

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
In 2017, the Company reported certain provisional amounts based on reasonable estimates as permitted under SAB 118 for which the accounting under ASC 740 was incomplete. Upon filing the 2017 income tax returns in 2018, the Company recorded a change of $1.1 million to the provisional amount related to the re-measurement of the ending deferred tax assets and liabilities from 35% to 21%. During the fourth quarter of 2018, the Company has completed the accounting required under ASC 740.

Note 12 — Accumulated Other Comprehensive Income (Loss)
Activity in accumulated other comprehensive income for the year ended December 31, 2018, 2017 and 2016 was as follows:

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Interest-Only Strip	Tax Benefit (Expense)	Total
		(in thousands)
For the year ended December 31, 2018
Balance at beginning of period	$(3,188)	$—	$1,319	$(1,869)
Other comprehensive loss before reclassification	(5,790)	—	1,684	(4,106)
Reclassification from accumulated other comprehensive loss	(87)	—	—	(87)
Adjustments to accumulated other comprehensive income	529	—	(546)	(17)
Period change	(5,348)	—	1,138	(4,210)
Balance at end of period	$(8,536)	$—	$2,457	$(6,079)

For the year ended December 31, 2017
Balance at beginning of period	$(4,089)	$—	$1,695	$(2,394)
Other comprehensive income before reclassification	2,649	—	(376)	2,273
Reclassification from accumulated other comprehensive income	(1,748)	—	—	(1,748)
Period change	901	—	(376)	525
Balance at end of period	$(3,188)	$—	$1,319	$(1,869)

For the year ended December 31, 2016
Balance at beginning of period	$(2,331)	$9	$2,007	$(315)
Other comprehensive loss before reclassification	(1,712)	(9)	(312)	(2,033)
Reclassification from accumulated other comprehensive loss	(46)	—	—	(46)
Period change	(1,758)	(9)	(312)	(2,079)
Balance at end of period	$(4,089)	$—	$1,695	$(2,394)
The Company recorded a net $17,000 adjustment related to adoption of two new accounting standards (ASU 2016-01 and ASU 2018-02) effective January 1, 2018. The $17,000 adjustment includes a $529,000 reduction of unrealized losses related to the Company's mutual funds equity securities upon adoption of ASU 2016-01 and a $546,000 reduction in tax benefits upon adoption of ASU 2016-01 and ASU 2018-02. All mutual fund equity securities were sold during the three months ended March 31, 2018. See Notes 3 and 11 to the Consolidated Financial Statements for additional information on adoption of ASU 2016-01 and ASU 2018-02, respectively.
For the year ended December 31, 2018, there was a $87,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the redemption and sale of available-for-sale securities. The $87,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities in noninterest income. Net unrealized losses of $413,000 related to these sold securities had previously been recorded in accumulated other comprehensive income or loss.
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
At December 31, 2018, the Bank’s capital ratios exceeded the minimum requirements to place the Bank in the “well capitalized” category and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5% became effective on January 1, 2019, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 6.19% and 7.20% and the Company's capital conservation buffer was 5.74% and 6.55% as of December 31, 2018 and 2017, respectively.

The capital ratios of Hanmi Financial and the Bank as of December 31, 2018 and 2017 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2018
Total capital (to risk-weighted assets):
Hanmi Financial	$682,398	14.54%	$375,449	8.00%	N/A	N/A
Hanmi Bank	$664,195	14.19%	$374,538	8.00%	$468,173	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$550,839	11.74%	$281,587	6.00%	N/A	N/A
Hanmi Bank	$630,782	13.47%	$280,904	6.00%	$374,538	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$531,177	11.32%	$211,190	4.50%	N/A	N/A
Hanmi Bank	$630,782	13.47%	$210,678	4.50%	$304,312	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$550,839	10.18%	$216,526	4.00%	N/A	N/A
Hanmi Bank	$630,782	11.67%	$216,265	4.00%	$270,331	5.00%

December 31, 2017
Total capital (to risk-weighted assets):
Hanmi Financial	$684,272	15.50%	$353,171	8.00%	N/A	N/A
Hanmi Bank	$670,896	15.20%	$353,091	8.00%	$441,364	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$553,970	12.55%	$264,878	6.00%	N/A	N/A
Hanmi Bank	$638,557	14.47%	$264,818	6.00%	$353,091	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$537,950	12.19%	$198,658	4.50%	N/A	N/A
Hanmi Bank	$638,557	14.47%	$198,614	4.50%	$286,886	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$553,970	10.79%	$205,344	4.00%	N/A	N/A
Hanmi Bank	$638,557	12.44%	$205,385	4.00%	$256,731	5.00%
Note 14 — Fair Value Measurements
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument below:
Securities available for sale - The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curve, prepayment speeds, and default rates. Level 1 securities include U.S. treasury securities and mutual funds that are traded on an active exchange or by dealers or brokers in active over-the-counter markets. The fair value of these securities is determined by quoted prices on an active exchange or over-the-counter market. Level 2 securities primarily include mortgage-backed securities, collateralized mortgage obligations, U.S. government agency securities and municipal bonds in markets that are active. In determining the fair value of the securities categorized as Level 2, we obtain reports from nationally recognized broker-dealers detailing the fair value of each investment security held as of each reporting date. The broker-dealers use prices obtained from nationally recognized pricing services to value our fixed income securities. The fair value of the municipal securities is determined based on pricing data provided by nationally recognized pricing services. We review the prices obtained for reasonableness based on our understanding of the marketplace, and also consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and as they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy. Level 3 securities are instruments that are not traded in the market. As such, no observable market data for the instrument is available, which necessitates the use of significant unobservable inputs.
Loans held for sale – All loans held for sale are SBA loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At December 31, 2018 and 2017, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.
Impaired loans – Nonaccrual loans and performing restructured loans are considered impaired for reporting purposes and are measured and recorded at fair value on a non-recurring basis. All impaired loans with a carrying balance over $250,000 are reviewed individually for the amount of impairment, if any. Impaired loans with a carrying balance of $250,000 or less are evaluated for impairment collectively. The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on either the current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value reported on older appraisals that are then adjusted based on recent market trends, a Level 3 measurement.
OREO – Fair value of OREO is based primarily on third party appraisals, less costs to sell and result in a Level 2 classification of the inputs for determining fair value. Appraisals are required annually and may be updated more frequently as circumstances require and the fair value adjustments are made to OREO based on the updated appraised value of the property.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2018 and 2017, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(in thousands)
December 31, 2018
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$295,034	$—	$295,034
Collateralized mortgage obligations	—	122,292	—	122,292
U.S. government agency securities	—	7,402	—	7,402
Municipal bonds-tax exempt	—	110,350	—	110,350
U.S. treasury securities	39,830	—	—	39,830
Total securities available for sale	$39,830	$535,078	$—	$574,908
December 31, 2017
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$303,609	$—	$303,609
Collateralized mortgage obligations	—	117,768	—	117,768
U.S. government agency securities	—	7,414	—	7,414
Municipal bonds-tax exempt	—	127,475	—	127,475
U.S. treasury securities	152	—	—	152
Mutual funds	22,386	—	—	22,386
Total securities available for sale	$22,538	$556,266	$—	$578,804
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As of December 31, 2018 and 2017, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Years Ended
	(in thousands)
December 31, 2018
Assets:
Impaired loans (1)	$—	$3,253	$1,957	$1,184
OREO	—	663	—	—
December 31, 2017
Assets:
Impaired loans (2)	$—	$6,121	$2,436	$2,730
OREO	—	1,946	—	—

(1)	Includes real estate loans of $3.5 million and commercial and industrial loans of $1.7 million.

(2)	Includes real estate loans of $6.7 million and commercial and industrial loans of $1.7 million.
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
Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). This standard, among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we have concluded that the carrying amounts approximate fair value, the fair value estimates shown below have are based on an exit price notion as of December 31, 2018, as required by ASU 2016-01. The financial instruments for which we have concluded that the carrying amounts approximate fair value include, cash and due from banks, accrued interest receivable and payable, FHLB stock, and noninterest-bearing deposits. The fair values of off-balance sheet items are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.
The estimated fair values of financial instruments were as follows:

	December 31, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$155,376	$155,376	$—	$—
Securities available for sale	574,908	39,830	535,078	—
Loans held for sale	9,390	—	9,905	—
Loans and leases receivable, net of allowance for loan and lease losses	4,568,566	—	—	4,518,716
Accrued interest receivable	13,331	13,331	—	—
FHLB stock	16,385	—	16,385	—
Financial liabilities:
Noninterest-bearing deposits	1,284,530	—	1,284,530	—
Interest-bearing deposits	3,462,705	—	—	3,458,523
Borrowings	172,808	—	98,020	54,939
Accrued interest payable	11,379	11,379	—	—
Off-balance sheet items:
Commitments to extend credit	325,100	—	—	325,100
Standby letters of credit	32,500	—	—	32,500
Commercial letters of credit	13,848	—	—	13,848

	December 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$153,826	$153,826	$—	$—
Securities available for sale	578,804	22,538	556,266	—
Loans held for sale	6,394	—	6,394	—
Loans and leases receivable, net of allowance for loan and lease losses	4,273,415	—	—	4,213,689
Accrued interest receivable	12,770	12,770	—	—
FHLB stock	16,385	—	16,385	—
Financial liabilities:
Noninterest-bearing deposits	1,312,274	—	1,312,274	—
Interest-bearing deposits	3,036,380	—	—	2,973,139
Borrowings	267,270	—	—	267,270
Accrued interest payable	5,309	5,309	—	—
Off-balance sheet items:
Commitments to extend credit	318,634	—	—	318,634
Standby letters of credit	19,294	—	—	19,294
Commercial letters of credit	9,308	—	—	9,308
The methods and assumptions used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value are explained below:
Cash and cash equivalents – The carrying amounts of cash and cash equivalents approximate fair value due to the short-term nature of these instruments (Level 1).
Securities – The fair value of securities, consisting of securities available for sale, is generally obtained from market bids for similar or identical securities, from independent securities brokers or dealers, or from other model-based valuation techniques described above (Level 1 and 2).
Loans and leases receivable, net of allowance for loan and lease losses – The fair value of loans and leases receivable is estimated based on the discounted cash flow approach. To estimate the fair value of the loans and leases, certain loan and lease characteristics such as account types, remaining terms, annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances are considered. Additionally, the Company’s prior charge-off rates and loss ratios as well as various other assumptions relating to credit, interest, and prepayment risks are used as part of valuing the loan and lease portfolio. Subsequently, the loans and leases were individually valued by sorting and pooling them based on loan and lease types, credit risk grades, and payment types. Consistent with the requirements of ASU 2016-2 which was adopted by the Company on January 1, 2018, the fair value of the Company's loans and leases receivable is considered to be an exit price notion as of December 31, 2018 (Level 3).
The fair value of impaired loans is estimated based on the net realizable fair value of the collateral or the observable market price of the most recent sale or quoted price from loans held for sale. The Company does not record loans at fair value on a recurring basis. Nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on the current appraised value of the collateral (Level 3).
Loans held for sale – Loans held for sale, representing the guaranteed portion of SBA loans, are carried at the lower of aggregate cost or fair market value, as determined based upon quotes, bids or sales contract prices (Level 2).
Accrued interest receivable – The carrying amount of accrued interest receivable approximates its fair value (Level 1).
FHLB stock - The carrying amounts of FHLB stock approximate fair value, as such stock may be resold to the issuer at carrying value (Level 2).

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
Borrowings – Borrowings consist of FHLB advances, subordinated debentures and other borrowings. Discounted cash flows based on current market rates for borrowings with similar remaining maturities are used to estimate the fair value of borrowings (Level 2 and 3).
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
Note 15 — Share-based Compensation
At December 31, 2018, we had two incentive plans; the 2007 Equity Compensation Plan (the “2007 Plan”) which replaced our 2000 plan and the 2013 Equity Compensation Plan (the “2013 Plan” and with 2007 Plan, the “Plans”) which replaced the 2007 Plan.
The 2013 Plan provides awards of options, stock appreciation rights, restricted stock awards, restricted stock unit awards, shares granted as a bonus or in lieu of another award, dividend equivalent, other stock-based award or performance award, together with any other right or interest to a participant under the plan. Plan participants include executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. Although no future stock options may be granted under the earlier plans, certain employees, directors and officers of Hanmi Financial and its subsidiaries still hold options to purchase Hanmi Financial common stock under the 2007 and 2013 Plans. Under the 2013 Plan, we may grant equity incentive awards for up to 1,500,000 shares of common stock. As of December 31, 2018, 440,055 shares were still available for issuance under the 2013 Plan.
The Company adopted ASU 2016-09, Compensation - Stock Compensation, during the three months ended March 31, 2016. Adoption of this ASU did not have a material impact on the Company's financial statements. Excess tax benefits related to the Company's share-based compensation were recognized as income tax expense in the consolidated statement of income for the three years ended December 31, 2018.
The table below provides the share-based compensation expense and related tax benefits for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Share-based compensation expense	$3,515	$2,893	$3,008
Related tax benefits	$984	$1,179	$1,191
As of December 31, 2018, unrecognized share-based compensation expense was as follows

	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)

Restricted stock awards	$4,306	1.9 years
Total unrecognized share-based compensation expense	$4,306	1.9 years

2013 and 2007 Equity Compensation Plans
Stock Options
All stock options granted under the Plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock options granted under the Plans generally vest based on three to five years of continuous service and expire 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plans). New shares of common stock are issued or treasury shares are utilized upon the exercise of stock options. There were no options granted during the three years ended December 31, 2018.

The following information under the Plans is presented for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Fair value of options vested	$184	$820	$2,322
Total intrinsic value of options exercised (1)	$—	$432	$1,862
Cash received from options exercised	$—	$288	$1,453

(1)	Intrinsic value represents the difference between the closing stock price on the exercise date and the exercise price, multiplied by the number of options.
The following is a summary of stock option transactions under the Plans for the periods indicated:

	Year Ended December 31,
	2018		2017		2016
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Options outstanding at beginning of period	364,088	$17.86	387,901	$17.49	510,148	$24.38
Options exercised	(25,750)	$22.06	(23,813)	$12.21	(94,997)	$15.29
Options forfeited	—	$—	—	$—	(125)	$144.00
Options expired	—	$—	—	$—	(27,125)	$154.09
Options outstanding at end of period	338,338	$17.52	364,088	$17.86	387,901	$17.49
Options exercisable at end of period	338,338	$17.52	354,753	$17.71	341,561	$16.85
The following is a summary of transactions for non-vested stock options under the Plans for the periods indicated:

	Year Ended December 31,
	2018		2017		2016
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Non-vested options outstanding at beginning of period	9,335	$23.47	46,340	$22.42	176,688	$19.13
Options vested	(9,335)	$23.47	(37,005)	$22.16	(130,223)	$17.83
Options forfeited	—	$—	—	$—	(125)	$144.00
Non-vested options outstanding at end of period	—	$—	9,335	$23.47	46,340	$22.42

As of December 31, 2018, stock options outstanding under the Plans were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
			(in thousands except share and per share data)
$10.80 to $14.99	12,338	$90	$12.36	3.6 years	12,338	$90	$12.36	3.6 years
$15.00 to $19.99	265,000	834	16.55	4.7 years	265,000	834	16.55	4.7 years
$20.00 to $24.83	61,000	—	22.73	5.8 years	61,000	—	22.73	5.8 years
	338,338	$924	$17.52		338,338	$924	$17.52

(1)
Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $19.70 as of December 31, 2018, and the exercise price, multiplied by the number of options.

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
The table below provides information for restricted stock awards under the 2013 Plan for the periods indicated:

	2018		2017		2016
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	317,783	$21.09	343,958	$16.60	137,114	$20.74
Restricted stock granted	156,771	$25.02	127,239	$31.06	287,179	$15.52
Restricted stock vested	(106,674)	$27.11	(139,298)	$18.73	(77,515)	$19.75
Restricted stock forfeited	(63,285)	$15.38	(14,116)	$24.73	(2,820)	$21.58
Restricted stock at end of period	304,595	$21.98	317,783	$21.09	343,958	$16.60

Note 16 — Earnings per Share
The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount (1)
	(in thousands, except share and per share data)
Year Ended December 31, 2018
Basic EPS
Net income	$57,868	31,924,863	$1.81
Less: Income allocated to unvested restricted stock	359	31,924,863	0.01
Basic EPS	$57,509	31,924,863	$1.80
Effect of dilutive securities - options and unvested restricted stock		126,470
Diluted EPS
Net income	$57,868	32,051,333	$1.80
Less: Income allocated to unvested restricted stock	359	32,051,333	0.01
Diluted EPS	$57,509	32,051,333	$1.79

Year Ended December 31, 2017
Basic EPS
Net income	$54,660	32,071,585	$1.71
Less: Income allocated to unvested restricted stock	339	32,071,585	0.01
Basic EPS	$54,321	32,071,585	$1.70
Effect of dilutive securities - options and unvested restricted stock		178,333
Diluted EPS
Net income	$54,660	32,249,918	$1.70
Less: Income allocated to unvested restricted stock	339	32,249,918	0.01
Diluted EPS	$54,321	32,249,918	$1.69

Year Ended December 31, 2016
Basic EPS
Income from continuing operations, net of taxes	$56,489	31,899,582	$1.77
Loss from discontinued operations, net of taxes	457	31,899,582	0.01
Basic EPS	$56,032	31,899,582	$1.76
Effect of dilutive securities - options and unvested restricted stock		149,122
Diluted EPS
Income from continuing operations, net of taxes	$56,489	32,048,704	$1.76
Loss from discontinued operations, net of taxes	457	32,048,704	0.01
Diluted EPS	$56,032	32,048,704	$1.75

(1)	Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.
There were no anti-dilutive options and shares of unvested restricted stock outstanding for the years ended December 31, 2018 and 2017. For the year ended December 31, 2016, there was 74,389 options and shares of unvested restricted stock outstanding that were not included in the computation of diluted EPS because their effect would be anti-dilutive.

Note 17 — Employee Benefits
401(k) Plan
We have a Section 401(k) plan for the benefit of substantially all of our employees. We match 75 percent of participant contributions to the 401(k) plan up to 8 percent of each 401(k) plan participant’s annual compensation. Contributions to the 401(k) plan were $2.4 million, $2.0 million and $1.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Bank-Owned Life Insurance
As of December 31, 2018, cash surrender value of bank-owned life insurance was $51.7 million. The Bank is the beneficiary under the policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier.
Note 18 — Commitments and Contingencies
We lease our premises under non-cancelable operating leases. At December 31, 2018, future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Year Ended December 31,	Amount
(in thousands)
2019	$6,955
2020	5,650
2021	3,339
2022	2,631
2023	2,044
Thereafter	7,259
Total	$27,878
For the years ended December 31, 2018, 2017 and 2016, rental expenses recorded under such leases amounted to $7.4 million, $7.0 million and $6.6 million, respectively.
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

Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31, 2018	December 31, 2017
	(in thousands)
Commitments to extend credit	$325,100	$318,634
Standby letters of credit	32,500	19,294
Commercial letters of credit	13,848	9,308
Total undisbursed loan commitments	$371,448	$347,236
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

	As of and for the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Allowance for off-balance sheet items:
Balance at beginning of period	$1,296	$1,184	$986
Provision	143	112	198
Balance at end of period	$1,439	$1,296	$1,184
Note 20 — Liquidity
Hanmi Financial
Hanmi Financial had $7.5 million in cash on deposit with its bank subsidiary. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.
Hanmi Bank
The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of December 31, 2018, the Bank had $55.0 million of FHLB advances and $351.3 million of brokered deposits.
We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its assets. As of December 31, 2018, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $924.4 million and $729.4 million, respectively, compared to $802.9 million and $652.9 million, respectively, as of December 31, 2017. The Bank’s FHLB borrowings as of December 31, 2018 and December 31, 2017 totaled $55.0 million and $150.0 million, respectively.
The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, leases and securities, and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.

As a means of augmenting its liquidity, the Bank had an available borrowing source of $29.3 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $29.9 million, and had no borrowings as of December 31, 2018. The Bank also maintains a line of credit for repurchase agreements up to $100.0 million. The Bank also had three unsecured federal funds lines of credit totaling $115.0 million with no outstanding balances as of December 31, 2018.
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
Note 21 — Condensed Financial Information of Parent Company
Balance Sheets

	Year Ended December 31,
	2018	2017
	(in thousands)
Assets
Cash	$7,450	$13,087
Investment in consolidated subsidiaries	652,174	666,371
Other assets	12,196	831
Total assets	$671,820	$680,289
Liabilities and Stockholders’ Equity
Liabilities:
Subordinated debentures	$117,808	$117,270
Other liabilities	1,444	542
Total liabilities	119,252	117,812
Stockholders’ equity	552,568	562,477
Total liabilities and stockholders’ equity	$671,820	$680,289

Statements of Income

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Dividends from bank subsidiary	$76,669	$22,619	$8,978
Interest expense	(6,925)	(5,353)	(825)
Other expense	(5,988)	(5,291)	(5,188)
Income before taxes and undistributed income	63,756	11,975	2,965
Income tax benefit	4,116	7,513	2,382
Income before undistributed income of subsidiary	67,872	19,488	5,347
Equity in undistributed earnings of subsidiary	(10,004)	35,172	51,142
Net income	$57,868	$54,660	$56,489

Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash Flows from Operating Activities:
Net income	$57,868	$54,660	$56,489
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed earnings from subsidiary	10,004	(35,172)	(51,141)
Amortization of subordinated debentures	538	463	275
Share-based compensation expense	3,515	2,893	3,008
Change in other assets and liabilities	(10,463)	5,156	(95)
Net cash provided by operating activities	61,462	28,000	8,536
Cash Flows from Investing Activities:
Investment in Hanmi Bank	—	(90,000)	—
Net cash used in investing activities	—	(90,000)	—
Cash Flows from Financing Activities:
Proceeds from exercise of stock options and stock warrants	570	288	1,453
Proceeds from issuance of long-term debt	—	97,828	—
Cash paid for repurchases of vested shares due to employee tax liability	(680)	(1,103)	(579)
Repurchase of common stock	(36,068)	—	—
Cash dividends paid	(30,921)	(25,811)	(21,185)
Net cash (used in) provided by financing activities	(67,099)	71,202	(20,311)
Net (decrease) increase in cash	(5,637)	9,202	(11,775)
Cash at beginning of year	13,087	3,885	15,660
Cash at end of year	$7,450	$13,087	$3,885

Note 22 — Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is shown in the following tables:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2018:
Interest and dividend income	$55,082	$57,322	$60,036	$61,957
Interest expense	10,158	12,208	14,707	16,311
Net interest income before provision for loan and lease losses	44,924	45,114	45,329	45,646
Loan and lease loss provision	649	100	200	3,041
Noninterest income	6,061	5,945	6,215	6,299
Noninterest expense	29,757	29,510	29,008	29,298
Income before income tax expense	20,579	21,449	22,336	19,606
Income tax expense	5,724	5,901	6,255	8,222
Net income	$14,855	$15,548	$16,081	$11,384
Basic earnings per share	$0.46	$0.48	$0.50	$0.37
Diluted earnings per share	$0.46	$0.48	$0.50	$0.37

2017:
Interest and dividend income	$48,349	$51,326	$53,862	$55,784
Interest expense	5,995	8,148	8,936	9,440
Net interest income before provision for loan and lease losses	42,354	43,178	44,926	46,344
Loan and lease loss (income ) provision	(80)	422	269	220
Noninterest income	7,217	9,702	8,816	7,680
Noninterest expense	27,240	28,944	28,660	29,258
Income before income tax expense	22,411	23,514	24,813	24,546
Income tax expense	8,628	9,057	9,890	13,049
Net income	$13,783	$14,457	$14,923	$11,497
Basic earnings per share	$0.43	$0.45	$0.46	$0.36
Diluted earnings per share	$0.43	$0.45	$0.46	$0.36
Note 23 — Subsequent Events
In addition to the 2018 stock purchase program which was completed during the fourth quarter of 2018 (see Note 1 to the Consolidated Financial Statements, Treasury Stock), on January 24, 2019, the Company announced that its Board of Directors has adopted a new stock repurchase program under which the Company may repurchase up to 5% of its outstanding shares, or approximately 1.5 million shares, of its common stock. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.
Management has evaluated subsequent events through the date of issuance of the financial data included herein. Except for the stock repurchase program described in the preceding paragraph, there have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of December 31, 2018.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2019	Hanmi Financial Corporation

	By:	/s/ C. G. Kum
C. G. Kum
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 1, 2019.

/s/ C. G. Kum	/s/ Romolo C. Santarosa
C. G. Kum	Romolo C. Santanrosa
Chief Executive Officer; Director	Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Joseph K. Rho	/s/ John J. Ahn
Joseph K. Rho	John J. Ahn
Chairman of the Board	Director

/s/ Christie K. Chu	/s/ Harry H. Chung
Christie K. Chu	Harry H. Chung
Director	Director

/s/ David L. Rosenblum	/s/ Thomas J. Williams
David L. Rosenblum	Thomas J. Williams
Director	Director

/s/ Michael M. Yang	/s/ Scott R. Diehl
Michael M. Yang	Scott R. Diehl
Director	Director

/s/ Kiho Choi
Kiho Choi
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

10.1
Amended and Restated Employment Agreement by and between Hanmi Financial Corporation, Hanmi Bank and C. G. Kum dated as of June 15, 2018 (incorporated by reference herein from Exhibit 10.1 to Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on June 15, 2018).†

10.2
Form of Indemnity Agreement (incorporated by reference herein from Exhibit 10.35 to Hanmi Financial's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011).

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