Form 10-Q
period 2019-03-31
HANMI FINANCIAL CORP
filed 2019-05-10
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 7, 2019, there were 30,928,043 outstanding shares of the Registrant’s Common Stock.

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	HAFC	Nasdaq Global Select Market

Hanmi Financial Corporation and Subsidiaries
Quarterly Report on Form 10-Q
Three Months Ended March 31, 2019

Part I — Financial Information
Item 1. Financial Statements
Hanmi Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited) March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$169,830	$155,376
Securities available for sale, at fair value (amortized cost of $624,112 as of March 31, 2019 and $583,444 as of December 31, 2018)	621,470	574,908
Loans held for sale, at the lower of cost or fair value	7,140	9,390
Loans and leases receivable, net of allowance for loan and lease losses of $32,896 as of March 31, 2019 and $31,974 as of December 31, 2018	4,542,724	4,568,566
Accrued interest receivable	13,397	13,331
Premises and equipment, net	28,426	27,752
Customers’ liability on acceptances	750	173
Servicing assets	7,978	8,520
Goodwill and other intangible assets, net	12,105	12,182
Federal Home Loan Bank (“FHLB”) stock, at cost	16,385	16,385
Bank-owned life insurance	51,941	51,661
Prepaid expenses and other assets	98,922	63,975
Total assets	$5,571,068	$5,502,219
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$1,316,114	$1,284,530
Interest-bearing	3,504,061	3,462,705
Total deposits	4,820,175	4,747,235
Accrued interest payable	14,437	11,379
Bank’s liability on acceptances	750	173
Borrowings	—	55,000
Subordinated debentures	117,947	117,808
Accrued expenses and other liabilities	53,467	18,056
Total liabilities	5,006,776	4,949,651
Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,153,888 shares (30,860,533 shares outstanding) as of March 31, 2019 and issued 33,202,369 shares (30,928,437 shares outstanding) as of December 31, 2018	33	33
Additional paid-in capital	570,432	569,712
Accumulated other comprehensive loss, net of tax benefit of $760 as of March 31, 2019 and $2,457 as of December 31, 2018	(1,882)	(6,079)
Retained earnings	104,771	97,539
Less: treasury stock, at cost; 2,293,355 shares as of March 31, 2019 and 2,273,932 shares as of December 31, 2018	(109,062)	(108,637)
Total stockholders’ equity	564,292	552,568
Total liabilities and stockholders’ equity	$5,571,068	$5,502,219

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Interest and dividend income:
Interest and fees on loans and leases	$58,334	$51,574
Interest on securities	3,456	3,105
Dividends on FHLB stock	289	289
Interest on deposits in other banks	335	114
Total interest and dividend income	62,414	55,082
Interest expense:
Interest on deposits	15,683	7,785
Interest on borrowings	71	679
Interest on subordinated debentures	1,772	1,694
Total interest expense	17,526	10,158
Net interest income before provision for loan and lease losses	44,888	44,924
Loan and lease loss provision	1,117	649
Net interest income after provision for loan and lease losses	43,771	44,275
Noninterest income:
Service charges on deposit accounts	2,358	2,511
Trade finance and other service charges and fees	1,124	1,173
Gain on sales of Small Business Administration (“SBA”) loans	926	1,448
Net gain (loss) on sales of securities	725	(428)
Other operating income	1,121	1,357
Total noninterest income	6,254	6,061
Noninterest expense:
Salaries and employee benefits	15,738	18,702
Occupancy and equipment	4,521	4,072
Data processing	2,083	1,678
Professional fees	1,649	1,369
Supplies and communications	844	708
Advertising and promotion	760	876
Other operating expenses	3,470	2,352
Total noninterest expense	29,065	29,757
Income before income tax expense	20,960	20,579
Income tax expense	6,288	5,724
Net income	$14,672	$14,855

Basic earnings per share	$0.48	$0.46
Diluted earnings per share	$0.48	$0.46
Weighted-average shares outstanding:
Basic	30,667,378	32,145,214
Diluted	30,720,772	32,301,095

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$14,672	$14,855
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	6,619	(8,864)
Less: reclassification adjustment for net gain included in net income	(725)	—
Income tax (expense) benefit related to items of other comprehensive income	(1,697)	2,543
Other comprehensive income (loss), net of tax	4,197	(6,321)
Comprehensive income	$18,869	$8,534

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at January 1, 2018	33,083,133	(651,506)	32,431,627	$33	$565,627	$(1,869)	$70,575	$(71,889)	$562,477
Adjustments related to adoption of new accounting standards:
ASU 2016-01 (See Notes 1 and 2)	—	—	—	—	—	382	(382)	—	—
ASU 2018-02 (See Notes 1 and 5)	—	—	—	—	—	(399)	399	—	—
Adjusted balance at January 1, 2018	33,083,133	(651,506)	32,431,627	$33	$565,627	$(1,886)	$70,592	$(71,889)	$562,477
Stock options exercised	25,750	—	25,750	—	570	—	—	—	570
Restricted stock awards, net of forfeitures	58,885	—	58,885	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	884	—	—	—	884
Restricted stock surrendered due to employee tax liability	—	(13,604)	(13,604)	—	—	—	—	(431)	(431)
Cash dividends declared	—	—	—	—	—	—	(7,756)	—	(7,756)
Net income	—	—	—	—	—	—	14,855	—	14,855
Change in unrealized loss on securities available for sale, net of income taxes	—	—	—	—	—	(6,321)	—	—	(6,321)
Balance at March 31, 2018	33,167,768	(665,110)	32,502,658	$33	$567,081	$(8,207)	$77,691	$(72,320)	$564,278

Balance at January 1, 2019	33,202,369	(2,273,932)	30,928,437	$33	$569,712	$(6,079)	$97,539	$(108,637)	$552,568
Stock options exercised	650	—	650	—	8	—	—	—	8
Restricted stock awards, net of forfeitures	(49,131)	—	(49,131)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	712	—	—	—	712
Restricted stock surrendered due to employee tax liability	—	(19,423)	(19,423)	—	—	—	—	(425)	(425)
Cash dividends declared	—	—	—	—	—	—	(7,440)	—	(7,440)
Net income	—	—	—	—	—	—	14,672	—	14,672
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	—	4,197	—	—	4,197
Balance at March 31, 2019	33,153,888	(2,293,355)	30,860,533	$33	$570,432	$(1,882)	$104,771	$(109,062)	$564,292
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$14,672	$14,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,622	1,757
Share-based compensation expense	712	884
Loan and lease loss provision	1,117	649
(Gain) loss on sales of securities	(725)	428
Gain on sales of SBA loans	(926)	(1,448)
Origination of SBA loans held for sale	(13,223)	(18,805)
Proceeds from sales of SBA loans	16,608	20,981
Change in accrued interest receivable	(66)	19
Change in bank-owned life insurance	(280)	(277)
Change in prepaid expenses and other assets	1,737	5,192
Change in accrued interest payable	3,058	622
Change in accrued expenses and other liabilities	(2,873)	(6,357)
Net cash provided by operating activities	22,433	18,500
Cash flows from investing activities:
Proceeds from matured, called and repayment of securities	20,544	22,495
Proceeds from sales of securities available for sale	69,187	21,958
Change in loans and leases receivable, excluding purchases	24,201	(70,971)
Purchases of securities available for sale	(130,550)	(46,641)
Purchases of premises and equipment	(1,444)	(481)
Purchases of loans and leases receivable	—	(38,905)
Net cash used in investing activities	(18,062)	(112,545)
Cash flows from financing activities:
Change in deposits	72,940	29,447
Change in borrowings	(55,000)	70,000
Proceeds from exercise of stock options	8	570
Cash paid for surrender of vested shares due to employee tax liability	(425)	(431)
Cash dividends paid	(7,440)	(7,756)
Net cash provided by financing activities	10,083	91,830
Net increase (decrease) in cash and cash equivalents	14,454	(2,215)
Cash and cash equivalents at beginning of year	155,376	153,826
Cash and cash equivalents at end of period	$169,830	$151,611

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,468	$9,536
Income taxes	$88	$39
Non-cash activities:
Income tax (expense) benefit related to items in other comprehensive income	$(1,697)	$2,543
Change in unrealized loss in accumulated other comprehensive income	$(5,894)	$8,864
Cash dividends declared	$(7,440)	$(7,756)
Right-of-use asset obtained in exchange for lease liability	$(40,909)	$—
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2019 and 2018
Note 1 — Organization and Basis of Presentation

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is a bank holding company whose subsidiary is Hanmi Bank (the “Bank”). Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operation of the Bank.

On January 24, 2019, the Company's Board of Directors adopted a new stock repurchase program under which the Company may repurchase up to 5% of its outstanding shares, or approximately 1.5 million shares, of its common stock. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. The Company did not repurchase common stock during the three months ended March 31, 2019.

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended March 31, 2019, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”).

The preparation of interim unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Material estimates subject to change include, among other items, the determination of allowance for loan and lease losses and allowance for off-balance sheet items, other-than-temporary impairment, securities valuations, the fair value of other assets and liabilities acquired in a business combination and income taxes. Actual results could differ from those estimates.

Descriptions of our significant accounting policies are included in Note 1 - Summary of Significant Accounting Policies in the Notes to consolidated financial statements in our 2018 Annual Report on Form 10-K.

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825) and ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). Summaries of ASU 2016-01 and 2018-02 and the impact of their adoption are included in Notes 2 and 5 to the unaudited consolidated financial statements, respectively. In addition to other provisions, ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Beginning with the quarter ended March 31, 2018, the Company measured the fair value of certain financial instruments, included in Note 10 to the unaudited consolidated financial statements, using an exit price notion.

The Company also adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as of January 1, 2018, as required. ASU 2014-09 replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate.  See Note 13 to the accompanying unaudited consolidated financial statements for the impact of the adoption of this new standard on the Company's consolidated financial statements.

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). ), which requires lessees to recognize a right of use asset and a lease liability on their balance sheet for all leases, including operating leases, with a term of greater than 12 months. In July 2018, the FASB issued ASU 2018-11, which adds a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The Company elected to use the optional transition method provided by ASU 2018-11. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward its ASC 840 assessment regarding definition of a lease, lease classification, and initial direct costs. The following practical expedients were applied implementing this standard.

•
We did not reassess whether any expired or existing contracts are, or contain, leases. Additionally, we did not reassess for lease classifications of expired or existing leases, or initial direct costs for any existing leases.

•	We applied incremental borrowing rates as of adoption date of January 1, 2019.

•
We elected to not separate non-lease components from lease components and, instead, to account for each separate lease component and the non-lease components associated with it as a single lease component recognized on the balance sheet. This election has been made for all classes of leases.

•
We elected the short-term lease exception, which allows us to account for leases with a lease term of twelve months or less to be accounted for similar to existing operating leases. The cost of these leases is disclosed, but is not recognized in the right-of-use asset and lease liability balances. Consistent with ASC 842 requirements, leases that are one month or less are not included in the disclosures.

•
We have elected to account for the leases under the portfolio approach applying them prospectively for this accounting change. The portfolio approach allows us to present multiple similar leased assets in a pool and prospectively allows us to commence the calculation of the portfolio of leases using the remaining commitments from adoption date forward.

See Note 14 to the unaudited consolidated financial statements for the impact of the adoption of this new standard on the Company's consolidated financial statements.

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
March 31, 2019
U.S. Treasury securities	$54,584	$148	$4	$54,728
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	356,973	566	2,938	354,601
Collateralized mortgage obligations	153,286	298	1,557	152,027
Debt securities	17,472	74	53	17,493
Total U.S. government agency and sponsored agency obligations	527,731	938	4,548	524,121
Municipal bonds-tax exempt	41,797	839	15	42,621
Total securities available for sale	$624,112	$1,925	$4,567	$621,470

December 31, 2018
U.S. Treasury securities	$39,768	$69	$7	$39,830
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	300,957	61	5,984	295,034
Collateralized mortgage obligations	124,550	74	2,332	122,292
Debt securities	7,499	—	97	7,402
Total U.S. government agency and sponsored agency obligations	433,006	135	8,413	424,728
Municipal bonds-tax exempt	110,670	197	517	110,350
Total securities available for sale	$583,444	$401	$8,937	$574,908

The amortized cost and estimated fair value of securities as of March 31, 2019, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(in thousands)
Within one year	$32,693	$32,694
Over one year through five years	146,323	145,744
Over five years through ten years	232,279	231,518
Over ten years	212,817	211,514
Total	$624,112	$621,470

Gross unrealized losses on securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of March 31, 2019 and December 31, 2018:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(in thousands, except number of securities)
March 31, 2019
U.S. Treasury securities	$4	$19,773	3	$—	$—	—	$4	$19,773	3
U.S. government agency and sponsored agency obligations
Mortgage-backed securities	19	13,442	2	2,919	214,791	101	2,938	228,233	103
Collateralized mortgage obligations	17	17,874	5	1,540	92,822	50	1,557	110,696	55
Debt securities	—	—	—	53	7,447	3	53	7,447	3
Total U.S. government agency and sponsored agency obligations	36	31,316	7	4,512	315,060	154	4,548	346,376	161
Municipal bonds-tax exempt	—	—	—	15	3,993	3	15	3,993	3
Total	$40	$51,089	10	$4,527	$319,053	157	$4,567	$370,142	167

December 31, 2018
U.S. Treasury securities	$7	$14,797	2	$—	$—	—	$7	$14,797	2
U.S. government agency and sponsored agency obligations
Mortgage-backed securities	226	41,527	10	5,758	244,550	106	5,984	286,077	116
Collateralized mortgage obligations	59	13,732	3	2,273	92,532	49	2,332	106,264	52
Debt securities	—	—	—	97	7,402	3	97	7,402	3
Total U.S. government agency and sponsored agency obligations	285	55,259	13	8,128	344,484	158	8,413	399,743	171
Municipal bonds-tax exempt	29	8,196	5	488	65,644	30	517	73,840	35
Total	$321	$78,252	20	$8,616	$410,128	188	$8,937	$488,380	208

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2019 and December 31, 2018 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of March 31, 2019 and December 31, 2018. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

The Company does not intend to sell these securities and it is more likely than not that we will not be required to sell the investments before the recovery of their amortized cost basis. In addition, the unrealized losses on municipal securities are not considered other-than-temporarily impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of March 31, 2019 and December 31, 2018 were not other-than-temporarily impaired, and therefore, no impairment charges as of March 31, 2019 and December 31, 2018 were warranted.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Gross realized gains on sales of securities	$725	$—
Gross realized losses on sales of securities	—	(957)
Net realized gains (losses) on sales of securities	$725	$(957)

Proceeds from sales of securities	$69,187	$21,958

During the three months ended March 31, 2019, there was a $725,000 net gain in earnings resulting from the sale of securities. Net unrealized loss of $206,000 related to these securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period in 2019.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). This new guidance, among other provisions, amends accounting related to the classification and measurement of investments in equity securities. We adopted this guidance, as required, in the first quarter of 2018. ASU 2016-01 requires the amounts reported in accumulated other comprehensive income for equity securities that exist as of the date of adoption previously classified as available-for-sale be reclassified to retained earnings. The Company reduced the balance of securities by $529,000 as of January 1, 2018, representing the loss related to all of our mutual fund equity securities, which resulted in a net reduction of retained earnings of $382,000 and an increase of $147,000 in net deferred tax assets based on the transition requirements of this standard.

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

Securities available for sale with market values of $30.0 million and $29.9 million as of March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Note 3 — Loans and Leases

Loans and Leases Receivable

Loans and leases receivable consisted of the following as of the dates indicated:

	March 31, 2019	December 31, 2018
	(in thousands)
Real estate loans:
Commercial property
Retail	$898,632	$906,260
Hospitality	812,592	830,679
Other (1)	1,436,593	1,449,270
Total commercial property loans	3,147,817	3,186,209
Construction	82,709	71,583
Residential property	483,830	500,563
Total real estate loans	3,714,356	3,758,355
Commercial and industrial loans:
Commercial term	186,471	206,691
Commercial lines of credit	196,213	194,032
International loans	39,818	29,180
Total commercial and industrial loans	422,502	429,903
Leases receivable	425,530	398,858
Consumer loans (2)	13,232	13,424
Loans and leases receivable	4,575,620	4,600,540
Allowance for loan and lease losses	(32,896)	(31,974)
Loans and leases receivable, net	$4,542,724	$4,568,566

(1)
Includes, among other types, mixed-use, apartment, office, industrial, gas stations, faith-based facilities and warehouse; all other property types represent less than one percent of total loans and leases receivable.

(2)	Consumer loans include home equity lines of credit of $9.9 million and $10.3 million as of March 31, 2019 and December 31, 2018, respectively.

Accrued interest on loans and leases receivable was $11.5 million and $10.9 million at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, loans and leases receivable of $1.1 billion were pledged to secure advances from the FHLB.

Loans Held for Sale

The following is the activity for SBA loans held for sale for the three months ended March 31, 2019 and 2018:

	SBA Loans Held for Sale
	Real Estate	Commercial and Industrial	Total
	(in thousands)
March 31, 2019
Balance at beginning of period	$5,194	$4,196	$9,390
Originations	9,064	4,159	13,223
Sales	(7,756)	(7,703)	(15,459)
Principal payoffs and amortization	(2)	(12)	(14)
Balance at end of period	$6,500	$640	$7,140

March 31, 2018
Balance at beginning of period	$3,746	$2,648	$6,394
Originations	10,433	8,372	18,805
Sales	(12,028)	(7,159)	(19,187)
Principal payoffs and amortization	—	(4)	(4)
Balance at end of period	$2,151	$3,857	$6,008

Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses was as follows for the periods indicated:

	As of and for the Three Months Ended March 31,
	2019	2018
	(in thousands)
Balance at beginning of period	$31,974	$31,043
Loans and leases charged off	(1,107)	(1,632)
Recoveries on loans and leases previously charged off	912	1,717
Net (charge-offs) recoveries	(195)	85
Loan and lease loss provision	1,117	649
Balance at end of period	$32,896	$31,777

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

The following table details the information on the allowance for loan and lease losses by portfolio segment as of and for the three months ended March 31, 2019 and 2018:

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(in thousands)
As of and for the Three Months Ended March 31, 2019
Allowance for loan and lease losses on loans and leases:
Beginning balance	$18,384	$7,162	6,303	$98	$27	$31,974
Less loans and leases charged off	(122)	(133)	(852)	—	—	(1,107)
Recoveries on loans and leases previously charged off	440	382	90	—	—	912
Loan and lease loss provision (income)	(396)	1,300	39	(9)	183	1,117
Ending balance	$18,306	$8,711	$5,580	$89	$210	$32,896
Individually evaluated for impairment	$—	$3,269	$1,099	$—	$—	$4,368
Collectively evaluated for impairment	$18,306	$5,442	$4,481	$89	$210	$28,528

Loans and leases receivable:	$3,714,356	$422,502	$425,530	$13,232	$—	$4,575,620
Individually evaluated for impairment	$14,015	$23,114	$4,783	$1,370	$—	$43,282
Collectively evaluated for impairment	$3,700,341	$399,388	$420,747	$11,862	$—	$4,532,338

As of and for the Three Months Ended March 31, 2018
Allowance for loan and lease losses on loans and leases:
Beginning balance	$17,012	$7,400	6,279	$122	$230	$31,043
Less loans and leases charged off	(989)	(279)	(364)	—	—	(1,632)
Recoveries on loans and leases previously charged off	885	736	95	1	—	1,717
Loan and lease loss provision (income)	732	(967)	1,100	2	(218)	649
Ending balance	$17,640	$6,890	$7,110	$125	$12	$31,777
Individually evaluated for impairment	$1,549	$357	$1,110	$—	$—	$3,016
Collectively evaluated for impairment	$16,091	$6,533	$6,000	$125	$12	$28,761

Loans and leases receivable:	$3,667,797	$409,380	$321,481	$14,899	$—	$4,413,557
Individually evaluated for impairment	$18,513	$2,843	$4,200	$894	$—	$26,450
Collectively evaluated for impairment	$3,649,284	$406,537	$317,281	$14,005	$—	$4,387,107

Loan Quality Indicators

As part of the on-going monitoring of the quality of our loan and lease portfolio, we utilize an internal loan and lease grading system to identify credit risk and assign an appropriate grade (from 0 to 8) for each loan or lease in our loan and lease portfolio. A third-party loan review is required on an annual basis. Additional adjustments are made when determined to be necessary. The loan and lease grade definitions are as follows:

Pass and Pass-Watch: Pass and Pass-Watch loans and leases, grades (0-4), are in compliance with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weaknesses as defined under “Special
Mention,” “Substandard” or “Doubtful.” This category is the strongest level of the Bank’s loan and lease grading system. It consists of all performing loans and leases with no identified credit weaknesses. It includes cash and stock/security secured loans or other investment grade loans.

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

Loss: A loan or lease classified as Loss, grade (8), is considered uncollectable and of such little value that their continuance as active bank assets is not warranted. This classification does not mean that the loan or lease has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be possible in the future. Loans and leases classified as Loss will be charged off in a timely manner.

Under regulatory guidance, loans and leases graded special mention or worse are considered criticized loans and leases, and loans and leases graded substandard or worse are considered classified loans and leases.

     As of March 31, 2019 and December 31, 2018, pass/pass-watch, special mention and classified loans and leases, disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total
	(in thousands)
March 31, 2019
Real estate loans:
Commercial property
Retail	$891,084	$3,320	$4,228	$898,632
Hospitality	803,895	163	8,534	812,592
Other	1,422,697	3,037	10,859	1,436,593
Total commercial property loans	3,117,676	6,520	23,621	3,147,817
Construction	82,709	—	—	82,709
Residential property	482,614	808	408	483,830
Total real estate loans	3,682,999	7,328	24,029	3,714,356
Commercial and industrial loans:
Commercial term	179,424	449	6,598	186,471
Commercial lines of credit	178,558	743	16,912	196,213
International loans	39,818	—	—	39,818
Total commercial and industrial loans	397,800	1,192	23,510	422,502
Leases receivable	420,747	—	4,783	425,530
Consumer loans	11,731	737	764	13,232
Total	$4,513,277	$9,257	$53,086	$4,575,620

December 31, 2018
Real estate loans:
Commercial property
Retail	$901,354	$16	$4,890	$906,260
Hospitality	821,542	168	8,969	830,679
Other	1,441,219	2,723	5,328	1,449,270
Total commercial property loans	3,164,115	2,907	19,187	3,186,209
Construction	71,583	—	—	71,583
Residential property	500,424	—	139	500,563
Total real estate loans	3,736,122	2,907	19,326	3,758,355
Commercial and industrial loans:
Commercial term	197,992	4,977	3,722	206,691
Commercial lines of credit	172,338	21,107	587	194,032
International loans	29,180	—	—	29,180
Total commercial and industrial loans	399,510	26,084	4,309	429,903
Leases receivable	393,729	—	5,129	398,858
Consumer loans	12,454	191	779	13,424
Total	$4,541,815	$29,182	$29,543	$4,600,540

The following is an aging analysis of loans and leases, disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
	(in thousands)
March 31, 2019
Real estate loans:
Commercial property
Retail	$239	$161	$84	$484	$898,148	$898,632
Hospitality	1,099	—	2,793	3,892	808,700	812,592
Other	58	354	1,016	1,428	1,435,165	1,436,593
Total commercial property loans	1,396	515	3,893	5,804	3,142,013	3,147,817
Construction	—	—	—	—	82,709	82,709
Residential property	2,392	—	273	2,665	481,165	483,830
Total real estate loans	3,788	515	4,166	8,469	3,705,887	3,714,356
Commercial and industrial loans:
Commercial term	710	—	108	818	185,653	186,471
Commercial lines of credit	1,310	—	—	1,310	194,903	196,213
International loans	10	—	—	10	39,808	39,818
Total commercial and industrial loans	2,030	—	108	2,138	420,364	422,502
Leases receivable	3,130	766	2,842	6,738	418,792	425,530
Consumer loans	—	102	—	102	13,130	13,232
Total	$8,948	$1,383	$7,116	$17,447	$4,558,173	$4,575,620

December 31, 2018
Real estate loans:
Commercial property
Retail	$221	$—	$986	$1,207	$905,053	$906,260
Hospitality	65	1,203	1,893	3,161	827,518	830,679
Other	816	206	1,205	2,227	1,447,043	1,449,270
Total commercial property loans	1,102	1,409	4,084	6,595	3,179,614	3,186,209
Construction	—	—	—	—	71,583	71,583
Residential property	3,947	273	44	4,264	496,299	500,563
Total real estate loans	5,049	1,682	4,128	10,859	3,747,496	3,758,355
Commercial and industrial loans:
Commercial term	334	49	1,117	1,500	205,191	206,691
Commercial lines of credit	—	—	587	587	193,445	194,032
International loans	—	—	—	—	29,180	29,180
Total commercial and industrial loans	334	49	1,704	2,087	427,816	429,903
Leases receivable	4,681	845	3,737	9,263	389,595	398,858
Consumer loans	146	—	—	146	13,278	13,424
Total	$10,210	$2,576	$9,569	$22,355	$4,578,185	$4,600,540

There were no loans and leases that were 90 days or more past due and accruing interest as of March 31, 2019. As of December 31, 2018, $4,000 of loans and leases were 90 days or more past due and accruing interest.

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

We evaluate loan and lease impairment in accordance with GAAP. Impaired loans and leases are measured based on the present value of expected future cash flows discounted at the receivable's effective interest rate or, as a practical expedient, at the receivable's observable market price or the fair value of the collateral if the loan or lease is collateral dependent, less estimated costs to sell. If the estimated value of the impaired loan or lease is less than the recorded investment in the loan or lease, the deficiency is either charged off against the allowance for loan and lease losses or we establish a specific allocation in the allowance for loan and lease losses. Additionally, loans and leases that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan and lease losses required for the period.
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
	(in thousands)
March 31, 2019
Real estate loans:
Commercial property
Retail	$982	$1,033	$898	$84	$—
Hospitality	3,237	4,580	3,237	—	—
Other	8,748	9,111	8,748	—	—
Total commercial property loans	12,967	14,724	12,883	84	—
Residential property	1,048	1,186	1,048	—	—
Total real estate loans	14,015	15,910	13,931	84	—
Commercial and industrial loans	23,114	23,334	1,397	21,717	3,269
Leases receivable	4,783	4,801	1,456	3,327	1,099
Consumer loans	1,370	1,618	1,370	—	—
Total	$43,282	$45,663	$18,154	$25,128	$4,368

December 31, 2018
Real estate loans:
Commercial property
Retail	$2,166	$2,207	$1,894	$272	$—
Hospitality	4,282	5,773	4,032	250	—
Other	7,525	8,016	6,253	1,272	1
Total commercial property loans	13,973	15,996	12,179	1,794	1
Residential property	788	929	788	—	—
Total real estate loans	14,761	16,925	12,967	1,794	1
Commercial and industrial loans	4,396	4,601	1,644	2,752	428
Leases receivable	5,129	5,162	1,256	3,873	1,383
Consumer loans	839	1,073	746	93	—
Total	$25,125	$27,761	$16,613	$8,512	$1,812

	Three Months Ended
	Average Recorded Investment	Interest Income Recognized
	(in thousands)
March 31, 2019
Real estate loans:
Commercial property
Retail	$1,000	$16
Hospitality	3,366	72
Other	9,055	141
Total commercial property loans	13,421	229
Residential property	1,178	12
Total real estate loans	14,599	241
Commercial and industrial loans	27,144	409
Leases receivable	5,294	8
Consumer loans	1,522	24
Total	$48,559	$682

March 31, 2018
Real estate loans:
Commercial property
Retail	$1,409	$22
Hospitality	8,105	141
Other	7,843	110
Total commercial property loans	17,357	273
Residential property	2,580	30
Total real estate loans	19,937	303
Commercial and industrial loans	2,914	40
Leases receivable	4,603	10
Consumer loans	1,048	14
Total	$28,502	$367

The following is a summary of interest foregone on impaired loans and leases for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms	$888	$654
Less: Interest income recognized on impaired loans and leases	(682)	(367)
Interest foregone on impaired loans and leases	$206	$287

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

The following table details nonaccrual loans and leases, disaggregated by loan class, as of the dates indicated:

	March 31, 2019	December 31, 2018
	(in thousands)
Real estate loans:
Commercial property
Retail	$830	$865
Hospitality	3,237	3,625
Other	7,215	1,641
Total commercial property loans	11,282	6,131
Residential property	449	182
Total real estate loans	11,731	6,313
Commercial and industrial loans	22,795	3,337
Leases receivable	4,783	5,129
Consumer loans	732	746
Total nonaccrual loans and leases	$40,041	$15,525

The following table details nonperforming assets as of the dates indicated:

	March 31, 2019	December 31, 2018
	(in thousands)
Nonaccrual loans and leases	$40,041	$15,525
Loans and leases 90 days or more past due and still accruing	—	4
Total nonperforming loans and leases	40,041	15,529
Other real estate owned (“OREO”)	622	663
Total nonperforming assets	$40,663	$16,192

OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

Troubled Debt Restructurings

The following table details TDRs loans as of March 31, 2019 and December 31, 2018:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
March 31, 2019
Real estate loans	$2,083	$1,378	$153	$818	$4,432	$2,127	$—	$—	$—	$2,127
Commercial and industrial loans	1,161	272	—	345	1,778	—	—	112	171	283
Consumer loans	732	—	—	—	732	549	—	88	—	637
Total	$3,976	$1,650	$153	$1,163	$6,942	$2,676	$—	$200	$171	$3,047

December 31, 2018
Real estate loans	$462	$1,423	$174	$—	$2,059	$3,345	$—	$1,148	$741	$5,234
Commercial and industrial loans	265	107	669	430	1,471	—	166	386	150	702
Consumer loans	746	—	—	—	746	—	—	93	—	93
Total	$1,473	$1,530	$843	$430	$4,276	$3,345	$166	$1,627	$891	$6,029

As of March 31, 2019 and December 31, 2018, total TDRs were $10.0 million and $10.3 million, respectively. A debt restructuring is considered a TDR if we grant a concession, that we would not have otherwise considered, to the borrower for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for three months or more. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. At March 31, 2019 and December 31, 2018, $397,000 and $313,000, respectively, of allowance relating to these loans were included in the allowance for loan and lease losses.

For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

Note 4 — Servicing Assets and Liabilities

The changes in servicing assets and liabilities for the three months ended March 31, 2019 and 2018 were as follows:

	2019	2018
	(in thousands)
Servicing assets:
Balance at beginning of period	$8,520	$10,218
Addition related to sale of SBA loans	315	435
Amortization	(857)	(786)
Balance at end of period	$7,978	$9,867

Servicing liabilities:
Balance at beginning of period	$1,517	$2,217
Amortization	(97)	(195)
Balance at end of period	$1,420	$2,022

At March 31, 2019 and December 31, 2018, we serviced loans sold to unaffiliated parties in the amounts of $438.4 million and $448.6 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.1 million for each of the three month periods ended March 31, 2019 and 2018. Servicing fee income, net of the amortization of servicing assets and liabilities, is included in other operating income in the consolidated statements of income. Net amortization expense was $760,000 and $591,000 for the three months ended March 31, 2019 and 2018, respectively.

Note 5 — Income Taxes

The Company’s income tax expense was $6.3 million and $5.7 million representing an effective income tax rate of 30.0 percent and 27.8 percent for the three months ended March 31, 2019 and 2018, respectively.

Management concluded that as of March 31, 2019 and December 31, 2018, a valuation allowance of $4.9 million was appropriate against certain state net operating losses and certain tax credits. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. A net deferred tax asset of $25.6 million and $27.4 million and a net current tax asset of $2.3 million and $8.3 million as of March 31, 2019 and December 31, 2018, respectively, are included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets.

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

The Tax Act was enacted into U.S. tax law on December 22, 2017. The Tax Act makes numerous changes to the U.S. tax code, including (although not limited to) reducing the U.S. federal corporate tax rate to 21 percent, eliminating the corporate alternative minimum tax (AMT), limiting deductible interest expense, increasing limitations on certain executive compensation, and enhancing bonus depreciation to provide for full expensing of qualified property. On that same date, the SEC staff also issued SAB 118, which provided guidance regarding financial statement accounting of the tax effects of the Tax Act. SAB 118 provides for the completion of the accounting related effects of the Tax Act in accordance with a measurement period of one year from the Tax Act enactment date. The Company completed its accounting required under ASC 740 in 2018.

The Company is subject to examination by various federal and state tax authorities for certain years ended December 31, 2014 through 2018. Management does not anticipate any material changes in our consolidated financial statements which may arise as a result of these audits or examinations. As of March 31, 2019, the examination by the California Franchise Tax Board for the 2008 and 2009 tax years has closed. The Company recorded a provision expense of $400,000 during the first quarter of 2019 in connection with both the release of an uncertain tax position and the settlement remitted, net of federal benefit. The Company paid $900,000 in connection with the settlement.

Note 6 — Borrowings and Subordinated Debentures

Borrowings
The Bank had no advances from the FHLB as of March 31, 2019 and advances of $55.0 million from the FHLB as of December 31, 2018. The FHLB advances were all overnight borrowings at December 31, 2018. For the three months ended March 31, 2019 and 2018, interest expense on FHLB advances was $71,000 and $679,000, respectively, and the weighted-average interest rate was 2.71 percent and 1.54 percent, respectively.

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $1.1 billion of loans pledged as collateral with the FHLB, which provides $893.7 million in borrowing capacity, of which $753.7 million remained available at March 31, 2019.

The Bank also has securities with market values of $30.0 million pledged with the Federal Reserve Bank (“FRB”), which provides $29.5 million in available borrowing capacity through the Fed Discount Window. There were no outstanding borrowings with the FRB as of March 31, 2019 and December 31, 2018.

Subordinated Debentures
The Company issued Fixed-to-Floating Subordinated Notes (the “Notes”) of $100 million on March 21, 2017, with a final maturity on March 30, 2027.  The Notes have an initial fixed interest rate of 5.45% per annum, payable semi-monthly on March 30 and September 30 of each year.  From and including March 30, 2022 and thereafter, the Notes bear interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.315% payable quarterly. If the then current three-month LIBOR is less than zero, three-month LIBOR will be deemed to be zero. Debt issuance cost was $2.3 million, which is being amortized through the Notes' maturity date. At March 31, 2019 and December 31, 2018, the balance of Notes included in the Company's consolidated balance sheet, net of debt issuance cost, was $98.2 million and $98.1 million, respectively. The amortization of debt issuance cost was $47,000 and $45,000 for the three months ended March 31, 2019 and 2018, respectively.
The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of the acquisition of Central Bancorp Inc. (“CBI”) in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures' maturity date of March 15, 2036. CBI formed a trust in 2005 and issued $26.0 million of Trust Preferred Securities (“TPS”) at 6.26 percent fixed rate for the first five years and a variable rate at the three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At March 31, 2019 and December 31, 2018, the balance of Subordinated Debentures included in the Company's consolidated balance sheets, net of discount of $7.0 million and $7.1 million, was $19.8 million and $19.7 million, respectively. The amortization of discount was $92,000 and $86,000 for the three months ended March 31, 2019, and 2018, respectively.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Net Income	Weighted-Average Shares	Per Share Amount
	(Numerator)	(Denominator)	(1)
	(in thousands, except for share and per share data)
Three Months Ended March 31, 2019
Basic EPS
Net income	$14,672	30,667,378	$0.48
Less: Income allocated to unvested restricted shares	79	30,667,378	—
Basic EPS	$14,593	30,667,378	$0.48

Effect of dilutive securities - options and unvested restricted stock		53,394

Diluted EPS
Net income	$14,672	30,720,772	$0.48
Less: Income allocated to unvested restricted shares	79	30,720,772	—
Diluted EPS	$14,593	30,720,772	$0.48

Three Months Ended March 31, 2018
Basic EPS
Net income	$14,855	32,145,214	$0.46
Less: Income allocated to unvested restricted shares	89	32,145,214	—
Basic EPS	$14,766	32,145,214	$0.46

Effect of dilutive securities - options and unvested restricted stock		155,881

Diluted EPS
Net income	$14,855	$32,301,095	$0.46
Less: Income allocated to unvested restricted shares	89	32,301,095	—
Diluted EPS	$14,766	$32,301,095	$0.46

(1)	Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

There were no anti-dilutive options and shares of unvested restricted stock outstanding for the three months ended March 31, 2019 or 2018.

Note 8 – Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income for the three months ended March 31, 2019 and 2018 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Tax Benefit (Expense)	Total
	(in thousands)
March 31, 2019
Balance at beginning of period	$(8,536)	$2,457	$(6,079)
Other comprehensive loss before reclassification	6,619	(1,697)	4,922
Reclassification from accumulated other comprehensive income	(725)	—	(725)
Period change	5,894	(1,697)	4,197
Balance at end of period	$(2,642)	$760	$(1,882)

March 31, 2018
Balance at beginning of period	$(3,188)	$1,319	$(1,869)
Other comprehensive income before reclassification	(8,864)	2,543	(6,321)
Adjustment to accumulated other comprehensive income related to adoption of ASU 2016-01 and 2018-02 (see Notes 2 and 5)	529	(546)	(17)
Period change	(8,335)	1,997	(6,338)
Balance at end of period	$(11,523)	$3,316	$(8,207)

For the three months ended March 31, 2019, there was a $725,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $725,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized loss of $206,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period.

The Company recorded a net $17,000 adjustment related to adoption of two new accounting standards (ASU 2016-01 and ASU 2018-02) effective January 1, 2018. The $17,000 adjustment includes a $529,000 reduction of unrealized losses related to the Company's mutual funds equity securities upon adoption of ASU 2016-01 and a $546,000 reduction in tax benefits upon adoption of ASU 2016-01 and ASU 2018-02. All mutual fund equity securities were sold during the three months ended March 31, 2018. See Notes 2 and 5 to the unaudited consolidated financial statements for additional information on adoption of ASU 2016-01 and ASU 2018-02, respectively.

Note 9 — Regulatory Matters

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

In order for banks to be considered “well capitalized,” federal bank regulatory agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 10.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 8.0 percent. In addition to the risk-based guidelines, federal bank regulatory agencies require depository institutions to maintain a minimum ratio of Tier 1 capital to average assets, referred to as the leverage ratio, of 5.0 percent.

At March 31, 2019, the Bank’s capital ratios exceeded the minimum requirements to place the Bank in the “well capitalized” category and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5% became effective on January 1, 2019, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 6.37% and 6.19% and the Company's capital conservation buffer was 5.94% and 5.74% as of March 31, 2019 and December 31, 2018, respectively.

The capital ratios of Hanmi Financial and the Bank as of March 31, 2019 and December 31, 2018 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2019
Total capital (to risk-weighted assets):
Hanmi Financial	$667,875	14.17%	$377,044	8.00%	N/A	N/A
Hanmi Bank	$676,526	14.37%	$376,735	8.00%	$470,919	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$562,650	11.94%	$282,783	6.00%	N/A	N/A
Hanmi Bank	$642,529	13.64%	$282,551	6.00%	$376,735	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$542,895	11.52%	$212,087	4.50%	N/A	N/A
Hanmi Bank	$642,529	13.64%	$211,913	4.50%	$306,097	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$562,650	10.39%	$216,708	4.00%	N/A	N/A
Hanmi Bank	$642,529	11.88%	$216,428	4.00%	$270,535	5.00%

December 31, 2018
Total capital (to risk-weighted assets):
Hanmi Financial	$682,398	14.54%	$375,449	8.00%	N/A	N/A
Hanmi Bank	$664,195	14.19%	$374,538	8.00%	$468,173	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$550,839	11.74%	$281,587	6.00%	N/A	N/A
Hanmi Bank	$630,782	13.47%	$280,904	6.00%	$374,538	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$531,177	11.32%	$211,190	4.50%	N/A	N/A
Hanmi Bank	$630,782	13.47%	$210,678	4.50%	$304,312	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$550,839	10.18%	$216,526	4.00%	N/A	N/A
Hanmi Bank	$630,782	11.67%	$216,265	4.00%	$270,331	5.00%

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument below:

Securities available for sale - The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curve, prepayment speeds, and default rates. Level 1 securities include U.S. Treasury securities that are traded on an active exchange or by dealers or brokers in active over-the-counter markets. The fair value of these securities is determined by quoted prices on an active exchange or over-the-counter market. Level 2 securities primarily include U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and debt securities as well as municipal bonds in markets that are active. In determining the fair value of the securities categorized as Level 2, we obtain reports from nationally recognized broker-dealers detailing the fair value of each investment security held as of each reporting date. The broker-dealers use prices obtained from nationally recognized pricing services to value our fixed income securities. The fair value of the municipal securities is determined based on pricing data provided by nationally recognized pricing services. We review the prices obtained for reasonableness based on our understanding of the marketplace, and also consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and as they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy. Level 3 securities are instruments that are not traded in the market. As such, no observable market data for the instrument is available, which necessitates the use of significant unobservable inputs.

Loans held for sale - Loans held for sale are all SBA loans and carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At March 31, 2019 and December 31, 2018, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Impaired loans - Nonaccrual loans and performing restructured loans are considered impaired for reporting purposes and are measured and recorded at fair value on a non-recurring basis. All impaired loans with a carrying balance over $250,000 are reviewed individually for the amount of impairment, if any. Impaired loans with a carrying balance of $250,000 or less are evaluated for impairment collectively. The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral-dependent impaired loans are recorded based on either the current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value reported on older appraisals that are then adjusted based on recent market trends, a Level 3 measurement.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2019 and December 31, 2018, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(in thousands)
March 31, 2019
Assets:
Securities available for sale:
U.S. Treasury securities	$54,728	$—	$—	$54,728
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	354,601	—	354,601
Collateralized mortgage obligations	—	152,027	—	152,027
Debt securities	—	17,493	—	17,493
Total U.S. government agency and sponsored agency obligations	—	524,121	—	524,121
Municipal bonds-tax exempt	—	42,621	—	42,621
Total securities available for sale	$54,728	$566,742	$—	$621,470

December 31, 2018
Assets:
Securities available for sale:
U.S. Treasury securities	$39,830	$—	$—	$39,830
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	295,034	—	295,034
Collateralized mortgage obligations	—	122,292	—	122,292
Debt securities	—	7,402	—	7,402
Total U.S. government agency and sponsored agency obligations	—	424,728	—	424,728
Municipal bonds-tax exempt	—	110,350	—	110,350
Total securities available for sale	$39,830	$535,078	$—	$574,908

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of March 31, 2019 and December 31, 2018, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Three Months Ended March 31, 2019
	(in thousands)
March 31, 2019
Assets:
Impaired loans (1)	$—	$2,923	$18,720	$2,973
OREO	—	622	—	—

				Loss During the Three Months Ended March 31, 2018
December 31, 2018
Assets:
Impaired loans (2)	$—	$3,253	$1,957	$456
OREO	—	663	—	—

(1)	Consist of real estate loans of $3.0 million and commercial and industrial loans of $18.7 million.

(2)	Consist of real estate loans of $3.5 million, commercial and industrial loans of $1.7 million.

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

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). This standard, among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we have concluded that the carrying amounts approximate fair value, the fair value estimates shown below are based on an exit price notion as of March 31, 2019, as required by ASU 2016-01. The financial instruments for which we have concluded that the carrying amounts approximate fair value include, cash and due from banks, accrued interest receivable and payable, FHLB stock, and noninterest-bearing deposits. The fair values of off-balance sheet items are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.

The estimated fair values of financial instruments were as follows:

	March 31, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$169,830	$169,830	$—	$—
Securities available for sale	621,470	54,728	566,742	—
Loans held for sale	7,140	—	7,576	—
Loans and leases receivable, net of allowance for loan and lease losses	4,542,724	—	—	4,522,306
Accrued interest receivable	13,397	13,397	—	—
FHLB stock	16,385	—	16,385	—
Financial liabilities:
Noninterest-bearing deposits	1,316,114	—	1,316,114	—
Interest-bearing deposits	3,504,061	—	—	3,514,296
Subordinated debentures	117,947	—	117,459	—
Accrued interest payable	14,437	14,437	—	—
Off-balance sheet items:
Commitments to extend credit	270,051	—	—	270,051
Standby letters of credit	30,597	—	—	30,597
Commercial letters of credit	11,920	—	—	11,920

	December 31, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$155,376	$155,376	$—	$—
Securities available for sale	574,908	39,830	535,078	—
Loans held for sale	9,390	—	9,905	—
Loans and leases receivable, net of allowance for loan and lease losses	4,568,566	—	—	4,518,716
Accrued interest receivable	13,331	13,331	—	—
FHLB stock	16,385	—	16,385	—
Financial liabilities:
Noninterest-bearing deposits	1,284,530	—	1,284,530	—
Interest-bearing deposits	3,462,705	—	—	3,458,523
Borrowings and subordinated debentures	172,808	—	98,020	54,939
Accrued interest payable	11,379	11,379	—	—
Off-balance sheet items:
Commitments to extend credit	325,100	—	—	325,100
Standby letters of credit	32,500	—	—	32,500
Commercial letters of credit	13,848	—	—	13,848

Note 11 — Share-Based Compensation

Share-Based Compensation Expense

For the three months ended March 31, 2019 and 2018, share-based compensation expenses were $711,000 and $884,000, respectively, and net tax benefits recognized from stock option and restricted stock awards were $213,000 and $247,000, respectively. Excess tax benefits related to the Company's share-based compensation are recognized as income tax expense in the consolidated statement of income.

Unrecognized Share-Based Compensation Expense

As of March 31, 2019, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)
Restricted stock awards	$3,315	1.8 years

There was no unrecognized share-based compensation expense for stock options at March 31, 2019.

Stock Option Awards

The table below provides stock option information for the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
				(in thousands)
Options outstanding at beginning of period	338,338	$17.52	4.9 years	$1,213	(1)
Options exercised	(650)	$12.54	3.9 years	5
Options outstanding at end of period	337,688	$17.53	4.6 years	$1,356	(2)

Options exercisable at end of period	337,688	$17.53	4.6 years	$1,356	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $19.70 as of December 31, 2018, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $21.27 as of March 31, 2019, over the exercise price, multiplied by the number of options.

Restricted Stock Awards

Restricted stock awards under the outstanding equity plans become fully vested after a certain number of years or after certain performance criteria are met. Hanmi Financial becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. Forfeitures of restricted stock are treated as canceled shares.

The table below provides information for restricted stock awards for the period indicated:

	Three Months Ended March 31, 2019
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	304,595	$21.98
Restricted stock granted	1,670	$19.84
Restricted stock vested	(69,170)	$27.99
Restricted stock forfeited	(50,801)	$12.10
Restricted stock at end of period	186,294	$22.31

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

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	March 31, 2019	December 31, 2018
	(in thousands)
Commitments to extend credit	$270,051	$325,100
Standby letters of credit	30,597	32,500
Commercial letters of credit	11,920	13,848
Total undisbursed loan commitments	$312,568	$371,448

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

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Balance at beginning of period	$1,439	$1,296
(Income) provision	(339)	27
Balance at end of period	$1,100	$1,323

Note 13 — Revenue Recognition

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
The Company's noninterest income primarily includes service charges on deposit accounts, trade finance and other service charges and fees, servicing income, bank-owned life insurance income and gains or losses on sale of SBA loans and securities. Based on our assessment of revenue streams related to the Company's noninterest income, we concluded that the Company's performance obligations for such revenue streams are typically satisfied as services are rendered. If applicable, the Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers and records contract assets when services are provided to customers before payment is received or before payment is due. The Company’s noninterest revenue streams are largely based on transactional activities and since the Company generally receives payments for its services during the period or at the time services are provided, there are no contract asset or receivable balances as of March 31, 2019. Consideration is often received immediately or shortly after the Company satisfies its performance obligations and revenue is recognized.
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

Note 14 — Leases

As described in Note 1 to the unaudited consolidated financial statements, the Company adopted ASU 2016-02, Leases (Topic 842), effective January 1, 2019. We had approximately 45 operating leases for real estate and other assets. These included various leases for our branch and office locations as well as those for postage and copier machines and an advertising billboard. Our leases had initial lease terms of two to twenty-five years. Most leases included one or more options to renew, with renewal terms that can extend the lease term from two to twelve years. We assessed these options using a threshold of reasonably certain. For leases where we were reasonably certain to renew, those option periods were included within the lease term and, therefore, the measurement of the right-of-use asset and lease liability. Certain leases included options to terminate the lease, which allows the contract parties to terminate their obligations under the lease contract, typically in return for an agreed financial consideration. The terms and conditions of the termination options vary by contract. Leases with an initial term of 12 months or less were not recognized on the balance sheet. We recognized lease expense for these leases on a straight-line basis over the lease term. Certain lease agreements included payments based on Consumer Price Index (CPI) on which variable lease payments were determined and included in the right-of-use asset and liability. Variable lease payments that were not based on CPI were excluded from the right-of-use asset and lease liability and recognized in the period in which the obligations for those payments were incurred. Our lease agreements did not contain any material residual value guarantees, restrictions or covenants.

In determining whether a contract contained a lease, we determined whether an arrangement was or included a lease at contract inception. Operating lease right-of-use asset and liability were recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. The opening balance for both our right-of-use asset and lease liability were $40.9 million as of the adoption date of January 1, 2019 and the outstanding balances were $39.3 million and $39.5 million, respectively, as of March 31, 2019.

We had real estate lease agreements with lease and non-lease components, which are generally accounted for separately. However, we elected the practical expedient to not separate non-lease components from lease components for all classes of underlying assets. For certain equipment leases, such as machine equipment, we accounted for the lease and associated non-lease components as a single lease component.

In determining the discount rates, since most of our leases do not provide an implicit rate, we used our incremental borrowing rate provided by the FHLB of San Francisco based on the information available at commencement date to calculate the present value of lease payments. In order to apply the incremental borrowing rate, a portfolio approach with a collateralized rate was utilized. Assets were grouped based on similar lease terms and economic environments in a manner whereby the Company reasonably expects that the application does not differ materially from a lease-by-lease approach.

The following table presents the Company's right-of-use asset and lease liability for the period indicated:

March 31, 2019
(in thousands)
Assets
Operating leases	$39,340
Total right-of-use asset	$39,340

Liabilities
Operating leases	$39,531
Total lease liability	$39,531

The Company's right-of-use asset is included in prepaid expenses and other assets and our lease liability is included in accrued expenses and other liabilities in the accompanying consolidated balance sheet.

The following table presents the Company's lease costs for the periods indicated:

Three Months Ended March 31, 2019
(in thousands)
Operating lease cost (1)	$1,943
Sublease income (2)	(33)
Net lease cost	$1,910

(1)	Includes short-term leases and variable lease costs, which are recorded in rent expense.

(2)	Includes rental income from leased properties, which are included as contra-expense in rent expense.

The following table presents the Company's remaining lease liability by maturity as of March 31, 2019:

Operating Leases
(in thousands)

2019	$4,700
2020	5,691
2021	4,991
2022	4,696
2023	4,538
Thereafter	21,390
46,006
Interest	(6,475)
Present value of lease liability	$39,531

The Company did not have any finance leases as of January 1, 2019 or March 31, 2019. Weighted average remaining leases terms for the Company's operating leases were 9.18 years as of March 31, 2019. Weighted average discount rates used for the Company's operating leases was 3.25 percent as of March 31, 2019. Net lease expense recognized for the three months ended March 31, 2019 was $1.9 million. The Company chose the practical expedients and reviewed the lease and non-lease components for any impairment or otherwise, subsequently determining that no cumulative-effect adjustment to equity was necessary as part of implementing the modified retrospective approach for its adoption of ASC 842.

Cash paid, and included in cash flows from operating activities, for amounts included in the measurement of the lease liability for the Company's operating leases was $1.7 million for the three months ended March 31, 2019.

Note 15 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. Other than as disclosed above, there have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q for the period ended March 31, 2019, or would be required to be recognized in the unaudited consolidated financial statements as of March 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three months ended March 31, 2019. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended March 31, 2019 (this “Report”).

Forward-Looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report other than statements of historical fact are “forward–looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs, plans and objectives of management for future operations, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, strategies, outlook, needs, plans, objectives or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi Bank; general economic and business conditions internationally, nationally and in those areas in which we operate; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital from private and government sources; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread; risks of natural disasters related to our real estate portfolio; risks associated with Small Business Administration loans; failure to attract or retain key employees; our ability to access cost-effective funding; fluctuations in real estate values; changes in accounting policies and practices; the imposition of tariffs or other domestic or international governmental policies impacting the value of the products of our borrowers; changes in governmental regulation, including, but not limited to, any increase in Federal Deposit Insurance Corporation insurance premiums; ability of Hanmi Bank to make distributions to Hanmi Financial Corporation, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial tests; ability to identify a suitable strategic partner or to consummate a strategic transaction; adequacy of our allowance for loan and lease losses; credit quality and the effect of credit quality on our provision for loan and lease losses and allowance for loan and lease losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; changes in securities markets; and risks experienced by our external vendors as it relates to cyber security. For additional information concerning risks we face, see “Item 1A. Risk Factors” in Part I of the 2018 Annual Report on Form 10-K. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to consolidated financial statements in our 2018 Annual Report on Form 10-K. We had no significant changes in our accounting policies since the filing of our 2018 Annual Report on Form 10-K.

Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2018 Annual Report on Form 10-K. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors.

Selected Financial Data

The following table sets forth certain selected financial data for the periods indicated:

	As of or for the
	Three Months Ended March 31,
	2019	2018
	(dollars in thousands, except per share data)
Summary balance sheets:
Cash and due from banks	$169,830	$151,611
Securities	621,470	570,351
Loans and leases receivable, net (1)	4,542,724	4,381,780
Assets	5,571,068	5,305,641
Deposits	4,820,175	4,378,101
Liabilities	5,006,776	4,741,363
Stockholders’ equity	564,292	564,278
Tangible equity	552,187	551,824
Average loans and leases receivable (2)	4,533,120	4,310,964
Average securities	589,547	588,738
Average assets	5,440,951	5,213,790
Average deposits	4,716,222	4,317,627
Average stockholders’ equity	560,037	565,867

Per share data:
Earnings per share – basic	$0.48	$0.46
Earnings per share – diluted	$0.48	$0.46
Book value per share (3)	$18.29	$17.36
Tangible book value per share (4)	$17.89	$16.98
Cash dividends per share	$0.24	$0.24
Common shares outstanding	30,860,533	32,502,658

Performance ratios:
Return on average assets (5) (12)	1.09%	1.16%
Return on average stockholders’ equity (6) (12)	10.62%	10.65%
Net interest margin (7)	3.52%	3.70%
Efficiency ratio (8)	56.83%	58.36%
Dividend payout ratio (9)	50.00%	52.17%
Average stockholders’ equity to average assets	10.29%	10.85%

Asset quality ratios:
Nonperforming loans and leases to loans and leases (10)	0.88%	0.35%
Nonperforming assets to assets (11)	0.73%	0.32%
Net loan and lease (charge-offs) recoveries to average loans and leases	(0.02)%	0.01%
Allowance for loan lease losses to loans and leases	0.72%	0.72%
Allowance for loan and lease losses to nonperforming loans and leases	82.16%	206.85%

Capital ratios:
Total risk-based capital:
Hanmi Financial	14.17%	15.43%
Hanmi Bank	14.37%	15.13%
Tier 1 risk-based capital:
Hanmi Financial	11.94%	12.52%
Hanmi Bank	13.64%	14.39%
Common equity Tier 1 capital:
Hanmi Financial	11.52%	12.09%
Hanmi Bank	13.64%	14.39%
Tier 1 leverage:
Hanmi Financial	10.39%	10.88%
Hanmi Bank	11.88%	12.51%

(1)	Excludes loans held for sale and net of allowance for loan and lease losses.

(2)	Includes loans held for sale and before allowance for loan and lease losses.

(3)	Stockholders’ equity divided by shares of common stock outstanding.

(4)	Tangible equity divided by common shares outstanding. Tangible equity is a “Non-GAAP” financial measure, as discussed in the following section.

(5)	Net income divided by average assets.

(6)	Net income divided by average stockholders’ equity.

(7)	Net interest income divided by average interest-earning assets. Computed on a tax-equivalent basis using the statutory federal tax rate.

(8)	Noninterest expense divided by the sum of net interest income and noninterest income.

(9)	Dividends declared per share divided by basic earnings per share.

(10)	Nonperforming loans and leases, excluding loans held for sale, consist of nonaccrual loans and leases, and loans and leases past due 90 days or more still accruing interest.

(11)	Nonperforming assets consist of nonperforming loans and leases and real estate owned.

(12)	Calculation based on annualized net income.

Non-GAAP Financial Measures

The Company calculates certain supplemental financial information determined by methods other than in accordance with U.S. GAAP, including tangible assets, tangible stockholders' equity and tangible book value per share. These non-GAAP measures are used by management in analyzing Hanmi Financial’s capital strength.

Tangible equity is calculated by subtracting goodwill and other intangible assets (principally core deposit intangibles) from stockholders’ equity. Banking and financial institution regulators also exclude goodwill and core deposit intangible from stockholders’ equity when assessing the capital adequacy of a financial institution.

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

Tangible Assets, Tangible Stockholders’ Equity and Tangible Book Value Per Share

The following table reconciles these non-GAAP performance measures to the most comparable GAAP performance measures as of the dates indicated:

	March 31,
	2019	2018
	(in thousands, except per share data)
Total assets	$5,571,068	$5,305,641
Less goodwill	(11,031)	(11,031)
Less other intangible assets	(1,074)	(1,423)
Tangible assets	$5,558,963	$5,293,187

Total stockholders’ equity	$564,292	$564,278
Less goodwill	(11,031)	(11,031)
Less other intangible assets	(1,074)	(1,423)
Tangible stockholders' equity	$552,187	$551,824

Book value per share	$18.29	$17.36
Effect of goodwill	(0.36)	(0.34)
Effect of other intangible assets	(0.04)	(0.04)
Tangible book value per share	$17.89	$16.98

Executive Overview

For the three months ended March 31, 2019, net income was $14.7 million, or $0.48 per diluted share, compared with $14.9 million, or $0.46 per diluted share, for the three months ended March 31, 2018, a decrease of $183,000 or 1.2 percent. Loan and lease loss provision increased $468,000, or 72.1 percent, to $1.1 million in the first quarter of 2019 compared with $649,000 in the same quarter of 2018. Income tax expense increased $564,000, or 9.9 percent, to $6.3 million in the first quarter of 2019 compared with $5.7 million in the same quarter of 2018. The increases were offset by a decrease in noninterest expense of $692,000, or 2.3 percent, mainly due to a decrease in salaries and employee benefits resulting from lower incentive compensation.

Other financial highlights include the following:

•	Loans and leases receivable were $4.58 billion at March 31, 2019, compared with $4.60 billion at December 31, 2018 and $4.41 billion at March 31, 2018.

•
Deposits at March 31, 2019 were $4.82 billion, an increase of $72.9 million, or 1.5 percent, from $4.75 billion at December 31, 2018. Loan-to-deposit ratio at March 31, 2019 declined to 94.9 percent from 96.9 percent at December 31, 2018.

•	Allowance for loan and lease losses to loans and leases was 0.72 percent at March 31, 2019, a 2 basis points increase from 0.70 percent at December 31, 2018.

Results of Operations

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets, and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on loans and leases are affected principally by changes to interest rates, the demand for loans and leases, the supply of money available for lending purposes, and other competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve.

The following tables show: the average balance of assets, liabilities and stockholders’ equity; the amount of interest income, on a tax-equivalent basis, and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	March 31, 2019			March 31, 2018
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases (1)	$4,533,120	$58,334	5.22%	$4,310,964	$51,574	4.85%
Securities (2)	589,547	3,597	2.44%	588,738	3,296	2.24%
FHLB stock	16,385	289	7.15%	16,385	289	7.15%
Interest-bearing deposits in other banks	53,022	335	2.56%	32,401	114	1.43%
Total interest-earning assets	5,192,074	62,555	4.89%	4,948,488	55,273	4.53%
Noninterest-earning assets:
Cash and due from banks	108,992			122,580
Allowance for loan and lease losses	(31,982)			(32,487)
Other assets	171,867			175,209
Total assets	$5,440,951			$5,213,790
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$85,291	$29	0.14%	$91,378	$18	0.08%
Money market and savings	1,526,710	5,677	1.51%	1,478,795	3,326	0.91%
Time deposits	1,852,562	9,977	2.18%	1,440,382	4,441	1.25%
Total interest-bearing deposits	3,464,563	15,683	1.84%	3,010,555	7,785	1.05%
Borrowings	10,611	71	2.71%	179,000	679	1.54%
Subordinated debentures	117,863	1,772	6.01%	117,323	1,694	5.77%
Total interest-bearing liabilities	3,593,037	17,526	1.98%	3,306,878	10,158	1.25%
Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,251,659			1,307,072
Other liabilities	36,218			33,973
Stockholders’ equity	560,037			565,867
Total liabilities and stockholders’ equity	$5,440,951			$5,213,790
Net interest income (taxable equivalent)		$45,029			$45,115
Cost of deposits (3)			1.35%			0.73%
Net interest spread (taxable equivalent basis) (4)			2.91%			3.28%
Net interest margin (taxable equivalent basis) (5)			3.52%			3.70%

(1)	Loans and leases receivable include loans held for sale and exclude the allowance for loan and lease losses. Nonaccrual loans and leases are included in the average loan and lease balance.

(2)	Amounts calculated on a fully taxable equivalent basis using the federal tax rate in effect for the periods presented.

(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended
	March 31, 2019 vs. March 31, 2018
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans and leases receivable	$2,731	$4,029	$6,760
Securities	4	297	301
FHLB stock	—	—	—
Interest-bearing deposits in other banks	99	122	221
Total interest and dividend income (taxable equivalent)	$2,834	$4,448	$7,282
Interest expense:
Demand: interest-bearing	$(1)	$12	$11
Money market and savings	111	2,240	2,351
Time deposits	1,533	4,003	5,536
Borrowings	(908)	300	(608)
Subordinated debentures	8	70	78
Total interest expense	$743	$6,625	$7,368
Change in net interest income (taxable equivalent)	$2,091	$(2,177)	$(86)

Interest and dividend income, on a taxable equivalent basis, increased $7.3 million, or 13.2 percent, to $62.6 million for the three months ended March 31, 2019 from $55.3 million for the same period in 2018. Interest expense increased $7.4 million, or 72.5 percent, to $17.5 million for the three months ended March 31, 2019 from $10.2 million for the same period in 2018. For the three months ended March 31, 2019 and 2018, net interest income, on a taxable equivalent basis, was $45.0 million and $45.1 million, respectively. Net interest income remained relatively unchanged in the 2019 first quarter compared with the same period in 2018 mainly due to increases in rates paid on interest-bearing deposits offsetting the growth in the average balance of and yields earned on loans and leases. The net interest spread and net interest margin, on a taxable equivalent basis, for the three months ended March 31, 2019 were 2.91 percent and 3.52 percent, respectively, compared with 3.28 percent and 3.70 percent, respectively, for the same period in 2018.

The average balance of loans and leases increased $222.2 million, or 5.2 percent, to $4.53 billion for the three months ended March 31, 2019 from $4.31 billion for the same period in 2018. The average balance of interest-earning assets increased $243.6 million, or 4.9 percent, to $5.19 billion for the three months ended March 31, 2019 from $4.95 billion for the same period in 2018. The increase in the average balance of loans and leases was due mainly to new loan production. The average balance of interest-bearing liabilities increased $286.2 million, or 8.7 percent, to $3.59 billion for the three months ended March 31, 2019, compared with $3.31 billion for the same period in 2018. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase in the average balance of time deposits of $412.2 million, mainly offset by a decrease in the average balance of borrowings of $168.4 million in the first quarter of 2019 compared with the same period in 2018.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 36 basis points to 4.89 percent for the three months ended March 31, 2019 from 4.53 percent for the same period in 2018, primarily due to the increase in the general level of interest rates and the mix of interest-earning assets. The average cost of interest-bearing liabilities increased by 73 basis points to 1.98 percent for the three months ended March 31, 2019 from 1.25 percent for the same period in 2018, mainly due to higher market interest rates and a larger percentage of higher-costing time deposits in the deposit portfolio.

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

The provision for loan and lease losses was $1.1 million and $649,000 for the three months ended March 31, 2019 and 2018, respectively. A reduction of $339,000 in the allowance for off-balance sheet items was recognized as income for the three months ended March 31, 2019 compared with $27,000 of provision for losses recognized as expense for the same period in 2018.

See also “Allowance for Loan and Lease Losses and Allowance for Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$2,358	$2,511	$(153)	(6.1)%
Trade finance and other service charges and fees	1,124	1,173	(49)	(4.2)%
Other operating income	1,121	1,357	(236)	(17.4)%
Subtotal service charges, fees and other income	4,603	5,041	(438)	(8.7)%
Gain on sale of SBA loans	926	1,448	(522)	(36.0)%
Net gain (loss) on sales of securities	725	(428)	1,153	269.4%
Total noninterest income	$6,254	$6,061	$193	3.2%

For the three months ended March 31, 2019, noninterest income was $6.3 million, an increase of $193,000, or 3.2 percent, compared with $6.1 million for the same period in 2018. The increase was primarily attributable to an increase of $1.2 million, or 269.4 percent, in gain on sales of securities, mainly offset by a $522,000 decrease in gain on sale of SBA loans reflecting higher trade premiums offset by lower volume.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$15,738	$18,702	$(2,964)	(15.8)%
Occupancy and equipment	4,521	4,072	449	11.0%
Data processing	2,083	1,678	405	24.1%
Professional fees	1,649	1,369	280	20.5%
Supplies and communications	844	708	136	19.2%
Advertising and promotion	760	876	(116)	(13.2)%
Other operating expenses	3,470	2,352	1,118	47.5%
Total noninterest expense	$29,065	$29,757	$(692)	(2.3)%

For the three months ended March 31, 2019, noninterest expense was $29.1 million, a decrease of $692,000 or 2.3 percent, compared with $29.8 million for the same period in 2018. The decrease was due primarily to a $3.0 million, or 15.8 percent, decrease in salaries and employee benefits, mainly offset by an $1.1 million increase in other operating expenses. The decrease in salaries and employee benefits in 2019 compared with 2018 was mainly due to closing of branches and other staff related expense reductions.

Income Tax Expense

Income tax expense was $6.3 million and $5.7 million representing an effective income tax rate of 30.0 percent and 27.8 percent for the three months ended March 31, 2019 and 2018, respectively. The increase in the effective tax rates compared with 2018 was due to charge of $400,000 related to the settlement of the California 2008 and 2009 tax year audits with the Franchise Tax Board. In addition, the 2018 tax rate was impacted by the passage of the Tax Reform in December 2017, resulting in a lower rate in 2018.

Financial Condition

Securities

As of March 31, 2019, our securities portfolio was composed primarily of mortgage-backed securities, collateralized mortgage obligations and, to a lesser extent, U.S. Treasury securities and tax-exempt municipal bonds. Most of the securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of March 31, 2019 and December 31, 2018.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on securities as of the dates indicated:

	March 31, 2019			December 31, 2018
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(in thousands)
Securities available for sale:
U.S. Treasury securities	$54,584	$54,728	$144	$39,768	$39,830	$62
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	356,973	354,601	(2,372)	300,957	295,034	(5,923)
Collateralized mortgage obligations (1)	153,286	152,027	(1,259)	124,550	122,292	(2,258)
Debt securities	17,472	17,493	21	7,499	7,402	(97)
Total U.S. government agency and sponsored agency obligations:	527,731	524,121	(3,610)	433,006	424,728	(8,278)
Municipal bonds-tax exempt	41,797	42,621	824	110,670	110,350	(320)
Total securities available for sale	$624,112	$621,470	$(2,642)	$583,444	$574,908	$(8,536)

As of March 31, 2019, securities available for sale increased $46.6 million or 8.1 percent to $621.5 million, compared with $574.9 million as of December 31, 2018. This increase was due mainly to purchases of mortgage-backed securities and collateralized mortgage obligations, offset by sale of tax-exempt municipal bonds. As of March 31, 2019, securities available for sale had a net unrealized loss of $2.6 million, comprised of $1.9 million of unrealized gains and $4.6 million of unrealized losses. As of December 31, 2018 securities available for sale had a net unrealized loss of $8.5 million, comprised of $401,000 of unrealized gains and $8.9 million of unrealized losses.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their weighted-average yield as of March 31, 2019:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$29,616	2.43%	$24,968	2.66%	$—	—%	$—	—%	$54,584	2.54%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	—%	65,408	2.21%	104,143	2.51%	187,422	2.58%	356,973	2.49%
Collateralized mortgage obligations	—	—%	4,173	1.52%	26,124	2.10%	122,989	2.61%	153,286	2.50%
Debt securities	3,000	1.20%	11,469	2.20%	3,003	2.83%	—	—%	17,472	2.13%
U.S. government agency and sponsored agency obligations	3,000	1.20%	81,050	2.17%	133,270	2.44%	310,411	2.59%	527,731	2.48%
Municipal bonds-tax exempt (1)	—	—%	7,343	2.24%	16,925	3.22%	17,529	3.48%	41,797	3.16%
Total securities available for sale	$32,616	2.32%	$113,361	2.28%	$150,195	2.52%	$327,940	2.64%	$624,112	2.53%

(1)	The yield on municipal bonds has been computed on the applicable federal statutory rate.

Loans and Leases Receivable

The following table shows the loan and lease portfolio composition by type as of the dates indicated, excluding loans held for sale:

	March 31, 2019	December 31, 2018
	(in thousands)
Real estate loans:
Commercial property
Retail	$898,632	$906,260
Hospitality	812,592	830,679
Other (1)	1,436,593	1,449,270
Total commercial property loans	3,147,817	3,186,209
Construction	82,709	71,583
Residential property	483,830	500,563
Total real estate loans	3,714,356	3,758,355
Commercial and industrial loans:
Commercial term	186,471	206,691
Commercial lines of credit	196,213	194,032
International loans	39,818	29,180
Total commercial and industrial loans	422,502	429,903
Leases receivable	425,530	398,858
Consumer loans (2)	13,232	13,424
Loans and leases receivable	4,575,620	4,600,540
Allowance for loan and lease losses	(32,896)	(31,974)
Loans and leases receivable, net	$4,542,724	$4,568,566

(1)
Includes, among other types, mixed-use, apartment, office, industrial, gas stations, faith-based facilities and warehouse; all other property types represent less than one percent of total loans and leases receivable.

(2)	Consumer loans include home equity lines of credit of $9.9 million and $10.3 million as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019 and December 31, 2018, net loans and leases receivable were $4.54 billion and $4.57 billion, respectively, representing a decrease of $25.9 million, or 0.6 percent. The decrease in loans and leases as of March 31, 2019 compared with December 31, 2018 was primarily attributable to payoffs and pay downs of $188.2 million and loan sales of $15.5 million, offset by new loan and lease production of $179.8 million.

During the three months ended March 31, 2019, loan and lease disbursements for new production consisted of $69.6 million in leases receivable, $46.5 million in commercial real estate loans, $33.6 million in commercial and industrial loans, and $30.0 million in SBA loans.

Industry

Our loan and lease portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of loans and leases outstanding:

	Balance as of March 31, 2019	Percentage of Loans and Leases Outstanding

	(in thousands)
Lessor of nonresidential buildings	$1,359,398	29.7%
Hospitality	$833,219	18.2%

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

Except for nonperforming loans and leases set forth below, we are not aware of any loans or leases as of March 31, 2019 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present repayment terms, or any known events that would result in the receivable being designated as nonperforming at some future date. We cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of nonperforming assets as of the dates indicated:

	March 31, 2019	December 31, 2018	Increase (Decrease)
			Amount	Percentage
		(dollars in thousands)
Nonperforming loans and leases:
Real estate loans:
Commercial property
Retail	$830	$865	$(35)	(4.0)%
Hospitality	3,237	3,625	(388)	(10.7)%
Other	7,215	1,641	5,574	339.7%
Total commercial property loans	11,282	6,131	5,151	84.0%
Residential property	449	182	267	146.7%
Total real estate loans	11,731	6,313	5,418	85.8%
Commercial and industrial loans	22,795	3,337	19,458	583.1%
Leases receivable	4,783	5,129	(346)	(6.7)%
Consumer loans	732	746	(14)	(1.9)%
Total nonperforming loans	40,041	15,525	24,516	157.9%
Loans 90 days or more past due and still accruing	—	4	(4)	—%
Total nonperforming loans and leases (1)	40,041	15,529	24,512	157.8%
OREO	622	663	(41)	(6.2)%
Total nonperforming assets	$40,663	$16,192	$24,471	151.1%

Nonperforming loans and leases as a percentage of loans and leases	0.88%	0.34%
Nonperforming assets as a percentage of assets	0.73%	0.29%
Troubled debt restructured performing loans and leases	$3,047	$6,029

(1)	Includes nonperforming TDRs of $6.9 million and $4.3 million as of March 31, 2019 and December 31, 2018, respectively.

Nonperforming loans and leases were $40.0 million and $15.5 million as of March 31, 2019 and December 31, 2018, respectively. The Company placed $28.6 million of loans and leases on nonaccrual status in the first quarter of 2019. Offsetting these additions were by $3.7 million of principal payoffs and pay-downs and $444,000 in charge-offs and upgrades to accrual status. The first quarter increase in nonaccrual loans reflects the addition of a $25.0 million commercial loan relationship, primarily secured by business assets and to a lesser extent commercial real estate, which recently experienced an interruption in their business. The Company has established a specific allowance of $3.0 million for this relationship as of March 31, 2019.

Delinquent loans and leases (defined as 30 to 89 days past due and still accruing) were $9.2 million as of March 31, 2019 compared with $10.7 million as of December 31, 2018.

The ratio of nonperforming loans and leases to loans and leases increased to 0.88 percent as of March 31, 2019 compared with 0.34 percent as of December 31, 2018. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of March 31,2019, OREO consisted of five properties with a combined carrying value of $622,000, as compared with seven properties with a combined carrying value of $663,000 as of December 31, 2018.

Impaired Loans and Leases

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

The following table provides information on impaired loans and lease as of the dates indicated:

	March 31, 2019		December 31, 2018
	Recorded Investment	Percentage	Recorded Investment	Percentage
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$982	2.3%	$2,166	8.6%
Hospitality	3,237	7.5%	4,282	17.0%
Other	8,748	20.1%	7,525	30.1%
Total commercial property loans	12,967	29.9%	13,973	55.7%
Residential property	1,048	2.4%	788	3.1%
Total real estate loans	14,015	32.3%	14,761	58.8%
Commercial and industrial loans	23,114	53.4%	4,396	17.5%
Leases receivable	4,783	11.1%	5,129	20.4%
Consumer loans	1,370	3.2%	839	3.3%
Total	$43,282	100.0%	$25,125	100.0%

Total impaired loans and leases increased $18.2 million, or 72.3 percent, to $43.3 million as of March 31, 2019, from $25.1 million at December 31, 2018. The increase in impaired loans was primarily due to the addition of a $25.0 million commercial loan relationship as described in the Nonperforming Loans and Leases and Nonperforming Assets section above. Specific allowances associated with impaired loans and leases were $4.4 million and $1.8 million as of March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019 and 2018, interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms totaled $888,000 and $654,000, respectively. Of these amounts, actual interest recognized on impaired loans and leases was $682,000 and $367,000 for the three months ended March 31, 2019 and 2018, respectively.

The following table provides information on TDRs as of the dates indicated:

	March 31, 2019			December 31, 2018
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(in thousands)
Real estate loans	$4,432	$2,127	$6,559	$2,059	$5,234	$7,293
Commercial and industrial loans	1,778	283	2,061	1,471	702	2,173
Consumer loans	732	637	1,369	746	93	839
Total	$6,942	$3,047	$9,989	$4,276	$6,029	$10,305

For the three months ended March 31, 2019, we restructured monthly payments for eight loans, with a net carrying value of $4.1 million at the time of modification, which we subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less.

As of March 31, 2019, TDRs on accrual status were $3.0 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $38,000 allowance relating to these loans was included in the allowance for loan and lease losses. For the TDRs on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of March 31, 2019, TDRs on nonaccrual status were $6.9 million, and a $359,000 allowance relating to these loans was included in the allowance for loan and lease losses.

As of December 31, 2018, TDRs on accrual status were $6.0 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $57,000 allowance relating to these loans was included in the allowance for loan and lease losses. As of December 31, 2018, TDRs on nonaccrual status were $4.3 million, and a $256,000 allowance relating to these loans was included in the allowance for loan and lease losses.

Allowance for Loan and Lease Losses and Allowance for Off-Balance Sheet Items

The Bank charges or credits operating expense for provisions to the allowance for loan and lease losses and the allowance for off-balance sheet items at least quarterly based upon the allowance need. The allowance is determined through an analysis involving quantitative calculations based on historic loss rates and qualitative adjustments for general reserves and individual impairment calculations for specific allocations. The Bank charges the allowance for actual losses and credits the allowance for recoveries on loans and leases previously charged-off.

The Bank evaluates the allowance methodology at least annually. For the year ended December 31, 2018 and the first three months of 2019, the Bank utilized a 31-quarter and 32-quarter, respectively, look-back period anchored to the first quarter of 2011, with equal weighting to all quarters. Management determined it was appropriate to anchor the look-back period in consideration of the prolonged period of low losses and the procyclical nature of provisioning. The anchoring will allow the Bank to better capture the economic cycle while improving the ability to measure losses.

To determine general reserve requirements, existing loans and leases are divided into segmented pools of similar risk characteristic loans, as well as homogeneous pools. For the twelve months ended December 31, 2018 and the first three months in 2019, loans were divided into eleven general pools of risk-rated loans, as well as two homogeneous pools. For risk-rated loans, migration analysis allocates historical losses by pool and risk grade to determine risk factors for potential losses inherent in the current outstanding portfolio. As the two homogeneous pools are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific reserves are allocated for loans deemed impaired.

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

The following tables reflect our allocation of allowance for loan and lease losses by category as well as the receivable for each loan type:

	March 31, 2019			December 31, 2018
	Allowance Amount	Percentage	Total Loans	Allowance Amount	Percentage	Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$3,679	11.2%	$898,632	$3,652	11.4%	$906,260
Hospitality	5,150	15.7%	812,592	5,486	17.2%	830,679
Other	6,515	19.7%	1,436,593	6,723	21.0%	1,449,270
Total commercial property loans	15,344	46.6%	3,147,817	15,861	49.6%	3,186,209
Construction	1,218	3.7%	82,709	1,143	3.6%	71,583
Residential property	1,743	5.3%	483,830	1,380	4.3%	500,563
Total real estate loans	18,305	55.6%	3,714,356	18,384	57.5%	3,758,355
Commercial and industrial loans:
Commercial term	5,021	15.3%	186,471	5,416	16.9%	206,691
Commercial lines of credit	3,416	10.4%	196,213	1,532	4.8%	194,032
International loans	275	0.8%	39,818	214	0.7%	29,180
Total commercial and industrial loans	8,712	26.5%	422,502	7,162	22.4%	429,903
Leases receivable	5,580	17.0%	425,530	6,303	19.7%	398,858
Consumer loans	89	0.3%	13,232	98	0.3%	13,424
Unallocated	210	0.6%	—	27	0.1%	—
Total	$32,896	100.0%	$4,575,620	$31,974	100.0%	$4,600,540

The following tables set forth certain information regarding the allowance for loan and lease losses and the allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying loss factors according to pool and grade as well as actual current commitment usage figures by type to existing contingent liabilities.

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$31,974	$31,043
Loans and leases charged off	(1,107)	(1,632)
Recoveries on loans and leases previously charged off	912	1,717
Net (charge-offs) recoveries	(195)	85
Loan and lease loss provision	1,117	649
Balance at end of period	$32,896	$31,777

Allowance for off-balance sheet items:
Balance at beginning of period	$1,439	$1,296
Loan and lease (income) loss provision	(339)	27
Balance at end of period	$1,100	$1,323

Ratios:
Net (charge-offs) recoveries to average loans and leases (1)	(0.02)%	0.01%
Net (charge-offs) recoveries to loans and leases (1)	(0.02)%	0.01%
Allowance for loan and lease losses to average loans and leases	0.73%	0.74%
Allowance for loan and lease losses to loans and leases	0.72%	0.72%
Net (charge-offs) recoveries to allowance for loans and leases (1)	(2.37)%	1.07%
Allowance for loan and lease losses to nonperforming loans and leases	82.16%	206.85%
Balance:
Average loans and leases during period	$4,533,120	$4,310,964
Loans and leases at the end of period	$4,575,620	$4,413,557
Nonperforming loans and leases at end of period	$40,041	$15,362

(1)	Net (charge-offs) recoveries are annualized to calculate the ratios.

The allowance for loan and lease losses was $32.9 million and $32.0 million as of March 31, 2019 and December 31, 2018, respectively. The increase of $922,000, or 2.9 percent, in the allowance for loan and lease losses was due primarily to the changes in composition of the loan portfolio combined with the increase in impaired loans, partially offset by reduced loss rates. The provision for loan and lease losses was $1.1 million and $649,000 for the three months ended March 31, 2019 and 2018, respectively. Charge-offs of $1.1 million were offset by recoveries of $912,000 for the three months ended March 31, 2019 compared with charge-offs of $1.6 million and recoveries of $1.7 million for the same period in 2018.

The allowance for off-balance sheet exposure, primarily unfunded loan commitments, was $1.1 million and $1.3 million as of March 31, 2019 and 2018, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized.

Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances were adequate for losses inherent in the loan and lease portfolio and for off-balance sheet exposures as of March 31, 2019.

The following table presents a summary of net charge-offs (recoveries):

	For the Three Months Ended
	Charge-offs	Recoveries	Net Charge-offs (Recoveries)
	(in thousands)
March 31, 2019
Real estate loans	$122	$440	$(318)
Commercial and industrial loans	133	382	(249)
Leases receivable	852	90	762
Total	$1,107	$912	$195

March 31, 2018
Real estate loans	$989	$885	104
Commercial and industrial loans	279	736	(457)
Leases receivable	364	95	269
Consumer loans	—	1	(1)
Total	$1,632	$1,717	$(85)

For the three months ended March 31, 2019, total charge-offs were $1.1 million, a decrease of $525,000, or 32.2 percent, from $1.6 million for the same period in 2018. Charge-offs were offset by recoveries during the three months ended March 31, 2019 of $912,000, a decrease of $805,000, or 46.9 percent, from $1.7 million for the same period in 2018.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	March 31, 2019		December 31, 2018
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$1,316,114	27.3%	$1,284,530	27.1%
Interest-bearing:
Demand	85,946	1.8%	87,582	1.8%
Money market and savings	1,543,299	32.0%	1,573,622	33.2%
Time deposits of $100,000 or more (1)	1,682,306	34.9%	1,601,648	33.7%
Other time deposits	192,510	4.0%	199,853	4.2%
Total deposits	$4,820,175	100.0%	$4,747,235	100.0%

(1)	Includes $294.9 million and $288.6 million of time deposits of $250,000 or more as of March 31, 2019 and December 31, 2018, respectively.

Deposits increased $72.9 million, or 1.5 percent, to $4.82 billion as of March 31, 2019 from $4.75 billion as of December 31, 2018. The increase in deposits was mainly attributable to the $80.7 million, or 5.0 percent increase in time deposits of $100,000 or more, and the $31.6 million, or 2.5 percent increase in noninterest-bearing deposits, offset by a decrease of $30.3 million, or 1.9 percent, in money market and savings deposits.

Borrowings and Subordinated Debentures

At March 31, 2019, the Company had no FHLB advances and at December 31, 2018, there were $55.0 million in overnight advances from the FHLB. In addition, subordinated debentures were $117.9 million and $117.8 million at March 31, 2019 and December 31, 2018, respectively.

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

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest Rate	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(dollars in thousands)
300%	$4,083	2.15%	$11,907	6.05%
200%	$2,610	1.38%	$7,620	3.87%
100%	$1,678	0.89%	$4,535	2.30%
(100)%	$(6,009)	(3.17)%	$(12,218)	(6.20)%

	Economic Value of Equity (EVE)
Change in Interest Rate	Dollar Change	Percentage Change
	(dollars in thousands)
300%	$12,318	2.05%
200%	$12,085	2.01%
100%	$11,545	1.92%
(100)%	$(30,420)	(5.07)%

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

At March 31, 2019, the Bank’s total risk-based capital ratio of 14.37 percent, Tier 1 risk-based capital ratio of 13.64 percent, common equity Tier 1 capital ratio of 13.64 percent and Tier 1 leverage capital ratio of 11.88 percent, placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

At March 31, 2019, the Company's total risk-based capital ratio was 14.17 percent, Tier 1 risk-based capital ratio was 11.94 percent, common equity Tier 1 capital ratio was 11.52 percent and Tier 1 leverage capital ratio was 10.39 percent.

For a discussion of implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act, see our 2018 Annual Report on Form 10-K.

Liquidity

Hanmi Financial

Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its current obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of March 31, 2019, the Bank had no advances from the FHLB and $348.4 million of brokered deposits.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of March 31, 2019, the total borrowing capacity available based on pledged collateral and remaining available borrowing capacity were $893.7 million and $753.7 million, respectively, compared to $924.4 million and $729.4 million, respectively, as of December 31, 2018. The Bank also had three unsecured federal funds lines totaling $115.0 million with no outstanding balances as of March 31, 2019.

As a means of augmenting its liquidity, the Bank had an available borrowing source of $29.5 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $30.0 million, and had no borrowings under this source as of March 31, 2019.

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see Note 12 - Off-Balance Sheet Commitments included in the notes to unaudited consolidated financial statements in this Report and “Item 1. Business - Off-Balance Sheet Commitments” in our 2018 Annual Report on Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations described in our 2018 Annual Report on Form 10-K.

Recently Issued Accounting Standards

FASB ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Current expected credit losses (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost; and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (“ECL”) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating ECL. ASU 2016-13 is effective for public entities for interim and annual periods beginning after December 15, 2019. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has established a steering committee comprised of senior executives from the Accounting and Credit Risk functions and has engaged third party consultants to support CECL adoption activities. The Company is currently engaged in implementation activities and has completed the initial procedures to develop estimation models utilizing an external vendor to support implementation. A preliminary CECL model has been developed and is currently being refined, along with the execution of procedures to support the ongoing estimation activities associated with CECL. The Company is still evaluating the impacts of ASU 2016-13 on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management” and “- Capital Resources” in this Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2019, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there has been no change in our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect Hanmi Financial's internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” of our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 24, 2019, the Company announced a new stock repurchase program that authorized the buy-back of up to 5% of its outstanding shares or approximately 1.5 million shares of common stock. During the three months ended March 31, 2019, there were no repurchases of its common stock under the repurchase program, except that the Company acquired 19,423 shares from employees in connection with the satisfaction of income tax withholding obligations incurred through vesting of Company stock awards.

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

Hanmi Financial Corporation

Date:	May 10, 2019	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)