Form 10-Q
period 2019-06-30
HANMI FINANCIAL CORP
filed 2019-10-04
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      To
Commission File Number: 000-30421

 HANMI FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware		95-4788120
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

3660 Wilshire Boulevard,	Penthouse Suite A	90010
Los Angeles,	California
(Address of Principal Executive Offices)		(Zip Code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of September 27, 2019, there were 31,173,881 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries
Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2019

Part I — Financial Information
Item 1. Financial Statements
Hanmi Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited) June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$130,851	$155,376
Securities available for sale, at fair value (amortized cost of $636,657 as of June 30, 2019 and $583,444 as of December 31, 2018)	639,995	574,908
Loans held for sale, at the lower of cost or fair value	6,029	9,390
Loans and leases receivable, net of allowance for loan and lease losses of $49,386 as of June 30, 2019 and $31,974 as of December 31, 2018	4,506,416	4,568,566
Accrued interest receivable	12,946	13,331
Premises and equipment, net	26,698	27,752
Customers’ liability on acceptances	849	173
Servicing assets	7,567	8,520
Goodwill and other intangible assets, net	12,028	12,182
Federal Home Loan Bank (“FHLB”) stock, at cost	16,385	16,385
Bank-owned life insurance	52,222	51,661
Prepaid expenses and other assets	99,766	63,975
Total assets	$5,511,752	$5,502,219
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$1,312,577	$1,284,530
Interest-bearing	3,449,491	3,462,705
Total deposits	4,762,068	4,747,235
Accrued interest payable	11,438	11,379
Bank’s liability on acceptances	849	173
Borrowings	—	55,000
Subordinated debentures	118,087	117,808
Accrued expenses and other liabilities	54,852	18,056
Total liabilities	4,947,294	4,949,651
Stockholders’ equity:
Preferred Stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,271,832 shares (30,975,163 shares outstanding) as of June 30, 2019 and issued 33,202,369 shares (30,928,437 shares outstanding) as of December 31, 2018	33	33
Additional paid-in capital	571,105	569,712
Accumulated other comprehensive Income (loss), net of tax expense of $961 as of June 30, 2019 and benefit of $2,457 as of December 31, 2018	2,375	(6,079)
Retained earnings	100,021	97,539
Less: treasury stock, at cost; 2,296,669 shares as of June 30, 2019 and 2,273,932 shares as of December 31, 2018	(109,076)	(108,637)
Total stockholders’ equity	564,458	552,568
Total liabilities and stockholders’ equity	$5,511,752	$5,502,219

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest and dividend income:
Interest and fees on loans and leases	$56,872	$53,708	$115,206	$105,283
Interest on securities	3,770	3,198	7,226	6,302
Dividends on FHLB stock	283	283	572	572
Interest on deposits in other banks	557	133	892	247
Total interest and dividend income	61,482	57,322	123,896	112,404
Interest expense:
Interest on deposits	16,728	9,465	32,410	17,250
Interest on borrowings	—	1,015	72	1,694
Interest on subordinated debentures	1,764	1,728	3,536	3,421
Total interest expense	18,492	12,208	36,018	22,365
Net interest income before provision for loan and lease losses	42,990	45,114	87,878	90,039
Loan and lease loss provision	16,699	100	17,816	749
Net interest income after provision for loan and lease losses	26,291	45,014	70,062	89,290
Noninterest income:
Service charges on deposit accounts	2,486	2,328	4,844	4,839
Trade finance and other service charges and fees	1,204	1,149	2,328	2,322
Gain on sales of Small Business Administration (“SBA”) loans	1,060	1,408	1,986	2,856
Net gain (loss) on sales of securities	570	67	1,295	(361)
Other operating income	2,409	993	3,530	2,350
Total noninterest income	7,729	5,945	13,983	12,006
Noninterest expense:
Salaries and employee benefits	16,881	17,453	32,619	36,155
Occupancy and equipment	3,468	4,082	7,989	8,154
Data processing	2,140	1,554	4,223	3,231
Professional fees	1,983	1,214	3,632	2,583
Supplies and communications	649	693	1,493	1,401
Advertising and promotion	945	1,034	1,705	1,911
Other operating expenses	4,078	3,480	7,549	5,833
Total noninterest expense	30,144	29,510	59,210	59,268
Income before income tax expense	3,876	21,449	24,835	42,028
Income tax expense	1,220	5,901	7,507	11,625
Net income	$2,656	$15,548	$17,328	$30,403

Basic earnings per share	$0.09	$0.48	$0.56	$0.94
Diluted earnings per share	$0.09	$0.48	$0.56	$0.94
Weighted-average shares outstanding:
Basic	30,685,301	32,189,096	30,688,698	32,167,111
Diluted	30,727,681	32,336,775	30,729,020	32,316,648

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$2,656	$15,548	$17,328	$30,403
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	6,548	(1,502)	13,167	(10,366)
Less: reclassification adjustment for net gain included in net income	(570)	(67)	(1,295)	(67)
Income tax (expense) benefit related to items of other comprehensive income	(1,721)	452	(3,418)	2,995
Other comprehensive income (loss), net of tax	4,257	(1,117)	8,454	(7,438)
Comprehensive income	$6,913	$14,431	$25,782	$22,965

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended June 30,
(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at April 1, 2018	33,167,768	(665,110)	32,502,658	$33	$567,081	$(8,207)	$77,691	$(72,320)	$564,278
Restricted stock awards, net of forfeitures	17,428	—	17,428	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	930	—	—	—	930
Restricted stock surrendered due to employee tax liability	—	(6,568)	(6,568)	—	—	—	—	(158)	(158)
Cash dividends declared:
Common Stock, $0.24/share	—	—	—	—	—	—	(7,774)	—	(7,774)
Net income	—	—	—	—	—	—	15,548	—	15,548
Change in unrealized loss on securities available for sale, net of income taxes	—	—	—	—	—	(1,117)	—	—	(1,117)
Balance at June 30, 2018	33,185,196	(671,678)	32,513,518	33	568,011	(9,324)	85,465	(72,478)	571,707

Balance at April 1, 2019	33,153,888	(2,293,355)	30,860,533	$33	$570,432	$(1,882)	$104,771	$(109,062)	$564,292
Stock options exercised	1,250	—	1,250	—	13	—	—	—	13
Restricted stock awards, net of forfeitures	116,694	—	116,694	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	660	—	—	—	660
Restricted stock surrendered due to employee tax liability	—	(3,314)	(3,314)	—	—	—	—	(14)	(14)
Cash dividends declared:
Common Stock, $0.24/share	—	—	—	—	—	—	(7,406)	—	(7,406)
Net income	—	—	—	—	—	—	2,656	—	2,656
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	—	4,257	—	—	4,257
Balance at June 30, 2019	33,271,832	(2,296,669)	30,975,163	$33	$571,105	$2,375	$100,021	$(109,076)	$564,458
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30,
(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at January 1, 2018	33,083,133	(651,506)	32,431,627	$33	$565,627	$(1,869)	$70,575	$(71,889)	$562,477
Adjustments related to adoption of new accounting standards:
ASU 2016-01 (See Notes 1 and 2)	—	—	—	—	—	382	(382)	—	—
ASU 2018-02 (See Notes 1 and 5)	—	—	—	—	—	(399)	399	—	—
Adjusted balance at January 1, 2018	33,083,133	(651,506)	32,431,627	$33	$565,627	$(1,886)	$70,592	$(71,889)	$562,477
Stock options exercised	25,750	—	25,750	—	570	—	—	—	570
Restricted stock awards, net of forfeitures	76,313	—	76,313	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,814	—	—	—	1,814
Restricted stock surrendered due to employee tax liability	—	(20,172)	(20,172)	—	—	—	—	(589)	(589)
Cash dividends declared:
Common Stock, $0.24/share	—	—	—	—	—	—	(15,530)	—	(15,530)
Net income	—	—	—	—	—	—	30,403	—	30,403
Change in unrealized loss on securities available for sale, net of income taxes	—	—	—	—	—	(7,438)	—	—	(7,438)
Balance at June 30, 2018	33,185,196	(671,678)	32,513,518	$33	$568,011	$(9,324)	$85,465	$(72,478)	$571,707

Balance at January 1, 2019	33,202,369	(2,273,932)	30,928,437	$33	$569,712	$(6,079)	$97,539	$(108,637)	$552,568
Stock options exercised	1,900	—	1,900	—	22	—	—	—	22
Restricted stock awards, net of forfeitures	67,563	—	67,563	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,371	—	—	—	1,371
Restricted stock surrendered due to employee tax liability	—	(22,737)	(22,737)	—	—	—	—	(439)	(439)
Cash dividends declared:
Common Stock, $0.24/share	—	—	—	—	—	—	(14,846)	—	(14,846)
Net income	—	—	—	—	—	—	17,328	—	17,328
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	—	8,454	—	—	8,454
Balance at June 30, 2019	33,271,832	(2,296,669)	30,975,163	$33	$571,105	$2,375	$100,021	$(109,076)	$564,458
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$17,328	$30,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,694	5,228
Share-based compensation expense	1,371	1,814
Loan and lease loss provision	17,816	749
(Gain) loss on sales of securities	(1,295)	361
Gain on sales of SBA loans	(1,986)	(2,856)
Loss (gain) on disposition of fixed assets	(1,191)	—
Origination of SBA loans held for sale	(27,523)	(37,367)
Proceeds from sales of SBA loans	32,856	41,852
Change in accrued interest receivable	385	(170)
Change in bank-owned life insurance	(561)	(533)
Change in prepaid expenses and other assets	(2,461)	1,705
Change in accrued interest payable	59	466
Change in accrued expenses and other liabilities	(1,560)	(2,618)
Net cash provided by operating activities	37,932	39,034
Cash flows from investing activities:
Proceeds from matured, called and repayment of securities	63,528	48,695
Proceeds from sales of securities available for sale	113,306	31,325
Proceeds from sales of other real estate owned (“OREO”)	22	1,902
Proceeds from disposition of fixed assets	3,055	—
Change in loans and leases receivable, excluding purchases	43,689	(174,621)
Purchases of securities available for sale	(230,112)	(80,244)
Purchases of premises and equipment	(515)	(969)
Purchases of loans and leases receivable	—	(64,806)
Net cash used in investing activities	(7,027)	(238,718)
Cash flows from financing activities:
Change in deposits	14,833	77,881
Change in borrowings	(55,000)	120,000
Proceeds from exercise of stock options	22	570
Cash paid for surrender of vested shares due to employee tax liability	(439)	(589)
Cash dividends paid	(14,846)	(15,530)
Net cash (used in) provided by financing activities	(55,430)	182,332
Net decrease in cash and cash equivalents	(24,525)	(17,352)
Cash and cash equivalents at beginning of year	155,376	153,826
Cash and cash equivalents at end of period	$130,851	$136,474

Supplemental disclosures of cash flow information:
Interest expense paid	$35,959	$21,899
Change in income taxes	$(3,587)	$8,743
Non-cash activities:
Transfer of loans receivable to other real estate owned	$—	$334
Income tax (expense) benefit related to items in other comprehensive income	$(3,418)	$2,995
Change in unrealized (gain) loss in accumulated other comprehensive income	$(11,872)	$10,433
Right-of-use asset obtained in exchange for lease liability	$(43,110)	$—
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2019 and 2018
Note 1 — Organization and Basis of Presentation

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is a bank holding company whose subsidiary is Hanmi Bank (the “Bank”). Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operation of the Bank.

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended June 30, 2019, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”).

The preparation of interim unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the unaudited financial statements and disclosures provided, and actual results could differ.

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

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and a lease liability on their balance sheet for all leases, including operating leases, with a term of greater than 12 months. In July 2018, the FASB issued ASU 2018-11, which adds a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The Company elected to use the optional transition method provided by ASU 2018-11. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward its ASC 840 assessment regarding definition of a lease, lease classification, and initial direct costs. The following practical expedients were applied during implementation of this standard:

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

FASB ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Current expected credit losses (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost; and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (“ECL”) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating ECL. ASU 2016-13 is effective for public entities for interim and annual periods beginning after December 15, 2019. On July 2 2019, the FASB voted to delay CECL's effective date for non-public companies and Small Reporting Companies who are public filers. Due to the Company's categorization as a large public filer, this delay will not have any impact on its adoption of ASU 2016-13. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has established a steering committee comprised of senior executives from the Accounting and Credit Risk functions and has engaged third party consultants to support CECL adoption activities.

The Company is currently engaged in CECL implementation activities and has completed development of its methodology, data/input gathering and validation, and initial testing of its designed models. The Company plans to leverage an approach consisting of four forecasting models aligned with the Bank's major pools of in-scope financial instruments. The Company plans to leverage multiple loss rate methodologies across the different models developed and will incorporate linear regression approaches to quantify the relationship between loan default behavior and a set of macroeconomic factors for use in model estimation.

The Company plans to perform parallel processing and review of the model outputs starting in the third quarter 2019. In addition, the Company has devised risk documentation and policies and procedures associated with CECL to support the ongoing estimation activities and the continuous assessment of risks related to the methodology and its models, and data governance. As of June 30, 2019, the Company is still evaluating the impacts of ASU 2016-13 on its consolidated financial statements.

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
June 30, 2019
U.S. Treasury securities	$49,728	$334	$—	$50,062
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	400,656	3,013	(685)	402,984
Collateralized mortgage obligations	167,312	1,081	(580)	167,813
Debt securities	18,961	194	(19)	19,136
Total U.S. government agency and sponsored agency obligations	586,929	4,288	(1,284)	589,933
Total securities available for sale	$636,657	$4,622	$(1,284)	$639,995

December 31, 2018
U.S. Treasury securities	$39,768	$69	$(7)	$39,830
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	300,957	61	(5,984)	295,034
Collateralized mortgage obligations	124,550	74	(2,332)	122,292
Debt securities	7,499	—	(97)	7,402
Total U.S. government agency and sponsored agency obligations	433,006	135	(8,413)	424,728
Municipal bonds-tax exempt	110,670	197	(517)	110,350
Total securities available for sale	$583,444	$401	$(8,937)	$574,908

The amortized cost and estimated fair value of securities as of June 30, 2019, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(in thousands)
Within one year	$37,753	$37,842
Over one year through five years	164,874	165,747
Over five years through ten years	226,806	228,576
Over ten years	207,224	207,830
Total	$636,657	$639,995

Gross unrealized losses on securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of June 30, 2019 and December 31, 2018:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(in thousands, except number of securities)
June 30, 2019
U.S. government agency and sponsored agency obligations
Mortgage-backed securities	$(4)	$14,114	3	$(681)	$124,833	61	$(685)	$138,947	64
Collateralized mortgage obligations	(18)	7,141	2	(562)	62,006	41	(580)	69,147	43
Debt securities	—	—	—	(19)	4,480	2	(19)	4,480	2
Total U.S. government agency and sponsored agency obligations	(22)	21,255	5	(1,262)	191,319	104	(1,284)	212,574	109
Total	$(22)	$21,255	5	$(1,262)	$191,319	104	$(1,284)	$212,574	109

December 31, 2018
U.S. Treasury securities	$(7)	$14,797	2	$—	$—	—	$(7)	$14,797	2
U.S. government agency and sponsored agency obligations
Mortgage-backed securities	$(226)	$41,527	10	$(5,758)	$244,550	106	$(5,984)	$286,077	116
Collateralized mortgage obligations	(59)	13,732	3	(2,273)	92,532	49	(2,332)	106,264	52
Debt securities	—	—	—	(97)	7,402	3	(97)	7,402	3
Total U.S. government agency and sponsored agency obligations	(285)	55,259	13	(8,128)	344,484	158	(8,413)	399,743	171
Municipal bonds-tax exempt	(29)	8,196	5	(488)	65,644	30	(517)	73,840	35
Total	$(321)	$78,252	20	$(8,616)	$410,128	188	$(8,937)	$488,380	208

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2019 and December 31, 2018 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of June 30, 2019 and December 31, 2018. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

The Company does not intend to sell these securities and it is more likely than not that we will not be required to sell the investments before the recovery of their amortized cost basis. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of June 30, 2019 and December 31, 2018 were not other-than-temporarily impaired, and therefore, no impairment charges as of June 30, 2019 and December 31, 2018 were warranted.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Gross realized gains on sales of securities	$634	$67	$1,359	$67
Gross realized losses on sales of securities	(64)	—	(64)	(428)
Net realized gains (losses) on sales of securities	$570	$67	$1,295	$(361)

Proceeds from sales of securities	$44,119	$9,366	$113,306	$31,325

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). This new guidance, among other provisions, amends accounting related to the classification and measurement of investments in equity securities. We adopted this guidance, as required, in the first quarter of 2018. ASU 2016-01 requires the amounts reported in accumulated other comprehensive income for equity securities that exist as of the date of adoption previously classified as available-for-sale be reclassified to retained earnings. The Company reduced the balance of securities by $529,000 as of January 1, 2018, representing the loss related to our mutual fund equity securities, which resulted in a net reduction of retained earnings of $382,000 and an increase of $147,000 in net deferred tax assets based on the transition requirements of this standard.

During the three months ended June 30, 2019 and 2018, there was a $570,000 and $67,000 net gain in earnings resulting from the sale of securities, respectively. A net unrealized gain of $792,000 and $95,000 related to these securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period in 2019 and 2018, respectively.

During the six months ended June 30, 2019, there was $1.3 million in net gains in earnings resulting from the sale of securities which had $586,000 in previously recorded unrealized gains in accumulated other comprehensive income. During the six months ended June 30, 2018, there was a $361,000 net loss in earnings resulting from the sale of securities. Additionally, during the six months ended June 30, 2019, we sold all of our tax exempt municipal bonds with a gross realized gain of $634,000.

During the three months ended March 31, 2018, we sold all of our mutual fund equity securities with gross realized losses of $957,000. No such securities were held during the six months ended June 30, 2019.

Securities available for sale with market values of $30.2 million and $29.9 million as of June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Note 3 — Loans and Leases

Loans and Leases Receivable

Loans and leases receivable consisted of the following as of the dates indicated:

	June 30, 2019	December 31, 2018
	(in thousands)
Real estate loans:
Commercial property
Retail	$873,682	$906,260
Hospitality	855,853	830,679
Other (1)	1,418,146	1,449,270
Total commercial property loans	3,147,681	3,186,209
Construction	65,454	71,583
Residential property	458,328	500,563
Total real estate loans	3,671,463	3,758,355
Commercial and industrial loans:
Commercial term	195,312	206,691
Commercial lines of credit	186,103	194,032
International loans	28,087	29,180
Total commercial and industrial loans	409,502	429,903
Leases receivable	460,519	398,858
Consumer loans (2)	14,318	13,424
Loans and leases receivable	4,555,802	4,600,540
Allowance for loan and lease losses	(49,386)	(31,974)
Loans and leases receivable, net	$4,506,416	$4,568,566

(1)
Includes, among other types, mixed-use, apartment, office, industrial, gas stations, faith-based facilities and warehouse; all other property types represent less than one percent of total loans and leases receivable.

(2)	Consumer loans include home equity lines of credit of $9.4 million and $10.3 million as of June 30, 2019 and December 31, 2018, respectively.

Accrued interest on loans and leases receivable was $11.2 million and $10.9 million at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, loans and leases receivable of $1.2 billion and $1.1 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following is the activity for SBA loans held for sale for the three months ended June 30, 2019 and 2018:

	SBA Loans Held for Sale
	Real Estate	Commercial and Industrial	Total
	(in thousands)
June 30, 2019
Balance at beginning of period	$6,500	$640	$7,140
Originations	6,650	7,650	14,300
Sales	(10,474)	(4,937)	(15,411)
Balance at end of period	$2,676	$3,353	$6,029

June 30, 2018
Balance at beginning of period	$2,151	$3,857	$6,008
Originations	10,155	8,407	18,562
Sales	(9,519)	(9,585)	(19,104)
Principal paydowns and amortization	(2)	(115)	(117)
Balance at end of period	$2,785	$2,564	$5,349

The following is the activity for SBA loans held for sale for the six months ended June 30, 2019 and 2018:

	SBA Loans Held for Sale
	Real Estate	Commercial and Industrial	Total
	(in thousands)
June 30, 2019
Balance at beginning of period	$5,194	$4,196	$9,390
Originations	15,713	11,810	27,523
Sales	(18,229)	(12,641)	(30,870)
Principal paydowns and amortization	(2)	(12)	(14)
Balance at end of period	$2,676	$3,353	$6,029

June 30, 2018
Balance at beginning of period	$3,746	$2,648	$6,394
Originations	20,588	16,779	37,367
Sales	(21,547)	(16,744)	(38,291)
Principal paydowns and amortization	(2)	(119)	(121)
Balance at end of period	$2,785	$2,564	$5,349

Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses was as follows for the periods indicated:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$32,896	$31,777	$31,974	$31,043
Loans and leases charged off	(1,536)	(657)	(2,634)	$(2,289)
Recoveries on loans and leases previously charged off	1,327	598	2,230	$2,315
Net (charge-offs) recoveries	(209)	(59)	(404)	26
Loan and lease loss provision	16,699	100	17,816	$749
Balance at end of period	$49,386	$31,818	$49,386	$31,818

Management believes the allowance for loan and lease losses is appropriate to provide for probable incurred losses inherent in the loan and lease portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management’s estimates are based on: previous loss experience; size, growth and composition of the loan and lease portfolio; the value of collateral; and current economic conditions. Our lending is concentrated generally in real estate loans, commercial loans and leases and SBA loans to small and middle market businesses primarily in California, Texas, Illinois and New York. Further, our regulators, in reviewing our loan and lease portfolio may require us to increase our allowance for loan and lease losses.

The following table details the information on the allowance for loan and lease losses by portfolio segment as of and for the three months ended June 30, 2019 and 2018:

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(in thousands)
As of and for the Three Months Ended June 30, 2019
Allowance for loan and lease losses on loans and leases:
Beginning balance	$18,306	$8,711	5,580	$89	$210	$32,896
Less loans and leases charged off	—	(562)	(974)	—	—	(1,536)
Recoveries on loans and leases previously charged off	1,133	89	105	—	—	1,327
Loan and lease loss provision	14,565	997	1,357	(10)	(210)	16,699
Ending balance	$34,004	$9,235	$6,068	$79	$—	$49,386
Individually evaluated for impairment	$14,724	$3,072	$662	$1	$—	$18,459
Collectively evaluated for impairment	$19,280	$6,163	$5,406	$78	$—	$30,927

Loans and leases receivable:	$3,671,463	$409,502	$460,519	$14,318	$—	$4,555,802
Individually evaluated for impairment	$39,885	$21,706	$3,233	$1,351	$—	$66,175
Collectively evaluated for impairment	$3,631,578	$387,796	$457,286	$12,967	$—	$4,489,627

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(in thousands)
As of and for the Three Months Ended June 30, 2018
Allowance for loan and lease losses on loans and leases:
Beginning balance	$17,640	$6,890	7,110	$125	$12	$31,777
Less loans and leases charged off	(40)	(86)	(531)	—	—	(657)
Recoveries on loans and leases previously charged off	371	197	29	1	—	598
Loan and lease loss provision	(55)	119	41	(17)	12	100
Ending balance	$17,916	$7,120	$6,649	$109	$24	$31,818
Individually evaluated for impairment	$1,540	$578	$1,859	$—	$—	$3,977
Collectively evaluated for impairment	$16,376	$6,542	$4,790	$109	$24	$27,841

Loans and leases receivable:	$3,781,209	$396,522	$350,578	$13,817	$—	$4,542,126
Individually evaluated for impairment	$18,261	$3,000	$4,801	$877	$—	$26,939
Collectively evaluated for impairment	$3,762,948	$393,522	$345,777	$12,940	$—	$4,515,187

The following table details the information on the allowance for loan and lease losses by portfolio segment as of and for the six months ended June 30, 2019 and 2018:

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(in thousands)
As of and for the Six Months Ended June 30, 2019
Allowance for loan and lease losses on loans and leases:
Beginning balance	$18,384	$7,162	6,303	$98	$27	$31,974
Less loans and leases charged off	(113)	(695)	(1,826)	—	—	(2,634)
Recoveries on loans and leases previously charged off	1,563	471	196	—	—	2,230
Loan and lease loss provision	14,170	2,297	1,395	(19)	(27)	17,816
Ending balance	$34,004	$9,235	$6,068	$79	$—	$49,386
Individually evaluated for impairment	$14,724	$3,072	$662	$1	$—	$18,459
Collectively evaluated for impairment	$19,280	$6,163	$5,406	$78	$—	$30,927

Loans and leases receivable:	$3,671,463	$409,502	$460,519	$14,318	$—	$4,555,802
Individually evaluated for impairment	$39,885	$21,706	$3,233	$1,351	$—	$66,175
Collectively evaluated for impairment	$3,631,578	$387,796	$457,286	$12,967	$—	$4,489,627

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(in thousands)
As of and for the Six Months Ended June 30, 2018
Allowance for loan and lease losses on loans and leases:
Beginning balance	$17,012	$7,400	6,279	$122	$230	$31,043
Less loans and leases charged off	(1,029)	(365)	(895)	—	—	(2,289)
Recoveries on loans and leases previously charged off	1,256	933	124	2	—	2,315
Loan and lease loss provision	677	(848)	1,141	(15)	(206)	749
Ending balance	$17,916	$7,120	$6,649	$109	$24	$31,818
Individually evaluated for impairment	$1,540	$578	$1,859	$—	$—	$3,977
Collectively evaluated for impairment	$16,376	$6,542	$4,790	$109	$24	$27,841

Loans and leases receivable:	$3,781,209	$396,522	$350,578	$13,817	$—	$4,542,126
Individually evaluated for impairment	$18,261	$3,000	$4,801	$877	$—	$26,939
Collectively evaluated for impairment	$3,762,948	$393,522	$345,777	$12,940	$—	$4,515,187

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

As of June 30, 2019 and December 31, 2018, pass/pass-watch, special mention and classified loans and leases, disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total
	(in thousands)
June 30, 2019
Real estate loans:
Commercial property
Retail	$862,505	$6,255	$4,922	$873,682
Hospitality	850,004	2	5,847	855,853
Other	1,405,239	2,658	10,249	1,418,146
Total commercial property loans	3,117,748	8,915	21,018	3,147,681
Construction	29,774	7,744	27,936	65,454
Residential property	456,708	802	817	458,327
Total real estate loans	3,604,230	17,461	49,771	3,671,462
Commercial and industrial loans:
Commercial term	177,389	386	17,537	195,312
Commercial lines of credit	176,466	5,241	4,396	186,103
International loans	28,087	—	—	28,087
Total commercial and industrial loans	381,942	5,627	21,933	409,502
Leases receivable	457,286	—	3,233	460,519
Consumer loans	12,838	732	749	14,319
Total loans and leases receivable	$4,456,296	$23,820	$75,686	$4,555,802

December 31, 2018
Real estate loans:
Commercial property
Retail	$901,354	$16	$4,890	$906,260
Hospitality	821,542	168	8,969	830,679
Other	1,441,219	2,723	5,328	1,449,270
Total commercial property loans	3,164,115	2,907	19,187	3,186,209
Construction	71,583	—	—	71,583
Residential property	500,424	—	139	500,563
Total real estate loans	3,736,122	2,907	19,326	3,758,355
Commercial and industrial loans:
Commercial term	197,992	4,977	3,722	206,691
Commercial lines of credit	172,338	21,107	587	194,032
International loans	29,180	—	—	29,180
Total commercial and industrial loans	399,510	26,084	4,309	429,903
Leases receivable	393,729	—	5,129	398,858
Consumer loans	12,454	191	779	13,424
Total loans and leases receivable	$4,541,815	$29,182	$29,543	$4,600,540

The following is an aging analysis of loans and leases, disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
	(in thousands)
June 30, 2019
Real estate loans:
Commercial property
Retail	$66	$153	$84	$303	$873,379	$873,682
Hospitality	941	147	1,020	2,108	853,745	855,853
Other	644	5	871	1,520	1,416,626	1,418,146
Total commercial property loans	1,651	305	1,975	3,931	3,143,750	3,147,681
Construction	—	—	—	—	65,454	65,454
Residential property	2,240	1,849	40	4,129	454,198	458,327
Total real estate loans	3,891	2,154	2,015	8,060	3,663,402	3,671,462
Commercial and industrial loans:
Commercial term	253	233	16	502	194,810	195,312
Commercial lines of credit	—	—	—	—	186,103	186,103
International loans	—	—	—	—	28,087	28,087
Total commercial and industrial loans	253	233	16	502	409,000	409,502
Leases receivable	4,948	1,097	1,755	7,800	452,719	460,519
Consumer loans	82	—	—	82	14,237	14,319
Total loans and leases receivable	$9,174	$3,484	$3,786	$16,444	$4,539,358	$4,555,802

December 31, 2018
Real estate loans:
Commercial property
Retail	$221	$—	$986	$1,207	$905,053	$906,260
Hospitality	65	1,203	1,893	3,161	827,518	830,679
Other	816	206	1,205	2,227	1,447,043	1,449,270
Total commercial property loans	1,102	1,409	4,084	6,595	3,179,614	3,186,209
Construction	—	—	—	—	71,583	71,583
Residential property	3,947	273	44	4,264	496,299	500,563
Total real estate loans	5,049	1,682	4,128	10,859	3,747,496	3,758,355
Commercial and industrial loans:
Commercial term	334	49	1,117	1,500	205,191	206,691
Commercial lines of credit	—	—	587	587	193,445	194,032
International loans	—	—	—	—	29,180	29,180
Total commercial and industrial loans	334	49	1,704	2,087	427,816	429,903
Leases receivable	4,681	845	3,737	9,263	389,595	398,858
Consumer loans	146	—	—	146	13,278	13,424
Total loans and leases receivable	$10,210	$2,576	$9,569	$22,355	$4,578,185	$4,600,540

There were no loans and leases that were 90 days or more past due and accruing interest as of June 30, 2019. As of December 31, 2018, $4,000 of loans and leases were 90 days or more past due and accruing interest.

Impaired Loans and Leases

Loans and leases are considered impaired when the Bank will be unable to collect all interest and principal payments per the contractual terms of the loan and lease agreement, unless the loan is well-collateralized and in the process of collection. Loans are classified as Troubled Debt Restructurings (“TDRs”) because, due to the financial difficulties of the borrowers, we have granted concessions to the borrowers we would not otherwise consider; when current information or events make it unlikely to collect in full according to the contractual terms of the loan or lease agreements; there is a deterioration in the borrower’s financial condition that raises uncertainty as to timely collection of either principal or interest; or full payment of both interest and principal is in doubt according to the original contractual terms.
We evaluate loan and lease impairment in accordance with GAAP. Impaired loans and leases are measured based on the present value of expected future cash flows discounted at the receivable's effective interest rate or, as a practical expedient, at the receivable's observable market price or the fair value of the collateral if the loan or lease is collateral dependent, less estimated costs to sell. If the estimated value of the impaired loan or lease is less than the recorded investment in the loan or lease, the deficiency is either charged off against the allowance for loan and lease losses or we establish a specific reserve in the allowance for loan and lease losses. Additionally, loans and leases that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan and lease losses required for the period.
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
	(in thousands)
June 30, 2019
Real estate loans:
Commercial property
Retail	$951	$996	$800	$151	$1
Hospitality	1,454	1,842	1,454	—	—
Other	8,093	8,432	7,884	209	15
Total commercial property loans	10,498	11,270	10,138	360	16
Construction	27,936	28,000	—	27,936	14,708
Residential property	1,451	1,596	1,451	—	—
Total real estate loans	39,885	40,866	11,589	28,296	14,724
Commercial and industrial loans	21,706	21,910	1,136	20,570	3,072
Leases receivable	3,233	3,292	873	2,360	662
Consumer loans	1,351	1,613	1,267	84	1
Total	$66,175	$67,681	$14,865	$51,310	$18,459

December 31, 2018
Real estate loans:
Commercial property
Retail	$2,166	$2,207	$1,894	$272	$—
Hospitality	4,282	5,773	4,032	250	—
Other	7,525	8,016	6,253	1,272	1
Total commercial property loans	13,973	15,996	12,179	1,794	1
Residential property	788	929	788	—	—
Total real estate loans	14,761	16,925	12,967	1,794	1
Commercial and industrial loans	4,396	4,601	1,644	2,752	428
Leases receivable	5,129	5,162	1,256	3,873	1,383
Consumer loans	839	1,073	746	93	—
Total	$25,125	$27,761	$16,613	$8,512	$1,812

	Three Months Ended		Six Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
June 30, 2019
Real estate loans:
Commercial property
Retail	$955	$11	$978	$27
Hospitality	1,570	80	2,468	152
Other	8,320	119	8,688	260
Total commercial property loans	10,845	210	12,134	439
Construction	18,667	249	9,333	249
Residential property	1,577	16	1,378	28
Total real estate loans	31,089	475	22,845	716
Commercial and industrial loans	22,623	191	24,883	601
Leases receivable	3,455	6	4,375	13
Consumer loans	1,501	24	1,512	48
Total	$58,668	$696	$53,615	$1,378

June 30, 2018
Real estate loans:
Commercial property
Retail	$1,728	$26	$1,568	$48
Hospitality	7,667	131	7,886	272
Other	7,562	133	7,702	243
Total commercial property loans	16,957	290	17,156	563
Residential property	2,260	27	2,420	57
Total real estate loans	19,217	317	19,576	620
Commercial and industrial loans	3,063	39	2,989	79
Leases receivable	5,188	12	4,896	22
Consumer loans	1,027	14	1,037	28
Total	$28,495	$382	$28,498	$749

The following is a summary of interest foregone on impaired loans and leases for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms	$1,120	$678	$2,009	$1,332
Less: Interest income recognized on impaired loans and leases	(696)	(382)	(1,378)	(749)
Interest foregone on impaired loans and leases	$424	$296	$631	$583

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

The following table details nonaccrual loans and leases, disaggregated by loan class, as of the dates indicated:

	June 30, 2019	December 31, 2018
	(in thousands)
Real estate loans:
Commercial property
Retail	$800	$865
Hospitality	1,442	3,625
Other	6,587	1,641
Total commercial property loans	8,829	6,131
Construction	27,936	—
Residential property	858	182
Total real estate loans	37,623	6,313
Commercial and industrial loans	21,457	3,337
Leases receivable	3,233	5,129
Consumer loans	718	746
Total nonaccrual loans and leases	$63,031	$15,525

The following table details nonperforming assets as of the dates indicated:

	June 30, 2019	December 31, 2018
	(in thousands)
Nonaccrual loans and leases	$63,031	$15,525
Loans and leases 90 days or more past due and still accruing	—	4
Total nonperforming loans and leases	63,031	15,529
Other real estate owned (“OREO”)	507	663
Total nonperforming assets	$63,538	$16,192

OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

Troubled Debt Restructurings

The following table details TDRs loans as of June 30, 2019 and December 31, 2018:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
June 30, 2019
Real estate loans	$934	$153	$28,083	$757	$29,927	$2,098	$—	$—	$—	$2,098
Commercial and industrial loans	250	160	12,743	334	13,487	—	—	100	149	249
Consumer loans	718	—	—	—	718	549	—	84	—	633
Total	$1,902	$313	$40,826	$1,091	$44,132	$2,647	$—	$184	$149	$2,980

December 31, 2018
Real estate loans	$462	$1,423	$174	$—	$2,059	$3,345	$—	$1,148	$741	$5,234
Commercial and industrial loans	265	107	669	430	1,471	—	166	386	150	702
Consumer loans	746	—	—	—	746	—	—	93	—	93
Total	$1,473	$1,530	$843	$430	$4,276	$3,345	$166	$1,627	$891	$6,029

As of June 30, 2019 and December 31, 2018, total TDRs were $47.1 million and $10.3 million, respectively. A debt restructuring is considered a TDR if we grant a concession, that we would not have otherwise considered, to the borrower for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for three months or more or other payment structure modifications. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. The allowance for loan and lease losses included $15.9 million of specific allowances at June 30, 2019 and $313,000 of specific allowances at December 31, 2018 relating to TDR loans.

There were $30.3 million of real estate loans (seven loans) and $12.7 million of commercial loans (one loan) that were modified during the twelve month period ended June 30, 2019. None of these loans defaulted nor were charged off during the twelve month period ended June 30, 2019. The troubled-debt restructurings described above increased the allowance by $15.7 million during the twelve month period ended June 30, 2019.

For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

Note 4 — Servicing Assets and Liabilities

The changes in servicing assets and liabilities for the three months ended June 30, 2019 and 2018 were as follows:

	2019	2018
	(in thousands)
Servicing assets:
Balance at beginning of period	$7,978	$9,867
Addition related to sale of SBA loans	344	406
Amortization	(755)	(1,018)
Balance at end of period	$7,567	$9,255

Servicing liabilities:
Balance at beginning of period	$1,420	$2,022
Amortization	(182)	(185)
Balance at end of period	$1,238	$1,837

The changes in servicing assets and liabilities for the six months ended June 30, 2019 and 2018 were as follows:

	2019	2018
	(in thousands)
Servicing assets:
Balance at beginning of period	$8,520	$10,218
Addition related to sale of SBA loans	659	841
Amortization	(1,612)	(1,804)
Balance at end of period	$7,567	$9,255

Servicing liabilities:
Balance at beginning of period	$1,517	$2,217
Amortization	(279)	(380)
Balance at end of period	$1,238	$1,837

At June 30, 2019 and December 31, 2018, we serviced loans sold to unaffiliated parties in the amounts of $426.7 million and $448.6 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.1 million and $1.2 million for the three months ended June 30, 2019 and 2018, respectively. The Company recorded servicing fee income of $2.2 million and $2.4 million for the six months ended June 30, 2019 and 2018, respectively. Servicing fee income, net of the amortization of servicing assets and liabilities, is included in other operating income in the consolidated statements of income. Net amortization expense was $573,000 and $833,000 for the three months ended June 30, 2019 and 2018, respectively, and $1.3 million and $1.4 million for the six months ended June 30, 2019 and 2018, respectively.

Note 5 — Income Taxes

The Company’s income tax expense was $1.2 million and $5.9 million representing an effective income tax rate of 31.5 percent and 27.5 percent for the three months ended June 30, 2019 and 2018, respectively. The Company's income tax expense was $7.5 million and $11.6 million representing an effective income tax rate of 30.2 percent and 27.7 percent for the six months ended June 30, 2019 and 2018, respectively.

Management concluded that as of June 30, 2019 and December 31, 2018, a valuation allowance of $4.9 million was appropriate against certain state net operating losses and certain tax credits. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. A net deferred tax asset of $23.2 million and $27.4 million and a net current tax asset of $7.5 million and $8.3 million as of June 30, 2019 and December 31, 2018, respectively, are included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets.

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

The Company is subject to examination by various federal and state tax authorities for certain years ended December 31, 2014 through 2018. Management does not anticipate any material changes in our consolidated financial statements which may arise as a result of these audits or examinations. During the quarter ended March 31, 2019, the examination by the California Franchise Tax Board for the 2008 and 2009 tax years closed. The Company recorded a provision expense of $400,000 during the quarter ended March 31, 2019 in connection with both the release of an uncertain tax position and the settlement remitted, net of federal benefit. The Company paid $900,000 in connection with the settlement.

Note 6 — Borrowings and Subordinated Debentures

Borrowings
The Bank had no advances from the FHLB as of June 30, 2019 and advances of $55.0 million from the FHLB as of December 31, 2018. The FHLB advances were all overnight borrowings at December 31, 2018. There was no interest expense on FHLB advances for the three months ended June 30, 2019 and $1.0 million of interest expense on FHLB advances for the same period of 2018. The weighted-average interest rate for the three months ended June 30, 2018 was 1.90 percent. For the six months ended June 30, 2019 and 2018, interest expense on FHLB advances was $72,000 and $1.7 million, respectively, and the weighted-average interest rate was 2.74 percent and 1.74 percent, respectively.

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $1.2 billion of loans pledged as collateral with the FHLB, which provides $1.0 billion in borrowing capacity, of which $905.0 million remained available at June 30, 2019.

The Bank also has securities with market values of $30.0 million pledged with the Federal Reserve Bank (“FRB”), which provides $29.6 million in available borrowing capacity through the Fed Discount Window. There were no outstanding borrowings with the FRB as of June 30, 2019 and December 31, 2018.

Subordinated Debentures
The Company issued Fixed-to-Floating Subordinated Notes (the “Notes”) of $100 million on March 21, 2017, with a final maturity on March 30, 2027.  The Notes have an initial fixed interest rate of 5.45% per annum, payable semi-annually on March 30 and September 30 of each year.  From and including March 30, 2022 and thereafter, the Notes bear interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.315% payable quarterly. If the then current three-month LIBOR is less than zero, three-month LIBOR will be deemed to be zero. Debt issuance cost was $2.3 million, which is being amortized through the Notes' maturity date. At June 30, 2019 and

December 31, 2018, the balance of Notes included in the Company's consolidated balance sheet, net of debt issuance cost, was $98.2 million and $98.1 million, respectively. The amortization of debt issuance cost was $48,000 and $45,000 for the three months ended June 30, 2019 and 2018, respectively, and $95,000 and $90,000 for the six months ended June 30, 2019 and 2018, respectively.
The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of the acquisition of Central Bancorp Inc. (“CBI”) in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures' maturity date of March 15, 2036. CBI formed a trust in 2005 and issued $26.0 million of Trust Preferred Securities (“TPS”) at 6.26 percent fixed rate for the first five years and a variable rate at the three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At June 30, 2019 and December 31, 2018, the balance of Subordinated Debentures included in the Company's consolidated balance sheets, net of discount of $7.0 million and $7.1 million, was $19.9 million and $19.7 million, respectively. The amortization of discount was $92,000 and $86,000 for the three months ended June 30, 2019, and 2018, respectively, and $184,000 and $172,000 for the six months ended June 30, 2019 and 2018, respectively.

Note 7 — Earnings Per Share

Earnings per share (“EPS”) is calculated on both a basic and a diluted basis. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings, excluding common shares in treasury. For diluted EPS, weighted-average number of common shares includes the impact of unvested restricted stock under the treasury method.

Unvested restricted stock containing rights to non-forfeitable dividends are considered participating securities prior to vesting and have been included in the earnings allocation in computing basic and diluted EPS under the two-class method.

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic EPS	(dollars in thousands, except per share amounts)
Net income	$2,656	$15,548	$17,328	$30,403
Less: income allocated to unvested restricted stock	16	96	99	185
Income allocated to common shares	$2,640	$15,452	$17,229	$30,218
Weighted-average shares for basic EPS	30,685,301	32,189,096	30,688,698	32,167,111
Basic EPS	$0.09	$0.48	$0.56	$0.94

Effect of dilutive securities-options and unvested restricted stock	42,380	147,679	40,322	149,537

Diluted EPS
Income allocated to common shares	2,640	15,452	17,229	30,218
Weighted-average shares for diluted EPS	30,727,681	32,336,775	30,729,020	32,316,648
Diluted EPS	$0.09	$0.48	$0.56	$0.94

(1)	Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

There were no anti-dilutive options and shares of unvested restricted stock outstanding for the three and six months ended June 30, 2019 or 2018.

Note 8 – Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income for the three months ended June 30, 2019 and 2018 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Tax (Expense) Benefit	Total
	(in thousands)
June 30, 2019
Balance at beginning of period	$(2,642)	$760	$(1,882)
Other comprehensive loss before reclassification	6,548	(1,721)	4,827
Reclassification from accumulated other comprehensive income	(570)	—	(570)
Period change	5,978	(1,721)	4,257
Balance at end of period	$3,336	$(961)	$2,375

June 30, 2018
Balance at beginning of period	$(11,523)	$3,316	$(8,207)
Other comprehensive loss before reclassification	(1,502)	452	(1,050)
Reclassification from accumulated other comprehensive income	(67)	—	(67)
Period change	(1,569)	452	(1,117)
Balance at end of period	$(13,092)	$3,768	$(9,324)

For the three months ended June 30, 2019, there was a $570,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $570,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized gains of $792,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period.

For the three months ended June 30, 2018, there was a $67,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $67,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized loss of $95,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period.

Activity in accumulated other comprehensive income for the six months ended June 30, 2019 and 2018 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Tax Benefit (Expense)	Total
	(in thousands)
June 30, 2019
Balance at beginning of period	$(8,536)	$2,457	$(6,079)
Other comprehensive loss before reclassification	13,167	(3,418)	9,749
Reclassification from accumulated other comprehensive income	(1,295)	—	(1,295)
Period change	11,872	(3,418)	8,454
Balance at end of period	$3,336	$(961)	$2,375

June 30, 2018
Balance at beginning of period	$(3,188)	$1,319	$(1,869)
Other comprehensive loss before reclassification	(10,366)	2,995	(7,371)
Reclassification from accumulated other comprehensive income	(67)	—	(67)
Adjustment to accumulated other comprehensive income related to adoption of ASU 2016-01 and 2018-02 (see Notes 2 and 5)	529	(546)	(17)
Period change	(9,904)	2,449	(7,455)
Balance at end of period	$(13,092)	$3,768	$(9,324)

For the six months ended June 30, 2019, there was a $1.3 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $1.3 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized gains of $586,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period.

For the six months ended June 30, 2018, there was a $361,000 reclassification from accumulated other comprehensive loss to reduction in earnings resulting from the sale of available-for-sale securities. The $361,000 reclassification adjustment out of accumulated other comprehensive income was included in net loss on sales of securities under noninterest income. Net unrealized gains of $95,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period.

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

At June 30, 2019, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5% became effective on January 1, 2019, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 6.62% and 6.19% and the Company's capital conservation buffer was 5.83% and 5.74% as of June 30, 2019 and December 31, 2018, respectively.

The capital ratios of Hanmi Financial and the Bank as of June 30, 2019 and December 31, 2018 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2019
Total capital (to risk-weighted assets):
Hanmi Financial	$707,761	14.99%	$377,747	8.00%	N/A	N/A
Hanmi Bank	$689,016	14.62%	$377,000	8.00%	$471,250	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$558,801	11.83%	$283,311	6.00%	N/A	N/A
Hanmi Bank	$638,296	13.54%	$282,750	6.00%	$377,000	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$538,954	11.41%	$212,483	4.50%	N/A	N/A
Hanmi Bank	$638,296	13.54%	$212,063	4.50%	$306,313	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$558,801	10.20%	$219,059	4.00%	N/A	N/A
Hanmi Bank	$638,296	11.67%	$218,867	4.00%	$273,584	5.00%

December 31, 2018
Total capital (to risk-weighted assets):
Hanmi Financial	$682,398	14.54%	$375,449	8.00%	N/A	N/A
Hanmi Bank	$664,195	14.19%	$374,538	8.00%	$468,173	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$550,839	11.74%	$281,587	6.00%	N/A	N/A
Hanmi Bank	$630,782	13.47%	$280,904	6.00%	$374,538	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$531,177	11.32%	$211,190	4.50%	N/A	N/A
Hanmi Bank	$630,782	13.47%	$210,678	4.50%	$304,312	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$550,839	10.18%	$216,526	4.00%	N/A	N/A
Hanmi Bank	$630,782	11.67%	$216,265	4.00%	$270,331	5.00%

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

Loans held for sale - Loans held for sale are all SBA loans and carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At June 30, 2019 and December 31, 2018, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2019 and December 31, 2018, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(in thousands)
June 30, 2019
Assets:
Securities available for sale:
U.S. Treasury securities	$50,062	$—	$—	$50,062
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	402,984	—	402,984
Collateralized mortgage obligations	—	167,813	—	167,813
Debt securities	—	19,136	—	19,136
Total U.S. government agency and sponsored agency obligations	—	589,933	—	589,933
Municipal bonds-tax exempt	—	—	—	—
Total securities available for sale	$50,062	$589,933	$—	$639,995

December 31, 2018
Assets:
Securities available for sale:
U.S. Treasury securities	$39,830	$—	$—	$39,830
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	295,034	—	295,034
Collateralized mortgage obligations	—	122,292	—	122,292
Debt securities	—	7,402	—	7,402
Total U.S. government agency and sponsored agency obligations	—	424,728	—	424,728
Municipal bonds-tax exempt	—	110,350	—	110,350
Total securities available for sale	$39,830	$535,078	$—	$574,908

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of June 30, 2019 and December 31, 2018, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Six Months Ended June 30, 2019
	(in thousands)
June 30, 2019
Assets:
Impaired loans (1)	$—	$—	$26,727	$17,470
OREO	—	—	507	—

December 31, 2018
Assets:
Impaired loans (2)	$—	$3,253	$1,957	$1,184
OREO	—	663	—	—

(1)	Consist of real estate loans of $13.6 million and commercial and industrial loans of $13.1 million.

(2)	Consist of real estate loans of $3.5 million, commercial and industrial loans of $1.7 million.

The fair value of the Level 3 impaired loans at June 30, 2019 were determined utilizing the fair value measurement methodology for assets measured on a non-recurring basis. The impaired loans at June 30, 2019 consisted of seven commercial real estate loans with a fair value of $13.6 million and seven commercial and industrial loans with a fair value of $13.1 million. The fair value of collateral dependent loans are determined on a non-recurring basis using either the sales comparison approach or the income approach by obtaining third party appraisals.

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

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). This standard, among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we have concluded that the carrying amounts approximate fair value, the fair value estimates shown below are based on an exit price notion as of June 30, 2019, as required by ASU 2016-01. The financial instruments for which we have concluded that the carrying amounts approximate fair value include, cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits. The fair values of off-balance sheet items are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.

The estimated fair values of financial instruments were as follows:

	June 30, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$130,851	$130,851	$—	$—
Securities available for sale	639,995	50,062	589,933	—
Loans held for sale	6,029	—	6,444	—
Loans and leases receivable, net of allowance for loan and lease losses	4,506,416	—	—	4,521,491
Accrued interest receivable	12,946	12,946	—	—
Financial liabilities:
Noninterest-bearing deposits	1,312,577	—	1,312,577	—
Interest-bearing deposits	3,449,491	—	—	3,460,753
Subordinated debentures	118,087	—	119,798	—
Accrued interest payable	11,438	11,438	—	—

	December 31, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$155,376	$155,376	$—	$—
Securities available for sale	574,908	39,830	535,078	—
Loans held for sale	9,390	—	9,905	—
Loans and leases receivable, net of allowance for loan and lease losses	4,568,566	—	—	4,518,716
Accrued interest receivable	13,331	13,331	—	—
Financial liabilities:
Noninterest-bearing deposits	1,284,530	—	1,284,530	—
Interest-bearing deposits	3,462,705	—	—	3,458,523
Borrowings and subordinated debentures	172,808	—	98,020	54,939
Accrued interest payable	11,379	11,379	—	—

Note 11 — Share-Based Compensation

Share-Based Compensation Expense

For the three months ended June 30, 2019 and 2018, share-based compensation expenses were $660,000 and $930,000, respectively, and net tax benefits recognized from stock option and restricted stock awards were $198,000 and $262,000, respectively. For the six months ended June 30, 2019 and 2018, share-based compensation expenses were $1.4 million and $1.8 million, respectively, and net tax benefits recognized from stock option and restricted stock awards were $411,000 and $512,000, respectively. Excess tax benefits (incremental tax charges) relating to the Company's vested or exercised share-based compensation are recognized as income tax expense in the consolidated statement of income.

Unrecognized Share-Based Compensation Expense

As of June 30, 2019, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)
Restricted stock awards	$5,809	2.2 years

There was no unrecognized share-based compensation expense for stock options at June 30, 2019.

Stock Option Awards

The table below provides stock option information for the three months ended June 30, 2019:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
				(in thousands)
Options outstanding at beginning of period	337,688	$17.53	4.6 years	$1,356	(1)
Options exercised	(1,250)	$10.80	0.0 years	—
Options outstanding at end of period	336,438	$17.55	4.4 years	$1,162	(2)

Options exercisable at end of period	336,438	$17.55	4.4 years	$1,162	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $21.27 as of March 31, 2019, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $22.27 as of June 30, 2019, over the exercise price, multiplied by the number of options.

There were 1,250 stock options exercised during the three months ended June 30, 2019 and no stock options exercised during the three months ended June, 2018.

The table below provides stock option information for the six months ended June 30, 2019:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
				(in thousands)
Options outstanding at beginning of period	338,338	$17.52	4.6 years	$1,356	(1)
Options exercised	(1,900)	$11.40	1.0 year	18
Options outstanding at end of period	336,438	$17.55	4.4 years	$1,162	(2)

Options exercisable at end of period	336,438	$17.55	4.4 years	$1,162	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $19.70 as of December 31, 2018, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $22.27 as of June 30, 2019, over the exercise price, multiplied by the number of options.

There were 1,900 and 25,750 stock options exercised during the six months ended June 30, 2019 and 2018.

Restricted Stock Awards

Restricted stock awards under the outstanding equity plans become fully vested after a certain number of years or after certain performance criteria are met. Hanmi Financial becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Restricted shares are forfeited if officers and employees terminate employment prior to the lapsing of restrictions or if performance criteria are not met. Forfeitures of restricted stock are treated as canceled shares.

The table below provides information for restricted stock awards for the period indicated:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	186,294	$22.31	304,595	$21.98
Restricted stock granted	150,025	$22.20	151,695	22.18
Restricted stock vested	(16,789)	$28.50	(85,959)	28.09
Restricted stock forfeited	(33,331)	$10.91	(84,132)	11.56
Restricted stock at end of period	286,199	$23.19	286,199	23.19

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

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	June 30, 2019	December 31, 2018
	(in thousands)
Commitments to extend credit	$311,129	$325,100
Standby letters of credit	32,663	32,500
Commercial letters of credit	9,930	13,848
Total undisbursed loan commitments	$353,722	$371,448

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$1,100	$1,323	$1,439	$1,296
Provision (income)	233	34	(106)	61
Balance at end of period	$1,333	$1,357	$1,333	$1,357

Note 13 — Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as of January 1, 2018. ASU 2014-09 established a principles-based approach to recognizing revenue that applies to all contracts other than those covered by other authoritative U.S. GAAP guidance. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows are also required. The standard’s core principle is that a company shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally are required to use more judgment and make more estimates than under prior guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.
Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under GAAP, the new guidance did not have an impact on revenue most closely associated with our financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including revenue streams associated with our noninterest income. Based on this assessment, the Company concluded that ASU 2014-09 did not change the method in which the Company currently recognizes revenue for these revenue streams.
The Company's noninterest income primarily includes service charges on deposit accounts, trade finance and other service charges and fees, servicing income, bank-owned life insurance income and gains or losses on sale of SBA loans and securities. Based on our assessment of revenue streams related to the Company's noninterest income, we concluded that the Company's performance obligations for such revenue streams are typically satisfied as services are rendered. If applicable, the Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers and records contract assets when services are provided to customers before payment is received or before payment is due. The Company’s noninterest revenue streams are largely based on transactional activities and since the Company generally receives payments for its services during the period or at the time services are provided, there are no contract asset or receivable balances as of June 30, 2019. Consideration is often received immediately or shortly after the Company satisfies its performance obligations and revenue is recognized.
The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross versus net) and concluded that our Consolidated Statements of Income do not include any revenue streams that are impacted by such gross versus net provisions of the new standard. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no impact upon adoption of this new standard, a cumulative effect adjustment to opening retained earnings was not necessary.

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

In determining whether a contract contained a lease, we determined whether an arrangement was or included a lease at contract inception. Operating lease right-of-use asset and liability were recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. The opening balance for both our right-of-use asset and lease liability were $40.9 million as of the adoption date of January 1, 2019 and the outstanding balances were $40.0 million and $40.4 million, respectively, as of June 30, 2019.

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

The following table presents the Company's right-of-use asset and lease liability for the period indicated:

June 30, 2019
(in thousands)
Assets
Total right-of-use assets - Operating leases	$39,978

Liabilities
Total lease liabilities - Operating leases	$40,378

The Company's right-of-use asset is included in prepaid expenses and other assets and our lease liability is included in accrued expenses and other liabilities in the accompanying consolidated balance sheet.

The following table presents the Company's lease costs for the periods indicated:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands)
Operating lease cost (1)	$1,940	$3,865
Sublease income (2)	(33)	(66)
Net lease cost	$1,907	$3,799

(1)	Includes short-term leases and variable lease costs, which are recorded in rent expense.

(2)	Includes rental income from leased properties, which are included as contra-expense in rent expense.

The following table presents the Company's remaining lease liability by maturity as of June 30, 2019:

Operating Leases
(in thousands)

2019	$3,802
2020	6,392
2021	5,129
2022	4,843
2023	4,735
Thereafter	21,726
46,627
Interest	(6,249)
Present value of lease liability	$40,378

Weighted average remaining leases terms for the Company's operating leases were 8.72 years as of June 30, 2019. Weighted average discount rates used for the Company's operating leases was 3.23 percent as of June 30, 2019. Net lease expense recognized for the three and six months ended June 30, 2019 was $1.9 million and $3.8 million, respectively. The Company chose the practical expedients and reviewed the lease and non-lease components for any impairment or otherwise, subsequently determining that no cumulative-effect adjustment to equity was necessary as part of implementing the modified retrospective approach for its adoption of ASC 842.

Cash paid, and included in cash flows from operating activities, for amounts included in the measurement of the lease liability for the Company's operating leases for the three and six months ended June 30, 2019 was $1.7 million and $3.4 million, respectively.

Note 15 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. Other than as disclosed above, there have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q for the period ended June 30, 2019, or would be required to be recognized in the unaudited consolidated financial statements as of June 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three and six months ended June 30, 2019. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended June 30, 2019 (this “Report”).

Forward-Looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report other than statements of historical fact are “forward–looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs, plans and objectives of management for future operations, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, strategies, outlook, needs, plans, objectives or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi Bank; our ability to remediate any material weakness in our internal controls over financial reporting; general economic and business conditions internationally, nationally and in those areas in which we operate; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital from private and government sources; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread; risks of natural disasters; a failure in or breach of our operational or security systems or infrastructure, including cyber attacks; the failure to maintain current technologies; inability to successfully implement future information technology enhancements; difficult business and economic conditions that can adversely affect our industry and business, including competition and lack of soundness of other financial institutions, fraudulent activity and negative publicity; risks associated with Small Business Administration loans; failure to attract or retain key employees; our ability to access cost-effective funding; fluctuations in real estate values; changes in accounting policies and practices; the imposition of tariffs or other domestic or international governmental policies impacting the value of the products of our borrowers; changes in governmental regulation, including, but not limited to, any increase in Federal Deposit Insurance Corporation insurance premiums; ability of Hanmi Bank to make distributions to Hanmi Financial Corporation, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial tests; ability to identify a suitable strategic partner or to consummate a strategic transaction; adequacy of our allowance for loan and lease losses; credit quality and the effect of credit quality on our provision for loan and lease losses and allowance for loan and lease losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; changes in securities markets; and risks as it relates to cyber security against our information technology infrastructure and those of our third party providers and vendors. For additional information concerning risks we face, see “Item 1A. Risk Factors” in Part I of the 2018 Annual Report on Form 10-K. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

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

Selected Financial Data

The following table sets forth certain selected financial data for the periods indicated:

	As of or for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share data)
Summary balance sheets:
Cash and due from banks	$130,851	$136,474	$130,851	$136,474
Securities	639,995	565,529	639,995	565,529
Loans and leases receivable, net (1)	4,506,416	4,510,308	4,506,416	4,510,308
Assets	5,511,752	5,415,202	5,511,752	5,415,202
Deposits	4,762,068	4,426,535	4,762,068	4,426,535
Liabilities	4,947,294	4,843,495	4,947,294	4,843,495
Stockholders’ equity	564,458	571,707	564,458	571,707
Tangible equity	552,430	559,344	552,430	559,344
Average loans and leases receivable (2)	4,491,377	4,414,217	4,512,134	4,362,876
Average securities	629,062	591,493	609,414	590,123
Average assets	5,499,649	5,318,703	5,467,208	5,266,538
Average deposits	4,746,777	4,383,557	4,731,585	4,350,773
Average stockholders’ equity	568,753	576,973	563,411	571,453

Per share data:
Earnings per share – basic	$0.09	$0.48	$0.56	$0.94
Earnings per share – diluted	$0.09	$0.48	$0.56	$0.94
Book value per share (3)	$18.22	$17.58	$18.22	$17.58
Tangible book value per share (4)	$17.83	$17.20	$17.83	$17.20
Cash dividends per share	$0.24	$0.24	$0.48	$0.48
Common shares outstanding	30,975,163	32,513,518	30,975,163	32,513,518

Performance ratios:
Return on average assets (5) (13)	0.19%	1.17%	0.64%	1.16%
Return on average stockholders’ equity (6) (13)	1.87%	10.81%	6.20%	10.73%
Net interest margin (7)	3.30%	3.60%	3.41%	3.65%
Efficiency ratio (8)	59.43%	57.80%	58.13%	58.08%
Dividend payout ratio (9)	266.67%	50.00%	85.71%	51.06%
Average stockholders’ equity to average assets	10.34%	10.85%	10.31%	10.85%
Tangible common equity to tangible assets (10)	10.04%	10.35%	10.04%	10.35%

Asset quality ratios:
Nonperforming loans & leases to loans and leases, net (11)	1.40%	0.35%	1.40%	0.35%
Nonperforming assets to assets (12)	1.15%	0.30%	1.15%	0.30%
Net loan and lease (charge-offs) recoveries to average loans and leases	(0.02)%	0.01%	(0.02)%	—%
Allowance for loan lease losses to loans and leases	1.08%	0.70%	1.08%	0.70%
Allowance for loan and lease losses to nonperforming loans and leases	78.35%	201.33%	78.35%	201.33%

	As of or for the
	Three Months Ended June 30,		Six Months Ended June 30,
Capital ratios:	2019	2018	2019	2018
Total risk-based capital:
Hanmi Financial	14.99%	15.17%	14.99%	15.17%
Hanmi Bank	14.62%	14.86%	14.62%	14.86%
Tier 1 risk-based capital:
Hanmi Financial	11.83%	12.35%	11.83%	12.35%
Hanmi Bank	13.54%	14.15%	13.54%	14.15%
Common equity Tier 1 capital:
Hanmi Financial	11.41%	11.93%	11.41%	11.93%
Hanmi Bank	13.54%	14.15%	13.54%	14.15%
Tier 1 leverage:
Hanmi Financial	10.20%	10.83%	10.20%	10.83%
Hanmi Bank	11.67%	12.42%	11.67%	12.42%

(1)	Excludes loans held for sale and net of allowance for loan and lease losses.

(2)	Includes loans held for sale and before allowance for loan and lease losses.

(3)	Stockholders’ equity divided by shares of common stock outstanding.

(4)	Tangible equity divided by common shares outstanding. Tangible equity is a Non-GAAP financial measure, as discussed in the following section.

(5)	Net income divided by average assets.

(6)	Net income divided by average stockholders’ equity.

(7)	Net interest income divided by average interest-earning assets. Computed on a tax-equivalent basis using the statutory federal tax rate.

(8)	Noninterest expense divided by the sum of net interest income and noninterest income.

(9)	Dividends declared per share divided by basic earnings per share.

(10)	Tangible common equity divided by tangible assets. Tangible equity and tangible assets are Non-GAAP financial measures, as discussed in the following section.

(11)	Nonperforming loans and leases, excluding loans held for sale, consist of nonaccrual loans and leases, and loans and leases past due 90 days or more still accruing interest.

(12)	Nonperforming assets consist of nonperforming loans and leases and real estate owned.

(13)	Calculation based on annualized net income.

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

Management believes the presentation of these financial measures excluding the impact of the items described in the preceding paragraph provide useful supplemental information that are essential to a proper understanding of the capital strength of Hanmi Financial. These disclosures should not be viewed as a substitution for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Tangible Assets, Tangible Stockholders’ Equity and Tangible Book Value Per Share

The following table reconciles these non-GAAP performance measures to the most comparable GAAP performance measures as of the dates indicated:

	June 30,
	2019	2018
	(in thousands, except per share data)
Total assets	$5,511,752	$5,415,202
Less goodwill	(11,031)	(11,031)
Less other intangible assets	(997)	(1,332)
Tangible assets	$5,499,724	$5,402,839

Total stockholders’ equity (1)	$564,458	$571,707
Less goodwill	(11,031)	(11,031)
Less other intangible assets	(997)	(1,332)
Tangible stockholders' equity (1)	$552,430	$559,344

Stockholders' equity to assets	10.24%	10.56%
Tangible common equity to tangible assets (1)	10.04%	10.35%
Common shares outstanding	30,975,163	32,513,518

Book value per share	$18.22	$17.58
Effect of goodwill	(0.36)	(0.34)
Effect of other intangible assets	(0.03)	(0.04)
Tangible book value per share	$17.83	$17.20

(1) There were no preferred shares outstanding at the periods indicated.

Executive Overview

Net income was $2.7 million, or $0.09 per diluted share, for the three months ended June 30, 2019 compared with $15.5 million, or $0.48 per diluted share, for the same period a year ago. For the six months ended June 30, 2019 and 2018, net income was $17.3 million, or $0.56 per diluted share, and $30.4 million, or $0.94 per diluted share, respectively. The decline in net income for the quarter and year-to-date periods reflects primarily the increase in the provision for loan and lease losses arising during the three months ended June 30, 2019 from a $15.7 million specific allowance relating to a $40.7 million loan relationship comprised of a $27.9 million land loan and a $12.8 million business loan.
The Bank, as part of its credit administration practices, evaluated the project status of the land loan, considered the approaching December 2019 contractual maturities of both loans and the timeliness of certain liquidity events for the guarantor of both loans during the 2019 second quarter. As a result, although both loans were current, the Bank placed the entire loan relationship on nonaccrual status. After evaluating the recent appraisals for the real and personal property securing the loans, the liquidity and personal guarantee of the borrower, and the appropriate accounting and regulatory guidance, the Bank established an aggregate specific allowance of $15.7 million.
Other financial highlights include the following:
Loans and leases receivable, before the allowance for loan and lease losses, were $4.56 billion at June 30, 2019 compared with $4.60 billion at December 31, 2018.
Deposits were $4.76 billion at June 30, 2019 compared with $4.75 billion at December 31, 2018.
Return on average assets for the three months ended June 30, 2019 and 2018 was 0.19% and 1.17%, respectively, while the return on average stockholders’ equity was 1.87% and 10.81% for the same respective periods.
Return on average assets for the six months ended June 30, 2019 and 2018 was 0.64% and 1.16%, respectively, while the return on average stockholders’ equity was 6.20% and 10.73% for the same respective periods.

Tangible book value per share was $17.83 at June 30, 2019 compared with $17.47 at December 31, 2018; tangible stockholders’ equity to tangible assets was 10.04% at June 30, 2019 compared with 9.84% at December 31, 2018.
The Bank continues to be well-capitalized at June 30, 2019 with a Total risk-based capital ratio of 14.62%, a Tier-1 risk-based capital ratio of 13.54%, a Common equity Tier 1 capital ratio of 13.54% and a Tier 1 leverage ratio of 11.67%.

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

	Three Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases receivable (1)	$4,491,377	$56,872	5.08%	$4,414,217	$53,708	4.88%
Securities (2)	629,062	3,774	2.40%	591,493	3,384	2.29%
FHLB stock	16,385	283	6.93%	16,385	283	6.93%
Interest-bearing deposits in other banks	92,753	557	2.41%	28,831	133	1.85%
Total interest-earning assets	5,229,577	61,486	4.72%	5,050,926	57,508	4.57%
Noninterest-earning assets:
Cash and due from banks	100,916			124,371
Allowance for loan and lease losses	(34,714)			(31,871)
Other assets	203,870			175,277
Total assets	$5,499,649			$5,318,703
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$83,932	$32	0.15%	$92,552	$18	0.08%
Money market and savings	1,541,976	6,083	1.58%	1,412,118	3,546	1.01%
Time	1,863,685	10,613	2.28%	1,553,692	5,901	1.52%
Total interest-bearing deposits	3,489,593	16,728	1.92%	3,058,362	9,465	1.24%
Borrowings	59	—	—%	214,066	1,015	1.90%
Subordinated debentures	118,007	1,764	5.96%	117,456	1,728	5.87%
Total interest-bearing liabilities	3,607,659	18,492	2.06%	3,389,884	12,208	1.44%
Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,257,184			1,325,195
Other liabilities	66,053			26,651
Stockholders’ equity	568,753			576,973
Total liabilities and stockholders’ equity	$5,499,649			$5,318,703
Net interest income (taxable equivalent)		$42,994			$45,300
Cost of deposits (3)			1.41%			0.87%
Net interest spread (taxable equivalent basis) (4)			2.66%			3.13%
Net interest margin (taxable equivalent basis) (5)			3.30%			3.60%

(1)	Loans and leases receivable include loans held for sale and exclude the allowance for loan and lease losses. Nonaccrual loans and leases are included in the average loan and lease balance.

(2)	Amounts calculated on a fully taxable equivalent basis using the federal tax rate in effect for the periods presented.

(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended
	June 30, 2019 vs. June 30, 2018
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans and leases receivable	$950	$2,214	$3,164
Securities	222	168	390
FHLB stock	—	—	—
Interest-bearing deposits in other banks	373	51	424
Total interest and dividend income (taxable equivalent)	$1,545	$2,433	$3,978
Interest expense:
Demand: interest-bearing	$(2)	$16	$14
Money market and savings	354	2,183	2,537
Time	1,339	3,373	4,712
Borrowings	(507)	(508)	(1,015)
Subordinated debentures	8	28	36
Total interest expense	$1,192	$5,092	$6,284
Change in net interest income (taxable equivalent)	$353	$(2,659)	$(2,306)

Interest and dividend income, on a taxable equivalent basis, increased $4.0 million, or 6.9 percent, to $61.5 million for the three months ended June 30, 2019 from $57.5 million for the same period in 2018. Interest expense increased $6.3 million, or 51.5 percent, to $18.5 million for the three months ended June 30, 2019 from $12.2 million for the same period in 2018. For the three months ended June 30, 2019 and 2018, net interest income, on a taxable equivalent basis, was $43.0 million and $45.3 million, respectively. Net interest income decreased during the three months ended June 30, 2019 compared with the same period in 2018 mainly due to increases in rates paid on deposits and an increase in the average balance of time deposits partially offset by an increase in the yield on loans and leases receivable and a decrease in the average balance and rate paid on borrowings. The net interest spread and net interest margin, on a taxable equivalent basis, for the three months ended June 30, 2019 were 2.66 percent and 3.30 percent, respectively, compared with 3.13 percent and 3.60 percent, respectively, for the same period in 2018.

The average balance of interest-earning assets increased $178.6 million, or 3.5 percent, to $5.23 billion for the three months ended June 30, 2019 from $5.05 billion for the same period in 2018. The increase in interest earning assets was due mainly to the increase in loans and leases receivable. The average balance of loans and leases increased $77.2 million, or 1.7 percent, to $4.49 billion for the three months ended June 30, 2019 from $4.41 billion for the same period in 2018. The average balance of interest-bearing liabilities increased $217.7 million, or 6.4 percent, to $3.61 billion for the three months ended June 30, 2019, compared with $3.39 billion for the same period in 2018. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase in the average balance of time deposits of $309.9 million and money market and savings deposits of $129.9 million, mainly offset by a decrease in the average balance of borrowings of $214.0 million in the second quarter of 2019 compared with the same period in 2018.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 15 basis points to 4.72 percent for the three months ended June 30, 2019 from 4.57 percent for the same period in 2018, primarily due to the increase in the general level of interest rates and the mix of interest-earning assets. The average cost of interest-bearing liabilities increased by 62 basis points to 2.06 percent for the three months ended June 30, 2019 from 1.44 percent for the same period in 2018, mainly due to higher market interest rates and a larger percentage of higher-costing time deposits in the deposit portfolio.

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

	Six Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases receivable (1)	$4,512,134	$115,206	5.15%	$4,362,876	$105,283	4.87%
Securities (2)	609,414	7,371	2.42%	590,123	6,678	2.26%
FHLB stock	16,385	572	7.04%	16,385	572	7.04%
Interest-bearing deposits in other banks	72,997	892	2.46%	30,606	247	1.63%
Total interest-earning assets	5,210,930	124,041	4.80%	4,999,990	112,780	4.55%
Noninterest-earning assets:
Cash and due from banks	104,932			123,480
Allowance for loan and lease losses	(33,356)			(32,177)
Other assets	184,702			175,245
Total assets	$5,467,208			$5,266,538
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$84,608	$61	0.15%	$91,968	$36	0.08%
Money market and savings	1,534,385	11,760	1.55%	1,445,272	6,872	0.96%
Time	1,858,155	20,589	2.23%	1,497,349	10,342	1.39%
Total interest-bearing deposits	3,477,148	32,410	1.88%	3,034,589	17,250	1.15%
Borrowings	5,306	72	2.74%	196,630	1,694	1.74%
Subordinated debentures	117,935	3,536	5.99%	117,390	3,421	5.82%
Total interest-bearing liabilities	3,600,389	36,018	2.02%	3,348,609	22,365	1.35%
Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,254,437			1,316,184
Other liabilities	48,971			30,292
Stockholders’ equity	563,411			571,453
Total liabilities and stockholders’ equity	$5,467,208			$5,266,538
Net interest income (taxable equivalent)		$88,023			$90,415
Cost of deposits (3)			1.38%			0.80%
Net interest spread (taxable equivalent basis) (4)			2.78%			3.20%
Net interest margin (taxable equivalent basis) (5)			3.41%			3.65%

(1)	Loans and leases receivable include loans held for sale and exclude the allowance for loan and lease losses. Nonaccrual loans and leases are included in the average loan and lease balance.

(2)	Amounts calculated on a fully taxable equivalent basis using the federal tax rate in effect for the periods presented.

(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Six Months Ended
	June 30, 2019 vs. June 30, 2018
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans and leases receivable	$3,712	$6,211	$9,923
Securities	220	473	693
FHLB stock	—	—	—
Interest-bearing deposits in other banks	471	174	645
Total interest and dividend income (taxable equivalent)	$4,403	$6,858	$11,261
Interest expense:
Demand: interest-bearing	$(3)	$28	$25
Money market and savings	449	4,439	4,888
Time	2,910	7,337	10,247
Borrowings	(2,244)	622	(1,622)
Subordinated debentures	16	99	115
Total interest expense	$1,128	$12,525	$13,653
Change in net interest income (taxable equivalent)	$3,275	$(5,667)	$(2,392)

Interest and dividend income, on a taxable equivalent basis, increased $11.3 million, or 10.0 percent, to $124.0 million for the six months ended June 30, 2019 from $112.8 million for the same period in 2018. Interest expense increased $13.7 million, or 61 percent, to $36.0 million for the six months ended June 30, 2019 from $22.4 million for the same period in 2018. For the six months ended June 30, 2019 and 2018, net interest income, on a taxable equivalent basis, was $88.0 million and $90.4 million, respectively. The decrease in net interest income was primarily attributable to the 73 basis point increase in the average rate on interest-bearing deposits, partially offset by the increase in the average balance of and yield earned on loans and leases receivable and a decrease in the average balance of borrowings. The net interest spread and net interest margin, on a taxable equivalent basis, for the six months ended June 30, 2019 were 2.78 percent and 3.41 percent, respectively, compared with 3.20 percent and 3.65 percent, respectively, for the same period in 2018.

The average balance of interest-earning assets increased $210.9 million, or 4.2 percent, to $5.21 billion for the six months ended June 30, 2019 from $5.00 billion for the same period in 2018. The increase in interest-earning assets resulted primarily from an increase in loans and leases receivable. The average balance of loans and leases increased $149.3 million, or 3.4 percent, to $4.51 billion for the six months ended June 30, 2019 from $4.36 billion for the same period in 2018. The average balance of interest-bearing liabilities increased $251.8 million, or 7.5 percent, to $3.60 billion for the six months ended June 30, 2019, compared with $3.35 billion for the same period in 2018. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase in the average balance of time deposits of $360.8 million and money market and savings deposits of $89.1 million, mainly offset by a decrease in the average balance of borrowings of $191.3 million in the first half of 2019 compared with the same period in 2018.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 25 basis points to 4.80 percent for the six months ended June 30, 2019 from 4.55 percent for the same period in 2018, primarily due to the increase in the general level of interest rates and the mix of interest-earning assets. The average cost of interest-bearing liabilities increased by 67 basis points to 2.02 percent for the six months ended June 30, 2019 from 1.35 percent for the same period in 2018, mainly due to higher market interest rates and a larger percentage of higher-costing time deposits in the deposit portfolio.

Provision for Loan and Lease Losses

In anticipation of credit risks inherent in our lending business, we maintain an allowance for loan and lease losses through charges to earnings. These charges are made not only for our outstanding loan and lease portfolio, but also for off-

balance sheet items, such as commitments to extend credit, or letters of credit. The provisions, whether a charge or a credit, made for our outstanding loan and lease portfolio are recorded to the allowance for loan and lease losses, whereas charges or credits to other noninterest expense for off-balance sheet items are recorded to the allowance for off-balance sheet items, and are presented as a component of other liabilities.

The provision for loan and lease losses was $16.7 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, the provision for loan and lease losses was $17.8 and $0.7 million, respectively. The increase in the provision for loan and lease losses results principally from a $15.7 million specific allowance relating to a $40.7 million loan relationship added to nonaccrual loans in the 2019 second quarter.
The provision for off-balance sheet items was $233,000 and $34,000 for the three months ended June 30, 2019 and 2018 respectively. For the six months ended June 30, 2019, the credit for off-balance sheet items was $106,000, while for the six months ended June 30, 2018, the provision for off-balance sheet items was $61,000. The charge or credit for off-balance sheet items principally reflects the increase or decrease in outstanding off-balance sheet items at each period end.
See also “Allowance for Loan and Lease Losses and Allowance for Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$2,486	$2,328	$158	6.8%
Trade finance and other service charges and fees	1,204	1,149	55	4.8%
Other operating income	2,409	993	1,416	142.6%
Subtotal service charges, fees and other income	6,099	4,470	1,629	36.4%
Gain on sale of SBA loans	1,060	1,408	(348)	(24.7)%
Net gain on sales of securities	570	67	503	750.7%
Total noninterest income	$7,729	$5,945	$1,784	30.0%

For the three months ended June 30, 2019, noninterest income was $7.7 million, an increase of $1.8 million, or 30.0 percent, compared with $5.9 million for the same period in 2018. The increase was primarily attributable to an increase of $1.4 million, or 142.6 percent, in other operating income and an increase of $503,000, or 750.7 percent, in net gain on sale of securities, mainly offset by a $348,000 decrease in gain on sale of SBA loans reflecting higher trade premiums offset by lower volume. We sold all of the remaining tax exempt municipal bonds during the three months ended June 30, 2019. The increase in other operating income was the result of a gain on sale of fixed assets in the second quarter of 2019.

The following table sets forth the various components of noninterest income for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$4,844	$4,839	$5	0.1%
Trade finance and other service charges and fees	2,328	2,322	6	0.3%
Other operating income	3,530	2,350	1,180	50.2%
Subtotal service charges, fees and other income	10,702	9,511	1,191	12.5%
Gain on sale of SBA loans	1,986	2,856	(870)	(30.5)%
Net gain (loss) on sales of securities	1,295	(361)	1,656	458.7%
Total noninterest income	$13,983	$12,006	$1,977	16.5%

For the six months ended June 30, 2019, noninterest income was $14.0 million, an increase of $2.0 million, or 16.5 percent, compared with $12.0 million for the same period in 2018. The increase was primarily attributable to an increase of $1.2 million, or 50.2 percent, in other operating income and an increase of $1.7 million, or 458.7 percent, in net gain on sale of securities, mainly offset by a $870,000 decrease in gain on sale of SBA loans reflecting higher trade premiums offset by lower volume. During the six months ended June 30, 2019, we sold tax exempt municipal bonds. The increase in other operating income was the result of a gain on sale of fixed assets in the second quarter of 2019 relating to a vacant building owned in Southern California.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$16,881	$17,453	$(572)	(3.3)%
Occupancy and equipment	3,468	4,082	(614)	(15.0)%
Data processing	2,140	1,554	586	37.7%
Professional fees	1,983	1,214	769	63.3%
Supplies and communications	649	693	(44)	(6.3)%
Advertising and promotion	945	1,034	(89)	(8.6)%
Other operating expenses	4,078	3,480	598	17.2%
Total noninterest expense	$30,144	$29,510	$634	2.1%

For the three months ended June 30, 2019, noninterest expense was $30.1 million, an increase of $634,000, or 2.1 percent, compared with $29.5 million for the same period in 2018. The increase was due primarily to an increase in data processing, professional fees and other operating expenses partially offset by a decrease in salaries and employee benefits and occupancy and equipment expense.

The following table sets forth the components of noninterest expense for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$32,619	$36,155	$(3,536)	(9.8)%
Occupancy and equipment	7,989	8,154	(165)	(2.0)%
Data processing	4,223	3,231	992	30.7%
Professional fees	3,632	2,583	1,049	40.6%
Supplies and communications	1,493	1,401	92	6.6%
Advertising and promotion	1,705	1,911	(206)	(10.8)%
Other operating expenses	7,549	5,833	1,716	29.4%
Total noninterest expense	$59,210	$59,268	$(58)	(0.1)%

For the six months ended June 30, 2019, noninterest expense remained relatively unchanged compared with the same period in 2018. The decrease in salaries and employee benefits, mainly due to the closing of branches and other employee cost reductions, were offset by increases in data processing, professional fees and other operating expenses as a result of an increase in disaster recovery, CECL accounting standard costs, and repossessed leased equipment valuation costs.

Income Tax Expense

Income tax expense was $1.2 million and $5.9 million representing an effective income tax rate of 31.5 percent and 27.5 percent for the three months ended June 30, 2019 and 2018, respectively. Income tax expense was $7.5 million and $11.6 million representing an effective income tax rate of 30.2 percent and 27.7 percent for the six months ended June 30, 2019 and 2018, respectively. The increase in the effective tax rates compared with 2018 was due principally to a charge of $400,000 related to the settlement of the California 2008 and 2009 tax year audits with the Franchise Tax Board and lower tax credits from municipal bonds which were sold during the six months ended June 30, 2019.

Financial Condition

Securities

As of June 30, 2019, our securities portfolio was composed primarily of U.S. Government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and, to a lesser extent, U.S. Treasury securities. Most of the securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of June 30, 2019 and December 31, 2018.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on securities as of the dates indicated:

	June 30, 2019			December 31, 2018
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(in thousands)
Securities available for sale:
U.S. Treasury securities	$49,728	$50,062	$334	$39,768	$39,830	$62
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	400,656	402,984	2,328	300,957	295,034	(5,923)
Collateralized mortgage obligations	167,312	167,813	501	124,550	122,292	(2,258)
Debt securities	18,961	19,136	175	7,499	7,402	(97)
Total U.S. government agency and sponsored agency obligations:	586,929	589,933	3,004	433,006	424,728	(8,278)
Municipal bonds-tax exempt	—	—	—	110,670	110,350	(320)
Total securities available for sale	$636,657	$639,995	$3,338	$583,444	$574,908	$(8,536)

As of June 30, 2019, securities available for sale increased $65.1 million or 11.3 percent to $640.0 million, compared with $574.9 million as of December 31, 2018. This increase was due mainly to purchases of mortgage-backed securities and collateralized mortgage obligations, offset by the sale of tax-exempt municipal bonds. As of June 30, 2019, securities available for sale had a net unrealized gain of $3.3 million, comprised of $4.6 million of unrealized gains and $1.3 million of unrealized losses. As of December 31, 2018, securities available for sale had a net unrealized loss of $8.5 million, comprised of $401,000 of unrealized gains and $8.9 million of unrealized losses.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their weighted-average yield as of June 30, 2019:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$34,744	2.50%	$14,984	2.70%	$—	—%	$—	—%	$49,728	2.56%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	9	2.42%	62,254	2.19%	143,545	2.48%	194,848	2.54%	400,656	2.47%
Collateralized mortgage obligations	—	—%	3,730	1.46%	25,571	2.10%	138,011	2.47%	167,312	2.40%
Debt securities	3,000	1.50%	12,958	2.45%	3,003	2.83%	—	—%	18,961	2.35%
U.S. government agency and sponsored agency obligations	3,009	1.50%	78,942	2.20%	172,119	2.43%	332,859	2.51%	586,929	2.44%
Total securities available for sale	$37,753	2.42%	$93,926	2.28%	$172,119	2.43%	$332,859	2.51%	$636,657	2.45%

Loans and Leases Receivable

The following table shows the loan and lease portfolio composition by type as of the dates indicated, excluding loans held for sale:

	June 30, 2019	December 31, 2018
	(in thousands)
Real estate loans:
Commercial property
Retail	$873,682	$906,260
Hospitality	855,853	830,679
Other (1)	1,418,146	1,449,270
Total commercial property loans	3,147,681	3,186,209
Construction	65,454	71,583
Residential property	458,328	500,563
Total real estate loans	3,671,463	3,758,355
Commercial and industrial loans:
Commercial term	195,312	206,691
Commercial lines of credit	186,103	194,032
International loans	28,087	29,180
Total commercial and industrial loans	409,502	429,903
Leases receivable	460,519	398,858
Consumer loans (2)	14,318	13,424
Loans and leases receivable	4,555,802	4,600,540
Allowance for loan and lease losses	(49,386)	(31,974)
Loans and leases receivable, net	$4,506,416	$4,568,566

(1)
Includes, among other types, mixed-use, apartment, office, industrial, gas stations, faith-based facilities and warehouse; all other property types represent less than one percent of total loans and leases receivable.

(2)	Consumer loans include home equity lines of credit of $9.4 million and $10.3 million as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019 and December 31, 2018, net loans and leases receivable were $4.51 billion and $4.57 billion, respectively, representing a decrease of $62.2 million, or 1.4 percent. The decrease in loans and leases receivable as of June 30, 2019 compared with December 31, 2018 was primarily attributable to payoffs and pay downs of $445.6 million, loan sales of $30.9 million, and an increase in the allowance for loan and lease losses of $17.4 million, offset by new loan and lease production of $432.2 million.

During the six months ended June 30, 2019, loan and lease disbursements for new production consisted of $147.5 million in leases receivable, $152.1 million in commercial real estate loans, $82.1 million in commercial and industrial loans, and $50.0 million in SBA loans.

Industry

Our loan and lease portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of loans and leases outstanding:

	Balance as of June 30, 2019	Percentage of Loans and Leases Outstanding

	(in thousands)
Lessor of nonresidential buildings	$1,332,361	29.2%
Hospitality	$877,056	19.3%

There was no other concentration of loans and leases to any one type of industry exceeding 10.0 percent of loans and leases outstanding.

Loan Quality Indicators

As of June 30, 2019 and December 31, 2018, pass/pass-watch, special mention and classified loans and leases, disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total
	(in thousands)
June 30, 2019
Real estate loans:
Commercial property
Retail	$862,505	$6,255	$4,922	$873,682
Hospitality	850,004	2	5,847	855,853
Other	1,405,239	2,658	10,249	1,418,146
Total commercial property loans	3,117,748	8,915	21,018	3,147,681
Construction	29,774	7,744	27,936	65,454
Residential property	456,708	802	817	458,327
Total real estate loans	3,604,230	17,461	49,771	3,671,462
Commercial and industrial loans:
Commercial term	177,389	386	17,537	195,312
Commercial lines of credit	176,466	5,241	4,396	186,103
International loans	28,087	—	—	28,087
Total commercial and industrial loans	381,942	5,627	21,933	409,502
Leases receivable	457,286	—	3,233	460,519
Consumer loans	12,838	732	749	14,319
Total loans and leases receivable	$4,456,296	$23,820	$75,686	$4,555,802

December 31, 2018
Real estate loans:
Commercial property
Retail	$901,354	$16	$4,890	$906,260
Hospitality	821,542	168	8,969	830,679
Other	1,441,219	2,723	5,328	1,449,270
Total commercial property loans	3,164,115	2,907	19,187	3,186,209
Construction	71,583	—	—	71,583
Residential property	500,424	—	139	500,563
Total real estate loans	3,736,122	2,907	19,326	3,758,355
Commercial and industrial loans:
Commercial term	197,992	4,977	3,722	206,691
Commercial lines of credit	172,338	21,107	587	194,032
International loans	29,180	—	—	29,180
Total commercial and industrial loans	399,510	26,084	4,309	429,903
Leases receivable	393,729	—	5,129	398,858
Consumer loans	12,454	191	779	13,424
Total loans and leases receivable	$4,541,815	$29,182	$29,543	$4,600,540

Classified loans and leases increased to $75.7 million at June 30, 2019, or 1.66 percent of total loans and leases receivable, from $29.5 million at December 31, 2018 principally because of the $40.7 million loan relationship placed on nonaccrual status during the three months ended June 30, 2019. At June 30, 2019, the $65.5 million of construction loans included two land loans totaling $29.7 million ($27.9 million classified and $1.8 million pass), two completed construction loans totaling $26.0 million (all pass), and five active construction loans totaling $9.8 million (two totaling $7.7 million special mention and three totaling $2.1 million pass) with project completion ranging from 37% to 85%. In addition, two construction loans with outstanding commitments aggregating $1.5 million which had no advances outstanding at June 30, 2019.

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

Except for nonperforming loans and leases set forth below, we are not aware of any loans or leases as of June 30, 2019 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present repayment terms, or any known events that would result in the receivable being designated as nonperforming at some future date. We cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of nonperforming assets as of the dates indicated:

	June 30, 2019	December 31, 2018	Increase (Decrease)
			Amount	Percentage
		(dollars in thousands)
Nonperforming loans and leases:
Real estate loans:
Commercial property
Retail	$800	$865	$(65)	(7.5)%
Hospitality	1,442	3,625	(2,183)	(60.2)%
Other	6,587	1,641	4,946	301.4%
Total commercial property loans	8,829	6,131	2,698	44.0%
Construction	27,936	—	27,936	100.0%
Residential property	858	182	676	371.4%
Total real estate loans	37,623	6,313	31,310	496.0%
Commercial and industrial loans	21,457	3,337	18,120	543.0%
Leases receivable	3,233	5,129	(1,896)	(37.0)%
Consumer loans	718	746	(28)	(3.8)%
Total nonperforming loans	63,031	15,525	47,506	306.0%
Loans 90 days or more past due and still accruing	—	4	(4)	(100.0)%
Total nonperforming loans and leases (1)	63,031	15,529	47,502	305.9%
OREO	507	663	(156)	(23.5)%
Total nonperforming assets	$63,538	$16,192	$47,346	292.4%

Nonperforming loans and leases as a percentage of loans and leases, net	1.40%	0.34%
Nonperforming assets as a percentage of assets	1.15%	0.29%
Troubled debt restructured performing loans and leases	$2,980	$6,029

(1)	Includes nonperforming TDRs of $44.1 million and $4.3 million as of June 30, 2019 and December 31, 2018, respectively.

Nonperforming loans and leases were $63.0 million and $15.5 million as of June 30, 2019 and December 31, 2018, respectively. For the six months ended June 30, 2019, $71.0 million of loans and leases were placed on nonaccrual status. Offsetting these additions were $21.2 million of principal payoffs and pay-downs and $0.5 million in charge-offs and upgrades. The three months ended March 31, 2019 included the addition of a $25.0 million commercial loan relationship, primarily secured by business assets and, to a lesser extent, commercial real estate. As of June 30, 2019, this relationship declined to $10.4 million from pay-downs and the specific allowance related to this relationship declined to $1.8 million. The three months ended June 30, 2019 included the addition of a $40.7 million loan relationship comprised of a $27.9 million land loan with a specific allowance of $14.7 million and a $12.8 million business loan with a specific allowance of $1.0 million.

Delinquent loans and leases (defined as 30 to 89 days past due and still accruing) were $11.2 million as of June 30, 2019 compared with $10.7 million as of December 31, 2018.

The ratio of nonperforming loans and leases to total loans and leases increased to 1.4 percent as of June 30, 2019 compared with 0.34 percent as of December 31, 2018. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of June 30, 2019, OREO consisted of five properties with a combined carrying value of $507,000, as compared with seven properties with a combined carrying value of $663,000 as of December 31, 2018.

Impaired Loans and Leases

We evaluate loan impairment in accordance with applicable GAAP. Loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan and lease losses or, alternatively, a specific allowance will be established. Additionally, impaired loans are specifically excluded from the analysis when determining the general portion of the allowance for loan and lease losses required for the period.

The following table provides information on impaired loans and leases as of the dates indicated:

	June 30, 2019		December 31, 2018
	Recorded Investment	Percentage	Recorded Investment	Percentage
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$951	1.4%	$2,166	8.6%
Hospitality	1,454	2.2%	4,282	17.0%
Other	8,093	12.3%	7,525	30.1%
Total commercial property loans	10,498	15.9%	13,973	55.7%
Construction	27,936	42.2%	—	—%
Residential property	1,451	2.2%	788	3.1%
Total real estate loans	39,885	60.3%	14,761	58.8%
Commercial and industrial loans	21,706	32.8%	4,396	17.5%
Leases receivable	3,233	4.9%	5,129	20.4%
Consumer loans	1,351	2.0%	839	3.3%
Total	$66,175	100.0%	$25,125	100.0%

Total impaired loans and leases increased $41.1 million, or 163.4 percent, to $66.2 million as of June 30, 2019, from $25.1 million at December 31, 2018, principally due to the addition of a $40.7 million loan relationship comprised of a $27.9 million land loan and a $12.8 million business loan. Specific allowances associated with impaired loans and leases were $18.5 million and $1.8 million as of June 30, 2019 and December 31, 2018, respectively.

During the three months ended June 30, 2019 and 2018, interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms totaled $1.1 million and $678,000, respectively. Of these amounts, actual interest recognized on impaired loans and leases was $696,000 and $382,000 for the three months ended June 30, 2019 and 2018, respectively.

During the six months ended June 30, 2019 and 2018, interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms totaled $2.0 million and $1.3 million, respectively. Of these amounts, actual interest recognized on impaired loans and leases was $1.4 million and $749,000 for the six months ended June 30, 2019 and 2018, respectively.

The following table provides information on TDRs as of the dates indicated:

	June 30, 2019			December 31, 2018
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(in thousands)
Real estate loans	$29,928	$2,098	$32,026	$2,059	$5,234	$7,293
Commercial and industrial loans	13,487	249	13,736	1,471	702	2,173
Consumer loans	718	633	1,351	746	93	839
Total	$44,133	$2,980	$47,113	$4,276	$6,029	$10,305

For the three months ended June 30, 2019, no loans were restructured and subsequently classified as TDR's.

As of June 30, 2019, TDRs on accrual status were $3.0 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $28,000 allowance relating to these loans was included in the allowance for loan and lease losses. For the TDRs on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of June 30, 2019, TDRs on nonaccrual status were $44.1 million, and a $15.9 million allowance relating to these loans was included in the allowance for loan and lease losses.

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

The Bank evaluates the allowance methodology at least annually. For the year ended December 31, 2018 and the first six months of 2019, the Bank utilized a 31-quarter and 33-quarter, respectively, look-back period anchored to the first quarter of 2011, with equal weighting to all quarters. Management determined it was appropriate to anchor the look-back period in consideration of the prolonged period of low losses and the procyclical nature of provisioning. The anchoring will allow the Bank to better capture the economic cycle while improving the ability to measure losses.

To determine general reserve requirements, existing loans and leases are divided into segmented pools of similar risk characteristic loans, as well as homogeneous pools. For the twelve months ended December 31, 2018 and the first six months in 2019, loans were divided into eleven general pools of risk-rated loans, as well as two homogeneous pools. For risk-rated loans, migration analysis allocates historical losses by pool and risk grade to determine risk factors for potential losses inherent in the current outstanding portfolio. As the two homogeneous pools are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific reserves are allocated for loans deemed impaired.

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

The following tables reflect our allocation of allowance for loan and lease losses by category as well as the receivable for each loan type:

	June 30, 2019			December 31, 2018
	Allowance Amount	Percentage	Total Loans	Allowance Amount	Percentage	Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$4,306	8.7%	$873,682	$3,652	11.4%	$906,260
Hospitality	5,548	11.2%	855,853	5,486	17.2%	830,679
Other	7,345	14.7%	1,418,146	6,723	21.0%	1,449,270
Total commercial property loans	17,199	34.6%	3,147,681	15,861	49.6%	3,186,209
Construction	15,188	30.8%	65,454	1,143	3.6%	71,583
Residential property	1,617	3.3%	458,328	1,380	4.3%	500,563
Total real estate loans	34,004	68.7%	3,671,463	18,384	57.5%	3,758,355
Commercial and industrial loans:
Commercial term	6,644	13.5%	195,312	5,416	16.9%	206,691
Commercial lines of credit	2,359	4.8%	186,103	1,532	4.8%	194,032
International loans	232	0.5%	28,087	214	0.7%	29,180
Total commercial and industrial loans	9,235	18.8%	409,502	7,162	22.4%	429,903
Leases receivable	6,068	12.3%	460,519	6,303	19.7%	398,858
Consumer loans	79	0.2%	14,318	98	0.3%	13,424
Unallocated	—	—%	—	27	0.1%	—
Total	$49,386	100.0%	$4,555,802	$31,974	100.0%	$4,600,540

The following tables set forth certain information regarding the allowance for loan and lease losses and the allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying loss factors according to pool and grade as well as actual current commitment usage figures by type to existing contingent liabilities.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$32,896	$31,777	$31,974	$31,043
Loans and leases charged off	(1,536)	(657)	(2,634)	(2,289)
Recoveries on loans and leases previously charged off	1,327	598	2,230	2,315
Net (charge-offs) recoveries	(209)	(59)	(404)	26
Loan and lease loss provision	16,699	100	17,816	749
Balance at end of period	$49,386	$31,818	$49,386	$31,818

Allowance for off-balance sheet items:
Balance at beginning of period	$1,100	$1,323	$1,439	$1,296
Loan and lease loss provision	233	34	(106)	61
Balance at end of period	$1,333	$1,357	$1,333	$1,357

Ratios:
Net (charge-offs) recoveries to average loans and leases (1)	(0.02)%	(0.01)%	(0.02)%	0.00%
Net (charge-offs) recoveries to loans and leases (1)	(0.02)%	(0.01)%	(0.02)%	0.00%
Allowance for loan and lease losses to average loans and leases	1.10%	0.72%	1.09%	0.73%
Allowance for loan and lease losses to loans and leases	1.08%	0.70%	1.08%	0.70%
Net (charge-offs) recoveries to allowance for loans and leases (1)	(1.69)%	(0.74)%	(1.64)%	0.16%
Allowance for loan and lease losses to nonperforming loans and leases	78.35%	201.33%	78.35%	201.33%
Balance:
Average loans and leases during period	$4,491,377	$4,414,217	$4,512,133	$4,362,876
Loans and leases at the end of period	$4,555,802	$4,542,126	$4,555,802	$4,542,126
Nonperforming loans and leases at end of period	$63,031	$15,804	$63,031	$15,804

(1)	Net (charge-offs) recoveries are annualized to calculate the ratios.

The allowance for loan and lease losses was $49.4 million as of June 30, 2019 and $31.9 million as of December 31, 2018. The increase primarily reflects a specific allowance of $15.7 million relating to a $40.7 million loan relationship.
The provision for loan and lease losses was $16.7 million and $100,000 for the three months ended June 30, 2019 and 2018, respectively. Charge-offs of $1.5 million were offset by recoveries of $1.3 million for the three months ended June 30, 2019 compared with charge-offs of $657,000 and recoveries of $598,000 for the same period in 2018.

The provision for loan and lease losses was $17.8 million and $749,000 for the six months ended June 30, 2019 and 2018, respectively. Charge-offs of $2.6 million were offset by recoveries of $2.2 million for the six months ended June 30, 2019 compared with charge-offs of $2.3 million and recoveries of $2.3 million for the same period in 2018.

The allowance for off-balance sheet exposure, primarily unfunded loan commitments, was $1.3 million and $1.4 million as of June 30, 2019 and 2018, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized.

Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances were adequate for losses inherent in the loan and lease portfolio and for off-balance sheet exposures as of June 30, 2019.

The following table presents a summary of net (charge-offs) recoveries:

	For the Three Months Ended			For the Six Months Ended
	Charge-offs	Recoveries	Net (Charge-offs) Recoveries	Charge-offs	Recoveries	Net (Charge-offs) Recoveries
	(in thousands)
June 30, 2019
Real estate loans	$—	$1,133	$1,133	$(113)	$1,563	$1,450
Commercial and industrial loans	(562)	89	(473)	(695)	472	(223)
Leases receivable	(974)	105	(869)	(1,826)	195	(1,631)
Consumer loans	—	—	—	—	—	—
Total	$(1,536)	$1,327	$(209)	$(2,634)	$2,230	$(404)

June 30, 2018
Real estate loans	$(40)	$371	$331	$(1,029)	$1,256	$227
Commercial and industrial loans	(86)	197	111	(365)	933	568
Leases receivable	(531)	29	(502)	(895)	124	(771)
Consumer loans	—	1	1	—	2	2
Total	$(657)	$598	$(59)	$(2,289)	$2,315	$26

For the three months ended June 30, 2019, total charge-offs were $1.5 million, an increase of $870,000, or 132.4 percent, from $657,000 for the same period in 2018. Charge-offs were offset by recoveries during the three months ended June 30, 2019 of $1.3 million, an increase of $720,000, or 120.4 percent, from $598,000 for the same period in 2018. For the six months ended June 30, 2019, total charge-offs were $2.6 million, an increase of $345,000, or 15.1 percent, from $2.3 million for the same period in 2018. Charge-offs were offset by recoveries during the six months ended June 30, 2019 of $2.2 million, a decrease of $86,000, or 3.7 percent, from $2.3 million for the same period in 2018.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	June 30, 2019		December 31, 2018
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$1,312,577	27.6%	$1,284,530	27.1%
Interest-bearing:
Demand	80,248	1.7%	87,582	1.8%
Money market and savings	1,528,000	32.1%	1,573,622	33.2%
Time deposits of $100,000 or more (1)	1,661,498	34.9%	1,601,648	33.7%
Other time deposits	179,745	3.8%	199,853	4.2%
Total deposits	$4,762,068	100.0%	$4,747,235	100.0%

(1)	Includes $299.2 million and $288.6 million of time deposits of $250,000 or more as of June 30, 2019 and December 31, 2018, respectively.

Deposits increased $14.8 million, or 0.3 percent, to $4.76 billion as of June 30, 2019 from $4.75 billion as of December 31, 2018. The increase in deposits was mainly attributable to the $59.8 million, or 3.7 percent increase in time deposits of $100,000 or more, and the $28.0 million, or 2.2 percent, increase in noninterest-bearing deposits, offset by a decrease of $73.0 million in demand, money market and savings, and other time deposits.

Borrowings and Subordinated Debentures

At June 30, 2019, the Company had no FHLB advances and at December 31, 2018 there were $55.0 million in overnight advances from the FHLB. In addition, subordinated debentures were $118.1 million and $117.8 million at June 30, 2019 and December 31, 2018, respectively.

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

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest Rate	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(dollars in thousands)
300%	$664	0.35%	$13,464	6.82%
200%	$403	0.21%	$8,762	4.44%
100%	$620	0.33%	$5,180	2.62%
(100)%	$(5,285)	(2.80)%	$(13,201)	(6.68)%

	Economic Value of Equity (EVE)
Change in Interest Rate	Dollar Change	Percentage Change
	(dollars in thousands)
300%	$24,707	4.34%
200%	$22,118	3.88%
100%	$17,746	3.11%
(100)%	$(36,505)	(6.41)%

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

At June 30, 2019, the Bank’s total risk-based capital ratio of 14.62 percent, Tier 1 risk-based capital ratio of 13.54 percent, common equity Tier 1 capital ratio of 13.54 percent and Tier 1 leverage capital ratio of 11.67 percent, placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

At June 30, 2019, the Company's total risk-based capital ratio was 14.99 percent, Tier 1 risk-based capital ratio was 11.83 percent, common equity Tier 1 capital ratio was 11.41 percent and Tier 1 leverage capital ratio was 10.20 percent.

For a discussion of implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act, see our 2018 Annual Report on Form 10-K.

Liquidity

Hanmi Financial

At June 30, 2019, Hanmi Financial had $10.1 million in cash on deposit with its bank subsidiary. Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its current obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of June 30, 2019, the Bank had no advances from the FHLB and $327.8 million of brokered deposits.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of June 30, 2019, the total borrowing capacity available based on pledged collateral and remaining available borrowing capacity were $1.0 billion and $905.0 million, respectively, compared to $924.4 million and $729.4 million, respectively, as of December 31, 2018. The Bank also had three unsecured federal funds lines totaling $115.0 million with no outstanding balances as of June 30, 2019.

As a means of augmenting its liquidity, the Bank had an available borrowing source of $29.6 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $29.9 million, and had no borrowings under this source as of June 30, 2019.

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

Recently Issued Accounting Standards

FASB ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Current expected credit losses (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost; and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (“ECL”) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating ECL. ASU 2016-13 is effective for public entities for interim and annual periods beginning after December 15, 2019. In July 2

2019, the FASB voted to delay CECL's effective date for non-public companies and Small Reporting Companies who are public filers. Due to the Company's categorization as a large public filer, this delay will not have any impact on its adoption of ASU 2016-13. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has established a steering committee comprised of senior executives from the Accounting and Credit Risk functions and has engaged third party consultants to support CECL adoption activities.

The Company is currently engaged in CECL implementation activities and has completed development of its methodology, data/input gathering and validation, and initial testing of its designed models. The Company plans to leverage an approach consisting of four forecasting models aligned with the Bank's major pools of in-scope financial instruments. The Company plans to leverage multiple loss rate methodologies across the different models developed and will incorporate linear regression approaches to quantify the relationship between loan default behavior and a set of macroeconomic factors for use in model estimation.

The Company plans to perform parallel processing and review of the model outputs starting in the third quarter 2019. In addition, the Company has devised risk documentation and policies and procedures associated with CECL to support the ongoing estimation activities and the continuous assessment of risks related to the methodology and its models, and data governance. As of June 30, 2019, the Company is still evaluating the impacts of ASU 2016-13 on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management” and “- Capital Resources” in this Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation and the identification of a material weakness in internal controls over financial reporting as described below, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective. The material weakness in internal control over financial reporting resulted from the lack of operating effectiveness of a control that allowed for the inadequate review of the fair value of collateral dependent impaired loans. The material weakness was identified through evaluation of a non-real estate collateral dependent impaired loan. Specifically, our existing control for determining whether a fair value review of collateral dependent impaired loans should occur to facilitate the timely measurement of a specific allowance did not operate effectively.

Subsequent to the period covered by this Quarterly Report on Form 10-Q, management has been actively engaged in developing remediation plans to address the material weakness noted above. The Company is enhancing its current controls over the review of the fair value of collateral dependent impaired loans. These enhancements include strengthening our policy documentation describing the criteria for when collateral dependent impaired loan fair value review is required, developing and implementing additional training on our collateral dependent impaired loan fair value review process, and reinforcing the required documentation when concluding a fair value review is not warranted.

Changes in Internal Control Over Financial Reporting

Other than described above, during the most recent fiscal quarter, there has been no change in our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect Hanmi Financial's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 24, 2019, the Company announced a new stock repurchase program that authorized the repurchase of up to 5% of its outstanding shares or approximately 1.5 million shares of common stock. During the three months ended June 30, 2019, there were no repurchases of its common stock under the repurchase program, except that the Company acquired 3,314 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through vesting of Company stock awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document
10.1
Amended and Restated Employment Agreement by and among Hanmi Financial Corporation, Hanmi Bank, and Bonita I. Lee, dated April 2, 2019 (incorporated herein by reference to the Hanmi Financial Corporation Current Report on Form 8-K filed with the SEC on April 3, 2019).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL

* Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	October 4, 2019	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)