Form 10-Q
period 2019-09-30
HANMI FINANCIAL CORP
filed 2019-11-12
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 5, 2019, there were 31,113,676 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries
Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2019

Part I — Financial Information
Item 1. Financial Statements
Hanmi Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited) September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$150,678	$155,376
Securities available for sale, at fair value (amortized cost of $616,604 as of September 30, 2019 and $583,444 as of December 31, 2018)	621,815	574,908
Loans held for sale, at the lower of cost or fair value	6,598	9,390
Loans and leases receivable, net of allowance for loan and lease losses of $50,712 as of September 30, 2019 and $31,974 as of December 31, 2018	4,519,125	4,568,566
Accrued interest receivable	11,723	13,331
Premises and equipment, net	27,271	27,752
Customers’ liability on acceptances	33	173
Servicing assets	7,436	8,520
Goodwill and other intangible assets, net	11,950	12,182
Federal Home Loan Bank (“FHLB”) stock, at cost	16,385	16,385
Bank-owned life insurance	52,500	51,661
Prepaid expenses and other assets	102,468	63,975
Total assets	$5,527,982	$5,502,219
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$1,388,121	$1,284,530
Interest-bearing	3,302,020	3,462,705
Total deposits	4,690,141	4,747,235
Accrued interest payable	10,076	11,379
Bank’s liability on acceptances	33	173
Borrowings	75,000	55,000
Subordinated debentures	118,232	117,808
Accrued expenses and other liabilities	59,973	18,056
Total liabilities	4,953,455	4,949,651
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,471,702 shares (31,173,881 shares outstanding) as of September 30, 2019 and issued 33,202,369 shares (30,928,437 shares outstanding) as of December 31, 2018	33	33
Additional paid-in capital	574,957	569,712
Accumulated other comprehensive income (loss), net of tax benefit (expense) of ($1,500) as of September 30, 2019 and benefit of $2,457 as of December 31, 2018	3,708	(6,079)
Retained earnings	104,927	97,539
Less: treasury stock; 2,297,821 shares as of September 30, 2019 and 2,273,932 shares as of December 31, 2018	(109,098)	(108,637)
Total stockholders’ equity	574,527	552,568
Total liabilities and stockholders’ equity	$5,527,982	$5,502,219

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest and dividend income:
Interest and fees on loans and leases	$57,929	$56,361	$173,135	$161,643
Interest on securities	3,769	3,238	10,996	9,541
Dividends on FHLB stock	286	286	858	858
Interest on deposits in other banks	193	151	1,085	398
Total interest and dividend income	62,177	60,036	186,074	172,440
Interest expense:
Interest on deposits	15,995	11,694	48,406	28,944
Interest on borrowings	367	1,264	439	2,959
Interest on subordinated debentures	1,757	1,749	5,293	5,170
Total interest expense	18,119	14,707	54,138	37,073
Net interest income before provision for loan and lease losses	44,058	45,329	131,936	135,367
Loan and lease loss provision	1,602	200	19,418	949
Net interest income after provision for loan and lease losses	42,456	45,129	112,518	134,418
Noninterest income:
Service charges on deposit accounts	2,518	2,513	7,362	7,352
Trade finance and other service charges and fees	1,191	1,128	3,519	3,449
Gain on sales of Small Business Administration (“SBA”) loans	1,767	1,114	3,752	3,970
Net gain (loss) on sales of securities	—	19	1,295	(341)
Other operating income	1,384	1,441	4,915	3,790
Total noninterest income	6,860	6,215	20,843	18,220
Noninterest expense:
Salaries and employee benefits	17,530	17,436	50,149	53,590
Occupancy and equipment	4,528	3,685	12,517	11,839
Data processing	2,410	1,745	6,633	4,976
Professional fees	2,826	1,626	6,459	4,210
Supplies and communications	726	805	2,220	2,206
Advertising and promotion	927	814	2,632	2,724
Other operating expenses	3,660	2,897	11,207	8,729
Total noninterest expense	32,607	29,008	91,817	88,274
Income before income taxes	16,709	22,336	41,544	64,364
Income tax expense	4,333	6,255	11,840	17,880
Net income	$12,376	$16,081	$29,704	$46,484

Basic earnings per share	$0.40	$0.50	$0.96	$1.44
Diluted earnings per share	$0.40	$0.50	$0.96	$1.43
Weighted-average shares outstanding:
Basic	30,830,445	32,155,132	30,736,456	32,171,558
Diluted	30,859,119	32,275,277	30,769,160	32,306,041

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$12,376	$16,081	$29,704	$46,484
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	1,873	(2,750)	15,042	(13,115)
Less: reclassification adjustment for net gain included in net income	—	(19)	(1,295)	(87)
Income tax (expense) benefit related to items of other comprehensive income	(540)	798	(3,960)	3,793
Other comprehensive income (loss), net of tax	1,333	(1,971)	9,787	(9,409)
Comprehensive income	$13,709	$14,110	$39,491	$37,075

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended September 30,
(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at July 1, 2018	33,185,196	(671,678)	32,513,518	$33	$568,011	$(9,324)	$85,465	$(72,478)	$571,707
Restricted stock awards, net of forfeitures	3,637	—	3,637	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	850	—	—	—	850
Restricted stock surrendered due to employee tax liability	—	(361)	(361)	—	—	—	—	(18)	(18)
Repurchase of common stock	—	(429,558)	(429,558)	—	—	—	—	(11,123)	(11,123)
Cash dividends declared:
Common stock, $0.24/share	—	—	—	—	—	—	(7,778)	—	(7,778)
Net income	—	—	—	—	—	—	16,081	—	16,081
Change in unrealized loss on securities available for sale, net of income taxes	—	—	—	—	—	(1,971)	—	—	(1,971)
Balance at September 30, 2018	33,188,833	(1,101,597)	32,087,236	33	568,861	(11,295)	93,768	(83,619)	567,748

Balance at July 1, 2019	33,271,832	(2,296,669)	30,975,163	$33	$571,105	$2,375	$100,021	$(109,077)	$564,457
Stock options exercised	180,000	—	180,000	—	2,957	—	—	—	2,957
Restricted stock awards, net of forfeitures	19,870	—	19,870	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	895	—	—	—	895
Restricted stock surrendered due to employee tax liability	—	(1,152)	(1,152)	—	—	—	—	(21)	(21)
Cash dividends declared:
Common stock, $0.24/share	—	—	—	—	—	—	(7,470)	—	(7,470)
Net income	—	—	—	—	—	—	12,376	—	12,376
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	—	1,333	—	—	1,333
Balance at September 30, 2019	33,471,702	(2,297,821)	31,173,881	$33	$574,957	$3,708	$104,927	$(109,098)	$574,527
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30,
(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at January 1, 2018	33,083,133	(651,506)	32,431,627	$33	$565,627	$(1,869)	$70,575	$(71,889)	$562,477
Adjustments related to adoption of new accounting standards:
ASU 2016-01 (See Notes 1 and 2)	—	—	—	—	—	382	(382)	—	—
ASU 2018-02 (See Notes 1 and 5)	—	—	—	—	—	(399)	399	—	—
Adjusted balance at January 1, 2018	33,083,133	(651,506)	32,431,627	$33	$565,627	$(1,886)	$70,592	$(71,889)	$562,477
Stock options exercised	25,750	—	25,750	—	570	—	—	—	570
Restricted stock awards, net of forfeitures	79,950	—	79,950	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,664	—	—	—	2,664
Restricted stock surrendered due to employee tax liability	—	(20,533)	(20,533)	—	—	—	—	(607)	(607)
Repurchase of common stock	—	(429,558)	(429,558)	—	—	—	—	(11,123)	(11,123)
Cash dividends declared:
Common stock, $0.24/share	—	—	—	—	—	—	(23,308)	—	(23,308)
Net income	—	—	—	—	—	—	46,484	—	46,484
Change in unrealized loss on securities available for sale, net of income taxes	—	—	—	—	—	(9,409)	—	—	(9,409)
Balance at September 30, 2018	33,188,833	(1,101,597)	32,087,236	$33	$568,861	$(11,295)	$93,768	$(83,619)	$567,748

Balance at January 1, 2019	33,202,369	(2,273,932)	30,928,437	$33	$569,712	$(6,079)	$97,539	$(108,637)	$552,568
Stock options exercised	181,900	—	181,900	—	2,979	—	—	—	2,979
Restricted stock awards, net of forfeitures	87,433	—	87,433	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,266	—	—	—	2,266
Restricted stock surrendered due to employee tax liability	—	(23,889)	(23,889)	—	—	—	—	(461)	(461)
Cash dividends declared:
Common stock, $0.24/share	—	—	—	—	—	—	(22,316)	—	(22,316)
Net income	—	—	—	—	—	—	29,704	—	29,704
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	—	9,787	—	—	9,787
Balance at September 30, 2019	33,471,702	(2,297,821)	31,173,881	$33	$574,957	$3,708	$104,927	$(109,098)	$574,527
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$29,704	$46,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,848	8,510
Share-based compensation expense	2,266	2,664
Loan and lease loss provision	19,418	949
(Gain) loss on sales of securities	(1,295)	341
Gain on sales of SBA loans	(3,752)	(3,970)
Loss (gain) on disposition of fixed assets	(1,191)	—
Origination of SBA loans held for sale	(52,379)	(56,244)
Proceeds from sales of SBA loans	58,908	63,057
Change in accrued interest receivable	1,608	(876)
Change in bank-owned life insurance	(839)	(818)
Change in prepaid expenses and other assets	(7,226)	3,223
Change in accrued interest payable	(1,303)	2,844
Change in accrued expenses and other liabilities	4,921	(7,069)
Net cash provided by operating activities	55,688	59,095
Cash flows from investing activities:
Proceeds from matured, called and repayment of securities	115,146	79,309
Proceeds from sales of securities available for sale	113,306	34,751
Proceeds from sales of other real estate owned (“OREO”)	445	1,902
Proceeds from disposition of fixed assets	3,055	—
Change in loans and leases receivable, excluding purchases	28,693	(214,836)
Purchases of securities available for sale	(262,226)	(124,964)
Purchases of premises and equipment	(1,913)	(3,800)
Purchases of loans and leases receivable	—	(66,966)
Net cash used in investing activities	(3,494)	(294,604)
Cash flows from financing activities:
Change in deposits	(57,094)	265,768
Change in borrowings	20,000	10,000
Proceeds from exercise of stock options	2,979	570
Cash paid for surrender of vested shares due to employee tax liability	(461)	(607)
Repurchase of common stock	—	(11,123)
Cash dividends paid	(22,316)	(23,308)
Net cash (used in) provided by financing activities	(56,892)	241,300
Net decrease in cash and cash equivalents	(4,698)	5,791
Cash and cash equivalents at beginning of year	155,376	153,826
Cash and cash equivalents at end of period	$150,678	$159,617

Supplemental disclosures of cash flow information:
Interest expense paid	$55,441	$34,229
Change in income taxes	$(4,154)	$13,553
Non-cash activities:
Transfer of loans receivable to other real estate owned	$168	$938
Income tax (expense) benefit related to items in other comprehensive income	$(3,960)	$3,793
Change in unrealized (gain) loss in accumulated other comprehensive income	$(13,747)	$13,115
Right-of-use asset obtained in exchange for lease liability	$(43,085)	$—
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2019 and 2018
Note 1 — Organization and Basis of Presentation

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is a bank holding company whose subsidiary is Hanmi Bank (the “Bank”). Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operation of the Bank.

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended September 30, 2019, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”).

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

FASB ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Current expected credit losses (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost; and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (“ECL”) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating ECL. ASU 2016-13 is effective for public entities for interim and annual periods beginning after December 15, 2019. On July 2, 2019, the FASB voted to delay CECL's effective date for non-public companies and Smaller Reporting Companies who are public filers. Due to the Company's categorization as a large accelerated filer, this delay will not have any impact on its adoption of ASU 2016-13. The Company has established a steering committee comprised of senior executives from the Accounting and Credit Risk functions and has engaged third party consultants to support CECL adoption activities.

The Company is currently engaged in CECL implementation activities and has completed development of its methodologies, data/input gathering and validation, and initial testing of its designed models. The Company plans to leverage three loss rate methodologies across the Bank's four major loan and lease segments.

The Company commenced parallel processing and review of the model outputs during the three-month period ended September 30, 2019. In addition, the Company has devised risk documentation and policies and procedures associated with CECL to support the ongoing estimation activities and the continuous assessment of risks related to the methodology and its models, and data governance. As of September 30, 2019, the Company continues to evaluate the impacts of ASU 2016-13 on its consolidated financial statements.

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
September 30, 2019
U.S. Treasury securities	$39,877	$292	$—	$40,169
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	395,486	4,224	(236)	399,474
Collateralized mortgage obligations	164,267	1,216	(484)	164,999
Debt securities	16,974	208	(9)	17,173
Total U.S. government agency and sponsored agency obligations	576,727	5,648	(729)	581,646
Total securities available for sale	$616,604	$5,940	$(729)	$621,815

December 31, 2018
U.S. Treasury securities	$39,768	$69	$(7)	$39,830
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	300,957	61	(5,984)	295,034
Collateralized mortgage obligations	124,550	74	(2,332)	122,292
Debt securities	7,499	—	(97)	7,402
Total U.S. government agency and sponsored agency obligations	433,006	135	(8,413)	424,728
Municipal bonds-tax exempt	110,670	197	(517)	110,350
Total securities available for sale	$583,444	$401	$(8,937)	$574,908

The amortized cost and estimated fair value of securities as of September 30, 2019, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(in thousands)
Within one year	$33,218	$33,329
Over one year through five years	155,626	156,521
Over five years through ten years	210,178	212,575
Over ten years	217,582	219,390
Total	$616,604	$621,815

Gross unrealized losses on securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of September 30, 2019 and December 31, 2018:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(in thousands, except number of securities)
September 30, 2019
U.S. government agency and sponsored agency obligations
Mortgage-backed securities	$(65)	$34,927	17	$(171)	$19,712	14	$(236)	$54,639	31
Collateralized mortgage obligations	(60)	16,173	5	(424)	44,584	37	(484)	60,757	42
Debt securities	(1)	1,499	1	(8)	2,991	1	(9)	4,490	2
Total U.S. government agency and sponsored agency obligations	(126)	52,599	23	(603)	67,287	52	(729)	119,886	75
Total	$(126)	$52,599	23	$(603)	$67,287	52	$(729)	$119,886	75

December 31, 2018
U.S. Treasury securities	$(7)	$14,797	2	$—	$—	$—	$(7)	$14,797	2
U.S. government agency and sponsored agency obligations
Mortgage-backed securities	(226)	41,527	10	(5,758)	244,550	106	$(5,984)	$286,077	116
Collateralized mortgage obligations	(59)	13,732	3	(2,273)	92,532	49	(2,332)	106,264	52
Debt securities	—	—	—	(97)	7,402	3	(97)	7,402	3
Total U.S. government agency and sponsored agency obligations	(285)	55,259	13	(8,128)	344,484	158	(8,413)	399,743	171
Municipal bonds-tax exempt	(29)	8,196	5	(488)	65,644	30	(517)	73,840	35
Total	$(321)	$78,252	20	$(8,616)	$410,128	188	$(8,937)	$488,380	208

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2019 and December 31, 2018 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of September 30, 2019 and December 31, 2018. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

The Company does not intend to sell these securities and it is more likely than not that it will not be required to sell the investments before the recovery of their amortized cost basis. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of September 30, 2019 and December 31, 2018 were not other-than-temporarily impaired, and therefore, no impairment charges as of September 30, 2019 and December 31, 2018 were warranted.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Gross realized gains on sales of securities	$—	$19	$1,359	$87
Gross realized losses on sales of securities	—	—	(64)	(957)
Net realized gains (losses) on sales of securities	$—	$19	$1,295	$(870)

Proceeds from sales of securities	$—	$3,426	$113,306	$34,751

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

During the three months ended September 30, 2019, there were no securities sales transactions. During the three months ended September 30, 2018, there was $19,000 in net gain in earnings resulting from the sale of securities. A net unrealized gain of $21,000 related to these securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period in 2018. There was no sale of such securities during the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, there was $1.3 million in net gains in earnings resulting from the sale of securities which had $586,000 in previously recorded unrealized gains in accumulated other comprehensive income. During the nine months ended September 30, 2018, there was a $870,000 net loss in earnings resulting from the sale of securities.

In the first and second quarters of 2019, we sold all of our tax-exempt municipal bonds with a gross realized gain of $1.4 million. In the first quarter of 2018, we sold all of our mutual fund equity securities with gross realized losses of $957,000.

Securities available for sale with market values of $30.2 million and $29.9 million as of September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Note 3 — Loans and Leases

Loans and Leases Receivable

Loans and leases receivable consisted of the following as of the dates indicated:

	September 30, 2019	December 31, 2018
	(in thousands)
Real estate loans:
Commercial property
Retail	$865,050	$906,260
Hospitality	850,869	830,679
Other (1)	1,417,062	1,449,270
Total commercial property loans	3,132,981	3,186,209
Construction	76,770	71,583
Residential property	436,576	500,563
Total real estate loans	3,646,327	3,758,355
Commercial and industrial loans:
Commercial term	188,090	206,691
Commercial lines of credit	219,400	194,032
International loans	33,719	29,180
Total commercial and industrial loans	441,209	429,903
Leases receivable	467,777	398,858
Consumer loans (2)	14,524	13,424
Loans and leases receivable	4,569,837	4,600,540
Allowance for loan and lease losses	(50,712)	(31,974)
Loans and leases receivable, net	$4,519,125	$4,568,566

(1)
Includes, among other types, mixed-use, apartment, office, industrial, gas stations, faith-based facilities and warehouse; all other property types represent less than one percent of total loans and leases receivable.

(2)	Consumer loans include home equity lines of credit of $8.6 million and $10.3 million as of September 30, 2019 and December 31, 2018, respectively.

Accrued interest on loans and leases receivable was $10.2 million and $10.9 million at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, loans and leases receivable of $1.2 billion and $1.1 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following is the activity for SBA loans held for sale for the three months ended September 30, 2019 and 2018:

	SBA Loans Held for Sale
	Real Estate	Commercial and Industrial	Total
	(in thousands)
September 30, 2019
Balance at beginning of period	$2,677	$3,352	$6,029
Originations	11,502	13,354	24,856
Sales	(11,557)	(12,729)	(24,286)
Principal paydowns and amortization	—	(1)	(1)
Balance at end of period	$2,622	$3,976	$6,598

September 30, 2018
Balance at beginning of period	$2,785	$2,564	$5,349
Originations	5,408	13,469	18,877
Sales	(6,453)	(13,299)	(19,752)
Principal paydowns and amortization	(3)	(16)	(19)
Balance at end of period	$1,737	$2,718	$4,455

The following is the activity for SBA loans held for sale for the nine months ended September 30, 2019 and 2018:

	SBA Loans Held for Sale
	Real Estate	Commercial and Industrial	Total
	(in thousands)
September 30, 2019
Balance at beginning of period	$5,194	$4,196	$9,390
Originations	27,215	25,164	52,379
Sales	(29,786)	(25,370)	(55,156)
Principal paydowns and amortization	(1)	(14)	(15)
Balance at end of period	$2,622	$3,976	$6,598

September 30, 2018
Balance at beginning of period	$3,746	$2,648	$6,394
Originations	25,996	30,248	56,244
Sales	(28,000)	(30,043)	(58,043)
Principal paydowns and amortization	(5)	(135)	(140)
Balance at end of period	$1,737	$2,718	$4,455

Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses was as follows for the periods indicated:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$49,386	$31,818	$31,974	$31,043
Loans and leases charged off	(916)	(1,246)	(3,549)	(3,535)
Recoveries on loans and leases previously charged off	640	904	2,869	3,219
Net (charge-offs) recoveries	(276)	(342)	(680)	(316)
Loan and lease loss provision	1,602	200	19,418	949
Balance at end of period	$50,712	$31,676	$50,712	$31,676

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

The following table details the information on the allowance for loan and lease losses by portfolio segment as of and for the three months ended September 30, 2019 and 2018:

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(in thousands)
As of and for the Three Months Ended September 30, 2019
Allowance for loan and lease losses on loans and leases:
Beginning balance	$34,004	$9,235	6,068	$79	$—	$49,386
Less loans and leases charged off	(17)	(244)	(653)	(2)	—	(916)
Recoveries on loans and leases previously charged off	142	381	117	—	—	640
Loan and lease loss provision	2,272	(1,551)	886	(5)	—	1,602
Ending balance	$36,401	$7,821	$6,418	$72	$—	$50,712
Individually evaluated for impairment	$14,781	$1,270	$1,049	$1	$—	$17,101
Collectively evaluated for impairment	$21,620	$6,551	$5,369	$71	$—	$33,611

Loans and leases receivable:	$3,646,327	$441,209	$467,777	$14,524	$—	$4,569,837
Individually evaluated for impairment	$47,972	$13,692	$4,303	$1,325	$—	$67,292
Collectively evaluated for impairment	$3,598,355	$427,517	$463,474	$13,199	$—	$4,502,545

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(in thousands)
As of and for the Three Months Ended September 30, 2018
Allowance for loan and lease losses on loans and leases:
Beginning balance	$17,916	$7,120	6,649	$109	$24	$31,818
Less loans and leases charged off	(220)	(232)	(794)	—	—	(1,246)
Recoveries on loans and leases previously charged off	577	237	90	—	—	904
Loan and lease loss provision	(184)	(38)	446	—	(24)	200
Ending balance	$18,089	$7,087	$6,391	$109	$—	$31,676
Individually evaluated for impairment	$2,428	$631	$1,763	$—	$—	$4,822
Collectively evaluated for impairment	$15,661	$6,456	$4,628	$109	$—	$26,854

Loans and leases receivable:	$3,792,350	$396,383	$379,455	$14,695	$—	$4,582,883
Individually evaluated for impairment	$20,596	$3,767	$5,093	$881	$—	$30,337
Collectively evaluated for impairment	$3,771,754	$392,616	$374,362	$13,814	$—	$4,552,546

The following table details the information on the allowance for loan and lease losses by portfolio segment as of and for the nine months ended September 30, 2019 and 2018:

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(in thousands)
As of and for the Nine Months Ended September 30, 2019
Allowance for loan and lease losses on loans and leases:
Beginning balance	$18,384	$7,162	6,303	$98	$27	$31,974
Less loans and leases charged off	(131)	(939)	(2,479)	(1)	1	(3,549)
Recoveries on loans and leases previously charged off	1,704	853	312	—	—	2,869
Loan and lease loss provision	16,444	745	2,282	(25)	(28)	19,418
Ending balance	$36,401	$7,821	$6,418	$72	$—	$50,712
Individually evaluated for impairment	$14,781	$1,270	$1,049	$1	$—	$17,101
Collectively evaluated for impairment	$21,620	$6,551	$5,369	$71	$—	$33,611

Loans and leases receivable:	$3,646,327	$441,209	$467,777	$14,524	$—	$4,569,837
Individually evaluated for impairment	$47,972	$13,692	$4,303	$1,325	$—	$67,292
Collectively evaluated for impairment	$3,598,355	$427,517	$463,474	$13,199	$—	$4,502,545

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(in thousands)
As of and for the Nine Months Ended September 30, 2018
Allowance for loan and lease losses on loans and leases:
Beginning balance	$17,012	$7,400	6,279	$122	$230	$31,043
Less loans and leases charged off	(1,249)	(597)	(1,689)	—	—	(3,535)
Recoveries on loans and leases previously charged off	1,833	1,170	214	2	—	3,219
Loan and lease loss provision	493	(886)	1,587	(15)	(230)	949
Ending balance	$18,089	$7,087	$6,391	$109	$—	$31,676
Individually evaluated for impairment	$2,428	$631	$1,763	$—	$—	$4,822
Collectively evaluated for impairment	$15,661	$6,456	$4,628	$109	$—	$26,854

Loans and leases receivable:	$3,792,350	$396,383	$379,455	$14,695	$—	$4,582,883
Individually evaluated for impairment	$20,596	$3,767	$5,093	$881	$—	$30,337
Collectively evaluated for impairment	$3,771,754	$392,616	$374,362	$13,814	$—	$4,552,546

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

As of September 30, 2019 and December 31, 2018, pass/pass-watch, special mention and classified loans and leases, disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total
	(in thousands)
September 30, 2019
Real estate loans:
Commercial property
Retail	$853,986	$3,509	$7,555	$865,050
Hospitality	844,085	2,908	3,876	850,869
Other	1,391,226	5,015	20,821	1,417,062
Total commercial property loans	3,089,297	11,432	32,252	3,132,981
Construction	40,407	8,917	27,446	76,770
Residential property	434,980	796	800	436,576
Total real estate loans	3,564,684	21,145	60,498	3,646,327
Commercial and industrial loans:
Commercial term	173,947	293	13,850	188,090
Commercial lines of credit	213,958	5,242	200	219,400
International loans	32,569	—	1,150	33,719
Total commercial and industrial loans	420,474	5,535	15,200	441,209
Leases receivable	463,474	—	4,303	467,777
Consumer loans	13,071	720	733	14,524
Total loans and leases receivable	$4,461,703	$27,400	$80,734	$4,569,837

December 31, 2018
Real estate loans:
Commercial property
Retail	$901,354	$16	$4,890	$906,260
Hospitality	821,542	168	8,969	830,679
Other	1,441,219	2,723	5,328	1,449,270
Total commercial property loans	3,164,115	2,907	19,187	3,186,209
Construction	71,583	—	—	71,583
Residential property	500,424	—	139	500,563
Total real estate loans	3,736,122	2,907	19,326	3,758,355
Commercial and industrial loans:
Commercial term	197,992	4,977	3,722	206,691
Commercial lines of credit	172,338	21,107	587	194,032
International loans	29,180	—	—	29,180
Total commercial and industrial loans	399,510	26,084	4,309	429,903
Leases receivable	393,729	—	5,129	398,858
Consumer loans	12,454	191	779	13,424
Total loans and leases receivable	$4,541,815	$29,182	$29,543	$4,600,540

The following is an aging analysis of loans and leases, disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
	(in thousands)
September 30, 2019
Real estate loans:
Commercial property
Retail	$117	$142	$—	$259	$864,791	$865,050
Hospitality	—	—	138	138	850,731	850,869
Other	39	(4)	—	35	1,417,027	1,417,062
Total commercial property loans	156	138	138	432	3,132,549	3,132,981
Construction	—	—	—	—	76,770	76,770
Residential property	2,097	1,290	545	3,932	432,644	436,576
Total real estate loans	2,253	1,428	683	4,364	3,641,963	3,646,327
Commercial and industrial loans:
Commercial term	368	124	121	613	187,477	188,090
Commercial lines of credit	—	95	—	95	219,305	219,400
International loans	—	—	—	—	33,719	33,719
Total commercial and industrial loans	368	219	121	708	440,501	441,209
Leases receivable	4,725	1,279	1,881	7,885	459,892	467,777
Consumer loans	—	—	—	—	14,524	14,524
Total loans and leases receivable	$7,346	$2,926	$2,685	$12,957	$4,556,880	$4,569,837

December 31, 2018
Real estate loans:
Commercial property
Retail	$221	$—	$986	$1,207	$905,053	$906,260
Hospitality	65	1,203	1,893	3,161	827,518	830,679
Other	816	206	1,205	2,227	1,447,043	1,449,270
Total commercial property loans	1,102	1,409	4,084	6,595	3,179,614	3,186,209
Construction	—	—	—	—	71,583	71,583
Residential property	3,947	273	44	4,264	496,299	500,563
Total real estate loans	5,049	1,682	4,128	10,859	3,747,496	3,758,355
Commercial and industrial loans:
Commercial term	334	49	1,117	1,500	205,191	206,691
Commercial lines of credit	—	—	587	587	193,445	194,032
International loans	—	—	—	—	29,180	29,180
Total commercial and industrial loans	334	49	1,704	2,087	427,816	429,903
Leases receivable	4,681	845	3,737	9,263	389,595	398,858
Consumer loans	146	—	—	146	13,278	13,424
Total loans and leases receivable	$10,210	$2,576	$9,569	$22,355	$4,578,185	$4,600,540

As of September 30, 2019 and December 31, 2018, there were $544,000 and $4,000, respectively, of loans and leases that were 90 days or more past due and accruing interest.

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
	(in thousands)
September 30, 2019
Real estate loans:
Commercial property
Retail	$1,136	$1,217	$705	$431	$32
Hospitality	1,404	1,833	1,167	237	27
Other	16,536	16,931	16,358	178	13
Total commercial property loans	19,076	19,981	18,230	846	72
Construction	27,446	28,000	—	27,446	14,709
Residential property	1,449	1,584	1,412	38	—
Total real estate loans	47,971	49,565	19,642	28,330	14,781
Commercial and industrial loans	13,692	14,071	—	13,692	1,270
Leases receivable	4,303	4,340	474	3,828	1,049
Consumer loans	1,325	1,601	1,245	79	1
Total	$67,291	$69,577	$21,361	$45,929	$17,101

December 31, 2018
Real estate loans:
Commercial property
Retail	$2,166	$2,207	$1,894	$272	$—
Hospitality	4,282	5,773	4,032	250	—
Other	7,525	8,016	6,253	1,272	1
Total commercial property loans	13,973	15,996	12,179	1,794	1
Residential property	788	929	788	—	—
Total real estate loans	14,761	16,925	12,967	1,794	1
Commercial and industrial loans	4,396	4,601	1,644	2,752	428
Leases receivable	5,129	5,162	1,256	3,873	1,383
Consumer loans	839	1,073	746	93	—
Total	$25,125	$27,761	$16,613	$8,512	$1,812

	Three Months Ended		Nine Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
September 30, 2019
Real estate loans:
Commercial property
Retail	$1,168	$6	$1,041	$11
Hospitality	1,499	—	2,145	—
Other	10,208	26	9,194	167
Total commercial property loans	12,875	32	12,380	178
Construction	27,674	—	15,447	249
Residential property	1,552	10	1,436	29
Total real estate loans	42,101	42	29,263	456
Commercial and industrial loans	13,892	15	21,220	506
Leases receivable	4,543	14	4,431	27
Consumer loans	1,482	9	1,502	29
Total	$62,018	$80	$56,416	$1,018

September 30, 2018
Real estate loans:
Commercial property
Retail	$2,671	$93	$1,936	$141
Hospitality	7,146	104	7,639	376
Other	8,659	187	8,021	430
Total commercial property loans	18,476	384	17,596	947
Residential property	1,966	23	2,269	80
Total real estate loans	20,442	407	19,865	1,027
Commercial and industrial loans	3,819	40	3,266	119
Leases receivable	5,424	11	5,072	33
Consumer loans	1,018	17	1,031	45
Total	$30,703	$475	$29,234	$1,224

The following is a summary of interest foregone on impaired loans and leases for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms	$916	$819	$2,407	$2,150
Less: Interest income recognized on impaired loans and leases	(80)	(475)	(1,018)	(1,224)
Interest foregone on impaired loans and leases	$836	$344	$1,389	$926

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

The following table details nonaccrual loans and leases, disaggregated by loan class, as of the dates indicated:

	September 30, 2019	December 31, 2018
	(in thousands)
Real estate loans:
Commercial property
Retail	$986	$865
Hospitality	1,404	3,625
Other	15,067	1,641
Total commercial property loans	17,457	6,131
Construction	27,446	—
Residential property	838	182
Total real estate loans	45,741	6,313
Commercial and industrial loans	13,447	3,337
Leases receivable	4,303	5,129
Consumer loans	703	746
Total nonaccrual loans and leases	$64,194	$15,525

The following table details nonperforming assets as of the dates indicated:

	September 30, 2019	December 31, 2018
	(in thousands)
Nonaccrual loans and leases	$64,194	$15,525
Loans and leases 90 days or more past due and still accruing	544	4
Total nonperforming loans and leases	64,738	15,529
Other real estate owned (“OREO”)	330	663
Total nonperforming assets	$65,068	$16,192

OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

Troubled Debt Restructurings

The following table details TDRs loans as of September 30, 2019 and December 31, 2018:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
September 30, 2019
Real estate loans	$1,927	$142	$28,141	$13,926	$44,136	$2,081	$—	$—	$—	$2,081
Commercial and industrial loans	—	156	12,527	323	13,006	—	36	83	127	246
Consumer loans	703	—	—	—	703	542	—	79	—	621
Total	$2,630	$298	$40,668	$14,249	$57,845	$2,623	$36	$162	$127	$2,948

December 31, 2018
Real estate loans	$462	$1,423	$174	$—	$2,059	$3,345	$—	$1,148	$741	$5,234
Commercial and industrial loans	265	107	669	430	1,471	—	166	386	150	702
Consumer loans	746	—	—	—	746	—	—	93	—	93
Total	$1,473	$1,530	$843	$430	$4,276	$3,345	$166	$1,627	$891	$6,029

As of September 30, 2019 and December 31, 2018, total TDRs were $60.8 million and $10.3 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered, to the borrower for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured, such as reducing the amount of principal and interest due monthly, and/or allowing for interest only monthly payments for three months or more or other payment structure modifications. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. The allowance for loan and lease losses included $15.9 million of specific allowances at September 30, 2019 and $313,000 of specific allowances at December 31, 2018 relating to TDR loans.

There were $44.0 million of commercial real estate loans (eight loans), $12.6 million of commercial loans (two loans) and one consumer loan for $0.5 million that were modified during the twelve-month period ended September 30, 2019. None of these loans defaulted nor were charged off subsequent to their restructuring during the twelve-month period ended September 30, 2019. The troubled debt restructurings described above increased the allowance by $15.7 million during the twelve-month period ended September 30, 2019.

For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

Note 4 — Servicing Assets and Liabilities

The changes in servicing assets and liabilities for the three months ended September 30, 2019 and 2018 were as follows:

	2019	2018
	(in thousands)
Servicing assets:
Balance at beginning of period	$7,567	$9,255
Addition related to sale of SBA loans	517	378
Amortization	(648)	(755)
Balance at end of period	$7,436	$8,878

Servicing liabilities:
Balance at beginning of period	$1,238	$1,837
Amortization	(93)	(172)
Balance at end of period	$1,145	$1,665

The changes in servicing assets and liabilities for the nine months ended September 30, 2019 and 2018 were as follows:

	2019	2018
	(in thousands)
Servicing assets:
Balance at beginning of period	$8,520	$10,218
Addition related to sale of SBA loans	1,177	1,219
Amortization	(2,261)	(2,559)
Balance at end of period	$7,436	$8,878

Servicing liabilities:
Balance at beginning of period	$1,517	$2,217
Amortization	(372)	(552)
Balance at end of period	$1,145	$1,665

At September 30, 2019 and December 31, 2018, we serviced loans sold to unaffiliated parties in the amounts of $433.6 million and $448.6 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.1 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively. The Company recorded servicing fee income of $3.3 million and $3.5 million for the nine months ended September 30, 2019 and 2018, respectively. Servicing fee income, net of the amortization of servicing assets and liabilities, is included in other operating income in the consolidated statements of income. Net amortization expense was $557,000 and $583,000 for the three months ended September 30, 2019 and 2018, respectively, and $1.9 million and $2.0 million for the nine months ended September 30, 2019 and 2018, respectively.
Note 5 — Income Taxes

The Company’s income tax expense was $4.3 million and $6.3 million representing an effective income tax rate of 25.9 percent and 28.0 percent for the three months ended September 30, 2019 and 2018, respectively. The Company's income tax expense was $11.8 million and $17.9 million representing an effective income tax rate of 28.5 percent and 27.8 percent for the nine months ended September 30, 2019 and 2018, respectively.

Management concluded that as of September 30, 2019 and December 31, 2018, a valuation allowance of $4.9 million was appropriate against certain state net operating losses and certain tax credits. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. A net deferred tax asset of $22.6 million and $27.4 million and a net current tax asset of $8.0 million and $8.3 million as of September 30, 2019 and December 31, 2018, respectively, are included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets.

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

Note 6 — Borrowings and Subordinated Debentures

Borrowings

At September 30, 2019, the Bank had $75.0 million in term advances outstanding with the FHLB with a weighted average interest rate of 1.71%. At December 31, 2018, the Bank had $55.0 million of FHLB overnight advances with a weighted average rate of 1.94%. The interest expense for the three and nine months ended September 30, 2019 were $367,000 and $439,000, respectively, and $1.3 million and $3.0 million, respectively, for the same periods in the prior year.

	September 30, 2019		December 31, 2018
($ in thousands)	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
Overnight advances	$—	—%	$55,000	1.94%
Advances due within 12 months	25,000	1.75%	—	—%
Advances due over 12 months through 24 months	25,000	1.66%	—	—%
Advances due over 24 months through 36 months	25,000	1.72%	—	—%
Borrowings	$75,000	1.71%	$55,000	1.94%

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $1.2 billion of loans pledged as collateral with the FHLB, which provides $1.0 billion in borrowing capacity, of which $769.6 million remained available at September 30, 2019.

The Bank also has securities with market values of $30.2 million pledged with the Federal Reserve Bank (“FRB”), which provides $29.6 million in available borrowing capacity through the Fed Discount Window. There were no outstanding borrowings with the FRB as of September 30, 2019 and December 31, 2018.

Subordinated Debentures
The Company issued Fixed-to-Floating Subordinated Notes (the “Notes”) of $100.0 million on March 21, 2017, with a final maturity on March 30, 2027.  The Notes have an initial fixed interest rate of 5.45% per annum, payable semi-annually on March 30 and September 30 of each year.  From and including March 30, 2022 and thereafter, the Notes bear interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.315% payable quarterly. If the then current three-month LIBOR is less than zero, three-month LIBOR will be deemed to be zero. Debt issuance cost was $2.3 million, which is being amortized through the Notes' maturity date. At September 30, 2019 and December 31, 2018, the balance of Notes included in the Company's consolidated balance sheet, net of debt issuance cost, was $98.3 million and $98.1 million, respectively. The amortization of debt issuance cost was $49,000 and $46,000 for the three months ended September 30, 2019 and 2018, respectively, and $144,000 and $136,000 for the nine months ended September 30, 2019 and 2018, respectively.
The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of the acquisition of Central Bancorp Inc. (“CBI”) in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures' maturity date of March 15, 2036. CBI formed a trust in 2005 and issued $26.0 million of Trust Preferred Securities (“TPS”) at 6.26 percent fixed rate for the first five years and a variable rate at the three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At September 30, 2019 and December 31, 2018, the balance of Subordinated Debentures included in the Company's consolidated balance sheets, net of discount of $6.9 million and $7.1 million, was $19.9 million and $19.7 million, respectively. The amortization of discount was $96,000 and $92,000 for the three months ended September 30, 2019, and 2018, respectively, and $280,000 and $264,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic EPS	(dollars in thousands, except per share amounts)
Net income	$12,376	$16,081	$29,704	$46,484
Less: income allocated to unvested restricted stock	101	101	193	284
Income allocated to common shares	$12,275	$15,980	$29,511	$46,200
Weighted-average shares for basic EPS	30,830,445	32,155,132	30,736,456	32,171,558
Basic EPS	$0.40	$0.50	$0.96	$1.44

Effect of dilutive securities-options and unvested restricted stock	28,674	120,145	32,704	134,482

Diluted EPS
Income allocated to common shares	12,275	15,980	29,511	46,200
Weighted-average shares for diluted EPS	30,859,119	32,275,277	30,769,160	32,306,041
Diluted EPS	$0.40	$0.50	$0.96	$1.43

(1)	Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

There were no anti-dilutive options and shares of unvested restricted stock outstanding for the three and nine months ended September 30, 2019 or 2018.

Note 8 – Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income for the three months ended September 30, 2019 and 2018 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Tax (Expense) Benefit	Total
	(in thousands)
September 30, 2019
Balance at beginning of period	$3,336	$(961)	$2,375
Other comprehensive loss before reclassification	1,873	(540)	1,333
Reclassification from accumulated other comprehensive income	—	—	—
Period change	1,873	(540)	1,333
Balance at end of period	$5,209	$(1,501)	$3,708

September 30, 2018
Balance at beginning of period	$(13,092)	$3,768	$(9,324)
Other comprehensive loss before reclassification	(2,750)	798	(1,952)
Reclassification from accumulated other comprehensive income	(19)	—	(19)
Period change	(2,769)	798	(1,971)
Balance at end of period	$(15,861)	$4,566	$(11,295)

For the three months ended September 30, 2018, there was a $19,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $19,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized gain of $21,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period. No such reclassification from accumulated other comprehensive income to gains in earnings and no unrealized gain (loss) existed for the three months ended September 30, 2019.

Activity in accumulated other comprehensive income for the nine months ended September 30, 2019 and 2018 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Tax Benefit (Expense)	Total
	(in thousands)
September 30, 2019
Balance at beginning of period	$(8,536)	$2,457	$(6,079)
Other comprehensive loss before reclassification	15,040	(3,958)	11,082
Reclassification from accumulated other comprehensive income	(1,295)	—	(1,295)
Period change	13,745	(3,958)	9,787
Balance at end of period	$5,209	$(1,501)	$3,708

September 30, 2018
Balance at beginning of period	$(3,188)	$1,319	$(1,869)
Other comprehensive loss before reclassification	(13,115)	3,793	(9,322)
Reclassification from accumulated other comprehensive income	(87)	—	(87)
Adjustment to accumulated other comprehensive income related to adoption of ASU 2016-01 and 2018-02 (see Notes 2 and 5)	529	(546)	(17)
Period change	(12,673)	3,247	(9,426)
Balance at end of period	$(15,861)	$4,566	$(11,295)

For the nine months ended September 30, 2019, there was a $1.3 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $1.3 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of securities under noninterest income. Net unrealized gains of $586,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period.

For the nine months ended September 30, 2018, there was a $87,000 reclassification from accumulated other comprehensive loss to reduction in earnings resulting from the sale of available-for-sale securities. The $87,000 reclassification adjustment out of accumulated other comprehensive income was included in net loss on sales of securities under noninterest income. Net unrealized gains of $116,000 related to these sold securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period.

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

At September 30, 2019, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5% became effective on January 1, 2019, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 6.65% and 6.19% and the Company's capital conservation buffer was 5.91% and 5.74% as of September 30, 2019 and December 31, 2018, respectively.

The capital ratios of Hanmi Financial and the Bank as of September 30, 2019 and December 31, 2018 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2019
Total capital (to risk-weighted assets):
Hanmi Financial	$717,941	15.07%	$381,070	8.00%	N/A	N/A
Hanmi Bank	$695,826	14.65%	$379,905	8.00%	$474,882	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$567,397	11.91%	$285,803	6.00%	N/A	N/A
Hanmi Bank	$643,571	13.55%	$284,929	6.00%	$379,905	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$547,454	11.49%	$214,352	4.50%	N/A	N/A
Hanmi Bank	$643,571	13.55%	$213,697	4.50%	$308,673	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$567,397	10.43%	$217,528	4.00%	N/A	N/A
Hanmi Bank	$643,571	11.86%	$217,080	4.00%	$271,351	5.00%

December 31, 2018
Total capital (to risk-weighted assets):
Hanmi Financial	$682,398	14.54%	$375,449	8.00%	N/A	N/A
Hanmi Bank	$664,195	14.19%	$374,538	8.00%	$468,173	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$550,839	11.74%	$281,587	6.00%	N/A	N/A
Hanmi Bank	$630,782	13.47%	$280,904	6.00%	$374,538	8.00%
Common equity Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$531,177	11.32%	$211,190	4.50%	N/A	N/A
Hanmi Bank	$630,782	13.47%	$210,678	4.50%	$304,312	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$550,839	10.18%	$216,526	4.00%	N/A	N/A
Hanmi Bank	$630,782	11.67%	$216,265	4.00%	$270,331	5.00%

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

Loans held for sale - Loans held for sale are all SBA loans and carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At September 30, 2019 and December 31, 2018, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2019 and December 31, 2018, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(in thousands)
September 30, 2019
Assets:
Securities available for sale:
U.S. Treasury securities	$40,169	$—	$—	$40,169
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	399,474	—	399,474
Collateralized mortgage obligations	—	164,999	—	164,999
Debt securities	—	17,173	—	17,173
Total U.S. government agency and sponsored agency obligations	—	581,646	—	581,646
Municipal bonds-tax exempt	—	—	—	—
Total securities available for sale	$40,169	$581,646	$—	$621,815

December 31, 2018
Assets:
Securities available for sale:
U.S. Treasury securities	$39,830	$—	$—	$39,830
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	295,034	—	295,034
Collateralized mortgage obligations	—	122,292	—	122,292
Debt securities	—	7,402	—	7,402
Total U.S. government agency and sponsored agency obligations	—	424,728	—	424,728
Municipal bonds-tax exempt	—	110,350	—	110,350
Total securities available for sale	$39,830	$535,078	$—	$574,908

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of September 30, 2019 and December 31, 2018, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Nine Months Ended September 30, 2019
	(in thousands)
September 30, 2019
Assets:
Impaired loans (1)	$—	$—	$24,264	$15,948
OREO	—	—	330	—

December 31, 2018
Assets:
Impaired loans (2)	$—	$3,253	$1,957	$1,184
OREO	—	663	—	—

(1)	Consist of real estate loans of $12.7 million and commercial and industrial loans of $11.5 million.

(2)	Consist of real estate loans of $3.5 million, commercial and industrial loans of $1.7 million.

The fair value of the Level 3 impaired loans at September 30, 2019 were determined utilizing the fair value measurement methodology for assets measured on a non-recurring basis. The impaired loans measured at fair value at September 30, 2019 consisted of one commercial real estate loan with a fair value of $12.7 million and one commercial and industrial loan with a fair value of $11.5 million. The fair value of collateral dependent loans are determined on a non-recurring basis using either the sales comparison approach or the income approach by obtaining third party appraisals.

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

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). This standard, among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we have concluded that the carrying amounts approximate fair value, the fair value estimates shown below are based on an exit price notion as of September 30, 2019, as required by ASU 2016-01. The financial instruments for which we have concluded that the carrying amounts approximate fair value include, cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits. The fair values of off-balance sheet items are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.

The estimated fair values of financial instruments were as follows:

	September 30, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$150,678	$150,678	$—	$—
Securities available for sale	621,815	40,169	581,646	—
Loans held for sale	6,598	—	7,078	—
Loans and leases receivable, net of allowance for loan and lease losses	4,519,125	—	—	4,539,227
Accrued interest receivable	11,723	11,723	—	—
Financial liabilities:
Noninterest-bearing deposits	1,388,121	—	1,388,121	—
Interest-bearing deposits	3,302,020	—	—	3,314,224
Borrowings and subordinated debentures	193,232	—	195,860
Accrued interest payable	10,076	10,076	—	—

	December 31, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$155,376	$155,376	$—	$—
Securities available for sale	574,908	39,830	535,078	—
Loans held for sale	9,390	—	9,905	—
Loans and leases receivable, net of allowance for loan and lease losses	4,568,566	—	—	4,518,716
Accrued interest receivable	13,331	13,331	—	—
Financial liabilities:
Noninterest-bearing deposits	1,284,530	—	1,284,530	—
Interest-bearing deposits	3,462,705	—	—	3,458,523
Borrowings and subordinated debentures	172,808	—	98,020	54,939
Accrued interest payable	11,379	11,379	—	—

Note 11 — Share-Based Compensation

Share-Based Compensation Expense

For the three months ended September 30, 2019 and 2018, share-based compensation expenses were $895,000 and $850,000, respectively, and net tax benefits recognized from stock option and restricted stock awards were $268,000 and $238,000, respectively. For the nine months ended September 30, 2019 and 2018, share-based compensation expenses were $2.3 million and $2.7 million, respectively, and net tax benefits recognized from stock option and restricted stock awards were $680,000 and $746,000, respectively. Excess tax benefits (incremental tax charges) relating to the Company's vested or exercised share-based compensation are recognized as income tax expense in the consolidated statement of income.

Unrecognized Share-Based Compensation Expense

As of September 30, 2019, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)
Restricted stock awards	$5,329	2.1 years

There was no unrecognized share-based compensation expense for stock options at September 30, 2019.

Stock Option Awards

The table below provides stock option information for the three months ended September 30, 2019:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
				(in thousands)
Options outstanding at beginning of period	336,438	$17.55	4.4 years	$1,162	(1)
Options exercised	(180,000)	$16.43	4.2 years	754
Options outstanding at end of period	156,438	$18.84	4.4 years	$407	(2)

Options exercisable at end of period	156,438	$18.84	4.4 years	$407	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $22.27 as of June 30, 2019, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $18.78 as of September 30, 2019, over the exercise price, multiplied by the number of options.

There were 180,000 stock options exercised during the three months ended September 30, 2019 and no stock options exercised during the three months ended September 30, 2018.

The table below provides stock option information for the nine months ended September 30, 2019:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
				(in thousands)
Options outstanding at beginning of period	338,338	$17.52	4.6 years	$1,356	(1)
Options exercised	(181,900)	$16.38	4.6 years	604
Options outstanding at end of period	156,438	$18.84	4.4 years	$407	(2)

Options exercisable at end of period	156,438	$18.84	4.4 years	$407	(2)

(1)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $19.70 as of December 31, 2018, over the exercise price, multiplied by the number of options.

(2)
Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $18.78 as of September 30, 2019, over the exercise price, multiplied by the number of options.

There were 181,900 and 25,750 stock options exercised during the nine months ended September 30, 2019 and 2018.

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

The table below provides information for restricted stock awards for the period indicated:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	286,199	$23.19	304,595	$21.98
Restricted stock granted	20,914	$22.09	172,609	22.17
Restricted stock vested	(4,105)	$25.60	(90,064)	27.99
Restricted stock forfeited	(1,044)	$23.29	(85,176)	11.74
Restricted stock at end of period	301,964	$23.07	301,964	23.07

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

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	September 30, 2019	December 31, 2018
	(in thousands)
Commitments to extend credit	$346,182	$325,100
Standby letters of credit	32,585	32,500
Commercial letters of credit	6,380	13,848
Total undisbursed loan commitments	$385,147	$371,448

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

Activity in the allowance for loan off-balance sheet items was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$1,333	$1,357	$1,439	$1,296
Provision (income)	209	—	103	61
Balance at end of period	$1,542	$1,357	$1,542	$1,357

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
The Company's noninterest income primarily includes service charges on deposit accounts, trade finance and other service charges and fees, servicing income, bank-owned life insurance income and gains or losses on sale of SBA loans and securities. Based on our assessment of revenue streams related to the Company's noninterest income, we concluded that the Company's performance obligations for such revenue streams are typically satisfied as services are rendered. If applicable, the Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers and records contract assets when services are provided to customers before payment is received or before payment is due. The Company’s noninterest revenue streams are largely based on transactional activities and since the Company generally receives payments for its services during the period or at the time services are provided, there are no contract asset or receivable balances as of September 30, 2019. Consideration is often received immediately or shortly after the Company satisfies its performance obligations and revenue is recognized.
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

In determining whether a contract contained a lease, we determined whether an arrangement was or included a lease at contract inception. Operating lease right-of-use asset and liability were recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. The opening balance for both our right-of-use asset and lease liability were $40.9 million as of the adoption date of January 1, 2019 and the outstanding balances were $38.2 million and $38.8 million, respectively, as of September 30, 2019.

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

The following table presents the Company's right-of-use asset and lease liability for the period indicated:

September 30, 2019
(in thousands)
Assets
Total right-of-use assets - Operating leases	$38,211

Liabilities
Total lease liabilities - Operating leases	$38,767

The Company's right-of-use asset is included in prepaid expenses and other assets and our lease liability is included in accrued expenses and other liabilities in the accompanying consolidated balance sheet.

The following table presents the Company's lease costs for the periods indicated:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in thousands)
Operating lease cost (1)	$2,089	$5,956
Sublease income (2)	(33)	(99)
Net lease cost	$2,056	$5,857

(1)	Includes short-term leases and variable lease costs, which are recorded in rent expense.

(2)	Includes rental income from leased properties, which are included as contra-expense in rent expense.

The following table presents the Company's remaining lease liability by maturity as of September 30, 2019:

Operating Leases
(in thousands)

2019	$1,902
2020	6,374
2021	5,129
2022	4,843
2023	4,735
Thereafter	21,727
44,710
Interest	(5,943)
Present value of lease liability	$38,767

Weighted average remaining leases terms for the Company's operating leases were 8.63 years as of September 30, 2019. Weighted average discount rates used for the Company's operating leases was 3.24 percent as of September 30, 2019. Net lease expense recognized for the three and nine months ended September 30, 2019 was $2.1 million and $5.9 million, respectively. The Company chose the practical expedients and reviewed the lease and non-lease components for any impairment or otherwise, subsequently determining that no cumulative-effect adjustment to equity was necessary as part of implementing the modified retrospective approach for its adoption of ASC 842.

Cash paid, and included in cash flows from operating activities, for amounts included in the measurement of the lease liability for the Company's operating leases for the three and nine months ended September 30, 2019 was $1.9 million and $5.3 million, respectively.

Note 15 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. Other than as disclosed above, there have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q for the period ended September 30, 2019, or would be required to be recognized in the unaudited consolidated financial statements as of September 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three and nine months ended September 30, 2019. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended September 30, 2019 (this “Report”).

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

Selected Financial Data

The following table sets forth certain selected financial data for the periods indicated:

	As of or for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share data)
Summary balance sheets:
Cash and due from banks	$150,678	$159,617	$150,678	$159,617
Securities	621,815	572,236	621,815	572,236
Loans and leases receivable, net (1)	4,519,125	4,551,207	4,519,125	4,551,207
Assets	5,527,982	5,487,042	5,527,982	5,487,042
Deposits	4,690,141	4,614,422	4,690,141	4,614,422
Liabilities	4,953,455	4,919,294	4,953,455	4,919,294
Stockholders’ equity	574,527	567,748	574,527	567,748
Tangible equity	562,577	555,475	562,577	555,475
Average loans and leases receivable (2)	4,519,770	4,551,284	4,514,707	4,426,369
Average securities	630,450	589,939	616,503	590,062
Average assets	5,461,617	5,453,465	5,465,992	5,329,532
Average deposits	4,631,427	4,481,344	4,697,833	4,394,777
Average stockholders’ equity	566,175	584,637	565,010	575,896

Per share data:
Earnings per share – basic	$0.40	$0.50	$0.96	$1.44
Earnings per share – diluted	$0.40	$0.50	$0.96	$1.43
Book value per share (3)	$18.43	$17.69	$18.43	$17.69
Tangible book value per share (4)	$18.05	$17.31	$18.05	$17.31
Cash dividends per share	$0.24	$0.24	$0.72	$0.72
Common shares outstanding	31,173,881	32,087,236	31,173,881	32,087,236

Performance ratios:
Return on average assets (5) (13)	0.90%	1.17%	0.73%	1.17%
Return on average stockholders’ equity (6) (13)	8.67%	10.91%	7.03%	10.79%
Net interest margin (7)	3.36%	3.48%	3.39%	3.59%
Efficiency ratio (8)	64.04%	56.28%	60.10%	57.47%
Dividend payout ratio (9)	60.00%	48.00%	75.00%	50.00%
Average stockholders’ equity to average assets	10.37%	10.72%	10.34%	10.81%
Tangible common equity to tangible assets (10)	10.20%	10.15%	10.20%	10.15%

Asset quality ratios:
Nonperforming loans and leases to loans and leases, net (11)	1.43%	0.40%	1.43%	0.40%
Nonperforming assets to assets (12)	1.18%	0.35%	1.18%	0.35%
Net loan and lease (charge-offs) recoveries to average loans and leases	(0.02)%	0.03%	(0.02)%	0.03%
Allowance for loan lease losses to loans and leases	1.11%	0.69%	1.11%	0.69%
Allowance for loan and lease losses to nonperforming loans and leases	78.33%	173.30%	78.33%	173.30%

	As of or for the
	Three Months Ended September 30,		Nine Months Ended September 30,
Capital ratios:	2019	2018	2019	2018
Total risk-based capital:
Hanmi Financial	15.07%	15.01%	15.07%	15.01%
Hanmi Bank	14.65%	14.76%	14.65%	14.76%
Tier 1 risk-based capital:
Hanmi Financial	11.91%	12.21%	11.91%	12.21%
Hanmi Bank	13.55%	14.05%	13.55%	14.05%
Common equity Tier 1 capital:
Hanmi Financial	11.49%	11.79%	11.49%	11.79%
Hanmi Bank	13.55%	14.05%	13.55%	14.05%
Tier 1 leverage:
Hanmi Financial	10.43%	10.53%	10.43%	10.53%
Hanmi Bank	11.86%	12.11%	11.86%	12.11%

(1)	Excludes loans held for sale and net of allowance for loan and lease losses.

(2)	Includes loans held for sale and before allowance for loan and lease losses.

(3)	Stockholders’ equity divided by shares of common stock outstanding.

(4)	Tangible equity divided by common shares outstanding. Tangible equity is a Non-GAAP financial measure, as discussed in the following section.

(5)	Net income divided by average assets.

(6)	Net income divided by average stockholders’ equity.

(7)	Net interest income divided by average interest-earning assets. Computed on a tax-equivalent basis using the statutory federal tax rate.

(8)	Noninterest expense divided by the sum of net interest income and noninterest income.

(9)	Dividends declared per share divided by basic earnings per share.

(10)	Tangible common equity divided by tangible assets. Tangible equity and tangible assets are Non-GAAP financial measures, as discussed in the following section.

(11)	Nonperforming loans and leases, excluding loans held for sale, consist of nonaccrual loans and leases, and loans and leases past due 90 days or more still accruing interest.

(12)	Nonperforming assets consist of nonperforming loans and leases and real estate owned.

(13)	Calculation based on annualized net income.

Non-GAAP Financial Measures

The Company provides certain supplemental financial information by methods other than in accordance with U.S. GAAP, including tangible assets, tangible stockholders' equity and tangible book value per share. These non-GAAP measures are used by management in analyzing Hanmi Financial’s capital strength.

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

Tangible Assets, Tangible Stockholders’ Equity and Tangible Book Value Per Share

The following table reconciles these non-GAAP performance measures to the most comparable GAAP performance measures as of the dates indicated:

	September 30,
	2019	2018
	(in thousands, except per share data)
Total assets	$5,527,982	$5,487,042
Less goodwill and other intangible assets	(11,950)	(12,273)
Tangible assets	$5,516,032	$5,474,769

Total stockholders’ equity (1)	$574,527	$567,748
Less goodwill and other intangible assets	(11,950)	(12,273)
Tangible stockholders' equity (1)	$562,577	$555,475

Stockholders' equity to assets	10.39%	10.35%
Tangible common equity to tangible assets (1)	10.20%	10.15%
Common shares outstanding	31,173,881	32,087,236

Book value per share	$18.43	$17.69
Effect of goodwill and other intangible assets	(0.38)	(0.38)
Tangible common equity per common share	$18.05	$17.31

(1) There were no preferred shares outstanding at the periods indicated.

Executive Overview

Net income was $12.4 million, or $0.40 per diluted share, for the three months ended September 30, 2019 compared with $16.1 million, or $0.50 per share, for the same period a year ago. The decline in net income for the quarter reflects primarily an increase in noninterest expenses and an increase in the provision for loan and lease losses.
    Net income for the nine months ended September 30, 2019 was $29.7 million, or $0.96 per diluted share compared with $46.5 million, or $1.43 per diluted share. The decline in net income for the nine-month period reflects primarily an increase in the provision for loan and lease losses during the second quarter of 2019 arising from a $15.7 million specific allowance relating to a $40.0 million troubled loan relationship comprised of a $27.5 million land loan and a $12.5 business loan.
Other financial highlights include the following:
Loans and leases receivable, before the allowance for loan and lease losses, were $4.57 billion at September 30, 2019 compared with $4.60 billion at December 31, 2018.
Deposits were $4.69 billion at September 30, 2019 compared with $4.75 billion at December 31, 2018.
Return on average assets for the three months ended September 30, 2019 and 2018 was 0.90% and 1.17%, respectively, while the return on average stockholders’ equity was 8.67% and 10.91% for the same respective periods.
Return on average assets for the nine months ended September 30, 2019 and 2018 was 0.73% and 1.17%, respectively, while the return on average stockholders’ equity was 7.03% and 10.79% for the same respective periods.
Tangible book value per share was $18.05 at September 30, 2019 compared with $17.47 at December 31, 2018; tangible stockholders’ equity to tangible assets was 10.20% at September 30, 2019 compared with 9.84% at December 31, 2018.
The Bank continues to be well-capitalized at September 30, 2019 with a Total risk-based capital ratio of 14.65%, a Tier-1 risk-based capital ratio of 13.55%, a Common equity Tier 1 capital ratio of 13.55% and a Tier 1 leverage ratio of 11.86%.

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

The following table shows: the average balance of assets, liabilities and stockholders’ equity; the amount of interest income, on a tax-equivalent basis, and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases receivable (1)	$4,519,770	$57,929	5.08%	$4,551,284	$56,361	4.91%
Securities (2)	630,450	3,769	2.39%	589,939	3,408	2.31%
FHLB stock	16,385	286	6.93%	16,385	286	6.93%
Interest-bearing deposits in other banks	35,140	193	2.18%	30,368	151	1.97%
Total interest-earning assets	5,201,745	62,177	4.74%	5,187,976	60,206	4.60%
Noninterest-earning assets:
Cash and due from banks	99,492			124,072
Allowance for loan and lease losses	(49,762)			(32,172)
Other assets	210,142			173,589
Total assets	$5,461,617			$5,453,465
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$82,665	$31	0.15%	$92,090	$36	0.16%
Money market and savings	1,555,639	6,180	1.58%	1,377,739	4,011	1.16%
Time deposits	1,692,419	9,784	2.29%	1,687,827	7,647	1.80%
Total interest-bearing deposits	3,330,723	15,995	1.91%	3,157,656	11,694	1.47%
Borrowings	74,239	367	1.96%	240,054	1,264	2.09%
Subordinated debentures	118,145	1,757	5.92%	117,584	1,749	5.92%
Total interest-bearing liabilities	3,523,107	18,119	2.04%	3,515,294	14,707	1.66%
Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,300,704			1,323,688
Other liabilities	71,631			29,846
Stockholders’ equity	566,175			584,637
Total liabilities and stockholders’ equity	$5,461,617			$5,453,465
Net interest income (taxable equivalent basis)		$44,058			$45,499
Cost of deposits (3)			1.37%			1.04%
Net interest spread (taxable equivalent basis) (4)			2.70%			2.94%
Net interest margin (taxable equivalent basis) (5)			3.36%			3.48%

(1)	Loans and leases receivable include loans held for sale and exclude the allowance for loan and lease losses. Nonaccrual loans and leases are included in the average loan and lease balance.

(2)	Amounts calculated on a fully taxable equivalent basis using the federal tax rate in effect for the periods presented.

(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended
	September 30, 2019 vs. September 30, 2018
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans and leases receivable	$(398)	$1,966	$1,568
Securities	239	122	361
FHLB stock	—	—	—
Interest-bearing deposits in other banks	25	17	42
Total interest and dividend income (taxable equivalent)	$(134)	$2,105	$1,971
Interest expense:
Demand: interest-bearing	$(3)	$(2)	$(5)
Money market and savings	574	1,595	2,169
Time	21	2,116	2,137
Borrowings	(824)	(73)	(897)
Subordinated debentures	7	1	8
Total interest expense	$(225)	$3,637	$3,412
Change in net interest income (taxable equivalent)	$91	$(1,532)	$(1,441)

Interest and dividend income, on a taxable equivalent basis, increased $2.0 million, or 3.3 percent, to $62.2 million for the three months ended September 30, 2019 from $60.2 million for the same period in 2018. Interest expense increased $3.4 million, or 23.2 percent, to $18.1 million for the three months ended September 30, 2019 from $14.7 million for the same period in 2018. For the three months ended September 30, 2019 and 2018, net interest income, on a taxable equivalent basis, was $44.1 million and $45.5 million, respectively. Net interest income decreased during the three months ended September 30, 2019 compared with the same period in 2018 mainly due to increases in average rates paid on interest-bearing deposits. The net interest spread and net interest margin, on a taxable equivalent basis, for the three months ended September 30, 2019 were 2.70 percent and 3.36 percent, respectively, compared with 2.94 percent and 3.48 percent, respectively, for the same period in 2018.

The average balance of interest-earning assets increased $13.8 million, or 0.27 percent, to $5.20 billion for the three months ended September 30, 2019 from $5.19 billion for the same period in 2018. The average balance of loans and leases decreased $31.5 million, or 0.69 percent, to $4.52 billion for the three months ended September 30, 2019 from $4.56 billion for the same period in 2018. The average balance of interest-bearing liabilities increased $7.8 million, or 0.22 percent, to $3.52 billion for the three months ended September 30, 2019, compared with $3.52 billion for the same period in 2018.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 14 basis points to 4.74 percent for the three months ended September 30, 2019 from 4.60 percent for the same period in 2018, primarily due to the increase in the general level of interest rates and the mix of interest-earning assets. The average cost of interest-bearing liabilities increased by 38 basis points to 2.04 percent for the three months ended September 30, 2019 from 1.66 percent for the same period in 2018, mainly due to higher market interest rates and a larger percentage of higher-costing time deposits and money market and savings deposits in the portfolio.

The following table shows: the average balance of assets, liabilities and stockholders’ equity; the amount of interest income, on a tax-equivalent basis, and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases receivable (1)	$4,514,707	$173,135	5.13%	$4,426,369	$161,643	4.88%
Securities (2)	616,503	11,141	2.41%	590,062	10,087	2.28%
FHLB stock	16,385	858	7.00%	16,385	858	7.00%
Interest-bearing deposits in other banks	60,240	1,085	2.41%	30,526	398	1.74%
Total interest-earning assets	5,207,835	186,219	4.78%	5,063,342	172,986	4.57%
Noninterest-earning assets:
Cash and due from banks	103,098			123,680
Allowance for loan and lease losses	(38,885)			(32,175)
Other assets	193,944			174,685
Total assets	$5,465,992			$5,329,532
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$83,953	$93	0.15%	$92,009	$72	0.10%
Money market and savings	1,541,548	17,940	1.56%	1,422,514	10,883	1.02%
Time deposits	1,802,303	30,373	2.25%	1,561,541	17,989	1.54%
Total interest-bearing deposits	3,427,804	48,406	1.89%	3,076,064	28,944	1.26%
Borrowings	28,536	439	2.06%	211,264	2,959	1.87%
Subordinated debentures	118,006	5,293	5.97%	117,455	5,170	5.86%
Total interest-bearing liabilities	3,574,346	54,138	2.03%	3,404,783	37,073	1.46%
Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,270,029			1,318,713
Other liabilities	56,607			30,140
Stockholders’ equity	565,010			575,896
Total liabilities and stockholders’ equity	$5,465,992			$5,329,532
Net interest income (taxable equivalent basis)		$132,081			$135,913
Cost of deposits (3)			1.38%			0.88%
Net interest spread (taxable equivalent basis) (4)			2.75%			3.11%
Net interest margin (taxable equivalent basis) (5)			3.39%			3.59%

(1)	Loans and leases receivable include loans held for sale and exclude the allowance for loan and lease losses. Nonaccrual loans and leases are included in the average loan and lease balance.

(2)	Amounts calculated on a fully taxable equivalent basis using the federal tax rate in effect for the periods presented.

(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Nine Months Ended
	September 30, 2019 vs. September 30, 2018
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans and leases receivable	$3,247	$8,245	$11,492
Securities	465	589	1,054
FHLB stock	—	—	—
Interest-bearing deposits in other banks	493	194	687
Total interest and dividend income (taxable equivalent)	$4,205	$9,028	$13,233
Interest expense:
Demand: interest-bearing	$(7)	$28	$21
Money market and savings	969	6,088	7,057
Time	3,093	9,291	12,384
Borrowings	(2,788)	268	(2,520)
Subordinated debentures	25	98	123
Total interest expense	$1,292	$15,773	$17,065
Change in net interest income (taxable equivalent)	$2,913	$(6,745)	$(3,832)

Interest and dividend income, on a taxable equivalent basis, increased $13.2 million, or 7.6 percent, to $186.2 million for the nine months ended September 30, 2019 from $173.0 million for the same period in 2018. Interest expense increased $17.1 million, or 46 percent, to $54.1 million for the nine months ended September 30, 2019 from $37.1 million for the same period in 2018. For the nine months ended September 30, 2019 and 2018, net interest income, on a taxable equivalent basis, was $132.1 million and $135.9 million, respectively. The decrease in net interest income was primarily attributable to the increase in the average rate paid on interest-bearing deposits. The net interest spread and net interest margin, on a taxable equivalent basis, for the nine months ended September 30, 2019 were 2.75 percent and 3.39 percent, respectively, compared with 3.11 percent and 3.59 percent, respectively, for the same period in 2018.

The average balance of interest-earning assets increased $144.5 million, or 2.8 percent, to $5.21 billion for the nine months ended September 30, 2019 from $5.06 billion for the same period in 2018. The increase in interest-earning assets resulted primarily from an increase in loans and leases receivable. The average balance of loans and leases increased $88.3 million, or 2.0 percent, to $4.51 billion for the nine months ended September 30, 2019 from $4.43 billion for the same period in 2018. The average balance of interest-bearing liabilities increased $169.6 million, or 5.0 percent, to $3.57 billion for the nine months ended September 30, 2019, compared with $3.40 billion for the same period in 2018. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase in the average balance of time deposits of $240.8 million and money market and savings deposits of $119.0 million, mainly offset by a decrease in the average balance of borrowings of $182.7 million for the nine months ended September 30, 2019 compared with the same period in 2018.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 21 basis points to 4.78 percent for the nine months ended September 30, 2019 from 4.57 percent for the same period in 2018, primarily due to the increase in the general level of interest rates and the mix of interest-earning assets. The average cost of interest-bearing liabilities increased by 57 basis points to 2.03 percent for the nine months ended September 30, 2019 from 1.46 percent for the same period in 2018, mainly due to higher market interest rates and a larger percentage of higher-costing time deposits in the deposit portfolio.

Provision for Loan and Lease Losses

Due to the credit risks inherent in our lending business, we maintain an allowance for loan and lease losses through charges to earnings. These charges are made not only for our outstanding loan and lease portfolio, but also for off-balance sheet items, such as commitments to extend credit, or letters of credit. The provisions, whether a charge or a credit, made for our outstanding loan a nd lease portfolio are recorded to the allowance for loan and lease losses, whereas charges or credits to other noninterest expense for off-balance sheet items are recorded to the allowance for off-balance sheet items, and are presented as a component of other liabilities.

The provision for loan and lease losses was $1.6 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively. The increase in the provision for loan and lease losses reflects the increase in the general level of estimated loss rates. For the nine months ended September 30, 2019 and 2018, the provision for loan and lease losses was $19.4 million and $0.9 million, respectively. The increase in the provision for loan and lease losses for the nine months ended September 30, 2019 resulted principally from a $15.7 million specific allowance relating to a $40.0 million troubled loan relationship added to nonaccrual loans during the three-month period ended June 30, 2019.
The provision for off-balance sheet items was $209,000 for the three months ended September 30, 2019. There was no provision for the third quarter of 2018. For the nine months ended September 30, 2019, the provision for off-balance sheet items was $103,000, while for the nine months ended September 30, 2018, the provision for off-balance sheet items was $61,000. The charge or credit for off-balance sheet items principally reflects the increase or decrease in outstanding off-balance sheet items at each period end.
See also “Allowance for Loan and Lease Losses and Allowance for Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$2,518	$2,513	$5	0.2%
Trade finance and other service charges and fees	1,191	1,128	63	5.6%
Servicing income	614	673	(59)	(8.8)%
Bank-owned life insurance income	279	285	(6)	(2.1)%
All other operating income	491	483	8	1.7%
Service charges, fees and other	5,093	5,082	11	0.2%
Gain on sale of SBA loans	1,767	1,114	653	58.6%
Net gain on sales of securities	—	19	(19)	(100.0)%
Total noninterest income	$6,860	$6,215	$645	10.4%

For the three months ended September 30, 2019, noninterest income was $6.9 million, an increase of $645,000, or 10.4 percent, compared with $6.2 million for the same period in 2018. The increase was primarily attributable to an increase in gain on sale of SBA loans.

The following table sets forth the various components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$7,362	$7,352	$10	0.1%
Trade finance and other service charges and fees	3,519	3,449	70	2.0%
Servicing income	1,572	1,755	(183)	(10.4)%
Bank-owned life insurance income	840	819	21	2.6%
Gain on sale of bank premises	1,235	—	1,235	100.0%
All other operating income	1,268	1,216	52	4.3%
Service charges, fees and other	15,796	14,591	1,205	8.3%
Gain on sale of SBA loans	3,752	3,970	(218)	(5.5)%
Net gain (loss) on sales of securities	1,295	(341)	1,636	479.8%
Total noninterest income	$20,843	$18,220	$2,623	14.4%

For the nine months ended September 30, 2019, noninterest income was $20.8 million, an increase of $2.6 million, or 14.4 percent, compared with $18.2 million for the same period in 2018. The increase was primarily attributable to the gain on sale of bank premises in the second quarter of 2019 and the gain on sale of securities.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$17,530	$17,436	$94	0.5%
Occupancy and equipment	4,528	3,685	843	22.9%
Data processing	2,410	1,745	665	38.1%
Professional fees	2,826	1,626	1,200	73.8%
Supplies and communications	726	805	(79)	(9.8)%
Advertising and promotion	927	814	113	13.9%
Merger and integration costs	—	466	(466)	(100.0)%
Off-balance sheet loss allowance provision (income)	209	—	209	100.0%
All other operating expenses	3,291	2,872	419	14.6%
Subtotal	$32,447	29,449	2,998	10.2%

Other real estate owned expense (income)	160	$(441)	601	(136.3)%
Total noninterest expense	$32,607	$29,008	$3,599	12.4%

For the three months ended September 30, 2019, noninterest expense was $32.6 million, an increase of $3.6 million, or 12.4 percent, compared with $29.0 million for the same period in 2018. The increase was due primarily to an increase in professional fees related to the reporting delay for a troubled loan relationship, expenses for CECL implementation, and legal fees from the year-ago terminated merger transaction. Occupancy expense and data processing expense also increased due to higher depreciation from additional fixed asset purchases and fees attendant to data management activities.

The following table sets forth the components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$50,149	$53,590	$(3,441)	(6.4)%
Occupancy and equipment	12,517	11,839	678	5.7%
Data processing	6,633	4,976	1,657	33.3%
Professional fees	6,459	4,210	2,249	53.4%
Supplies and communications	2,220	2,206	14	0.6%
Advertising and promotion	2,632	2,724	(92)	(3.4)%
Mergers and integration costs	—	641	(641)	(100.0)%
Off-balance sheet loss allowance provision (income)	103	61	42	68.9%
All other operating expenses	10,704	8,143	2,561	31.5%
subtotal	$91,417	88,390	3,027	3.4%

Other real estate owned expense (income)	400	$(116)	516	(444.8)%
Total noninterest expense	$91,817	$88,274	$3,543	4.0%

For the nine months ended September 30, 2019, noninterest expense was $91.8 million, an increase of $3.5 million or 4.0 percent compared to $88.3 million for the same period in 2018. There was a decrease in salaries and employee benefits, primarily due to the closing of branches and other employee cost reductions. These were mainly offset by increases in data processing, professional fees, and other operating expenses as a result of increases in costs for disaster recovery, CECL accounting standard, and fees for a troubled loan relationship.

Income Tax Expense

Income tax expense was $4.3 million and $6.3 million representing an effective income tax rate of 25.9 percent and 28.0 percent for the three months ended September 30, 2019 and 2018, respectively. Income tax expense was $11.8 million and $17.9 million representing an effective income tax rate of 28.5 percent and 27.8 percent for the nine months ended September 30, 2019 and 2018, respectively. The decrease in the effective tax rate for the three-month period ended September 30, 2019 versus 2018 was due principally to a benefit received from a discrete item relating to stock compensation expense. The increase in the effective tax rates for the nine-month period ended September 30, 2019 compared to the same period for 2018 was due principally to a charge related to the settlement of the California 2008 and 2009 tax year audits with the Franchise Tax Board, and a lower tax benefit from municipal bonds which were sold during the nine months ended September 30, 2019.

Financial Condition

Securities

As of September 30, 2019, our securities portfolio was composed primarily of U.S. Government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and, to a lesser extent, U.S. Treasury securities. Most of these securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of September 30, 2019 and December 31, 2018.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on securities as of the dates indicated:

	September 30, 2019			December 31, 2018
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(in thousands)
Securities available for sale:
U.S. Treasury securities	$39,877	$40,169	$292	$39,768	$39,830	$62
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	395,486	399,474	3,988	300,957	295,034	(5,923)
Collateralized mortgage obligations	164,267	164,999	732	124,550	122,292	(2,258)
Debt securities	16,974	17,173	199	7,499	7,402	(97)
Total U.S. government agency and sponsored agency obligations:	576,727	581,646	4,919	433,006	424,728	(8,278)
Municipal bonds-tax exempt	—	—	—	110,670	110,350	(320)
Total securities available for sale	$616,604	$621,815	$5,211	$583,444	$574,908	$(8,536)

As of September 30, 2019, securities available for sale increased $46.9 million, or 8.2 percent, to $621.8 million, compared with $574.9 million as of December 31, 2018. This increase was due mainly to purchases of mortgage-backed securities and collateralized mortgage obligations, offset by the sale of tax-exempt municipal bonds. As of September 30, 2019, securities available for sale had a net unrealized gain of $5.2 million, comprised of $5.9 million of unrealized gains and $729,000 of unrealized losses. As of December 31, 2018, securities available for sale had net unrealized losses of $8.5 million, comprised of $401,000 of unrealized gains and $8.9 million of unrealized losses.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their weighted-average yield as of September 30, 2019:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$29,886	2.55%	$9,991	2.67%	$—	—%	$—	—%	$39,877	2.58%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	—%	59,161	2.17%	137,290	2.48%	199,035	2.52%	395,486	2.45%
Collateralized mortgage obligations	—	—%	3,355	1.53%	25,451	2.11%	135,461	2.27%	164,267	2.23%
Debt securities	3,000	1.50%	10,971	2.22%	3,003	2.83%	—	—%	16,974	2.20%
U.S. government agency and sponsored agency obligations	3,000	1.50%	73,487	2.15%	165,744	2.43%	334,496	2.42%	576,727	2.38%
Total securities available for sale	$32,886	2.45%	$83,478	2.21%	$165,744	2.43%	$334,496	2.42%	$616,604	2.39%

Loans and Leases Receivable

The following table shows the loan and lease portfolio composition by type as of the dates indicated, excluding loans held for sale:

	September 30, 2019	December 31, 2018
	(in thousands)
Real estate loans:
Commercial property
Retail	$865,050	$906,260
Hospitality	850,869	830,679
Other (1)	1,417,062	1,449,270
Total commercial property loans	3,132,981	3,186,209
Construction	76,770	71,583
Residential property	436,576	500,563
Total real estate loans	3,646,327	3,758,355
Commercial and industrial loans:
Commercial term	188,090	206,691
Commercial lines of credit	219,400	194,032
International loans	33,719	29,180
Total commercial and industrial loans	441,209	429,903
Leases receivable	467,777	398,858
Consumer loans (2)	14,524	13,424
Loans and leases receivable	4,569,837	4,600,540
Allowance for loan and lease losses	(50,712)	(31,974)
Loans and leases receivable, net	$4,519,125	$4,568,566

(1)
Includes, among other types, mixed-use, apartment, office, industrial, gas stations, faith-based facilities and warehouse; all other property types represent less than one percent of total loans and leases receivable.

(2)	Consumer loans include home equity lines of credit of $8.6 million and $10.3 million as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019 and December 31, 2018, net loans and leases receivable were $4.52 billion and $4.57 billion, respectively, representing a decrease of $49.4 million, or 1.1 percent. The decrease in loans and leases receivable as of September 30, 2019 compared with December 31, 2018 was attributable to payoffs and pay downs of $623.1 million, loan sales of $56.4 million, and an increase in the allowance for loan and lease losses of $18.7 million. These were offset by new loan and lease production of $649.7 million and charge-offs and transfers to OREO.

During the nine months ended September 30, 2019, loan and lease disbursements for new production consisted of $199.9 million in leases receivable, $230.1 million in commercial real estate loans, $133.2 million in commercial and industrial loans, and $84.1 million in SBA loans.

Industry

Our loan and lease portfolio included the following concentrations of loans to one type of industry that were greater than 10.0 percent of loans and leases outstanding:

	Balance as of September 30, 2019	Percentage of Loans and Leases Outstanding

	(in thousands)
Lessor of nonresidential buildings	$1,322,318	28.9%
Hospitality	$869,402	19.0%

There was no other concentration of loans and leases to any one type of industry exceeding 10.0 percent of loans and leases outstanding.

Loan Quality Indicators

As of September 30, 2019 and December 31, 2018, pass/pass-watch, special mention and classified loans and leases, disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total
	(in thousands)
September 30, 2019
Real estate loans:
Commercial property
Retail	$853,986	$3,509	$7,555	$865,050
Hospitality	844,085	2,908	3,876	850,869
Other	1,391,226	5,015	20,821	1,417,062
Total commercial property loans	3,089,297	11,432	32,252	3,132,981
Construction	40,407	8,917	27,446	76,770
Residential property	434,980	796	800	436,576
Total real estate loans	3,564,684	21,145	60,498	3,646,327
Commercial and industrial loans:
Commercial term	173,947	293	13,850	188,090
Commercial lines of credit	213,958	5,242	200	219,400
International loans	32,569	—	1,150	33,719
Total commercial and industrial loans	420,474	5,535	15,200	441,209
Leases receivable	463,474	—	4,303	467,777
Consumer loans	13,071	720	733	14,524
Total loans and leases receivable	$4,461,703	$27,400	$80,734	$4,569,837

December 31, 2018
Real estate loans:
Commercial property
Retail	$901,354	$16	$4,890	$906,260
Hospitality	821,542	168	8,969	830,679
Other	1,441,219	2,723	5,328	1,449,270
Total commercial property loans	3,164,115	2,907	19,187	3,186,209
Construction	71,583	—	—	71,583
Residential property	500,424	—	139	500,563
Total real estate loans	3,736,122	2,907	19,326	3,758,355
Commercial and industrial loans:
Commercial term	197,992	4,977	3,722	206,691
Commercial lines of credit	172,338	21,107	587	194,032
International loans	29,180	—	—	29,180
Total commercial and industrial loans	399,510	26,084	4,309	429,903
Leases receivable	393,729	—	5,129	398,858
Consumer loans	12,454	191	779	13,424
Total loans and leases receivable	$4,541,815	$29,182	$29,543	$4,600,540

Classified loans and leases increased to $80.7 million at September 30, 2019, or 1.73 percent of total loans and leases receivable, from $29.5 million at December 31, 2018 principally because of the $40.0 million troubled loan relationship placed on nonaccrual status during the three months ended June 30, 2019. At September 30, 2019, the $76.8 million of construction loans included four land loans totaling $37.7 million ($27.4 million classified and $10.3 million pass/watch), three completed construction loans totaling $27.5 million (all pass) and four active construction loans totaling $11.6 million (two totaling $8.9 million special mention and two totaling $2.7 million pass) with project completion ranging from 44 percent to 93 percent. In addition, two construction loans with outstanding commitments aggregating $1.6 million had no advances outstanding at September 30, 2019.

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

Except for nonperforming loans and leases set forth below, we are not aware of any loans or leases as of September 30, 2019 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present repayment terms, or any known events that would result in the receivable being designated as nonperforming at some future date. We cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of nonperforming assets as of the dates indicated:

	September 30, 2019	December 31, 2018	Increase (Decrease)
			Amount	Percentage
		(dollars in thousands)
Nonperforming loans and leases:
Real estate loans:
Commercial property
Retail	$986	$865	$121	14.0%
Hospitality	1,404	3,625	(2,221)	(61.3)%
Other	15,067	1,641	13,426	818.2%
Total commercial property loans	17,457	6,131	11,326	184.7%
Construction	27,446	—	27,446	100.0%
Residential property	838	182	656	360.4%
Total real estate loans	45,741	6,313	39,428	624.6%
Commercial and industrial loans	13,447	3,337	10,110	303.0%
Leases receivable	4,303	5,129	(826)	(16.1)%
Consumer loans	703	746	(43)	(5.8)%
Total nonperforming loans	64,194	15,525	48,669	313.5%
Loans 90 days or more past due and still accruing	544	4	540	13,500.0%
Total nonperforming loans and leases (1)	64,738	15,529	49,209	316.9%
OREO	330	663	(333)	(50.2)%
Total nonperforming assets	$65,068	$16,192	$48,876	301.9%

Nonperforming loans and leases as a percentage of loans and leases, net	1.43%	0.34%
Nonperforming assets as a percentage of assets	1.18%	0.29%
Troubled debt restructured performing loans and leases	$2,948	$6,029

(1)	Includes nonperforming TDRs of $57.8 million and $4.3 million as of September 30, 2019 and December 31, 2018, respectively.

Nonperforming loans and leases were $64.7 million and $15.5 million as of September 30, 2019 and December 31, 2018, respectively. For the nine months ended September 30, 2019, $83.8 million of loans and leases were placed on nonaccrual status. Offsetting these additions were $32.2 million of principal payoffs and pay-downs and $0.5 million in charge-offs and upgrades, with the remainder representing transfers to OREO and loan sales. Nonperforming loans at September 30, 2019, reflect the second quarter 2019 addition of a $40.0 million troubled loan relationship.

Delinquent loans and leases (defined as 30 to 89 days past due and still accruing) were $8.1 million as of September 30, 2019 compared with $10.7 million as of December 31, 2018.

The ratio of nonperforming loans and leases to total loans and leases increased to 1.4 percent as of September 30, 2019 compared with 0.34 percent as of December 31, 2018.

As of September 30, 2019, OREO consisted of six properties with a combined carrying value of $330,000, as compared with seven properties with a combined carrying value of $663,000 as of December 31, 2018.

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

The following table provides information on impaired loans and leases as of the dates indicated:

	September 30, 2019		December 31, 2018
	Recorded Investment	Percentage	Recorded Investment	Percentage
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$1,136	1.7%	$2,166	8.6%
Hospitality	1,404	2.1%	4,282	17.0%
Other	16,536	24.5%	7,525	30.1%
Total commercial property loans	19,076	28.3%	13,973	55.7%
Construction	27,446	40.8%	—	—%
Residential property	1,449	2.2%	788	3.1%
Total real estate loans	47,971	71.3%	14,761	58.8%
Commercial and industrial loans	13,692	20.3%	4,396	17.5%
Leases receivable	4,303	6.4%	5,129	20.4%
Consumer loans	1,325	2.0%	839	3.3%
Total	$67,291	100.0%	$25,125	100.0%

Total impaired loans and leases increased $42.2 million, or 167.8 percent, to $67.3 million as of September 30, 2019, from $25.1 million at December 31, 2018, principally due to the addition of a $40.0 million troubled loan relationship comprised of a $27.5 million land loan and a $12.5 million business loan. Specific allowances associated with impaired loans and leases were $17.1 million and $1.8 million as of September 30, 2019 and December 31, 2018, respectively.

During the three months ended September 30, 2019 and 2018, interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms totaled $916,000 and $819,000, respectively. Of these amounts, actual interest recognized on impaired loans and leases was $80,000 and $475,000 for the three months ended September 30, 2019 and 2018, respectively.

During the nine months ended September 30, 2019 and 2018, interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms totaled $2.4 million and $2.2 million, respectively. Of these amounts, actual interest recognized on impaired loans and leases was $1.0 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table provides information on TDRs as of the dates indicated:

	September 30, 2019			December 31, 2018
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(in thousands)
Real estate loans	$44,136	$2,081	$46,217	$2,059	$5,234	$7,293
Commercial and industrial loans	13,006	246	13,252	1,471	702	2,173
Consumer loans	703	621	1,324	746	93	839
Total	$57,845	$2,948	$60,793	$4,276	$6,029	$10,305

For the three months ended September 30, 2019, we restructured monthly payments for five loans, with a net carrying value of $15.5 million at the time of modification, which we subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly and/or allowing for interest only monthly payments for six months or less.

As of September 30, 2019, TDRs on accrual status were $2.9 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $30,000 allowance relating to these loans was included in the allowance for loan and lease losses. For the TDRs on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of September 30, 2019, TDRs on nonaccrual status were $57.8 million, and a $15.8 million allowance relating to these loans was included in the allowance for loan and lease losses.

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

The Bank evaluates the allowance methodology at least annually. For the year ended December 31, 2018 and the first nine months of 2019, the Bank utilized a 31-quarter and 34-quarter, respectively, look-back period anchored to the first quarter of 2011, with equal weighting to all quarters. Management determined it was appropriate to anchor the look-back period in consideration of the prolonged period of low losses and the procyclical nature of provisioning. The anchoring will allow the Bank to better capture the economic cycle while improving the ability to measure losses.

To determine general reserve requirements, existing loans and leases are divided into segmented pools of similar risk characteristic loans, as well as homogeneous pools. For the twelve months ended December 31, 2018 and the first nine months in 2019, loans were divided into eleven general pools of risk-rated loans, as well as two homogeneous pools. For risk-rated loans, migration analysis allocates historical losses by pool and risk grade to determine risk factors for potential losses inherent in the current outstanding portfolio. As the two homogeneous pools are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific reserves are allocated for loans deemed impaired.

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

The following tables reflect our allocation of allowance for loan and lease losses by category as well as the receivable for each loan type:

	September 30, 2019			December 31, 2018
	Allowance Amount	Percentage	Total Loans	Allowance Amount	Percentage	Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$5,006	9.9%	$865,050	$3,652	11.4%	$906,260
Hospitality	6,021	11.9%	850,869	5,486	17.2%	830,679
Other	8,261	16.3%	1,417,062	6,723	21.0%	1,449,270
Total commercial property loans	19,288	38.1%	3,132,981	15,861	49.6%	3,186,209
Construction	15,375	30.3%	76,770	1,143	3.6%	71,583
Residential property	1,738	3.4%	436,576	1,380	4.3%	500,563
Total real estate loans	36,401	71.8%	3,646,327	18,384	57.5%	3,758,355
Commercial and industrial loans:
Commercial term	5,698	11.2%	188,090	5,416	16.9%	206,691
Commercial lines of credit	1,717	3.4%	219,400	1,532	4.8%	194,032
International loans	406	0.8%	33,719	214	0.7%	29,180
Total commercial and industrial loans	7,821	15.4%	441,209	7,162	22.4%	429,903
Leases receivable	6,418	12.7%	467,777	6,303	19.7%	398,858
Consumer loans	72	0.1%	14,524	98	0.3%	13,424
Unallocated	—	—%	—	27	0.1%	—
Total	$50,712	100.0%	$4,569,837	$31,974	100.0%	$4,600,540

The following tables set forth certain information regarding the allowance for loan and lease losses and the allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying loss factors according to pool and grade as well as actual current commitment usage figures by type to existing contingent liabilities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$49,386	$31,818	$31,974	$31,043
Loans and leases charged off	(916)	(1,246)	(3,549)	(3,535)
Recoveries on loans and leases previously charged off	640	904	2,869	3,219
Net (charge-offs) recoveries	(276)	(342)	(680)	(316)
Loan and lease loss provision	1,602	200	19,418	949
Balance at end of period	$50,712	$31,676	$50,712	$31,676

Allowance for off-balance sheet items:
Balance at beginning of period	$1,333	$1,357	$1,439	$1,296
Loan and lease loss provision	209	—	103	61
Balance at end of period	$1,542	$1,357	$1,542	$1,357

Ratios:
Net (charge-offs) recoveries to average loans and leases (1)	(0.02)%	(0.03)%	(0.02)%	(0.01)%
Net (charge-offs) recoveries to loans and leases (1)	(0.02)%	(0.03)%	(0.02)%	(0.01)%
Allowance for loan and lease losses to average loans and leases	1.12%	0.70%	1.12%	0.72%
Allowance for loan and lease losses to loans and leases	1.11%	0.69%	1.11%	0.69%
Net (charge-offs) recoveries to allowance for loans and leases (1)	(2.18)%	(4.32)%	(1.79)%	(2.00)%
Allowance for loan and lease losses to nonperforming loans and leases	78.33%	173.25%	78.33%	173.25%
Balance:
Average loans and leases during period	$4,519,770	$4,551,284	$4,514,707	$4,426,369
Loans and leases at the end of period	$4,569,837	$4,582,883	$4,569,837	$4,582,883
Nonperforming loans and leases at end of period	$64,738	$18,283	$64,738	$18,283

(1)	Net (charge-offs) recoveries are annualized to calculate the ratios.

The allowance for loan and lease losses was $50.7 million as of September 30, 2019 and $31.9 million as of December 31, 2018. The increase primarily reflects a specific allowance of $15.7 million relating to a $40.0 million troubled loan relationship.

The provision for loan and lease losses was $1.6 million and $200,000 for the three months ended September 30, 2019 and 2018, respectively. Charge-offs of $916,000 were offset by recoveries of $640,000 for the three months ended September 30, 2019 compared with charge-offs of $1.2 million and recoveries of $904,000 for the same period in 2018.

The provision for loan and lease losses was $19.4 million and $949,000 for the nine months ended September 30, 2019 and 2018, respectively. Charge-offs of $3.6 million were offset by recoveries of $2.9 million for the nine months ended September 30, 2019 compared with charge-offs of $3.5 million and recoveries of $3.2 million for the same period in 2018.

The allowance for off-balance sheet exposure, primarily unfunded loan commitments, was $1.5 million and $1.4 million as of September 30, 2019 and 2018, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized.

Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances were adequate for losses inherent in the loan and lease portfolio and for off-balance sheet exposures as of September 30, 2019.

The following table presents a summary of net (charge-offs) recoveries:

	For the Three Months Ended			For the Nine Months Ended
	Charge-offs	Recoveries	Net (Charge-offs) Recoveries	Charge-offs	Recoveries	Net (Charge-offs) Recoveries
	(in thousands)
September 30, 2019
Real estate loans	$(17)	$142	$125	$(131)	$1,704	$1,573
Commercial and industrial loans	(244)	381	137	(939)	853	(86)
Leases receivable	(653)	117	(536)	(2,479)	312	(2,167)
Consumer loans	(2)	—	(2)	—	—	—
Total	$(916)	$640	$(276)	$(3,549)	$2,869	$(680)

September 30, 2018
Real estate loans	$(220)	$577	$357	$(1,249)	$1,833	$584
Commercial and industrial loans	(232)	237	5	(597)	1,170	573
Leases receivable	(794)	90	(704)	(1,689)	214	(1,475)
Consumer loans	—	—	—	(1)	2	1
Total	$(1,246)	$904	$(342)	$(3,536)	$3,219	$(317)

For the three months ended September 30, 2019, total charge-offs were $916,000, a decrease of $330,000, or 26.5 percent, from $1.2 million for the same period in 2018. Charge-offs were offset by recoveries during the three months ended September 30, 2019 of $640,000, a decrease of $264,000, or 29.2 percent, from $904,000 for the same period in 2018. For the nine months ended September 30, 2019, total charge-offs were $3.6 million, an increase of $14,000, or 0.4 percent, from $3.5 million for the same period in 2018. Charge-offs were offset by recoveries during the nine months ended September 30, 2019 of $2.9 million, a decrease of $360,000, or 10.9 percent, from $3.2 million for the same period in 2018.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	September 30, 2019		December 31, 2018
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$1,388,121	29.6%	$1,284,530	27.1%
Interest-bearing:
Demand	84,155	1.8%	87,582	1.8%
Money market and savings	1,590,037	33.9%	1,573,622	33.2%
Time deposits of $100,000 or more (1)	1,463,398	31.2%	1,601,648	33.7%
Other time deposits	164,430	3.5%	199,853	4.2%
Total deposits	$4,690,141	100.0%	$4,747,235	100.0%

(1)	Includes $297.4 million and $288.6 million of time deposits of $250,000 or more as of September 30, 2019 and December 31, 2018, respectively.

Deposits decreased $57.1 million, or 1.2 percent, to $4.69 billion as of September 30, 2019 from $4.75 billion as of December 31, 2018. The decrease in deposits was mainly attributable to the $138.3 million decrease in time deposits of $100,000 or more, offset by a $103.6 million, or 8.1 percent increase in noninterest-bearing deposits.

Borrowings and Subordinated Debentures

At September 30, 2019, the Bank had $75.0 million in term advances from the FHLB and at December 31, 2018, there were $55.0 million in overnight advances from the FHLB. In addition, subordinated debentures were $118.2 million and $117.8 million at September 30, 2019 and December 31, 2018, respectively.

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

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest Rate	Dollar Change	Percentage Change	Dollar Change	Percentage Change
	(dollars in thousands)
300%	$5,414	2.98%	$18,503	9.85%
200%	$3,693	2.04%	$12,376	6.59%
100%	$2,299	1.27%	$6,947	3.70%
(100)%	$(6,154)	(3.39)%	$(14,376)	(7.65)%

	Economic Value of Equity (EVE)
Change in Interest Rate	Dollar Change	Percentage Change
	(dollars in thousands)
300%	$57,893	11.34%
200%	$45,228	8.86%
100%	$29,553	5.79%
(100)%	$(46,731)	(9.15)%

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

At September 30, 2019, the Bank’s total risk-based capital ratio of 14.65 percent, Tier 1 risk-based capital ratio of 13.55 percent, common equity Tier 1 capital ratio of 13.55 percent and Tier 1 leverage capital ratio of 11.86 percent, placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

At September 30, 2019, the Company's total risk-based capital ratio was 15.07 percent, Tier 1 risk-based capital ratio was 11.91 percent, common equity Tier 1 capital ratio was 11.49 percent and Tier 1 leverage capital ratio was 10.43 percent.

For a discussion of implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act, see our 2018 Annual Report on Form 10-K.

Liquidity

Hanmi Financial

At September 30, 2019, Hanmi Financial had $6.9 million in cash on deposit with its bank subsidiary. Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its current obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of September 30, 2019, the Bank had $75.0 million in advances from the FHLB and $306.7 million of brokered deposits.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of September 30, 2019, the total borrowing capacity available based on pledged collateral and remaining available borrowing capacity were $984.6 million and $769.6 million, respectively, compared to $924.4 million and $729.4 million, respectively, as of December 31, 2018. The Bank also had three unsecured federal funds lines aggregating $115.0 million with no outstanding balances as of September 30, 2019.

As a means of augmenting its liquidity, the Bank had an available borrowing source of $29.6 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $30.2 million, and had no borrowings under this source as of September 30, 2019.

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

Recently Issued Accounting Standards

FASB ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Current expected credit losses (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost; and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (“ECL”) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating ECL. ASU 2016-13 is effective for public entities for interim and annual periods beginning after December 15, 2019. On July 2, 2019, the FASB voted to delay CECL's effective date for non-public companies and Smaller Reporting Companies who are public filers. Due to the Company's categorization as a large accelerated filer, this delay will not have any impact on its adoption of ASU 2016-13. The Company has established a steering committee comprised of senior executives from the Accounting and Credit Risk functions and has engaged third party consultants to support CECL adoption activities.

The Company is currently engaged in CECL implementation activities and has completed development of its methodologies, data/input gathering and validation, and initial testing of its designed models. The Company plans to leverage three loss rate methodologies across the Bank's four major loan and lease segments.

The Company commenced parallel processing and review of the model outputs during the three-month period ended September 30, 2019. In addition, the Company has devised risk documentation and policies and procedures associated with CECL to support the ongoing estimation activities and the continuous assessment of risks related to the methodology and its models, and data governance. As of September 30, 2019, the Company continues to evaluate the impacts of ASU 2016-13 on its consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the second quarter 2019, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation and the identification of a material weakness in internal controls over financial reporting as described below which was originally identified during the 2019 second quarter, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective. The material weakness in internal control over financial reporting resulted from the lack of operating effectiveness of a control that allowed for the inadequate review of the fair value of collateral dependent impaired loans. The material weakness was identified through evaluation of a non-real estate collateral dependent impaired loan. Specifically, our existing control for determining whether a fair value review of collateral dependent impaired loans should occur to facilitate the timely measurement of a specific allowance did not operate effectively.

During the period covered by this Quarterly Report on Form 10-Q, management has been actively engaged in developing remediation plans to address the material weakness noted above. The Company is enhancing its current controls over the review of the fair value of collateral dependent impaired loans. These enhancements include strengthening our policy documentation describing the criteria for when collateral dependent impaired loan fair value review is required, developing and implementing additional training on our collateral dependent impaired loan fair value review process, and reinforcing the required documentation when concluding a fair value review is not warranted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 24, 2019, the Company announced a new stock repurchase program that authorized the repurchase of up to 5% of its outstanding shares or approximately 1.5 million shares of common stock. During the three months ended September 30, 2019, there were no repurchases of its common stock under the repurchase program, except that the Company acquired 1,152 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through vesting of Company stock awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document
10.1
Amended and Restated Employment Agreement, by and among Hanmi Financial Corporation, Hanmi Bank and Romolo C. Santarosa (incorporated by herein by reference to the Hanmi Financial Corporation Current Report on Form 8-K filed with the SEC on July 10, 2019).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL

* Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	November 8, 2019	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)