Form 10-K
period 2019-12-31
HANMI FINANCIAL CORP
filed 2020-03-02
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      To

Commission File Number: 000-30421

HANMI FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4788120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3660 Wilshire Boulevard, Penthouse Suite A Los Angeles, California	90010
(Address of Principal Executive Offices)	(Zip Code)

(213) 382-2200

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	HAFC	Nasdaq Global Select Market

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

As of June 30, 2019, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $598,155,000. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.

Number of shares of common stock of the Registrant outstanding as of February 26, 2020 was 30,728,745 shares.

Documents Incorporated By Reference Herein: Sections of the Registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2019, are incorporated by reference into Part III of this report (or information will be provided by amendment to this Form 10-K), as noted therein.

Hanmi Financial Corporation

Annual Report on Form 10-K for the Fiscal Year ended December 31, 2019

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Annual Report on Form 10-K (this “Report”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report other than statements of historical fact are “forward–looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs, plans and objectives of management for future operations, and other similar forecasts and statements of expectation and statements of assumption underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, strategies, outlook, needs, plans, objectives or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi Bank; our ability to remediate any material weakness in our internal controls over financial reporting; general economic and business conditions internationally, nationally and in those areas in which we operate; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital from private and government sources; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread or net interest margin; risks of natural disasters; disruption due to pandemic or other public health emergency; a failure in or breach of our operational or security systems or infrastructure, including cyberattacks; the failure to maintain current technologies; inability to successfully implement future information technology enhancements; difficult business and economic conditions that can adversely affect our industry and business, including competition and lack of soundness of other financial institutions, fraudulent activity and negative publicity; risks associated with Small Business Administration loans; failure to attract or retain key employees; our ability to access cost-effective funding; fluctuations in real estate values; changes in accounting policies and practices; the imposition of tariffs or other domestic or international governmental policies impacting the value of the products of our borrowers; changes in governmental regulation, including, but not limited to, any increase in Federal Deposit Insurance Corporation insurance premiums; ability of Hanmi Bank to make distributions to Hanmi Financial Corporation, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial tests; ability to identify a suitable strategic partner or to consummate a strategic transaction; adequacy of our allowance for loan and lease losses; credit quality and the effect of credit quality on our provision for loan and lease losses and allowance for loan and lease losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; risks as it relates to cyber security against our information technology and those of our third party providers and vendors; and changes in securities markets. For additional information concerning risks we face, see “Item 1A. Risk Factors” in Part I of this Report. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

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

Hanmi Bank, the primary subsidiary of Hanmi Financial, is a state chartered bank incorporated under the laws of the State of California on August 24, 1981, and licensed pursuant to the California Financial Code (“California Financial Code”) on December 15, 1982. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act (“FDIA”) up to applicable limits thereof. The California Department of Business Oversight (the “DBO”) is the Bank’s primary state bank regulator and the Federal Deposit Insurance Corporation (the “FDIC”) is its primary federal regulator. The Bank’s headquarters are located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010.

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

A summary of revenues for the periods indicated follows:

	Year Ended December 31,
	2019		2018		2017
Interest and fees on loans and leases	$229,402	83.6%	$219,590	84.8%	$195,790	80.7%
Interest and dividends on securities	15,808	5.8%	14,230	5.5%	13,082	5.4%
Other interest income	1,562	0.6%	577	0.2%	449	0.2%
Service charges, fees and other income	21,006	7.7%	19,907	7.7%	22,933	9.4%
Gain on sale of SBA loans	5,251	1.9%	4,954	1.9%	8,734	3.6%
Subtotal	273,029	99.5%	259,258	100.1%	240,988	99.3%
Net gain (loss) on sale of securities	1,295	0.5%	(341)	(0.1)%	1,748	0.7%
Total revenues	$274,324	100.0%	$258,917	100.0%	$242,736	100.0%

Market Area

The Bank historically has provided its banking services through its branch network to a wide variety of small- to medium-sized businesses. Throughout the Bank’s service areas, competition is intense for both loans and deposits. While the market for banking services is dominated by a few nationwide banks with many offices operating over wide geographic areas, the Bank’s primary competitors are other community banks that focus their marketing efforts on Korean-American and other Asian-American businesses in the Bank’s service areas.

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

Real Estate Loans

Real estate lending involves risks associated with the potential decline in the value of the underlying real estate collateral and the cash flows from income-producing properties. Declines in real estate values and cash flows can be caused by a number of factors, including a decline in general economic conditions, rising interest rates, changes in tax and other laws and regulations affecting the holding of real estate, environmental conditions, governmental and other use restrictions, development of competitive properties and increasing vacancy rates. When real estate values decline, the Bank’s real estate dependence increases the risk of loss both in the Bank’s loan portfolio and the Bank’s holdings of other real estate owned (“OREO”), which are the result of foreclosures on real property due to default by borrowers who use the property as collateral for loans. OREO properties are categorized as real property that is owned by the Bank but which is not directly related to the Bank’s business.

Commercial Property

The Bank offers commercial real estate loans, which are usually collateralized by first deeds of trust. The Bank generally obtains formal appraisals in accordance with applicable regulations to support the value of the real estate collateral. All appraisal reports on commercial mortgage loans are reviewed by an appraisal review officer. The review generally covers an examination of the appraiser’s assumptions and methods, as well as compliance with the Uniform Standards of Professional Appraisal Practice (the “USPAP”). The Bank determines creditworthiness of a borrower by evaluating cash flow ability, asset and debt structure, as well as credit history. The purpose of the loan is also an important consideration that dictates loan structure and the credit decision.

The Bank’s commercial real estate loans are principally secured by investor-owned or owner-occupied commercial and industrial buildings. Generally, these types of loans are made with a maturity date of up to seven years, with longer amortization periods. Typically, the Bank’s commercial real estate loans have a debt-coverage ratio at time of origination of 1.25 or more and a loan-to-value ratio of 70 percent or less. The Bank offers fixed-rate commercial real estate loans, including hybrid-fixed rate loans that are fixed for one to five years and then convert to adjustable rate loans for the remaining term. In addition, the Bank seeks an adjustable rate of interest indexed to the prime rate appearing in The Wall Street Journal (“WSJ Prime Rate”) or the Bank’s prime rate (“Bank Prime Rate”), as adjusted from time to time. Amortization schedules for commercial real estate loans generally do not exceed 25 years.

Payments on loans secured by investor-owned and owner-occupied properties are often dependent upon successful operation or management of the properties. Repayment of such loans may be subject to the risk from adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans in relation to the market value of the property and strictly scrutinizing the property securing the loan. At the time of loan origination, a sensitivity analysis is performed for potential increases in vacancy and interest rates. Additionally, a quarterly risk assessment is also performed for the commercial real estate secured loan portfolio, which involves evaluating recent industry trends. When possible, the Bank also obtains corporate or individual guarantees. Representatives of the Bank conduct site visits of most commercial properties securing the Bank’s real estate loans before the loans are approved.

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

Construction

The Bank maintains a small construction portfolio for multifamily, low-income housing, and commercial and industrial properties within its market areas. The future condition of the local economy could negatively affect the collateral values of such loans. The Bank’s construction loans typically have the following structure:

•	maturities of two years or less;
•	a floating rate of interest based on the WSJ Prime Rate or the Bank Prime Rate;
•	minimum cash equity consistent with high volatility commercial real estate guidelines;
•	a reserve of anticipated interest costs during construction or an advance of fees;

•	a first lien position on the underlying real estate;
•	loan-to-value ratios at time of origination that do not exceed 75 percent; and
•	recourse against the borrower or a guarantor in the event of default.

On a case-by-case basis, the Bank originates permanent loans on the property under loan conditions that require strong project stability and debt service coverage. Construction loans involve additional risks compared to loans secured by existing improved real property. Such risks include:

•	the uncertain value of the project prior to completion;
•	the inherent uncertainty in estimating construction costs, which are often beyond the borrower’s control;
•	construction delays and cost overruns;
•	possible difficulties encountered in connection with municipal, state or other governmental ordinances or regulations during construction;
•	the difficulty in accurately evaluating the market value of the completed project; and
•

the disbursement of substantial funds with repayment dependent, in part, on the ultimate uncertain success of the project rather than the ability of the borrower or guarantor to repay principal and interest.

Because of these uncertainties, construction lending often involves the disbursement of substantial funds where repayment of the loan is dependent, in part, on the success of the final project rather than the ability of the borrower or guarantor to repay principal and interest on the loan. If the Bank is forced to foreclose on a construction project prior to, or at completion, due to a default under the terms of a loan, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, or accrued interest on, the loan as well as the related foreclosure and holding costs. In addition, the Bank may be required to fund additional amounts in order to complete a pending construction project and may have to hold the property for an indeterminable period of time. The Bank has underwriting procedures designed to identify factors that it believes to maintain acceptable levels of risk in construction lending, including, among other procedures, engaging qualified and bonded third parties to provide progress reports and recommendations for construction loan disbursements. No assurance can be given that these procedures will prevent losses arising from the risks associated with construction loans described above.

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

Commercial lending entails significant risks. Commercial lending loans typically involve larger loan balances, are generally dependent on the cash flows of the business, and may be subject to adverse conditions in the general economy or in a specific industry. Short-term business loans are customarily intended to finance current operations and typically provide for principal payment at maturity, with interest payable monthly. Term loans typically provide for floating interest rates, with monthly payments of both principal and interest.

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

Leases Receivable

Equipment finance agreements have terms ranging from one to seven years. Commercial equipment leases are secured by the business assets being financed. The Bank also obtains a commercial guaranty of the business and generally a personal guaranty of the owner(s) of the business. Equipment finance leases are similar to commercial business loans in that the leases are typically made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial equipment leases may be substantially dependent on the success of the business itself, which in turn, is often dependent in part upon general economic conditions.

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

SBA Loans

The Bank originates loans that are guaranteed by the SBA, an independent agency of the federal government. SBA loans are offered for business purposes such as owner-occupied commercial real estate, business acquisitions, start-ups, franchise financing, working capital, improvements and renovations, inventory and equipment, and debt-refinancing. SBA loans offer lower down payments and longer term financing, which helps small business that are starting out, or about to expand. The guarantees on SBA loans and SBA express loans are 75 percent to 85 percent and 50 percent of the principal amount of the loan, respectively. The Bank typically requires that SBA loans be secured by business assets and by a first or second deed of trust on any available real property. When the SBA loan is secured by a first deed of trust on real property, the Bank generally obtains appraisals in accordance with applicable regulations. SBA loans have terms ranging from five to 25 years depending on the use of the proceeds. To qualify for a SBA loan, a borrower must demonstrate the capacity to service and repay the loan, without liquidating the collateral, based on historical earnings or reliable projections.

The Bank normally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA loans that it originates. When the Bank sells a SBA loan, it has an option to repurchase the loan if the loan defaults. If the Bank repurchases a defaulted loan, the Bank will make a demand for the guaranteed portion of purchase to the SBA. Even after the sale of an SBA loan, the Bank retains the right to service the SBA loan and to receive servicing fees. The unsold portions of the SBA loans that remain owned by the Bank are included in loans receivable on the Consolidated Balance Sheets. As of December 31, 2019, the Bank had $6.0 million of SBA loans held for sale, $176.9 million of SBA loans in its loan portfolio, and was servicing $422.3 million of SBA loans sold to investors.

Off-Balance Sheet Commitments

As part of the suite of services available to its small- to medium-sized business customers, the Bank from time to time issues formal commitments and lines of credit. These commitments can be either secured or unsecured. They may be revolving lines of credit for seasonal working capital needs, commercial letters of credit or standby letters of credit. Commercial letters of credit facilitate import trade. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

Lending Procedures and Lending Limits

Individual lending authority is granted to the Chief Credit Administration Officer and certain additional designated officers. Loans and leases for which direct and indirect borrower liability exceeds an individual’s lending authority are referred to the Bank’s Management Credit Committee.

Legal lending limits are calculated in conformance with the California Financial Code, which prohibits a bank from lending to any one individual, entity or its related interests on an unsecured basis any amount that exceeds 15 percent of the sum of such bank’s stockholders’ equity plus the allowance for loan and lease losses, capital notes and any debentures, or 25 percent on a secured and unsecured basis. At December 31, 2019, the Bank’s authorized legal lending limits for loans to one borrower was $108.0 million for unsecured loans and an additional $72.0 million for secured and unsecured loans combined.

The Bank seeks to mitigate the risks inherent in its loan and lease portfolio by adhering to strict underwriting practices. The review of each loan and lease application includes analysis of the applicant’s business, experience, prior credit history, income level, cash flows, financial condition, tax returns, cash flow projections, and the value of any collateral to secure the loan, based upon reports of independent appraisers and/or audits of accounts receivable or inventory pledged as security. In the case of real estate loans over a specified threshold, the review of collateral value includes an appraisal report prepared by an independent Bank-approved appraiser. All appraisal reports on commercial real property secured loans are reviewed by an appraisal review officer. The review generally covers an examination of the appraiser’s assumptions and methods, as well as compliance with the USPAP.

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

The Bank assesses its allowance for loan and lease losses for adequacy on a quarterly basis and more frequently as needed. The DBO and the FDIC may require the Bank to recognize additions to the allowance for loan and lease losses through a provision for loan and lease losses based upon their assessment of the information available to them at the time of their examinations.

Deposits

The Bank offers a traditional array of deposit products, including noninterest-bearing checking accounts, interest-bearing checking and savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts, and certificates of deposit. These accounts, except for noninterest-bearing checking accounts, earn interest at rates established by management based on competitive market factors and management’s desire to increase certain types or maturities of deposit liabilities. Our approach is to tailor products and bundle those that meet the customer’s needs. This approach is designed to add value for the customer, increase products per household, and produce higher service fee income.

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

Employees

As of December 31, 2019, the Bank had 633 full-time equivalent employees. None of the employees are represented by a union or covered by a collective bargaining agreement. The management of the Bank believes that its employee relations are good.

Insurance

We maintain directors and officers, financial institution bond and commercial insurance at levels deemed adequate by management to protect Hanmi Financial from certain litigation and other losses.

Competition

The banking and financial services industry is highly competitive. The increasingly competitive environment faced by banks is primarily the result of changes in laws and regulation, changes in technology and product delivery systems, new competitors in the market, and the accelerating pace of consolidation among financial service providers. We compete for loans and leases, deposits and customers with other commercial banks, savings institutions, securities and brokerage companies, mortgage companies, real estate investment trusts, insurance companies, finance companies, money market funds, credit unions, financial technology companies, and other non-bank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets, including foreign-ownership, and/or offer a broader range of financial services.

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

The Bank’s direct competitors are community banks that focus their marketing efforts on Korean-American, Asian-American and immigrant-owned businesses, while offering the same or similar services and products as those offered by the Bank. These banks compete for loans and deposits primarily through the interest rates and fees they charge, and the convenience and quality of service they provide to customers.

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

Our business is also influenced by the monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the federal government, and the policies of regulatory agencies, particularly the FDIC and the DBO. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans and leases, investments and deposits, and affect interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be predicted.

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

Regulation and Supervision

(a) General

The Company, which is a bank holding company, and the Bank, which is a California-chartered state nonmember bank, are subject to significant regulation and restrictions by federal and state laws and regulatory agencies. The applicable statutes and regulations, among other things, restrict activities and investments in which we may engage and our conduct of them, impose capital requirements with which we must comply, impose various reporting and information collecting obligations upon us, and subject us to comprehensive supervision and regulation by regulatory agencies. The federal and state banking statutes and regulations and the supervision, regulation and examination of banks and their parent companies by the regulatory agencies are intended primarily for the maintenance of the safety and soundness of banks and their depositors, the Deposit Insurance Fund (“DIF”) of the FDIC, and the financial system as a whole, rather than for the protection of stockholders or creditors of banks or their parent companies. The following discussion of statutes and regulations is a summary and does not purport to be complete, nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. Banking statutes, regulations and policies are continuously under review by federal and state legislatures and regulatory agencies, and a change in them could have a material adverse effect on our business, such as materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.

We cannot predict whether or when other legislation or new regulations may be enacted, and if enacted, the effect that new legislation, or any implemented regulations and supervisory policies, would have on our financial condition and results of operations. Such developments may further alter the structure, regulation, and competitive relationship among financial institutions, and may subject us to increased regulation, disclosure, and reporting requirements.

(b) Legislation and Regulatory Developments

Legislative and regulatory developments to date, as well as those that come in the future, have had, and are likely to continue to have, an impact on the conduct of our business. Additional legislation, changes in rules promulgated by federal and state bank regulators, or changes in the interpretation, implementation, or enforcement of existing laws and regulations, may directly affect the method of operation and profitability of our business. The profitability of our business may also be affected by laws and regulations that impact the business and financial sectors in general.

Regulations and regulatory oversight have increased significantly since 2008, primarily as a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank” or “Dodd-Frank Act”), which was signed into law on July 21, 2010. The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products, and services, including revising the deposit insurance assessment base for FDIC insurance and increasing coverage to $250,000, revising the permissibility of paying interest on business checking accounts, removing barriers to interstate branching, requiring disclosure and shareholder advisory votes on executive compensation, imposing limitations on certain short-term proprietary trading and investments in and relationships with certain private investment funds, amending the Truth in Lending Act with respect to mortgage originations, creating the Consumer Financial Protection Bureau (“CFPB”), and providing for new capital standards. The full impact of Dodd-Frank on our business may not be known for months or years.

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

(c) Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking regulators. The current capital rules (the “New Capital Rules”) provide for a capital measure “Common Equity Tier 1”; narrowed the definition of regulatory capital; revise the capital levels at which banks and their parent companies would be subject to prompt corrective action; expand the scope of the deductions or adjustments from capital; exclude from Tier 1 capital non-exempt trust preferred securities and cumulative perpetual preferred stock; impose additional constraints on the inclusion in Tier 1 capital (and stricter risk-weights) for mortgage servicing rights, certain deferred tax assets, and minority interests; and impose stricter risk-weights for certain assets, including for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures. Under the New Capital Rules, the Company and the Bank made a one-time election to remove certain components of accumulated other comprehensive income from the computation of common equity regulatory capital.

The New Capital Rules require banking organizations to maintain: (i) a minimum capital ratio of Common Equity Tier 1 to risk-weighted assets of 4.5 percent; (ii) a minimum capital ratio of Tier 1 capital to risk-weighted assets of 6.0 percent; (iii) a minimum capital ratio of total capital to risk-weighted assets of 8.0 percent; and (iv) a minimum leverage ratio of Tier 1 capital to adjusted average consolidated assets of 4.0 percent. In addition, as fully-phased in on January 1, 2019, the New Capital Rules require a capital conservation buffer of 2.5 percent above the minimum capital ratios. Banking organizations with capital ratios above the minimum capital ratio but below the capital conservation buffer will face limitation on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers.

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

At December 31, 2019, the Company and the Bank’s total risk-based capital ratios were 15.11 percent and 14.64 percent, respectively; Tier 1 risk-based capital ratios were 11.78 percent and 13.39 percent, respectively; Common Equity Tier 1 capital ratios were 11.36 percent and 13.39 percent, respectively, and the Company’s and Bank’s Tier 1 leverage capital ratios were 10.15 percent and 11.56 percent, respectively, all of which ratios exceeded the minimum percentage requirements for the Bank to be deemed “well-capitalized” and for the Company to meet and exceed all applicable capital ratio requirements for regulatory purposes. The Bank’s capital conservation buffer was 6.64 percent and 6.19 percent, and the Company’s capital conservation buffer was 5.78 percent and 5.74 percent as of December 31, 2019 and 2018, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources.” The federal banking regulators may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to restrictions on taking brokered deposits.

The federal banking agencies, including the Federal Reserve, adopted a rule, effective January 1, 2020, pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, for institutions with assets of less than $10 billion that meet other specified criteria, a “community bank leverage ratio” (the ratio of a bank’s tangible Tier 1 equity capital to average total consolidated assets) of 9.0 percent, that such institution may elect to utilize in lieu of the generally applicable leverage and risk-based capital requirements under Basel III.  A “qualifying community bank” with capital exceeding 9.0 percent will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized”.

While the New Capital Rules set higher regulatory capital requirements for the Company and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the New Capital Rules or more stringent requirements to maintain higher levels of capital, or to maintain higher levels of liquid assets, could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses, and require the raising of additional capital.

Management believes that, as of December 31, 2019, the Company and the Bank met all applicable capital requirements under the New Capital Rules on a fully phased-in basis if such requirements were currently in effect.

(d) Final Volcker Rule

Under the Volcker Rule, and subject to certain exceptions, banking entities, including the Company and the Bank, are restricted in their ability to engage in activities that are considered short-term proprietary trading and their ability to invest in, and have relationships with, certain private investment funds, including hedge or private equity funds that are considered “covered funds.” The Company and the Bank held no investment positions at December 31, 2019 and 2018 that were subject to the Volcker Rule. Therefore, while the Volcker Rule, including its implementing regulations, requires us to conduct certain internal analysis and reporting, it did not require any material changes in our operations or business. Bank holding companies with less than $10 billion in consolidated assets are exempt if its total trading assets or liabilities do not exceed 5.0 percent of total consolidated assets.

(e) Bank Holding Company Regulation

The Company is a bank holding company that is subject to comprehensive supervision, regulation, examination and enforcement by the Federal Reserve.

Bank holding companies and their subsidiaries are subject to significant regulation and restrictions by Federal and State laws and regulatory agencies, which may affect the cost of doing business, and may limit permissible activities and expansion or impact the competitive balance between banks and other financial services providers. Federal and state banking laws and regulations, among other things:

•	Require periodic reports and such additional reports of information as the Federal Reserve may require;
•	Limit the scope of bank holding companies’ activities and investments;
•	Require bank holding companies to meet or exceed certain levels of capital (See “Capital Adequacy Requirements” above);
•	Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank;

•

Limit dividends payable to shareholders and restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks. The Company’s ability to pay dividends on both its common and preferred stock is subject to legal and regulatory restrictions. Substantially all of the Company’s funds to pay dividends or to pay principal and interest on our debt obligations are derived from dividends paid by the Bank;

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

•

Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities; and

•

Require prior Federal Reserve approval to acquire substantially all the assets of a bank, to acquire more than 5.0 percent of a class of voting shares of a bank, or to merge with another bank holding company and consider certain competitive, management, financial, anti-money-laundering compliance, potential impact on U.S. financial stability or other factors in granting these approvals, in addition to similar California or other state banking agency approvals which may also be required.

A bank holding company is subject to supervision and examination by the Federal Reserve. Examinations are designed to inform the Federal Reserve of the financial condition and nature of the operations of the bank holding company and its subsidiaries and to monitor compliance with the BHCA and other laws affecting the operations of bank holding companies.  To determine whether potential weaknesses in the condition or operations of bank holding companies might pose a risk to the safety and soundness of their subsidiary banks, examinations focus on whether a bank holding company has adequate systems and internal controls in place to manage the risks inherent in its business, including credit risk, interest rate risk, market risk, liquidity risk, operational risk, legal risk and reputation risk. Bank holding companies may be subject to potential enforcement actions by the Federal Reserve for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the Federal Reserve. Enforcement actions may include the issuance of cease and desist orders, the imposition of civil money penalties, the requirement to meet and maintain specific capital levels for any capital measure, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against officers or directors and other institution-affiliated parties. The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Company and any of its subsidiaries are subject to examination by, and may be required to file reports with, the DBO. The DBO approvals may also be required for certain mergers and acquisitions.

(f) Bank Regulation

The Bank is a California state-chartered commercial bank whose deposits are insured by the FDIC. The FDIC is its primary federal bank regulator and the DBO is the Bank’s primary state bank regulator. The Bank is subject to comprehensive supervision, regulation, examination and enforcement by the FDIC and the DBO. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions.

Banks are also subject to restrictions on their ability to conduct transactions with affiliates and other related parties. The Federal Reserve Regulation O imposes limitations on loans or extensions of credit to “insiders”, including officers, directors, and principal shareholders. The Federal Reserve Act Section 23A and Regulation W impose quantitative limits, qualitative requirements, and collateral requirements on certain transactions with, or for the benefit of, its affiliates. Transactions covered generally include loans, extensions of credit, investments in securities issued by an affiliate, and acquisitions of assets from an affiliate. Section 23B of the Federal Reserve Act and Regulation W require that most types of transactions by a bank with, or for the benefit of, an affiliate be on terms and conditions at least as favorable to the bank as those prevailing for comparable transactions with unaffiliated parties. Dodd-Frank expanded definitions and restrictions on transactions with affiliates and insiders under Sections 23A and 23B, and also lending limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

Pursuant to the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the activities commonly conducted by national banks in operating subsidiaries. Further, the Bank may conduct certain “financial” activities permitted under the Gramm Leach Bliley Act of 1999 (“GLBA”) in a “financial subsidiary” to the same extent as may a national bank, provided the Bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the Community Reinvestment Act (“CRA”). The Bank currently has no financial subsidiaries.

(g) Enforcement Authority

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
•

Enter into or issue informal or formal enforcement actions, including required Board resolutions, Matters Requiring Board Attention, written agreements, and consent or cease and desist orders, or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

•	Require the sale of subsidiaries or assets;
•	Limit dividend and distributions;
•	Require prior approval of senior executive officer or director changes, or remove officers and directors;
•	Assess civil monetary penalties; and
•	Terminate FDIC insurance, revoke the charter and/or take possession of and close and liquidate the Bank or appoint the FDIC as receiver.

(h) Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions, and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. As a general matter, the maximum deposit insurance amount is $250,000 per depositor, per FDIC-insured bank, per ownership category. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by FDIC modeling, based on regulatory capital and other financial ratios as well as supervisory factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound, or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DBO.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance, which can be affected by the cost of bank failures to the FDIC among other factors. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

(i) Prompt Corrective Action Provisions

The FDI Act requires the federal bank regulatory agencies to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy requirements, including requiring the prompt submission of an acceptable capital restoration plan. Depending on the bank’s capital ratios, the agencies’ regulations define five categories in which an insured depository institution will be placed: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank’s activities, operational practices or the ability to pay dividends. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

The prompt corrective action standards were changed when the New Capital Rule ratios became effective. In order to be considered well-capitalized under the prompt corrective action standards, the Bank is required to meet the new Common Equity Tier 1 ratio of 6.5 percent, a Tier 1 capital ratio of 8.0 percent (increased from 6.0 percent), a total capital ratio of 10.0 percent (unchanged) and a Tier 1 leverage ratio of 5.0 percent (unchanged).

(j) Dividends

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

The Bank is a legal entity that is separate and distinct from its holding company. The Company is dependent on the performance of the Bank for funds which may be received as dividends from the Bank for use in the operation of the Company and for the ability of the Company to pay dividends to shareholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. The New Capital rules may restrict dividends by the Bank if the additional capital conservation buffer is not achieved.

The power of the board of directors of the Bank to declare a cash dividend to the Company is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DBO, in an amount not exceeding the greatest of: (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year.

(k) Operations and Consumer Compliance Laws

The Bank must comply with numerous federal and state anti-money laundering and consumer protection statutes and implementing regulations, including the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the California Homeowner Bill of Rights, and various federal and state privacy protection laws. Noncompliance with any of these laws could subject the Bank to compliance enforcement actions as well as lawsuits, and could also result in administrative penalties, including, fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising, and unfair competition.

These laws and regulations mandate certain disclosure and reporting requirements, and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans and leases, servicing, collecting and foreclosure of loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights. The CRA is intended to encourage banks to help meet the credit needs of the communities in which they operate, including low and moderate-income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating. The CRA requires the bank regulators to take into account the bank’s record in meeting the needs of its communities when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions, or an application by the parent holding company to merge with another bank holding company or acquire a banking organization. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The Bank was rated “Satisfactory” in meeting community credit needs under the CRA at its most recent examination for CRA performance.

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

(l) Federal Home Loan Bank System

The Bank is a member and holder of the capital stock of the Federal Home Loan Bank of San Francisco (“FHLBSF”). There are a total of twelve Federal Home Loan Banks (each, an “FHLB”) across the U.S. owned by their members who are more than 7,300 community financial institutions of all sizes and types. Each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of FHLBSF is currently required to own stock in an amount equal to the greater of: (i) a membership stock requirement of 1.0 percent of an institution’s “membership asset value” which is determined by multiplying the amount of the member’s membership assets by the applicable membership asset factors and is capped at $15.0 million; or (ii) an activity based stock requirement (2.7 percent of the member’s outstanding advances). At December 31, 2019, the Bank was in compliance with the FHLBSF’s stock ownership requirement, and our investment in FHLBSF capital stock was $16.4 million. The total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity as of December 31, 2019 were $1.11 billion and $878.4 million, respectively.

(m) Impact of Monetary Policies

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

(n) Regulation of Non-Bank Subsidiaries

Non-bank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. Additionally, any foreign-based subsidiaries would also be subject to foreign laws and regulations.

(o) Federal Securities Law

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

Risks Relating to our Business

Deteriorating business and economic conditions can adversely affect our industry and business. Our financial performance generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and leases and the value of the collateral securing those loans and leases, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. While the U.S. economy has been expanding, there can be no assurance that it will continue to grow. In addition, rising geopolitical risks nationally and abroad may adversely impact the economy and financial markets in the United States. These economic pressures may adversely affect our business, financial condition, results of operations, and stock price. In particular, we may face the following risks in connection with deterioration in economic conditions:

•	Problem assets and foreclosures may increase;
•	Demand for our products and services may decline;
•	Low cost or noninterest-bearing deposits may decrease;
•	The value of our securities portfolio may decrease; and
•	Collateral for loans and leases made by us, especially real estate, may decline in value.

Our banking operations are concentrated primarily in California, Illinois and Texas. Adverse economic conditions in these regions in particular could impair borrowers’ ability to repay their loans and leases, decrease the level and duration of deposits by customers, and erode the value of loan and lease collateral. Adverse economic conditions can potentially cause a decline in real estate sales and prices in many markets across the United States, the recurrence of an economic recession, and higher rates of unemployment. These conditions could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans and leases or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all, and could also cause a decline in demand for our products and services, or a lack of growth or a decrease in deposits, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.

Our Southern California concentration means economic conditions in Southern California could adversely affect our operations. Though the Bank’s operations have expanded outside of our original Southern California focus, the majority of our loan and deposit concentration is still primarily in Los Angeles County and Orange County in Southern California. Because of this geographic concentration, our results depend largely upon economic conditions in these areas. A deterioration in the economic conditions or a significant natural or man-made disaster or a pandemic virus or disease in these market areas, could have a material adverse effect on the quality of the Bank’s loan and lease portfolio, the demand for our products and services, and on our overall financial condition and results of operations.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations. We are subject to extensive regulation, supervision and examination by our banking regulators.  Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Hanmi Bank rather than for the protection of our stockholders.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, classify our assets, and determine the level of our allowance for loan losses.  These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the ways financial institutions conduct business, implement strategic initiatives, and prepare financial reporting and disclosures.  Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and may involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially retroactively, how we report our financial condition and results of operations. Further, compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

Our concentrations of loans and leases in certain industries could have adverse effects on credit quality. As of December 31, 2019, the Bank’s loan and lease portfolio included loans to: (i) lessors of non-residential buildings of $1.33 billion, or 28.9 percent of total loans and leases; and (ii) borrowers in the hospitality industry of $942.6 million, or 20.4 percent of total gross loans and leases. Because of these concentrations of loans in specific industries, a deterioration within these industries could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans and leases, which could have material and adverse consequences for the Bank.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk. Most of our commercial business and commercial real estate loans are made to small or middle market businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which we operate negatively impact this important customer sector, our results of operations and financial condition and the value of our common stock may be adversely affected. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle and therefore does not provide us with a significant payment history from which to judge future collectability. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans and leases with us, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our loan and lease portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets, especially a downturn in the Southern California real estate market. A downturn in the real estate markets could hurt our business because many of our loans are secured by real estate, predominantly in California. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and natural disasters and pandemic virus or disease. If real estate values decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to suffer material losses on defaulted loans.

We are exposed to risk of environmental liabilities with respect to properties to which we take title. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Our allowance for loan and lease losses may not be adequate to cover actual losses. A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for loan and lease losses to provide for loan and lease defaults and non-performance. The allowance is also increased for new loan and lease growth. We make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans.  In determining the adequacy of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions.  If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, and adjustments may be necessary to address different economic conditions or adverse developments in the loan portfolio.  Consequently, a problem with one or more loans could require us to significantly increase our provision for loan losses.  In addition, the DBO and the FDIC review our allowance for loan losses and as a result of such reviews, they may require us to adjust our allowance for loan losses or recognize loan charge-offs.  Material additions to the allowance would materially decrease our net income.

We are required to adopt a new accounting standard, which requires measurement of certain financial assets (including loans and certain investments) using the current expected credit losses (“CECL”) beginning in calendar year 2020. Current U.S. generally accepted accounting principles (“GAAP”) requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The Financial Accounting Standards Board’s amendment replaces the current incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. We are in the process of evaluating the impact of the adoption of this guidance on our financial statements; however, it is anticipated that the allowance will increase upon the adoption of CECL and that the increased allowance level will decrease shareholders’ equity and the Company’s and Bank’s regulatory capital ratios.

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

Our net interest income may decline based on our exposure to a difference in short-term and long-term interest rates. If the difference between the short-term and long-term interest rates shrinks or disappears, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income. In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thus reducing our net interest income. Also, certain adjustable rate loans re-price based on lagging interest rate indices. This lagging effect may also negatively impact our net interest income when general interest rates continue to rise periodically. Increasing interest rates may also reduce the fair value of our fixed rate available-for-sale investment securities negatively impacting shareholders’ equity.

Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations.  While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, changes in interest rates can still have a material adverse effect on our financial condition and results of operations.  Changes in interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.  Also, our interest rate risk modeling techniques and assumptions cannot fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition. Liquidity is essential to our business. An inability to raise funds through deposits, including brokered deposits, borrowings, the sale of loans and leases, and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Furthermore, if certain funding sources become unavailable, we may need to seek alternatives at higher costs, which would negatively impact our results of operations.

Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

Additional requirements imposed by Dodd-Frank and other regulations, including additional requirements imposed by the CFPB, could adversely affect us. Dodd-Frank and related regulations subject us and other financial institutions to more restrictions, oversight, reporting obligations and costs. In addition, this increased regulation of the financial services industry restricts the ability of institutions within the industry to conduct business consistent with historical practices, including aspects such as compensation practices, interest rates for customers, and new and inconsistent consumer protection regulations and mortgage regulation, among others. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.

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

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and to obtain regulatory approvals to proceed with certain transactions, including conducting acquisitions or establishing new branches. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition and results of operations.

Future changes to the FDIC assessment rate could adversely affect our earnings. The amount of premiums that we are required to pay for FDIC insurance is generally beyond our control. If there are additional bank or financial institution failures, if our risk classification changes, or the method for calculating premiums change, this may impact assessment rates, which may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

The impact of the Basel III capital standards imposed enhanced capital adequacy standards on us. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. In addition, more stringent capital requirements could require us to raise additional capital on terms which may not be favorable. The federal banking agencies have adopted a rule, effective January 1, 2020, that authorizes institutions with assets of less than $10 billion and that meet other specified criteria, to elect to comply with a “community bank leverage ratio” (the ratio of a bank’s Tier 1 equity capital to average total consolidated assets) of 9.0 percent in lieu of the generally applicable leverage and risk-based capital requirements under Basel III.  A “qualifying community bank” with capital exceeding 9.0 percent will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.”

Competition may adversely affect our performance. The banking and financial services businesses in our market areas are highly competitive. We face competition in attracting deposits, making loans and leases, and attracting and retaining employees, particularly in the Korean-American community. Price competition for loans and deposits sometimes requires us to charge lower interest rates on our loans and pay higher interest rates on our deposits, and may reduce our net interest income.  Many of our competitors have substantially greater resources and lending limits than we have and may offer services that we do not provide.  If we are unable to effectively compete in our market area, our profitability would be negatively affected.  The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, new competitors in the market, and the pace of consolidation among financial services providers. Our results in the future may be materially and adversely impacted depending upon the nature and level of competition.

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

A failure in or breach of our operational or security systems or infrastructure, including as a result of cyber attacks or data breaches, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. As a financial institution, we depend on our ability to process, record and monitor a large number of customer transactions on a continuous basis. As our customer base and locations have expanded throughout the U.S. and as customer, public, legislative and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns.

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

The occurrence of breaches or failures of our information security controls, cybersecurity-related incidents or data breaches could also have a material adverse effect on our business, financial condition and results of operations. As a financial institution, we are susceptible to information security breaches and cybersecurity-related incidents that may be committed against us, our clients or our vendors, which may result in financial losses or increased costs to us, our clients or our vendors, disclosure or misuse of our information, our client or vendor information, misappropriation of assets, privacy breaches against our clients or our vendors, litigation, or damage to our reputation. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us, our clients or our vendors, denial or degradation of service attacks, and malware or other cyber attacks. We also may become subject to governmental enforcement actions or litigation in the even we do not comply with data privacy requirements or experience a data breach.

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

To date we have not experienced any material losses relating to cyber attacks or other information security breaches, but there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to enhance our internet banking and mobile banking channel strategies to serve our customers when and how they want to be served, and our expanded geographic footprint. There continues to be a rise in security breaches and cyber attacks within the financial services industry, especially in the commercial banking sector. For example, financial institutions continue to be the target of various evolving and adaptive cyber attacks, including malware, ransomware and denial-of-service, as part of an effort to disrupt the operations of financial institutions, potentially test their cybersecurity capabilities, or obtain confidential, proprietary or other information. Consistent with industry trends, we are exposed to an increase in attempted security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients or vendors may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses, customers or third parties, or cyber attacks or security breaches of the networks, systems or devices that our customers or third parties use to access our products and services could result in customer attrition, financial losses, the inability of our customers or vendors to transact business with us, violations of applicable privacy and other laws, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

The failure to maintain current technologies and the costs to update technology could negatively impact our business and financial results. Our future success depends, in part, on our ability to effectively embrace technology to better serve customers and reduce costs. We may be required to expand additional resources to employ this technology. Failure to keep pace with technological change could potentially have an adverse effect on our business operations and financial condition and results of operations.

We may not be able to successfully implement future information technology system enhancements, which could adversely affect our business operations and profitability. We invest significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. We may not be able to successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in our stock. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.

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

Uncertainty surrounding the future of LIBOR (London Interbank Offer Rate) may affect the fair value and return on our financial instruments that use LIBOR as a reference rate. We hold assets, liabilities, and derivatives that are indexed to the various tenors of LIBOR including but not limited to the one-month LIBOR, three-month LIBOR, one-year LIBOR, and the ten-year constant maturing swap rate. The LIBOR yield curve is also utilized in the fair value calculation of many of these instruments. The reform of major interest benchmarks led to the announcement of the United Kingdom’s Financial Conduct Authority, the regulator of the LIBOR index, that LIBOR would not be supported in its current form after the end of 2021. We believe the U.S. financial sector will maintain an orderly and smooth transition to new interest rate benchmarks, which we will evaluate and adopt if appropriate. While in the U.S., the Alternative Rates Reference Committee of the FRB and Federal Reserve Bank of New York have identified the SOFR as an alternative U.S. dollar reference interest rate, it is too early to predict the financial impact this rate index replacement may have, if at all.

Fraudulent activity could damage our reputation, disrupt our businesses, increase our costs and cause losses. We are susceptible to fraudulent activity that may be committed against us, our clients or our vendors, which may result in damage to our reputation, financial losses or increased costs to us or our clients or vendors, disclosure or misuse of our information, our client or vendor information, misappropriation of assets, privacy breaches against our clients or vendors, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud (counterfeit, forgery, etc.), electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. In recent periods, there continues to be a rise in electronic fraudulent activity within the financial services industry, and, consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity in recent periods. The occurrence of fraudulent activity could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in accounting standards may affect how we record and report our financial condition and results of operations. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”) and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes and their impacts on us can be hard to predict and may result in unexpected and materially adverse impacts on our reported financial condition and results of operations.

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

Changes to tax regulations could negatively impact our earnings. We are subject to income taxes in the U.S. In particular, although the passage of the Tax Cut and Jobs Act of 2017 reduced the U.S. tax rate to 21.0 percent effective January 1, 2018, our future earnings could be negatively impacted by changes in tax legislation including changing tax rates and tax base such as limiting, phasing-out or eliminating deductions or tax credits, taxing certain excess income from intellectual property and changing other tax laws in the U.S.

We may become subject to regulatory restrictions in the event that our capital levels decline. We cannot provide assurance that our total risk-based capital ratio or other capital ratios will not decline in the future such that the Bank may be considered to be “undercapitalized” for regulatory purposes. If a state nonmember bank, like the Bank, is classified as undercapitalized, the bank is required to submit a capital restoration plan to the FDIC. Pursuant to the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the FDIC of a capital restoration plan for the bank. The FDIC also has the discretion to impose certain other corrective actions.

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

Management closely monitors our exposure to the South Korean economy and, to date, we have not experienced any significant loss attributable to our exposure to South Korea. Nevertheless, our efforts to minimize exposure to downturns in the South Korean economy may not be successful in the future, and a significant downturn in the South Korean economy could possibly have a material adverse effect on our financial condition and results of operations. In particular, the economic disruption caused by the spread of the coronavirus/COVID-19 may adversely and materially effect our financial performance in future periods. If economic conditions in South Korea change, we could experience an outflow of deposits by those of our customers with connections to South Korea and a significant decrease in deposits could have a material adverse effect on our financial condition and results of operations.

We are exposed to the risks of natural disasters and global market disruptions. A significant portion of our operations is concentrated in Southern California. California is in an earthquake-prone region. A major earthquake may result in material loss to us. A significant percentage of our loans and leases are and will be secured by real estate. Many of our borrowers may suffer uninsured property damage, experience interruption of their businesses or lose their jobs after an earthquake. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value. Unlike a bank with a customer base that is more geographically diversified, we are vulnerable to greater losses if an earthquake, fire, flood or other natural catastrophe occurs in Southern California.

Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics, cyber attacks or campaigns, military conflict, terrorism or other geopolitical events. Global market disruptions may affect our business liquidity. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise could result in a decline in revenue and adversely affect our results of operations and financial condition, including capital and liquidity levels.

Risks Relating to Ownership of Our Common Stock

The Bank could be restricted from paying dividends to us, its sole shareholder, and, thus, we would be restricted from paying dividends to our stockholders in the future. The primary source of our income from which we pay our obligations and distribute dividends to our stockholders is from the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. As of January 1, 2020, the Bank had the ability to pay $23.1 million of dividends without the prior approval of the Commissioner of Business Oversight.

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

In addition, we maintain the 2013 Equity Compensation Plan that provides for the granting of awards to our directors, executive officers and other employees. The plan provides awards of any options, stock appreciation right, restricted stock award, restricted stock unit award, share granted as a bonus or in lieu of another award, dividend equivalent, other stock-based award or performance award. As of December 31, 2019, 156,438 shares of our common stock were issuable under options granted in connection with our stock option plans. It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.

Furthermore, as of December 31, 2019, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 62,500,000 shares of common stock. Our Amended and Restated Certificate of Incorporation does not provide for preemptive rights to the holders of our common stock. Any authorized but unissued shares are available for issuance by our Board of Directors. As a result, if we issue additional shares of common stock to raise additional capital or for other corporate purposes, you may be unable to maintain your pro rata ownership in the Company.

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

Risks Relating to Acquisitions

We may experience adverse effects from acquisitions. We have acquired other banking companies in the past and will consider additional acquisitions as opportunities arise. If we do not adequately address the financial and operational risks associated with acquisitions of other companies, we may incur material unexpected costs and disruption of our business. Risks involved in acquisitions of other companies, include:

•	the risk of failure to adequately evaluate the asset quality of the acquired company;
•	difficulty in assimilating and integrating the operations, technology and personnel of the acquired company;
•	diversion of management’s attention from other important business activities;
•

unfamiliarity with the characteristics and business dynamics of new markets, increased marketing and administrative expenses and operational difficulties arising from our efforts to attract business in new markets, manage operations in noncontiguous geographic markets, comply with local laws and regulations and effectively and consistently manage our non-California personnel and business;

•

the risk that the acquired business will not perform according to management’s expectations because of our inability to realize projected revenue increases, cost savings, improved geographic presence or other projected benefits;

•	the possible loss of key employees of the target institution;
•	difficulty in maintaining good relations with the loan and deposit customers of the acquired company;
•	inability to maintain uniform standards, controls, procedures and policies, especially considering geographic diversification;
•	potentially dilutive issuances of equity securities or the incurrence of debt and contingent liabilities; and
•	amortization of expenses related to acquired intangible assets that have finite lives.
Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Hanmi Financial’s principal office is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California. As of December 31, 2019, we had 44 properties consisting of 35 branch offices and 9 loan production offices. We own 16 locations and the remaining properties are leased.

As of December 31, 2019, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization, was $26.1 million. Our lease expense was $7.9 million for the year ended December 31, 2019. We consider our present facilities to be sufficient for our current operations.

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

Market Information

Hanmi Financial’s common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “HAFC.” As of February 26, 2020, there were approximately 794 record holders of our common stock.

Performance Graph

The following graph shows a comparison of cumulative total stockholder return on Hanmi Financial’s common stock with the cumulative total returns for: (i) the Nasdaq Composite Index; (ii) the Standard and Poor’s 500 Financials Index (“S&P 500 Financials”); and (iii) the SNL U.S. Bank $1B-$5B Index, which was compiled by SNL Financial LC of Charlottesville, Virginia. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance. The performance graph shall not be deemed incorporated by reference to any general statement incorporating by reference to this Annual Report on Form 10-K into any filing under the Securities Act, or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under either the Securities Act or the Exchange Act.

	December 31,
	2014	2015	2016	2017	2018	2019
Hanmi Financial Corporation	$100.00	$108.76	$160.02	$139.16	$90.33	$91.70
NASDAQ Composite	$100.00	$105.73	$113.66	$145.76	$140.10	$189.45
S&P 500 Financials	$100.00	$96.52	$115.96	$139.19	$118.77	$153.42
SNL Bank $1B-$5B	$100.00	$109.91	$155.04	$162.98	$140.71	$167.70

Source: S&P Global, New York, NY

Recent Unregistered Sales of Equity Securities

There were no unregistered sales of Hanmi Financial’s equity securities during the year ended December 31, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During 2019, the Company acquired 26,846 shares from employees in connection with the satisfaction of income tax withholding obligations incurred through vesting of Company stock awards. In addition, the following table presents stock purchases made in respect of the stock repurchase program announced on January 24, 2019 that authorized the buy-back of up to 5.0 percent, or 1,500,000 of our shares outstanding. The program is ongoing as of December 31, 2019. The table below provides information on purchases made during the three months ended December 31, 2019:

Purchase Date:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
October 1, 2019 - October 31, 2019	$—	—	—
November 1, 2019 - November 30, 2019	$19.63	310,000	1,190,000
December 1, 2019 - December 31, 2019	$19.61	65,000	1,125,000
Total	$19.63	375,000	1,125,000

Item 6.	Selected Financial Data

The following table presents selected historical financial information. This selected historical financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Report and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial data as of December 31, 2019 and 2018 and for each of the years in the three-year period ended December 31, 2019 was derived from our audited financial statements that appear in this Form 10-K. The selected historical financial data as of December 31, 2017, 2016 and 2015 and for the two-year period ended December 31, 2016 was derived from our audited financial statements that do not appear in this Form 10-K. In the opinion of management, the information presented reflects all adjustments, including normal and recurring accruals, considered necessary for a fair presentation of the results of such periods.

	As of and For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Summary statements of operations:
Interest and dividend income	$246,772	$234,397	$209,321	$178,471	$164,226
Interest expense	70,900	53,384	32,519	18,274	16,109
Net interest income	175,872	181,013	176,802	160,197	148,117
Loan and lease loss provision (income)	30,170	3,990	831	(4,339)	(11,614)
Noninterest income	27,552	24,520	33,415	33,075	47,602
Noninterest expense	125,906	117,573	114,102	108,223	115,328
Income before provision for income taxes	47,348	83,970	95,284	89,388	92,005
Provision for income taxes	14,560	26,102	40,624	32,899	38,182
Net income	$32,788	$57,868	$54,660	$56,489	$53,823

Summary balance sheets:
Cash and due from banks	$121,678	$155,376	$153,826	$147,235	$164,364
Securities	634,477	574,908	578,804	516,964	698,296
Loans and leases receivable, net (1)	4,548,739	4,568,566	4,273,415	3,812,340	3,140,381
Assets	5,538,184	5,502,219	5,210,485	4,701,346	4,234,521
Deposits	4,698,962	4,747,235	4,348,654	3,809,737	3,509,976
Liabilities	4,974,917	4,949,651	4,648,008	4,170,321	3,740,603
Stockholders’ equity	563,267	552,568	562,477	531,025	493,918
Tangible equity (4)	551,394	540,386	549,933	518,136	492,217
Average loans and leases receivable (2)	4,507,975	4,456,202	4,039,346	3,423,292	2,901,698
Average securities	618,610	587,916	583,971	614,749	788,156
Average assets	5,475,935	5,357,965	4,952,466	4,372,698	4,076,669
Average deposits	4,690,959	4,461,045	4,160,072	3,607,585	3,502,886
Average stockholders’ equity	565,314	574,764	548,135	518,867	476,401

Per share data:
Earnings per share – basic	$1.06	$1.80	$1.70	$1.76	$1.69
Earnings per share – diluted	$1.06	$1.79	$1.69	$1.75	$1.68
Book value per share (3)	$18.29	$17.87	$17.34	$16.42	$15.45
Tangible book value per share (4)	$17.90	$17.47	$16.96	$16.03	$15.39
Cash dividends per share	$0.96	$0.96	$0.80	$0.66	$0.47
Common shares outstanding	30,799,624	30,928,437	32,431,627	32,330,747	31,974,359

Performance ratios:
Return on average assets (5) (12)	0.60%	1.08%	1.10%	1.29%	1.32%
Return on average stockholders’ equity (6) (12)	5.80%	10.07%	9.97%	10.89%	11.30%
Net interest margin (7)	3.37%	3.57%	3.82%	3.95%	3.90%
Efficiency ratio (8)	61.89%	57.20%	54.28%	56.00%	58.93%
Dividend payout ratio (9)	90.57%	53.33%	47.06%	37.57%	27.81%
Average stockholders’ equity to average assets	10.32%	10.73%	11.07%	11.87%	11.69%

Asset quality ratios:
Non-performing loans and leases to loans and leases, net (10)	1.40%	0.34%	0.37%	0.30%	0.60%
Non-performing assets to assets (11)	1.15%	0.29%	0.34%	0.40%	0.65%
Net loan and lease (charge-offs) recoveries to average loans and leases	(0.02)%	(0.07)%	(0.05)%	(0.18)%	0.06%
Allowance for loan and lease losses to loans and leases	1.33%	0.70%	0.73%	0.85%	1.37%
Allowance for loan and lease losses to nonperforming loans and leases	96.31%	205.90%	196.41%	284.32%	224.58%

Capital ratios:
Total risk-based capital:
Hanmi Financial	15.11%	14.54%	15.50%	13.86%	14.91%
Hanmi Bank	14.64%	14.19%	15.20%	13.64%	14.86%
Tier 1 risk-based capital:
Hanmi Financial	11.78%	11.74%	12.55%	13.02%	13.65%
Hanmi Bank	13.39%	13.47%	14.47%	12.80%	13.60%
Common equity tier 1 capital:
Hanmi Financial	11.36%	11.32%	12.19%	12.73%	13.65%
Hanmi Bank	13.39%	13.47%	14.47%	12.80%	13.60%
Tier 1 leverage:
Hanmi Financial	10.15%	10.18%	10.79%	11.53%	11.31%
Hanmi Bank	11.56%	11.67%	12.44%	11.33%	11.27%

(1)	Excludes loans held for sale and net of allowance for loan and lease losses.
(2)	Includes loans held for sale and before allowance for loan and lease losses.

(3)	Stockholders’ equity divided by shares of common stock outstanding.
(4)	Tangible equity divided by common shares outstanding. Tangible equity is a "Non-GAAP" financial measure, as discussed in the following section.
(5)	Net income divided by average assets.
(6)	Net income divided by average stockholders’ equity.
(7)	Net interest income divided by average interest-earning assets. Computed on a tax-equivalent basis using the statutory federal tax rate.
(8)	Noninterest expense divided by the sum of net interest income and noninterest income.
(9)	Dividends declared per share divided by basic earnings per share.
(10)	Nonperforming loans and leases, excluding loans held for sale, consist of nonaccrual loans and leases, and loans and leases past due 90 days or more still accruing interest.
(11)	Nonperforming assets consist of nonperforming loans and leases and other real estate owned.
(12)	Amounts calculated on net income.

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

Management believes the presentation of these financial measures excluding the impact of items described in the preceding paragraph provide useful supplemental information that is essential for a proper understanding of the capital strength of Hanmi Financial. These disclosures should not be viewed as a substitution for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Tangible Stockholders’ Equity and Tangible Book Value Per Share

The following table reconciles these non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Total assets	$5,538,184	$5,502,219	$5,210,485	$4,701,346	$4,234,521
Less goodwill and other intangible assets	(11,873)	(12,182)	(12,544)	(12,889)	(1,701)
Tangible assets	$5,526,311	$5,490,037	$5,197,941	$4,688,457	$4,232,820
Total stockholders' equity (1)	$563,267	$552,568	$562,477	$531,025	$493,918
Less goodwill and other intangible assets	(11,873)	(12,182)	(12,544)	(12,889)	(1,701)
Tangible stockholders' equity (1)	$551,394	$540,386	$549,933	$518,136	$492,217
Stockholders' equity to assets	10.17%	10.04%	10.80%	11.30%	11.66%
Tangible common equity to tangible assets (1)	9.98%	9.84%	10.58%	11.05%	11.63%
Common shares outstanding	30,799,624	30,928,437	32,431,627	32,330,747	31,974,359
Book value per share	$18.29	$17.87	$17.34	$16.42	$15.45
Effect of goodwill and other intangible assets	(0.39)	(0.40)	(0.38)	(0.39)	(0.06)
Tangible common equity per common share	$17.90	$17.47	$16.96	$16.03	$15.39

(1) There were no preferred shares outstanding at the periods indicated.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2019, 2018 and 2017. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes related thereto presented elsewhere in this Report. See also “Cautionary Note Regarding Forward-Looking Statements.”

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our Consolidated Financial Statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Our financial position and results of operations can be materially affected by these estimates and assumptions. Critical accounting policies are those policies that are most important to the determination of our financial condition and results of operations or that require management to make assumptions and estimates that are subjective or complex. Our significant accounting policies are discussed in the “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies.” Management believes that the following policy is critical.

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

Executive Overview

For the years ended December 31, 2019, 2018 and 2017, net income was $32.8 million, $57.9 million and $54.7 million, respectively. The decrease of $25.1 million, or 43.3 percent, in net income for the year ended December 31, 2019 as compared with the year ended December 31, 2018, was primarily due to a $26.2 million increase in the provision for loan and lease losses relating to a troubled loan relationship and impaired leases receivable.

The increase of $3.2 million, or 5.9 percent, in net income for the year ended December 31, 2018 as compared with the year ended December 31, 2017, was primarily due to an increase in interest and fees on loans and leases offset by a decrease in noninterest expenses. A decrease in income tax expense of $14.5 million, or 35.7 percent, mainly resulting from the Tax Cuts and Jobs Act enacted in December 2017 further increased net income.

For the years ended December 31, 2019, 2018 and 2017, our earnings per diluted share were $1.06, $1.79 and $1.69, respectively.

Significant financial highlights include:

•	Loans and leases receivable decreased by $19.8 million, or 0.4 percent, to $4.55 billion as of December 31, 2019, compared with $4.57 billion as of December 31, 2018.
•

Deposits were $4.70 billion at December 31, 2019 compared with $4.75 billion at December 31, 2018 as time deposits decreased $245.6 million, or 13.6 percent and interest-bearing demand deposits decreased $3.3 million, or 3.7 percent, offset by an increase in interest-bearing money market and savings accounts of $93.5 million, or 5.9 percent and noninterest-bearing demand deposits of $107.1 million, or 8.3 percent.

•	Cash dividends of $0.96 per share of common stock were declared for the years ended December 31, 2019, and 2018 compared with $0.80 per share of common stock for the year ended December 31, 2017.

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

	For the Year Ended
	December 31, 2019			December 31, 2018			December 31, 2017
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans and leases receivable (1)	$4,507,975	$229,402	5.09%	$4,456,202	$219,590	4.93%	$4,039,346	$195,790	4.85%
Securities (2)	618,610	14,806	2.39%	587,916	13,528	2.30%	583,971	13,771	2.36%
FHLB stock	16,385	1,147	7.00%	16,385	1,413	8.62%	16,385	1,232	7.52%
Interest-bearing deposits in other banks	73,906	1,562	2.11%	31,478	577	1.83%	40,333	449	1.11%
Total interest-earning assets	5,216,876	246,917	4.73%	5,091,981	235,108	4.62%	4,680,035	211,242	4.51%

Noninterest-earning assets:
Cash and due from banks	103,475			122,925			116,716
Allowance for loan and lease losses	(41,933)			(31,880)			(33,277)
Other assets	197,517			174,939			188,992
Total assets	$5,475,935			$5,357,965			$4,952,466

Liabilities and stockholders' equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$83,613	$116	0.14%	$91,495	$106	0.12%	$93,184	$74	0.08%
Money market and savings	1,566,403	23,556	1.50%	1,444,674	16,182	1.12%	1,495,378	12,515	0.84%
Time deposits	1,752,642	39,433	2.25%	1,609,403	26,792	1.66%	1,322,352	13,500	1.02%
Total interest-bearing deposits	3,402,658	63,105	1.85%	3,145,572	43,080	1.37%	2,910,914	26,089	0.90%
Borrowings	40,374	763	1.89%	174,452	3,379	1.94%	119,041	1,077	0.90%
Subordinated debentures	118,079	7,032	5.96%	117,524	6,925	5.88%	95,811	5,353	5.57%
Total interest-bearing liabilities	3,561,111	70,900	1.99%	3,437,548	53,384	1.55%	3,125,766	32,519	1.04%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,288,301			1,315,473			1,249,158
Other liabilities	61,209			30,180			29,407
Stockholders' equity	565,314			574,764			548,135
Total liabilities and stockholders' equity	$5,475,935			$5,357,965			$4,952,466
Net interest income (taxable equivalent basis)		$176,017			$181,724			$178,723

Cost of deposits (3)			1.35%			0.97%			0.63%
Net interest spread (taxable equivalent basis) (4)			2.74%			3.07%			3.47%
Net interest margin (taxable equivalent basis)(5)			3.37%			3.57%			3.82%

(1)	Loans and leases include loans held for sale and exclude the allowance for loan and lease losses. Nonaccrual loans and leases are included in the average loan and lease balance.
(2)	Amounts calculated on a fully equivalent basis using the current statutory federal tax rate.

(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.
(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended December 31,
	2019 vs 2018			2018 vs 2017
	Increases (Decreases) Due to Change In			Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans and leases receivable (1)	$2,573	$7,239	$9,812	$20,600	$3,200	$23,800
Securities (2)	722	556	1,278	95	(338)	(243)
FHLB stock	—	(266)	(266)	—	181	181
Interest-bearing deposits in other banks	885	100	985	(115)	243	128
Total interest and dividend income (taxable equivalent) (2)	$4,180	$7,629	$11,809	$20,580	$3,286	$23,866
Interest expense:
Demand: interest-bearing	$—	$10	$10	$—	$32	$32
Money market and savings	1,457	5,917	7,374	143	3,524	3,667
Time	2,554	10,087	12,641	3,398	9,894	13,292
Borrowings	(2,536)	(80)	(2,616)	664	1,638	2,302
Subordinated debentures	27	80	107	1,265	307	1,572
Total interest expense	$1,502	$16,014	$17,516	$5,470	$15,395	$20,865
Change in net interest income (taxable equivalent) (2)	$2,678	$(8,385)	$(5,707)	$15,110	$(12,109)	$3,001

(1)	Loans and leases include loans held for sale and exclude the allowance for loan and lease losses. Nonaccrual loans and leases are included in the average loan and lease balance.
(2)	Amounts calculated on a fully equivalent basis using the current statutory federal tax rate.

2019 Compared to 2018

Interest income, on a taxable equivalent basis, increased $11.8 million, or 5.0 percent, to $246.9 million for the year ended December 31, 2019 from $235.1 million for the year ended December 31, 2018. Interest expense increased $17.5 million or 32.8 percent, to $70.9 million in 2019 from $53.4 million in 2018. Net interest income, on a taxable equivalent basis, was $176.0 million and $181.7 million in 2019 and 2018, respectively. The decrease in net interest income was primarily due to the increase in interest expense on interest-bearing liabilities outpacing the increase in interest income on interest-earning assets. Average loans and leases were 86.4 percent of average interest earning assets for 2019, down from 87.5 percent for 2018. The net interest spread and net interest margin, on a taxable equivalent basis, for the year ended December 31, 2019 were 2.74 percent and 3.37 percent, respectively, compared with 3.07 percent and 3.57 percent, respectively, for the same period in 2018.

Average loans and leases increased $51.8 million, or 1.2 percent, to $4.51 billion in 2019 from $4.46 billion in 2018. Average securities increased $30.7 million, or 5.2 percent, to $618.6 million in 2019 from $587.9 million in 2018. Average interest earning assets increased $124.9 million, or 2.5 percent, to $5.22 billion for the year ended December 31, 2019 from $5.09 billion for 2018. The increase in average loans and leases was due mainly to new loan production. Average interest-bearing liabilities increased $123.6 million, or 3.6 percent, to $3.56 billion in 2019 compared to $3.44 billion in 2018. The increase in average interest-bearing liabilities resulted primarily from an increase in time deposits, money market and savings, offset mainly by a decrease in borrowings.

The average yield on loans and leases increased to 5.09 percent for the year ended December 31, 2019 from 4.93 percent in 2018, primarily due to an increase in market interest rates commencing in the second-half of 2018 and change in composition of the loan portfolio with a greater concentration of commercial and industrial loans and leases receivable, and a decrease in residential loans. The average yield on securities, on a taxable equivalent basis, increased to 2.39 percent in 2019 from 2.30 percent in 2018, attributable primarily to the shift away from lower taxable equivalent yields of the tax-exempt municipal securities resulting from the Tax Cuts and Jobs Act. The average yield on interest-earning assets, on a taxable equivalent basis, increased 11 basis points to 4.73 percent in 2019 from 4.62 percent in 2018, due mainly to the increase in the yields on the loan and lease portfolio. The average cost of interest-bearing liabilities increased by 44 basis points to 1.99 percent in 2019 from 1.55 percent in 2018. The increase was due to increases in the market interest rates and competition.

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

2019 Compared to 2018

A loan and lease loss provision of $30.2 million was recorded for the year ended December 31, 2019, compared with a loan and lease loss provision of $4.0 million for the year ended December 31, 2018. The increased provision primarily related to an increase in specific allowance allocations of $21.8 million in 2019 related to a $39.7 million troubled loan relationship, which was placed on non-accrual status in 2019 and was deemed impaired. The charge to other noninterest expense for losses on off-balance sheet items was $958,000 in 2019 compared to $143,000 for the same period in 2018.

Net loan and lease charge-offs were $736,000, or 0.02 percent of average loans and leases, for the year ended December 31, 2019 compared with net loan and lease charge-offs of $3.1 million, or 0.07 percent of average loans and leases, for the year ended December 31, 2018.

Classified loans and leases increased by $64.5 million, or 218.3 percent, to $94.0 million for the year ended December 31, 2019 from $29.5 million for the year ended December 31, 2018. The increase in classified loans reflected the addition of the previously-mentioned $39.7 million troubled loan relationship and the addition of a $10.7 million branded hotel construction loan due to project delays.

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

See “Nonperforming Assets” and “Allowance for Loan and Lease Losses and Allowance for Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the years indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Service charges on deposit accounts	$9,951	$10,000	$10,396
Trade finance and other service charges and fees	4,786	4,616	4,495
Servicing income	1,798	2,385	2,631
Bank-owned life insurance income	1,121	1,107	1,113
All other operating income	2,114	1,799	4,298
Service charges, fees and other	19,770	19,907	22,933
Gain on sale of SBA loans	5,252	4,954	8,734
Net gain (loss) on sales of securities	1,295	(341)	1,748
Gain on sale of bank premises	1,235	—	—
Total noninterest income	$27,552	$24,520	$33,415

2019 Compared to 2018

For the year ended December 31, 2019 noninterest income was $27.6 million, an increase of $3.0 million, or 12.4 percent, compared with $24.5 million in 2018. The increase was primarily attributable to increases in gain on sale of securities and gain on sale of bank premises. Sales of SBA loans resulted in a net gain of $5.3 million for the year ended December 31, 2019 compared with $5.0 million in 2018. Sale of securities resulted in a net gain of $1.3 million for the year ended December 31, 2019 compared to a net loss of $341,000 in 2018.

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

Noninterest Expense

The following table sets forth various components of noninterest expense for the years indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Salaries and employee benefits	$67,900	$69,435	$67,944
Occupancy and equipment	17,064	15,944	15,740
Data processing	8,755	6,870	6,960
Professional fees	9,060	6,178	5,464
Supplies and communications	2,936	3,003	2,912
Advertising and promotion	3,797	4,041	3,952
Merger and integration costs	—	846	(40)
All other operating expenses	13,263	11,606	10,756
Subtotal	122,774	117,923	113,688
Provision (income) for off-balance sheet items	958	143	112
Other real estate owned expense (income)	439	(493)	302
Impairment loss on bank premises	1,734	—	—
Total noninterest expense	$125,906	$117,573	$114,102

2019 Compared to 2018

For the year ended December 31, 2019, noninterest expense was $125.9 million, an increase of $8.3 million, or 7.1 percent, compared with $117.6 million in 2018. The increase was due primarily to increases in occupancy and equipment, data processing, professional fees, other operating expenses and an impairment loss on bank premises, offset by decreases in salaries and employee benefits and merger and integration costs.

2018 Compared to 2017

For the year ended December 31, 2018, noninterest expense was $117.6 million, an increase of $3.5 million, or 3.0 percent, compared with $114.1 million in 2017. The increase was due primarily to increases in salaries and employee benefits, merger and integration costs and other operating expenses, offset by a decrease in OREO expense.

Income Tax Expense

For the years ended December 31, 2019, 2018 and 2017, income tax expense was $14.6 million, $26.1 million and $40.6 million, respectively. The effective tax rate for the years ended December 31, 2019, 2018 and 2017 was 30.8 percent, 31.1 percent and 42.6 percent, respectively. The lower effective tax rate in 2019 and 2018 compared to 2017 was due mainly to the decreased federal statutory income tax rate to 21 percent from 35 percent. The higher effective tax rate in 2017 also included a $3.9 million charge arising from a one-time revaluation adjustment to reduce the Company’s deferred tax asset due to a change in the Federal corporate tax in connection with the passage of the Tax Cuts and Jobs Act on December 22, 2017.

Income taxes are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 11 — Income Taxes” presented elsewhere herein.

Financial Condition

Securities Portfolio

Securities are classified as held to maturity, available for sale, or trading in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified either as “available for sale” or “trading.” There were no held to maturity or trading securities as of December 31, 2019 and 2018. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale and trading securities are stated at fair value. The composition of our securities portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. Our securities portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of December 31, 2019, our securities portfolio was primarily composed of mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies and sponsored agencies. Most of the securities carried fixed interest rates. Other than holdings of U.S. government and agency securities, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of December 31, 2019, 2018 or 2017.

The following table summarizes the amortized cost, fair value and distribution of securities as of the dates indicated:

	December 31, 2019			December 31, 2018			December 31, 2017
		Estimated	Unrealized		Estimated	Unrealized		Estimated	Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)	Cost	Value	(Loss)
	(in thousands)
Securities available for sale:
U.S. Treasury securities	$34,946	$35,205	$258	$39,768	$39,830	$62	$152	$152	$—
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	406,813	410,800	3,987	300,957	295,034	(5,923)	306,166	303,609	(2,557)
Collateralized mortgage obligations	164,232	164,592	360	124,550	122,292	(2,258)	119,658	117,768	(1,890)
Debt securities	23,733	23,879	146	7,499	7,402	(97)	7,499	7,414	(85)
Total U.S. government agency and sponsored agency obligations	594,778	599,272	4,494	433,006	424,728	(8,278)	433,323	428,791	(4,532)
Municipal bonds-tax exempt	—	—	—	110,670	110,350	(320)	125,601	127,475	1,874
Mutual funds	—	—	—	—	—	—	22,916	22,386	(530)
Total securities available for sale	$629,725	$634,477	$4,752	$583,444	$574,908	$(8,536)	$581,992	$578,804	$(3,188)

As of December 31, 2019, securities available for sale increased 10.4 percent to $634.5 million from $574.9 million as of December 31, 2018. The increase was mainly due to purchases of mortgage-backed securities and collateralized mortgage obligations. The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their weighted-average yield as of December 31, 2019:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$24,954	2.57%	$9,993	2.67%	$—	0.00%	$—	0.00%	$34,946	2.60%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	9,956	2.30%	46,871	2.19%	136,144	2.49%	213,841	2.47%	406,813	2.44%
Collateralized mortgage obligations	—	0.00%	3,030	1.52%	23,735	2.09%	137,468	2.16%	164,232	2.14%
Debt securities	3,000	1.50%	17,730	2.08%	3,003	2.83%	—	—	23,733	2.10%
Total U.S. government agency and sponsored agency obligations	12,956	2.12%	67,631	2.13%	162,882	2.43%	351,309	2.35%	594,778	2.34%
Total securities available for sale	$37,910	2.42%	$77,624	2.20%	$162,882	2.43%	$351,309	2.35%	$629,725	2.36%

Loan and Lease Portfolio

Real estate loans are secured by commercial or residential properties for the purpose of financing a purchase, refinancing debt, or making building improvements. These loans are either owner-occupied or non-owner occupied. The Bank originates these loans using underwriting guidelines, which include minimum debt service ability, maximum loan to value ratios, and analyzing the borrower’s future capacity to repay the loan.

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

Leases receivable include equipment finance agreements with terms ranging from one to seven years. Equipment leases are similar to commercial business loans in that the leases are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.

The following sets forth the amount of total loans and leases outstanding in each category as of the dates indicated, excluding loans held for sale:

	As of December 31,
	2019	2018	2017
	(in thousands)
Real estate loans:
Commercial property
Retail	$869,302	$906,260	$915,273
Hospitality	922,288	830,679	681,325
Other (1)	1,358,432	1,449,270	1,417,273
Total commercial property loans	3,150,022	3,186,209	3,013,871
Construction	76,455	71,583	55,190
Residential property	402,028	500,563	521,853
Total real estate loans	3,628,505	3,758,355	3,590,914
Commercial and industrial loans:
Commercial term	227,652	206,691	182,685
Commercial lines of credit	228,033	194,032	181,894
International loans	28,409	29,180	34,622
Total commercial and industrial loans	484,093	429,903	399,201
Leases receivable	483,879	398,858	297,284
Consumer loans (2)	13,670	13,424	17,059
Loans and leases receivable	4,610,147	4,600,540	4,304,458
Allowance for loan and lease losses	(61,408)	(31,974)	(31,043)
Loans and leases receivable, net	$4,548,739	$4,568,566	$4,273,415

(1)

Includes, among other property types, mixed-use, gas station, apartment, office, industrial, faith-based facilities, land, medical and warehouse; the remaining real estate categories individually represent less than one percent of the Company’s total loans and leases.

(2)	Consumer loans include home equity lines of credit.

As of December 31, 2019, 2018 and 2017, loans and leases receivable (excluding loans held for sale), net of deferred loan costs, discounts and allowance for loan and lease losses, were $4.55 billion, $4.57 billion and $4.27 billion, respectively, representing a decrease of $19.8 million or 0.4 percent in 2019, and an increase of $295.2 million, or 6.9 percent in 2018. The $19.8 million decrease in loans and leases in 2019 was attributable primarily to an increase in the allowance for loan and lease losses.

During the year ended December 31, 2019, total loan and lease disbursements consisted of $415.1 million in commercial real estate loans, $265.4 million in leases receivable, $228.5 million in commercial and industrial loans, $117.7 million in SBA loans and $4.2 million in consumer loans, offset by $1.02 billion in pay-offs and other net reductions.

The following table sets forth the percentage distribution of loans and leases in each category as of the dates indicated:

	December 31,
	2019	2018	2017
Real estate loans:
Commercial property
Retail	18.9%	19.7%	21.3%
Hospitality	20.0%	18.1%	15.8%
Other	29.5%	31.4%	33.0%
Total commercial property loans	68.4%	69.2%	70.1%
Construction	1.7%	1.6%	1.3%
Residential property	8.7%	10.9%	12.1%
Total real estate loans	78.8%	81.7%	83.5%
Commercial and industrial loans:
Commercial term	4.9%	4.5%	4.2%
Commercial lines of credit	4.9%	4.2%	4.2%
International loans	0.6%	0.6%	0.8%
Total commercial and industrial loans	10.4%	9.3%	9.2%
Leases receivable	10.5%	8.7%	6.9%
Consumer loans	0.3%	0.3%	0.4%
Loans and leases receivable	100.0%	100.0%	100.0%

The table below shows the maturity distribution of outstanding loans and leases as of December 31, 2019. In addition, the table shows the distribution of such loans and leases between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Five Years	After Five Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$101,344	$635,573	$132,385	$869,302
Hospitality	84,627	681,904	155,758	922,288
Other	249,960	877,072	231,400	1,358,432
Total commercial property loans	435,931	2,194,549	519,543	3,150,022
Construction	76,454	2	—	76,455
Residential property	—	1,248	400,779	402,028
Total real estate loans	512,384	2,195,799	920,322	3,628,505
Commercial and industrial loans:
Commercial term	20,841	139,975	66,836	227,652
Commercial lines of credit	145,776	82,256	—	228,033
International loans	28,409	—	—	28,409
Total commercial and industrial loans	195,026	222,232	66,836	484,093
Leases receivable	13,376	427,087	43,415	483,879
Consumer loans	5,264	210	8,196	13,670
Loans and leases receivable	$726,051	$2,845,328	$1,038,769	$4,610,147
Loans and leases with predetermined interest rates	$409,725	$1,751,662	$226,814	$2,388,201
Loans and leases with variable interest rates	316,326	1,093,665	811,955	2,221,947

As of December 31, 2019, the loan and leases portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of loans and leases receivable:

		Percentage of Loans and
	Balance as of	Leases
	December 31, 2019	Outstanding
	(in thousands)
Lessor of nonresidential buildings	$1,332,766	28.9%
Hospitality	$942,622	20.4%

Loan and Lease Quality Indicators

As of December 31, 2019 and 2018, pass/pass-watch, special mention and classified loan and leases, disaggregated by loan class, were as follows:

	Pass/Pass- Watch	Special Mention	Classified	Total
	(in thousands)
December 31, 2019
Real estate loans:
Commercial property
Retail	$859,739	$2,835	$6,728	$869,302
Hospitality	915,834	939	5,515	922,288
Other	1,329,817	7,807	20,809	1,358,432
Total commercial property loans	3,105,390	11,580	33,052	3,150,022
Construction	36,956	1,613	37,886	76,455
Residential property	398,737	2,512	779	402,028
Total real estate loans	3,541,082	15,705	71,718	3,628,505
Commercial and industrial loans:
Commercial term	210,026	2,139	15,487	227,652
Commercial lines of credit	222,348	5,485	200	228,033
International loans	25,810	2,598	—	28,409
Total commercial and industrial loans	458,184	10,222	15,687	484,093
Leases receivable	477,977	—	5,902	483,879
Consumer loans	12,247	705	718	13,670
Total loans and leases receivable	$4,489,491	$26,632	$94,025	$4,610,147

December 31, 2018
Real estate loans:
Commercial property
Retail	$901,354	$16	$4,890	$906,260
Hospitality	821,542	168	8,969	830,679
Other	1,441,219	2,723	5,328	1,449,270
Total commercial property loans	3,164,115	2,907	19,187	3,186,209
Construction	71,583	—	—	71,583
Residential property	500,424	—	139	500,563
Total real estate loans	3,736,122	2,907	19,326	3,758,355
Commercial and industrial loans:
Commercial term	197,992	4,977	3,722	206,691
Commercial lines of credit	172,338	21,107	587	194,032
International loans	29,180	—	—	29,180
Total commercial and industrial loans	399,510	26,084	4,309	429,903
Leases receivable	393,729	—	5,129	398,858
Consumer loans	12,454	191	779	13,424
Total loans and leases receivable	$4,541,815	$29,182	$29,543	$4,600,540

Classified loans and leases increased by $64.5 million, or 218.3 percent, to $94.0 million at December 31, 2019, from $29.5 million at December 31, 2018, principally due to the $39.7 million troubled loan relationship placed on nonaccrual status during the three months ended June 30, 2019. At December 31, 2019, the $76.5 million of construction loans included four land loans totaling $37.4 million ($27.2 million classified and $10.2 million pass/watch), one completed construction loan for $20.9 million (pass), and seven active construction loans totaling $18.2 million (one for $1.6 million categorized as special mention, one for $10.7 million categorized as classified and five totaling $5.9 million categorized as pass) with project completion ranging from 9 percent to 99 percent.  In addition, two construction loans with outstanding commitments aggregating $1.7 million had no advances outstanding at December 31, 2019.

Nonperforming Assets

Nonperforming loans and leases consist of loans and leases on nonaccrual status and loans and leases 90 days or more past due and still accruing interest. Nonperforming assets consist of nonperforming loans and leases and OREO. Loans and leases are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan or lease is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan or lease on nonaccrual status earlier, depending upon the individual circumstances surrounding the delinquency of the loan or lease. When a loan or lease is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual loans may be restored to accrual status when principal and interest become current and full repayment is expected, which generally occurs after sustained payment of six months. Interest income is recognized on the accrual basis for impaired loans and leases not meeting the criteria for nonaccrual. OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale.

Except for nonperforming loans and leases set forth below, management is not aware of any loans and leases as of December 31, 2019 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as nonperforming at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of nonperforming assets as of the dates indicated:

	As of December 31,
	2019	2018	2017
	(in thousands)
Nonperforming loans and leases:
Real estate loans:
Commercial property
Retail	$277	$865	$224
Hospitality	225	3,625	5,263
Other	14,864	1,641	2,462
Total commercial property loans	15,366	6,131	7,949
Construction	27,201	—	—
Residential property	1,124	182	591
Total real estate loans	43,691	6,313	8,540
Commercial and industrial loans	13,479	3,337	1,892
Leases receivable	5,902	5,129	4,452
Consumer loans	689	746	921
Total nonperforming loans and leases	63,761	15,525	15,805
Loans and leases 90 days or more past due and still accruing	—	4	—
Total nonaccrual loans and leases (1)	63,761	15,529	15,805
Other real estate owned	63	663	1,946
Total nonperforming assets	$63,824	$16,192	$17,751
Nonperforming loans and leases as a percentage of loans and leases receivable	1.40%	0.34%	0.37%
Nonperforming assets as a percentage of assets	1.15%	0.29%	0.34%
Performing troubled debt restructured loans and leases	$830	$6,029	$7,259

(1)	Includes troubled debt restructured nonperforming loans of $55.5 million, $4.3 million and $8.1 million as of December 31, 2019, 2018 and 2017, respectively.

Nonaccrual loans and leases were $63.8 million, $15.5 million and $15.8 million as of December 31, 2019, 2018 and 2017, respectively, representing an increase of $48.3 million, or 310.6 percent, in 2019 and a decrease of $280,000 or 1.8 percent, in 2018. The increase in nonaccrual loans in 2019 was primarily due to a $39.7 million troubled loan relationship and a $10.7 million branded hotel construction loan.

Delinquent loans and leases (defined as 30 to 89 days past due and still accruing) were $10.3 million, $10.7 million and $8.6 million as of December 31, 2019, 2018 and 2017, respectively, representing a decrease of $427,000 or 4.0 percent, in 2019 and an increase of $2.1 million, or 24.6 percent, in 2018.

The ratio of nonperforming loans and leases to loans and leases receivable increased to 1.40 percent at December 31, 2019 from 0.34 percent at December 31, 2018, and decreased from 0.37 percent at December 31, 2017. All of the $63.8 million nonperforming loans and leases as of December 31, 2019 were impaired and resulted in aggregate impairment allowances of $25.8 million. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of December 31, 2019, OREO consisted of two properties with a combined carrying value of $63,000. As of December 31, 2018, there were seven properties with a combined carrying value of $663,000 in OREO.

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

The following table provides information on impaired loans and leases as of the dates indicated:

	As of December 31,
	2019		2018		2017
	Recorded Investment	Percentage	Recorded Investment	Percentage	Recorded Investment	Percentage
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$434	0.7%	$2,166	8.6%	$1,403	5.2%
Hospitality	244	0.4%	4,282	17.0%	6,184	22.7%
Other	14,864	22.9%	7,525	30.1%	8,513	31.3%
Total commercial property loans	15,542	24.0%	13,973	55.7%	16,100	59.2%
Construction	27,201	42.0%	—	0.0%	—	0.0%
Residential property	1,124	1.7%	788	3.1%	2,563	9.4%
Total real estate loans	43,867	67.7%	14,761	58.8%	18,663	68.6%
Commercial and industrial loans	13,700	21.2%	4,396	17.5%	3,039	11.2%
Leases receivable	5,902	9.1%	5,129	20.4%	4,452	16.4%
Consumer loans	1,297	2.0%	839	3.3%	1,029	3.8%
Total	$64,766	100.0%	$25,125	100.0%	$27,183	100.0%

Impaired loans and leases were $64.8 million, $25.1 million and $27.2 million as of December 31, 2019, 2018 and 2017, respectively, representing an increase of $39.6 million, or 157.8 percent, in 2019, and a decrease of $2.1 million, or 7.6 percent, in 2018. Specific allowance allocations associated with impaired loans increased $24.0 million to $25.8 million as of December 31, 2019, compared with $1.8 million as of December 31, 2018.

During the year ended December 31, 2019, 2018 and 2017 interest income that would have been recognized had impaired loans performed in accordance with their original terms would have been $3.4 million, $2.8 million and $2.6 million, respectively. Of these amounts, actual interest recognized on impaired loans was $1.1 million, $1.7 million and $1.8 million for the year ended December 31, 2019, 2018 and 2017, respectively.

The following table provides information on troubled debt restructuring (“TDR”) loans as of dates indicated:

	As of December 31,
	2019			2018			2017
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(in thousands)
Real estate loans	$41,798	$—	$41,798	$2,059	$5,234	$7,293	$5,760	$6,033	$11,793
Commercial and industrial loans	12,991	222	13,213	1,471	702	2,173	1,529	1,118	2,647
Consumer loans	689	608	1,297	746	93	839	811	108	919
Total	$55,478	$830	$56,308	$4,276	$6,029	$10,305	$8,100	$7,259	$15,359

For the year ended December 31, 2019, we restructured monthly payments for eight loans, with a net carrying value of $54.1 million at the time of modification, which we subsequently classified as TDRs. For the year ended December 31, 2018, we restructured monthly payments for two loans, with a net carrying value of $664,000 at the time of modification, which we subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less.

As of December 31, 2019 and 2018, TDRs on accrual status were $830,000 and $6.0 million, respectively, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $29,000 and $57,000 allowance relating to these loans, respectively, was included in the allowance for loan and lease losses. As of December 31, 2019 and 2018, restructured loans on nonaccrual status were $55.5 million and $4.3 million, respectively, and a $22.7 million and $256,000 allowance relating to these loans, respectively, was included in the allowance for loan and lease losses.

As of December 31, 2017, TDRs on accrual status were $7.3 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $21,000 allowance relating to these loans was included in the allowance for loan and lease losses. As of December 31, 2017, restructured loans on nonaccrual status were $8.1 million and a $2.2 million allowance relating to these loans, was included in the allowance for loan and lease losses.

Allowance for Loan and Lease Losses and Allowance for Off-Balance Sheet Items

The Bank charges or credits the income statement for provisions to the allowance for loan and lease losses and the allowance for off-balance sheet items at least quarterly (and more frequently as needed) based upon the allowance need. The allowance is determined through an analysis involving quantitative calculations based on historic loss rates and qualitative adjustments for general allowances and individual impairment calculations for specific allocations. The Bank charges the allowance for actual losses and credits the allowance for recoveries on loans and leases previously charged-off.

The Bank evaluates the allowance methodology at least annually. For the fourth quarter of 2019, the Bank utilized a 35-quarter look-back period anchored to the first quarter of 2011, with equal weighting to all quarters. Management determined it was appropriate to anchor the look-back period in consideration of a prolonged period of low losses and the procyclical nature of provisioning. The anchoring will allow the Bank to better capture the economic cycle while improving the ability to measure losses. For the fourth quarters of 2018 and 2017, the Bank utilized 31- and 27-quarter look-back periods, respectively. In addition, the estimated loss emergence period utilized in the Bank’s loss migration analysis was 2.5 years in 2019, 2018 and 2017. Moreover, the Bank reevaluated the qualitative adjustments, adjusting to current conditions in light of the lengthening of the business cycle and changes in credit metrics.

To determine general allowance requirements, existing loans were divided into eleven pools of risk-rated loans as well as three homogeneous loan pools. For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade to determine risk factors for potential losses inherent in the current outstanding loan portfolio. Since the homogeneous loans are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific allowances are allocated for loans deemed “impaired.”

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

The following table reflects our allocation of the allowance for loan and lease losses by loan category as well as the loans receivable for each loan type:

	As of December 31,
	2019			2018			2017
	Allowance		Total	Allowance		Total	Allowance		Total
	Amount	Percentage	Loans	Amount	Percentage	Loans	Amount	Percentage	Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$4,911	8.0%	$869,302	$3,652	11.4%	$906,260	$2,729	8.8%	$915,273
Hospitality	6,686	10.9%	922,288	5,486	17.2%	830,679	5,922	19.1%	681,325
Other	8,060	13.1%	1,358,432	6,723	21.0%	1,449,270	5,722	18.4%	1,417,273
Total commercial property loans	19,657	32.0%	3,150,022	15,861	49.6%	3,186,209	14,373	46.3%	3,013,871
Construction	15,003	24.4%	76,455	1,143	3.6%	71,583	796	2.6%	55,190
Residential property	1,695	2.8%	402,028	1,380	4.3%	500,563	1,843	5.9%	521,853
Total real estate loans	36,355	59.2%	3,628,505	18,384	57.5%	3,758,355	17,012	54.8%	3,590,914
Commercial and industrial loans:		0.0%			0.0%			0.0%
Commercial term	14,077	22.9%	227,652	5,416	16.9%	206,691	5,001	16.1%	182,685
Commercial lines of credit	1,887	3.1%	228,033	1,532	4.8%	194,032	2,070	6.7%	181,894
International loans	242	0.4%	28,409	214	0.7%	29,180	329	1.1%	34,622
Total commercial and industrial loans	16,206	26.4%	484,093	7,162	22.4%	429,903	7,400	23.9%	399,201
Leases receivable	8,767	14.3%	483,879	6,303	19.7%	398,858	6,279	20.2%	297,284
Consumer loans	80	0.1%	13,670	98	0.3%	13,424	122	0.4%	17,059
Unallocated	—	0.0%	—	27	0.1%	—	230	0.7%	—
Total	$61,408	100.0%	$4,610,147	$31,974	100.0%	$4,600,540	$31,043	100.0%	$4,304,458

The following table sets forth certain information regarding our allowance for loan and lease losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying loss factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities:

	As of and for the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$31,974	$31,043	$32,429
Loans and leases charged off	(4,588)	(7,310)	(5,899)
Recoveries on loans and leases previously charged off	3,852	4,251	3,682
Net (charge-offs) recoveries	(736)	(3,059)	(2,217)
Loan and lease loss provision	30,170	3,990	831
Balance at end of period	$61,408	$31,974	$31,043
Allowance for off-balance sheet items:
Balance at beginning of period	$1,439	$1,296	$1,184
Loan and lease loss provision	958	143	112
Balance at end of period	$2,397	$1,439	$1,296
Ratios:
Net (charge-offs) recoveries to average loans and leases	(0.02%)	(0.07%)	(0.05%)
Net (charge-offs) recoveries to loans and leases	(0.02%)	(0.07%)	(0.05%)
Allowance for loan and lease losses to average loans and leases	1.36%	0.72%	0.77%
Allowance for loan and lease losses to loans and leases	1.33%	0.70%	0.72%
Net (charge-offs) recoveries to allowance for loans and leases	(1.20%)	(9.57%)	(7.14%)
Allowance for loan and lease losses to nonperforming loans and leases	96.31%	205.90%	196.42%
Balance:
Average loans and leases during period	$4,507,975	$4,456,202	$4,039,346
Loans and leases at end of period	$4,610,147	$4,600,540	$4,304,458
Nonperforming loans and leases at end of period	$63,761	$15,529	$15,805

The allowance for loan and lease losses was $61.4 million, $32.0 million and $31.0 million, respectively, as of December 31, 2019, 2018 and 2017, representing an increase of $29.4 million, or 92.1 percent, in 2019 and an increase  of $931,000, or 3.0 percent, in 2018. The allowance for loan and lease losses as a percentage of loans and leases increased to 1.33 percent as of December 31, 2019 from 0.70 percent as of December 31, 2018. The increase in the allowance for loan and lease losses was mainly due to a $22.6 million specific allowance related to a $39.7 million troubled loan relationship as of December 31, 2019.

The allowance for off-balance sheet exposure, primarily unfunded loan commitments, as of December 31, 2019, 2018 and 2017 was $2.4 million, $1.4 million and $1.3 million, respectively, representing an increase of $958,000, or 66.6 percent, in 2019, and an increase of $143,000, or 11.0 percent, in 2018. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances were adequate for losses inherent in the loan and lease portfolio and off-balance sheet exposure as of December 31, 2019.

The following table presents a summary of net (charge-offs) recoveries for the loan and lease portfolio:

	For the year ended December 31,
	2019			2018			2017
	Charge- offs	Recoveries	Net (Charge- offs) Recoveries	Charge- offs	Recoveries	Net (Charge- offs) Recoveries	Charge-offs	Recoveries	Net (Charge- offs) Recoveries
	(in thousands)
Real estate loans	$131	$2,190	$2,059	$3,897	$2,511	$(1,386)	$2,150	$1,527	$(623)
Commercial and industrial loans	1,293	1,241	(53)	815	1,370	555	2,516	1,901	(615)
Leases receivable	3,162	422	(2,741)	2,598	368	(2,230)	1,233	239	(994)
Consumer loans	1	0	(1)	—	2	2	—	15	15
Total	$4,588	$3,852	$(736)	$7,310	$4,251	$(3,059)	$5,899	$3,682	$(2,217)

For the year ended December 31, 2019, charge-offs were $4.6 million, a decrease of $2.7 million, or 37.2 percent, from $7.3 million for the same period in 2018, and recoveries were $3.9 million, a decrease of $399,000, or 9.4 percent, from $4.3 million in 2018. For the year ended December 31, 2019, net loan and lease charge-offs were $736,000, compared with net charge-offs of $3.1 million for 2018.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	As of December 31,
	2019		2018		2017
	Balance	Percent	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$1,391,624	29.6%	$1,284,530	27.1%	$1,312,274	30.2%
Interest-bearing:
Demand	84,323	1.8%	87,582	1.8%	92,948	2.1%
Money market and savings	1,667,096	35.5%	1,573,622	33.2%	1,527,100	35.1%
Time deposits of $100,000 or more	1,402,063	29.8%	1,601,648	33.7%	1,131,789	26.0%
Other time deposits	153,856	3.3%	199,853	4.2%	284,543	6.6%
Total deposits	$4,698,962	100.0%	$4,747,235	100.0%	$4,348,654	100.0%

Total deposits were $4.70 billion, $4.75 billion and $4.35 billion as of December 31, 2019, 2018 and 2017, respectively, representing a decrease of $48.3 million, or 1.0 percent, in 2019, and an increase of $398.6 million, or 9.2 percent, in 2018. The decrease in total deposits for 2019 was mainly attributable to a $199.1 million decrease in time deposits of $100,000 or more, offset by increases of $93.5 million in money market and savings accounts and $107.1 million in noninterest bearing demand accounts.

Time deposits of $100,000 or more were $1.40 billion, $1.60 billion and $1.13 billion as of December 31, 2019, 2018 and 2017, respectively, representing a decrease of $199.1 million, or 12.4 percent, in 2019 and an increase of $469.9 million, or 41.5 percent, in 2018. Noninterest-bearing demand deposits represented 29.6 percent of total deposits at December 31, 2019, compared with 27.1 percent and 30.2 percent of total deposits at December 31, 2018 and 2017, respectively.

The following table shows the distribution of average deposits and the average rates paid for dates indicated:

	As of December 31,
	2019		2018		2017
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand – noninterest-bearing	$1,288,301		$1,315,473		$1,249,158
Interest-bearing:
Demand	83,613	0.14%	91,495	0.12%	93,184	0.08%
Money market and savings	1,566,403	1.50%	1,444,674	1.12%	1,495,378	0.84%
Time deposits of $100,000 or more	1,575,413	2.34%	1,369,486	1.76%	1,012,099	1.03%
Other time deposits	177,229	1.45%	239,917	1.12%	310,253	0.98%
Total deposits	$4,690,959	1.35%	$4,461,045	0.97%	$4,160,072	0.63%

Average deposits for the years ended December 31, 2019, 2018 and 2017 were $4.69 billion, $4.46 billion and $4.16 billion, respectively. Average deposits increased 5.2 percent in 2019 and 7.2 percent in 2018.

The following table summarizes the maturity of time deposits of $100,000 or more at December 31, 2019, 2018 and 2017, respectively.

	As of December 31,
	2019	2018	2017
	(in thousands)
Three months or less	$376,661	$266,221	$237,683
Over three months through six months	303,287	284,125	402,535
Over six months through twelve months	572,184	723,827	359,314
Over twelve months	149,931	327,475	132,257
Total time deposits	$1,402,063	$1,601,648	$1,131,789

Borrowings and Subordinated Debentures

Borrowings mostly take the form of advances from the FHLB. At December 31, 2019, advances from the FHLB were $90.0 million, an increase of $35.0 million from $55.0 million at December 31, 2018. At December 31, 2019, the Bank had $75.0 million in term advances and $15.0 million in overnight advances from the FHLB.  Borrowings increased during the second half of the year primarily due to favorable borrowing rates, as the Federal Reserve lowered the federal funds rate by 75 basis points, and to supplement the decrease in deposits.

The following is a summary of contractual maturities of FHLB advances:

	As of December 31,
	2019		2018
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Overnight advances	$15,000	1.66%	$55,000	2.56%
Advances due within 12 months	25,000	1.75%	—	—
Advances due over 12 months through 24 months	25,000	1.66%	—	—
Advances due over 24 months through 36 months	25,000	1.72%	—	—
Outstanding advances	$90,000	1.70%	$55,000	2.56%

The following is financial data pertaining to FHLB advances:

	As of December 31,
	2019	2018	2017
	(dollars in thousands)
Weighted-average interest rate at end of year	1.70%	2.56%	1.41%
Weighted-average interest rate during the year	1.89%	1.94%	0.90%
Average balance of FHLB advances	$40,374	$174,452	$119,041
Maximum amount outstanding at any month-end	$285,000	$300,000	$330,000

Subordinated debentures increased $569,000 to $118.4 million as of December 31, 2019, from $117.8 million as of December 31, 2018 due to the amortization of discount. Subordinated debentures are comprised of fixed-to-floating subordinated notes of $98.3 million and $98.1 million as of December 31, 2019 and 2018, respectively, and junior subordinated deferrable interest debentures of $20.0 million and $19.7 million as of December 31, 2019 and 2018, respectively. See “Note 10 - Subordinated Debentures” to the consolidated financial statements for more details.

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

	Net Interest Income Simulation
Change in	1- to 12-Month Horizon		13- to 24-Month Horizon
Interest	Dollar	Percentage	Dollar	Percentage
Rate	Change	Change	Change	Change
	(dollars in thousands)
300%	$3,321	1.79%	$22,240	11.79%
200%	$2,231	1.21%	$14,920	7.91%
100%	$1,615	0.87%	$8,560	4.54%
(100%)	$(6,074)	(3.28%)	$(16,778)	(8.89%)

	Economic Value of Equity (EVE)
Change in
Interest	Dollar	Percentage
Rate	Change	Change
	(dollars in thousands)
300%	$54,074	10.23%
200%	$42,408	8.02%
100%	$29,246	5.53%
(100%)	$(49,595)	(9.38%)

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

At December 31, 2019, the Bank’s total risk-based capital ratio of 14.64 percent, Tier 1 risk-based capital ratio of 13.39 percent, common equity Tier 1 capital ratio of 13.39 percent, and Tier 1 leverage capital ratio of 11.56 percent, placed the Bank in the “well capitalized” category, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratio of 6.50 percent, and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

At December 31, 2019, the Company’s total risk-based capital ratio, Tier 1 risk-based capital ratio, common equity Tier 1 capital ratio and Tier 1 leverage capital ratio were 15.11 percent, 11.78 percent, 11.36 percent, and 10.15 percent, respectively, all of which exceeded all of the Company’s regulatory capital ratio requirements.

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

For a discussion of our liquidity position, see “Note 21 - Liquidity” of Notes to Consolidated Financial Statements in this Report.

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see “Note 19 — Off-Balance Sheet Commitments” of Notes to Consolidated Financial Statements and “Item 1. Business — Off-Balance Sheet Commitments” in this Report.

Contractual Obligations

Our contractual obligations, excluding accrued interest payments, as of December 31, 2019 are as follows:

	Less Than One Year	More Than One Year and Less Than Three Years	More Than Three Years and Less Than Five Years	More Than Five Years	Total
	(in thousands)
Time deposits	$1,390,606	$162,671	$2,643	$—	$1,555,919
Federal Home Loan Bank advances	40,000	50,000	—	—	90,000
Commitments to extend credit	250,150	79,538	20,294	21,305	371,287
Standby letter of credit	29,267	2,105	—	—	31,372
Operating lease obligations	6,374	9,971	9,016	17,445	42,807
Total	$1,716,398	$304,285	$31,952	$38,750	$2,091,386

Operating lease obligations represent the total minimum lease payments under non-cancelable operating leases with remaining terms of up to fifteen years.

Recently Issued Accounting Standards Not Yet Effective

FASB ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, simplifies the subsequent measurement of goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill (i.e., the current Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Under this ASU, the impairment test is simply the comparison of the fair value of a reporting unit with its carrying amount (the current Step 1), with the impairment charge being the deficit in fair value but not exceeding the total amount of goodwill allocated to that reporting unit. The simplified one-step impairment test applies to all reporting units (including those with zero or negative carrying amounts). An entity should apply the amendments in this ASU on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this standard. Public business entities should adopt the amendments in this ASU for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of this ASU.

FASB ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The CECL model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost; and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (“ECL”) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating ECL. ASU 2016-13 is effective for public entities for interim and annual periods beginning after December 15, 2019. On July 2, 2019, the FASB voted to delay CECL’s effective date for non-public companies and Smaller Reporting Companies who are public filers. Due to the Company’s categorization as a large accelerated filer, this delay will not have any impact on its adoption of ASU 2016-13. The Company has established a steering committee comprised of senior executives from the Accounting and Credit Risk functions and has engaged third party consultants to support CECL adoption activities.

The Company expects to adopt CECL during the first quarter of 2020. The Company is currently engaged in CECL implementation activities and has completed development of its methodologies, data/input gathering and validation, and initial testing of its designed models. The Company plans to leverage three loss rate methodologies across the Bank's four major loan and lease segments. In addition, the Company has devised risk documentation and policies and procedures associated with CECL to support the ongoing estimation activities and the continuous assessment of risks related to the methodology and its models, and data governance. The Company completed parallel processing and review of the model outputs during the three-month period ended June 30, 2019, September 30, 2019 and December 31, 2019.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures regarding market risks in the Bank’s portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Capital Resources and Liquidity.”

Item 8.	Financial Statements and Supplementary Data

The financial statements required to be filed as a part of this Report are set forth on pages 58 through 110.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2019, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that as of December 31, 2019, due to the identification of a material weakness in our internal control over financial reporting, as further described below, the Company’s disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Notwithstanding the identified material weakness related to the Company’s control environment, the Company believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Hanmi Financial is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Hanmi Financial’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP;
•	provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of Hanmi Financial’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, management concluded that Hanmi Financial did not maintain effective internal control over financial reporting as of December 31, 2019 due to the fact that a material weakness existed in the Company’s internal control over financial reporting as further described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness Identified Relating to Information Technology General Controls

During the fourth quarter of 2019, we identified a material weakness in internal control related to ineffective information technology general controls (“ITGCs”) in the area of user access and segregation of duties over certain information technology (“IT”) systems that support the Company’s recording of transactions and financial reporting processes. We believe that this control deficiency was a result of insufficient training of personnel around changes in our IT environment. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. Based on this material weakness, the Company’s management concluded that at December 31, 2019, the Company’s internal control over financial reporting was not effective.

The Company’s independent registered public accounting firm, Crowe LLP has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 which appears in Item 8 of this Form 10-K.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed procedures for the year ended December 31, 2019. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. Crowe LLP has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Form 10-K.

Remediation

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) changing access to impacted financial systems to ensure access is limited to appropriate users with appropriate functionality; (ii) enhancing the IT management review and testing plan to monitor ITGCs, with a specific focus on systems supporting our financial reporting processes; (iii) developing a training program addressing ITGCs and policies that enforce segregation of duties, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access over IT system changes impacting financial reporting; and (iv) enhancing quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020.

Material Weakness Identified Relating to Inadequate Review of the Fair Value of Collateral Dependent Impaired Loans

As disclosed in our 10-Q, as of June 30, 2019, our management determined the lack of operating effectiveness of a control that allowed for the inadequate review of the fair value of collateral dependent impaired loans gave rise to a material weakness. The material weakness was identified through evaluation of a non-real estate collateral dependent impaired loan. Specifically, our existing control for determining whether a fair value review of collateral dependent impaired loans should occur to facilitate the timely measurement of a specific allowance did not operate effectively.

During 2019, management implemented our previously disclosed remediation plan that included strengthening our policy documentation describing the criteria for when collateral dependent impaired loan fair value review is required, developing and implementing additional training on our collateral dependent impaired loan review process, and reinforcing the required documentation when concluding a fair value review is not warranted.

During the fourth quarter of 2019, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result we have concluded this material weakness has been remediated as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

Except for the material weakness identified during the quarter ended December 31, 2019, and the remediation of the material weakness identified as of June 30, 2019, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements of Hanmi Financial and its subsidiaries, has issued an audit report on the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2019 in accordance with the standards of Public Company Accounting Oversight Board (United States).

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Hanmi Financial Corporation and Subsidiaries

Los Angeles, California

Opinion on Internal Control Over Financial Reporting

We have audited Hanmi Financial Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, because of the effects of the material weakness discussed in the following paragraph, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A material weakness related to ineffective information technology general controls in the area of user access and segregation of duties over certain information technology systems that support the Company’s recording of transactions and financial reporting processes was identified and included in Management’s Report on Internal Control over Financial Reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the "financial statements") and our report dated March 2, 2020 expressed an unqualified opinion.  We considered the material weakness identified above in determining the nature, timing, and extent of audit procedures applied in our audit of the 2019 financial statements, and this report on Internal Control over Financial Reporting does not affect such report on the financial statements.

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

/s/ Crowe LLP

Los Angeles, California

March 2, 2020

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the sections of Hanmi Financial Corporation’s Definitive Proxy Statement to be filed with the SEC in connection with its 2020 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Election of Directors,” “Corporate Governance Principles and Board Matters,” “Executive Compensation — Officers” and “Beneficial Ownership of Principal Stockholders and Management — Delinquent Section 16(a) Reports.”

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

Information concerning security ownership of certain beneficial owners and management not otherwise included herein is incorporated by reference to the 2020 Proxy Statement under the heading “Beneficial Ownership of Principal Stockholders and Management.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the total number of shares available for issuance under the Company’s equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	156,438	$18.84	348,922
Equity compensation plans not approved by security holders	—	—	—
Total equity compensation plans	156,438	$18.84	348,922

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the sections of the Proxy Statement entitled “Corporate Governance and Board Matters — Director Independence” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the section of the 2020 Proxy Statement entitled “Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “Audit and Non-Audit Fees.”

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(1)	The financial statements are listed in the Index to consolidated financial statements on page 63 of this Report.
(2)	All financial statement schedules have been omitted, as the required information is not applicable, not material or has been included in the notes to consolidated financial statements.
(3)	The exhibits required to be filed with this Report are listed in the exhibit index included herein at pages 111-112.
Item 16.	Form 10-K Summary

None.

Hanmi Financial Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Hanmi Financial Corporation and Subsidiaries

Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hanmi Financial Corporation and Subsidiaries (the "Company") as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2020 expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Qualitative Adjustments

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for loan and lease losses is a valuation account that reflects the Company’s estimation of probable losses inherent in the loan and lease portfolio. The allowance is determined through an analysis involving quantitative calculations based on historic loss rates and qualitative adjustments for general allowances and individual impairment calculations for specific allocations.  The Company’s consolidated allowance for loan and lease losses was $61,408,000 at December 31, 2019, which consists of $35,631,000 in general allowances.

The allowance for loan and lease losses is an estimate that is inherently uncertain and depends on the outcome of future events.  Management’s estimates are based on: previous loss experience; volume; growth; size and composition of the loan portfolio; the value of collateral and current economic conditions.  Changes in these assumptions could have a material effect on the Company’s financial results.

When determining the appropriate level for allowance for loan and lease losses, management considers qualitative adjustments for any factors that are likely to cause estimated losses associated with the Bank’s current portfolio to differ from historical loss experience, including, but not limited to, national and local economic and business conditions, volume and geographic concentrations, and problem loan and lease trends.  We identified the qualitative adjustments within the general allowances as a critical audit matter.  Auditing management’s qualitative adjustments involved our especially subjective judgment because management relies on a qualitative analysis to determine the quantitative impact the factors have on the allowance.  Management’s analysis of these factors required their significant judgment.

The primary procedures we performed to address this critical audit matter included:

•	Testing the effectiveness of controls over the qualitative adjustments within the general allowances, including controls addressing
o	The completeness and accuracy of the data used as the basis for the qualitative adjustments within the general allowances,
o	The mathematical accuracy of the underlying credit risk matrices against which the qualitative adjustments to the general allowances are calculated, and
o	Management’s judgments related to the data used in the determination of qualitative adjustments within the general allowances and the overall reasonableness of the adjustments.
•	Substantively testing management’s process, including evaluating their judgments and assumptions, for determining the qualitative adjustments within the general allowances, including:
o	Evaluation of the completeness and accuracy of the data used as a basis for the qualitative adjustments within the general allowances,
o	Evaluation of the mathematical accuracy of the underlying credit risk matrices against which the qualitative adjustments to the general allowances are calculated,
o	Evaluation of the reasonableness of management’s judgments related to the data used in the determination of qualitative adjustments within the general allowances,
o	Analytical evaluation of the directional consistency of the qualitative adjustments within the general allowances, with respect to the underlying trends, and
o	Analytical evaluation of the overall adequacy of the allowance for loan and lease losses, including the qualitative adjustments to the general allowances.

Impaired Loan Identification and Specific Allowance

As described in Notes 1 and 3 to the consolidated financial statements, management identifies and classifies loans as impaired when it is probable that not all amounts, including principal and interest, will be collected in accordance with the contractual terms of the loan agreement.  The Company considers whether the borrower is experiencing problems such as operating losses, marginal working capital, inadequate cash flows or business deterioration in realizable value.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral (less costs to sell) if the loan is collateral dependent. In addition, management has an ongoing monitoring process and assigns a grade to reflect the identified credit risk.  The grades are pass and pass watch, special mention, substandard, doubtful and loss and are defined in Note 3 to the consolidated financial statements.  Determining the loan grade classification, when to classify a loan as impaired, determination of impairment methodology, and estimating a specific allocation requires significant management judgment.  A difference in the timing and valuation of impairment and loan grade classification could have a material impact on the Company’s financial results and disclosures.

During June 2019, management graded a loan substandard and classified it as impaired. This was a single $40.7 million credit relationship (comprised of a $28.0 million construction loan and a $12.7 million commercial and industrial loan). The impairment classification was made as of June 30, 2019 resulting in a specific allowance on the relationship of $15.7 million.   At December 31, 2019 the loan relationship has a recorded investment of $39.7 million and a specific allowance of $22.6 million.

Auditing the appropriateness of the timing of the impairment classification required evaluation of the Company’s ability to collect all amounts according to the contractual terms of the loan agreement, including scheduled interest payments.  This evaluation involved especially challenging and subjective auditor judgment due to the nature of the credits, the sources of repayment (including liquidation of collateral), and the significant judgment necessary in evaluating the audit evidence obtained.

Auditing the adequacy of the established specific allocation also involved especially challenging and subjective auditor judgment as the underlying collateral backing the commercial and industrial loan was unique in nature, has a limited resale market, and variability in the estimated fair value. Further, at the time of the impairment classification (June 30, 2019), management concluded a material weakness in their internal control over financial reporting existed. The material weakness resulted from the lack of operating effectiveness that allowed for the inadequate review of the fair value of collateral dependent impaired loans.  In addition, the evaluation of repayment sources also involved especially challenging and subjective auditor judgment.

The primary procedures we performed to address this critical audit matter involved substantively testing management’s assertions, including evaluating their judgments and assumptions, when classifying the loan as substandard, identifying the impaired loan relationship, and developing its specific allocation estimate, including:

•	Verification of the liquidity of the borrower and occurrence, or lack thereof, for certain events to generate additional liquidity.
•	Utilization of an internal credit risk specialist to evaluate the history of the loan relationship and conclude on the appropriateness of the timing of the classification as substandard.
•	Evaluation of management’s methodology for determining impairment.
•	Testing of the appropriateness and consistency of management’s judgments related to the classification of the loan relationship as collateral dependent.
•	Testing the completeness and accuracy of data used as the basis for management’s calculation of the specific allowance.
•	Testing the mathematical accuracy of management’s calculation of the specific allocation.
•	Engaging a specialist (auditor engaged specialist) to evaluate the reasonableness of the appraisal obtained by management to support the collateral value of the construction loan.
•	Engaging a specialist to independently value the unique collateral supporting the commercial and industrial loan at the point of the impairment decision.
•	Evaluation of confirming and disconfirming evidence.

Audit Response to Material Weakness

As discussed in Management’s Annual Report on Internal Control Over Financial Reporting, the Company identified a material weakness in internal control related to ineffective information technology general controls (ITGCs) in the area of user access and segregation of duties over certain information technology (IT) systems that support the Company’s recording of transactions and financial reporting processes.

This material weakness impacts the Company’s controls over access to IT systems and financial reporting processes related to the recording of transactions in all the financial statement accounts and required us to increase the extent of our audit effort.  Significant auditor judgment was required to design and execute the incremental audit procedures and to assess the sufficiency of the procedures performed and the audit evidence obtained.

Addressing the matter involved performing expanded audit procedures beyond what would have been performed had the controls been designed and operating effectively and evaluating the audit evidence in connection with forming our overall opinion on the financial statements which included:

•	Evaluation of other controls impacting the processing of transactions recorded in the financial statements.
•	Performing incremental substantive audit procedures to address the identified risks for financial statement accounts impacted.
•	Performing computer assisted audit techniques at the transaction level to identify and test transactions that met certain risk characteristics for specific populations of transactions.

/s/ Crowe LLP

We have served as the Company’s auditor since 2019.

Los Angeles, California

March 2, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Hanmi Financial Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Hanmi Financial Corporation and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

We served as the Company’s auditor from 2001 to 2019.

Los Angeles, California

March 1, 2019

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands except share data)

	December 31,	December 31,
	2019	2018
Assets
Cash and due from banks	$121,678	$155,376
Securities available for sale, at fair value (amortized cost of $629,725 as of December 31, 2019 and $583,444 as of December 31, 2018)	634,477	574,908
Loans held for sale, at the lower of cost or fair value	6,020	9,390
Loans and leases receivable, net of allowance for loan and lease losses of $61,408 as of December 31, 2019 and $31,974 as of December 31, 2018	4,548,739	4,568,566
Accrued interest receivable	11,742	13,331
Premises and equipment, net	26,070	27,752
Customers' liability on acceptances	66	173
Servicing assets	6,956	8,520
Goodwill and other intangible assets, net	11,873	12,182
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Deferred tax assets	36,787	27,441
Current tax assets	-	8,314
Bank-owned life insurance	52,782	51,661
Prepaid expenses and other assets	64,609	28,220
Total assets	$5,538,184	$5,502,219
Liabilities and stockholders' equity
Liabilities:
Deposits:
Noninterest-bearing	$1,391,624	$1,284,530
Interest-bearing	3,307,338	3,462,705
Total deposits	4,698,962	4,747,235
Accrued interest payable	11,215	11,379
Bank's liability on acceptances	66	173
Borrowings	90,000	55,000
Subordinated debentures	118,377	117,808
Accrued expenses and other liabilities	56,297	18,056
Total liabilities	4,974,917	4,949,651
Stockholders' equity:
Preferred Stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,475,402 shares (30,799,624 shares outstanding) as of December 31, 2019 and 33,202,369 shares (30,928,437 shares outstanding) as of December 31, 2018	33	33
Additional paid-in capital	575,816	569,712
Accumulated other comprehensive income (loss), net of tax benefit (expense) of ($1,370) as of December 31, 2019 and $2,457 as of December 31, 2018	3,382	(6,079)
Retained earnings	100,551	97,539
Less: treasury stock; 2,675,778 shares as of December 31, 2019 and 2,273,932 shares as of December 31, 2018	(116,515)	(108,637)
Total stockholders' equity	563,267	552,568
Total liabilities and stockholders' equity	$5,538,184	$5,502,219

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Interest and dividend income:
Interest and fees on loans and leases	$229,402	$219,590	$195,790
Interest on securities	14,661	12,817	11,850
Dividends on FHLB stock	1,147	1,413	1,232
Interest on deposits in other banks	1,562	577	449
Total interest and dividend income	246,772	234,397	209,321
Interest expense:
Interest on deposits	63,105	43,080	26,089
Interest on borrowings	763	3,379	1,077
Interest on subordinated debentures	7,032	6,925	5,353
Total interest expense	70,900	53,384	32,519
Net interest income before provision for loan and lease losses	175,872	181,013	176,802
Loan and lease loss provision	30,170	3,990	831
Net interest income after provision for loan and lease losses	145,702	177,023	175,971
Noninterest income:
Service charges on deposit accounts	9,951	10,000	10,396
Trade finance and other service charges and fees	4,786	4,616	4,495
Gain on sale of Small Business Administration ("SBA") loans	5,251	4,954	8,734
Net gain (loss) on sales of securities	1,295	(341)	1,748
Other operating income	6,269	5,291	8,042
Total noninterest income	27,552	24,520	33,415
Noninterest expense:
Salaries and employee benefits	67,900	69,435	67,944
Occupancy and equipment	17,064	15,944	15,740
Data processing	8,755	6,870	6,960
Professional fees	9,060	6,178	5,464
Supplies and communications	2,936	3,003	2,912
Advertising and promotion	3,797	4,041	3,952
Merger and integration costs (income)	—	846	(40)
Other operating expenses	16,394	11,256	11,170
Total noninterest expense	125,906	117,573	114,102
Income before income taxes	47,348	83,970	95,284
Income tax expense	14,560	26,102	40,624
Net income	$32,788	$57,868	$54,660
Basic earnings per share	$1.06	$1.80	$1.70
Diluted earnings per share	$1.06	$1.79	$1.69
Weighted-average shares outstanding:
Basic	30,725,376	31,924,863	32,071,585
Diluted	30,760,422	32,051,333	32,249,918

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$32,788	$57,868	$54,660
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	14,583	(5,790)	2,649
Less: reclassification adjustment for net gain included in net income	(1,295)	(87)	(1,748)
Income tax (expense) benefit related to items of other comprehensive income	(3,827)	1,684	(376)
Other comprehensive income (loss), net of tax	9,461	(4,193)	525
Comprehensive income	$42,249	$53,675	$55,185

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at January 1, 2017	32,946,197	(615,450)	32,330,747	$33	$562,446	$(2,394)	$41,726	$(70,786)	$531,025
Stock options exercised	23,813	—	23,813	—	288	—	—	—	288
Restricted stock awards, net of forfeitures	113,123	—	113,123	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,893	—	—	—	2,893
Restricted stock surrendered due to employee tax liability	—	(36,056)	(36,056)	—	—	—	—	(1,103)	(1,103)
Cash dividends declared (common stock, $0.80/share)	—	—	—	—	—	—	(25,811)	—	(25,811)
Net income	—	—	—	—	—	—	54,660	—	54,660
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	525	—	—	525
Balance at December 31, 2017	33,083,133	(651,506)	32,431,627	$33	$565,627	$(1,869)	$70,575	$(71,889)	$562,477
Adjustments related to adoption of new accounting standards:
ASU 2016-01 (See Notes 1 and 3)	—	—	—	—	—	382	(382)	—	—
ASU 2018-02 (See Notes 1 and 11)	—	—	—	—	—	(399)	399	—	—
Adjusted balance at January 1, 2018	33,083,133	(651,506)	32,431,627	$33	$565,627	$(1,886)	$70,592	$(71,889)	$562,477
Stock options exercised	25,750	—	25,750	—	570	—	—	—	570
Restricted stock awards, net of forfeitures	93,486	—	93,486	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,515	—	—	—	3,515
Restricted stock surrendered due to employee tax liability	—	(22,426)	(22,426)	—	—	—	—	(680)	(680)
Repurchase of common stock	—	(1,600,000)	(1,600,000)	—	—	—	—	(36,068)	(36,068)
Cash dividends declared (common stock, $0.96/share)	—	—	—	—	—	—	(30,921)	—	(30,921)
Net income	—	—	—	—	—	—	57,868	—	57,868
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(4,193)	—	—	(4,193)
Balance at December 31, 2018	33,202,369	(2,273,932)	30,928,437	$33	$569,712	$(6,079)	$97,539	$(108,637)	$552,568
Stock options exercised	181,900	—	181,900	—	2,979	—	—	—	2,979
Restricted stock awards, net of forfeitures	91,133	—	91,133	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,125	—	—	—	3,125
Restricted stock surrendered due to employee tax liability	—	(26,846)	(26,846)	—	—	—	—	(517)	(517)
Repurchase of common stock	—	(375,000)	(375,000)	—	—	—	—	(7,362)	(7,362)
Cash dividends declared (common stock, $0.96/share)	—	—	—	—	—	—	(29,776)		(29,776)
Net income	—	—	—	—	—	—	32,788	—	32,788
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	9,461	—	—	9,461
Balance at December 31, 2019	33,475,402	(2,675,778)	30,799,624	$33	$575,816	$3,382	$100,551	$(116,515)	$563,267

See Accompanying Notes to Consolidated Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$32,788	$57,868	$54,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,532	11,111	12,854
Share-based compensation expense	3,125	3,515	2,893
Loan and lease loss provision	30,170	3,990	831
(Gain) loss on sales of securities	(1,295)	341	(1,748)
Gain on sales of SBA loans	(5,251)	(4,954)	(8,734)
Origination of SBA loans held for sale	(76,765)	(79,146)	(109,111)
Proceeds from sales of SBA loans	74,866	82,133	117,780
Increase in cash surrender value of bank-owned life insurance	(1,121)	(1,107)	(1,114)
Change in prepaid expenses and other assets	(5,770)	404	98
Change in current tax assets	8,314	(2,490)	(4,109)
Change in deferred tax assets	(13,173)	6,698	13,501
Change in accrued expenses and other liabilities	3,376	(1,728)	3,855
Net cash provided by operating activities	58,796	76,635	81,656
Cash flows from investing activities:
Purchases of securities available for sale	(320,815)	(141,351)	(242,369)
Proceeds from matured, called and repayment of securities	159,942	99,253	79,878
Proceeds from sales of securities available for sale	113,306	34,751	97,271
Purchases of loans and leases receivable	—	(66,966)	(266,275)
Purchases of premises and equipment	(1,579)	(3,696)	(843)
Proceeds from disposition of premises and equipment	5,655	—	—
Proceeds from sales of other real estate owned ("OREO")	716	2,173	5,711
Change in loans and leases receivable, excluding purchases	(1,770)	(235,731)	(193,557)
Net cash used in investing activities	(44,545)	(311,567)	(520,184)
Cash flows from financing activities:
Change in deposits	(48,273)	398,581	538,917
Change in overnight borrowings	(75,000)	(95,000)	(165,000)
Proceeds from borrowings	110,000	—	—
Issuance of subordinated debentures	—	—	97,828
Proceeds from exercise of stock options	2,979	570	288
Cash paid for surrender of vested shares due to employee tax liability	(517)	(680)	(1,103)
Repurchase of common stock	(7,362)	(36,068)	—
Cash dividends paid	(29,776)	(30,921)	(25,811)
Net cash (used in) provided by financing activities	(47,949)	236,482	445,119
Net increase (decrease) in cash and due from banks	(33,698)	1,550	6,591
Cash and due from banks at beginning of year	155,376	153,826	147,235
Cash and due from banks at end of period	$121,678	$155,376	$153,826
Supplemental disclosures of cash flow information:
Interest expense paid	$71,064	$47,314	$32,519
Income taxes paid	$15,570	$20,792	$28,135
Non-cash activities:
Transfer of loans receivable to other real estate owned	$248	$938	$143
Income tax (expense) benefit related to items of other comprehensive income	$(3,827)	$1,684	$(376)
Change in unrealized (gain) loss in accumulated other comprehensive income	$14,583	$5,790	$(2,649)
Right-of-use asset obtained in exchange for lease liability	$43,085	$-	$-

See Accompanying Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Summary of Operations

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) was formed as a holding company of Hanmi Bank (the “Bank”) and registered with the Securities and Exchange Commission under the Securities Act on March 17, 2001. The Bank’s primary operations are related to traditional banking activities, including the acceptance of deposits and originating loans and investing in securities.

The Bank is a California state-chartered financial institution insured by the FDIC. The Bank is a state nonmember bank and the FDIC is its primary federal bank regulator. The California Department of Business Oversight is the Bank's primary state bank regulator.

The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American and other ethnic communities. The Bank’s full-service offices are located in markets where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. As of December 31, 2019, the Bank maintained a network of 35 full-service branch offices and 9 loan production offices in California, Texas, Illinois, Virginia, New Jersey, New York, Colorado, Georgia and Washington State.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Hanmi Financial and its wholly-owned subsidiary, the Bank and Hanmi Financial Corporation Statutory Trust I. All intercompany transactions and balances have been eliminated in consolidation.

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

Securities

Securities are classified into four categories and accounted for as follows:

(i)	Securities that we have the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost;
(ii)

Securities that are bought and held principally for the purpose of selling them in the near future are classified as “trading securities” and reported at fair value. Unrealized gains and losses are recognized in earnings;

(iii)

Securities not classified as held to maturity or trading securities are classified as “available for sale” and reported at fair value. Unrealized gains and losses are reported as a separate component of stockholders’ equity as accumulated other comprehensive income, net of income taxes; and

(iv)	Equity Securities, such as mutual funds, which would be classified as “available for sale” and reported at fair value. Unrealized gains and losses are reported as a separate component of income.

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

Accounting Standards Codification (“ASC”) 320 requires other-than-temporarily impaired securities to be written down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If we intend to sell a security or if it is more likely than not that we will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income net of tax. A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security’s effective interest rate at the date of acquisition. The cost basis of an other than temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value.

Loans and leases receivable

Originated loans and leases: Loans and leases are originated by the Bank with the intent to hold them for investment and are stated at the principal amount outstanding, net of unearned income. Net deferred fees and costs include nonrefundable loan fees, direct loan origination costs and initial indirect costs. Net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the effective interest method or taken into income when the related loans are paid off or sold. The amortization of loan fees or costs is discontinued when a loan is placed on nonaccrual status. Interest income is recorded on an accrual basis in accordance with the terms of the respective loan and includes prepayment penalties. Equipment leases are similar to commercial business loans in that the leases are typically made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business.

Nonaccrual loans and leases and nonperforming assets: Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due. However, in certain instances, we may place a particular loan on nonaccrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual assets may be restored to accrual status when principal and interest become current and full repayment is expected, which generally occurs after sustained payment of six months. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for nonaccrual.

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

The Bank charges or credits the income statement for provisions to the allowance for loan and lease losses and the allowance for off-balance sheet items at least quarterly based upon the allowance need. The allowance for loan and lease losses is maintained at a level considered adequate by management to absorb probable incurred losses in the loan and lease portfolio. The allowance is determined through an analysis involving quantitative calculations based on historic loss rates and qualitative adjustments for general allowances and individual impairment calculations for specific allocations. The Bank charges the allowance for actual losses on loans and leases and credits the allowance for recoveries on loans and leases previously charged-off.

The Bank evaluates the allowance methodology at least annually. For the fourth quarter of 2019, the Bank utilized a 35-quarter look-back period, anchored to the first quarter of 2011, with equal weighting to all quarters. Management determined it was appropriate to anchor the look-back period, in consideration for a prolonged period of low losses and the procyclical nature of provisioning. The anchoring will allow the Bank to better capture the economic cycle while improving the ability to measure losses. For the fourth quarters of 2018 and 2017, the Bank utilized 31- and 27-quarter look-back periods, respectively. In addition, the estimated loss emergence period utilized in the Bank’s loss migration analysis changed to 2.5 years in 2016 and remained unchanged in 2018 and 2019. Moreover, the Bank reevaluated the qualitative adjustments, adjusting to current condition in light of the lengthening of the business cycle and the continued improvement in credit metrics.

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

In general, the Bank will charge off a loan and declare a loss when its collectability is questionable and when the Bank can no longer justify presenting the loan as an asset on its balance sheet. To determine if a loan should be charged off, possible sources of repayment are analyzed, including the potential for future cash flows from income or liquidation of other assets, the value of any collateral, and the strength of co-makers or guarantors. When these sources do not provide a reasonable probability that principal can be collected in full, the Bank will fully or partially charge off the loan.

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

Impairment of Long-Lived Assets

We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Other Real Estate Owned

Assets acquired through loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell when acquired. If fair value declines subsequent to foreclosure, valuation impairment is recorded through expense. Operating costs after acquisition are expensed.

Servicing Assets and Servicing liabilities

Servicing assets and servicing liabilities are initially recorded at fair value. The fair values of servicing assets and servicing liabilities represent either the price paid if purchased, or the allocated carrying amounts based on relative values when retained in a sale. Servicing assets and servicing liabilities are amortized in proportion to, and over the period of, estimated net servicing income.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of acquired intangible assets arising from acquisitions, including core deposit and third-party originators intangibles. The acquired intangible assets are initially measured at fair value and then are amortized on the straight-line method over their estimated useful lives while goodwill is not amortized.

Goodwill and other intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company performed its annual impairment test and determined no impairment existed as of December 31, 2019.

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

Bank-Owned Life Insurance

We have purchased single premium life insurance policies (“bank-owned life insurance”) on certain officers. The Bank and named beneficiaries of various current covered officers are the beneficiaries under each policy. In the event of the death of a covered officer, the Bank and named beneficiaries of the covered officer will receive the specified insurance benefit from the insurance carrier. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due, if any, that are probable at settlement. Under the Split Dollar Death Benefit Agreement, upon death of an active employee, the designated beneficiary(ies) are eligible to receive benefits, which in the aggregate, total $3.9 million.

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

The Bank has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout California. The partnership interests are accounted for utilizing the proportional amortization method with amortization expense and tax benefits recognized through the income tax provision.

Share-Based Compensation

The Company provides awards of options, stock appreciation rights, restricted stock awards, restricted stock unit awards, shares granted as a bonus or in lieu of another award, dividend equivalent, other stock-based award or performance award, together with any other right or interest to a participant. Plan participants include executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. All stock options granted under the Plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock options granted generally vest based on three to five years of continuous service and expire 10 years from the date of grant. Restricted stock awards under the Plans become fully vested after a certain number of years or after certain performance criteria are met. Hanmi Financial becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. Forfeitures of restricted stock are treated as canceled shares.

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

Treasury Stock

In January 2019, the Company's Board of Directors adopted a stock repurchase program. Under this repurchase program, the Company may repurchase up to 5.0 percent of its outstanding shares or approximately 1.5 million shares of its common stock. The program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to purchase any particular number of shares. During the year ended December 31, 2019, the Company repurchased 375,000 shares of common stock at a cost of $7.4 million under this program.

We use the cost method of accounting for treasury stock. The cost method requires us to record the reacquisition cost of treasury stock as a deduction from stockholders’ equity on the Consolidated Balance Sheets.

Accounting Standards Adopted in 2019

FASB ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Topic 310): Premium Amortization on Purchased Callable Debt Securities, shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. ASU 2017-08 applies to securities that have explicit, non-contingent call features that are callable at fixed prices and on preset dates. Securities purchased at a discount and mortgage-backed securities in which early repayment is based on prepayment of the underlying assets of the security are outside the scope of ASU 2017-08. For public business entities, the standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period, and applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this ASU did not have a material impact on its consolidated financial statements.

FASB ASU 2016-02, Leases (Topic 842), introduced the most significant change for lessees including the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. By definition, a short-term lease is one in which: (a) the lease term is 12 months or less; and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which right-of-use assets and lease liabilities are not recognized and lease payments are generally recognized as expense over the lease term on a straight-line basis. This change resulted in lessees recognizing right-of-use assets and lease liabilities for most leases previously accounted for as operating leases under the legacy lease accounting guidance. Examples of changes in the new guidance affecting both lessees and lessors included: (a) defining initial direct costs to only include those incremental costs that would not have been incurred if the lease had not been entered into, (b) requiring related party leases to be accounted for based on their legally enforceable terms and conditions, (c) eliminating the additional requirements that were previously applied to leases involving real estate and (d) revising the circumstances under which the transfer contract in a sale-leaseback transaction should be accounted for as the sale of an asset by the seller-lessee and the purchase of an asset by the buyer-lessor. In addition, both lessees and lessors are now subject to new disclosure requirements. ASU 2016-02 became effective for public entities for interim and annual periods beginning after December 15, 2018.

Under the new lease guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term, the Company is required to recognize right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under the legacy lease accounting standards. This impacted the Company’s Consolidated Balance Sheet by grossing up the assets and the liabilities to report the leases as an asset and a liability instead of reporting it as an expense to the income statement. The original opening amount of the right-of-use asset was $40.9 million, which had no impact to equity from the adoption of the standard.

FASB ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, was issued in August 2017 with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The ASU requires certain hedging instrument to be presented in the same line item as the hedged item and also requires expanded disclosures. This ASU’s mandatory effective date for calendar year-end public companies is January 1, 2019, but the amendments may be early adopted in any interim or annual period after issuance. The Company does not currently have hedging transactions that are impacted by this ASU.

Recently Issued Accounting Standards Not Yet Effective

FASB ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, simplifies the subsequent measurement of goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill (i.e., the current Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Under this ASU, the impairment test is simply the comparison of the fair value of a reporting unit with its carrying amount (the current Step 1), with the impairment charge being the deficit in fair value but not exceeding the total amount of goodwill allocated to that reporting unit. The simplified one-step impairment test applies to all reporting units (including those with zero or negative carrying amounts). An entity should apply the amendments in this ASU on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this standard. Public business entities should adopt the amendments in this ASU for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of this ASU.

FASB ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Current expected credit losses (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost; and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating ECL. ASU 2016-13 is effective for public entities for interim and annual periods beginning after December 15, 2019. On July 2, 2019, the FASB voted to delay CECL’s effective date for non-public companies and Smaller Reporting Companies who are public filers. Due to the Company’s categorization as a large accelerated filer, this delay will not have any impact on its adoption of ASU 2016-13. The Company has established a steering committee comprised of senior executives from the Accounting and Credit Risk functions and has engaged third party consultants to support CECL adoption activities.

The Company expects to adopt CECL during the three-month period ending March 31, 2020. The Company is currently engaged in CECL implementation activities and has completed development of its methodologies, data/input gathering and validation, and testing of its designed models. The Company plans to leverage three loss rate methodologies across the Bank’s four major loan and lease segments. In addition, the Company has devised risk documentation, policies and procedures associated with CECL to support the ongoing estimation activities and the continuous assessment of risks related to the model, its methodologies, and data governance.

The Company performed parallel runs and assessments of the model outputs during the three-month periods ended June 30, September 30, and December 31, 2019. This assisted the Company in identifying an expected coverage ratio of  allowance for credit losses ranging from 1.63 percent to 1.88 percent of total loans and leases. Given the existing allowance for loan and lease losses of $61.4 million and a coverage ratio of 1.33 percent at December 31, 2019, the expected increase to this ratio of 22.6 percent to 41.4 percent will cause the Company to record a material adjustment to the allowance and a corresponding after-tax charge to retained earnings in the first quarter of 2020.

Note 2 — Securities

The following is a summary of securities available for sale as of December 31, 2019 and 2018:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
December 31, 2019
U.S. Treasury securities	$34,946	$259	$—	$35,205
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	406,813	4,334	(347)	410,800
Collateralized mortgage obligations	164,232	792	(432)	164,592
Debt securities	23,733	168	(22)	23,879
Total U.S. government agency and sponsored agency obligations	594,778	5,294	(801)	599,272
Total securities available for sale	$629,725	$5,553	$(801)	$634,477

December 31, 2018
U.S. Treasury securities	$39,768	$69	$(7)	$39,830
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	300,957	61	(5,984)	295,034
Collateralized mortgage obligations	124,550	74	(2,332)	122,292
Debt securities	7,499	—	(97)	7,402
Total U.S. government agency and sponsored agency obligations	433,006	135	(8,413)	424,728
Municipal bonds-tax exempt	110,670	197	(517)	110,350
Total securities available for sale	$583,444	$401	$(8,937)	$574,908

The amortized cost and estimated fair value of securities as of December 31, 2019, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Within one year	$38,285	$38,381
Over one year through five years	140,066	140,619
Over five years through ten years	209,985	212,473
Over ten years	241,389	243,004
Total	$629,725	$634,477

ASC 320, “Investments – Debt and Equity Securities,” requires us to periodically evaluate our investments for other-than-temporary impairment (“OTTI”). There was no OTTI charge during the year ended December 31, 2019.

Gross unrealized losses on securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of December 31, 2019 and 2018:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(in thousands, except number of securities)
December 31, 2019
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	$(186)	$51,261	17	$(161)	$18,757	14	$(347)	$70,018	31
Collateralized mortgage obligations	(112)	41,419	14	(320)	39,936	36	(432)	81,355	50
Debt securities	(20)	8,235	2	(3)	2,997	1	(22)	11,233	3
Total U.S. government agency and sponsored agency obligations	(318)	100,916	33	(483)	61,690	51	(801)	162,606	84
Total	$(318)	$100,916	33	$(483)	$61,690	51	$(801)	$162,606	84
December 31, 2018
U.S. Treasury securities	$(7)	$14,797	2	$—	$—	—	$(7)	$14,797	2
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	(226)	41,527	10	(5,758)	244,550	106	(5,984)	286,077	116
Collateralized mortgage obligations	(59)	13,732	3	(2,273)	92,532	49	(2,332)	106,264	52
Debt securities	—	—	—	(97)	7,402	3	(97)	7,402	3
Total U.S. government agency and sponsored agency obligations	(285)	55,259	13	(8,128)	344,484	158	(8,413)	399,743	171
Municipal bonds-tax exempt	(29)	8,196	5	(488)	65,644	30	(517)	73,840	35
Total	$(321)	$78,252	20	$(8,616)	$410,128	188	$(8,937)	$488,380	208

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2019 and December 31, 2018 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of December 31, 2019 and December 31, 2018. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

The Company does not intend to sell these securities and it is more likely than not that it will not be required to sell the investments before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal securities are not considered other-than-temporarily impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2019 and December 31, 2018 were not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2019 and December 31, 2018 were warranted.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Gross realized gains on sales of securities	$1,359	$87	$1,891
Gross realized losses on sales of securities	(64)	(957)	(143)
Net realized gains (losses) on sales of securities	$1,295	$(870)	$1,748
Proceeds from sales of securities	$113,306	34,751	97,271

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

For the year ended December 31, 2019, the Company recorded $1.3 million in net realized gain from sale of securities that had previously been recognized as net unrealized gains of $586,000 in comprehensive income. This included the sale of all of the Company’s tax-exempt municipal bond securities.

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

Securities available for sale with market values of $30.2 million and $29.9 million as of December 31, 2019 and 2018, respectively, were pledged to secure advances from the Federal Reserve Bank, Discount Window facility, and for other purposes as required or permitted by law.

Note 3 — Loans and Leases

The Board of Directors and management review and approve the Bank’s loan and lease policy and procedures on a regular basis to reflect matters such as regulatory and organizational structure changes, strategic planning revisions, concentrations of credit, loan and lease delinquencies and nonperforming loans and leases, and problem loans and leases.

Real estate loans are loans secured by liens or interest in real estate, to provide purchase, construction, and refinance on real estate properties. Commercial and industrial loans consist of commercial term loans, commercial lines of credit, Small Business Administration (“SBA”) and international loans. Leases receivable include equipment finance agreements, which are typically secured by the business assets being financed. Consumer loans consist of auto loans, personal loans, and home equity lines of credit. We maintain management loan review and monitoring departments that review and monitor pass graded loans as well as problem loans to prevent further deterioration.

Concentrations of Credit: The majority of the Bank’s loan and lease portfolio consists of commercial real estate loans.

Loans and leases receivable, net

Loans and leases receivable consisted of the following as of the dates indicated:

	December 31,
	2019	2018
	(in thousands)
Real estate loans:
Commercial property
Retail	$869,302	$906,260
Hospitality	922,288	830,679
Other (1)	1,358,432	1,449,270
Total commercial property loans	3,150,022	3,186,209
Construction	76,455	71,583
Residential property	402,028	500,563
Total real estate loans	3,628,505	3,758,355
Commercial and industrial loans:
Commercial term	227,652	206,691
Commercial lines of credit	228,033	194,032
International loans	28,409	29,180
Total commercial and industrial loans	484,093	429,903
Leases receivable	483,879	398,858
Consumer loans (2)	13,670	13,424
Loans and leases receivable	4,610,147	4,600,540
Allowance for loan and lease losses	(61,408)	(31,974)
Loans and leases receivable, net	$4,548,739	$4,568,566

(1)

Includes, among other property types, mixed-use, gas station, apartment, office, industrial, faith-based facilities and warehouse; the remaining real estate categories represent less than one percent of the Bank's total loans and leases.

(2)	Consumer loans include home equity lines of credit of $8.2 million and $10.3 million as of December 31, 2019 and 2018, respectively.

Accrued interest on loans and leases receivable was $10.0 million and $10.9 million at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, $1.35 billion and $1.10 billion of loans and leases receivable, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following table details the information on SBA loans held for sale by portfolio segment for the years ended December 31, 2019 and 2018:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
December 31, 2019
Balance at beginning of period	$5,194	$4,196	$9,390
Originations	43,001	33,764	76,765
Sales	(45,251)	(34,865)	(80,116)
Principal paydowns and amortization	(1)	(18)	(19)
Balance at end of period	$2,943	$3,077	$6,020
December 31, 2018
Balance at beginning of period	$3,746	$2,648	$6,394
Originations	39,243	39,903	79,146
Sales	(37,790)	(38,161)	(75,951)
Principal paydowns and amortization	(5)	(194)	(199)
Balance at end of period	$5,194	$4,196	$9,390

Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses was as follows for the periods indicated:

	As of and for the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Allowance for loan losses:
Balance at beginning of period	$31,974	$31,043	$32,429
Loans and leases charged off	(4,588)	(7,310)	(5,899)
Recoveries on loans and leases previously charged off	3,852	4,251	3,682
Net charge-offs	(736)	(3,059)	(2,217)
Loan and lease loss provision	30,170	3,990	831
Balance at end of period	$61,408	$31,974	$31,043

The following table details the information on the allowance for loan and lease losses by portfolio segment for the years ended December 31, 2019 and 2018:

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(in thousands)
December 31, 2019
Allowance for loan and lease losses:
Beginning balance	$18,384	$7,162	$6,303	$98	$27	$31,974
Less loans and leases charged off	(131)	(1,293)	(3,162)	(1)	—	(4,588)
Recoveries on loans and leases previously charged off	2,190	1,241	422	0	—	3,852
Loan and lease loss provision	15,913	9,097	5,205	(17)	(27)	30,170
Ending balance	$36,355	$16,206	$8,767	$80	$—	$61,408
Individually evaluated for impairment	$14,028	$8,885	$2,863	$1	$—	$25,778
Collectively evaluated for impairment	$22,327	$7,321	$5,904	$79	$—	$35,631
Loans and leases receivable	$3,628,505	$484,093	$483,879	$13,670	$—	$4,610,147
Individually evaluated for impairment	$43,867	$13,700	$5,902	$1,297	$—	$64,766
Collectively evaluated for impairment	$3,584,638	$470,393	$477,977	$12,373	$—	$4,545,382
December 31, 2018
Allowance for loan and lease losses:
Beginning balance	$17,012	$7,400	$6,279	$122	$230	$31,043
Less loans and leases charged off	(3,897)	(815)	(2,598)	—	—	(7,310)
Recoveries on loans and leases previously charged off	2,512	1,369	368	2	—	4,251
Loan and lease loss provision	2,757	(792)	2,254	(26)	(203)	3,990
Ending balance	$18,384	$7,162	$6,303	$98	$27	$31,974
Individually evaluated for impairment	$1	$428	$1,383	$—	$—	$1,812
Collectively evaluated for impairment	$18,383	$6,734	$4,920	$98	$27	$30,162
Loans and leases receivable	$3,758,355	$429,903	$398,858	$13,424	$—	$4,600,540
Individually evaluated for impairment	$14,761	$4,396	$5,129	$839	$—	$25,125
Collectively evaluated for impairment	$3,743,594	$425,507	$393,729	$12,585	$—	$4,575,415

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

As of December 31, 2019 and 2018, the recorded investment in pass/pass-watch, special mention and classified (substandard, doubtful and loss) loans and leases, disaggregated by loan class, were as follows:

	Pass/Pass- Watch	Special Mention	Classified	Total
	(in thousands)
December 31, 2019
Real estate loans:
Commercial property
Retail	$859,739	$2,835	$6,728	$869,302
Hospitality	915,834	939	5,515	922,288
Other	1,329,817	7,807	20,809	1,358,432
Total commercial property loans	3,105,390	11,580	33,052	3,150,022
Construction	36,956	1,613	37,886	76,455
Residential property	398,737	2,512	779	402,028
Total real estate loans	3,541,082	15,705	71,718	3,628,505
Commercial and industrial loans:
Commercial term	210,026	2,139	15,487	227,652
Commercial lines of credit	222,348	5,485	200	228,033
International loans	25,810	2,598	—	28,409
Total commercial and industrial loans	458,184	10,222	15,687	484,093
Leases receivable	477,977	—	5,902	483,879
Consumer loans	12,247	705	718	13,670
Total loans and leases receivable	$4,489,491	$26,632	$94,025	$4,610,147
December 31, 2018
Real estate loans:
Commercial property
Retail	$901,354	$16	$4,890	$906,260
Hospitality	821,542	168	8,969	830,679
Other	1,441,219	2,723	5,328	1,449,270
Total commercial property loans	3,164,115	2,907	19,187	3,186,209
Construction	71,583	—	—	71,583
Residential property	500,424	—	139	500,563
Total real estate loans	3,736,122	2,907	19,326	3,758,355
Commercial and industrial loans:
Commercial term	197,992	4,977	3,722	206,691
Commercial lines of credit	172,338	21,107	587	194,032
International loans	29,180	—	—	29,180
Total commercial and industrial loans	399,510	26,084	4,309	429,903
Leases receivable	393,729	—	5,129	398,858
Consumer loans	12,454	191	779	13,424
Total loans and leases receivable	$4,541,815	$29,182	$29,543	$4,600,540

The following is an aging analysis of recorded investment in loans and leases, disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
	(in thousands)
December 31, 2019
Real estate loans:
Commercial property
Retail	$6	$132	$111	$249	$869,053	$869,302
Hospitality	907	—	—	907	921,381	922,288
Other	51	—	38	89	1,358,344	1,358,432
Total commercial property loans	964	132	149	1,245	3,148,778	3,150,022
Construction	—	—	—	—	76,455	76,455
Residential property	540	1,627	309	2,477	399,551	402,028
Total real estate loans	1,504	1,759	458	3,721	3,624,784	3,628,505
Commercial and industrial loans:
Commercial term	635	133	143	911	226,742	227,652
Commercial lines of credit	—	—	—	—	228,033	228,033
International loans	—	—	—	—	28,409	28,409
Total commercial and industrial loans	635	133	143	911	483,183	484,093
Leases receivable	5,358	2,138	3,493	10,990	472,889	483,879
Consumer loans	—	30	—	30	13,639	13,670
Total loans and leases receivable	$7,497	$4,060	$4,094	$15,652	$4,594,496	$4,610,147
December 31, 2018
Real estate loans:
Commercial property
Retail	$221	$—	$986	$1,207	$905,053	$906,260
Hospitality	65	1,203	1,893	3,161	827,518	830,679
Other	816	206	1,205	2,227	1,447,043	1,449,270
Total commercial property loans	1,102	1,409	4,084	6,595	3,179,614	3,186,209
Construction	—	—	—	—	71,583	71,583
Residential property	3,947	273	44	4,264	496,299	500,563
Total real estate loans	5,049	1,682	4,128	10,859	3,747,496	3,758,355
Commercial and industrial loans:
Commercial term	334	49	1,117	1,500	205,191	206,691
Commercial lines of credit	—	—	587	587	193,445	194,032
International loans	—	—	—	—	29,180	29,180
Total commercial and industrial loans	334	49	1,704	2,087	427,816	429,903
Leases receivable	4,681	845	3,737	9,263	389,595	398,858
Consumer loans	146	—	—	146	13,278	13,424
Total loans and leases receivable	$10,210	$2,576	$9,569	$22,355	$4,578,185	$4,600,540

There were no loans that were 90 days or more past due and accruing interest as of December 31, 2019 and $4,000 of loans that were 90 days or more past due and accruing interest as of December 31, 2018.

Impaired Loans and Leases

Loans and leases are considered impaired when: they are classified as nonaccrual and principal or interest payments have been contractually past due for 90 days or more, unless the loan is both well-collateralized and in the process of collection; they are classified as TDR loans to offer terms not typically granted by the Bank; current information or events make it unlikely to collect in full according to the contractual terms of the loan or lease agreements; there is a deterioration in the borrower’s financial condition that raises uncertainty as to timely collection of either principal or interest; or full payment of both interest and principal is in doubt according to the original contractual terms.

We evaluate loan and lease impairment in accordance with GAAP. Impaired loans and leases are measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan or lease, or, as a practical expedient, at the observable market price or the fair value of the collateral if the loan or lease is collateral dependent, less costs to sell. If the measure of the impaired loan or lease is less than the recorded investment, the deficiency will be charged off against the allowance for loan and lease receivable losses or, alternatively, a specific allocation will be established. Additionally, loans or leases that are considered impaired are specifically excluded from the analysis when determining the amount of the general allowance for loan and lease losses required for the period.

The allowance for collateral-dependent loans and leases is determined by calculating the difference between the recorded investment and the value of the collateral as determined by recent appraisals. The allowance for collateral-dependent loans and leases varies from loan to loan based on the collateral coverage of the loan or lease at the time of designation as nonperforming. We continue to monitor the collateral coverage, using recent appraisals, on these loans and leases on a quarterly basis and adjust the allowance accordingly.

The following table provides information on impaired loans and leases, disaggregated by loan class, as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2019
Real estate loans:
Commercial property
Retail	$434	$459	$111	$323	$19	$894	$13
Hospitality	244	400	22	223	24	1,683	—
Other	14,864	15,151	14,696	167	12	10,619	168
Total commercial property loans	15,542	16,010	14,829	713	55	13,196	181
Construction	27,201	28,000	—	27,201	13,973	18,421	249
Residential property	1,124	1,163	1,089	35	—	1,356	29
Total real estate loans	43,867	45,173	15,918	27,949	14,028	32,973	459
Commercial and industrial loans	13,700	14,090	143	13,557	8,885	19,361	512
Leases receivable	5,902	5,909	1,112	4,790	2,863	4,854	44
Consumer loans	1,297	1,588	1,220	77	1	1,489	37
Total	$64,766	$66,760	$18,393	$46,373	$25,778	$58,677	$1,052
December 31, 2018
Real estate loans:
Commercial property
Retail	$2,166	$2,207	$1,894	$272	$—	$2,001	$183
Hospitality	4,282	5,773	4,032	250	—	7,285	482
Other	7,525	8,016	6,253	1,272	1	7,978	601
Total commercial property loans	13,973	15,996	12,179	1,794	1	17,264	1,266
Construction	—	—	—	—	—	—	—
Residential property	788	929	788	—	—	1,932	91
Total real estate loans	14,761	16,925	12,967	1,794	1	19,196	1,357
Commercial and industrial loans	4,396	4,601	1,644	2,752	428	3,568	211
Leases receivable	5,129	5,162	1,256	3,873	1,383	5,229	46
Consumer loans	839	1,073	746	93	—	1,020	60
Total	$25,125	$27,761	$16,613	$8,512	$1,812	$29,013	$1,674
December 31, 2017
Real estate loans:
Commercial property
Retail	$1,403	$1,423	$1,246	$157	$1	$1,528	$106
Hospitality	6,184	7,220	2,144	4,040	1,677	6,080	431
Other	8,513	9,330	7,569	944	394	9,551	842
Total commercial property loans	16,100	17,973	10,959	5,141	2,072	17,159	1,379
Construction	—	—	—	—	—	—	—
Residential property	2,563	2,728	824	1,739	21	2,771	122
Total real estate loans	18,663	20,701	11,783	6,880	2,093	19,930	1,501
Commercial and industrial loans	3,040	3,081	1,069	1,971	441	4,214	208
Leases receivable	4,452	4,626	455	3,997	3,334	4,464	47
Consumer loans	1,029	1,215	919	110	10	982	33
Total	$27,184	$29,623	$14,226	$12,958	$5,878	$29,590	$1,789

The following is a summary of interest foregone on impaired loans and leases for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Interest income that would have been recognized had impaired loans and leases performed in accordance with their original terms	$3,439	$2,808	$2,575
Less: Interest income recognized on impaired loans and leases	(1,279)	(1,674)	(1,790)
Interest foregone on impaired loans and leases	$2,160	$1,134	$785

There were no commitments to lend additional funds to borrowers whose loans or leases are included above.

Nonaccrual Loans and Leases

The following table details the recorded investment in nonaccrual loans and leases, disaggregated by loan class, as of the dates indicated:

	As of December 31,
	2019	2018
	(in thousands)
Real estate loans:
Commercial property
Retail	$277	$865
Hospitality	225	3,625
Other	14,864	1,641
Total commercial property loans	15,366	6,131
Construction	27,201	—
Residential property	1,124	182
Total real estate loans	43,691	6,313
Commercial and industrial loans	13,479	3,337
Leases receivable	5,902	5,129
Consumer loans	689	746
Total nonaccrual loans and leases	$63,761	$15,525

The following table details the recorded investment in nonperforming assets as of the dates indicated:

	As of December 31,
	2019	2018
	(in thousands)
Nonaccrual loans and leases	$63,761	$15,525
Loans and leases 90 days or more past due and still accruing	—	4
Total nonperforming loans and leases	63,761	15,529
Other real estate owned ("OREO")	63	663
Total nonperforming assets	$63,824	$16,192

OREO consisted of two properties with a combined carrying value of $63,000 as of December 31, 2019, and seven properties with a combined carrying value of $663,000 as of December 31, 2018.

Troubled Debt Restructuring

The following table details the recorded investment in TDRs, disaggregated by concession type and by loan type, as of December 31, 2019 and 2018:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and/or Interest	Reduction of Principal and/or Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and/or Interest	Reduction of Principal and/or Interest	Extension of Maturity	Total
	(in thousands)
December 31, 2019
Real estate loans	$—	$132	$27,740	$13,926	$41,798	$—	$—	$—	$—	$—
Commercial and industrial loans	—	153	12,527	312	12,991	—	36	71	114	222
Consumer loans	689	—	—	—	689	531	—	77	—	608
Total loans	$689	$285	$40,266	$14,238	$55,478	$531	$36	$148	$114	$830
December 31, 2018
Real estate loans	$462	$1,423	$174	$—	$2,059	$3,345	$—	$1,148	$741	$5,234
Commercial and industrial loans	265	107	669	430	1,471	—	166	386	150	702
Consumer loans	746	—	—	—	746	—	—	93	—	93
Total loans	$1,473	$1,530	$843	$430	$4,276	$3,345	$166	$1,627	$891	$6,029

As of December 31, 2019 and 2018, total TDRs were $56.3 million, and $10.3 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for six months or less. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.

The following table presents the number of loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2019, 2018, and 2017 with their pre- and post-modification recorded amounts.

	December 31, 2019			December 31, 2018			December 31, 2017
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands except for number of loans)
Real estate loans	5	$40,743	$41,798	-	$-	$-	2	$182	$184
Commercial and industrial loans	2	12,779	12,562	2	684	664	1	123	123
Consumer loans	1	549	531	-	-	-	1	820	811
Total loans	8	$54,071	$54,892	2	$684	$664	4	$1,125	$1,118

At December 31, 2019 and 2018, TDRs were subjected to specific impairment analysis. We determined impairment allowances of $22.7 million and $300,000, respectively, related to these loans and such allowances were included in the allowance for loan and lease losses.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the years ended December 31, 2019 and 2018, only one loan in the amount of $132,000, defaulted within the twelve-month period following modification in the year 2019.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Note 4 — Servicing Assets

The changes in servicing assets for the years ended December 31, 2019 and 2018 were as follows:

	As of December 31,
	2019	2018
	(in thousands)
Balance at beginning of period	$8,520	$10,218
Addition related to sale of SBA loans	1,699	1,589
Amortization	(3,263)	(3,287)
Balance at end of period	$6,956	$8,520

At December 31, 2019 and 2018, we serviced the loans sold to unaffiliated parties in the amount of $422.3 million and $448.6 million, respectively. These represent loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

The Company recorded servicing fee income of $4.4 million for the year ended December 31, 2019, and $4.7 million each of the years ended December 31, 2018 and 2017, respectively. Net amortization expense was $2.8 million, $2.6 million and $2.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Servicing fee income, net of amortization of servicing assets and liabilities, is included in other operating income in the consolidated statements of income.

The fair value of servicing rights was $7.0 million at year-end 2019. Fair value at year-end 2019 was determined using the discount rates ranging from 7.7 percent to 21.4 percent, prepayment speeds ranging from 1.8 percent to 15.6 percent, depending on the stratification of the specific right.

Note 5 — Premises and Equipment

The following is a summary of the major components of premises and equipment:

	As of December 31,
	2019	2018
	(in thousands)
Land	$7,980	$8,470
Building and improvements	14,120	17,252
Furniture and equipment	27,358	24,144
Leasehold improvements	12,715	11,671
Leased equipment	879	879
	63,052	62,416
Accumulated depreciation and amortization	(36,982)	(34,664)
Total premises and equipment, net	$26,070	$27,752

Depreciation and amortization expense related to premises and equipment was $3.3 million, $2.6 million and $2.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 6 — Leases

As described in Note 1 to the consolidated financial statements, the Company adopted ASU 2016-02, Leases (Topic 842), effective January 1, 2019. We had approximately 45 operating leases for real estate and other assets. These included various leases for our branch and office locations. Our leases had initial lease terms of two to twenty-five years. Most leases included one or more options to renew, with renewal terms that can extend the lease term from two to twelve years. We assessed these options using a threshold of reasonably certain. For leases where we were reasonably certain to renew, those option periods were included within the lease term and, therefore, the measurement of the right-of-use asset and lease liability. Certain leases included options to terminate the lease, which allows the contract parties to terminate their obligations under the lease contract, typically in return for an agreed financial consideration. The terms and conditions of the termination options vary by contract. Leases with an initial term of 12 months or less were not recognized on the balance sheet. We recognized lease expense for these leases on a straightline basis over the lease term. Certain lease agreements included payments based on Consumer Price Index (“CPI") on which variable lease payments were determined and included in the right-of-use asset and liability. Variable lease payments that were not based on CPI were excluded from the right-of-use asset and lease liability and recognized in the period in which the obligations for those payments were incurred. Our lease agreements did not contain any material residual value guarantees, restrictions or covenants.

In determining whether a contract contained a lease, we determined whether an arrangement was or included a lease at contract inception. Operating lease right-of-use asset and liability were recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. The opening balance for both our right-of-use asset and lease liability were $40.9 million as of the adoption date of January 1, 2019 and the outstanding balances were $36.5 million and $37.2 million, respectively, as of December 31, 2019.

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

We lease our premises under non-cancelable operating leases. At December 31, 2019, future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2020	$6,374
2021	5,129
2022	4,843
2023	4,735
2024	4,281
Thereafter	17,445
Remaining lease commitments	42,807
Interest	(5,648)
Present value of lease liability	$37,159

For the years ended December 31, 2019, 2018 and 2017, net rental expenses recorded under such leases amounted to $7.9 million, $7.4 million, and $7.0 million, respectively.

Weighted average remaining lease terms for the Company’s operating leases were 8.57 years as of December 31, 2019. Weighted average discount rates used for the Company’s operating leases were 3.24 percent as of December 31, 2019. Net lease expense recognized for the twelve months ended December 31, 2019 was  $7.9 million. This includes operating lease costs of $8.0 million and sublease income of $132,000 for the twelve months ended December 31, 2019. The Company chose the practical expedients and reviewed the lease and non-lease components for any impairment or otherwise, subsequently determining that no cumulative-effect adjustment to equity was necessary as part of implementing the modified retrospective approach for its adoption of ASC 842.

Cash paid, and included in cash flows from operating activities, for amounts included in the measurement of the lease liability for the Company's operating leases for the twelve months ended December 31, 2019 was  $7.2 million.

Note 7 — Goodwill and other intangibles

The third-party originators intangible of $483,000 and goodwill of $11.0 million were recorded as a result of the acquisition of a leasing portfolio in 2016. The core deposit intangible of $2.2 million was recognized for the core deposits acquired in a 2014 acquisition. The Company's intangible assets were as follows for the periods indicated:

		December 31, 2019			December 31, 2018
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Core deposit intangible	10 years	$2,213	$(1,567)	$646	$2,213	$(1,360)	$853
Third-party originators intangible	7 years	483	(287)	196	483	(185)	298
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$13,727	$(1,854)	$11,873	$13,727	$(1,545)	$12,182

Intangible assets amortization expense for the years ended December 31, 2019, 2018 and 2017 was $309,000, $362,000 and $345,000, respectively, and estimated future amortization expense related to the Core Deposit Intangible and the third-party originators intangible for each of the next five years is as follows:

Amount
(in thousands)
2020	$261
2021	216
2022	171
2023	126
2024	68
Thereafter	—
$842

The Company performed its annual goodwill impairment analysis in the fourth quarter of 2019 and determined no impairment existed as of December 31, 2019. As of December 31, 2019, management was not aware of any circumstances that would indicate impairment of goodwill or other intangible assets. There were no impairment charges related to intangible assets recorded in earnings in the three years ended December 31, 2019.

Note 8 — Deposits

Time deposits at or exceeding the FDIC insurance limit of $250,000 at year-end 2019 and 2018 were $299.9 million and $288.6 million, respectively.

At December 31, 2019, the scheduled maturities of time deposits are as follows:

Year Ending December 31,	Time Deposits of $250,000 or More	Other Time Deposits	Total
	(in thousands)
2020	$291,940	$1,098,666	$1,390,606
2021	7,186	130,331	137,517
2022	—	25,155	25,155
2023	789	1,185	1,974
2024	—	669	669
Total	$299,914	$1,256,005	$1,555,919

A summary of interest expense on deposits was as follows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Demand: interest-bearing	$116	$106	$74
Money market and savings	23,556	16,182	12,515
Time deposits of $100,000 or more	36,867	24,309	10,471
Other time deposits	2,566	2,483	3,029
Total interest expense on deposits	$63,105	$43,080	$26,089

Accrued interest payable on deposits was $11.2 million and $11.4 million at December 31, 2019 and 2018, respectively. Total deposits reclassified to loans due to overdrafts at December 31, 2019 and 2018 were $1.5 million, respectively.

Note 9 — Borrowings

Borrowings consisted of FHLB advances, which represent collateralized obligations with the FHLB. The following is a summary of contractual maturities of FHLB advances:

	December 31, 2019		December 31, 2018
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(in thousands)
Overnight advances	$15,000	1.66%	$55,000	2.56%
Advances due within 12 months	25,000	1.75%	—	—
Advances due over 12 months through 24 months	25,000	1.66%	—	—
Advances due over 24 months through 36 months	25,000	1.72%	—	—
Outstanding advances	$90,000	1.70%	$55,000	2.56%

The following is financial data pertaining to FHLB advances:

	As of December 31,
	2019	2018	2017
	(dollars in thousands)
Weighted-average interest rate at end of year	1.70%	2.56%	1.41%
Weighted-average interest rate during the year	1.89%	1.94%	0.90%
Average balance of FHLB advances	$40,374	$174,452	$119,041
Maximum amount outstanding at any month-end	$285,000	$300,000	$330,000

We have pledged loans receivable with market values of $1.35 billion as collateral with the FHLB for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is $1.11 billion, of which $878.4 million remained available as of December 31, 2019. At December 31, 2019, we had $29.6 million available for use through the Federal Reserve Bank of San Francisco Discount Window, as we pledged securities with carrying values of $30.2 million, and there were no borrowings.

At December 31, 2019, advances from the FHLB were $90.0 million, an increase of $35.0 million from $55.0 million at December 31, 2018, and $15.0 million of the FHLB advances were overnight borrowings at December 31, 2019. For the years ended December 31, 2019, 2018 and 2017 interest expense on FHLB advances were $763,000, $3.4 million and $1.1 million, respectively, and the weighted-average interest rates were 1.89 percent, 1.94 percent and 0.90 percent, respectively.

Note 10 — Subordinated Debentures

The Company issued Fixed-to-Floating Subordinated Notes (“Notes”) of $100.0 million on March 21, 2017, with a final maturity on March 30, 2027. The Notes have an initial fixed interest rate of 5.45 percent per annum, payable semi-annually on March 30 and September 30 of each year. From and including March 30, 2022 and thereafter, the Notes bear interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.315 percent payable quarterly. If the then current three-month LIBOR is less than zero, three-month LIBOR will be deemed to be zero. Debt issuance cost was $2.3 million, which is being amortized through the Note’s maturity date. At December 31, 2019 and December 31, 2018, the balance of Notes included in the Company’s Consolidated Balance Sheet, net of debt issuance cost, was $98.3 million and $98.1 million. The amortization of debt issuance cost was $193,000, $182,000 and $134,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005 by the acquired entity and $26.0 million of Trust Preferred Securities (“TPS”) was issued at a 6.26 percent fixed rate for the first five years and a variable rate at the three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At December 31, 2019 and December 31, 2018, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $6.8 million and $7.1 million, was $20.0 million and $19.7 million. The amortization of discount was $376,000, $356,000 and $329,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Unrecognized tax benefits at beginning of year	$202	$1,039	$1,039
Gross decreases for tax positions of prior years	(202)	—	—
Lapse of statute of limitations	—	(837)	—
Gross increase for new tax positions	73	—	—
Unrecognized tax benefits (expense) at end of year	$73	$202	$1,039

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $73,000, $202,000 and $1.0 million as of December 31, 2019, 2018 and 2017, respectively.

For the year ended December 31, 2019, unrecognized tax benefits decreased by $129,000 related to state taxes, primarily in connection with the settlement of the California Franchise Tax Board 2008 and 2009 examinations. For the year ended December 31, 2018, unrecognized tax benefits decreased by $837,000 in connection with California Enterprise Zone interest deductions as result of the lapse of the statute of limitations. For the year ended December 31, 2017, unrecognized tax benefits in connection with California Enterprise Zone interest deductions did not change.

In 2019, 2018 and 2017, the Company accrued interest of $0, $10,000 and $34,000 for uncertain tax benefits, respectively. As of December 31, 2019, 2018 and 2017, the total amounts of accrued interest related to uncertain tax positions, were $0, $57,000 and $132,000, respectively. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest and penalties are included within accrued expenses and other liabilities on the Consolidated Balance Sheets.

Unrecognized tax benefit primarily includes state tax exposure. The Company expects the currently open uncertain tax positions to be settled in the next twelve months.

As of December 31, 2019, the Company is subject to examination by federal and various tax authorities for certain years ending December 31, 2015 through 2018.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). This ASU eliminates the stranded tax effects in other comprehensive income resulting from the Tax Cuts and Jobs Act (the “Tax Act”). Because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations was not affected. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The Company adopted this standard as of January 1, 2018, and recorded the impact as an adjustment, which increased retained earnings by $399,000 as of the date of adoption.

A summary of the provision for income taxes was as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current expense:
Federal	$18,737	$13,415	$20,924
State	9,377	5,293	6,804
Total current expense	28,114	18,708	27,728
Deferred expense (benefit):
Federal	(10,515)	3,428	14,623
State	(3,039)	3,966	(1,727)
Total deferred expense	(13,554)	7,394	12,896
Provision for income taxes	$14,560	$26,102	$40,624

Deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$18,401	$10,035	$9,282
Depreciation	—	—	192
Purchase accounting	3,912	2,724	4,685
Net operating loss carryforward	15,453	17,609	18,648
Unrealized (gain) loss on securities available for sale	—	2,457	919
Mark to market	261	—	—
Indemnified assets	1,120	1,151	701
Lease liability	10,716	—	—
Tax credits	198	561	1,241
State taxes	1,739	1,138	1,489
Other	2,646	1,804	3,724
Total deferred tax assets	54,446	37,479	40,881
Deferred tax liabilities:
Mark to market	—	(4,719)	(4,879)
Depreciation	(388)	(467)	—
Unrealized (gain) loss on securities available for sale	(1,370)	—	—
Leases - right of use assets	(10,517)	—	—
Other	(532)	—	(797)
Total deferred tax liabilities	(12,807)	(5,186)	(5,676)
Valuation allowance	(4,852)	(4,852)	(2,750)
Net deferred tax assets	$36,787	$27,441	$32,455

As of December 31, 2019, the Company’s net deferred tax assets, which primarily consists of net operating loss carryforwards and the allowance for loan and lease losses, increased by $9.3 million from 2018 primarily due to the increase in the allowance for loan and lease losses. As of December 31, 2018, the Company’s net deferred tax assets, which primarily consists of net operating loss carryforwards and the allowance for loan and lease losses, decreased by $5.0 million from 2017 primarily due to the reduction in purchase accounting and an increase in the valuation allowance related to state net operating losses.

As of each reporting date, management considers the realization of deferred tax assets based on management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. As of December 31, 2019, management determined that a valuation allowance of $4.9 million was appropriate against certain state net operating losses and certain state tax credits. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. As of December 31, 2018, management determined a valuation allowance of $4.9 million was appropriate against certain state net operating losses and certain state tax credits. Therefore the valuation allowance did not change in 2019.

As of December 31, 2019, the Company had net operating loss carryforwards of $17.3 million and $216.4 million for federal and state income tax purposes, respectively. The federal net operating loss carryforwards of $17.3M expire at various dates from 2034 to 2035. The material state net operating loss carryforwards include California of $152.3M which expire at various dates from 2026 through 2035, and Illinois of $63.7M which expire at various dates from 2024 to 2025. Management determined a valuation allowance was required against the Illinois net operating loss carryforwards. As of December 31, 2019, the Company had state low income housing tax credit carryforwards of approximately $251,000. The state low income housing tax credits carry forward indefinitely.

Reconciliation between the federal statutory income tax rate and the effective tax rate is shown in the following table:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	21.00%	21.00%	35.00%
State taxes, net of federal tax benefits	9.39%	9.50%	6.64%
Tax-exempt municipal securities	(0.29)%	(0.16)%	(0.24)%
Tax credit - federal	(3.49)%	(2.37)%	(2.37)%
Federal rate adjustment, net of federal benefits of state	(—)%	1.32%	4.18%
Low income housing amortization	4.17%	2.40%	2.52%
Other	(0.03)%	(0.60)%	(3.10)%
Effective tax rate	30.75%	31.09%	42.63%

The Tax Act was enacted into U.S. tax law on December 22, 2017. The Tax Act makes numerous changes to the U.S. tax code, including (although not limited to) reducing the U.S. federal corporate tax rate to 21 percent, eliminating the corporate alternative minimum tax (“AMT”), limiting deductible interest expense, increasing limitations on certain executive compensation, and enhancing bonus depreciation to provide for full expensing of qualified property. On that same date, the SEC staff also issued Staff Accounting Bulletin (“SAB”) 118, which provided guidance regarding financial statement accounting of the Tax Act. SAB 118 provides for the completion of the accounting related effects of the Tax Act in accordance with a measurement period of one year from the Tax Act enactment date.

In 2017, the Company reported certain provisional amounts based on reasonable estimates as permitted under SAB 118 for which the accounting under ASC 740 was incomplete. Upon filing the 2017 income tax returns in 2018, the Company recorded a change of $1.1 million to the provisional amount related to the re-measurement of the ending deferred tax assets and liabilities from 35.0 percent to 21.0 percent. During the fourth quarter of 2018, the Company completed the accounting required under ASC 740.

Note 12 — Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income for the year ended December 31, 2019, 2018 and 2017 was as follows:

	Unrealized Gains and
	Losses on
	Available- for-Sale	Tax Benefit
	Securities	(Expense)	Total
	(in thousands)
For the year ended December 31, 2019
Balance at beginning of period	$(8,536)	$2,457	$(6,079)
Other comprehensive income (loss) before reclassification	14,583	(3,827)	10,756
Reclassification from accumulated other comprehensive income	(1,295)	—	(1,295)
Net current period other comprehensive income	13,288	(3,827)	9,461
Balance at end of period	$4,752	$(1,370)	$3,382

For the year ended December 31, 2018
Balance at beginning of period	$(3,188)	$1,319	$(1,869)
Other comprehensive income (loss) before reclassification	(5,790)	1,684	(4,106)
Reclassification from accumulated other comprehensive income	(87)	—	(87)
Adjustments to accumulated other comprehensive income	529	(546)	(17)
Net current period other comprehensive income	(5,348)	1,138	(4,210)
Balance at end of period	$(8,536)	$2,457	$(6,079)

For the year ended December 31, 2017
Balance at beginning of period	$(4,089)	$1,695	$(2,394)
Other comprehensive income (loss) before reclassification	2,649	(376)	2,273
Reclassification from accumulated other comprehensive income	(1,748)	—	(1,748)
Net current period other comprehensive income	901	(376)	525
Balance at end of period	$(3,188)	$1,319	$(1,869)

The Company recorded a net $17,000 adjustment related to adoption of two new accounting standards (ASU 2016-01 and ASU 2018-02) effective January 1, 2018. The $17,000 adjustment includes a $529,000 reduction of unrealized losses related to the Company’s mutual funds equity securities upon adoption of ASU 2016-01 and a $546,000 reduction in tax benefits upon adoption of ASU 2016-01 and ASU 2018-02. All mutual fund equity securities were sold during the three months ended March 31, 2018. See Notes 3 and 11 to the Consolidated Financial Statements for additional information on adoption of ASU 2016-01 and ASU 2018-02, respectively.

For the year ended December 31, 2019, there was a $1.3 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the redemption and sale of available-for-sale securities. The $1.3 million reclassification adjustment from accumulated other comprehensive income was included in net gain on sales of securities in noninterest income. Net unrealized gain of $586,000 related to these sold securities had previously been recorded in accumulated other comprehensive income or loss.

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

At December 31, 2019, the Bank’s capital ratios exceeded the minimum requirements to place the Bank in the “well capitalized” category and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5 percent became effective on January 1, 2019, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Bank’s capital conservation buffer was 6.64 percent and 6.19 percent and the Company's capital conservation buffer was 5.78 percent and 5.74 percent as of December 31, 2019 and 2018, respectively.

The capital ratios of Hanmi Financial and the Bank as of December 31, 2019 and 2018 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2019
Total capital (to risk-weighted assets):
Hanmi Financial	$714,288	15.11%	$378,059	8.00%	N/A	N/A
Hanmi Bank	$691,024	14.64%	$377,516	8.00%	$471,895	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$556,820	11.78%	$283,544	6.00%	N/A	N/A
Hanmi Bank	$631,978	13.39%	$283,137	6.00%	$377,516	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$536,781	11.36%	$212,658	4.50%	N/A	N/A
Hanmi Bank	$631,978	13.39%	$212,353	4.50%	$306,732	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$556,820	10.15%	$219,367	4.00%	N/A	N/A
Hanmi Bank	$631,978	11.56%	$218,748	4.00%	$273,435	5.00%

December 31, 2018
Total capital (to risk-weighted assets):
Hanmi Financial	$682,398	14.54%	$375,449	8.00%	N/A	N/A
Hanmi Bank	$664,195	14.19%	$374,538	8.00%	$468,173	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$550,839	11.74%	$281,587	6.00%	N/A	N/A
Hanmi Bank	$630,782	13.47%	$280,904	6.00%	$374,538	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$531,177	11.32%	$211,190	4.50%	N/A	N/A
Hanmi Bank	$630,782	13.47%	$210,678	4.50%	$304,312	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$550,839	10.18%	$216,526	4.00%	N/A	N/A
Hanmi Bank	$630,782	11.67%	$216,265	4.00%	$270,331	5.00%

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

We record securities available for sale at fair value on a recurring basis. Certain other assets, such as loans held for sale, impaired loans, OREO, bank-owned premises, and core deposit intangible, are recorded at fair value on a non-recurring basis. Non-recurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the re-measurement is performed.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument below:

Securities available for sale - The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curve, prepayment speeds, and default rates. Level 1 securities include U.S. Treasury securities and mutual funds that are traded on an active exchange or by dealers or brokers in active over-the-counter markets. The fair value of these securities is determined by quoted prices on an active exchange or over-the-counter market. Level 2 securities primarily include mortgage-backed securities, collateralized mortgage obligations, U.S. government agency securities and municipal bonds in markets that are active. In determining the fair value of the securities categorized as Level 2, we obtain reports from investment accounting service provider detailing the fair value of each investment security held as of each reporting date. The broker-dealers use prices obtained from an investment accounting service provider to value our fixed income securities. The fair value of the municipal securities is determined based on pricing data provided by nationally recognized pricing services. We review the prices obtained for reasonableness based on our understanding of the marketplace, and also consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and as they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy. Level 3 securities are instruments that are not traded in the market. As such, no observable market data for the instrument is available, which necessitates the use of significant unobservable inputs.

Loans held for sale – All loans held for sale are SBA loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At December 31, 2019 and 2018, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Impaired loans and leases – Nonaccrual loans and leases and performing restructured loans and leases are considered impaired for reporting purposes and are measured and recorded at fair value on a non-recurring basis. All impaired loans with a carrying balance over $250,000 are reviewed individually for the amount of impairment, if any. Impaired loans and leases with a carrying balance of $250,000 or less are evaluated for impairment collectively. The Company does not record loans and leases at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral dependent impaired loans and leases are recorded based on either the current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value reported on older appraisals that are then adjusted based on recent market trends, a Level 3 measurement.

OREO – Fair value of OREO is based primarily on third party appraisals, less costs to sell and result in a Level 3 classification of the inputs for determining fair value. Appraisals are required annually and may be updated more frequently as circumstances require and the fair value adjustments are made to OREO based on the updated appraised value of the property.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2019 and 2018, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted	Significant
	Prices in	Observable
	Active	Inputs with
	Markets	No Active
	for Identical	Market with Identical	Significant Unobservable	Total Fair
	Assets	Characteristics	Inputs	Value
	(in thousands)
December 31, 2019
Assets:
Securities available for sale:
U.S. Treasury securities	$35,205	$—	$—	$35,205
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	410,800	—	410,800
Collateralized mortgage obligations	—	164,592	—	164,592
Debt securities	—	23,879	—	23,879
Total U.S. government agency and sponsored agency obligations	—	599,272	—	599,272
Total securities available for sale	$35,205	$599,272	$—	$634,477

December 31, 2018
Assets:
Securities available for sale:
U.S. Treasury securities	$39,830	$—	$—	$39,830
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	295,034	—	295,034
Collateralized mortgage obligations	—	122,292	—	122,292
Debt securities	—	7,402	—	7,402
Total U.S. government agency and sponsored agency obligations	—	424,728	—	424,728
Municipal bonds-tax exempt	—	110,350	—	110,350
Total securities available for sale	$39,830	$535,078	$—	$574,908

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of December 31, 2019 and 2018, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
		Quoted	Significant
		Prices in	Observable
		Active	Inputs With
		Markets	No Active
		for Identical	Market With Identical	Significant Unobservable
	Total	Assets	Characteristics	Inputs
	(in thousands)
December 31, 2019
Assets:
Impaired loans and leases (1)	$31,049	$—	$—	$31,049
Other real estate owned	63	—	—	63
Bank-owned premises	1,900	—	—	1,900
December 31, 2018
Assets:
Impaired loans and leases (2)	$5,210	$—	$3,253	$1,957
Other real estate owned	663	—	663	—

(1)	Includes real estate loans of $41.4 million and commercial and industrial loans of $12.5 million.
(2)	Includes real estate loans of $3.5 million and commercial and industrial loans of $1.7 million.

The following table represents quantitative information about Level 3 fair value comments for assets measured at fair value on a non-recurring basis at December 31, 2019 and 2018:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
December 31, 2019
Impaired loans and leases:
Real estate loans:
Commercial property
Other	$13,926	Market approach	Market data comparison	(1)
Construction	13,228	Market approach	Market data comparison	(3)% to 43% /21% (2)
Total real estate loans	27,154
Commercial and industrial loans:
Commercial lines of credit	3,895	Market approach	Market data comparison	(8)% to 42% /18% (2)
Total	$31,049

Bank-owned premises	1,900	Market approach	Market data comparison	(30)% to 55% /(2)% (2)

(1)

The values were estimated by current market data comparison, supplemented by cost information. The properties compared when possible, with others for sale and that have sold in the general time period. Adjustments are made for differences in equipment, mileage, cosmetics, conversions, originality, condition as well as sale terms and current economic conditions at time of sale.

(2)

Appraisal reports utilize a combination of valuation techniques including a market approach, where prices and other relevant information generated by market transactions involving similar or comparable properties are used to determine the appraised value.  Appraisals may include an ‘as is’ and ‘upon completion’ valuation scenarios.  Adjustments are routinely made in the appraisal process by third-party appraisers to adjust for differences between the comparable sales and income data.  Adjustments also result from the consideration of relevant economic and demographic factors with the potential to affect property values.  Also, prospective values are based on the market conditions which exist at the date of inspection combined with informed forecasts based on current trends in supply and demand for the property types under appraisal.  Positive adjustments disclosed in this table represent increases to the sales comparison and negative adjustment represent decreases.

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

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). This standard, among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we have concluded that the carrying amounts approximate fair value, the fair value estimates shown below are based on an exit price notion as of December 31, 2019 and 2018, as required by ASU 2016-01. The financial instruments for which we have concluded that the carrying amounts approximate fair value include: cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits.

The estimated fair values of financial instruments were as follows:

	December 31, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$121,678	$121,678	$—	$—
Securities available for sale	634,477	35,205	599,272	—
Loans held for sale	6,020	—	6,382	—
Loans and leases receivable, net of allowance for loan and lease losses	4,548,739	—	—	4,520,322
Accrued interest receivable	11,742	11,742	—	—
Financial liabilities:
Noninterest-bearing deposits	1,391,624	—	1,391,624	—
Interest-bearing deposits	3,307,338	—	—	3,317,867
Borrowings and subordinated debentures	208,377	—	89,831	118,807
Accrued interest payable	11,215	11,215	—	—

	December 31, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$155,376	$155,376	$—	$—
Securities available for sale	574,908	39,830	535,078	—
Loans held for sale	9,390	—	9,905	—
Loans and leases receivable, net of allowance for loan and lease losses	4,568,566	—	—	4,518,716
Accrued interest receivable	13,331	13,331	—	—
Financial liabilities:
Noninterest-bearing deposits	1,284,530	—	1,284,530	—
Interest-bearing deposits	3,462,705	—	—	3,458,523
Borrowings and subordinated debentures	172,808	—	98,020	54,939
Accrued interest payable	11,379	11,379	—	—

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value are explained below:

Cash and due from banks – The carrying amounts of cash and due from banks approximate fair value due to the short-term nature of these instruments (Level 1).

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

Loans and leases receivable, net of allowance for loan and lease losses – The fair value of loans and leases receivable is estimated based on the discounted cash flow approach. To estimate the fair value of the loans and leases, certain loan and lease characteristics such as account types, remaining terms, annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances are considered. Additionally, the Company’s prior charge-off rates and loss ratios as well as various other assumptions relating to credit, interest, and prepayment risks are used as part of valuing the loan and lease portfolio. Subsequently, the loans and leases were individually valued by sorting and pooling them based on loan and lease types, credit risk grades, and payment types. Consistent with the requirements of ASU 2016-01 which was adopted by the Company on January 1, 2018, the fair value of the Company's loans and leases receivable is considered to be an exit price notion as of December 31, 2019 (Level 3).

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

Borrowings and subordinated debentures – Borrowings consist of FHLB advances, subordinated debentures and other borrowings. Discounted cash flows based on current market rates for borrowings with similar remaining maturities are used to estimate the fair value of borrowings (Level 2 and 3).

Accrued interest payable – The carrying amount of accrued interest payable approximates its fair value (Level 1).

Note 15 — Share-based Compensation

At December 31, 2019, we had two incentive plans; the 2007 Equity Compensation Plan (the “2007 Plan”) and the 2013 Equity Compensation Plan (the “2013 Plan” and with 2007 Plan, the “Plans”) which replaced the 2007 Plan.

The Company provides awards of options, stock appreciation rights, restricted stock awards, restricted stock unit awards, shares granted as a bonus or in lieu of another award, dividend equivalent, other stock-based award or performance award, together with any other right or interest to a participant. Plan participants include executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. Although no future stock options may be granted under the earlier plans, certain employees, directors and officers of Hanmi Financial and its subsidiaries still hold options to purchase Hanmi Financial common stock under the 2007 Plan. Under the 2013 Plan, we may grant equity incentive awards for up to 1,500,000 shares of common stock. As of December 31, 2019, 348,922 shares were still available for issuance under the 2013 Plan.

The table below provides the share-based compensation expense and related tax benefits for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Share-based compensation expense	$3,125	$3,515	$2,893
Related tax benefits	$941	$984	$1,179

As of December 31, 2019, unrecognized share-based compensation expense was $4.5 million with an average expected recognition period of 2.0 years.

2013 and 2007 Equity Compensation Plans

Stock Options

All stock options granted under the Plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock options granted generally vest based on three to five years of continuous service and expire 10 years from the date of grant. New shares of common stock are issued or treasury shares are utilized upon the exercise of stock options. There were no options granted during the three years ended December 31, 2019.

The following information under the Plans is presented for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Fair value of options vested	$—	$184	$820
Total intrinsic value of options exercised (1)	$842	$—	$432
Cash received from options exercised	$2,979	$—	$288

(1)	Intrinsic value represents the difference between the closing stock price on the exercise date and the exercise price, multiplied by the number of options.

The following is a summary of stock option transactions under the Plans for the periods indicated:

	Year Ended December 31,
	2019		2018		2017
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Options outstanding at beginning of period	338,338	$17.52	364,088	$17.86	387,901	$17.49
Options granted	—	$—	—	$—	—	$—
Options exercised	(181,900)	$16.38	(25,750)	$22.06	(23,813)	$12.21
Options forfeited	—	$—	—	$—	—	$—
Options expired	—	$—	—	$—	—	$—
Options outstanding at end of period	156,438	$18.84	338,338	$17.52	364,088	$17.86
Options exercisable at end of period	156,438	$18.84	338,338	$17.52	354,753	$17.71

As of December 31, 2019 there was no unrecognized compensation cost related to nonvested stock options granted under the plan.

The following is a summary of transactions for non-vested stock options under the Plans for the periods indicated:

	Year Ended December 31,
	2019		2018		2017
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Non-vested options outstanding at beginning of period	—	$—	9,335	$23.47	46,340	$22.42
Options granted	—	$—	—	$—	—	$—
Options vested	—	$—	(9,335)	$23.47	(37,005)	$22.16
Options forfeited	—	$—	—	$—	—	$—
Non-vested options outstanding at end of period	—	$—	—	$—	9,335	$23.47

As of December 31, 2019, stock options outstanding under the Plans were as follows:

	Options Outstanding				Options Exercisable
	Number of Shares	Intrinsic Value (1)	Weighted- Average Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
$10.80 to $14.99	10,438	$78	$12.54	2.9 years	10,438	$78	$12.54	2.9 years
$15.00 to $19.99	85,000	270	16.82	3.8 years	85,000	270	16.82	3.8 years
$20.00 to $24.83	61,000	—	22.73	4.8 years	61,000	—	22.73	4.8 years
	156,438	$348	$18.84		156,438	$924	$18.84

(1)

Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $20.00 as of December 31, 2019, and the exercise price, multiplied by the number of options. This value is presented in thousands.

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

The table below provides information for restricted stock awards under the 2013 Plan for the periods indicated:

	2019		2018		2017
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	304,595	$21.98	317,783	$21.09	343,958	$16.60
Restricted stock granted	181,204	$22.05	156,771	$25.02	127,239	$31.06
Restricted stock vested	(99,527)	$27.56	(106,674)	$27.11	(139,298)	$18.73
Restricted stock forfeited	(90,071)	$13.78	(63,285)	$15.38	(14,116)	$24.73
Restricted stock at end of period	296,201	$22.91	304,595	$21.98	317,783	$21.09

As of December 31, 2019, there was $4.5 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the years ended December 31, 2019, 2018, and 2017 was $2.1 million, $3.0 million, and $4.2 million, respectively.

Note 16 — Earnings per Share

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

		Weighted-
	Net	Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount (1)
Year Ended December 31, 2019
Basic EPS
Net income	$32,788	30,725,376	$1.07
Less: income allocated to unvested restricted stock	230	30,725,376	0.01
Basic EPS	$32,558	30,725,376	$1.06
Effect of dilutive securities - options and unvested restricted stock	—	35,046	—
Diluted EPS
Net income	$32,788	30,760,422	$1.07
Less: income allocated to unvested restricted stock	230	30,760,422	0.01
Diluted EPS	$32,558	30,760,422	$1.06

Year Ended December 31, 2018
Basic EPS
Net income	$57,868	31,924,863	$1.81
Less: income allocated to unvested restricted stock	359	31,924,863	0.01
Basic EPS	$57,509	31,924,863	$1.80
Effect of dilutive securities - options and unvested restricted stock	—	126,470	—
Diluted EPS
Net income	$57,868	32,051,333	$1.80
Less: income allocated to unvested restricted stock	359	32,051,333	0.01
Diluted EPS	$57,509	32,051,333	$1.79

Year Ended December 31, 2017
Basic EPS
Net income	$54,660	32,071,585	$1.71
Less: income allocated to unvested restricted stock	339	32,071,585	0.01
Basic EPS	$54,321	32,071,585	$1.70
Effect of dilutive securities - options and unvested restricted stock	—	178,333	—
Diluted EPS
Net income	$54,660	32,249,918	$1.70
Less: income allocated to unvested restricted stock	339	32,249,918	0.01
Diluted EPS	$54,321	32,249,918	$1.69

(1)	Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

There were no anti-dilutive options and shares of unvested restricted stock outstanding for the years ended December 31, 2019, 2018 and 2017.

Note 17 — Employee Benefits

401(k) Plan

We have a 401(k) plan for the benefit of substantially all of our employees. We match 75 percent of participant contributions to the 401(k) plan up to 8 percent of each 401(k) plan participant’s annual compensation. Contributions to the 401(k) plan were $2.4 million, $2.4 million and $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Personal Paid Time Off

Full time employees of the Bank are provided a benefit for personal paid time off for vacation and sick time based on their length of employment. As of December 31, 2019, the accrued expense liability for personal paid time off was $2.5 million.

Bank-Owned Life Insurance

As of December 31, 2019, cash surrender value of bank-owned life insurance was $52.8 million. The Bank is the main beneficiary under the policy, although certain employees named on the policy are eligible for their heirs to be paid upon their death. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier.

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

Note 19 — Off-Balance Sheet Commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk similar to the risk involved with on-balance sheet items recognized in the Consolidated Balance Sheets and may expire without ever being utilized.

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

Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,
	2019	2018
	(in thousands)
Commitments to extend credit	$371,287	$325,100
Standby letters of credit	31,372	32,500
Commercial letters of credit	11,133	13,848
Total undisbursed loan commitments	$413,792	$371,448

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

	As of and for the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Allowance for off-balance sheet items:
Balance at beginning of period	$1,439	$1,296	$1,184
Provision charged to operating expense	958	143	112
Balance at end of period	$2,397	$1,439	$1,296

Note 20 — Qualified Affordable Housing Project Investments

The Company invests in qualified affordable housing projects. At December 31, 2019, the balance of the investment for qualified affordable housing project was $9.6 million. This balance is reflected in accrued interest receivable and other assets on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects aggregated $112,000 at December 31, 2019. The Company expects to fulfill these commitments during the year ending 2023.

During the years ended December 31, 2019, the Company recognized amortization expense of $2.0 million, which was included within income tax expense on the consolidated statements of income.

Note 21 — Liquidity

Hanmi Financial

Hanmi Financial had $17.1 million in cash on deposit with its bank subsidiary. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of December 31, 2019 and 2018, the Bank had $90.0 million and $55.0 million of FHLB advances and $264.2 million and $351.3 million, respectively, of brokered deposits.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its assets. As of December 31, 2019, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $1.11 billion and $878.4 million, respectively, compared to $924.4 million and $729.4 million, respectively, as of December 31, 2018.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $29.6 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $30.2 million, and had no borrowings as of December 31, 2019. The Bank also maintains a line of credit for repurchase agreements up to $100.0 million. The Bank also had three unsecured federal funds lines of credit totaling $115.0 million with no outstanding balances as of December 31, 2019.

Note 22 — Condensed Financial Information of Parent Company

Balance Sheets

	Year Ended December 31,
	2019	2018
	(in thousands)
Assets
Cash	$17,105	$7,450
Investments in consolidated subsidiaries	658,464	652,174
Other assets	7,511	12,196
Total assets	$683,080	$671,820
Liabilities and Stockholders' Equity
Liabilities
Subordinated debentures	$118,377	$117,808
Other liabilities	1,436	1,444
Total liabilities	119,813	119,252
Stockholders' equity	563,267	552,568
Total liabilities and stockholders' equity	$683,080	$671,820

Statements of Income

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Dividends from bank subsidiaries	$44,500	$76,669	$22,619
Interest expense	(7,032)	(6,925)	(5,353)
Other expense	(5,333)	(5,988)	(5,291)
Income before taxes and undistributed income of subsidiary	32,135	63,756	11,975
Income tax benefit	3,823	4,116	7,513
Income before undistributed income of subsidiary	35,958	67,872	19,488
Equity in undistributed income of subsidiary	(3,170)	(10,004)	35,172
Net income	$32,788	$57,868	$54,660

Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash Flows from Operating Activities:
Net income	$32,788	$57,868	$54,660
Adjustments to reconcile net income to net cash used in operating activities
Undistributed income of subsidiary	3,170	10,004	(35,172)
Amortization of subordinated debentures	569	538	463
Share-based compensation expense	3,125	3,515	2,893
Change in other assets and liabilities	4,679	(10,463)	5,156
Net cash provided by operating activities	44,331	61,462	28,000
Cash Flows from Investing Activities:
Equity contribution to Hanmi Bank	—	—	(90,000)
Net cash provided by (used in) investing activities	—	—	(90,000)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	2,979	570	288
Proceeds from insurance of long-term debt	—	—	97,828
Cash paid for repurchase of vested shares due to employee tax liability	(517)	(680)	(1,103)
Repurchase of common stock	(7,362)	(36,068)	—
Cash dividends paid	(29,776)	(30,921)	(25,811)
Net cash provided by (used in) investing activities	(34,676)	(67,099)	71,202
Net increase (decrease) in cash	9,655	(5,637)	9,202
Cash at beginning of year	7,450	13,087	3,885
Cash at end of year	$17,105	$7,450	$13,087

Note 23 — Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is shown in the following tables:

	Quarter Ended
	March 31	June 30	September 30	December 31
2019:
Interest and dividend income	$62,414	$61,482	$62,177	$60,699
Interest expense	17,526	18,492	18,119	16,763
Net interest income before provision for loan and lease losses	44,888	42,990	44,058	43,936
Loan and lease loss provision	1,117	16,699	1,602	10,752
Noninterest income	6,254	7,729	6,860	6,709
Noninterest expense	29,065	30,144	32,607	34,089
Income before provision for income taxes	20,960	3,876	16,709	5,804
Provision for income taxes	6,288	1,220	4,333	2,720
Net income	$14,672	$2,656	$12,377	$3,084
Basic earnings per share	$0.48	$0.09	$0.40	$0.10
Diluted earnings per share	$0.48	$0.09	$0.40	$0.10

	Quarter Ended
	March 31	June 30	September 30	December 31
2018:
Interest and dividend income	$55,082	$57,322	$60,036	$61,957
Interest expense	10,158	12,208	14,707	16,311
Net interest income before provision for loan and lease losses	44,924	45,114	45,329	45,646
Loan and lease loss provision	649	100	200	3,041
Noninterest income	6,061	5,945	6,215	6,299
Noninterest expense	29,757	29,510	29,008	29,298
Income before provision for income taxes	20,579	21,449	22,336	19,606
Provision for income taxes	5,724	5,901	6,255	8,222
Net income	$14,855	$15,548	$16,081	$11,384
Basic earnings per share	$0.46	$0.48	$0.50	$0.37
Diluted earnings per share	$0.46	$0.48	$0.50	$0.37

Note 24 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of December 31, 2019.

Note 25 — Revenue Recognition

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

The Company's noninterest income primarily includes service charges on deposit accounts, trade finance and other service charges and fees, servicing income, bank-owned life insurance income and gains or losses on sale of SBA loans and securities. Based on our assessment of revenue streams related to the Company's noninterest income, we concluded that the Company's performance obligations for such revenue streams are typically satisfied as services are rendered. If applicable, the Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers and records contract assets when services are provided to customers before payment is received or before payment is due. The Company’s noninterest revenue streams are largely based on transactional activities and since the Company generally receives payments for its services during the period or at the time services are provided, there are no contract asset or receivable balances as of December 31, 2019 and 2018. Consideration is often received immediately or shortly after the Company satisfies its performance obligations and revenue is recognized.

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

4.7	Description of Registrant’s Capital Stock.

10.1

Form of Indemnity Agreement (incorporated by reference herein from Exhibit 10.35 to Hanmi Financial's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011).

10.2

Hanmi Financial Corporation 2007 Equity Compensation Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on June 26, 2007). †

10.3

Form of Notice of Stock Option Grant and Agreement Pursuant to 2007 Equity Compensation Plan(Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009). †

10.4

Form of Notice of Grant and Restricted Stock Agreement Pursuant to 2007 Equity Compensation Plan(Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009). †

10.5

Hanmi Financial Corporation Amended and Restated 2013 Equity Compensation Plan (incorporated by reference herein from Exhibit 4.2 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.6

Form of Incentive Stock Option Agreement (incorporated by reference herein from Exhibit 4.3 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.7

Form of Non-Qualified Stock Option Agreement (incorporated by reference herein from Exhibit 4.4 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.8

Form of Restricted Stock Agreement (incorporated by reference herein from Exhibit 4.5 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.9	Amended and Restated Employment Agreement by and among Hanmi Financial Corporation, Hanmi Bank and Bonita I. Lee dated February 26, 2020.†

10.10	Amended and Restated Employment Agreement by and among Hanmi Financial Corporation, Hanmi Bank and Romolo C. Santarosa dated February 26, 2020.†

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm - Consent of Crowe LLP.

23.2	Consent of Independent Registered Public Accounting Firm - Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, has been formatted in Inline XBRL

†	Constitutes a management contract or compensatory plan or arrangement.
*	Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2020	Hanmi Financial Corporation

	By:	/s/ Bonita I. Lee
Bonnie Lee
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 2, 2020.

/s/ Bonita I. Lee	/s/ Romolo C. Santarosa
Bonnie Lee	Romolo C. Santanrosa
Chief Executive Officer; Director	Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ John J. Ahn	/s/ Kiho Choi
John J. Ahn	Kiho Choi
Chairman of the Board	Director

/s/ Christie K. Chu	/s/ Harry H. Chung
Christie K. Chu	Harry H. Chung
Director	Director

/s/ David L. Rosenblum	/s/ Thomas J. Williams
David L. Rosenblum	Thomas J. Williams
Director	Director

/s/ Michael M. Yang	/s/ Scott R. Diehl
Michael M. Yang	Scott R. Diehl
Director	Director