Form 10-Q
period 2020-03-31
HANMI FINANCIAL CORP
filed 2020-05-11
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___________ To _____________

Commission File Number: 000-30421

HANMI FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4788120
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3660 Wilshire Boulevard, Penthouse Suite A	90010
Los Angeles, California
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 1, 2020, there were 30,617,066 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries Quarterly Report on Form 10-Q

Three Months Ended March 31, 2020

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2020	2019

Assets
Cash and due from banks	$290,546	$121,678
Securities available for sale, at fair value (amortized cost of $605,530, as of March 31, 2020 and $629,725 as of December 31, 2019)	622,206	634,477
Loans held for sale, at the lower of cost or fair value	—	6,020
Loans receivable, net of allowance for credit losses of $66,500 as of March 31, 2020 and $61,408 as of December 31, 2019	4,477,136	4,548,739
Accrued interest receivable	11,536	11,742
Premises and equipment, net	26,374	26,070
Customers' liability on acceptances	102	66
Servicing assets	6,727	6,956
Goodwill and other intangible assets, net	11,808	11,873
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	39,445	36,787
Bank-owned life insurance	53,058	52,782
Prepaid expenses and other assets	62,367	64,609
Total assets	$5,617,690	$5,538,184

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,366,270	$1,391,624
Interest-bearing	3,215,797	3,307,338
Total deposits	4,582,068	4,698,962
Accrued interest payable	9,693	11,215
Bank's liability on acceptances	102	66
FHLB borrowings	300,000	90,000
Subordinated debentures ($126,800 face amount less unamortized discount and debt issuance costs of $8,277)	118,523	118,377
Accrued expenses and other liabilities	54,347	56,297
Total liabilities	5,064,732	4,974,917
Stockholders' equity:
Preferred Stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,448,214 shares (30,622,741 shares outstanding) as of March 31, 2020 and issued 33,475,402 shares (30,799,624 shares outstanding) as of December 31, 2019	33	33
Additional paid-in capital	576,585	575,816
Accumulated other comprehensive income, net of tax expense of $4,809 as of March 31, 2020 and $1,370 as of December 31, 2019	11,867	3,382
Retained earnings	83,355	100,551
Less treasury stock; 2,825,473 shares as of March 31, 2020 and 2,675,778 shares as of December 31, 2019	(118,882)	(116,515)
Total stockholders' equity	552,958	563,267
Total liabilities and stockholders' equity	$5,617,690	$5,538,184

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Interest and dividend income:
Interest and fees on loans receivable	$54,648	$58,334
Interest on securities	3,655	3,456
Dividends on FHLB stock	289	289
Interest on deposits in other banks	333	335
Total interest and dividend income	58,925	62,414
Interest expense:
Interest on deposits	12,742	15,683
Interest on borrowings	496	71
Interest on subordinated debentures	1,712	1,772
Total interest expense	14,950	17,526
Net interest income before credit loss expense	43,975	44,888
Credit loss expense	15,739	1,117
Net interest income after credit loss expense	28,236	43,771
Noninterest income:
Service charges on deposit accounts	2,400	2,358
Trade finance and other service charges and fees	986	1,124
Gain on sale of Small Business Administration ("SBA") loans	1,154	926
Net gain on sales of securities	—	725
Other operating income	1,683	1,121
Total noninterest income	6,223	6,254
Noninterest expense:
Salaries and employee benefits	17,749	15,738
Occupancy and equipment	4,475	4,521
Data processing	2,669	2,083
Professional fees	1,915	1,649
Supplies and communications	781	844
Advertising and promotion	734	760
Other operating expenses	2,745	3,470
Total noninterest expense	31,068	29,065
Income before tax	3,391	20,960
Income tax expense	1,041	6,288
Net income	$2,350	$14,672
Basic earnings per share	$0.08	$0.48
Diluted earnings per share	$0.08	$0.48
Weighted-average shares outstanding:
Basic	30,469,022	30,667,378
Diluted	30,472,899	30,720,772

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$2,350	$14,672
Other comprehensive income, net of tax:
Unrealized gain on securities:
Unrealized holding gain arising during period	11,924	6,619
Less: reclassification adjustment for net gain included in net income	—	(725)
Income tax expense related to items of other comprehensive income	(3,439)	(1,697)
Other comprehensive income, net of tax	8,485	4,197
Comprehensive income	$10,835	$18,869

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at January 1, 2019	33,202,369	(2,273,932)	30,928,437	$33	$569,712	$(6,079)	$97,539	$(108,637)	$552,568
Stock options exercised	650	—	650	—	8	—	—	—	8
Restricted stock awards, net of forfeitures	(49,131)	—	(49,131)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	712	—	—	—	712
Restricted stock surrendered due to employee tax liability	—	(19,423)	(19,423)	—	—	—	—	(425)	(425)
Cash dividends declared (common stock, $0.24/share)	—	—	—	—	—	—	(7,440)	—	(7,440)
Net income	—	—	—	—	—	—	14,672	—	14,672
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	4,197	—	—	4,197
Balance at March 31, 2019	33,153,888	(2,293,355)	30,860,533	$33	$570,432	$(1,882)	$104,771	$(109,062)	$564,292

Balance at January 1, 2020	33,475,402	(2,675,778)	30,799,624	$33	$575,816	$3,382	$100,551	$(116,515)	$563,267
Adjustment related to adopting of new accounting standards
ASU 2016-13 (See Notes 1 and 3)	—	—	—	—	—	—	(12,167)	—	(12,167)
Adjusted balance at January 1, 2020	33,475,402	(2,675,778)	30,799,624	33	575,816	3,382	88,385	(116,515)	551,101
Restricted stock awards, net of forfeitures	(27,188)	—	(27,188)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	769	—	—	—	769
Restricted stock surrendered due to employee tax liability	—	(14,295)	(14,295)	—	—	—	—	(171)	(171)
Repurchase of common stock	—	(135,400)	(135,400)	—	—	—	—	(2,196)	(2,196)
Cash dividends declared (common stock, $0.24/share)	—	—	—	—	—	—	(7,380)	—	(7,380)
Net income	—	—	—	—	—	—	2,350	—	2,350
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	8,485	—	—	8,485
Balance at March 31, 2020	33,448,214	(2,825,473)	30,622,741	$33	$576,585	$11,867	$83,355	$(118,882)	$552,958

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$2,350	$14,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,317	2,622
Share-based compensation expense	769	712
Credit loss expense	15,739	1,117
Gain on sales of securities	—	(725)
Gain on sales of SBA loans	(1,154)	(926)
Origination of SBA loans held for sale	(12,197)	(13,223)
Proceeds from sales of SBA loans	19,366	16,608
Change in bank-owned life insurance	(276)	(280)
Change in prepaid expenses and other assets	(4,905)	1,671
Change in income tax assets	4,098	—
Change in accrued expenses and other liabilities	(1,846)	185
Net cash provided by operating activities	24,262	22,433
Cash flows from investing activities:
Purchases of securities available for sale	(26,423)	(130,550)
Proceeds from matured, called and repayment of securities	49,987	20,544
Proceeds from sales of securities available for sale	—	69,187
Purchases of premises and equipment	(1,244)	(1,444)
Proceeds from disposition of premises and equipment	44	—
Change in loans receivable, excluding purchases	38,884	24,201
Net cash provided by (used in) investing activities	61,248	(18,062)
Cash flows from financing activities:
Change in deposits	(116,894)	72,940
Change in overnight borrowings	135,000	(55,000)
Proceeds from borrowings	75,000	—
Proceeds from exercise of stock options	—	8
Cash paid for surrender of vested shares due to employee tax liability	(171)	(425)
Repurchase of common stock	(2,196)	—
Cash dividends paid	(7,380)	(7,440)
Net cash provided by financing activities	83,359	10,083
Net increase in cash and due from banks	168,869	14,454
Cash and due from banks at beginning of year	121,678	155,376
Cash and due from banks at end of period	$290,546	$169,830

Supplemental disclosures of cash flow information:
Interest expense paid	$16,472	$14,304
Income taxes paid	$93	$88
Non-cash activities:
Income tax (expense) benefit related to items of other comprehensive income	$(3,439)	$(1,697)
Change in unrealized (gain) loss in accumulated other comprehensive income	$(11,924)	$(5,894)
Change in right-of-use asset obtained in exchange for lease liability	$1,287	$40,909

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2020 and 2019

Note 1 — Organization and Basis of Presentation

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is a bank holding company whose primary subsidiary is Hanmi Bank (the “Bank”). Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operation of the Bank.

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended March 31, 2020, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”).

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

Descriptions of our significant accounting policies are included in Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the 2019 Annual Report on Form 10-K.

FASB ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology.  The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities.  It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases.  In addition, ASU 2016-13 made changes to the accounting for available-for sale debt securities.

The Company adopted ASU 2016-13 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. However, the Company had no securities with other-than-temporary impairment as of December 31, 2019, and as a result there was no effect on the balance sheet related to securities from the adoption of ASU 2016-13. As a result, the amortized cost basis remains the same before and after the effective date of ASU 2016-13. The Company also reviewed the credit quality of its available-for-sale debt securities as of March 31, 2020 and recognizing that all securities were either U.S. Treasury, U.S. government agency, or U.S. government sponsored agencies obligations did not identify any impairment within the portfolio which would require an allowance for credit losses to be established during the three-month period ended March 31, 2020.

The Company adopted CECL as of January 1, 2020 using the modified retrospective approach and by leveraging three loss rate methodologies across the Bank’s four major loan segments (real estate loans, commercial and industrial loans, leases receivable, and consumer loans). Risk documentation, policies and procedures associated with CECL to support the ongoing estimation activities and the continuous assessment of risks related to the model, its methodologies, and data governance was also devised.

The adoption resulted in a $17.4 million increase to the beginning balance of the allowance for credit losses, a $0.3 million decrease to the beginning balance of the allowance for off-balance sheet items, and an after-tax charge of $12.2 million to the beginning balance of retained earnings.

According to ASU 2016-13, the Bank is required to measure its expected credit losses of financial assets on a collective (pool) basis when similar risk characteristic(s) exist. The Bank segments the loans primarily by loan types, considering that the same type of loans share considerable similar risk characteristics, including the collateral type, loan purpose, contract term, amortization and payment structure.

The Company measures expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (“DCF”) method, Probability of Default / Loss Given Default method (“PD/LGD”), or a Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses.

The Company’s methodologies for estimating the allowance for credit losses consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. The Company’s methodologies revert back to historical loss information on a straight-line basis over twelve quarters when it can no longer develop reasonable and supportable forecasts.

The Company has disaggregated the portfolios of financial assets into the following material segments of like-kind loans or leases with similar risk characteristics using the following methodologies:

The Company used the discounted cash flow (DCF) method to estimate allowances for credit losses for the commercial property, construction, and residential real estate loan portfolios, the commercial and industrial loan portfolio, and the consumer loan portfolio. For all loan pools utilizing the DCF method, the Company utilizes and forecasts the national unemployment rate as the primary loss driver. The Company also utilizes and forecasts either the annualized average return rate from the National Council of Real Estate Investment Fiduciaries (NCREIF) Property Index for commercial real estate loans or the one-year percentage change in the S&P/Case-Shiller U.S National Home Price Index (NHPI) for residential real estate loans as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses.

For all DCF models at March 31, 2020, the Company determined that four-quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over twelve quarters on a straight-line basis. As of and for the quarter ended March 31, 2020, the Company leverages economic projections from the quarterly Federal Open Market Committee (FOMC) and the Federal Reserve Economic Database (FRED) to inform its loss driver forecasts over the four-quarter forecast period. For each of these loan segments, the Company applies an expected loss ratio based on the discounted cash flows adjusted as appropriate for qualitative factors. Qualitative loss factors are based on the Company's judgment of company, market, industry or business specific data, changes the in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, nonperforming and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

The Company used the Probability of Default/Loss Given Default (PD/LGD) method for the SBA portfolio to accommodate the unique nature of these loans. Although the PD/LGD methodology is an element of the DCF model, the stand-alone PD/LGD methodology minimizes complications related to the characteristics of SBA loans. A uniqueness of the SBA portfolio is that the U.S. Small Business Administration policy requires servicers to undertake all reasonable collection efforts before charging-off the loan.  As a result, the recovery rate for SBA loans tend to be more volatile and not intuitively correlated to economic factors.

The Company used a Weighted Average Remaining Maturity (WARM) method to estimate expected credit losses for equipment financing agreements or the equipment lease receivables portfolio. The Company applied an expected loss ratio based on internal historical losses adjusted as appropriate for qualitative factors. The Company's evaluation of market, industry or business specific data, changes in the underlying portfolio composition, trends relating to credit quality, delinquency, nonperforming and adversely rated leases, and reasonable and supportable forecasts of economic conditions inform the estimate of qualitative factors.

As allowed by ASU 2016-13, the Company elected to maintain pools of loans accounted for under ASC 310-30.  In accordance with the standard, management did not reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings as of the date of adoption.

The Company estimates the allowance for credit losses on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of allowance for credit losses.

Expected credit losses are reflected in the allowance for credit losses through a charge to credit loss expense. When the Company deems all or a portion of a financial asset to be uncollectible, the appropriate amount is written off and the allowance for credit losses is reduced by the same amount. The Company applies judgment to determine when a financial asset is deemed uncollectible; however, generally speaking, an asset will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the allowance for credit losses when received.

The following table illustrates the allowance for credit losses and the related impact under ASU 2016-13 to the Company as of January 1, 2020.

	As Reported Under ASU 2016-13	Pre-ASU 2016-13 Adoption	Impact of ASU 2016-13 Adoption
Real estate loans:
Commercial property
Retail	$6,785	$4,911	$1,873
Hospitality	12,387	6,686	5,702
Other	13,415	8,060	5,355
Total commercial property loans	32,587	19,657	12,930
Construction loans	15,590	15,003	587
Residential property loans	2,150	1,695	455
Total real estate loans	50,327	36,355	13,972
Commercial and industrial loans:
Commercial term loans	12,175	14,077	(1,903)
Commercial lines of credit	1,358	1,887	(529)
International loans	176	242	(65)
Total commercial loans	13,709	16,206	(2,497)
Leases receivable	14,669	8,767	5,902
Consumer loans	135	80	55
Allowance for credit losses on loans receivable	$78,841	$61,408	$17,433

Allowance for credit losses on off-balance sheet items	$2,062	$2,398	$(336)

FASB ASU 2017-04, Intangibles-Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment, Effective January 1, 2020, the Company adopted this standard, which simplifies the subsequent measurement of goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill (i.e., the current Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Under this ASU, the impairment test is simply the comparison of the fair value of a reporting unit with its carrying amount (the current Step 1), with the impairment charge being the deficit in fair value but not exceeding the total amount of goodwill allocated to that reporting unit. The simplified one-step impairment test applies to all reporting units (including those with zero or negative carrying amounts). An entity was to apply the amendments in this ASU on a prospective basis and was required to disclose the nature of and reason for the change in accounting principle upon transition. The Company’s goodwill arose from the purchase of an equipment leasing portfolio in 2017. The equipment leasing portfolio has grown since acquisition, and the Company has concluded no impairment has occurred.

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
March 31, 2020
U.S. Treasury securities	$24,988	$420	$—	$25,408
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	413,350	12,023	(17)	$425,356
Collateralized mortgage obligations	150,950	3,890	(15)	154,825
Debt securities	16,242	375	—	16,617
Total U.S. government agency and sponsored agency obligations	580,542	16,288	(32)	596,798
Total securities available for sale	$605,530	$16,708	$(32)	$622,206

December 31, 2019
U.S. Treasury securities	$34,947	$259	$—	35,206
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	406,813	4,334	(347)	$410,800
Collateralized mortgage obligations	164,232	792	(432)	164,592
Debt securities	23,733	168	(22)	23,879
Total U.S. government agency and sponsored agency obligations	594,778	5,294	(801)	599,271
Total securities available for sale	$629,725	$5,553	$(801)	$634,477

The amortized cost and estimated fair value of securities as of March 31, 2020, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Within one year	$25,583	$25,700
Over one year through five years	160,801	164,775
Over five years through ten years	172,537	178,879
Over ten years	246,610	252,851
Total	$605,530	$622,206

CECL (ASU 2016-13) requires the Company to assess its available-for-sales securities portfolio for impairment on an at least quarterly basis.  The Company performed an impairment assessment of the Bank’s investment in debt securities in accordance with this standard.  This assessment took into account the credit quality of these debt securities and determined that since all were U.S. Treasury obligations, U.S. government agency securities, and U.S. government sponsored agency securities, they all have the backing of the U.S. government, and thus no credit impairment is expected.

Gross unrealized losses on securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of March 31, 2020 and December 31, 2019:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(in thousands, except number of securities)
March 31, 2020
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	$(16)	$11,626	3	$(1)	$1	1	(17)	11,627	4
Collateralized mortgage obligations	(14)	1,250	1	(1)	350	1	(15)	1,600	2
Total U.S. government agency and sponsored agency obligations	(30)	12,876	4	(2)	351	2	(32)	13,227	6
Total	$(30)	$12,876	4	$(2)	$351	2	$(32)	$13,227	6

December 31, 2019
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	$(186)	$51,261	17	$(161)	$18,757	14	$(347)	$70,018	31
Collateralized mortgage obligations	(112)	41,419	14	(320)	39,936	36	(432)	81,355	50
Debt securities	(20)	8,235	2	(3)	2,997	1	(22)	11,233	3
Total U.S. government agency and sponsored agency obligations	(318)	100,916	33	(483)	61,690	51	(801)	162,606	84
Total	$(318)	$100,916	33	$(483)	$61,690	51	$(801)	$162,606	84

The unrealized losses in the U.S. government agency and sponsored agency obligations, as it relates to mortgage-backed securities and in the collateralized mortgage obligation securities were caused by fluctuations in interest rates. These securities are not deemed to have credit risk due to their long history with no credit losses, and the explicit guarantee of the U.S. government of timely payment of principal and interest to investors. The Company does not intend to sell the securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Gross realized gains on sales of securities	$—	$725
Gross realized losses on sales of securities	—	—
Net realized gains on sales of securities	$—	$725
Proceeds from sales of securities	$—	69,187

During the three months ended March 31, 2020, there were no securities sales transactions. During the three months ended March 31, 2019, there was $725,000 in net gains in earnings resulting from the sale of securities. A net unrealized loss of $206,000 related to these securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period in 2019.

Securities available for sale with market values of $52.7 million and $30.0 million as of March 31, 2020 and 2019, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Note 3 — Loans

Loans Receivable

Loans consisted of the following as of the dates indicated:

	March 31, 2020	December 31, 2019
	(in thousands)
Real estate loans:
Commercial property
Retail	$818,045	869,302
Hospitality	884,511	922,288
Other (1)	1,420,824	1,358,432
Total commercial property loans	3,123,380	3,150,022
Construction	63,809	76,455
Residential property	379,116	402,028
Total real estate loans	3,566,305	3,628,505
Commercial and industrial loans	472,714	484,093
Leases receivable	492,527	483,879
Consumer loans (2)	12,090	13,670
Loans receivable	4,543,636	4,610,147
Allowance for credit losses	(66,500)	(61,408)
Loans receivable, net	$4,477,136	$4,548,739

(1)

Includes, among other types, mixed-use, apartment, office, industrial, gas stations, faith-based facilities and warehouse; all other property types represent less than one percent of total loans receivable.

(2)	Consumer loans include home equity lines of credit of $7.5 million and $8.2 million as of March 31, 2020 and December 31, 2019, respectively.

Accrued interest on loans was $10.0 million at March 31, 2020 and December 31, 2019. At March 31, 2020 and December 31, 2019, loans of $2.4 billion and $1.4 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following is the activity for SBA loans held for sale for the three months ended March 31, 2020 and 2019:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
March 31, 2020
Balance at beginning of period	$2,943	$3,077	$6,020
Originations	6,494	5,703	12,197
Sales	(9,432)	(8,780)	(18,212)
Principal paydowns and amortization	(5)	—	(5)
Balance at end of period	$—	$—	$—

March 31, 2019
Balance at beginning of period	$5,194	$4,196	$9,390
Originations	9,064	4,159	13,223
Sales	(7,756)	(7,703)	(15,459)
Principal paydowns and amortization	(2)	(12)	(14)
Balance at end of period	$6,500	$640	$7,140

Allowance for Credit Losses

The Company’s estimate of the allowance for credit losses reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

The allowance for credit losses as of March 31, 2020 was estimated using the current expected credit loss model. The primary reason for the increase in the allowance for credit losses is significant projected deterioration of the loss drivers that the Company forecasts to calculate expected losses and, to a much lesser extent, increases in qualitative loss factors.

The Company used the discounted cash flow (DCF) method to estimate allowances for credit losses for the commercial property, construction, and residential real estate loan portfolios, the commercial and industrial loan portfolio, and the consumer loan portfolio. For all loan pools utilizing the DCF method, the Company utilizes and forecasts the national unemployment rate as the primary loss driver. The Company also utilizes and forecasts either the annualized average return rate from the National Council of Real Estate Investment Fiduciaries (NCREIF) Property Index for commercial real estate loans or the one-year percentage change in the S&P/Case-Shiller U.S National Home Price Index (NHPI) for residential real estate loans as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses.

For all DCF models at March 31, 2020, the Company determined that four-quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over twelve quarters on a straight-line basis. As of and for the quarter ended March 31, 2020, the Company leverages economic projections from the quarterly Federal Open Market Committee (FOMC) and the Federal Reserve Economic Database (FRED) to inform its loss driver forecasts over the four-quarter forecast period. For each of these loan segments, the Company applies an expected loss ratio based on the discounted cash flows adjusted as appropriate for qualitative factors. Qualitative loss factors are based on the Company's judgment of company, market, industry or business specific data, changes the in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, nonperforming and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

The Company used the Probability of Default/Loss Given Default (PD/LGD) method for the SBA portfolio to accommodate the unique nature of these loans. Although the PD/LGD methodology is an element of the DCF model, the stand-alone PD/LGD methodology minimizes complications related to the characteristics of SBA loans. A uniqueness of the SBA portfolio is that the U.S. Small Business Administration policy requires servicers to undertake all reasonable collection efforts before charging-off the loan.  As a result, the recovery rate for SBA loans tend to be more volatile and not intuitively correlated to economic factors.

The Company used a Weighted Average Remaining Maturity (WARM) method to estimate expected credit losses for equipment financing agreements or the equipment lease receivables portfolio. The Company applied an expected loss ratio based on internal historical losses adjusted as appropriate for qualitative factors. The Company's evaluation of  market, industry or business specific data, changes in the underlying portfolio composition, trends relating to credit quality, delinquency, nonperforming and adversely rated leases, and reasonable and supportable forecasts of economic conditions inform the estimate of qualitative factors.

Management believes the allowance for credit losses is appropriate to provide for estimated losses inherent in the loans receivable portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management’s methodologies for determining such estimates consists of measuring expected credit losses of financial assets on a collective (pool) basis when similar risk characteristic(s) exist. The Bank segments the loans primarily by loan types, considering that the same type of loans share considerable similar risk characteristics, including the collateral type, loan purpose, contract term, amortization and payment structure. Our lending is concentrated generally in real estate loans, commercial loans and leases and SBA loans to small and middle market businesses primarily in California, Texas, Illinois and New York. Further, our regulators, in reviewing our loans receivable portfolio may require us to increase our allowance for credit losses.

The following table details the information on the allowance for credit losses by portfolio segment as of and for the three months ended March 31, 2020 and 2019:

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(in thousands)
March 31, 2020
Balance at beginning of period	$36,355	$16,206	$8,767	$80	$—	$61,408
Adjustment related to adoption of ASU 2016-13	13,972	(2,497)	5,902	55	—	17,433
Adjusted balance as of January 1, 2020	50,327	13,709	14,669	135	—	78,841
Less loans charged off	14,142	12,150	1,181	—	—	27,473
Recoveries on loans receivable previously charged off	(58)	(84)	(74)	—	—	(216)
Provision for credit losses	2,740	9,945	2,218	14	—	14,916
Ending balance	$38,983	$11,588	$15,780	$149	$—	$66,500
Individually evaluated for impairment	$78	$147	$1,671	$3	$—	$1,899
Collectively evaluated for impairment	$38,905	$11,441	$14,109	$146	$—	$64,601

Loans receivable	$3,566,305	$472,714	$492,527	$12,090	$—	$4,543,636
Individually evaluated for impairment	$34,161	$5,444	$6,393	$1,298	$—	$47,296
Collectively evaluated for impairment	$3,532,144	$467,270	$486,134	$10,792	$—	$4,496,340

March 31, 2019
Balance at beginning of period	$18,384	$7,162	$6,303	$98	$27	$31,974
Less loans charged off	122	133	852	—	—	1,107
Recoveries on loans receivable previously charged off	(440)	(382)	(90)	—	—	(912)
Provision for credit losses	(396)	1,300	39	(9)	183	1,117
Ending balance	$18,306	$8,711	$5,580	$89	$210	$32,896
Individually evaluated for impairment	$—	$3,269	$1,099	$—	$—	$4,368
Collectively evaluated for impairment	$18,306	$5,442	$4,481	$89	$210	$28,528

Loans receivable	$3,714,356	$422,502	$425,530	$13,232	$—	$4,575,620
Individually evaluated for impairment	$14,015	$23,114	$4,783	$1,370	$—	$43,282
Collectively evaluated for impairment	$3,700,341	$399,388	$420,747	$11,862	$—	$4,532,338

The table below illustrates the allowance for credit losses by portfolio segment as a percentage of the recorded total allowance for credit losses and as a percentage of the aggregate recorded investment of loans receivable.

	March 31, 2020				December 31, 2019
	Allowance		Total		Allowance		Total
	Amount	Percentage	Loans	Percentage	Amount	Percentage	Loans	Percentage
	(in thousands)
Real estate loans:
Commercial property
Retail	$6,651	10.0%	$818,045	18.0%	$4,911	8.0%	$869,302	18.9%
Hospitality	12,499	18.8%	884,511	19.5%	6,686	10.9%	922,288	20.0%
Other	15,664	23.6%	1,420,824	31.3%	8,060	13.1%	1,358,432	29.4%
Total commercial property loans	34,814	52.4%	3,123,380	68.7%	19,657	32.0%	3,150,022	68.3%
Construction	2,207	3.3%	63,809	1.4%	15,003	24.4%	76,455	1.7%
Residential property	1,962	3.0%	379,116	8.3%	1,695	2.8%	402,028	8.7%
Total real estate loans	38,983	58.7%	3,566,305	78.5%	36,355	59.2%	3,628,505	78.7%
Commercial and industrial loans	11,588	17.4%	472,714	10.4%	16,206	26.4%	484,093	10.5%
Leases receivable	15,780	23.7%	492,527	10.8%	8,767	14.3%	483,879	10.5%
Consumer loans	149	0.2%	12,090	0.3%	80	0.1%	13,670	0.3%
Total	$66,500	100.0%	$4,543,636	100.0%	$61,408	100.0%	$4,610,147	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2020, for which repayment is expected to be obtained through the sale of the underlying collateral and any collateral dependent loans that are still accruing but are considered impaired.

Amortized Cost
March 31, 2020	(in thousands)
Real estate loans:
Commercial property	$17,600
Construction	13,228
Residential property	2,677
Total real estate loans	33,505
Commercial and industrial loans	596
Consumer loans	1,196
Total (1)	$35,297

(1)	All loans are secured by real estate, except for one commercial term loan secured by $525,000 in cash.

Loan Quality Indicators

As part of the on-going monitoring of the quality of our loans portfolio, we utilize an internal loan grading system to identify credit risk and assign an appropriate grade (from 0 to 8) for each loan in our portfolio. A third-party loan review is performed at least on an annual basis. Additional adjustments are made when determined to be necessary. The loan grade definitions are as follows:

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

Substandard: A Substandard loan, grade (6), has a well-defined weakness that jeopardizes the liquidation of the debt. A loan graded Substandard is not protected by the sound worth and paying capacity of the borrower, or of the value and type of collateral pledged. With a Substandard loan, there is a distinct possibility that the Bank will sustain some loss if the weaknesses or deficiencies are not corrected.

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

Under regulatory guidance, loans graded special mention or worse are considered criticized loans, and loans graded substandard or worse are considered classified loans.

The tables below provide a comparison as of March 31, 2020 and December 31, 2019 of the pass/pass-watch, special mention and classified loans, disaggregated by loan segment:

	Pass/Pass- Watch	Special Mention	Classified	Total
	(in thousands)
March 31, 2020
Real estate loans:
Commercial property
Retail	$812,841	$—	$5,204	$818,045
Hospitality	880,567	—	3,944	884,511
Other	1,385,625	6,436	28,763	1,420,824
Total commercial property	3,079,033	6,436	37,911	3,123,380
Construction	38,617	—	25,192	63,809
Residential property	375,655	1,323	2,138	379,116
Total real estate loans	3,493,305	7,759	65,241	3,566,305
Commercial and industrial loans	444,331	12,496	15,887	472,714
Leases receivable	486,134	—	6,393	492,527
Consumer loans	10,696	690	704	12,090
Total loans receivable	$4,434,466	$20,945	$88,225	$4,543,636

December 31, 2019
Real estate loans:
Commercial property
Retail	$859,739	$2,835	$6,728	$869,302
Hospitality	915,834	939	5,515	922,288
Other	1,329,817	7,807	20,809	1,358,432
Total commercial property	3,105,390	11,580	33,052	3,150,022
Construction	36,956	1,613	37,886	76,455
Residential property	398,737	2,512	779	402,028
Total real estate loans	3,541,082	15,705	71,718	3,628,505
Commercial and industrial loans	458,184	10,222	15,687	484,093
Leases receivable	477,977	—	5,902	483,879
Consumer loans	12,247	705	718	13,670
Total loans receivable	$4,489,491	$26,632	$94,025	$4,610,147

Loans by Vintage Year and Risk Rating

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
March 31, 2020
Commercial property
Risk Rating
Pass / Pass Watch	$182,595	$542,426	$566,021	$441,982	$537,348	$774,381	$34,280	$3,079,033
Special Mention	—	3,120	465	2,350	89	412	—	6,436
Classified	14,668	—	3,009	712	4,185	15,337	—	37,911
Total commercial property	197,263	545,546	569,495	445,044	541,621	790,129	34,280	3,123,380

Construction
Risk Rating
Pass / Pass Watch	8,207	7,936	1,640	—	20,835	—	—	38,617
Special Mention	—	—	—	—	—	—	—	—
Classified	—	11,964	13,228	—	—	—	—	25,192
Total construction	8,207	19,900	14,867	—	20,835	—	—	63,809

Residential property
Risk Rating
Pass / Pass Watch	—	956	42,842	159,941	108,940	62,976	—	375,655
Special Mention	—	—	—	540	—	784	—	1,323
Classified	—	—	—	869	1,149	120	—	2,138
Total residential property	—	956	42,842	161,350	110,090	63,879	—	379,116

Total real estate loans
Risk Rating
Pass / Pass Watch	190,802	551,318	610,502	601,924	667,124	837,356	34,280	3,493,305
Special Mention	—	3,120	465	2,890	89	1,196	—	7,759
Classified	14,668	11,964	16,237	1,581	5,334	15,456	—	65,241
Total real estate loans	205,470	566,402	627,203	606,394	672,546	854,008	34,280	3,566,305

Commercial and industrial loans:
Risk Rating
Pass / Pass Watch	40,333	151,462	64,266	25,200	5,942	18,286	138,840	444,331
Special Mention	4,036	820	540	80	1,735	1,651	3,634	12,496
Classified	8,672	4,195	851	188	176	1,807	—	15,887
Total commercial and industrial loans	53,041	156,476	65,658	25,468	7,853	21,743	142,475	472,714

Leases receivable:
Risk Rating
Pass / Pass Watch	56,055	219,118	133,700	52,086	23,055	2,119	—	486,134
Special Mention	—	—	—	—	—	—	—	—
Classified	—	2,094	2,001	617	1,257	424	—	6,393
Total leases receivable	56,055	221,212	135,701	52,704	24,313	2,542	—	492,527

Consumer loans:
Risk Rating
Pass / Pass Watch	—	27	19	102	10	2,802	7,737	10,696
Special Mention	—	—	—	—	—	690	—	690
Classified	—	—	675	28	—	—	—	704
Total commercial term loans	—	27	695	130	10	3,492	7,737	12,090

Total loans receivable:
Risk Rating
Pass / Pass Watch	287,190	921,925	808,488	679,312	696,132	860,562	180,857	4,434,466
Special Mention	4,036	3,940	1,005	2,970	1,824	3,536	3,634	20,945
Classified	23,340	18,253	19,764	2,415	6,766	17,687	—	88,225
Total loans receivable	$314,566	$944,118	$829,256	$684,697	$704,722	$881,785	$184,492	$4,543,636

(1)	Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

Loans by Vintage Year and Payment Performance

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
March 31, 2020
Real estate loans:
Commercial property
Payment performance
Performing	$183,271	$545,546	$569,312	$445,044	$541,345	$786,514	$34,280	$3,105,314
Nonperforming	13,992	—	183	—	277	3,615	—	18,066
Total commercial property	197,263	545,546	569,495	445,044	541,621	790,129	34,280	3,123,380

Construction
Payment performance
Performing	8,207	19,900	1,640	—	20,835	—	—	$50,582
Nonperforming	—	—	13,228	—	—	—	—	13,228
Total construction	8,207	19,900	14,867	—	20,835	—	—	63,809

Residential property
Payment performance
Performing	—	956	42,842	159,941	108,940	63,725	—	376,404
Nonperforming	—	—	—	1,409	1,149	154	—	2,711
Total residential property	—	956	42,842	161,350	110,090	63,879	—	379,116

Total real estate loans
Payment performance
Performing	191,478	566,402	613,793	604,986	671,121	850,239	34,280	3,532,299
Nonperforming	13,992	—	13,410	1,409	1,426	3,769	—	34,005
Total real estate loans	205,470	566,402	627,203	606,394	672,546	854,008	34,280	3,566,305

Commercial and industrial loans:
Payment performance
Performing	53,040	146,762	64,944	25,280	7,853	21,559	142,475	461,912
Nonperforming	0	9,714	714	188	—	185	—	10,802
Total commercial and industrial loans	53,041	156,476	65,658	25,468	7,853	21,743	142,475	472,714

Leases receivable:
Payment performance
Performing	56,055	219,021	133,566	52,074	23,032	2,062	—	485,811
Nonperforming	—	2,191	2,135	629	1,280	480	—	6,716
Total leases receivable	56,055	221,212	135,701	52,704	24,313	2,542	—	492,527

Consumer loans:
Payment performance
Performing	—	27	19	102	10	3,492	7,737	11,386
Nonperforming	—	—	675	28	—	—	—	704
Total commercial term loans	—	27	695	130	10	3,492	7,737	12,090

Total loans receivable:
Payment performance
Performing	300,573	932,212	812,322	682,442	702,016	877,351	184,492	4,491,410
Nonperforming	13,992	11,906	16,934	2,255	2,706	4,434	—	52,226
Total loans receivable	$314,566	$944,118	$829,256	$684,697	$704,722	$881,785	$184,492	$4,543,636

(1)	Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

The following is an aging analysis of loans, disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Accruing 90 Days or More Past Due
	(in thousands)
March 31, 2020
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$818,045	$818,045	$—
Hospitality	—	—	—	—	884,511	884,511	—
Other	708	1,418	1,101	3,227	1,417,597	1,420,824	—
Total commercial property loans	708	1,418	1,101	3,227	3,120,153	3,123,380	—
Construction	—	—	—	—	63,809	63,809	—
Residential property	531	593	2,164	3,288	375,828	379,116	—
Total real estate loans	1,239	2,011	3,265	6,515	3,559,790	3,566,306	—
Commercial and industrial loans	349	318	9,484	10,151	462,563	472,714	5,520
Leases receivable	7,311	1,789	3,748	12,848	479,679	492,527	323
Consumer loans	—	28	—	28	12,062	12,090	—
Total loans receivable	$8,899	$4,146	$16,497	$29,542	$4,514,094	$4,543,636	$5,843

December 31, 2019
Real estate loans:
Commercial property
Retail	$6	$132	$111	$249	$869,053	$869,302	$—
Hospitality	907	—	—	907	921,381	922,288	—
Other	51	—	38	89	1,358,344	1,358,432	—
Total commercial property loans	964	132	149	1,245	3,148,778	3,150,022	—
Construction	—	—	—	—	76,455	76,455	—
Residential property	540	1,627	309	2,477	399,551	402,028	—
Total real estate loans	1,504	1,759	458	3,721	3,624,784	3,628,505	—
Commercial and industrial loans	635	133	143	911	483,183	484,093	—
Leases receivable	5,358	2,138	3,493	10,990	472,889	483,879	—
Consumer loans	—	30	—	30	13,639	13,670	—
Total loans receivable	$7,497	$4,060	$4,094	$15,652	$4,594,496	$4,610,147	$—

As of March 31, 2020, there were $5.8 million of loans that were 90 days or more past due and accruing interest. There were no such loans at December 31, 2019.

Individually Evaluated Loans

Prior to the adoption of ASU 2016-13, impaired loans were measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan was collateral dependent, less estimated costs to sell. If the estimated value of the impaired loan was less than the recorded investment in the loan, we charged-off the deficiency against the allowance for credit losses or we established a specific allowance in the allowance for credit losses. Additionally, we excluded from the quarterly migration analysis impaired loans when determining the amount of the allowance for credit losses required for the period.

We review, under ASU 2016-13, all loans on an individual basis when they do not share similar risk characteristics with loan pools.

The following tables provide information on individually evaluated loans receivable as of March 31, 2020 and impaired loans receivable as of December 31, 2019 disaggregated by loan class, as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Related Allowance
	(in thousands)
March 31, 2020
Real estate loans:
Commercial property
Retail	$156	$149	$—	$156	$1
Other	18,066	19,371	16,788	1,278	77
Total commercial property loans	18,222	19,520	16,788	1,434	78
Construction	13,228	28,000	13,228	—	—
Residential property	2,711	2,713	2,677	34	—
Total real estate loans	34,161	50,233	32,693	1,468	78
Commercial and industrial loans	5,445	17,853	4,483	962	147
Leases receivable	6,393	6,472	855	5,538	1,671
Consumer loans	1,298	1,606	1,196	102	2
Total	$47,297	$76,164	$39,227	$8,070	$1,898

December 31, 2019
Real estate loans:
Commercial property
Retail	$434	$459	$111	$323	$19
Hospitality	244	400	22	223	24
Other	14,864	15,151	14,696	167	12
Total commercial property loans	15,542	16,010	14,829	713	55
Construction	27,201	28,000	—	27,201	13,973
Residential property	1,124	1,163	1,089	35	—
Total real estate loans	43,867	45,173	15,918	27,949	14,028
Commercial and industrial loans	13,700	14,090	143	13,557	8,885
Leases receivable	5,902	5,909	1,112	4,790	2,863
Consumer loans	1,297	1,588	1,220	77	1
Total	$64,766	$66,760	$18,393	$46,373	$25,778

Nonaccrual Loans and Nonperforming Assets

The following table represents the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of March 31, 2020.

	March 31, 2020
	Nonaccrual Loans Receivable With No Allowance for Credit Losses	Nonaccrual Loans Receivable With Allowance for Credit Losses	Loans Receivable Past Due 90 Days Still Accruing	Total Nonperforming Loans Receivable
	(in thousands)
Real estate loans:
Commercial property loans	16,788	1,278	—	18,066
Construction loans	13,228	—	—	13,228
Residential property loans	2,677	34	—	2,711
Total real estate loans	32,693	1,313	—	34,005
Commercial and industrial loans	4,484	798	5,520	10,802
Leases receivable	855	5,538	323	6,716
Consumer loans	675	28	—	703
Total nonperforming loans	$38,707	$7,676	$5,843	$52,226

The following is a summary of interest foregone on non-accrual loans for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$1,595	$888
Less: Interest income recognized on impaired loans	(122)	(682)
Interest foregone on impaired loans	$1,473	$206

There were no commitments to lend additional funds to borrowers whose loans are included above.

The following table details nonaccrual loans, disaggregated by loan class, as of the dates indicated:

	March 31, 2020	December 31, 2019
	(in thousands)
Real estate loans:
Commercial property
Retail	$—	$277
Hospitality	—	225
Other	18,066	14,864
Total commercial property loans	18,066	15,366
Construction	13,228	27,201
Residential property	2,711	1,124
Total real estate loans	34,005	43,691
Commercial and industrial loans	5,282	13,479
Leases receivable	6,393	5,902
Consumer loans	703	689
Total nonaccrual loans	$46,383	$63,761

The following table details nonperforming assets as of the dates indicated:

	March 31, 2020	December 31, 2019
	(in thousands)
Nonaccrual loans	$46,383	$63,761
Loans 90 days or more past due and still accruing	5,843	—
Total nonperforming loans	52,226	63,761
Other real estate owned (“OREO”)	63	63
Total nonperforming assets	$52,289	$63,824

OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

Troubled Debt Restructurings

As of March 31, 2020 and December 31, 2019, total TDRs were $30.2 million and $56.3 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered, to the borrower for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured, such as reducing the amount of principal and interest due monthly, and/or allowing for interest only monthly payments for three months or more or other payment structure modifications.

The following table details TDRs as of March 31, 2020 and December 31, 2019:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and/or Interest	Reduction of Principal and/or Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and/or Interest	Reduction of Principal and/or Interest	Extension of Maturity	Total
March 31, 2020
Real estate loans	$—	$128	$13,748	$13,832	$27,708	$—	$—	$—	$—	$—
Commercial and industrial loans	—	184	525	300	1,009	—	—	63	101	164
Consumer loans	675	—	—	—	675	521	—	74	—	595
Total	$675	$312	$14,273	$14,132	$29,392	$521	$—	$137	$101	$758

December 31, 2019
Real estate loans	$—	$132	$27,740	$13,926	$41,798	$—	$—	$—	$—	$—
Commercial and industrial loans	—	153	12,527	312	12,991	—	36	71	114	222
Consumer loans	689	—	—	—	689	531	—	77	—	608
Total	$689	$285	$40,266	$14,238	$55,478	$531	$36	$148	$114	$830

The following table presents the number of loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2020, and the year ended December 31, 2019, with their pre- and post-modification recorded amounts.

	Three months ended			Twelve months ended
	March 31, 2020			December 31, 2019
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands except for number of loans)
Real estate loans	—	$—	$—	5	$40,743	$41,798
Commercial and industrial loans	—	—	—	2	12,779	12,562
Consumer loans	—	—	—	1	549	531
Total	—	$—	$—	8	$54,071	$54,891

All TDRs are individually analyzed using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. At March 31, 2020 and December 31, 2019, TDRs were subjected to specific impairment analysis. We determined impairment allowances of $98,000 and $22.7 million, respectively, related to these loans and such allowances were included in the allowance for credit losses.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. During the three-month period ended March 31, 2020, one loan for $35,000 defaulted within the twelve-month period following modification. During the year ended December 31, 2019, one loan for $132,000 defaulted within the twelve-month period following modification.

Note 4 — Servicing Assets

The changes in servicing assets for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Servicing assets:
Balance at beginning of period	$6,956	$8,520
Addition related to sale of SBA loans	354	315
Amortization	(583)	(857)
Balance at end of period	$6,727	$7,978

At March 31, 2020 and December 31, 2019, we serviced loans sold to unaffiliated parties in the amounts of $422.9 million and $422.3 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.0 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively. Servicing fee income, net of the amortization of servicing assets, is included in other operating income in the consolidated statements of income. Amortization expense was $583,000 and $857,000 for the three months ended March 31, 2020 and 2019, respectively.

Note 5 — Income Taxes

The Company’s income tax expense was $1.0 million and $6.3 million representing an effective income tax rate of 30.7 percent and 30.0 percent for the three months ended March 31, 2020 and 2019, respectively.

Management concluded that as of March 31, 2020 and December 31, 2019, a valuation allowance of $4.9 million was appropriate against certain state net operating losses and certain tax credits. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. Net deferred tax asset was $38.6 million and $36.8 million and net current tax asset was $832,000 and $0 as of March 31, 2020 and December 31, 2019, respectively.

The Company is subject to examination by federal and state tax authorities for certain years ended December 31, 2015 through 2018. Management does not anticipate any material changes in our consolidated financial statements which may arise as a result of these audits or examinations. During the quarter ended March 31, 2020, there was no change to the Company’s uncertain tax positions. The Company does not expect its unrecognized tax positions to change significantly over the next twelve months.

The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law on March 27, 2020. The tax package is broad, with provisions for tax payment relief, significant business incentives, and certain corrections to the 2017 Tax Cuts and Jobs Act, or the Tax Act. The tax relief measures for entities include a five-year net operating loss carry back, increases in interest expense deduction limits, accelerates alternative minimum tax credit refunds, provides payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. ASC Topic 740, Income Taxes, requires the effect of changes in tax law be recognized in the period in which new legislation is enacted. The enactment of the CARES Act is not material to the Company’s income taxes for the three months ended March 31, 2020, and is not expected to have a material impact on its financial statements for the full year ended December 31, 2020.

Note 6 — Goodwill and other intangibles

The third-party originators intangible of $483,000 and goodwill of $11.0 million were recorded as a result of the acquisition of a leasing portfolio in 2016. The core deposit intangible of $2.2 million was recognized for the core deposits acquired in a 2014 acquisition. The Company’s intangible assets were as follows for the periods indicated:

		March 31, 2020			December 31, 2019
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Core deposit intangible	10 years	$2,213	$(1,612)	$601	$2,213	$(1,567)	$646
Third-party originators intangible	7 years	483	(307)	176	483	(287)	196
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$13,727	$(1,919)	$11,808	$13,727	$(1,854)	$11,873

Intangible assets amortization expense for the three-month periods ended March 31, 2020 and 2019 was $65,000 and $77,000, respectively.

Note 7 — Deposits

Time deposits at or exceeding the FDIC insurance limit of $250,000 at March 31, 2020 and December 31, 2019 were $313.3 million and $299.9 million, respectively.

The scheduled maturities of time deposits are as follows for the periods indicated:

At March 31, 2020	Time Deposits of $250,000 or More	Other Time Deposits	Total
	(in thousands)
2020	$245,439	$783,328	$1,028,767
2021	67,053	343,970	411,023
2022	—	37,588	37,588
2023	792	1,522	2,315
2024 and thereafter	—	770	770
Total	$313,285	$1,167,178	$1,480,462

At December 31, 2019
2020	$291,940	$1,098,666	$1,390,606
2021	7,186	130,331	137,517
2022	—	25,155	25,155
2023	789	1,185	1,974
2024 and thereafter	—	669	669
Total	$299,914	$1,256,005	$1,555,919

Accrued interest payable on deposits was $9.7 million and $11.2 million at March 31, 2020 and December 31, 2019, respectively. Total deposits reclassified to loans due to overdrafts at March 31, 2020 and December 31, 2019 were $975,000 and $1.5 million, respectively.

Note 8 — Borrowings

At March 31, 2020, the Bank had $150.0 million in overnight advances with a weighted average interest rate of 0.21 percent and $150.0 million in term advances outstanding with the FHLB with a weighted average interest rate of 1.63 percent. At December 31, 2019, the Bank had $15.0 million in overnight advances with a weighted average interest rate of 1.66 percent and $75.0 million of term advances with the FHLB with a weighted average rate of 1.71 percent. Interest expense for the three months ended March 31, 2020 and 2019 was $496,000 and $71,000, respectively.

	March 31, 2020		December 31, 2019
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Overnight advances	$150,000	0.21%	$15,000	1.66%
Advances due with 12 months	50,000	1.66%	25,000	1.75%
Advances due over 12 months through 24 months	50,000	1.59%	25,000	1.66%
Advances due over 24 months through 36 months	50,000	1.63%	25,000	1.72%
Outstanding advances	$300,000	0.92%	$90,000	1.70%

The following is financial data pertaining to FHLB advances:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Weighted-average interest rate at end of period	0.92%	1.70%
Weighted-average interest rate during the period	1.52%	1.89%
Average balance of FHLB advances	$130,659	$40,374
Maximum amount outstanding at any month-end	$300,000	$285,000

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $2.4 billion and $1.4 billion of loans pledged as collateral with the FHLB as of March 31, 2020 and December 31, 2019, respectively. Remaining available borrowing capacity was $1.2 billion and $878.0 million at March 31, 2020 and December 31, 2019, respectively.

The Bank also has securities with market values of $52.7 million and $30.2 million pledged with the Federal Reserve Bank (“FRB”), which provides $50.6 million and $29.6 million in available borrowing capacity through the Fed Discount Window as of March 31, 2020 and December 31, 2019, respectively. There were no outstanding borrowings with the FRB as of March 31, 2020 and December 31, 2019.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Basic EPS
Net income	$2,350	$14,672
Less: income allocated to unvested restricted stock	18	79
Income allocated to common shares	$2,332	$14,593
Weighted-average shares for basic EPS	30,469,022	30,667,378
Basic EPS (1)	$0.08	$0.48

Effect of dilutive securities-options and unvested restricted stock	3,877	53,394

Income allocated to common shares	$2,332	$14,593
Weighted-average shares for diluted EPS	30,472,899	30,720,772
Diluted EPS (1)	$0.08	$0.48

(1)	Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

There were no anti-dilutive options and shares of unvested restricted stock outstanding for the three months ended March 31, 2020 or 2019.

Note 10 — Regulatory Matters

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

At March 31, 2020, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5 percent became effective on January 1, 2019, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 6.29 percent and 6.64 percent and the Company's capital conservation buffer was 5.52 percent and 5.78 percent as of March 31, 2020 and December 31, 2019, respectively.

In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC announced an interim final rule to delay the impact on regulatory capital arising from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company and the Bank adopted the capital transition relief over the permissible five-year period.

The capital ratios of Hanmi Financial and the Bank as of March 31, 2020 and December 31, 2019 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
March 31, 2020
Total capital (to risk-weighted assets):
Hanmi Financial	$697,648	14.77%	$377,815	8.00%	N/A	N/A
Hanmi Bank	$676,231	14.29%	$378,465	8.00%	$473,082	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$543,885	11.52%	$283,361	6.00%	N/A	N/A
Hanmi Bank	$620,857	13.12%	$283,849	6.00%	$378,465	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$523,750	11.09%	$212,521	4.50%	N/A	N/A
Hanmi Bank	$620,857	13.12%	$212,887	4.50%	$307,503	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$543,885	9.91%	$219,485	4.00%	N/A	N/A
Hanmi Bank	$620,857	11.35%	$218,811	4.00%	$273,514	5.00%

December 31, 2019
Total capital (to risk-weighted assets):
Hanmi Financial	$714,288	15.11%	$378,059	8.00%	N/A	N/A
Hanmi Bank	$691,024	14.64%	$377,516	8.00%	$471,895	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$556,820	11.78%	$283,544	6.00%	N/A	N/A
Hanmi Bank	$631,978	13.39%	$283,137	6.00%	$377,516	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$536,781	11.36%	$212,658	4.50%	N/A	N/A
Hanmi Bank	$631,978	13.39%	$212,353	4.50%	$306,732	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$556,820	10.15%	$219,367	4.00%	N/A	N/A
Hanmi Bank	$631,978	11.56%	$218,748	4.00%	$273,435	5.00%

Note 11 — Fair Value Measurements

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

Loans held for sale - Loans held for sale are all SBA loans and carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At March 31, 2020 and December 31, 2019, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Individually analyzed loans receivable - Nonaccrual loans receivable and performing restructured loans receivable are individually analyzed for reporting purposes and are measured and recorded at fair value on a non-recurring basis to determine if they exhibit credit risk characteristics. All such loans receivable with a carrying balance over $250,000 are analyzed individually for the amount to determine if a reserve is required, if any. All such loans with a carrying balance of $250,000 or less are evaluated for analyzed in pools to determine if they exhibit any credit risk characteristics requiring reserves. The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral-dependent impaired loans are recorded based on either the current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value reported on older appraisals that are then adjusted based on recent market trends, a Level 3 measurement.

OREO - Fair value of OREO is based primarily on third party appraisals, less costs to sell and result in a Level 2 classification of the inputs for determining fair value. Appraisals are required annually and may be updated more frequently as circumstances require and the fair value adjustments are made to OREO based on the updated appraised value of the property.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2020 and December 31, 2019, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Total Fair Value
	(in thousands)
March 31, 2020
Assets:
Securities available for sale:
U.S. Treasury securities	$25,408	$—	$—	$25,408
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	425,356	—	425,356
Collateralized mortgage obligations	—	154,825	—	154,825
Debt securities	—	16,617	—	16,617
Total U.S. government agency and sponsored agency obligations	—	596,798	—	596,798
Total securities available for sale	$25,408	$596,798	$—	$622,206

December 31, 2019
Assets:
Securities available for sale:
U.S. Treasury securities	$35,206	$—	$—	$35,206
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	410,800	—	410,800
Collateralized mortgage obligations	—	164,592	—	164,592
Debt securities	—	23,879	—	23,879
Total U.S. government agency and sponsored agency obligations	—	599,271	—	599,271
Total securities available for sale	$35,206	$599,271	$—	$634,477

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of March 31, 2020 and December 31, 2019, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
			Significant
			Observable
		Quoted Prices in	Inputs With No
		Active Markets	Active Market	Significant
		for Identical	With Identical	Unobservable
	Total	Assets	Characteristics	Inputs
	(in thousands)
March 31, 2020
Assets:
Collateral dependent impaired loans (1), (3)	$34,338	$—	$—	$34,338
Other real estate owned	63	—	—	63
Bank-owned premises	1,900	—	—	1,900

December 31, 2019
Assets:
Collateral dependent impaired loans (2)	$31,049	$—	$—	$31,049
Other real estate owned	63	—	—	63
Bank-owned premises	1,900	—	—	1,900

(1)	Consist of real estate loans of $32.6 million and commercial and industrial loans of $0.6 million.
(2)	Consist of real estate loans of $27.2 million, commercial and industrial loans of $3.9 million.
(3)	Secured by real estate loans.

The following table represents quantitative information about Level 3 fair value comments for assets measured at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
March 31, 2020
Collateral dependent impaired loans:
Real estate loans:
Commercial property
Other	$16,671	Market approach	Market data comparison	(53)% to 42% / 1% (2)
Construction	13,228	Market approach	Market data comparison	(3)% to 43% / 21% (2)
Residential property	2,677	Market approach	Market data comparison	(13)% to 15% / 1% (2)
Total real estate loans	32,576
Commercial and industrial loans:
Commercial term	566	Market approach	Market data comparison	(9)% to 11% / 1% (2) (3)
Consumer loans	1,196	Market approach	Market data comparison	2% to 15% / 7% (2)
Total	$34,338

Bank-owned premises	1,900	Market approach	Market data comparison	(30)% to 55% /(2)% (2)

December 31, 2019
Collateral dependent impaired loans:
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

(3)	Includes one loan secured by cash collateral.

The fair value of the Level 3 loans receivable demonstrating credit risk characteristics at March 31, 2020 were determined utilizing the fair value measurement methodology for assets measured on a non-recurring basis. Such loans receivable measured at fair value at March 31, 2020 consisted of thirteen commercial real estate loans with a fair value of $16.7 million, one construction loan with a fair value of $13.2 million, five residential mortgages with a fair value of $2.7 million, two commercial term loans with a fair value of $41,000, one commercial term loan secured by cash with a fair value of $525,000, and two consumer loans with a fair value of $1.2 million. The fair value of collateral dependent loans are determined on a non-recurring basis using either the sales comparison approach or the income approach by obtaining third party appraisals.

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

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). This standard, among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we have concluded that the carrying amounts approximate fair value, the fair value estimates shown below are based on an exit price notion as of March 31, 2020, as required by ASU 2016-01. The financial instruments for which we have concluded that the carrying amounts approximate fair value include, cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits. The fair values of off-balance sheet items are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.

The estimated fair values of financial instruments were as follows:

	March 31, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$290,546	$290,546	$—	$—
Securities available for sale	622,206	25,408	596,798	—
Loans receivable, net of allowance for credit losses	4,477,137	—	—	4,393,307
Accrued interest receivable	11,536	11,536	—	—
Financial liabilities:
Noninterest-bearing deposits	1,366,270	—	1,366,270	—
Interest-bearing deposits	3,215,797	—	—	3,205,646
Borrowings and subordinated debentures	418,523	—	302,070	124,233
Accrued interest payable	9,693	9,693	—	—

	December 31, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$121,678	$121,678	$—	$—
Securities available for sale	634,477	35,205	599,272	—
Loans held for sale	6,020	—	6,382	—
Loans receivable, net of allowance for credit losses	4,548,739	—	—	4,520,322
Accrued interest receivable	11,742	11,742	—	—
Financial liabilities:
Noninterest-bearing deposits	1,391,624	—	1,391,624	—
Interest-bearing deposits	3,307,338	—	—	3,317,867
Borrowings and subordinated debentures	208,377	—	89,831	118,807
Accrued interest payable	11,215	11,215	—	—

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

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	March 31,	December 31,
	2020	2019
	(in thousands)
Commitments to extend credit	$375,233	$371,287
Standby letters of credit	32,108	31,372
Commercial letters of credit	9,642	11,133
Total undisbursed loan commitments	$416,982	$413,792

The allowance for credit losses related to off-balance sheet items is maintained at a level believed to be sufficient to absorb probable losses related to these unfunded credit facilities. The determination of the allowance adequacy is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities.

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Balance at beginning of period	$2,397	$1,439
Adjustment related to adoption of ASU 2016-13	(335)	—
Adjusted balance as of January 1, 2020	2,062	1,439
Provision (income) for credit losses	823	(339)
Balance at end of period	$2,885	$1,100

Note 13 — Leases

The Company adopted ASU 2016-02, Leases (Topic 842), effective January 1, 2019. We had approximately 45 operating leases for real estate and other assets. These included various leases for our branch and office locations as well as those for postage and copier machines and an advertising billboard. Our leases had initial lease terms of two to twenty-five years. Most leases included one or more options to renew, with renewal terms that can extend the lease term from two to twelve years. We assessed these options using a threshold of reasonably certain. For leases where we were reasonably certain to renew, those option periods were included within the lease term and, therefore, the measurement of the right-of-use asset and lease liability. Certain leases included options to terminate the lease, which allows the contract parties to terminate their obligations under the lease contract, typically in return for an agreed financial consideration. The terms and conditions of the termination options vary by contract. Leases with an initial term of 12 months or less were not recognized on the balance sheet. We recognized lease expense for these leases on a straight- line basis over the lease term. Certain lease agreements included payments based on Consumer Price Index (CPI) on which variable lease payments were determined and included in the right-of-use asset and liability. Variable lease payments that were not based on CPI were excluded from the right-of-use asset and lease liability and recognized in the period in which the obligations for those payments were incurred. Our lease agreements did not contain any material residual value guarantees, restrictions or covenants.

In determining whether a contract contained a lease, we determined whether an arrangement was or included a lease at contract inception. Operating lease right-of-use asset and liability were recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. The opening balance for both our right-of-use asset and lease liability were $40.9 million as of the adoption date of January 1, 2019. As of March 31, 2020, the right-of-use asset and lease liability balances were $36.1 million and $36.9 million, respectively. Their outstanding balances as of December 31, 2019, were $36.5 million and $37.2 million, respectively.

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

For the three-months period ended March 31, 2020 and 2019, net rental expenses recorded under such leases amounted to $2.0 million and $1.9 million, respectively.

The following table presents the Company's remaining lease liability by maturity as of March 31, 2020:

Amount
(in thousands)
2020	$6,118
2021	5,315
2022	5,088
2023	4,929
2024	4,437
Thereafter	16,381
Remaining lease commitments	42,268
Interest	(5,408)
Present value of lease liability	$36,860

Weighted average remaining leases terms for the Company's operating leases were 8.37 and 8.57 years as of March 31, 2020 and December 31, 2019, respectively. Weighted average discount rates used for the Company's operating leases was 3.21 percent as of March 31, 2020. The Company chose the practical expedients and reviewed the lease and non-lease components for any impairment or otherwise, subsequently determining that no cumulative-effect adjustment to equity was necessary as part of implementing the modified retrospective approach for its adoption of ASC 842.

Cash paid, and included in cash flows from operating activities, for amounts included in the measurement of the lease liability for the Company's operating leases for the three months ended March 31, 2020 and 2019 was $1.9 million and $1.7 million, respectively.

Note 14 — Liquidity

Hanmi Financial

As of March 31, 2020 Hanmi Financial had $20.0 million in cash on deposit with its bank subsidiary. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of March 31, 2020 and December 31, 2019, the Bank had $300.0 million and $90.0 million of FHLB advances and $224.6 million and $264.2 million, respectively, of brokered deposits.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its assets. As of March 31, 2020, the remaining available borrowing capacity was $1.22 billion compared with $878.4 million, as of December 31, 2019.

The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the FHLB may adjust the advance rates for qualifying collateral upwards or downwards from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, leases and securities, and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.

Note 15 — Subsequent Events

On March 13, 2020, the President of the United States declared a National Emergency over the outbreak of the novel coronavirus, also known as COVID-19.  Several governors of the states in which we do business issued their own orders for individuals to shelter-in place and restricted business activities.  As a result, the operations and business results of the Company could be materially adversely affected.  The extent to which the COVID-19 crisis may impact business activity or investment results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others. Significant estimates include the allowance for credit losses, the allowance for credit losses related to off-balance sheet items, and the valuation of intangible assets including deferred tax assets, goodwill, and servicing assets.

The CARES Act (the Coronavirus Aid, Relief, and Economic Security Act) was passed by Congress and signed into law by President Trump on March 27, 2020.  Amongst other benefits, the CARES Act allows financial institutions to assist customers in dealing with financial hardship by (a) providing federal funding so that financial institutions can originate SBA loans to borrowers at a low interest rate under the Payment Protection Program (PPP loans) with eventual debt forgiveness should the borrower continue to meet certain criteria after the COVID-19 crisis has abated; and (b) allowing financial institutions to temporarily modify loan terms by deferring loan payments, loan fees, etc. on a short-term basis without considering them Troubled Debt Restructures.

The Bank immediately moved to assist consumers during this time of crisis by rolling out its PPP loan process and by April 30, 2020 had received over 3,000 inquiries and disbursed approximately $157 million for the SBA’s Paycheck Protection Program.  In late March 2020, the Bank started receiving borrower requests for loan modifications of scheduled payments under the CARES Act and by April 30, 2020 had approved nearly 1,200 requests approximating 16 percent of the portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three months ended March 31, 2020. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended March 31, 2020 (this “Report”).

On March 13, 2020, the President of the United States declared a National Emergency over the outbreak of the novel coronavirus, also known as COVID-19.  Several governors of the states in which we do business issued their own orders for individuals to shelter-in place and restricted business activities.  As a result, the operations and business results of the Company could be materially adversely affected.  The extent to which the COVID-19 crisis may impact business activity or investment results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others. Significant estimates include the allowance for credit losses, the allowance for credit losses related to off-balance sheet items, and the valuation of intangible assets including deferred tax assets, goodwill, and servicing assets.

Forward-Looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report other than statements of historical fact are “forward–looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs, plans and objectives of management for future operations, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, strategies, outlook, needs, plans, objectives or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi Bank; our ability to remediate any material weakness in our internal controls over financial reporting; general economic and business conditions internationally, nationally and in those areas in which we operate; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital from private and government sources; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread; risks of natural disasters; a failure in or breach of our operational or security systems or infrastructure, including cyber attacks; the failure to maintain current technologies; inability to successfully implement future information technology enhancements; difficult business and economic conditions that can adversely affect our industry and business, including competition and lack of soundness of other financial institutions, fraudulent activity and negative publicity; risks associated with Small Business Administration loans; failure to attract or retain key employees; our ability to access cost- effective funding; fluctuations in real estate values; changes in accounting policies and practices; the imposition of tariffs or other domestic or international governmental policies impacting the value of the products of our borrowers; changes in governmental regulation, including, but not limited to, any increase in Federal Deposit Insurance Corporation insurance premiums; ability of Hanmi Bank to make distributions to Hanmi Financial Corporation, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial tests; ability to identify a suitable strategic partner or to consummate a strategic transaction; adequacy of our allowance for credit losses; credit quality and the effect of credit quality on our credit losses expense and allowance for credit losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; changes in securities markets; and risks as it relates to cyber security against our information technology infrastructure and those of our third party providers and vendors. For additional information concerning risks we face, see “Part II, Item 1A. Risk Factors” in this Report and “Item 1A. Risk Factors” in Part I of the 2019 Annual Report on Form 10-K. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to consolidated financial statements in our 2019 Annual Report on Form 10-K. We had no significant changes in our accounting policies since the filing of our 2019 Annual Report on Form 10-K, except for the adoption of ASU 2016-13 as described in Note 1 of the March 31, 2020 unaudited condensed consolidated financial statements.

Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2019 Annual Report on Form 10-K. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors.

Selected Financial Data

The following table sets forth certain selected financial data for the periods indicated:

	As of or for the Three Months Ended March 31,
	2020	2019
	(in thousands, except per share data)
Summary balance sheets:
Cash and due from banks	$290,546	$169,830
Securities	622,206	621,470
Loans receivable, net (1)	4,477,136	4,542,724
Assets	5,617,690	5,571,068
Deposits	4,582,068	4,820,175
Liabilities	5,064,732	5,006,776
Stockholders’ equity	552,958	564,292
Tangible stockholders' equity (4)	541,150	552,187
Average loans receivable (2)	4,518,395	4,533,120
Average securities	623,711	589,547
Average assets	5,504,653	5,440,951
Average deposits	4,626,389	4,716,222
Average stockholders’ equity	559,956	560,037
Per share data:
Earnings per share – basic	$0.08	$0.48
Earnings per share – diluted	$0.08	$0.48
Book value per share (3)	$18.06	$18.29
Tangible book value per share (4)	$17.67	$17.89
Cash dividends per share	$0.24	$0.24
Common shares outstanding	30,622,741	30,860,533

Performance ratios:
Return on average assets (5) (12)	0.17%	1.09%
Return on average stockholders’ equity (6) (12)	1.69%	10.62%
Net interest margin (7)	3.36%	3.52%
Efficiency ratio (8)	61.89%	56.83%
Dividend payout ratio (9)	300.00%	50.00%
Average stockholders’ equity to average assets	10.17%	10.29%

Asset quality ratios:
Non-performing loans to loans (10)	1.15%	0.88%
Non-performing assets to assets (11)	0.93%	0.73%
Net loan charge-offs (recoveries) to average loans, annualized	2.41%	0.02%
Allowance for credit losses to loans	1.46%	0.72%
Allowance for credit losses to nonperforming loans	127.33%	82.16%
Capital ratios:
Total risk-based capital:
Hanmi Financial	14.77%	14.17%
Hanmi Bank	14.29%	14.37%
Tier 1 risk-based capital:
Hanmi Financial	11.52%	11.94%
Hanmi Bank	13.12%	13.64%
Common equity tier 1 capital
Hanmi Financial	11.09%	11.52%
Hanmi Bank	13.12%	13.64%
Tier 1 leverage:
Hanmi Financial	9.91%	10.39%
Hanmi Bank	11.35%	11.88%

(1)	Excludes loans held for sale and net of allowance for credit losses.
(2)	Includes loans held for sale and before allowance for credit losses.
(3)	Stockholders’ equity divided by shares of common stock outstanding.

(4)	Tangible stockholder’s equity divided by common shares outstanding. Tangible stockholders’ equity is a “Non-GAAP” financial measure, as discussed in the following section.
(5)	Net income divided by average assets.
(6)	Net income divided by average stockholders’ equity.
(7)	Net interest income divided by average interest-earning assets. Computed on a tax-equivalent basis using the statutory federal tax rate.
(8)	Noninterest expense divided by the sum of net interest income and noninterest income.
(9)	Dividends declared per share divided by basic earnings per share.
(10)	Nonperforming loans receivable, excluding loans held for sale, consist of nonaccrual loans receivable, and loans receivable past due 90 days or more still accruing interest.
(11)	Nonperforming assets consist of nonperforming loans receivable and real estate owned.
(12)	Amounts calculated on annualized net income.

Non-GAAP Financial Measures

The Company provides certain supplemental financial information by methods other than in accordance with U.S. GAAP, including tangible assets, tangible stockholders' equity and tangible book value per share. These non-GAAP measures are used by management in analyzing Hanmi Financial’s capital strength.

Tangible equity is calculated by subtracting goodwill and other intangible assets (principally core deposit intangibles) from stockholders’ equity. Banking and financial institution regulators also exclude goodwill and core deposit intangibles from stockholders’ equity when assessing the capital adequacy of a financial institution.

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

Tangible Assets, Tangible Stockholders’ Equity and Tangible Book Value Per Share

The following table reconciles these non-GAAP performance measures to the most comparable GAAP performance measures as of the dates indicated:

	March 31,
	2020	2019
	(in thousands, except per share data)
Total assets	$5,617,690	$5,571,068
Less goodwill and other intangible assets	(11,808)	(12,105)
Tangible assets	$5,605,882	$5,558,963
Total stockholders' equity (1)	$552,958	$564,292
Less goodwill and other intangible assets	(11,808)	(12,105)
Tangible stockholders' equity (1)	$541,150	$552,187

Stockholders' equity to assets	9.84%	10.13%
Tangible common equity to tangible assets (1)	9.65%	9.93%
Common shares outstanding	30,622,741	30,860,533

Book value per share	$18.06	$18.29
Effect of goodwill and other intangible assets	(0.39)	(0.40)
Tangible common equity per common share	$17.67	$17.89

(1)	There were no preferred shares outstanding at the periods indicated.

Executive Overview

Net income was $2.4 million, or $0.08 per diluted share, for the three months ended March 31, 2020 compared with $14.7 million, or $0.48 per share, for the same period a year ago. The decline in net income for the quarter reflects primarily an increase in credit loss expense.

The Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses, which replaced the incurred loss methodology for estimating credit losses with a forward-looking current expected credit losses (“CECL”) methodology.  The adoption resulted in a $17.4 million increase to the beginning balance of the allowance for credit losses, a $0.3 million decrease to the beginning balance of the allowance for off-balance sheet-items and an after-tax charge of $12.2 million to the beginning balance of retained earnings.

For the first quarter of 2020, credit loss expense was $15.7 million compared with $1.1 million for the first quarter of 2019.  The 2020 first quarter expense included a $7.4 million specific qualitative provision for COVID-19 crisis, a $4.9 provision primarily related to changes in other qualitative factors, a $2.6 million specific provision for the previously identified troubled loan relationship and a $0.8 million provision for off-balance sheet items.

Other financial highlights include the following:

Cash and due from banks increased $168.9 million as of March 31, 2020 when compared to December 31, 2019, primarily from increased borrowings. The increase in borrowings was largely intended to boost bank liquidity amid disruptions caused to businesses and individuals by the outbreak of COVID-19.

Loans receivable, before the allowance for credit losses, were $4.54 billion at March 31, 2020 compared with $4.61 billion at December 31, 2019.  The decrease reflects, in part, the continued strategy of allowing residential mortgages to run-off and shifting the mix of the portfolio to higher-yielding loans.

Deposits were $4.58 billion at March 31, 2020 compared with $4.70 billion at December 31, 2019. The decrease reflects principally the decline in higher-costing time deposits.

Return on average assets for the three months ended March 31, 2020 and 2019 was 0.17 percent and 1.09 percent respectively, while the return on average stockholders’ equity was 1.69 percent and 10.62 percent for the same respective periods.

Tangible book value per share was $17.67 at March 31, 2020 compared with $17.90 at December 31, 2019; tangible stockholders’ equity to tangible assets was 9.65 percent at March 31, 2020 compared with 9.98 percent at December 31, 2019.

The Bank continues to be well-capitalized at March 31, 2020 with a Total risk-based capital ratio of 14.29 percent, a Tier-1 risk-based capital ratio of 13.12 percent, a Common Equity Tier 1 capital ratio of 13.12 percent and a Tier 1 leverage ratio of 11.35 percent.

Results of Operations

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets, and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on loans receivable are affected principally by changes to interest rates, the demand for loans receivable, the supply of money available for lending purposes, and other competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve.

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

	Three Months Ended
	March 31, 2020			March 31, 2019
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(in thousands)
Interest-earning assets:
Loans receivable (1)	$4,518,395	$54,648	4.86%	$4,533,120	$58,334	5.22%
Securities (2)	623,711	3,655	2.34%	589,547	3,597	2.44%
FHLB stock	16,385	289	7.10%	16,385	289	7.15%
Interest-bearing deposits in other banks	104,513	333	1.28%	53,022	335	2.56%
Total interest-earning assets	5,263,004	58,925	4.50%	5,192,074	62,555	4.89%

Noninterest-earning assets:
Cash and due from banks	97,896			108,992
Allowance for credit losses	(61,054)			(31,982)
Other assets	204,807			171,867
Total assets	$5,504,653			$5,440,951

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$82,934	$21	0.10%	$85,291	$29	0.14%
Money market and savings	1,687,013	4,780	1.14%	1,526,710	5,677	1.51%
Time deposits	1,522,745	7,942	2.10%	1,852,562	9,977	2.18%
Total interest-bearing deposits	3,292,692	12,743	1.56%	3,464,563	15,683	1.84%
Borrowings	130,659	496	1.53%	10,611	71	2.71%
Subordinated debentures	118,444	1,712	5.78%	117,863	1,772	6.01%
Total interest-bearing liabilities	3,541,795	14,951	1.70%	3,593,037	17,526	1.98%

Noninterest-bearing liabilities:
Demand deposits: noninterest-bearing	1,333,697			1,251,659
Other liabilities	69,205			36,218
Stockholders' equity	559,956			560,037
Total liabilities and stockholders' equity	$5,504,653			$5,440,951

Net interest income (taxable equivalent basis)		$43,974			$45,029

Cost of deposits (3)			1.11%			1.35%
Net interest spread (taxable equivalent basis) (4)			2.80%			2.91%
Net interest margin (taxable equivalent basis) (5)			3.36%			3.52%

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.
(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended
	March 31, 2020 vs March 31, 2019
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$(166)	$(3,520)	$(3,686)
Securities (2)	206	(148)	58
FHLB stock	—	—	—
Interest-bearing deposits in other banks	222	(224)	(2)
Total interest and dividend income	$262	$(3,892)	$(3,630)

Interest expense:
Demand: interest-bearing	$(1)	$(7)	$(8)
Money market and savings	576	(1,473)	(897)
Time deposits	(1,687)	(348)	(2,035)
Borrowings	469	(44)	425
Subordinated debentures	9	(69)	(60)
Total interest expense	$(634)	$(1,941)	$(2,575)
Change in net interest income	$896	$(1,951)	$(1,055)

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Interest and dividend income, on a taxable equivalent basis, decreased $3.6 million, or 5.8 percent, to $58.9 million for the three months ended March 31, 2020 from $62.6 million for the same period in 2019. Interest expense decreased $2.6 million, or 14.7 percent, to $15.0 million for the three months ended March 31, 2020 from $17.5 million for the same period in 2019. For the three months ended March 31, 2020 and 2019, net interest income, on a taxable equivalent basis, was $44.0 million and $44.9 million, respectively. Net interest income decreased during the three months ended March 31, 2020 compared with the same period in 2019 mainly due to decreases in yields on loans, offset by decreases in the average rates paid on interest-bearing deposits and the decline in the average balance of time deposits. The net interest spread and net interest margin, on a taxable equivalent basis, for the three months ended March 31, 2020 were 2.80 percent and 3.36 percent, respectively, compared with 2.91 percent and 3.52 percent, respectively, for the same period in 2019.

The average balance of interest-earning assets increased $70.9 million, or 1.37 percent, to $5.26 billion for the three months ended March 31, 2020 from $5.19 billion for the same period in 2019. The average balance of loans receivable decreased $14.7 million, or 0.32 percent, to $4.52 billion for the three months ended March 31, 2020 from $4.53 billion for the same period in 2019. The average balance of interest-bearing liabilities decreased $51.2 million, or 1.43 percent, to $3.54 billion for the three months ended March 31, 2020, compared with $3.59 billion for the same period in 2019.

The average yield on interest-earning assets, on a taxable equivalent basis, decreased 39 basis points to 4.50 percent for the three months ended March 31, 2020 from 4.89 percent for the same period in 2019, primarily due to the decrease in the general level of interest rates and the mix of interest-earning assets. The average cost of interest-bearing liabilities decreased by 28 basis points to 1.70 percent for the three months ended March 31, 2020 from 1.98 percent for the same period in 2019, mainly due to lower market interest rates and a smaller percentage of higher-costing time deposits and money market and savings deposits in the portfolio.

Credit Loss Expense

For the first quarter of 2020, credit loss expense was $15.7 million compared with $1.1 million for the first quarter of 2019.  The 2020 first quarter expense included a $7.4 million specific qualitative provision for COVID-19 crisis, a $4.9 million provision primarily related to changes in other qualitative factors, a $2.6 million specific provision for the previously identified troubled loan relationship and a $0.8 million provision for off-balance sheet items.

See also “Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount
	(in thousands)
Service charges on deposit accounts	$2,400	$2,358	$42
Trade finance and other service charges and fees	986	$1,124	(138)
Servicing income	561	357	204
Bank-owned life insurance income	277	280	(3)
All other operating income	846	484	362
Service charges, fees & other	5,070	4,603	467
Gain on sale of SBA loans	1,154	926	228
Net gain (loss) on sales of securities	—	725	(725)
Total noninterest income	$6,224	$6,254	$(30)

For the three months ended March 31, 2020, noninterest income was $6.2 million, a decrease of $30,000, or 0.5 percent, compared with $6.3 million for the same period in 2019. Loan servicing income increased due to lower amortization of servicing assets while other operating income increased on higher levels of interchange income. There were no securities transactions for the first quarter of 2020. Securities transactions for the year ago period resulted in gains of $0.7 million. Gains on sales of SBA loans were $1.2 million for the first quarter of 2020 compared with $0.9 million for the same period a year ago. Sales volumes were $18.2 million and $15.5 million for the respective quarters while trade premiums were 8.35% and 7.43% for the respective quarters.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount
	(in thousands)
Salaries and employee benefits	$17,749	$15,738	$2,011
Occupancy and equipment	4,475	4,521	(46)
Data processing	2,669	2,083	586
Professional fees	1,915	1,649	266
Supplies and communications	781	844	(63)
Advertising and promotion	734	760	(26)
All other operating expenses	2,743	3,728	(985)
Subtotal	31,066	29,323	1,743
Provision expense (income) for losses on off-balance sheet items (1)	—	(339)	339
Other real estate owned expense	2	81	(79)
Total noninterest expense	$31,068	$29,065	$2,003

(1)

Provision expense (income) for losses on off-balance sheet items is now included in credit loss expense; the provision for losses on off-balance sheet items was $823,000 for the three-months ended March 31, 2020.

For the three months ended March 31, 2020, noninterest expense was $31.1 million, an increase of $2.0 million, or 6.9 percent, compared with $29.1 million for the same period in 2019. The increase was due primarily to an increase in salaries and employee benefits primarily due to a reduction in employee sick time expense during the three months ended March 31, 2019.

Income Tax Expense

Income tax expense was $1.0 million and $6.3 million representing an effective income tax rate of 30.7 percent and 30.0 percent for the three months ended March 31, 2020 and 2019, respectively. The increase in the effective tax rate for the three months ended March 31, 2020, compared to the same period in 2019 was principally due to lower tax-exempt interest and dividends.

Financial Condition

Securities

As of March 31, 2020, our securities portfolio consisted of U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and, to a lesser extent, U.S. Treasury securities. Most of these securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of March 31, 2020 and December 31, 2019.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on securities as of the dates indicated:

	March 31, 2020			December 31, 2019
		Estimated	Unrealized		Estimated	Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(in thousands)
Securities available for sale:
U.S. Treasury securities	$24,988	$25,408	$420	$34,947	$35,206	$259
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	413,350	425,356	12,007	406,813	410,800	3,987
Collateralized mortgage obligations	150,950	154,825	3,875	164,232	164,592	360
Debt securities	16,242	16,617	375	23,733	23,879	146
Total U.S. government agency and sponsored agency obligations	580,542	596,798	16,256	594,778	599,271	4,493
Total securities available for sale	$605,530	$622,206	$16,676	$629,725	$634,477	$4,752

As of March 31, 2020, securities available for sale decreased $12.3 million, or 1.9 percent, to $622.2 million, compared with $634.5 million as of December 31, 2019. The decrease was due to $50.0 million of proceeds from matured, called and repayment of securities, offset by $26.4 million of purchases and an $11.9 million increase in net unrealized gains. As of March 31, 2020, securities available for sale had a net unrealized gain of $16.7 million, comprised of $16.7 million of unrealized gains and $30,000 of unrealized losses. As of December 31, 2019, securities available for sale had net unrealized gains of $4.8 million, comprised of $5.6 million of unrealized gains and $801,000 of unrealized losses.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their weighted- average yield as of March 31, 2020:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands)
Securities available for sale:
U.S. Treasury securities	$14,995	2.65%	$9,994	2.67%	$—	—	$—	—	$24,988	2.66%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	9,855	2.30%	47,225	2.24%	125,718	2.48%	230,551	2.47%	413,350	2.44%
Collateralized mortgage obligations	20	1.62%	2,683	1.53%	22,330	2.11%	125,917	2.29%	150,950	2.25%
Debt securities	—	0.00%	16,242	2.11%	—	0.00%	—	—	16,242	2.11%
Total U.S. government agency and sponsored agency obligations	9,875	2.30%	66,150	2.18%	148,048	2.43%	356,469	2.41%	580,542	2.38%
Total securities available for sale	$24,870	2.51%	$76,144	2.24%	$148,048	2.43%	$356,469	2.41%	$605,530	2.39%

Loans Receivable

The following table shows the loans portfolio composition by type as of the dates indicated, excluding loans held for sale:

	March 31, 2020	December 31, 2019
	(in thousands)
Real estate loans:
Commercial property
Retail	$818,045	$869,302
Hospitality	884,511	922,288
Other (1)	1,420,824	1,358,432
Total commercial property loans	3,123,380	3,150,022
Construction	63,809	76,455
Residential property	379,116	402,028
Total real estate loans	3,566,305	3,628,505
Commercial and industrial loans	472,714	484,093
Leases receivable	492,527	483,879
Consumer loans (2)	12,090	13,670
Loans receivable	4,543,636	4,610,147
Allowance for credit losses	(66,500)	(61,408)
Loans receivable, net	$4,477,136	$4,548,739

(1)

Includes, among other types, mixed-use, apartment, office, industrial, gas stations, faith-based facilities and warehouse; all other property types represent less than one percent of total loans receivable.

(2)	Consumer loans include home equity lines of credit of $7.8 million and $8.2 million as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020 and December 31, 2019, net loans receivable was $4.48 billion and $4.55 billion, respectively, representing a decrease of $71.6 million, or 1.6 percent. The decrease in net loans receivable as of March 31, 2020 compared with December 31, 2019 was attributable to a decrease of new loan production by $172.7 million, offset by lower payoffs of $82.3 million, and an increase in the allowance for credit losses by $5.1 million.

Industry

Our loans receivable portfolio included the following concentrations of loans to one type of industry that were greater than 10.0 percent of loans receivable outstanding:

		Percentage of
	Balance as of	Loans Receivable
	March 31, 2020	Outstanding
	(in thousands)
Lessor of nonresidential buildings	$1,294,547	28.5%
Hospitality	$946,353	20.8%

There was no other concentration of loans receivable to any one type of industry exceeding 10.0 percent of loans receivable outstanding.

Loan Quality Indicators

As of March 31, 2020 and December 31, 2019, pass/pass-watch, special mention and classified loans, disaggregated by loan class, were as follows:

	Pass/Pass- Watch	Special Mention	Classified	Total
	(in thousands)
March 31, 2020
Real estate loans:
Commercial property
Retail	$812,841	$—	$5,204	$818,045
Hospitality	880,567	—	3,944	884,511
Other	1,385,625	6,436	28,763	1,420,824
Total commercial property loans	3,079,033	6,436	37,911	3,123,380
Construction	38,617	—	25,192	63,809
Residential property	375,655	1,323	2,138	379,116
Total real estate loans	3,493,305	7,759	65,241	3,566,305
Commercial and industrial loans	444,331	12,496	15,887	472,714
Leases receivable	486,134	—	6,393	492,527
Consumer loans	10,696	690	704	12,090
Total loans receivable	$4,434,466	$20,945	$88,225	$4,543,636

December 31, 2019
Real estate loans:
Commercial property
Retail	$859,739	$2,835	$6,728	$869,302
Hospitality	915,834	939	5,515	922,288
Other	1,329,817	7,807	20,809	1,358,432
Total commercial property loans	3,105,390	11,580	33,052	3,150,022
Construction	36,956	1,613	37,886	76,455
Residential property	398,737	2,512	779	402,028
Total real estate loans	3,541,082	15,705	71,718	3,628,505
Commercial and industrial loans	458,184	10,222	15,687	484,093
Leases receivable	477,977	—	5,902	483,879
Consumer loans	12,247	705	718	13,670
Total loans receivable	$4,489,491	$26,632	$94,025	$4,610,147

Classified loans were $88.2 million at March 31, 2020 compared with $94.0 million at the end of 2019, while special mention loans were $20.9 million at the end of the first quarter compared with $26.6 million at December 31, 2019. The decrease in classified loans primarily reflects the charge-off of the previously identified troubled loan relationship, offset by the addition of two film-tax credit loans totaling $12.6 million.

Nonperforming Loans and Nonperforming Assets

Nonperforming loans consist of loans receivable on nonaccrual status and loans 90 days or more past due and still accruing interest. Nonperforming assets consist of nonperforming loans and OREO. Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless we believe the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on nonaccrual status earlier, depending upon the individual circumstances surrounding the loan's delinquency. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for nonaccrual. OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale.

Except for nonperforming loans set forth in the table below and the matters described in the following paragraph, we are not aware of any other loans as of March 31, 2020 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date. We cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

On March 22, 2020, banking regulators issued a statement titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19.  Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 and until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates.  Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due.  These include short-term, 90 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.  As of April 30, the Bank approved 1,242 modification requests representing $707 million of loans and leases or 16% of the loan portfolio.

The following table provides information with respect to the components of nonperforming assets as of the dates indicated:

			Increase (Decrease)
	March 31, 2020	December 31, 2019	Amount	Percentage
	(in thousands)
Nonperforming loans:
Real estate loans:
Commercial property
Retail	$—	$277	$(277)	-100.0%
Hospitality	—	225	(225)	-100.0%
Other	18,066	14,864	3,203	21.5%
Total commercial property loans	18,066	15,366	2,700	17.6%
Construction	13,228	27,201	(13,973)	-51.4%
Residential property	2,711	1,124	1,587	141.2%
Total real estate loans	34,005	43,691	(9,686)	-22.2%
Commercial and industrial loans	5,282	13,479	(8,197)	-60.8%
Leases receivable	6,393	5,902	491	8.3%
Consumer loans	703	689	14	2.1%
Total nonaccruing loans	46,383	63,761	(17,377)	-27.3%
Loans 90 days or more past due and still accruing	5,843	—	5,843	100.0%
Total nonperforming loans (1)	52,226	63,761	(11,535)	-18.1%
Other real estate owned	63	63	(0)	0.0%
Total nonperforming assets	$52,289	$63,824	$(11,535)	-18.1%

Nonperforming loans as a percentage of loans	1.15%	1.38%
Nonperforming assets as a percentage of assets	0.93%	1.15%
Performing troubled debt restructured loans	$758	$830

(1)	Includes nonperforming TDRs of $29.4 million and $55.5 million as of March 31, 2020 and December 31, 2019, respectively.

Nonperforming loans were $52.2 million and $63.8 million as of March 31, 2020 and December 31, 2019, respectively. The decrease reflects principally the $25.2 million charge-off of the troubled loan relationship and the addition of $5.5 million loan past due 90-days or more and still accruing with film-tax credit collateral and in the process of collection.

Delinquent loans (defined as 30 to 89 days past due and still accruing) were $10.0 million as of March 31, 2020 compared with $10.3 million as of December 31, 2019.

As of March 31, 2020, OREO consisted of two properties with a combined carrying value of $63,000, which remained unchanged from December 31, 2019.

The following table provides information with respect to the amortized cost basis of nonperforming loans:

	March 31, 2020
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Retail	$—	$—	$—	$—
Hospitality	—	—	—	—
Other	16,788	1,278	—	18,066
Commercial property loans	16,788	1,278	—	18,066
Construction loans	13,228	—	—	13,228
Residential property loans	2,677	34	—	2,711
Total real estate loans	32,693	1,313	—	34,005
Commercial and industrial loans	4,484	798	5,520	10,802
Leases receivable	855	5,538	323	6,716
Consumer loans	675	28	—	703
Total nonperforming loans	$38,707	$7,676	$5,843	$52,226

Individually Evaluated Loans

Prior to the adoption of ASU 2016-13, impaired loans were measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan was collateral dependent, less estimated costs to sell. If the estimated value of the impaired loan was less than the recorded investment in the loan, we charged-off the deficiency against the allowance for credit losses or we established a specific allowance in the allowance for credit losses. Additionally, we excluded from the quarterly migration analysis impaired loans when determining the amount of the allowance for credit losses required for the period.

We review, under ASU 2016-13, all loans on an individual basis when they do not share similar risk characteristics with loan pools.

The following table provides information on individually evaluated loans as of March 31, 2020 and impaired loans as of December 31, 2019:

	March 31, 2020		December 31, 2019
	Recorded Investment	Percentage	Recorded Investment	Percentage
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$156	0.3%	$434	0.7%
Hospitality	—	0.0%	244	0.4%
Other	18,066	38.2%	14,864	22.9%
Total commercial property loans	18,222	38.5%	15,542	24.0%
Construction	13,228	28.0%	27,201	42.0%
Residential property	2,711	5.7%	1,124	1.7%
Total real estate loans	34,161	72.2%	43,867	67.7%
Commercial and industrial loans	5,445	11.5%	13,700	21.2%
Leases receivable	6,393	13.5%	5,902	9.1%
Consumer loans	1,298	2.8%	1,297	2.0%
Total	$47,297	100.0%	$64,766	100.0%

Individually evaluated loans decreased $17.5 million, or 27.0 percent, to $47.3 million as of March 31, 2020, from $64.8 million at December 31, 2019, principally due to the $25.2 million charge off of a $40.0 million troubled loan relationship (comprised of $13.5 million construction/land loan charge off and an $11.7 million commercial business loan charge-off). Specific allowances associated with individually evaluated loans were $1.9 million as of March 31, 2020 compared with $25.8 million as of December 31, 2019.

During the three months ended March 31, 2020, we would have recognized $1.6 million of interest income had loans individually evaluated performed in accordance with their original terms. During the three months ended March 31, 2019, we would have recognized $0.9 million of interest income had impaired loans receivable performed in accordance with their original terms. Of these amounts, we actually recognized interest income of $0.1 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.

Troubled Debt Restructuring (TDR)

The following table provides information on TDRs as of the dates indicated:

	March 31, 2020			December 31, 2019
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(in thousands)
Real estate loans	$27,708	$—	$27,708	$41,798	$—	$41,798
Commercial and industrial loans	1,009	164	1,173	12,991	222	13,213
Consumer loans	675	595	1,270	689	608	1,297
Total	$29,392	$758	$30,150	$55,478	$830	$56,308

For the three months ended March 31, 2020, we did not restructure any loans classified as TDRs.

As of March 31, 2020, TDRs on an accrual status were $758,000, all of which were temporary interest rate and payment reductions, extensions of maturity, or principal deferrals of which an $11,000 allowance relating to these loans was included in the allowance for credit losses. For the TDRs on an accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of March 31, 2020, TDRs on a nonaccrual status were $29.4 million, and a $15.8 million allowance relating to these loans was included in the allowance for credit losses.

As of December 31, 2019, TDRs on an accrual status were $830,000, all of which were temporary interest rate and payment reductions, extensions of maturity, or principal deferrals of which a $29,000 allowance relating to these loans was included in the allowance for credit losses. As of December 31, 2019, TDRs on a nonaccrual status were $55.5 million, and a $22.7 million allowance relating to these loans was included in the allowance for credit losses.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

At March 31, 2020, the Company used the discounted cash flow (DCF) method to estimate allowances for credit losses for the commercial property, construction, and residential real estate loan portfolios, the commercial and industrial loan portfolio, and the consumer loan portfolio. For all loan pools utilizing the DCF method, the Company utilizes and forecasts the national unemployment rate as the primary loss driver. The Company also utilizes and forecasts either the annualized average return rate from the National Council of Real Estate Investment Fiduciaries (NCREIF) Property Index for commercial real estate loans or the one-year percentage change in the S&P/Case-Shiller U.S National Home Price Index (NHPI) for residential real estate loans as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses.

For all DCF models at March 31, 2020, the Company determined that four-quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over twelve quarters on a straight-line basis. As of and for the quarter ended March 31, 2020, the Company leverages economic projections from the quarterly Federal Open Market Committee (FOMC) and the Federal Reserve Economic Database (FRED) to inform its loss driver forecasts over the four-quarter forecast period. For each of these loan segments, the Company applies an expected loss ratio based on the discounted cash flows adjusted as appropriate for qualitative factors. Qualitative loss factors are based on the Company's judgment of company, market, industry or business specific data, changes in the underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, nonperforming and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

The Company used the Probability of Default/Loss Given Default (PD/LGD) method for the SBA portfolio to accommodate the unique nature of these loans. Although the PD/LGD methodology is an element of the DCF model, the stand-alone PD/LGD methodology minimizes complications related to the characteristics of SBA loans. A uniqueness of the SBA portfolio is that the U.S. Small Business Administration policy requires servicers to undertake all reasonable collection efforts before charging-off the loan. As a result, the recovery rate for SBA loans tend to be more volatile and not intuitively correlated to economic factors.

The Company used a Weighted Average Remaining Maturity (WARM) method to estimate expected credit losses for equipment financing agreements or the equipment lease receivables portfolio. The Company applied an expected loss ratio based on internal historical losses adjusted as appropriate for qualitative factors. The Company's evaluation of  market, industry or business specific data, changes in the underlying portfolio composition, trends relating to credit quality, delinquency, nonperforming and adversely rated leases, and reasonable and supportable forecasts of economic conditions inform the estimate of qualitative factors.

The allowance for credit losses was $66.5 million at March 31, 2020 compared with $61.4 million at December 31, 2019.  The allowance attributed to loans individually evaluated for impairment was $1.9 million at March 31, 2020 compared with $25.8 million at December 31, 2019, the decline primarily reflecting the $25.2 million charge-off of the previously identified troubled loan relationship.  The allowance attributed loans collectively evaluated for impairment was $64.6 million at March 31, 2020 compared with $35.6 million at December 31, 2019.  The increase principally reflects the change in the accounting described above.

The following tables reflect our allocation of the allowance for credit losses by loan category:

	March 31, 2020				December 31, 2019
	Allowance		Total		Allowance		Total
	Amount	Percentage	Loans	Percentage	Amount	Percentage	Loans	Percentage
	(in thousands)
Real estate loans:
Commercial property
Retail	$6,651	10.0%	$818,045	18.0%	$4,911	8.0%	$869,302	18.9%
Hospitality	12,499	18.8%	884,511	19.5%	6,686	10.9%	922,288	20.0%
Other	15,664	23.6%	1,420,824	31.3%	8,060	13.1%	1,358,432	29.4%
Total commercial property loans	34,814	52.4%	3,123,380	68.7%	19,657	32.0%	3,150,022	68.3%
Construction	2,207	3.3%	63,809	1.4%	15,003	24.4%	76,455	1.7%
Residential property	1,962	3.0%	379,116	8.3%	1,695	2.8%	402,028	8.7%
Total real estate loans	38,983	58.7%	3,566,305	78.5%	36,355	59.2%	3,628,505	78.7%
Commercial and industrial loans	11,588	17.4%	472,714	10.4%	16,206	26.4%	484,093	10.5%
Leases receivable	15,780	23.7%	492,527	10.8%	8,767	14.3%	483,879	10.5%
Consumer loans	149	0.2%	12,090	0.3%	80	0.1%	13,670	0.3%
Total	$66,500	100.0%	$4,543,636	100.0%	$61,408	100.0%	$4,610,147	100.0%

The following table set forth certain information regarding the allowance for credit losses and the allowance for credit losses related to off-balance sheet items for the periods presented.

	As of and For the Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Allowance for credit losses:
Balance at beginning of period	$61,408	$31,974
Adjustment related to adoption of ASU 2016-13	17,433	—
Adjusted balance as of January 1, 2020	78,841	31,974
Less loans receivable charged off	27,473	1,107
Recoveries on loans receivable previously charged-off	(216)	(912)
Provision for loan losses	14,916	1,117
Ending balance	$66,500	$32,896

Allowance for credit losses related to off-balance sheet items:
Balance at beginning of period	$2,397	$1,439
Adjustment related to adoption of ASU 2016-13	(335)	—
Adjusted balance as of January 1, 2020	2,062	1,439
Provision (income) for off-balance sheet items	823	(339)
Ending balance	$2,885	$1,100

Ratios:
Net loan charge-offs (recoveries) to average loans, annualized	2.41%	0.02%
Allowance for credit losses to loans	1.46%	0.72%
Net loan charge-offs (recoveries) to allowance for credit losses, annualized	163.95%	2.37%
Allowance for credit losses to nonperforming loans	127.33%	82.16%

Balance:
Average loans during period	4,518,395	4,533,120
Loans at end of period	4,543,636	4,575,620
Nonperforming loans at end of period	52,226	40,041
The allowance for credit losses was $66.5 million as of March 31, 2020 generating an allowance for credit losses to loans of 1.46% compared with 0.72% at March 31, 2019. The increase principally reflects the change in the accounting for the allowance for credit losses previously described.

The allowance for credit losses at March 31, 2020 included a $7.4 million specific qualitative amount for the uncertainties arising from the COVID-19 crisis. The Company analyzed the segments of the portfolio believed to be the most vulnerable to the crisis at this time – hospitality, food service and retail – representing approximately $1.0 billion of the portfolio. For these segments, the Company used varying revenue shocks to identify post-stressed real estate secured loans with debt-service-coverage ratios of one or less and compared those to estimated post-stressed real estate valuations as well as peak historical loss rates for unsecured loans in developing this estimate. The Company recognizes the inherent uncertainties in this estimate and the effects this crisis may have on our borrowers. The Company expects the estimate of the allowance for credit losses will change in future periods because of changes in economic conditions, economic forecasts, and other factors.

The allowance for credit losses related to off-balance sheet items, primarily unfunded loan commitments, was $2.9 million and $1.1 million as of March 31, 2020 and 2019, respectively.

The following table presents a summary of net charge-offs and recoveries:

	As of and for the Three Months Ended
	Charge- offs	Recoveries	Net Charge- Offs (Recoveries)
	(in thousands)
March 31, 2020
Real estate loans	$14,142	$(58)	$14,084
Commercial and industrial loans	12,150	(84)	12,066
Leases receivable	1,181	(74)	1,107
Total	$27,473	$(216)	$27,257

March 31, 2019
Real estate loans	$122	$(440)	$(318)
Commercial and industrial loans	133	(382)	(249)
Leases receivable	852	(90)	762
Total	$1,107	$(912)	$195

For the three months ended March 31, 2020, total charge-offs were $27.5 million, an increase of $26.4 million, from $1.1 million for the same period in 2019. The first quarter of 2020 included a $25.2 million charge off of a $40.0 million troubled loan relationship (comprised of $13.5 million real estate loan charge off and an $11.7 million commercial and industrial loan charge off). Charge-offs were offset by recoveries during the three months ended March 31, 2020 of $0.2 million, a decrease of $0.7 million, from $0.9 million for the same period in 2019.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	March 31, 2020		December 31, 2019
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$1,366,270	29.8%	$1,391,624	29.6%
Interest-bearing:
Demand	87,313	1.9%	84,323	1.8%
Money market and savings	1,648,022	36.0%	1,667,096	35.5%
Time deposits of $100,000 or more (1)	1,343,342	29.3%	1,402,063	29.8%
Other time deposits	137,121	3.0%	153,856	3.3%
Total deposits	$4,582,068	100.0%	$4,698,962	100.0%

(1)	Includes $313.3 million and $299.9 million of time deposits of $250,000 or more as of March 31, 2020 and December 31, 2019, respectively.

Deposits decreased $116.9 million, or 2.5 percent, to $4.58 billion as of March 31, 2020 from $4.70 billion as of December 31, 2019. The decrease in deposits was mainly attributable to the $58.7 million decrease in time deposits of $100,000 or more.

Borrowings

At March 31, 2020, the Bank had $150.0 million in term advances from the FHLB compared with $75.0 million at December 31, 2019.  Overnight advances were $150.0 million and $15.0 million at the end of each respective period.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below). The Company compares this stress simulation to policy limits, which specify the maximum tolerance level for net interest income exposure over a 1- to 12-month and a 13- to 24- month horizon, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
Change in	1- to 12-Month Horizon		13- to 24-Month Horizon
Interest	Dollar	Percentage	Dollar	Percentage
Rate	Change	Change	Change	Change
	(dollars in thousands)
300%	$8,750	4.60%	$26,992	13.91%
200%	$5,617	2.95%	$18,339	9.45%
100%	$3,141	1.65%	$10,434	5.38%
(100%)	$(714)	(0.38%)	$(4,138)	(2.13%)

Change in	Economic Value of Equity (EVE)
Interest	Dollar	Percentage
Rate	Change	Change
	(dollars in thousands)
300%	$89,316	18.81%
200%	$68,341	14.39%
100%	$42,735	9.00%
(100%)	$(85,986)	(18.11%)

The estimated sensitivity does not necessarily represent our forecast, and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including the nature and timing of interest rate levels including yield curve shape, prepayments on loans receivable and securities, pricing strategies on loans receivable and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions, including how customer preferences or competitor influences might change.

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

In response to the uncertainty surrounding the COVID-19 pandemic, the Board decided to reduce its quarterly cash dividend on its common shares for the second quarter of 2020 to $0.12 per share from $0.24 per share paid in the first quarter of 2020. The Board believes the dividend reduction is the most prudent course of action as it continues to monitor the results of operations and financial condition of the Company and expects to reevaluate the level of any subsequent regular quarterly dividends on a quarterly basis.

At March 31, 2020, the Bank’s total risk-based capital ratio of 14.29 percent, Tier 1 risk-based capital ratio of 13.12 percent, common equity Tier 1 capital ratio of 13.12 percent and Tier 1 leverage capital ratio of 11.35 percent, placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

At March 31, 2020, the Company's total risk-based capital ratio was 14.77 percent, Tier 1 risk-based capital ratio was 11.52 percent, common equity Tier 1 capital ratio was 11.09 percent and Tier 1 leverage capital ratio was 9.91 percent.

For a discussion of implemented changes to the capital adequacy framework prompted by Basel III and the Dodd- Frank Wall Street Reform and Consumer Protection Act, see our 2019 Annual Report on Form 10-K.

Liquidity

Hanmi Financial

At March 31, 2020, Hanmi Financial had $20.0 million in cash on deposit with its bank subsidiary. Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its current obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of March 31, 2020, the Bank had $300.0 million in advances from the FHLB and $224.6 million of brokered deposits.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its assets. As of March 31, 2020, the total remaining available borrowing capacity was $1.22 billion. The Bank also had unsecured federal funds lines aggregating $115.0 million with no outstanding balances as of March 31, 2020.

As a means of augmenting its liquidity, the Bank had an available borrowing source of $50.6 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $52.7 million, and had no borrowings under this source as of March 31, 2020.

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see Note 12 - Off-Balance Sheet Commitments included in the notes to unaudited consolidated financial statements in this Report and “Item 1. Business - Off-Balance Sheet Commitments” in our 2019 Annual Report on Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations described in our 2019 Annual Report on Form 10-K.

Recently Issued Accounting Standards

No newly issued standards were noted.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the first quarter 2020, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation and the identification of a material weakness in internal controls over financial reporting as described below which was originally identified during the 2019 fourth quarter, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective. The material weakness in internal control over financial reporting resulted ineffective information technology general controls (“ITGCs”) in the area of user access and segregation of duties over certain information technology (“IT”) systems that support the recording of transactions and financial reporting process. We believe that this control deficiency was a result of insufficient training of personnel around changes in our IT environment. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. Based on this material weakness, management concluded that at December 31, 2019, the Company’s internal control over financial reporting was not effective.

During the period covered by this Quarterly Report on Form 10-Q, management has been actively engaged in remediation efforts to address the material weakness noted above. The Company is enhancing its Information Technology general controls. These enhancements include strengthening user access controls and training of personnel around changes in our IT environment.  As of March 31, 2020, sufficient time has not passed to conclude that this material weakness has been remediated.

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

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home.  This has resulted in an unprecedented slow-down in economic activity, a dramatic increase in unemployment and extreme volatility in the stock market, and in particular, bank stocks, have significantly declined in value.  In response to the COVID-19 outbreak, the Federal Reserve reduced the benchmark Federal funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows.  Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.  Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause credit loss expense to increase;
•	our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us;
•	Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs;
•	potential goodwill impairment charges if acquired assets and operations are adversely affected and remain at reduced levels; and
•

due to recent legislation and government action limiting foreclosure of real property and reduced governmental capacity to effect business transactions and property transfers, we may have more difficulty taking possession of collateral supporting our loans, which may negatively impact our ability to minimize our losses, which could adversely impact our financial results.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 24, 2019, the Company announced a new stock repurchase program that authorized the repurchase of up to 5 percent of its outstanding shares or approximately 1.5 million shares of common stock. As of March 31, 2020, approximately 1.0 million shares remained available for future purchases under the current stock repurchase program. Shortly following the federal proclamation declaring a national emergency concerning the COVID-19 outbreak, Hanmi suspended its share repurchase program and does not anticipate it will consider resumption of share repurchases until the rescission of the national emergency. During the three months ended March 31, 2020, the Company acquired 425 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through vesting of Company stock awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document

10.1

Amended and Restated Employment Agreement by and among Hanmi Financial Corporation, Hanmi Bank and Romolo C. Santarosa dated February 26, 2020 (incorporated by reference herein from Exhibit 10.10 to Hanmi Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020).†

10.2

Amended and Restated Employment Agreement by and among Hanmi Financial Corporation, Hanmi Bank and Bonita I. Lee dated February 26, 2020 (incorporated by reference herein from Exhibit 10.9 to Hanmi Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020).†

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL

*	Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).
†	Constitutes a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	May 11, 2020	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)