Form 10-Q
period 2020-06-30
HANMI FINANCIAL CORP
filed 2020-08-10
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of August 3, 2020, there were 30,656,746 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries Quarterly Report on Form 10-Q

Three Months Ended June 30, 2020

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2020	2019

Assets
Cash and due from banks	$546,048	$121,678
Securities available for sale, at fair value (amortized cost of $655,500, as of June 30, 2020 and $629,725 as of December 31, 2019)	655,971	634,477
Loans held for sale, at the lower of cost or fair value	17,942	6,020
Loans receivable, net of allowance for credit losses of $86,330 as of June 30, 2020 and $61,408 as of December 31, 2019	4,739,312	4,548,739
Accrued interest receivable	21,372	11,742
Premises and equipment, net	26,412	26,070
Customers' liability on acceptances	—	66
Servicing assets	6,187	6,956
Goodwill and other intangible assets, net	11,742	11,873
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	43,286	36,787
Bank-owned life insurance	53,334	52,782
Prepaid expenses and other assets	80,172	64,610
Total assets	$6,218,163	$5,538,184

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,865,213	$1,391,624
Interest-bearing	3,344,568	3,307,338
Total deposits	5,209,781	4,698,962
Accrued interest payable	8,655	11,215
Bank's liability on acceptances	—	66
Borrowings	251,808	90,000
Subordinated debentures ($126,800 face amount less unamortized discount and debt issuance costs of $8,130) as of June 30, 2020 and ($126,800 face amount less unamortized discount and debt issuance costs of $8,423) as of December 31, 2019	118,670	118,377
Accrued expenses and other liabilities	81,813	56,297
Total liabilities	5,670,727	4,974,917
Stockholders' equity:
Preferred Stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,495,913 shares (30,657,629 shares outstanding) as of June 30, 2020 and issued 33,475,402 shares (30,799,624 shares outstanding) as of December 31, 2019	33	33
Additional paid-in capital	577,211	575,816
Accumulated other comprehensive income, net of tax expense of $136 as of June 30, 2020 and $1,370 as of December 31, 2019	335	3,382
Retained earnings	88,859	100,551
Less treasury stock; 2,838,284 shares as of June 30, 2020 and 2,675,778 shares as of December 31, 2019	(119,002)	(116,515)
Total stockholders' equity	547,436	563,267
Total liabilities and stockholders' equity	$6,218,163	$5,538,184

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest and dividend income:
Interest and fees on loans receivable	$52,230	$56,872	$106,878	$115,206
Interest on securities	3,225	3,770	6,880	7,226
Dividends on FHLB stock	203	283	492	572
Interest on deposits in other banks	78	557	411	892
Total interest and dividend income	55,736	61,482	114,661	123,896
Interest expense:
Interest on deposits	8,889	16,728	21,631	32,410
Interest on borrowings	760	—	1,256	72
Interest on subordinated debentures	1,645	1,764	3,357	3,536
Total interest expense	11,294	18,492	26,244	36,018
Net interest income before credit loss expense	44,442	42,990	88,417	87,878
Credit loss expense	24,594	16,699	40,333	17,816
Net interest income after credit loss expense	19,848	26,291	48,084	70,062
Noninterest income:
Service charges on deposit accounts	2,032	2,486	4,432	4,844
Trade finance and other service charges and fees	961	1,204	1,948	2,328
Gain on sale of Small Business Administration ("SBA") loans	—	1,060	1,154	1,986
Net gain on sales of securities	15,712	570	15,712	1,295
Other operating income	2,226	2,409	3,908	3,530
Total noninterest income	20,931	7,729	27,154	13,983
Noninterest expense:
Salaries and employee benefits	14,701	16,881	32,450	32,619
Occupancy and equipment	4,508	3,468	8,983	7,989
Data processing	2,804	2,140	5,473	4,223
Professional fees	1,545	1,983	3,460	3,632
Supplies and communications	858	649	1,639	1,493
Advertising and promotion	456	945	1,190	1,705
Other operating expenses	2,266	4,078	5,011	7,549
Total noninterest expense	27,138	30,144	58,206	59,210
Income before tax	13,641	3,876	17,032	24,835
Income tax expense	4,466	1,220	5,506	7,507
Net income	$9,175	$2,656	$11,526	$17,328
Basic earnings per share	$0.30	$0.09	$0.38	$0.56
Diluted earnings per share	$0.30	$0.09	$0.38	$0.56
Weighted-average shares outstanding:
Basic	30,426,967	30,685,301	30,447,984	30,688,698
Diluted	30,426,967	30,727,681	30,450,231	30,729,020

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$9,175	$2,656	$11,526	$17,328
Other comprehensive income (loss), net of tax:
Unrealized gain on securities:
Unrealized holding gain (loss) arising during period	(493)	6,548	11,431	13,167
Less: reclassification adjustment for net gain included in net income	(15,712)	(570)	(15,712)	(1,295)
Income tax expense (benefit) related to items of other comprehensive income	4,673	(1,721)	1,234	(3,418)
Other comprehensive income (loss), net of tax	(11,532)	4,257	(3,047)	8,454
Comprehensive income (loss)	$(2,357)	$6,913	$8,479	$25,782

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2020

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at April 1, 2019	33,153,888	(2,293,355)	30,860,533	$33	$570,432	$(1,882)	$104,771	$(109,062)	$564,292
Stock options exercised	1,250	—	1,250	—	13	—	—	—	13
Restricted stock awards, net of forfeitures	116,694	—	116,694	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	660	—	—	—	660
Restricted stock surrendered due to employee tax liability	—	(3,314)	(3,314)	—	—	—	—	(14)	(14)
Cash dividends declared (common stock, $0.24/share)	—	—	—	—	—	—	(7,406)	—	(7,406)
Net income	—	—	—	—	—	—	2,656	—	2,656
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	4,257	—	—	4,257
Balance at June 30, 2019	33,271,832	(2,296,669)	30,975,163	$33	$571,105	$2,375	$100,021	$(109,076)	$564,458

Balance at April 1, 2020	33,448,214	(2,825,473)	30,622,741	$33	$576,585	$11,867	$83,355	$(118,882)	$552,958
Restricted stock awards, net of forfeitures	47,699	—	47,699	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	626	—	—	—	626
Restricted stock surrendered due to employee tax liability	—	(12,811)	(12,811)	—	—	—	—	(120)	(120)
Cash dividends declared (common stock, $0.12/share)	—	—	—	—	—	—	(3,671)	—	(3,671)
Net income	—	—	—	—	—	—	9,175	—	9,175
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(11,532)	—	—	(11,532)
Balance at June 30, 2020	33,495,913	(2,838,284)	30,657,629	$33	$577,211	$335	$88,859	$(119,002)	$547,436

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2020

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at January 1, 2019	33,202,369	(2,273,932)	30,928,437	$33	$569,712	$(6,079)	$97,539	$(108,637)	$552,568
Stock options exercised	1,900	—	1,900	—	22	—	—	—	22
Restricted stock awards, net of forfeitures	67,563	—	67,563	—	—	—	—	—	-
Share-based compensation expense	—	—	—	—	1,371	—	—	—	1,371
Restricted stock surrendered due to employee tax liability	—	(22,737)	(22,737)	—	—	—	—	(439)	(439)
Repurchase of common stock	—	—	—	—	—	—	—	—	-
Cash dividends declared (common stock, $0.48/share)	—	—	—	—	—	—	(14,846)	—	(14,846)
Net income	—	—	—	—	—	—	17,328	—	17,328
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	8,454	—	—	8,454
Balance at June 30, 2019	33,271,832	(2,296,669)	30,975,163	$33	$571,105	$2,375	$100,021	$(109,076)	$564,458

Balance at January 1, 2020	33,475,402	(2,675,778)	30,799,624	$33	$575,816	$3,382	$100,551	$(116,515)	$563,267
Adjustment related to adopting of new accounting standards
ASU 2016-13 (See Notes 1 and 3)	—	—	—	—	—	—	(12,167)	—	(12,167)
Adjusted balance at January 1, 2020	33,475,402	(2,675,778)	30,799,624	33	575,816	3,382	88,385	(116,515)	551,101
Restricted stock awards, net of forfeitures	20,511	—	20,511	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,395	—	—	—	1,395
Restricted stock surrendered due to employee tax liability	—	(27,106)	(27,106)	—	—	—	—	(291)	(291)
Repurchase of common stock	—	(135,400)	(135,400)	—	—	—	—	(2,196)	(2,196)
Cash dividends declared (common stock, $0.36/share)	—	—	—	—	—	—	(11,052)	—	(11,052)
Net income	—	—	—	—	—	—	11,526	—	11,526
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(3,047)	—	—	(3,047)
Balance at June 30, 2020	33,495,913	(2,838,284)	30,657,629	$33	$577,211	$335	$88,859	$(119,002)	$547,436

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$11,526	$17,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,018	4,694
Share-based compensation expense	1,395	1,371
Credit loss expense	40,333	17,816
Gain on sales of securities	(15,712)	(1,295)
Gain on sales of SBA loans	(1,154)	(1,986)
Origination of SBA loans held for sale	(30,139)	(27,523)
Proceeds from sales of SBA loans	19,366	32,856
Change in bank-owned life insurance	(552)	(561)
Change in prepaid expenses and other assets	(34,409)	(3,267)
Change in income tax assets	4,930	—
Change in accrued expenses and other liabilities	23,324	(1,501)
Net cash provided by operating activities	23,926	37,932
Cash flows from investing activities:
Purchases of securities available for sale	(615,454)	(230,112)
Proceeds from matured, called and repayment of securities	108,444	63,528
Proceeds from sales of securities available for sale	495,566	113,306
Purchases of premises and equipment	(2,279)	(515)
Proceeds from disposition of premises and equipment	51	3,055
Proceeds from sales of other real estate owned ("OREO")	—	22
Change in loans receivable, excluding purchases	(244,973)	43,689
Net cash provided by (used in) investing activities	(258,645)	(7,027)
Cash flows from financing activities:
Change in deposits	510,819	14,833
Change in overnight borrowings	(15,000)	(55,000)
Proceeds from borrowings	176,808	—
Proceeds from exercise of stock options	—	22
Cash paid for surrender of vested shares due to employee tax liability	(291)	(439)
Repurchase of common stock	(2,196)	—
Cash dividends paid	(11,052)	(14,846)
Net cash provided by (used in) financing activities	659,088	(55,430)
Net increase (decrease) in cash and due from banks	424,370	(24,525)
Cash and due from banks at beginning of year	121,678	155,376
Cash and due from banks at end of period	$546,048	$130,851

Supplemental disclosures of cash flow information:
Interest expense paid	$28,804	$35,959
Income taxes paid	$99	$(3,587)
Non-cash activities:
Transfer of loans receivable to other real estate owned	$85	$—
Income tax (expense) benefit related to items of other comprehensive income	$1,234	$(3,418)
Change in unrealized (gain) loss in accumulated other comprehensive income	$4,281	$(11,872)
Change in right-of-use asset obtained in exchange for lease liability	$17,333	$43,110

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2020 and 2019

Note 1 — Organization and Basis of Presentation

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is a bank holding company whose primary subsidiary is Hanmi Bank (the “Bank”). Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operation of the Bank.

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim periods ended June 30, 2020, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”).

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

FASB ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology.  The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities.  It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases.  In addition, ASU 2016-13 made changes to the accounting for available-for sale debt securities.

The Company adopted ASU 2016-13 using the prospective transition approach for debt securities for which the Company would have recognized other-than-temporary impairment prior to January 1, 2020. However, the Company had no such securities and as a result, there was no effect on the balance sheet related to securities from the adoption of ASU 2016-13. As a result, the amortized cost basis remained the same before and after the effective date of ASU 2016-13.

The adoption of ASU 2016-13 resulted in a $17.4 million increase to the beginning balance of the allowance for credit losses, a $0.3 million decrease to the beginning balance of the allowance for off-balance sheet items, and an after-tax charge of $12.2 million to the beginning balance of retained earnings.

According to ASU 2016-13, the Bank was required to measure its expected credit losses of financial assets on a collective (pool) basis when similar risk characteristic(s) exist. The Bank segmented the loans primarily by loan types, considering that the same type of loans share considerable similar risk characteristics, including the collateral type, loan purpose, contract term, amortization and payment structure.

The Company measured expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company used a discounted cash flow (“DCF”) method, Probability of Default / Loss Given Default method (“PD/LGD”), or a Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses.

The Company’s methodologies for estimating the allowance for credit losses considered available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies applied historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that were reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. The Company’s methodologies revert to historical loss information on a straight-line basis over twelve quarters when it can no longer develop reasonable and supportable forecasts.

The Company has disaggregated the portfolios of financial assets into the following material segments of like-kind loans or leases with similar risk characteristics using the following methodologies:

The Company used the discounted cash flow (DCF) method to estimate allowances for credit losses for the commercial property, construction, and residential real estate loan portfolios, the commercial and industrial loan portfolio, and the consumer loan portfolio. For all loan pools utilizing the DCF method, the Company utilized and forecasted the national unemployment rate as the primary loss driver. The Company also utilized and forecasted either the annualized average return rate from the National Council of Real Estate Investment Fiduciaries (NCREIF) Property Index for commercial real estate loans or the one-year percentage change in the S&P/Case-Shiller U.S National Home Price Index (NHPI) for residential real estate loans as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses.

For all DCF models at January 1, 2020, the Company determined that four-quarters represented a reasonable and supportable forecast period and reverted to a historical loss rate over twelve quarters on a straight-line basis. The Company leveraged economic projections from the quarterly Federal Open Market Committee (FOMC) and the Federal Reserve Economic Database (FRED) to inform its loss driver forecasts over the four-quarter forecast period. For each of these loan segments, the Company applied an expected loss ratio based on the discounted cash flows adjusted as appropriate for qualitative factors. Qualitative loss factors are based on the Company's judgment of company, market, industry or business specific data, changes in the underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, nonperforming and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

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

The Company used a Weighted Average Remaining Maturity (WARM) method to estimate expected credit losses for equipment financing agreements or the equipment lease receivables portfolio. The Company applied an expected loss ratio based on internal historical losses adjusted as appropriate for qualitative factors. The Company's evaluation of market, industry or business specific data, changes in the underlying portfolio composition, trends relating to credit quality, delinquency, nonperforming and adversely rated leases, and reasonable and supportable forecasts of economic conditions informed the estimate of qualitative factors.

As allowed by ASU 2016-13, the Company elected to maintain pools of loans accounted for under ASC 310-30.  In accordance with the standard, management did not reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings as of the date of adoption.

The Company estimated the allowance for credit losses on loans based on the underlying assets’ amortized cost basis, which was the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of allowance for credit losses.

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

The Company used the methodologies described above in the implementation of CECL at January 1, 2020 and through March 31, 2020. The Company, however, adjusted the methodologies for the commercial property, construction, and residential real estate portfolios during the three months ended June 30, 2020 to reflect better the forecast of potential losses arising from the more unstable economic environment due to the COVID-19 pandemic.  See Note 3 - Loans for a more detailed description of the changes in the allowance for credit losses methodologies.

FASB ASU 2017-04, Intangibles-Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment, Effective January 1, 2020, the Company adopted this standard, which simplifies the subsequent measurement of goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill (i.e., the current Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Under this ASU, the impairment test is simply the comparison of the fair value of a reporting unit with its carrying amount (the current Step 1), with the impairment charge being the deficit in fair value but not exceeding the total amount of goodwill allocated to that reporting unit. The simplified one-step impairment test applies to all reporting units (including those with zero or negative carrying amounts). An entity was to apply the amendments in this ASU on a prospective basis and was required to disclose the nature of and reason for the change in accounting principle upon transition. The Company’s goodwill arose from the purchase of an equipment leasing portfolio in 2016. The equipment leasing portfolio has grown since acquisition, and the Company has concluded no impairment has occurred.

The outbreak of the novel coronavirus, also known as COVID-19 has resulted in orders for individuals to shelter-in place and restricted business activities. As a result, the operations and business results of the Company could be materially adversely affected. The extent to which the COVID-19 crisis may impact business activity or investment results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others. This uncertainty may impact the accuracy of our significant estimates, which includes the allowance for credit losses, the allowance for credit losses related to off-balance sheet items, and the valuation of intangible assets including deferred tax assets, goodwill, and servicing assets.

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
June 30, 2020
U.S. Treasury securities	$44,982	$280	$—	$45,262
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	413,278	422	(437)	413,263
Collateralized mortgage obligations	120,080	390	(176)	120,294
Debt securities	77,160	9	(17)	77,152
Total U.S. government agency and sponsored agency obligations	610,518	821	(630)	610,709
Total securities available for sale	$655,500	$1,101	$(630)	$655,971

December 31, 2019
U.S. Treasury securities	$34,947	$259	$—	35,206
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	406,813	4,334	(347)	$410,800
Collateralized mortgage obligations	164,232	792	(432)	164,592
Debt securities	23,733	168	(22)	23,879
Total U.S. government agency and sponsored agency obligations	594,778	5,294	(801)	599,271
Total securities available for sale	$629,725	$5,553	$(801)	$634,477

The amortized cost and estimated fair value of securities as of June 30, 2020, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Within one year	$45,358	$45,379
Over one year through five years	121,596	122,202
Over five years through ten years	48,702	48,812
Over ten years	439,844	439,578
Total	$655,500	$655,971

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

Gross unrealized losses on securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of June 30, 2020 and December 31, 2019:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(in thousands, except number of securities)
June 30, 2020
U.S. Treasury securities	$—	$29,988	4	$—	$—	—	$—	$29,988	4
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	(437)	192,403	23	—	—	—	(437)	192,403	23
Collateralized mortgage obligations	(176)	46,693	12	—	—	—	(176)	46,693	12
Debt securities	(17)	32,483	5	—	—	—	(17)	32,483	5
Total U.S. government agency and sponsored agency obligations	(630)	271,579	40	—	—	—	(630)	271,579	40
Total	$(630)	$301,567	44	$—	$—	—	$(630)	$301,567	44

December 31, 2019
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	$(186)	$51,261	17	$(161)	$18,757	14	$(347)	$70,018	31
Collateralized mortgage obligations	(112)	41,419	14	(320)	39,936	36	(432)	81,355	50
Debt securities	(20)	8,235	2	(3)	2,997	1	(22)	11,233	3
Total U.S. government agency and sponsored agency obligations	(318)	100,916	33	(483)	61,690	51	(801)	162,606	84
Total	$(318)	$100,916	33	$(483)	$61,690	51	$(801)	$162,606	84

The unrealized losses in the U.S. government agency and sponsored agency obligations, were caused by fluctuations in interest rates. These securities are not deemed to have credit risk due to their long history with no credit losses, and the explicit guarantee of the U.S. government of timely payment of principal and interest to investors. The Company does not intend to sell the securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Gross realized gains on sales of securities	$15,712	$634	$15,712	$1,359
Gross realized losses on sales of securities	—	(64)	—	(64)
Net realized gains on sales of securities	$15,712	$570	$15,712	$1,295
Proceeds from sales of securities	$495,566	44,119	$495,566	113,306

During the three months ended June 30, 2020 and 2019, there was a $15.7 million and $570,000 net gain in earnings resulting from the sale of securities, respectively. A net unrealized gain of $15.3 million and $792,000 related to these securities had previously been recorded in accumulated other comprehensive income as of the beginning of the period in 2020 and 2019, respectively.

During the six months ended June 30, 2020, there were $15.7 million securities sales transactions in net gains in earnings resulting from $15.3 million previously recorded for unrealized gains in accumulated other comprehensive income.  During the six months ended June 30, 2019, there were $1.3 million in net gains in earnings resulting from the sale of securities which had $586,000 in previously recorded unrealized gains in accumulated other comprehensive income.

Securities available for sale with market values of $50.0 million and $30.2 million as of June 30, 2020 and 2019, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Note 3 — Loans

Loans Receivable

Loans consisted of the following as of the dates indicated:

	June 30, 2020	December 31, 2019
	(in thousands)
Real estate loans:
Commercial property
Retail	$808,157	$869,302
Hospitality	882,812	922,288
Other (1)	1,504,916	1,358,432
Total commercial property loans	3,195,885	3,150,022
Construction	70,357	76,455
Residential property	354,064	402,028
Total real estate loans	3,620,306	3,628,505
Commercial and industrial loans	730,399	484,093
Leases receivable	462,811	483,879
Consumer loans (2)	12,126	13,670
Loans receivable	4,825,642	4,610,147
Allowance for credit losses	(86,330)	(61,408)
Loans receivable, net	$4,739,312	$4,548,739

(1)

Includes, among other types, mixed-use, apartment, office, industrial, gas stations, faith-based facilities and warehouse; all other property types represent less than one percent of total loans receivable.

(2)	Consumer loans include home equity lines of credit of $7.6 million and $8.2 million as of June 30, 2020 and December 31, 2019, respectively.

The CARES Act (the Coronavirus Aid, Relief, and Economic Security Act) was passed by Congress and signed into law by President Trump on March 27, 2020. Among other benefits, the CARES Act allows financial institutions to assist customers in dealing with financial hardship by (a) providing federal funding so that financial institutions can originate SBA loans to borrowers at a low interest rate under the Paycheck Protection Program (PPP loans) with eventual debt forgiveness should the borrower continue to meet certain criteria after the COVID-19 crisis has abated; and (b) allowing financial institutions to temporarily modify loan terms by deferring loan payments, loan fees, etc. on a short-term basis without considering them Troubled Debt Restructures.

At June 30, 2020, there were $301.8 million of PPP loans included in commercial and industrial loans in the table above.  In addition, at June 30, 2020, there were $1.4 billion of loans modified under Section 4013 of the CARES Act.

Accrued interest on loans was $20.3 million and $10.0 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, loans of $2.4 billion and $1.4 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following is the activity for SBA loans held for sale for the three months ended June 30, 2020 and 2019:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
June 30, 2020
Balance at beginning of period	$—	$—	$—
Originations and transfers	12,661	5,281	17,942
Balance at end of period	$12,661	$5,281	$17,942

June 30, 2019
Balance at beginning of period	$6,500	$640	$7,140
Originations	6,650	7,650	14,300
Sales	(10,474)	(4,937)	(15,411)
Balance at end of period	$2,676	$3,353	$6,029

The following is the activity for SBA loans held for sale for the six months ended June 30, 2020 and 2019:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
June 30, 2020
Balance at beginning of period	$2,943	$3,077	$6,020
Originations and transfers	19,155	10,984	30,139
Sales	(9,432)	(8,780)	(18,212)
Principal payoffs and amortization	(5)	—	(5)
Balance at end of period	$12,661	$5,281	$17,942

June 30, 2019
Balance at beginning of period	$5,194	$4,196	$9,390
Originations	15,713	11,810	27,523
Sales	(18,229)	(12,641)	(30,870)
Principal payoffs and amortization	(2)	(12)	(14)
Balance at end of period	$2,676	$3,353	$6,029

Allowance for Credit Losses

The Company’s estimate of the allowance for credit losses at June 30, 2020 reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

At June 30, 2020, the Company used the discounted cash flow (DCF) method to estimate allowances for credit losses for the commercial and industrial loan portfolio and the consumer loan portfolio. For all loan pools utilizing the DCF method, the Company utilizes and forecasts the national unemployment rate as the primary loss driver.  In addition, the Company determined that four-quarters represented a reasonable and supportable forecast period and reverted to a historical loss rate over twelve quarters on a straight-line basis. As of and for the quarter ended June 30, 2020, the Company leveraged the economic projections from Moody’s Analytics Economic Scenarios and Forecasts to inform its loss driver forecasts over the four-quarter forecast period. For each of these loan segments, the Company applied an annualized historical Probability of Default/Loss Given Default (PD/LGD) using all available historical periods.  The reason for the change from relying on the FRED economic data to Moody’s data was because Moody’s data is updated more frequently and timely than FOMC or FRED, and thus provides a better forecast for PD/LGD models. Since reasonable and supportable forecasts of economic conditions are imbedded directly to DCF model, qualitative adjustments are reduced but considered. Qualitative adjustments were based on the Company's judgment of company, market, industry or business specific data, changes in the underlying loan composition of specific portfolios.

Management determined that, due to model limitations, the regression model that supports the DCF calculation for the SBA and commercial property, construction, and residential real estate portfolios does not take into account the volatile nature of

COVID-19 on these portfolios, as well as the government assistance programs based on the maturities. As a result, at June 30, 2020, the Company utilized the Probability of Default/Loss Given Default (PD/LGD) method for the SBA and commercial property, construction, and residential real estate portfolios. The Company previously applied the DCF method to the real estate secured portfolios in the implementation of CECL at January 1, 2020 and through March 31, 2020 and determined that the change from DCF to PD/LGD was not material.  See Note 1 – Organization and Basis of Presentation for a further description of the methodologies applied at the inception of CECL and during the three months ended March 31, 2020.  The Company used historical periods that included an economic downturn to derive historical losses for better alignment in the estimation of expected losses. The Company leveraged Frye-Jacobs modeled LGD rates for loan segments with no historical losses.  In addition, for those loans granted a loan modification due to COVID-19, the Company used historical periods under PD/LGD as of March 31, 2020 to reflect the moratorium on TDRs under Section 4013 of the CARES Act. The PD/LGD method incorporates a forecast into loss estimates using a qualitative adjustment. Qualitative loss factors were based on the Company's judgment of company, market, industry or business specific data, changes in the underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, nonperforming and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

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

The following table details the information on the allowance for credit losses by portfolio segment as of and for the three months ended June 30, 2020 and 2019:

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(in thousands)
June 30, 2020
Balance at beginning of period	$38,983	$11,588	$15,780	$149	$—	66,500
Less loans charged off	91	438	1,044	—	—	1,573
Recoveries on loans receivable previously charged off	(98)	(60)	(114)	—	—	(272)
Provision for credit losses	17,226	2,178	1,674	53	—	21,131
Ending balance	$56,216	$13,388	$16,524	$202	$—	$86,330
Individually evaluated for impairment	$2,807	$123	$2,262	$2	$—	$5,194
Collectively evaluated for impairment	$53,409	$13,265	$14,262	$200	$—	$81,136

Loans receivable	$3,620,306	$730,399	$462,811	$12,126	$—	$4,825,642
Individually evaluated for impairment	$48,302	$13,771	$8,456	$1,280	$—	$71,809
Collectively evaluated for impairment	$3,572,004	$716,628	$454,355	$10,846	$—	$4,753,833

June 30, 2019
Balance at beginning of period	$18,306	$8,711	$5,580	$89	$210	$32,896
Less loans charged off	—	562	974	—	—	1,536
Recoveries on loans receivable previously charged off	(1,133)	(89)	(105)	—	—	(1,327)
Provision for credit losses	14,565	997	1,357	(10)	(210)	16,699
Ending balance	$34,004	$9,235	$6,068	$79	$—	$49,386
Individually evaluated for impairment	$14,724	$3,072	$662	$1	$—	$18,459
Collectively evaluated for impairment	$19,280	$6,163	$5,406	$78	$—	$30,927

Loans receivable	$3,671,463	$409,502	$460,519	$14,318	$—	$4,555,802
Individually evaluated for impairment	$39,885	$21,706	$3,233	$1,351	$—	$66,175
Collectively evaluated for impairment	$3,631,578	$387,796	$457,286	$12,967	$—	$4,489,627

The following table details the information on the allowance for credit losses by portfolio segment as of and for the six months ended June 30, 2020 and 2019:

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(in thousands)
June 30, 2020
Balance at beginning of period	$36,355	$16,206	$8,767	$80	$—	$61,408
Adjustment related to adoption of ASU 2016-13	13,972	(2,497)	5,902	56	—	17,433
Adjusted balance as of January 1, 2020	50,327	13,709	14,669	136	—	78,841
Less loans charged off	14,233	12,589	2,224	—	—	29,046
Recoveries on loans receivable previously charged off	(156)	(144)	(188)	—	—	(488)
Provision for credit losses	19,966	12,124	3,891	66	—	36,047
Ending balance	$56,216	$13,388	$16,524	$202	$—	$86,330
Individually evaluated for impairment	$2,807	$123	$2,262	$2	$—	$5,194
Collectively evaluated for impairment	$53,409	$13,265	$14,262	$200	$—	$81,136

Loans receivable	$3,620,306	$730,399	$462,811	$12,126	$—	$4,825,642
Individually evaluated for impairment	$48,302	$13,771	$8,456	$1,280	$—	$71,809
Collectively evaluated for impairment	$3,572,004	$716,628	$454,355	$10,846	$—	$4,753,833

June 30, 2019
Balance at beginning of period	$18,384	$7,162	$6,303	$98	$27	$31,974
Less loans charged off	113	695	1,826	—	—	2,634
Recoveries on loans receivable previously charged off	(1,563)	(471)	(196)	—	—	(2,230)
Provision for credit losses	14,170	2,297	1,395	(19)	(27)	17,816
Ending balance	$34,004	$9,235	$6,068	$79	$—	$49,386
Individually evaluated for impairment	$14,724	$3,072	$662	$1	$—	$18,459
Collectively evaluated for impairment	$19,280	$6,163	$5,406	$78	$—	$30,927

Loans receivable	$3,671,463	$409,502	$460,519	$14,318	$—	$4,555,802
Individually evaluated for impairment	$39,885	$21,706	$3,233	$1,351	$—	$66,175
Collectively evaluated for impairment	$3,631,578	$387,796	$457,286	$12,967	$—	$4,489,627

The table below illustrates the allowance for credit losses by portfolio segment as a percentage of the recorded total allowance for credit losses and as a percentage of the aggregate recorded investment of loans receivable.

	June 30, 2020				December 31, 2019
	Allowance		Total		Allowance		Total
	Amount	Percentage	Loans	Percentage	Amount	Percentage	Loans	Percentage
	(in thousands)
Real estate loans:
Commercial property
Retail	$7,341	8.5%	$808,157	16.7%	$4,911	8.0%	$869,302	18.9%
Hospitality	11,984	13.9%	882,812	18.3%	6,686	10.9%	922,288	20.0%
Other	24,920	28.9%	1,504,916	31.2%	8,060	13.1%	1,358,432	29.4%
Total commercial property loans	44,245	51.3%	3,195,885	66.2%	19,657	32.0%	3,150,022	68.3%
Construction	9,331	10.8%	70,357	1.5%	15,003	24.4%	76,455	1.7%
Residential property	2,640	3.1%	354,064	7.3%	1,695	2.8%	402,028	8.7%
Total real estate loans	56,216	65.2%	3,620,306	75.0%	36,355	59.2%	3,628,505	78.7%
Commercial and industrial loans	13,387	15.5%	730,399	15.1%	16,206	26.4%	484,093	10.5%
Leases receivable	16,525	19.1%	462,811	9.6%	8,767	14.3%	483,879	10.5%
Consumer loans	202	0.2%	12,126	0.3%	80	0.1%	13,670	0.3%
Total	$86,330	100.0%	$4,825,642	100.0%	$61,408	100.0%	$4,610,147	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2020, for which repayment is expected to be obtained through the sale of the underlying collateral and any collateral dependent loans that are still accruing but are considered impaired.

Amortized Cost
June 30, 2020	(in thousands)
Real estate loans:
Commercial property	$16,796
Construction	25,854
Residential property	2,761
Total real estate loans	45,411
Commercial and industrial loans	288
Consumer Loans	1,208
Total (1)	$46,907

(1)	All loans are secured by real estate, except for one commercial term loan secured by $264,000 in cash.

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

The tables below provide a comparison as of June 30, 2020 and December 31, 2019 of the pass/pass-watch, special mention and classified loans, disaggregated by loan segment:

	Pass/Pass- Watch	Special Mention	Classified	Total
	(in thousands)
June 30, 2020
Real estate loans:
Commercial property
Retail	$800,437	$1,182	$6,538	$808,157
Hospitality	879,131	—	3,681	882,812
Other	1,469,272	6,059	29,585	1,504,916
Total commercial property	3,148,840	7,241	39,804	3,195,885
Construction	44,503	—	25,854	70,357
Residential property	350,520	784	2,760	354,064
Total real estate loans	3,543,863	8,025	68,418	3,620,306
Commercial and industrial loans	702,443	12,423	15,533	730,399
Leases receivable	453,528	—	9,283	462,811
Consumer loans	10,752	686	688	12,126
Total loans receivable	$4,710,586	$21,134	$93,922	$4,825,642

December 31, 2019
Real estate loans:
Commercial property
Retail	$859,739	$2,835	$6,728	$869,302
Hospitality	915,834	939	5,515	922,288
Other	1,329,817	7,807	20,809	1,358,432
Total commercial property	3,105,390	11,580	33,052	3,150,022
Construction	36,956	1,613	37,886	76,455
Residential property	398,737	2,512	779	402,028
Total real estate loans	3,541,082	15,705	71,718	3,628,505
Commercial and industrial loans	458,184	10,222	15,687	484,093
Leases receivable	477,977	—	5,902	483,879
Consumer loans	12,247	705	718	13,670
Total loans receivable	$4,489,491	$26,632	$94,025	$4,610,147

Loans by Vintage Year and Risk Rating

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
June 30, 2020
Commercial property
Risk Rating
Pass / Pass Watch	$438,577	$539,598	$555,748	$429,415	$483,511	$671,096	$30,895	$3,148,840
Special Mention	—	2,757	455	2,351	1,271	407	—	7,241
Classified	15,592	1,113	2,965	709	3,992	15,433	—	39,804
Total commercial property	454,169	543,468	559,168	432,475	488,774	686,936	30,895	3,195,885

Construction
Risk Rating
Pass / Pass Watch	18,025	5,633	—	—	20,845	—	—	44,503
Special Mention	—	—	—	—	—	—	—	—
Classified	—	12,808	13,046	—	—	—	—	25,854
Total construction	18,025	18,441	13,046	—	20,845	—	—	70,357

Residential property
Risk Rating
Pass / Pass Watch	274	954	40,468	149,532	100,367	58,925	—	350,520
Special Mention	—	—	—	—	—	784	—	784
Classified	—	—	—	1,890	754	116	—	2,760
Total residential property	274	954	40,468	151,422	101,121	59,825	—	354,064

Total real estate loans
Risk Rating
Pass / Pass Watch	456,876	546,185	596,216	578,947	604,723	730,021	30,895	3,543,863
Special Mention	—	2,757	455	2,351	1,271	1,191	—	8,025
Classified	15,592	13,921	16,011	2,599	4,746	15,549	—	68,418
Total real estate loans	472,468	562,863	612,682	583,897	610,740	746,761	30,895	3,620,306

Commercial and industrial loans:
Risk Rating
Pass / Pass Watch	369,101	124,141	60,742	21,613	5,586	14,952	106,308	702,443
Special Mention	4,281	800	503	78	1,733	1,585	3,443	12,423
Classified	8,969	3,894	568	148	140	1,614	200	15,533
Total commercial and industrial loans	382,351	128,835	61,813	21,839	7,459	18,151	109,951	730,399

Leases receivable:
Risk Rating
Pass / Pass Watch	67,994	203,034	119,213	44,150	18,292	845	—	453,528
Special Mention	—	—	—	—	—	—	—	—
Classified	11	3,554	2,807	1,191	1,299	421	—	9,283
Total leases receivable	68,005	206,588	122,020	45,341	19,591	1,266	—	462,811

Consumer loans:
Risk Rating
Pass / Pass Watch	121	25	15	86	7	2,610	7,888	10,752
Special Mention	—	—	—	—	—	686	—	686
Classified	—	—	661	27	—	—	—	688
Total commercial term loans	121	25	676	113	7	3,296	7,888	12,126

Total loans receivable:
Risk Rating
Pass / Pass Watch	894,092	873,385	776,186	644,796	628,608	748,428	145,091	4,710,586
Special Mention	4,281	3,557	958	2,429	3,004	3,462	3,443	21,134
Classified	24,572	21,369	20,047	3,965	6,185	17,584	200	93,922
Total loans receivable	$922,945	$898,311	$797,191	$651,190	$637,797	$769,474	$148,734	$4,825,642

(1)	Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

Loans by Vintage Year and Payment Performance

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
June 30, 2020
Real estate loans:
Commercial property
Payment performance
Performing	$453,569	$543,468	$559,015	$432,475	$488,673	$681,933	$30,895	$3,190,028
Nonperforming	600	—	153	—	101	5,003	—	5,857
Total commercial property	454,169	543,468	559,168	432,475	488,774	686,936	30,895	3,195,885

Construction
Payment performance
Performing	18,025	5,633	—	—	20,845	—	—	$44,503
Nonperforming	—	12,808	13,046	—	—	—	—	25,854
Total construction	18,025	18,441	13,046	—	20,845	—	—	70,357

Residential property
Payment performance
Performing	274	954	40,468	149,532	100,366	59,677	—	351,271
Nonperforming	—	—	—	1,890	755	148	—	2,793
Total residential property	274	954	40,468	151,422	101,121	59,825	—	354,064

Total real estate loans
Payment performance
Performing	471,868	550,055	599,483	582,007	609,884	741,610	30,895	3,585,802
Nonperforming	600	12,808	13,199	1,890	856	5,151	—	34,504
Total real estate loans	472,468	562,863	612,682	583,897	610,740	746,761	30,895	3,620,306

Commercial and industrial loans:
Payment performance
Performing	373,382	124,940	61,377	21,691	7,459	18,015	109,751	716,615
Nonperforming	8,969	3,895	436	148	—	136	200	13,784
Total commercial and industrial loans	382,351	128,835	61,813	21,839	7,459	18,151	109,951	730,399

Leases receivable:
Payment performance
Performing	67,994	203,034	119,213	44,150	18,292	846	—	453,529
Nonperforming	11	3,554	2,807	1,191	1,299	420	—	9,282
Total leases receivable	68,005	206,588	122,020	45,341	19,591	1,266	—	462,811

Consumer loans:
Payment performance
Performing	121	25	15	86	7	3,296	7,888	11,438
Nonperforming	—	—	661	27	—	—	—	688
Total commercial term loans	121	25	676	113	7	3,296	7,888	12,126

Total loans receivable:
Payment performance
Performing	913,365	878,054	780,088	647,934	635,642	763,767	148,534	4,767,384
Nonperforming	9,580	20,257	17,103	3,256	2,155	5,707	200	58,258
Total loans receivable	$922,945	$898,311	$797,191	$651,190	$637,797	$769,474	$148,734	$4,825,642

(1)	Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

The following is an aging analysis of loans, disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Accruing 90 Days or More Past Due
	(in thousands)
June 30, 2020
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$808,157	$808,157	$—
Hospitality	—	—	—	—	882,812	882,812	—
Other	—	—	1,645	1,645	1,503,271	1,504,916	—
Total commercial property loans	—	—	1,645	1,645	3,194,240	3,195,885	—
Construction	—	—	—	—	70,357	70,357	—
Residential property	2,682	—	2,645	5,327	348,737	354,064	—
Total real estate loans	2,682	—	4,290	6,972	3,613,334	3,620,306	—
Commercial and industrial loans	212	—	12,632	12,844	717,555	730,399	—
Leases receivable	3,684	5,095	5,113	13,893	448,918	462,811	—
Consumer loans	—	—	27	27	12,099	12,126	—
Total loans receivable	$6,578	$5,095	$22,062	$33,736	$4,791,906	$4,825,642	$—

December 31, 2019
Real estate loans:
Commercial property
Retail	$6	$132	$111	$249	$869,053	$869,302	$—
Hospitality	907	—	—	907	921,381	922,288	—
Other	51	—	38	89	1,358,344	1,358,432	—
Total commercial property loans	964	132	149	1,245	3,148,778	3,150,022	—
Construction	—	—	—	—	76,455	76,455	—
Residential property	540	1,627	309	2,477	399,551	402,028	—
Total real estate loans	1,504	1,759	458	3,721	3,624,784	3,628,505	—
Commercial and industrial loans	635	133	143	911	483,183	484,093	—
Leases receivable	5,358	2,138	3,493	10,990	472,889	483,879	—
Consumer loans	—	30	—	30	13,639	13,670	—
Total loans receivable	$7,497	$4,060	$4,094	$15,652	$4,594,496	$4,610,147	$—

As of June 30, 2020 and December 31, 2019, there were no loans 90 days or more past due and accruing interest.

Individually Evaluated Loans

Prior to the adoption of ASU 2016-13, impaired loans were measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan was collateral dependent, less estimated costs to sell. If the estimated value of the impaired loan was less than the recorded investment in the loan, we charged-off the deficiency against the allowance for loan losses or we established a specific allowance in the allowance for loan losses. Additionally, we excluded from the quarterly migration analysis impaired loans when determining the amount of the allowance for loan losses required for the period.

We review, under ASU 2016-13, all loans on an individual basis when they do not share similar risk characteristics with loan pools.

The following tables provide information on individually evaluated loans receivable as of June 30, 2020 and impaired loans receivable as of December 31, 2019 disaggregated by loan class, as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Related Allowance
	(in thousands)
June 30, 2020
Real estate loans:
Commercial property
Retail	$1,355	$1,355	$1,355	$—	$—
Other	18,299	19,725	17,679	620	20
Total commercial property loans	19,654	21,080	19,034	620	20
Construction	25,854	27,330	13,046	12,808	2,787
Residential property	2,794	2,770	2,761	33	—
Total real estate loans	48,302	51,180	34,841	13,461	2,807
Commercial and industrial loans	13,771	14,589	12,877	893	123
Leases receivable	8,456	8,521	1,797	6,660	2,262
Consumer loans	1,280	1,599	1,208	72	2
Total	$71,809	$75,889	$50,723	$21,086	$5,194

December 31, 2019
Real estate loans:
Commercial property
Retail	$434	$459	$111	$323	$19
Hospitality	244	400	22	223	24
Other	14,864	15,151	14,696	167	12
Total commercial property loans	15,542	16,010	14,829	713	55
Construction	27,201	28,000	—	27,201	13,973
Residential property	1,124	1,163	1,089	35	—
Total real estate loans	43,867	45,173	15,918	27,949	14,028
Commercial and industrial loans	13,700	14,090	143	13,557	8,885
Leases receivable	5,902	5,909	1,112	4,790	2,863
Consumer loans	1,297	1,588	1,220	77	1
Total	$64,766	$66,760	$18,393	$46,373	$25,778

Nonaccrual Loans and Nonperforming Assets

The following table represents the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of June 30, 2020.

	June 30, 2020
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Retail	$1,355	$—	$—	$1,355
Other	3,883	620	—	4,503
Commercial property loans	5,238	620	—	5,858
Construction loans	13,046	12,808	—	25,854
Residential property loans	2,761	33	—	2,794
Total real estate loans	21,045	13,461	—	34,506
Commercial and industrial loans	12,878	907	—	13,785
Leases receivable	1,797	7,488	—	9,285
Consumer loans	688	—	—	688
Total	$36,408	$21,856	$—	$58,264

The following is a summary of interest foregone on nonaccrual loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$1,386	$1,120	$2,998	$2,009
Less: Interest income recognized on impaired loans	(508)	(696)	(1,085)	(1,378)
Interest foregone on impaired loans	$878	$424	$1,913	$631

There were no commitments to lend additional funds to borrowers whose loans are included above.

The following table details nonaccrual loans, disaggregated by loan class, as of the dates indicated:

	June 30, 2020	December 31, 2019
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,355	$277
Hospitality	—	225
Other	4,503	14,864
Total Commercial property loans	5,858	15,366
Construction	25,854	27,201
Residential property	2,794	1,124
Total real estate loans	34,506	43,691
Commercial and industrial loans	13,785	13,479
Leases receivable	9,285	5,902
Consumer loans	688	689
Total nonaccrual loans	$58,264	$63,761

The following table details nonperforming assets as of the dates indicated:

	June 30, 2020	December 31, 2019
	(in thousands)
Nonaccrual loans	$58,264	$63,761
Loans receivable 90 days or more past due and still accruing	—	—
Total nonperforming loans receivable	58,264	63,761
Other real estate owned ("OREO")	148	63
Total nonperforming assets	$58,412	$63,824

OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.

Troubled Debt Restructurings

As of June 30, 2020 and December 31, 2019, total TDRs were $31.6 million and $56.3 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered, to the borrower for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured, such as reducing the amount of principal and interest due monthly, and/or allowing for interest only monthly payments for three months or more or other payment structure modifications.

The following table details TDRs as of June 30, 2020 and December 31, 2019:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and/or Interest	Reduction of Principal and/or Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and/or Interest	Reduction of Principal and/or Interest	Extension of Maturity	Total
June 30, 2020
Real estate loans	$—	$1,483	$13,548	$618	$15,649	$—	$—	$—	$13,796	$13,796
Commercial and industrial loans	—	181	247	296	724	—	—	51	85	136
Consumer loans	661	—	—	—	661	521	—	71	—	592
Total	$661	$1,664	$13,795	$914	$17,034	$521	$—	$122	$13,881	$14,524

December 31, 2019
Real estate loans	$—	$132	$27,740	$13,926	$41,798	$—	$—	$—	$—	$—
Commercial and industrial loans	—	153	12,527	312	12,991	—	36	71	114	222
Consumer loans	689	—	—	—	689	531	—	77	—	608
Total	$689	$285	$40,266	$14,238	$55,478	$531	$36	$148	$114	$830

The following table presents the number of loans by class modified as troubled debt restructurings that occurred during the periods indicated, with their pre- and post-modification recorded amounts.

	Three Months ended			Twelve Months ended
	June 30, 2020			December 31, 2019
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands except for number of loans)
Real estate loans	2	$2,002	$1,973	5	$40,743	$41,798
Commercial and industrial loans	—	—	—	2	12,779	12,562
Consumer loans	—	—	—	1	549	531
Total	2	$2,002	$1,973	8	$54,071	$54,891

	Six Months ended			Twelve Months ended
	June 30, 2020			December 31, 2019
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands except for number of loans)
Real estate loans	2	$2,002	$1,973	5	$40,743	$41,798
Commercial and industrial loans	—	—	—	2	12,779	12,562
Consumer loans	—	—	—	1	549	531
Total	2	$2,002	$1,973	8	$54,071	$54,891

All TDRs are individually analyzed using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. At June 30, 2020 and December 31, 2019, TDRs were subjected to specific impairment analysis. We determined impairment allowances of $0.1 million and $22.7 million, respectively, related to these loans and such allowances were included in the allowance for credit losses.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. One loan for $33,000 defaulted during the three- and six-months ended June 30, 2020 following modification. During the year ended December 31, 2019, one loan for $132,000 defaulted within the twelve-month period following modification.

Note 4 — Servicing Assets

The changes in servicing assets for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Servicing assets:
Balance at beginning of period	$6,727	$7,978
Addition related to sale of SBA loans	—	344
Amortization	(540)	(755)
Balance at end of period	$6,187	$7,567

The changes in servicing assets for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Servicing assets:
Balance at beginning of period	$6,956	$8,520
Addition related to sale of SBA loans	354	659
Amortization	(1,123)	(1,612)
Balance at end of period	$6,187	$7,567

At June 30, 2020 and December 31, 2019, we serviced loans sold to unaffiliated parties in the amounts of $412.3 million and $422.3 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.2 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively. The Company recorded servicing fee income of $2.3 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively. Servicing fee income, net of the amortization of servicing assets, is included in other operating income in the consolidated statements of income. Amortization expense was $433,000 and $573,000 for the three months ended June 30, 2020 and 2019, respectively and $969,000 and $1.3 million for the six months ended June 30, 2020 and 2019, respectively.

Note 5 — Income Taxes

The Company’s income tax expense was $4.5 million and $1.2 million representing an effective income tax rate of 32.7 percent and 31.5 percent for the three months ended June 30, 2020 and 2019, respectively. The Company’s income tax expense was $5.5 million and $7.5 million representing an effective income tax rate of 32.3 percent and 30.2 percent for the six months ended June 30, 2020 and 2019, respectively.

Management concluded that as of June 30, 2020 and December 31, 2019, a valuation allowance of $4.9 million was appropriate against certain state net operating losses and certain tax credits. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. The net deferred tax asset was $43.3 million and $36.8 million and the net current tax liability was $8.2 million and $0 as of June 30, 2020 and December 31, 2019, respectively.

The Company is subject to examination by federal and state tax authorities for certain years ended December 31, 2015 through 2019. Management does not anticipate any material changes in our consolidated financial statements which may arise as a result of these audits or examinations. During the quarter ended June 30, 2020, there was no material change to the Company’s uncertain tax positions. The Company does not expect its unrecognized tax positions to change significantly over the next twelve months.

The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law on March 27, 2020. The tax package is broad, with provisions for tax payment relief, significant business incentives, and certain corrections to the 2017 Tax Cuts and Jobs Act, or the Tax Act. The tax relief measures for entities includes a five-year net operating loss carry back, increases in interest expense deduction limits, accelerates alternative minimum tax credit refunds, provides payroll tax relief, and provides a technical correction to allow accelerated deductions for qualified improvement property. ASC Topic 740, Income Taxes, requires the effect of changes in tax law be recognized in the period in which new legislation is enacted. The enactment of the CARES Act is not material to the Company’s income taxes for the three and six months ended June 30, 2020, and is not expected to have a material impact on its financial statements for the full year ended December 31, 2020.

Note 6 — Goodwill and other intangibles

The third-party originators intangible of $483,000 and goodwill of $11.0 million were recorded as a result of the acquisition of a leasing portfolio in 2016. The core deposit intangible of $2.2 million was recognized for the core deposits acquired in a 2014 acquisition. The Company’s intangible assets were as follows for the periods indicated:

		June 30, 2020			December 31, 2019
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Core deposit intangible	10 years	$2,213	$(1,657)	$556	$2,213	$(1,567)	$646
Third-party originators intangible	7 years	483	(328)	155	483	(287)	196
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$13,727	$(1,985)	$11,742	$13,727	$(1,854)	$11,873

Intangible assets amortization expense for the three-month periods ended June 30, 2020 and 2019 was $65,000 and $65,000, respectively, and for the six-month periods ended June 30, 2020 and 2019 was $131,000 and $155,000, respectively. During the first quarter of 2020, the Company performed an impairment analysis on its goodwill and other intangible assets and determined there was no impairment.
Note 7 — Deposits

Time deposits at or exceeding the FDIC insurance limit of $250,000 at June 30, 2020 and December 31, 2019 were $308.5 million and $299.9 million, respectively.

The scheduled maturities of time deposits are as follows for the periods indicated:

At June 30, 2020	Time Deposits of $250,000 or More	Other Time Deposits	Total
	(in thousands)
2020	$213,200	$549,973	$763,174
2021	94,456	514,553	609,009
2022	—	59,134	59,134
2023	796	1,841	2,636
2024 and thereafter	—	1,062	1,062
Total	$308,453	$1,126,562	$1,435,015

At December 31, 2019
2020	$291,940	$1,098,666	$1,390,606
2021	7,186	130,331	137,517
2022	—	25,155	25,155
2023	789	1,185	1,974
2024 and thereafter	—	669	669
Total	$299,914	$1,256,005	$1,555,919

Accrued interest payable on deposits was $8.6 million and $11.2 million at June 30, 2020 and December 31, 2019, respectively. Total deposits reclassified to loans due to overdrafts at June 30, 2020 and December 31, 2019 were $442,000 and $1.5 million, respectively.

Note 8 — Borrowings

At June 30, 2020, the Bank had no overnight advances and $150.0 million in term advances outstanding with the FHLB with a weighted average interest rate of 1.63 percent. At December 31, 2019, the Bank had $15.0 million in overnight advances with a weighted average interest rate of 1.66 percent and $75.0 million of term advances with the FHLB with a weighted average rate of 1.71 percent. The Bank had $101.8 million of 0.35 percent advances with the FRB under the Paycheck Protection Program Lending Facility. The advances were repaid subsequent to the end of the second quarter. There were no outstanding borrowings with the FRB as of December 31, 2019. Interest expense on borrowings for the three months ended June 30, 2020 was $760,000.  There was no interest expense on borrowings for the three-month period ended June 30, 2019. Interest expense on borrowings for the six months ended June 30, 2020 and 2019 was $1.3 million and $72,000, respectively.

	June 30, 2020		December 31, 2019
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Overnight advances	$—	0.00%	$15,000	1.66%
Advances due with 12 months	50,000	1.66%	25,000	1.75%
Advances due over 12 months through 24 months	50,000	1.59%	25,000	1.66%
Advances due over 24 months through 36 months	50,000	1.63%	25,000	1.72%
Outstanding advances	$150,000	1.63%	$90,000	1.70%

The following is financial data pertaining to FHLB advances:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Weighted-average interest rate at end of period	1.63%	1.70%
Weighted-average interest rate during the period	1.39%	1.89%
Average balance of FHLB advances	$163,269	$40,374
Maximum amount outstanding at any month-end	$300,000	$285,000

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $2.4 billion and $1.4 billion of loans pledged as collateral with the FHLB as of June 30, 2020 and December 31, 2019, respectively. Remaining available borrowing capacity was $1.5 billion, subject to the FHLB statutory lending limit of $1.4 billion, and $878.4 million at June 30, 2020 and December 31, 2019, respectively.

The Bank also had securities with market values of $50.0 million and $30.2 million at June 30, 2020 and December 31, 2019, respectively, pledged with the Federal Reserve Bank (“FRB”), which provided $47.9 million and $29.6 million in available borrowing capacity through the Fed Discount Window as of June 30, 2020 and December 31, 2019, respectively.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic EPS
Net income	$9,175	$2,656	$11,526	$17,328
Less: income allocated to unvested restricted stock	55	16	80	99
Income allocated to common shares	$9,120	$2,640	$11,446	$17,229
Weighted-average shares for basic EPS	30,426,967	30,685,301	30,447,984	30,688,698
Basic EPS (1)	$0.30	$0.09	$0.38	$0.56

Effect of dilutive stock options	—	42,380	2,247	40,322

Income allocated to common shares	$9,120	$2,640	$11,446	$17,229
Weighted-average shares for diluted EPS	30,426,967	30,727,681	30,450,231	30,729,020
Diluted EPS (1)	$0.30	$0.09	$0.38	$0.56

(1)	Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

There were no anti-dilutive stock options outstanding for the three and six months ended June 30, 2020 or 2019.

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

At June 30, 2020, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5 percent became effective on January 1, 2019, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 5.62 percent and 6.64 percent and the Company's capital conservation buffer was 4.86 percent and 5.78 percent as of June 30, 2020 and December 31, 2019, respectively.

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

The capital ratios of Hanmi Financial and the Bank as of June 30, 2020 and December 31, 2019 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
June 30, 2020
Total capital (to risk-weighted assets):
Hanmi Financial	$717,493	14.04%	$408,870	8.00%	N/A	N/A
Hanmi Bank	$695,899	13.62%	$408,716	8.00%	$510,895	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$554,813	10.86%	$306,652	6.00%	N/A	N/A
Hanmi Bank	$631,681	12.36%	$306,537	6.00%	$408,716	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$534,582	10.46%	$229,989	4.50%	N/A	N/A
Hanmi Bank	$631,681	12.36%	$229,903	4.50%	$332,082	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$554,813	9.69%	$229,116	4.00%	N/A	N/A
Hanmi Bank	$631,681	11.03%	$229,017	4.00%	$286,271	5.00%

December 31, 2019
Total capital (to risk-weighted assets):
Hanmi Financial	$714,288	15.11%	$378,059	8.00%	N/A	N/A
Hanmi Bank	$691,024	14.64%	$377,516	8.00%	$471,895	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$556,820	11.78%	$283,544	6.00%	N/A	N/A
Hanmi Bank	$631,978	13.39%	$283,137	6.00%	$377,516	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$536,781	11.36%	$212,658	4.50%	N/A	N/A
Hanmi Bank	$631,978	13.39%	$212,353	4.50%	$306,732	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$556,820	10.15%	$219,367	4.00%	N/A	N/A
Hanmi Bank	$631,978	11.56%	$218,748	4.00%	$273,435	5.00%

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

Loans held for sale - Loans held for sale are all SBA loans and carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At June 30, 2020 and December 31, 2019, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2020 and December 31, 2019, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Total Fair Value
	(in thousands)
June 30, 2020
Assets:
Securities available for sale:
U.S. Treasury securities	$45,262	$—	$—	$45,262
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	413,263	—	413,263
Collateralized mortgage obligations	—	120,294	—	120,294
Debt securities	—	77,152	—	77,152
Total U.S. government agency and sponsored agency obligations	—	610,709	—	610,709
Total securities available for sale	$45,262	$610,709	$—	$655,971

December 31, 2019
Assets:
Securities available for sale:
U.S. Treasury securities	$35,205	$—	$—	$35,205
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	410,800	—	410,800
Collateralized mortgage obligations	—	164,592	—	164,592
Debt securities	—	23,879	—	23,879
Total U.S. government agency and sponsored agency obligations	—	599,271	—	599,271
Total securities available for sale	$35,205	$599,271	$—	$634,477

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of June 30, 2020 and December 31, 2019, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
			Significant
			Observable
		Quoted Prices in	Inputs With No
		Active Markets	Active Market	Significant
		for Identical	With Identical	Unobservable
	Total	Assets	Characteristics	Inputs
	(in thousands)
June 30, 2020
Assets:
Collateral dependent impaired loans (1)	$44,120	$—	$—	$44,120
Other real estate owned	148	—	—	148
Bank-owned premises	1,900	—	—	1,900

December 31, 2019
Assets:
Collateral dependent impaired loans (2)	$31,049	$—	$—	$31,049
Other real estate owned	63	—	—	63
Bank-owned premises	1,900	—	—	1,900

(1)

Consisted of real estate loans of $42.6 million, commercial and industrial loans of $288,000, and consumer loans of $1.2 million. $43.9 million was secured by real estate and one commercial and industrial loan for $247,000 was fully secured by cash.

(2)	Consisted of real estate loans of $27.2 million and commercial and industrial loans of $3.9 million. $27.2 million was secured by real estate and $3.9 million was secured by personal property.

The following table represents quantitative information about Level 3 fair value comments for assets measured at fair value on a non-recurring basis at June 30, 2020 and December 31, 2019:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
June 30, 2020
Collateral dependent impaired loans:
Real estate loans:
Commercial property
Retail	$1,355	Market approach	Market data comparison	(30)% to (3)% /(17%)
Other	15,441	Market approach	Market data comparison	(18)% to 42% / 18% (2)
Construction	23,067	Market approach	Market data comparison	(18)% to 43% / 21% (2)
Residential property	2,761	Market approach	Market data comparison	(13)% to 15% / 6% (2)
Total real estate loans	42,624
Commercial and industrial loans:
Commercial term	288	Market approach	Market data comparison	(9)% to 11% / 1% (2) (3)
Consumer loans	1,208	Market approach	Market data comparison	(13)% to 15% / 6% (2)
Total	$44,120

Bank-owned premises	1,900	Market approach	Market data comparison	(30)% to 55% /(2)% (2)

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

The fair value of the Level 3 loans receivable demonstrating credit risk characteristics at June 30, 2020 were determined utilizing the fair value measurement methodology for assets measured on a non-recurring basis. Such loans receivable measured at fair value at June 30, 2020 consisted of seven commercial real estate loans with a fair value of $16.8 million, two construction loans with a fair value of $23.1 million, five residential mortgages with a fair value of $2.8 million, one commercial term loan with a fair value of $41,000, one commercial term loan fully secured by cash with a fair value of $247,000, and three consumer loans with a fair value of $1.2 million. The fair value of collateral dependent loans is determined on a non-recurring basis using either the sales comparison approach or the income approach by obtaining third party appraisals.

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

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). This standard, among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we have concluded that the carrying amounts approximate fair value, the fair value estimates shown below are based on an exit price notion as of June 30, 2020, as required by ASU 2016-01. The financial instruments for which we have concluded that the carrying amounts approximate fair value include, cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits. The fair values of off-balance sheet items are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.

The estimated fair values of financial instruments were as follows:

	June 30, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$546,048	$546,048	$—	$—
Securities available for sale	655,971	45,262	610,709	—
Loans held for sale	17,942	—	17,942	—
Loans receivable, net of allowance for credit losses	4,739,312	—	—	4,690,692
Accrued interest receivable	21,372	21,372	—	—
Financial liabilities:
Noninterest-bearing deposits	1,865,213	—	1,865,213	—
Interest-bearing deposits	3,344,568	—	—	3,353,585
Borrowings and subordinated debentures	370,478	—	254,116	120,139
Accrued interest payable	8,655	8,655	—	—

	December 31, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$121,678	$121,678	$—	$—
Securities available for sale	634,477	35,205	599,272	—
Loans held for sale	6,020	—	6,382	—
Loans receivable, net of allowance for credit losses	4,548,739	—	—	4,520,322
Accrued interest receivable	11,742	11,742	—	—
Financial liabilities:
Noninterest-bearing deposits	1,391,624	—	1,391,624	—
Interest-bearing deposits	3,307,338	—	—	3,317,867
Borrowings and subordinated debentures	208,377	—	89,831	118,807
Accrued interest payable	11,215	11,215	—	—

Note 12 — Off-Balance Sheet Commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk similar to the risk involved with on-balance sheet items.

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

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	June 30,	December 31,
	2020	2019
	(in thousands)
Commitments to extend credit	$486,852	$371,287
Standby letters of credit	45,574	31,372
Commercial letters of credit	12,335	11,133
Total undisbursed loan commitments	$544,761	$413,792

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Balance at beginning of period	$2,885	$1,100	$2,397	$1,439
Adjustment related to adoption of ASU 2016-13	—	—	(335)	—
Adjusted balance at beginning of period	2,885	1,100	2,062	1,439
Provision expense (income) for credit losses	3,462	233	4,285	(106)
Balance at end of period	$6,347	$1,333	$6,347	$1,333

Note 13 — Leases

The Company adopted ASU 2016-02, Leases (Topic 842), effective January 1, 2019. We had approximately 44 operating leases for real estate and other assets at June 30, 2020. These included various leases for our branch and office locations as well as those for postage and copier machines and an advertising billboard. Our leases had initial lease terms of two to twenty-five years. Most leases included one or more options to renew, with renewal terms that can extend the lease term from two to twelve years.

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

In determining the discount rates, since most of our leases do not provide an implicit rate, we used our incremental borrowing rate provided by the FHLB of San Francisco based on the information available at the commencement date to calculate the present value of lease payments. In order to apply the incremental borrowing rate, a portfolio approach with a collateralized rate was utilized. Assets were grouped based on similar lease terms and economic environments in a manner whereby the Company reasonably expects that the application does not differ materially from a lease-by-lease approach.

The Company's right-of-use asset is included in prepaid expenses and other assets and our lease liability is included in accrued expenses and other liabilities in the accompanying consolidated balance sheet.

As of June 30, 2020, the right-of-use asset and lease liability balances were $50.4 million and $51.4 million, respectively. As of December 31, 2019, the right-of-use asset and lease liability were $36.5 million and $37.2 million, respectively. For the three-month period ended June 30, 2020 and 2019, net lease expense recorded under such leases amounted to $2.0 million and $1.9 million, respectively. For the six-month period ended June 30, 2020 and 2019, net lease expense recorded under such leases amounted to $4.1 million and $3.8 million, respectively.

The following table presents the Company's remaining lease liability by maturity as of June 30, 2020:

Amount
(in thousands)
2020	$6,975
2021	6,733
2022	6,631
2023	6,485
2024	6,075
Thereafter	24,825
Remaining lease commitments	57,725
Interest	(6,306)
Present value of lease liability	$51,419

Weighted average remaining lease terms for the Company's operating leases were 8.07 and 8.57 years as of June 30, 2020 and December 31, 2019, respectively. Weighted average discount rates used for the Company's operating leases was 2.56 percent and 3.23 percent as of June 30, 2020 and 2019, respectively. The Company chose the practical expedients and reviewed the lease and non-lease components for any impairment or otherwise, subsequently determining that no cumulative-effect adjustment to equity was necessary as part of implementing the modified retrospective approach for its adoption of ASC 842.

Cash paid and included in cash flows from operating activities for amounts used in the measurement of the lease liability of the Company's operating leases was $1.8 million and $3.7 million for the three and six months ended June 30, 2020 and 2019, respectively.

Note 14 — Liquidity

Hanmi Financial

As of June 30, 2020, Hanmi Financial had $20.3 million in cash on deposit with its bank subsidiary. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of June 30, 2020 and December 31, 2019, the Bank had $150.0 million and $90.0 million of FHLB advances and $235.2 million and $264.2 million, respectively, of brokered deposits. The Bank had $101.8 million of 0.35 percent advances with the FRB under the Paycheck Protection Program Lending Facility as of June 30, 2020. These advances were repaid subsequent to the end of the second quarter. There were no outstanding borrowings with the FRB as of December 31, 2019.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30.0 percent of its assets. As of June 30, 2020, the remaining available borrowing capacity was $1.5 billion compared with $878.4 million, as of December 31, 2019.

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

Note 15 — Derivatives and Hedging Activities

Accounting Policy for Derivative Instruments and Hedging Activities

FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

Non-Designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2020. No such instruments were outstanding as of December 31, 2019.

	Derivative Assets					Derivative Liabilities
		As of June 30, 2020		As of December 31, 2019			As of June 30, 2020		As of December 31, 2019
	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$29,492	Other Assets	$1,085	Other Assets	N/A	$29,492	Other Liabilities	$1,183	Other Liabilities	N/A
Total derivatives not designated as hedging instruments			$1,085		N/A			$1,183		N/A

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement as of June 30, 2020. No such instruments were outstanding as of December 31, 2019.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Quarter Ended June 30, 2020
		(in thousands)
Interest rate products	Other income	$(98)
Total		$(98)

Fee income recognized from the Company's derivative financial instruments for the three and six months ended June 30, 2020 was $512,000.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

Offsetting of Derivative Assets
As of June 30, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$1,085	$—	$1,085	$1,085	$—	$1,085

Offsetting of Derivative Liabilities
As of June 30, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$1,183	$—	$1,183	$—	$1,120	$63

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. In addition, these agreements may also require the Company to post additional collateral should it fail to maintain its status as a well- or adequately- capitalized institution.

As of June 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.2 million. As of June 30, 2020, the Company had posted $1.1 million of collateral related to these agreements and is essentially over-collateralized since its net liability position is $98,000 ($1.1 million fair value of assets less $1.2 million fair value of liabilities) as of the end of the period. If the Company had breached any of these provisions at June 30, 2020, it could have been required to settle its obligations under the agreements at their termination value of $1.2 million.

Note 16 — Subsequent Events

At the date of issuance of this report, no subsequent events were noted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three and six months ended June 30, 2020. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended June 30, 2020 (this “Report”).

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home.  This has resulted in an unprecedented slow-down in economic activity, a dramatic increase in unemployment and extreme volatility in the stock market, and in particular, bank stocks, have significantly declined in value.  In response to the COVID-19 outbreak, the Federal Reserve reduced the benchmark Federal funds rate to a target range of 0 percent to 0.25 percent, and the yields on 10- and 30-year treasury notes have declined to historic lows.  Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.  Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Forward-Looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report other than statements of historical fact are “forward–looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs, plans and objectives of management for future operations, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, strategies, outlook, needs, plans, objectives or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi Bank; general economic and business conditions internationally, nationally and in those areas in which we operate; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital from private and government sources; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread; risks of natural disasters; a failure in or breach of our operational or security systems or infrastructure, including cyber-attacks; the failure to maintain current technologies; inability to successfully implement future information technology enhancements; difficult business and economic conditions that can adversely affect our industry and business, including competition, fraudulent activity and negative publicity; risks associated with Small Business Administration loans; failure to attract or retain key employees; our ability to access cost-effective funding; fluctuations in real estate values; changes in accounting policies and practices; the imposition of tariffs or other domestic or international governmental policies impacting the value of the products of our borrowers; changes in governmental regulation, including, but not limited to, any increase in Federal Deposit Insurance Corporation insurance premiums; the ability of Hanmi Bank to make distributions to Hanmi Financial Corporation, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial tests; ability to identify a suitable strategic partner or to consummate a strategic transaction; adequacy of our allowance for credit losses; credit quality and the effect of credit quality on our credit losses expense and allowance for credit losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; changes in securities markets; and risks as it relates to cyber security against our information technology infrastructure and those of our third party providers and vendors.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause credit loss expense to increase; our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend; our cyber security risks are increased as the result of an increase in the number of employees working remotely; we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs; potential goodwill impairment charges could result if acquired assets and operations are adversely affected and remain at reduced levels; due to recent legislation and government action limiting foreclosure of real property and reduced governmental capacity to effect business transactions and property transfers, we may have more difficulty taking possession of collateral supporting our loans, which may negatively impact our ability to minimize our losses, which could adversely impact our financial results; and we face litigation, regulatory enforcement and reputation risk as a result of our participation in the Paycheck Participation Program (“PPP”) and the risk that the Small Business Administration may not fund some or all PPP loan guaranties.  Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

For additional information concerning risks we face, see “Part II, Item 1A. Risk Factors” in this Report and “Item 1A. Risk Factors” in Part I of the 2019 Annual Report on Form 10-K. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to consolidated financial statements in our 2019 Annual Report on Form 10-K. We had no significant changes in our accounting policies since the filing of our 2019 Annual Report on Form 10-K, except for the adoption of ASU 2016-13 as described in Note 1 of the June 30, 2020 unaudited condensed consolidated financial statements.

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

Selected Financial Data

The following table sets forth certain selected financial data for the periods indicated:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Summary balance sheets:
Cash and due from banks	$546,048	$130,851	$546,048	$130,851
Securities	655,971	639,995	655,971	639,995
Loans receivable, net (1)	4,739,312	4,506,416	4,739,312	4,506,416
Assets	6,218,163	5,511,752	6,218,163	5,511,752
Deposits	5,209,781	4,762,068	5,209,781	4,762,068
Liabilities	5,670,727	4,947,294	5,670,727	4,947,294
Stockholders’ equity	547,436	564,458	547,436	564,458
Tangible stockholders' equity (4)	535,694	552,430	535,694	552,430
Average loans receivable (2)	4,680,048	4,491,377	4,599,222	4,512,134
Average securities	589,932	629,062	606,821	609,414
Average assets	5,895,445	5,499,649	5,700,549	5,467,208
Average deposits	4,817,776	4,746,777	4,722,082	4,731,585
Average stockholders’ equity	548,338	568,753	554,147	563,411
Per share data:
Earnings per share – basic	$0.30	$0.09	$0.38	$0.56
Earnings per share – diluted	$0.30	$0.09	$0.38	$0.56
Book value per share (3)	$17.86	$18.22	$17.86	$18.22
Tangible book value per share (4)	$17.47	$17.83	$17.47	$17.83
Cash dividends per share	$0.12	$0.24	$0.36	$0.48
Common shares outstanding	30,657,629	30,975,163	30,657,629	30,975,163

Performance ratios:
Return on average assets (5) (12)	0.63%	0.19%	0.41%	0.64%
Return on average stockholders’ equity (6) (12)	6.73%	1.87%	4.18%	6.20%
Net interest margin (7)	3.15%	3.30%	3.25%	3.41%
Efficiency ratio (8)	41.51%	59.43%	50.36%	58.13%
Dividend payout ratio (9)	40.00%	266.67%	94.74%	85.71%
Average stockholders’ equity to average assets	9.30%	10.34%	9.72%	10.31%

Asset quality ratios:
Non-performing loans to loans (10)	1.21%	1.40%	1.21%	1.40%
Non-performing assets to assets (11)	0.94%	1.15%	0.94%	1.15%
Net loan charge-offs (recoveries) to average loans, annualized	0.11%	0.02%	1.24%	0.02%
Allowance for credit losses to loans	1.79%	1.08%	1.79%	1.08%
Allowance for credit losses to nonperforming loans	148.17%	78.35%	148.17%	78.35%
Capital ratios:
Total risk-based capital:
Hanmi Financial	14.04%	14.99%	14.04%	14.99%
Hanmi Bank	13.62%	14.62%	13.62%	14.62%
Tier 1 risk-based capital:
Hanmi Financial	10.86%	11.83%	10.86%	11.83%
Hanmi Bank	12.36%	13.54%	12.36%	13.54%
Common equity tier 1 capital
Hanmi Financial	10.46%	11.41%	10.46%	11.41%
Hanmi Bank	12.36%	13.54%	12.36%	13.54%
Tier 1 leverage:
Hanmi Financial	9.69%	10.20%	9.69%	10.20%
Hanmi Bank	11.03%	11.67%	11.03%	11.67%

(1)	Excludes loans held for sale and net of allowance for credit losses.
(2)	Includes loans held for sale and before allowance for credit losses.
(3)	Stockholders’ equity divided by shares of common stock outstanding.

(4)	Tangible stockholder’s equity divided by common shares outstanding. Tangible stockholders’ equity is a “Non-GAAP” financial measure, as discussed in the following section.
(5)	Net income divided by average assets.
(6)	Net income divided by average stockholders’ equity.
(7)	Net interest income divided by average interest-earning assets. Computed on a tax-equivalent basis using the statutory federal tax rate.
(8)	Noninterest expense divided by the sum of net interest income and noninterest income.
(9)	Dividends declared per share divided by basic earnings per share.
(10)	Nonperforming loans receivable, excluding loans held for sale, consist of nonaccrual loans receivable, and loans receivable past due 90 days or more still accruing interest.
(11)	Nonperforming assets consist of nonperforming loans receivable and real estate owned.
(12)	Amounts calculated on annualized net income.

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

Tangible Assets, Tangible Stockholders’ Equity and Tangible Book Value Per Share

The following table reconciles these non-GAAP performance measures to the most comparable GAAP performance measures as of the dates indicated:

	As of
	June 30, 2020	June 30, 2019	December 31, 2019
	(in thousands, except per share data)
Total assets	$6,218,163	$5,511,752	$5,538,184
Less goodwill and other intangible assets	(11,742)	(12,028)	(11,873)
Tangible assets	$6,206,421	$5,499,724	$5,526,311
Total stockholders' equity	$547,436	$564,458	$563,267
Less goodwill and other intangible assets	(11,742)	(12,028)	(11,873)
Tangible stockholders' equity	$535,694	$552,430	$551,394

Stockholders' equity to assets	8.80%	10.24%	10.17%
Tangible common equity to tangible assets (1)	8.63%	10.04%	9.98%
Common shares outstanding	30,657,629	30,975,163	30,799,624

Book value per share	$17.86	$18.22	$18.29
Effect of goodwill and other intangible assets	(0.38)	(0.39)	(0.39)
Tangible common equity per common share (1)	$17.47	$17.83	$17.90

(1)	There were no preferred shares outstanding at the periods indicated.

Executive Overview

Net income was $9.2 million, or $0.30 per diluted share, for the three months ended June 30, 2020 compared with $2.7 million, or $0.09 per diluted share, for the same period a year ago. The increase in net income for the 2020 second quarter reflects primarily the $15.7 million gain on sale of securities offset by a higher credit loss expense.

Net income for the six months ended June 30, 2020 and 2019 was $11.5 million, or $0.38 per diluted share and $17.3 million, or $0.56 per diluted share, respectively. The decline in net income for the 2020 six-month period reflects primarily an increase in credit loss expense offset by the gain on the sale of securities.

The Company adopted effective January 1, 2020, Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses, which replaced the incurred loss methodology for estimating credit losses with a forward-looking current expected credit losses (“CECL”) methodology.  The adoption resulted in a $17.4 million increase to the beginning balance of the allowance for credit losses, a $0.3 million decrease to the beginning balance of the allowance for off-balance sheet-items and an after-tax charge of $12.2 million to the beginning balance of retained earnings.

For the second quarter of 2020, credit loss expense was $24.6 million compared with $16.7 million for the second quarter of 2019.  The 2020 second quarter credit loss expense included a $21.1 million provision for loan losses and a $3.5 million provision for off-balance sheet items. The 2020 second quarter credit loss expense reflects the change in the macroeconomic assumptions in determining the allowance for credit losses including a higher unemployment rate for the subsequent four quarters and a lower projected annual GDP growth rate.

For the six months ended 2020, credit loss expense was $40.3 million compared with loan loss provision of $17.8 million for the same period in 2019.  The credit loss expense for the six-months ended June 30, 2020 included a $36.0 million provision for loan losses and a $4.3 million provision for off-balance sheet items.

Second quarter noninterest income increased to $20.9 million from $6.2 million for the first quarter, primarily due to $479.9 million in sales of securities resulting in $15.7 million in gains. The gains on sales of securities reflect the repositioning of the securities portfolio to capture the high-level of unrealized gains arising from the very low rate environment. Hanmi reinvested the proceeds into U.S. Treasuries and U.S. Government agencies mortgage-backed securities, collateralized mortgage obligations, and notes.

Other financial highlights include the following:

Cash and due from banks increased $424.4 million to $546.0 million as of June 30, 2020 from $121.7 million at December 31, 2019, primarily from a higher volume of non-interest bearing deposits and increased borrowings. The increase in borrowings was largely intended to boost bank liquidity amid disruptions caused to businesses and individuals by the outbreak of COVID-19. The increase in deposits reflects depositors placing proceeds from PPP loans and proceeds from other government assistance programs with the Bank, as well as an increase from our marketing efforts and depositors seeking safety for their funds.

Loans receivable, before the allowance for credit losses, were $4.83 billion at June 30, 2020 compared with $4.61 billion at December 31, 2019.  The increase reflects strong loan production which included $308.8 million of PPP loans and $225.3 million in new loan production. Loans held for sale, representing the guaranteed portion of SBA 7(a) loans, were $17.9 million and $6.0 million at June 30, 2020 and December 31, 2019, respectively. We did not sell any SBA loans during the second quarter because of the disruptions in the secondary market resulting from the COVID-19 crisis. Secondary market activity resumed late in the second quarter.

Deposits were $5.21 billion at June 30, 2020 compared with $4.70 billion at December 31, 2019. The increase reflects principally the $473.6 million increase in non-interest bearing demand deposits.

Return on average assets for the three months ended June 30, 2020 and 2019 was 0.63 percent and 0.19 percent respectively, while the return on average stockholders’ equity was 6.73 percent and 1.87 percent for the same respective periods. Return on average assets for the six months ended June 30, 2020 and 2019 was 0.41 percent and 0.64 percent, respectively, while the return on average stockholders’ equity was 4.18 percent and 6.20 percent for the same respective periods.

Tangible book value per share was $17.47 at June 30, 2020 compared with $17.90 at December 31, 2019; tangible stockholders’ equity to tangible assets was 8.63 percent at June 30, 2020 compared with 9.98 percent at December 31, 2019.

The Bank continues to be well-capitalized at June 30, 2020 with a Total risk-based capital ratio of 13.62 percent, a Tier-1 risk-based capital ratio of 12.36 percent, a Common Equity Tier 1 capital ratio of 12.36 percent and a Tier 1 leverage ratio of 11.03 percent.

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

	Three Months Ended
	June 30, 2020			June 30, 2019
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(in thousands)
Interest-earning assets:
Loans receivable (1)	$4,680,048	$52,230	4.49%	$4,491,377	$56,872	5.08%
Securities (2)	589,932	3,225	2.19%	629,062	3,774	2.40%
FHLB stock	16,385	203	5.00%	16,385	283	6.93%
Interest-bearing deposits in other banks	386,956	78	0.08%	92,753	557	2.41%
Total interest-earning assets	5,673,321	55,736	3.95%	5,229,577	61,486	4.72%

Noninterest-earning assets:
Cash and due from banks	69,667			100,916
Allowance for credit losses	(66,926)			(34,714)
Other assets	219,383			203,870
Total assets	$5,895,445			$5,499,649

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$92,676	$18	0.08%	$83,932	$32	0.15%
Money market and savings	1,677,081	2,309	0.55%	1,541,976	6,083	1.58%
Time deposits	1,458,351	6,562	1.81%	1,863,685	10,613	2.28%
Total interest-bearing deposits	3,228,108	8,889	1.11%	3,489,593	16,728	1.92%
Borrowings	342,437	760	0.89%	59	—	0.00%
Subordinated debentures	118,583	1,645	5.55%	118,007	1,764	5.96%
Total interest-bearing liabilities	3,689,128	11,294	1.23%	3,607,659	18,492	2.06%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,589,668			1,257,184
Other liabilities	68,311			66,053
Stockholders' equity	548,338			568,753
Total liabilities and stockholders' equity	$5,895,445			$5,499,649

Net interest income (taxable equivalent basis)		$44,442			$42,994

Cost of deposits (3)			0.74%			1.41%
Net interest spread (taxable equivalent basis) (4)			2.72%			2.66%
Net interest margin (taxable equivalent basis) (5)			3.15%			3.30%

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.
(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended
	June 30, 2020 vs June 30, 2019
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$2,273	$(6,915)	$(4,642)
Securities (2)	(228)	(321)	(549)
FHLB stock	—	(80)	(80)
Interest-bearing deposits in other banks	458	(937)	(479)
Total interest and dividend income	2,503	(8,253)	(5,750)

Interest expense:
Demand: interest-bearing	$3	$(17)	$(14)
Money market and savings	493	(4,267)	(3,774)
Time deposits	(2,073)	(1,978)	(4,051)
Borrowings	761	(1)	760
Subordinated debentures	9	(128)	(119)
Total interest expense	(807)	(6,391)	(7,198)
Change in net interest income	$3,310	$(1,862)	$1,448

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Interest and dividend income, on a taxable equivalent basis, decreased $5.7 million, or 9.4 percent, to $55.7 million for the three months ended June 30, 2020 from $61.5 million for the same period in 2019. Interest expense decreased $7.2 million, or 38.9 percent, to $11.3 million for the three months ended June 30, 2020 from $18.5 million for the same period in 2019. For the three months ended June 30, 2020 and 2019, net interest income, on a taxable equivalent basis, was $44.4 million and $43.0 million, respectively. Net interest income increased during the three months ended June 30, 2020 compared with the same period in 2019 mainly due to decreases in rates paid on money market, savings, and time deposits, offset by decreases in yields earned on loans. The net interest spread and net interest margin, on a taxable equivalent basis, for the three months ended June 30, 2020 were 2.72 percent and 3.15 percent, respectively, compared with 2.66 percent and 3.30 percent, respectively, for the same period in 2019.

The average balance of interest-earning assets increased $443.7 million, or 8.49 percent, to $5.67 billion for the three months ended June 30, 2020 from $5.23 billion for the same period in 2019. The average balance of loans receivable increased $188.7 million, or 4.20 percent, to $4.68 billion for the three months ended June 30, 2020 from $4.49 billion for the same period in 2019. The average balance of interest-bearing liabilities increased $81.5 million, or 2.26 percent, to $3.69 billion for the three months ended June 30, 2020, compared with $3.61 billion for the same period in 2019.

The average yield on interest-earning assets, on a taxable equivalent basis, decreased 77 basis points to 3.95 percent for the three months ended June 30, 2020 from 4.72 percent for the same period in 2019, primarily due to the decrease in the general level of interest rates but was partially offset by higher volume in interest-bearing deposits at other banks. The average cost of interest-bearing liabilities decreased by 83 basis points to 1.23 percent for the three months ended June 30, 2020 from 2.06 percent for the same period in 2019, mainly due to lower market interest rates and a smaller percentage of higher-costing time deposits in the portfolio.

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

	Six Months Ended June 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(in thousands)
Interest-earning assets:
Loans receivable (1)	$4,599,222	$106,878	4.67%	$4,512,134	$115,206	5.15%
Securities (2)	606,821	6,880	2.27%	609,414	7,371	2.42%
FHLB stock	16,385	492	6.05%	16,385	572	7.04%
Interest-bearing deposits in other banks	245,734	411	0.34%	72,997	892	2.46%
Total interest-earning assets	5,468,162	114,661	4.22%	5,210,930	124,041	4.80%

Noninterest-earning assets:
Cash and due from banks	83,782			104,932
Allowance for credit losses	(63,990)			(33,356)
Other assets	212,595			184,702
Total assets	$5,700,549			$5,467,208

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$87,805	$39	0.09%	$84,608	$61	0.15%
Money market and savings	1,682,047	7,088	0.85%	1,534,385	11,760	1.55%
Time deposits	1,490,548	14,504	1.96%	1,858,155	20,589	2.23%
Total interest-bearing deposits	3,260,400	21,631	1.33%	3,477,148	32,410	1.88%
Borrowings	236,548	1,256	1.07%	5,306	72	2.74%
Subordinated debentures	118,513	3,357	5.67%	117,935	3,536	5.99%
Total interest-bearing liabilities	3,615,461	26,244	1.46%	3,600,389	36,018	2.02%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,461,682			1,254,437
Other liabilities	69,259			48,971
Stockholders' equity	554,147			563,411
Total liabilities and stockholders' equity	$5,700,549			$5,467,208

Net interest income (taxable equivalent basis)		$88,417			$88,023

Cost of deposits (3)			0.92%			1.38%
Net interest spread (taxable equivalent basis) (4)			2.76%			2.78%
Net interest margin (taxable equivalent basis) (5)			3.25%			3.41%

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.
(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Six Months Ended June 30,
	June 30, 2020 vs June 30, 2019
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$2,272	$(10,600)	$(8,328)
Securities (2)	(31)	(460)	(491)
FHLB stock	—	(80)	(80)
Interest-bearing deposits in other banks	781	(1,262)	(481)
Total interest and dividend income	3,022	(12,402)	(9,380)

Interest expense:
Demand: interest-bearing	$2	$(24)	$(22)
Money market and savings	1,052	(5,724)	(4,672)
Time deposits	(3,754)	(2,331)	(6,085)
Borrowings	1,255	(71)	1,184
Subordinated debentures	16	(195)	(179)
Total interest expense	(1,429)	(8,345)	(9,774)
Change in net interest income	$4,451	$(4,057)	$394

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Interest and dividend income, on a taxable equivalent basis, decreased $9.4 million, or 7.6 percent, to $114.7 million for the six months ended June 30, 2020 from $124.0 million for the same period in 2019. Interest expense decreased $9.8 million, or 27.1 percent, to $26.2 million for the six months ended June 30, 2020 from $36.0 million for the same period in 2019. For the six months ended June 30, 2020 and 2019, net interest income, on a taxable equivalent basis, was $88.4 million and $88.0 million, respectively. Net interest income increased during the six months ended June 30, 2020 compared with the same period in 2019 mainly due to decreases on rates paid for money market, savings and time deposits, as well as lower average balances on time deposits, offset by decreases in the average yields on loans receivable. The net interest spread and net interest margin, on a taxable equivalent basis, for the six months ended June 30, 2020 were 2.76 percent and 3.25 percent, respectively, compared with 2.78 percent and 3.41 percent, respectively, for the same period in 2019.

The average balance of interest-earning assets increased $257.2 million, or 4.90 percent, to $5.47 billion for the six months ended June 30, 2020 from $5.21 billion for the same period in 2019. The average balance of loans receivable increased $87.1 million, or 1.90 percent, to $4.60 billion for the six months ended June 30, 2020 from $4.51 billion for the same period in 2019. The average balance of interest-bearing liabilities increased $15.1 million, or 0.42 percent, to $3.62 billion for the six months ended June 30, 2020, compared with $3.60 billion for the same period in 2019.

The average yield on interest-earning assets, on a taxable equivalent basis, decreased 58 basis points to 4.22 percent for the six months ended June 30, 2020 from 4.80 percent for the same period in 2019, primarily due to the decrease in the general level of interest rates of interest-earning assets partially offset by an increase in the average balance of interest-bearing deposits at other banks. The average cost of interest-bearing liabilities decreased by 56 basis points to 1.46 percent for the six months ended June 30, 2020 from 2.02 percent for the same period in 2019, mainly due to lower market interest rates and a smaller percentage of higher-costing time deposits in the portfolio.

Credit Loss Expense

For the three months ended June 30, 2020, credit loss expense was $24.6 million, comprised of a $21.1 million provision for loan losses and a $3.5 million provision for off-balance sheet items compared with a loan loss provision for $16.7 million for the same period in 2019 and a provision for off-balance sheet items of $0.2 million. The credit loss expense for the three months ended June 30, 2020 reflects principally deteriorating assumptions about unemployment and economic activity as well as higher levels of unused loan commitments.

The credit loss expense for the six months ended June 30, 2020 and 2019 was $40.3 million and $17.8 million. Included in credit loss expense was the provision for loan losses of $36.0 million and provision for off-balance sheet items of $4.3 million for the six months ended June 30, 2020. The loan loss provision for the six months ended June 30, 2019 was $17.8 million, and the provision for off-balance sheet items was a credit to expense of $0.1 million.

See also “Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount
	(in thousands)
Service charges on deposit accounts	$2,032	$2,486	$(454)
Trade finance and other service charges and fees	961	1,204	(243)
Servicing income	855	600	255
Bank-owned life insurance income	276	281	(5)
All other operating income	1,095	293	802
Service charges, fees & other	5,219	4,864	355
Gain on sale of SBA loans	—	1,060	(1,060)
Net gain (loss) on sales of securities	15,712	570	15,142
Gain on sale of bank premises	—	1,235	(1,235)
Total noninterest income	$20,931	$7,729	$13,202

For the three months ended June 30, 2020, noninterest income was $20.9 million, an increase of $13.2 million, or 170.8 percent, compared with $7.7 million for the same period in 2019. Most of the increase was attributable to $15.7 million in gains on sale of $479.9 million of securities reflecting the repositioning of the securities portfolio to capture the high level of unrealized gains arising from the very low rate environment. Securities transactions for the year ago period resulted in gains of $0.5 million as we sold the remaining tax-exempt municipal bonds during the three months ended June 30, 2019. There were no gains on sale of SBA loans during the three months ended June 30, 2020 compared with $1.1 million for the same period a year ago.

The following table sets forth the various components of noninterest income for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount
	(in thousands)
Service charges on deposit accounts	$4,432	$4,844	$(412)
Trade finance and other service charges and fees	1,948	2,328	(380)
Servicing income	1,416	1,083	333
Bank-owned life insurance income	553	533	20
All other operating income	1,939	679	1,260
Service charges, fees & other	10,288	9,467	821
Gain on sale of SBA loans	1,154	1,986	(832)
Net gain (loss) on sales of securities	15,712	1,295	14,417
Gain on sale of bank premises	—	1,235	(1,235)
Total noninterest income	$27,154	$13,983	$13,171

For the six months ended June 30, 2020, noninterest income was $27.2 million, an increase of $13.2 million, or 94.2 percent, compared with $14.0 million for the same period in 2019. Increase in noninterest income for the six months ended June 30, 2020 was mostly attributed to $15.7 million in gains on sales of securities. Securities transactions for the same period a year ago resulted in gains of $1.3 million as we sold all of our tax-exempt municipal bonds during the six months ended June 30, 2019. In addition, other operating income increased from $512,000 of fees relating to back-to-back swap contracts with a notional amount of $29.5 million and higher levels of bank interchange fees of $699,000.  These were partially offset by lower gains on sales of SBA loans which were $1.2 million for the six months ended June 30, 2020 compared with $2.0 million for the same period a year ago, and the absence of a gain on the sale of bank premises in 2020 compared to a $1.2 million gain for the six months ended June 30, 2019.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount
	(in thousands)
Salaries and employee benefits	$14,701	$16,881	$(2,180)
Occupancy and equipment	4,508	3,468	1,040
Data processing	2,804	2,140	664
Professional fees	1,545	1,983	(438)
Supplies and communications	858	649	209
Advertising and promotion	456	945	(489)
All other operating expenses	2,457	3,687	(1,230)
Subtotal	27,329	29,753	(2,424)
Provision expense (income) for losses on off-balance sheet items (1)	—	233	(233)
Other real estate owned expense	(191)	158	(349)
Total noninterest expense	$27,138	$30,144	$(3,006)

(1)

Provision expense (income) for losses on off-balance sheet items is now included in credit loss expense; the provision for losses on off-balance sheet items was $3.5 million for the six months ended June 30, 2020.

For the three months ended June 30, 2020, noninterest expense was $27.1 million, a decrease of $3.0 million, or 10.0 percent, compared with $30.1 million for the same period in 2019. The decrease was primarily due to lower salaries and employee benefits expense from $3.1 million in higher capitalized salaries mainly related to the origination of PPP loans.

The following table sets forth the components of noninterest expense for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount
	(in thousands)
Salaries and employee benefits	$32,450	$32,619	$(169)
Occupancy and equipment	8,983	7,989	994
Data processing	5,473	4,223	1,250
Professional fees	3,460	3,632	(172)
Supplies and communications	1,639	1,493	146
Advertising and promotion	1,190	1,705	(515)
Merger and integration costs	—	641	(641)
All other operating expenses	5,200	7,089	(1,889)
Subtotal	58,395	59,391	(996)
Provision expense (income) for losses on off-balance sheet items (1)	—	(106)	106
Other real estate owned expense	(189)	(75)	(114)
Total noninterest expense	$58,206	$59,210	$(1,004)

(1)

Provision expense (income) for losses on off-balance sheet items is now included in credit loss expense; the provision for losses on off-balance sheet items was $4.3 million for the six months ended June 30, 2020.

For the six months ended June 30, 2020, noninterest expense was $58.2 million, a decrease of $1.0 million, or 1.7 percent, compared with $59.2 million for the same period in 2019. The decrease was primarily due to a reduction of other operating expenses from gains on sales and disposals of repossessed assets, offset by an increase in data processing and occupancy and equipment costs.

Income Tax Expense

Income tax expense was $4.5 million and $1.2 million representing an effective income tax rate of 32.7 percent and 31.5 percent for the three months ended June 30, 2020 and 2019, respectively. The increase in the effective tax rate for the three months ended June 30, 2020, compared to the same period in 2019 was principally due to higher pre-tax income during the second quarter.

Income tax expense was $5.5 million and $7.5 million representing an effective income tax rate of 32.3 percent and 30.2 percent for the six months ended June 30, 2020 and 2019, respectively. The increase in the effective tax rate for the six months ended June 30, 2020, compared to the same period in 2019 was principally due to lower tax-exempt interest and dividends.

Financial Condition

Securities

As of June 30, 2020, our securities portfolio consisted of U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and, to a lesser extent, U.S. Treasury securities. Most of these securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of June 30, 2020 and December 31, 2019.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on securities as of the dates indicated:

	June 30, 2020			December 31, 2019
		Estimated	Unrealized		Estimated	Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(in thousands)
Securities available for sale:
U.S. Treasury securities	$44,982	$45,262	$280	$34,947	$35,206	$259
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	413,278	413,263	(15)	406,813	410,800	3,987
Collateralized mortgage obligations	120,080	120,294	214	164,232	164,592	360
Debt securities	77,160	77,152	(8)	23,733	23,879	146
Total U.S. government agency and sponsored agency obligations	610,518	610,709	191	594,778	599,271	4,493
Total securities available for sale	$655,500	$655,971	$471	$629,725	$634,477	$4,752

As of June 30, 2020, securities available for sale increased $21.5 million, or 3.4 percent, to $656.0 million, compared with $634.5 million as of December 31, 2019. The increase reflects partial utilization of excess liquidity.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their weighted- average yield as of June 30, 2020:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands)
Securities available for sale:
U.S. Treasury securities	$34,988	0.51%	$9,996	2.67%	$—	0.00%	$—	0.00%	$44,984	0.99%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	7,083	1.95%	4,685	2.10%	—	0.00%	401,510	1.54%	413,278	1.56%
Collateralized mortgage obligations	11	1.68%	1,411	1.48%	1,813	1.42%	116,843	1.02%	120,078	1.03%
Debt securities	—	0.00%	67,160	0.54%	10,000	0.85%	—	0.00%	77,160	0.58%
Total U.S. government agency and sponsored agency obligations	7,094	1.95%	73,256	0.66%	11,813	0.94%	518,353	1.43%	610,516	1.33%
Total securities available for sale	$42,082	0.75%	$83,252	0.90%	$11,813	0.94%	$518,353	1.43%	$655,500	1.31%

Loans Receivable

The following table shows the loans portfolio composition by type as of the dates indicated, excluding loans held for sale:

	June 30, 2020	December 31, 2019
	(in thousands)
Real estate loans:
Commercial property
Retail	$808,157	$869,302
Hospitality	882,812	922,288
Other (1)	1,504,916	1,358,432
Total commercial property loans	3,195,885	3,150,022
Construction	70,357	76,455
Residential property	354,064	402,028
Total real estate loans	3,620,306	3,628,505
Commercial and industrial loans	730,399	484,093
Leases receivable	462,811	483,879
Consumer loans (2)	12,126	13,670
Loans receivable	4,825,642	4,610,147
Allowance for credit losses	(86,330)	(61,408)
Loans receivable, net	$4,739,312	$4,548,739

(1)

Includes, among other types, mixed-use, apartment, office, industrial, gas stations, faith-based facilities and warehouse; all other property types represent less than one percent of total loans receivable.

(2)	Consumer loans include home equity lines of credit of $7.6 million and $8.2 million as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020 and December 31, 2019, net loans receivable was $4.74 billion and $4.55 billion, respectively, representing an increase of $190.6 million, or 4.2 percent. The increase in net loans receivable as of June 30, 2020 compared with December 31, 2019 was attributable to an increase of new loan production by $534.1 million, of which $308.8 million related to the loans issued under the Paycheck Protection Program. These increases were partially offset by an increase in the allowance for credit losses by $24.9 million from an adjustment of $17.4 million related to adoption CECL (ASU 2016-13) on January 1, 2020 and additional provisions for the forecasted impact to the loan portfolio as of June 30, 2020 due to the ongoing pandemic.

Industry

Our loans receivable portfolio included the following concentrations of loans to one type of industry that were greater than 10.0 percent of loans receivable outstanding:

		Percentage of
	Balance as of	Loans Receivable
	June 30, 2020	Outstanding
	(in thousands)
Lessor of nonresidential buildings	$1,384,992	28.7%
Hospitality	944,923	19.6%

There was no other concentration of loans receivable to any one type of industry exceeding 10.0 percent of loans receivable outstanding.

Loan Quality Indicators

As of June 30, 2020 and December 31, 2019, pass/pass-watch, special mention and classified loans, disaggregated by loan class, were as follows:

	Pass/Pass- Watch	Special Mention	Classified	Total
	(in thousands)
June 30, 2020
Real estate loans:
Commercial property
Retail	$800,437	$1,182	$6,538	$808,157
Hospitality	879,131	—	3,681	882,812
Other	1,469,272	6,059	29,585	1,504,916
Total commercial property loans	3,148,840	7,241	39,804	3,195,885
Construction	44,503	—	25,854	70,357
Residential property	350,520	784	2,760	354,064
Total real estate loans	3,543,863	8,025	68,418	3,620,306
Commercial and industrial loans	702,443	12,423	15,533	730,399
Leases receivable	453,528	—	9,283	462,811
Consumer loans	10,752	686	688	12,126
Total loans receivable	$4,710,586	$21,134	$93,922	$4,825,642

December 31, 2019
Real estate loans:
Commercial property
Retail	$859,739	$2,835	$6,728	$869,302
Hospitality	915,834	939	5,515	922,288
Other	1,329,817	7,807	20,809	1,358,432
Total commercial property loans	3,105,390	11,580	33,052	3,150,022
Construction	36,956	1,613	37,886	76,455
Residential property	398,737	2,512	779	402,028
Total real estate loans	3,541,082	15,705	71,718	3,628,505
Commercial and industrial loans	458,184	10,222	15,687	484,093
Leases receivable	477,977	—	5,902	483,879
Consumer loans	12,247	705	718	13,670
Total loans receivable	$4,489,491	$26,632	$94,025	$4,610,147

Classified loans were $93.9 million at June 30, 2020 compared with $94.0 million at the end of 2019, while special mention loans were $21.1 million at the end of the second quarter compared with $26.6 million at December 31, 2019. The decrease in classified loans primarily reflects the $25.2 million charge-off of the previously identified troubled loan relationship, offset by the addition of two film-tax credit loans totaling $12.6 million and one construction loan totaling $12.8 million.

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

Except for nonperforming loans set forth in the table below and the matters described in the following paragraph, we are not aware of any other loans as of June 30, 2020 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date. We cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

On March 22, 2020, banking regulators issued a statement titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19.  Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 and until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates.  Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due.  These include short-term, 90 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.  As of June 30, 2020, the Bank approved 2,443 modification requests representing $1.4 billion of loans and leases, or 29.0 percent of the loan portfolio, of which 698 or $1.3 billion represented loan modifications and 1,745 or $1.0 million represented lease modifications.

The following table provides information with respect to the components of nonperforming assets as of the dates indicated:

			Increase (Decrease)
	June 30, 2020	December 31, 2019	Amount	Percentage
	(in thousands)
Nonperforming loans:
Real estate loans:
Commercial property
Retail	$1,355	$277	$1,078	388.9%
Hospitality	—	225	(225)	-100.0%
Other	4,503	14,864	(10,361)	-69.7%
Total commercial property loans	5,858	15,366	(9,508)	-61.9%
Construction	25,854	27,201	(1,347)	-5.0%
Residential property	2,794	1,124	1,670	148.5%
Total real estate loans	34,506	43,691	(9,185)	-21.0%
Commercial and industrial loans	13,785	13,479	306	2.3%
Leases receivable	9,285	5,902	3,383	57.3%
Consumer loans	688	689	(1)	-0.1%
Total nonaccrual loans	58,264	63,761	(5,497)	-8.6%
Loans 90 days or more past due and still accruing	—	—	—	100.0%
Total nonperforming loans (1)	58,264	63,761	(5,497)	-8.6%
Other real estate owned	148	63	85	134.9%
Total nonperforming assets	$58,412	$63,824	$(5,412)	-8.5%

Nonperforming loans as a percentage of loans	1.21%	1.38%
Nonperforming assets as a percentage of assets	0.94%	1.15%
Performing troubled debt restructured loans	$14,524	$830

(1)	Includes nonperforming TDRs of $17.0 million and $55.5 million as of June 30, 2020 and December 31, 2019, respectively.

Nonperforming loans were $58.3 million and $63.8 million as of June 30, 2020 and December 31, 2019, respectively. The decrease reflects principally the $25.2 million charge-off of the troubled loan relationship, the pay-off of a $5.5 million past due film-tax credit loan, as well as two other loans totaling $14.1 million returning to accruing status offset by the addition of three loans totaling $22.9 million and leases totaling $1.6 million.

Delinquent loans (defined as 30 to 89 days past due and still accruing) were $10.0 million as of June 30, 2020 compared with $10.3 million as of December 31, 2019.

As of June 30, 2020, OREO consisted of three properties with a combined carrying value of $0.1 million compared to two properties with a combined carrying value of $0.01 million as of December 31, 2019.

The following table provides information with respect to the amortized cost basis of nonperforming loans:

	June 30, 2020
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property loans	$5,238	$620	$—	$5,858
Construction loans	13,046	12,808	—	25,854
Residential property loans	2,761	33	—	2,794
Total real estate loans	21,045	13,461	—	34,506
Commercial and industrial loans	12,878	907	—	13,785
Leases receivable	1,797	7,488	—	9,285
Consumer loans	688	—	—	688
Total nonperforming loans	$36,408	$21,856	$—	$58,264

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

We review, under ASU 2016-13, all loans on an individual basis when they do not share similar risk characteristics with loan pools.

The following table provides information on individually evaluated loans as of June 30, 2020 and impaired loans as of December 31, 2019:

	June 30, 2020		December 31, 2019
	Recorded Investment	Percentage	Recorded Investment	Percentage
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$1,355	1.9%	$434	0.7%
Hospitality	—	0.0%	244	0.4%
Other	18,299	25.5%	14,864	22.9%
Total commercial property loans	19,654	27.4%	15,542	24.0%
Construction	25,854	36.0%	27,201	42.0%
Residential property	2,794	3.9%	1,124	1.7%
Total real estate loans	48,302	67.3%	43,867	67.7%
Commercial and industrial loans	13,771	19.1%	13,700	21.2%
Leases receivable	8,456	11.8%	5,902	9.1%
Consumer loans	1,280	1.8%	1,297	2.0%
Total	$71,809	100.0%	$64,766	100.0%

Individually evaluated loans increased $7.0 million, or 10.9 percent, to $71.8 million as of June 30, 2020, from $64.8 million at December 31, 2019, principally due to the addition of two film-tax credits totaling $12.6 million, one construction loan totaling $12.8 million, and one commercial real estate loan totaling $1.4 million, offset by a charge-off of $25.2 million of a $40.0 million troubled loan relationship (comprised of $13.5 million construction/land loan charge off and an $11.7 million commercial business loan charge-off). Specific allowances associated with individually evaluated loans were $5.2 million as of June 30, 2020 compared with $25.8 million as of December 31, 2019. The decrease was primarily due to the charge-off of $25.2 million troubled loan relationship, offset by a specific provision for the $12.8 million construction loan.

During the three months ended June 30, 2020, we would have recognized $1.4 million of interest income had loans individually evaluated performed in accordance with their original terms. During the three months ended June 30, 2019, we would have recognized $1.1 million of interest income had impaired loans receivable performed in accordance with their original terms. Of these amounts, we actually recognized interest income of $0.5 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2020, we would have recognized $3.0 million of interest income had loans individually evaluated performed in accordance with their original terms. During the six months ended June 30, 2019, we would have recognized $2.0 million of interest income had impaired loans receivable performed in accordance with their original terms. Of these amounts, we actually recognized interest income of $1.1 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively.

Troubled Debt Restructurings (TDRs)

The following table provides information on TDRs as of the dates indicated:

	June 30, 2020			December 31, 2019
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(in thousands)
Real estate loans	$15,649	$13,796	$29,445	$41,798	$—	$41,798
Commercial and industrial loans	724	136	860	12,991	222	13,213
Consumer loans	661	592	1,253	689	608	1,297
Total	$17,034	$14,524	$31,558	$55,478	$830	$56,308

For the three months and six months ended June 30, 2020, we restructured two loans for $2.0 million classified as TDRs.

As of June 30, 2020, TDRs on an accrual status were $14.5 million, all of which were temporary interest rate and payment reductions and extensions of maturity of which a $0.01 million allowance relating to these loans was included in the allowance for credit losses. For the TDRs on an accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of June 30, 2020, TDRs on a nonaccrual status were $17.0 million, and a $0.1 million allowance relating to these loans was included in the allowance for credit losses.

As of December 31, 2019, TDRs on an accrual status were $0.8 million, all of which were temporary interest rate and payment reductions, extensions of maturity, or principal deferrals of which a $0.03 million allowance relating to these loans was included in the allowance for credit losses. As of December 31, 2019, TDRs on a nonaccrual status were $55.5 million, and a $22.7 million allowance relating to these loans was included in the allowance for credit losses.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

The Company’s estimate of the allowance for credit losses at June 30, 2020 reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

At June 30, 2020, the Company used the discounted cash flow (DCF) method to estimate allowances for credit losses for the commercial and industrial loan portfolio and the consumer loan portfolio. For all loan pools utilizing the DCF method, the Company utilizes and forecasts the national unemployment rate as the primary loss driver.  In addition, the Company determined that four-quarters represented a reasonable and supportable forecast period and reverted to a historical loss rate over twelve quarters on a straight-line basis. As of and for the quarter ended June 30, 2020, the Company leveraged the economic projections from Moody’s Analytics Economic Scenarios and Forecasts to inform its loss driver forecasts over the four-quarter forecast period. For each of these loan segments, the Company applied an annualized historical PD/LGD using all available historical periods. The reason for the change from relying on the FRED economic data to Moody’s data was because Moody’s data is updated more frequently and timely than FOMC or FRED, and thus provides a better forecast for PD/LGD models. Since reasonable and supportable forecasts of economic conditions are imbedded directly to DCF model, qualitative adjustments are reduced but considered. Qualitative adjustments were based on the Company's judgment of company, market, industry or business specific data, changes in the underlying loan composition of specific portfolios.

Management determined that, due to model limitations, the regression model that supports the DCF calculation for the SBA and commercial property, construction, and residential real estate portfolios does not take into account the volatile nature of COVID-19 on these portfolios, as well as the government assistance programs based on the maturities. As a result, at June 30, 2020, the Company utilized the Probability of Default/Loss Given Default (PD/LGD) method for the SBA and commercial property, construction, and residential real estate portfolios. The Company previously applied the DCF method to the real estate secured portfolios in the implementation of CECL at January 1, 2020 and through March 31, 2020 and determined that the change from DCF to PD/LGD was not material.  See Note 1 – Organization and Basis of Presentation for a further description of the methodologies applied at the inception of CECL and during the three months ended March 31, 2020.  The Company used historical periods that included an economic downturn to derive historical losses for better alignment in the estimation of expected losses. The Company leveraged Frye-Jacobs modeled LGD rates for loan segments with no historical losses.  In addition, for those loans granted a loan modification due to COVID-19, the Company used historical periods under PD/LGD as of March 31, 2020 to reflect the moratorium on TDRs under Section 4013 of the CARES Act. The PD/LGD method incorporates a forecast into loss estimates using a qualitative adjustment. Qualitative loss factors were based on the Company's judgment of company, market, industry or business specific data, changes in the underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, nonperforming and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

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

The allowance for credit losses was $86.3 million at June 30, 2020 compared with $61.4 million at December 31, 2019.  The allowance attributed to loans individually evaluated for impairment was $5.2 million at June 30, 2020 compared with $25.8 million at December 31, 2019, the decline primarily reflecting the $25.2 million charge-off of the previously identified troubled loan relationship during the first quarter of 2020. The allowance attributed to loans collectively evaluated for impairment was $81.1 million at June 30, 2020 compared with $35.6 million at December 31, 2019.  The increase principally reflects the adoption of ASU 2016-13 as well as the change from January 1, 2020 to June 30, 2020 in the macroeconomic assumptions including a higher projected average unemployment rate for the subsequent four quarters and a lower projected GDP growth rate.  The Company recognizes the inherent uncertainties in the estimate of the allowance for credit losses and the effect the COVID-19 pandemic may have on borrowers.

The following tables reflect our allocation of the allowance for credit losses by loan category:

	June 30, 2020				December 31, 2019
	Allowance		Total		Allowance		Total
	Amount	Percentage	Loans	Percentage	Amount	Percentage	Loans	Percentage
	(in thousands)
Real estate loans:
Commercial property
Retail	$7,341	8.5%	$808,157	16.7%	$4,911	8.0%	$869,302	18.9%
Hospitality	11,984	13.9%	882,812	18.3%	6,686	10.9%	922,288	20.0%
Other	24,920	28.9%	1,504,916	31.2%	8,060	13.1%	1,358,432	29.4%
Total commercial property loans	44,245	51.3%	3,195,885	66.2%	19,657	32.0%	3,150,022	68.3%
Construction	9,331	10.8%	70,357	1.5%	15,003	24.4%	76,455	1.7%
Residential property	2,640	3.1%	354,064	7.3%	1,695	2.8%	402,028	8.7%
Total real estate loans	56,216	65.2%	3,620,306	75.0%	36,355	59.2%	3,628,505	78.7%
Commercial and industrial loans	13,387	15.5%	730,399	15.1%	16,206	26.4%	484,093	10.5%
Leases receivable	16,525	19.1%	462,811	9.6%	8,767	14.3%	483,879	10.5%
Consumer loans	202	0.2%	12,126	0.3%	80	0.1%	13,670	0.3%
Total	$86,330	100.0%	$4,825,642	100.0%	$61,408	100.0%	$4,610,147	100.0%

The following table set forth certain information regarding the allowance for credit losses and the allowance for credit losses related to off-balance sheet items for the periods presented.

	As of and For the Three Months Ended		As of and For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)
Allowance for credit losses:
Balance at beginning of period	$66,500	$32,896	$61,408	$31,974
Adjustment related to adoption of ASU 2016-13	—	—	17,433	—
Adjusted balance as of January 1, 2020	66,500	32,896	78,841	31,974
Less loans receivable charged off	1,573	1,536	29,046	2,634
Recoveries on loans receivable previously charged-off	(272)	(1,327)	(488)	(2,230)
Provision for credit losses	21,131	16,699	36,047	17,816
Ending balance	$86,330	$49,386	$86,330	$49,386

Allowance for credit losses related to off-balance sheet items:
Balance at beginning of period	$2,885	$1,100	$2,397	$1,439
Adjustment related to adoption of ASU 2016-13	—	—	(335)	—
Adjusted balance as of January 1, 2020	2,885	1,100	2,062	1,439
Provision (income) for off-balance sheet items	3,462	233	4,285	(106)
Ending balance	$6,347	$1,333	$6,347	$1,333

Ratios:
Net loan charge-offs (recoveries) to average loans, annualized	0.11%	0.02%	1.24%	0.02%
Allowance for credit losses to loans receivable	1.79%	1.08%	1.79%	1.08%
Net loan charge-offs (recoveries) to allowance for credit losses, annualized	6.03%	1.69%	66.16%	1.64%
Allowance for credit losses to nonperforming loans	148.17%	78.35%	148.17%	78.35%

Balance:
Average loans receivable during period	$4,680,048	$4,491,377	$4,599,222	$4,512,134
Loans receivable at end of period	4,825,642	4,555,802	4,825,642	4,555,802
Nonperforming loans at end of period	58,264	63,031	58,264	63,031

The allowance for credit losses was $86.3 million as of June 30, 2020 generating an allowance for credit losses to loans receivable of 1.79 percent compared with 1.08 percent at June 30, 2019. The increase principally reflects the change in the accounting for the allowance for credit losses previously described and the effect of the COVID-19 pandemic.

The allowance for credit losses at June 30, 2020 included a $25.7 million specific qualitative amount for the uncertainties arising from the COVID-19 crisis. The Company analyzed the segments of the portfolio believed to be the most vulnerable to the crisis at this time – hospitality, food service, and retail – representing approximately $1.69 billion, or 35.0 percent of the portfolio. For these segments, the Company used varying revenue shocks to identify post-stressed real estate secured loans with debt-service-coverage ratios of one or less and compared those to estimated post-stressed real estate valuations as well as peak historical loss rates for unsecured loans in developing this estimate. The Company recognizes the inherent uncertainties in this estimate and the effects this crisis may have on our borrowers. The Company expects the estimate of the allowance for credit losses will change in future periods because of changes in economic conditions, economic forecasts, and other factors.

The allowance for credit losses related to off-balance sheet items, primarily unfunded loan commitments, was $6.3 million and $1.3 million as of June 30, 2020 and 2019, respectively.

The following table presents a summary of net charge-offs and recoveries:

	Three Months Ended			Six Months Ended
	Charge- offs	Recoveries	Net Charge- Offs (Recoveries)	Charge- offs	Recoveries	Net Charge- Offs (Recoveries)
	(in thousands)
June 30, 2020
Real estate loans	$91	$(98)	$(7)	$14,233	$(156)	$14,077
Commercial and industrial loans	438	(60)	378	12,589	(144)	12,445
Leases receivable	1,044	(114)	930	2,224	(188)	2,036
Total	$1,573	$(272)	$1,301	$29,046	$(488)	$28,558

June 30, 2019
Real estate loans	$—	$(1,133)	$(1,133)	$113	$(1,563)	$(1,450)
Commercial and industrial loans	562	(89)	473	695	(471)	224
Leases receivable	974	(105)	869	1,826	(196)	1,630
Total	$1,536	$(1,327)	$209	$2,634	$(2,230)	$404

For the three months ended June 30, 2020, total charge-offs were $1.6 million, an increase of $0.1 million, from $1.5 million for the same period in 2019. Charge-offs were offset by recoveries during the three months ended June 30, 2020 of $0.3 million, a decrease of $1.0 million, from $1.3 million for the same period in 2019. For the six months ended June 30, 2020, total charge-offs were $29.0 million, an increase of $26.4 million, or 1,002.7 percent, from $2.6 million for the same period in 2019. The first quarter of 2020 included a $25.2 million charge off of a $40.0 million troubled loan relationship (comprised of $13.5 million real estate construction loan charge off and an $11.7 million commercial and industrial loan charge off). Charge-offs were offset by recoveries during the six months ended June 30, 2020 of $0.5 million, a decrease of $1.7 million, or 78.1 percent, from $2.2 million for the same period in 2019.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	June 30, 2020		December 31, 2019
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$1,865,213	35.8%	$1,391,624	29.6%
Interest-bearing:
Demand	96,941	1.9%	84,323	1.8%
Money market and savings	1,812,612	34.8%	1,667,096	35.5%
Time deposits of $100,000 or more (1)	1,307,496	25.1%	1,402,063	29.8%
Other time deposits	127,519	2.5%	153,856	3.3%
Total deposits	$5,209,781	100.0%	$4,698,962	100.0%

(1)	Includes $308.5 million and $299.9 million of time deposits of $250,000 or more as of June 30, 2020 and December 31, 2019, respectively.

Deposits increased $510.8 million, or 10.9 percent, to $5.21 billion as of June 30, 2020 from $4.70 billion as of December 31, 2019. The increase in deposits was mainly attributable to the $473.6 million increase in demand – noninterest-bearing deposits and increase of $145.5 million in money market and savings accounts.

Borrowings

At June 30, 2020, the Bank had $150.0 million in term advances from the FHLB compared with $75.0 million at December 31, 2019.  There were no overnight advances at June 30, 2020, compared to $15.0 million at December 31, 2019. In addition, the Bank had $101.8 million in PPPLF advances during the second quarter.  The Bank repaid the PPPLF advance subsequent to the end of the 2020 second quarter.

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

	Net Interest Income Simulation
Change in	1- to 12-Month Horizon		13- to 24-Month Horizon
Interest	Dollar	Percentage	Dollar	Percentage
Rate	Change	Change	Change	Change
	(dollars in thousands)
300%	$21,993	11.42%	$37,241	19.43%
200%	$14,389	7.47%	$24,798	12.94%
100%	$7,261	3.77%	$13,206	6.89%
(100%)	$(713)	(0.37%)	$(675)	(0.35%)

Change in	Economic Value of Equity (EVE)
Interest	Dollar	Percentage
Rate	Change	Change
	(dollars in thousands)
300%	$155,509	40.17%
200%	$117,882	30.45%
100%	$71,973	18.59%
(100%)	$(94,600)	(24.43%)

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

Capital Resources and Liquidity

Capital Resources

Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate capital levels, the Board regularly assesses projected sources and uses of capital, expected loan growth, anticipated strategic actions (such as stock repurchases and dividends), and projected capital thresholds under adverse and severely adverse economic conditions. In addition, the Board considers the Company’s access to capital from financial markets through the issuance of additional debt and securities, including common stock or notes, to meet its capital needs.

In response to the uncertainty surrounding the COVID-19 pandemic, the Board reduced the quarterly cash dividend paid on common stock for the second and third quarter of 2020 to $0.12 and $0.08 per share, respectively, from $0.24 per share paid in the first quarter of 2020. The Board believes these actions were the most prudent course of action as it continues to monitor the results of operations and financial condition of the Company and expects to continue to re-evaluate quarterly the level of any subsequent regular quarterly dividend.  We cannot assure you that future dividends will not be reduced or eliminated based on such re-evaluation.

The Company’s ability to pay dividends to shareholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period).  Where the above test is not met, cash dividends may still be paid, with the prior approval of the DBO, in an amount not exceeding the greatest of: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year.  As of July 1, 2020, after giving effect to the 2020 third quarter dividend declared by the Company, the Bank has the ability to pay $6.8 million of dividends without the prior approval of the Commissioner of Business Oversight.

At June 30, 2020, the Bank’s total risk-based capital ratio of 13.62 percent, Tier 1 risk-based capital ratio of 12.36 percent, common equity Tier 1 capital ratio of 12.36 percent and Tier 1 leverage capital ratio of 11.03 percent, placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent, and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

At June 30, 2020, the Company's total risk-based capital ratio was 14.04 percent, Tier 1 risk-based capital ratio was 10.86 percent, common equity Tier 1 capital ratio was 10.46 percent and Tier 1 leverage capital ratio was 9.69 percent.

For a discussion of implemented changes to the capital adequacy framework prompted by Basel III and the Dodd- Frank Wall Street Reform and Consumer Protection Act, see our 2019 Annual Report on Form 10-K.

Liquidity

Hanmi Financial

At June 30, 2020, Hanmi Financial had $20.3 million in cash on deposit with its bank subsidiary. Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its current obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of June 30, 2020, the Bank had $150.0 million in advances from the FHLB, and $235.2 million of brokered deposits. The Bank had $101.8 million of 0.35 percent advances with the FRB under the Paycheck Protection Program Lending Facility. The advances were repaid subsequent to the end of the second quarter. There were no outstanding borrowings with the FRB as of December 31, 2019.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its assets. As of June 30, 2020, the total remaining available borrowing capacity was $1.5 billion.

As a means of augmenting its liquidity, the Bank had an available borrowing source of $47.9 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $50.0 million, and had no borrowings under this source as of June 30, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the three months ended June 30, 2020, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Remediation of Material Weakness

During the fourth quarter of 2019 and the first quarter of 2020, the Company identified a material weakness in internal controls over financial reporting resulting in a conclusion that the Company’s disclosure controls and procedures were not effective. The material weakness in internal control over financial reporting resulted from ineffective information technology general controls in the area of user access and segregation of duties over certain information technology (“IT”) systems that support the recording of transactions and financial reporting processes. We believe that this control deficiency was a result of insufficient training of personnel around changes in our IT environment. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.

Management with the oversight of the Audit Committee, was actively engaged in addressing this material weakness beginning in the fourth quarter of 2019 and continuing through the first half of 2020.  Management reviewed this material weakness with the Audit Committee and continued to update the Audit Committee as to the status of the remediation efforts.  Management implemented enhanced IT controls, including but not limited to, strengthening user access controls, training personnel around changes in our IT environment, and augmenting systemic controls related to the segregation of duties within the financial systems.   During the second quarter of 2020, Management completed its testing of the operating effectiveness of the implemented controls, and concluded they were effective.  As a result, we have concluded that the material weakness previously identified had been remediated as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

Other than described above, during the most recent fiscal quarter, there has been no change in our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect Hanmi Financial’s internal controls over financial reporting.

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

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home.  This has resulted in an unprecedented slow-down in economic activity, a dramatic increase in unemployment and extreme volatility in the stock market, and in particular, bank stocks, have significantly declined in value.  In response to the COVID-19 outbreak, the Federal Reserve reduced the benchmark Federal funds rate to a target range of 0 percent to 0.25 percent, and the yields on 10- and 30-year treasury notes have declined to historic lows.  Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.  Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

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

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us;
•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs;
•	potential goodwill impairment charges could result if acquired assets and operations are adversely affected and remain at reduced levels;
•

due to recent legislation and government action limiting foreclosure of real property and reduced governmental capacity to effect business transactions and property transfers, we may have more difficulty taking possession of collateral supporting our loans, which may negatively impact our ability to minimize our losses, which could adversely impact our financial results; and

•

we face litigation, regulatory enforcement and reputation risk as a result of our participation in the Paycheck Participation Program (“PPP”) and the risk that the Small Business Administration may not fund some or all PPP loan guaranties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 24, 2019, the Company announced a stock repurchase program that authorized the repurchase of up to 5 percent of its outstanding shares or approximately 1.5 million shares of common stock. As of June 30, 2020, approximately 1.0 million shares remained available for future purchases under that stock repurchase program. Shortly following the federal proclamation declaring a national emergency concerning the COVID-19 outbreak, Hanmi suspended its share repurchase program and does not anticipate it will consider resumption of share repurchases until the rescission of the national emergency. During the three months ended June 30, 2020, the Company acquired 12,811 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through vesting of Company stock awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL

*	Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).
†	Constitutes a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	August 10, 2020	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 10, 2020	By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)