Form 10-Q
period 2020-09-30
HANMI FINANCIAL CORP
filed 2020-11-06
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 2, 2020, there were 30,720,110 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries Quarterly Report on Form 10-Q

Three Months Ended September 30, 2020

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2020	2019

Assets
Cash and due from banks	$359,755	$121,678
Securities available for sale, at fair value (amortized cost of $721,183, as of September 30, 2020 and $629,725 as of December 31, 2019)	723,601	634,477
Loans held for sale, at the lower of cost or fair value	12,834	6,020
Loans receivable, net of allowance for credit losses of $86,620 as of September 30, 2020 and $61,408 as of December 31, 2019	4,747,517	4,548,739
Accrued interest receivable	21,417	11,742
Premises and equipment, net	27,956	26,070
Customers' liability on acceptances	208	66
Servicing assets	6,348	6,956
Goodwill and other intangible assets, net	11,677	11,873
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	43,652	36,787
Bank-owned life insurance	53,623	52,782
Prepaid expenses and other assets	81,809	64,609
Total assets	$6,106,782	$5,538,184

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,961,006	$1,391,624
Interest-bearing	3,233,286	3,307,338
Total deposits	5,194,292	4,698,962
Accrued interest payable	5,427	11,215
Bank's liability on acceptances	208	66
Borrowings	150,000	90,000
Subordinated debentures ($126,800 face amount less unamortized discount and debt issuance costs of $7,979) as of September 30, 2020 and ($126,800 face amount less unamortized discount and debt issuance costs of $8,423) as of December 31, 2019	118,821	118,377
Accrued expenses and other liabilities	74,831	56,297
Total liabilities	5,543,579	4,974,917
Stockholders' equity:
Preferred Stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,560,983 shares (30,719,591 shares outstanding) as of September 30, 2020 and issued 33,475,402 shares (30,799,624 shares outstanding) as of December 31, 2019	33	33
Additional paid-in capital	577,727	575,816
Accumulated other comprehensive income, net of tax expense of $697 as of September 30, 2020 and $1,370 as of December 31, 2019	1,721	3,382
Retained earnings	102,751	100,551
Less treasury stock; 2,841,392 shares as of September 30, 2020 and 2,675,778 shares as of December 31, 2019	(119,029)	(116,515)
Total stockholders' equity	563,203	563,267
Total liabilities and stockholders' equity	$6,106,782	$5,538,184

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest and dividend income:
Interest and fees on loans receivable	$52,586	$57,929	$159,464	$173,135
Interest on securities	1,972	3,769	8,852	10,996
Dividends on FHLB stock	204	286	696	858
Interest on deposits in other banks	84	193	495	1,085
Total interest and dividend income	54,846	62,177	169,507	186,074
Interest expense:
Interest on deposits	7,032	15,995	28,663	48,406
Interest on borrowings	582	367	1,838	439
Interest on subordinated debentures	1,627	1,757	4,984	5,293
Total interest expense	9,241	18,119	35,485	54,138
Net interest income before credit loss expense	45,605	44,058	134,022	131,936
Credit loss expense	38	1,602	40,371	19,418
Net interest income after credit loss expense	45,567	42,456	93,651	112,518
Noninterest income:
Service charges on deposit accounts	2,002	2,518	6,434	7,362
Trade finance and other service charges and fees	972	1,191	2,920	3,519
Gain on sale of Small Business Administration ("SBA") loans	2,324	1,767	3,478	3,752
Net gain on sales of securities	—	—	15,712	1,295
Other operating income	1,842	1,384	5,751	4,915
Total noninterest income	7,140	6,860	34,295	20,843
Noninterest expense:
Salaries and employee benefits	17,194	17,530	49,645	50,149
Occupancy and equipment	4,650	4,528	13,633	12,517
Data processing	2,761	2,410	8,233	6,633
Professional fees	1,794	2,826	5,255	6,459
Supplies and communications	698	726	2,337	2,220
Advertising and promotion	594	927	1,783	2,632
Other operating expenses	2,233	3,660	7,245	11,207
Total noninterest expense	29,924	32,607	88,131	91,817
Income before tax	22,783	16,709	39,815	41,544
Income tax expense	6,439	4,333	11,945	11,840
Net income	$16,344	$12,376	$27,870	$29,704
Basic earnings per share	$0.53	$0.40	$0.91	$0.96
Diluted earnings per share	$0.53	$0.40	$0.91	$0.96
Weighted-average shares outstanding:
Basic	30,464,263	30,830,445	30,276,462	30,736,456
Diluted	30,464,263	30,859,119	30,276,462	30,769,160

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$16,344	$12,376	$27,870	$29,704
Other comprehensive income (loss), net of tax:
Unrealized gain on securities:
Unrealized holding gain arising during period	1,947	1,873	13,378	15,042
Less: reclassification adjustment for net gain included in net income	—	—	(15,712)	(1,295)
Income tax benefit (expense) related to items of other comprehensive income	(561)	(540)	673	(3,960)
Other comprehensive income (loss), net of tax	1,386	1,333	(1,661)	9,787
Comprehensive income	$17,730	$13,709	$26,209	$39,491

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended September 30, 2020

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at July 1, 2019	33,271,832	(2,296,669)	30,975,163	$33	$571,105	$2,375	$100,021	$(109,077)	$564,457
Stock options exercised	180,000	—	180,000	—	2,957	—	—	—	2,957
Restricted stock awards, net of forfeitures	19,870	—	19,870	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	895	—	—	—	895
Restricted stock surrendered due to employee tax liability	—	(1,152)	(1,152)	—	—	—	—	(21)	(21)
Cash dividends declared (common stock, $0.24/share)	—	—	—	—	—	—	(7,470)	—	(7,470)
Net income	—	—	—	—	—	—	12,376	—	12,376
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	—	1,333	—	—	1,333
Balance at September 30, 2019	33,471,702	(2,297,821)	31,173,881	$33	$574,957	$3,708	$104,927	$(109,098)	$574,527

Balance at July 1, 2020	33,495,913	(2,838,284)	30,657,629	$33	$577,211	$335	$88,859	$(119,002)	$547,436
Restricted stock awards, net of forfeitures	65,070	—	65,070	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	516	—	—	—	516
Restricted stock surrendered due to employee tax liability	—	(3,108)	(3,108)	—	—	—	—	(27)	(27)
Cash dividends declared (common stock, $0.08/share)	—	—	—	—	—	—	(2,452)	—	(2,452)
Net income	—	—	—	—	—	—	16,344	—	16,344
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	—	1,386	—	—	1,386
Balance at September 30, 2020	33,560,983	(2,841,392)	30,719,591	$33	$577,727	$1,721	$102,751	$(119,029)	$563,203

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2020

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at January 1, 2019	33,202,369	(2,273,932)	30,928,437	$33	$569,712	$(6,079)	$97,539	$(108,637)	$552,568
Stock options exercised	181,900	—	181,900	—	2,979	—	—	—	2,979
Restricted stock awards, net of forfeitures	87,433	—	87,433	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,266	—	—	—	2,266
Restricted stock surrendered due to employee tax liability	—	(23,889)	(23,889)	—	—	—	—	(461)	(461)
Cash dividends declared (common stock, $0.72/share)	—	—	—	—	—	—	(22,316)	—	(22,316)
Net income	—	—	—	—	—	—	29,704	—	29,704
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	9,787	—	—	9,787
Balance at September 30, 2019	33,471,702	(2,297,821)	31,173,881	$33	$574,957	$3,708	$104,927	$(109,098)	$574,527

Balance at January 1, 2020	33,475,402	(2,675,778)	30,799,624	$33	$575,816	$3,382	$100,551	$(116,515)	$563,267
Adjustment related to adopting of new accounting standards
ASU 2016-13 (See Notes 1 and 3)	—	—	—	—	—	—	(12,167)	—	(12,167)
Adjusted balance at January 1, 2020	33,475,402	(2,675,778)	30,799,624	33	575,816	3,382	88,385	(116,515)	551,101
Restricted stock awards, net of forfeitures	85,581	—	85,581	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,911	—	—	—	1,911
Restricted stock surrendered due to employee tax liability	—	(30,214)	(30,214)	—	—	—	—	(317)	(317)
Repurchase of common stock	—	(135,400)	(135,400)	—	—	—	—	(2,196)	(2,196)
Cash dividends declared (common stock, $0.44/share)	—	—	—	—	—	—	(13,504)	—	(13,504)
Net income	—	—	—	—	—	—	27,870	—	27,870
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(1,661)	—	—	(1,661)
Balance at September 30, 2020	33,560,983	(2,841,392)	30,719,591	$33	$577,727	$1,721	$102,751	$(119,029)	$563,203

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$27,870	$29,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,008	6,848
Share-based compensation expense	1,911	2,266
Credit loss expense	40,371	19,418
Gain on sales of securities	(15,712)	(1,295)
Gain on sales of SBA loans	(3,478)	(3,752)
Origination of SBA loans held for sale	(54,295)	(52,379)
Proceeds from sales of SBA loans	50,950	58,908
Change in bank-owned life insurance	(841)	(839)
Change in prepaid expenses and other assets	(32,631)	(7,949)
Change in income tax assets	(1,262)	1,140
Change in accrued expenses and other liabilities	19,384	3,618
Net cash provided by (used in) operating activities	40,275	55,688
Cash flows from investing activities:
Purchases of securities available for sale	(747,858)	(262,226)
Proceeds from matured, called and repayment of securities	174,021	115,146
Proceeds from sales of securities available for sale	495,566	113,306
Purchases of loans receivable	(9,437)	—
Purchases of premises and equipment	(4,860)	(1,913)
Proceeds from disposition of premises and equipment	173	3,055
Proceeds from sales of other real estate owned ("OREO")	431	445
Change in loans receivable, excluding purchases	(249,547)	28,693
Net cash provided by (used in) investing activities	(341,511)	(3,494)
Cash flows from financing activities:
Change in deposits	495,330	(57,094)
Change in overnight borrowings	(15,000)	20,000
Proceeds from borrowings	75,000	—
Proceeds from exercise of stock options	—	2,979
Cash paid for surrender of vested shares due to employee tax liability	(317)	(461)
Repurchase of common stock	(2,196)	—
Cash dividends paid	(13,504)	(22,316)
Net cash provided by (used in) financing activities	539,313	(56,892)
Net increase (decrease) in cash and due from banks	238,077	(4,698)
Cash and due from banks at beginning of year	121,678	155,376
Cash and due from banks at end of period	$359,755	$150,678

Supplemental disclosures of cash flow information:
Interest expense paid	$41,273	$55,441
Income taxes paid	$13,546	$9,070
Non-cash activities:
Transfer of loans receivable to other real estate owned	$1,052	$168
Income tax benefit (expense) related to items of other comprehensive income	$673	$(3,960)
Change in right-of-use asset obtained in exchange for lease liability	$21,815	$43,085

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2020 and 2019

Note 1 — Organization and Basis of Presentation

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is a bank holding company whose primary subsidiary is Hanmi Bank (the “Bank”). Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operation of the Bank.

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim periods ended September 30, 2020, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”).

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

FASB ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology.  The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities.  It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases.  In addition, ASU 2016-13 made changes to the accounting for available-for sale debt securities.

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

The Company has disaggregated the portfolios of financial assets into the following material segments of loans or leases with similar risk characteristics using the following methodologies:

At January 1, 2020, the Company used the DCF method to estimate allowances for credit losses for the commercial property, construction, and residential real estate loan portfolios, the commercial and industrial loan portfolio, and the consumer loan portfolio. During the quarter ended June 30, 2020, management determined that, due to model limitations, the regression model that supports the DCF calculation for the commercial property, construction, and residential real estate portfolios does not take into account the high degree of uncertainty of the impact of the COVID-19 pandemic and related government assistance programs on these portfolios.  As a result, subsequent to March 31, 2020, the Company determined that the Probability of PD/LGD method is more appropriate for these portfolios. This change did not result in a material impact on the Company’s financial statements. For all loan pools utilizing the DCF method, the Company utilized and forecasted the national unemployment rate as the primary loss driver. The Company also utilized and forecasted either the annualized average return rate from the National Council of Real Estate Investment Fiduciaries (“NCREIF”) Property Index for commercial real estate loans or the one-year percentage change in the S&P/Case-Shiller U.S National Home Price Index (“NHPI”) for residential real estate loans as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses.

For all DCF models at January 1, 2020, the Company determined that four-quarters represented a reasonable and supportable forecast period and reverted to a historical loss rate over twelve quarters on a straight-line basis. The Company leveraged quarterly economic projections from the Federal Open Market Committee (“FOMC”) and the Federal Reserve Economic Database (“FRED”) to inform its loss driver forecasts over the four-quarter forecast period. During the quarter ended June 30, 2020, the Company changed from using the FRED unemployment forecast to the Moody’s unemployment forecast, as Moody’s updates the unemployment forecast on a more frequent and timely basis, and thus provides a more appropriate basis for estimating future cash flows. For each of these loan segments, the Company applied an expected loss ratio based on the discounted cash flows adjusted as appropriate for qualitative factors. Qualitative loss factors are based on the Company's judgment of company, market, industry or business specific data, changes in the underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, nonperforming and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

The Company used the PD/LGD method for the SBA portfolio to accommodate the unique nature of these loans. Although the PD/LGD methodology is an element of the DCF model, the stand-alone PD/LGD methodology minimizes complications related to the characteristics of SBA loans. A uniqueness of the SBA portfolio is that the U.S. Small Business Administration policy requires servicers to undertake all reasonable collection efforts before charging-off the loan.  As a result, the recovery rate for SBA loans tend to be more volatile and not intuitively correlated to economic factors.

The Company used the WARM method to estimate expected credit losses for equipment financing agreements or the equipment lease receivables portfolio. The Company applied an expected loss ratio based on internal historical losses adjusted as appropriate for qualitative factors. The Company's evaluation of market, industry or business specific data, changes in the underlying portfolio composition, trends relating to credit quality, delinquency, nonperforming and adversely rated leases, and reasonable and supportable forecasts of economic conditions informed the estimate of qualitative factors.

As allowed by ASU 2016-13, the Company elected to maintain pools of loans accounted for under ASC 310-30.  In accordance with the standard, management did not reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings as of the date of adoption.

The Company estimated the allowance for credit losses on loans based on the underlying assets’ amortized cost basis, which was the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has a policy election to exclude accrued interest from the measurement of allowance for credit losses.

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

The Company used the methodologies described above in the implementation of CECL at January 1, 2020 and through March 31, 2020. Subsequent to March 31, 2020, the Company adjusted the methodologies for the commercial property, construction, and residential real estate portfolios to better reflect the forecast of potential losses arising from the more uncertain economic environment due to the COVID-19 pandemic.  See Note 3 - Loans for a more detailed description of the changes in the allowance for credit losses methodologies.

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

The outbreak of COVID-19 has resulted in restrictions on travel and gatherings and restricted business activities. As a result, the operations and business results of the Company could be materially adversely affected. The extent to which the COVID-19 crisis may impact business activity or investment results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others. This uncertainty may impact the accuracy of our significant estimates, which includes the allowance for credit losses, the allowance for credit losses related to off-balance sheet items, and the valuation of intangible assets including deferred tax assets, goodwill, and servicing assets.

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
September 30, 2020
U.S. Treasury securities	$19,993	$202	$—	$20,195
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	483,622	2,150	(275)	485,497
Collateralized mortgage obligations	131,908	317	(112)	132,113
Debt securities	85,660	137	(1)	85,796
Total U.S. government agency and sponsored agency obligations	701,190	2,604	(388)	703,406
Total securities available for sale	$721,183	$2,806	$(388)	$723,601

December 31, 2019
U.S. Treasury securities	$34,947	$259	$—	$35,206
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	406,813	4,334	(347)	410,800
Collateralized mortgage obligations	164,232	792	(432)	164,592
Debt securities	23,733	168	(22)	23,879
Total U.S. government agency and sponsored agency obligations	594,778	5,294	(801)	599,271
Total securities available for sale	$629,725	$5,553	$(801)	$634,477

The amortized cost and estimated fair value of securities as of September 30, 2020, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Within one year	$21,199	$21,399
Over one year through five years	123,194	123,602
Over five years through ten years	49,545	49,613
Over ten years	527,245	528,987
Total	$721,183	$723,601

The Company evaluates its available-for-sales securities portfolio for impairment on an at least quarterly basis. This assessment takes into account the credit quality of these debt securities and determined that since all were U.S. Treasury obligations, U.S. government agency securities, and U.S. government sponsored agency securities, they all have the backing of the U.S. government, and thus no credit impairment is expected.

Gross unrealized losses on securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of September 30, 2020 and December 31, 2019:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(in thousands, except number of securities)
September 30, 2020
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	$(275)	$121,963	19	$—	$—	—	$(275)	$121,963	19
Collateralized mortgage obligations	(112)	59,737	14	—	—	—	(112)	59,737	14
Debt securities	(1)	3,499	1	—	—	—	(1)	3,499	1
Total U.S. government agency and sponsored agency obligations	(388)	185,199	34	—	—	—	(388)	185,199	34
Total	$(388)	$185,199	34	$—	$—	—	$(388)	$185,199	34

December 31, 2019
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	$(186)	$51,261	17	$(161)	$18,757	14	$(347)	$70,018	31
Collateralized mortgage obligations	(112)	41,419	14	(320)	39,936	36	(432)	81,355	50
Debt securities	(20)	8,235	2	(3)	2,997	1	(22)	11,233	3
Total U.S. government agency and sponsored agency obligations	(318)	100,916	33	(483)	61,690	51	(801)	162,606	84
Total	$(318)	$100,916	33	$(483)	$61,690	51	$(801)	$162,606	84

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

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Gross realized gains on sales of securities	$—	$—	$15,712	$1,359
Gross realized losses on sales of securities	—	—	—	(64)
Net realized gains on sales of securities	$—	$—	$15,712	$1,295
Proceeds from sales of securities	$—	—	$495,566	113,306

During the three months ended September 30, 2020 and 2019, there were no gains or losses in earnings resulting from the sale of securities.

During the nine months ended September 30, 2020, there were $15.7 million in net gains in earnings resulting from the sale of $495.6 million of securities previously recorded with $15.3 million unrealized gains in accumulated other comprehensive income.  During the nine months ended September 30, 2019, there were $1.3 million in net gains in earnings resulting from the sale of $113.3 million of securities, which had $586,000 in previously recorded unrealized gains in accumulated other comprehensive income.

Securities available for sale with market values of $35.0 million and $30.2 million as of September 30, 2020 and 2019, respectively, were pledged to secure borrowings from the Federal Reserve Bank (“FRB”) Discount Window.

Note 3 — Loans

Loans Receivable

Loans consisted of the following as of the dates indicated:

	September 30, 2020	December 31, 2019
	(in thousands)
Real estate loans:
Commercial property
Retail	$805,055	$869,302
Hospitality	877,354	922,288
Other (1)	1,526,411	1,358,432
Total commercial property loans	3,208,820	3,150,022
Construction	55,627	76,455
Residential property	359,188	402,028
Total real estate loans	3,623,635	3,628,505
Commercial and industrial loans	765,484	484,093
Leases receivable	433,323	483,879
Consumer loans (2)	11,695	13,670
Loans receivable	4,834,137	4,610,147
Allowance for credit losses	(86,620)	(61,408)
Loans receivable, net	$4,747,517	$4,548,739

(1)

Includes, among other types, mixed-use, apartment, office, industrial, gas stations, faith-based facilities and warehouse; all other property types represent less than one percent of total loans receivable.

(2)	Consumer loans include home equity lines of credit of $7.0 million and $8.2 million as of September 30, 2020 and December 31, 2019, respectively.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES” Act) was signed into law on March 27, 2020. Among other benefits, the CARES Act allows financial institutions to assist customers in dealing with financial hardship by (a) providing federal funding so that financial institutions can originate SBA loans to borrowers at a low interest rate under the Paycheck Protection Program (“PPP”) loans with eventual debt forgiveness should the borrower continue to meet certain criteria; and (b) allowing financial institutions to temporarily modify loan terms by deferring loan payments, loan fees, etc. on a short-term basis without considering them Troubled Debt Restructures.

At September 30, 2020, there were $302.9 million of PPP loans included in commercial and industrial loans in the table above.  In addition, at September 30, 2020, there were $578.5 million of loans modified under Section 4013 of the CARES Act.

Accrued interest on loans was $20.2 million and $10.0 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, accrued interest receivable related to the $578.5 million in modified loans under the CARES Act was $8.8 million.

At September 30, 2020 and December 31, 2019, loans of $2.27 billion and $1.35 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following is the activity for SBA loans held for sale for the three months ended September 30, 2020 and 2019:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
September 30, 2020
Balance at beginning of period	$12,661	$5,281	$17,942
Originations and transfers	12,049	12,107	24,156
Sales	(20,621)	(8,639)	(29,260)
Principal paydowns and amortization	—	(5)	(5)
Balance at end of period	$4,089	$8,745	$12,834

September 30, 2019
Balance at beginning of period	$2,677	$3,352	$6,029
Originations	11,502	13,354	24,856
Sales	(11,557)	(12,729)	(24,286)
Principal paydowns and amortization	—	(1)	(1)
Balance at end of period	$2,622	$3,976	$6,598

The following is the activity for SBA loans held for sale for the nine months ended September 30, 2020 and 2019:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
September 30, 2020
Balance at beginning of period	$2,943	$3,077	$6,020
Originations and transfers	31,204	23,091	54,295
Sales	(30,053)	(17,419)	(47,472)
Principal payoffs and amortization	(5)	(5)	(10)
Balance at end of period	$4,089	$8,745	$12,834

September 30, 2019
Balance at beginning of period	$5,194	$4,196	$9,390
Originations	27,215	25,164	52,379
Sales	(29,786)	(25,370)	(55,156)
Principal payoffs and amortization	(1)	(14)	(15)
Balance at end of period	$2,622	$3,976	$6,598

Allowance for Credit Losses

The Company’s estimate of the allowance for credit losses at September 30, 2020 reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

At September 30, 2020, the Company used the DCF method to estimate allowances for credit losses for the commercial and industrial loan portfolio and the consumer loan portfolio. For all loan pools utilizing the DCF method, the Company utilizes and forecasts the national unemployment rate as the primary loss driver.  In addition, the Company determined that four quarters represented a reasonable and supportable forecast period and reverted to a historical loss rate over twelve quarters on a straight-line basis. As of and for the quarter ended September 30, 2020, the Company leveraged the economic projections from Moody’s Analytics to inform its loss driver forecasts over the four-quarter forecast period whereas it had previously relied on FRED economic data. For each of these loan segments, the Company applied an annualized historical PD/LGD using all available historical periods.  The reason for the change from relying on the FRED economic data to Moody’s data was because Moody’s data is updated more frequently and timely than FOMC or FRED, and thus provides a better forecast for PD/LGD models. Since reasonable and supportable forecasts of economic conditions are imbedded directly into the DCF model, qualitative adjustments are reduced but considered. Qualitative adjustments were based on the Company's judgment of company, market, industry or business specific data, as well as changes in the underlying loan composition of specific portfolios.

At September 30, 2020, the Company used the PD/LGD method for the commercial property, construction and residential property portfolios. The Company used historical periods that included an economic downturn to derive historical losses for better alignment in the estimation of expected losses under the PD/LGD method. The Company leveraged Frye-Jacobs modeled LGD rates for loan segments with no historical losses.  In addition, for those loans granted a loan modification due to COVID-19, the Company used historical periods under PD/LGD as of March 31, 2020 and for the subsequent six months ended September 30, 2020, to reflect the moratorium on TDRs under Section 4013 of the CARES Act. The PD/LGD method incorporates a forecast into loss estimates using a qualitative adjustment. Qualitative loss factors were based on the Company's judgment of company, market, industry or business specific data, changes in the underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, nonperforming and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

The Company used the WARM method to estimate expected credit losses for equipment financing agreements or the equipment lease receivables portfolio. The Company applied an expected loss ratio based on internal historical losses adjusted as appropriate for qualitative factors. The Company's evaluation of market, industry or business specific data, changes in the underlying portfolio composition, trends relating to credit quality, delinquency, nonperforming and adversely rated leases, and reasonable and supportable forecasts of economic conditions inform the estimate of qualitative factors.

Management believes the allowance for credit losses is appropriate to provide for estimated losses inherent in the loans receivable portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management’s methodologies for determining such estimates consists of measuring expected credit losses of financial assets on a collective (pool) basis when similar risk characteristic(s) exist. The Company segments the loans primarily by loan types, considering that the same type of loans share considerable similar risk characteristics, including the collateral type, loan purpose, contract term, amortization and payment structure. Our lending is concentrated generally in real estate loans, commercial loans and leases and SBA loans to small and middle market businesses primarily in California, Texas, Illinois and New York. Further, our regulators, in reviewing our loans receivable portfolio may require us to increase our allowance for credit losses.

The following table details the information on the allowance for credit losses by portfolio segment as of and for the three months ended September 30, 2020 and 2019:

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(in thousands)
September 30, 2020
Balance at beginning of period	56,216	$13,388	$16,524	$202	$—	86,330
Less loans charged off	687	383	1,081	—	—	2,151
Recoveries on loans receivable previously charged off	(1,497)	(35)	(213)	—	—	(1,745)
Provision for credit losses	(6,752)	7,809	(368)	8	—	697
Ending balance	$50,274	$20,849	$15,287	$210	$—	$86,620
Individually evaluated for impairment	$33	$1,623	$2,087	$2	$—	$3,745
Collectively evaluated for impairment	$50,241	$19,226	$13,200	$208	$—	$82,875

Loans receivable	$3,623,635	$765,484	$433,323	$11,695	$—	$4,834,137
Individually evaluated for impairment	$46,958	$13,293	$7,338	$1,262		$68,851
Collectively evaluated for impairment	$3,576,677	$752,191	$425,985	$10,433	$—	$4,765,286

September 30, 2019
Balance at beginning of period	$34,004	$9,235	$6,068	$79	$—	$49,386
Less loans charged off	17	244	653	2	—	916
Recoveries on loans receivable previously charged off	(142)	(381)	(117)	—	—	(640)
Provision for credit losses	2,272	(1,551)	886	(5)	—	1,602
Ending balance	$36,401	$7,821	$6,418	$72	$—	$50,712
Individually evaluated for impairment	$14,781	$1,270	$1,049	$1	$—	$17,101
Collectively evaluated for impairment	$21,620	$6,551	$5,369	$71	$—	$33,611

Loans receivable	$3,646,327	$441,209	$467,777	$14,524	$—	$4,569,837
Individually evaluated for impairment	$47,972	$13,692	$4,303	$1,325	$—	$67,292
Collectively evaluated for impairment	$3,598,355	$427,517	$463,474	$13,199	$—	$4,502,545

The following table details the information on the allowance for credit losses by portfolio segment as of and for the nine months ended September 30, 2020 and 2019:

	Real Estate	Commercial and Industrial	Leases Receivable	Consumer	Unallocated	Total
	(in thousands)
September 30, 2020
Balance at beginning of period	$36,355	$16,206	$8,767	$80	$—	$61,408
Adjustment related to adoption of ASU 2016-13	13,972	(2,497)	5,902	55	—	17,433
Adjusted balance	50,327	13,709	14,669	135	—	78,841
Less loans charged off	14,920	12,972	3,306	—	—	31,197
Recoveries on loans receivable previously charged off	(1,653)	(179)	(401)	—	—	(2,233)
Provision for credit losses	13,214	19,932	3,523	75	—	36,744
Ending balance	$50,274	$20,849	$15,287	$210	$—	$86,620
Individually evaluated for impairment	$33	$1,623	$2,087	$2		$3,745
Collectively evaluated for impairment	$50,241	$19,226	$13,200	$208	$—	$82,875

Loans receivable	$3,623,635	$765,484	$433,323	$11,695	$—	$4,834,137
Individually evaluated for impairment	$46,958	$13,293	$7,338	$1,262		$68,851
Collectively evaluated for impairment	$3,576,677	$752,191	$425,985	$10,433	$—	$4,765,286

September 30, 2019
Balance at beginning of period	$18,384	$7,162	$6,303	$98	$27	$31,974
Less loans charged off	131	939	2,479	1	(1)	3,549
Recoveries on loans receivable previously charged off	(1,704)	(853)	(312)	—	—	(2,869)
Provision for credit losses	16,444	745	2,282	(25)	(28)	19,418
Ending balance	$36,401	$7,821	$6,418	$72	$—	$50,712
Individually evaluated for impairment	$14,781	$1,270	$1,049	$1	$—	$17,101
Collectively evaluated for impairment	$21,620	$6,551	$5,369	$71	$—	$33,611

Loans receivable	$3,646,327	$441,209	$467,777	$14,524	$—	$4,569,837
Individually evaluated for impairment	$47,972	$13,692	$4,303	$1,325	$—	$67,292
Collectively evaluated for impairment	$3,598,355	$427,517	$463,474	$13,199	$—	$4,502,545

The table below illustrates the allowance for credit losses by portfolio segment as a percentage of the recorded total allowance for credit losses and as a percentage of the aggregate recorded investment of loans receivable.

	September 30, 2020				December 31, 2019
	Allowance Amount	Percentage of Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Allowance	Total Loans	Percentage of Total Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$5,838	6.8%	$805,055	16.7%	$4,911	8.0%	$869,302	18.9%
Hospitality	20,258	23.4%	877,354	18.1%	6,686	10.9%	922,288	20.0%
Other	16,876	19.5%	1,526,411	31.6%	8,060	13.1%	1,358,432	29.4%
Total commercial property loans	42,972	49.7%	3,208,820	66.4%	19,657	32.0%	3,150,022	68.3%
Construction	4,859	5.6%	55,627	1.2%	15,003	24.4%	76,455	1.7%
Residential property	2,443	2.8%	359,188	7.4%	1,695	2.8%	402,028	8.7%
Total real estate loans	50,274	58.1%	3,623,635	75.0%	36,355	59.2%	3,628,505	78.7%
Commercial and industrial loans	20,849	24.1%	765,484	15.8%	16,206	26.4%	484,093	10.5%
Leases receivable	15,287	17.6%	433,323	9.0%	8,767	14.3%	483,879	10.5%
Consumer loans	210	0.2%	11,695	0.2%	80	0.1%	13,670	0.3%
Total	$86,620	100.0%	$4,834,137	100.0%	$61,408	100.0%	$4,610,147	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2020, for which repayment is expected to be obtained through the sale of the underlying collateral and any collateral dependent loans that are still accruing but are considered impaired.

Amortized Cost
September 30, 2020	(in thousands)
Real estate loans:
Commercial property	$13,419
Construction	29,444
Residential property	1,763
Total real estate loans	44,626
Commercial and industrial loans	288
Consumer Loans	1,193
Total (1)	$46,106

(1)	All loans are secured by real estate, except for one commercial term loan secured by $264,000 in cash.

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

The tables below provide a comparison as of September 30, 2020 and December 31, 2019 of the pass/pass-watch, special mention and classified loans, disaggregated by loan segment:

	Pass/Pass- Watch	Special Mention	Classified	Total
	(in thousands)
September 30, 2020
Real estate loans:
Commercial property
Retail	$792,922	$3,381	$8,752	$805,055
Hospitality	831,705	24,979	20,670	877,354
Other	1,493,750	17,772	14,889	1,526,411
Total commercial property	3,118,377	46,132	44,311	3,208,820
Construction	26,183	—	29,444	55,627
Residential property	355,813	784	2,591	359,188
Total real estate loans	3,500,373	46,916	76,346	3,623,635
Commercial and industrial loans	737,561	9,508	18,415	765,484
Leases receivable	422,545	—	10,778	433,323
Consumer loans	10,342	681	672	11,695
Total loans receivable	$4,670,821	$57,105	$106,211	$4,834,137

December 31, 2019
Real estate loans:
Commercial property
Retail	$859,739	$2,835	$6,728	$869,302
Hospitality	915,834	939	5,515	922,288
Other	1,329,817	7,807	20,809	1,358,432
Total commercial property	3,105,390	11,580	33,052	3,150,022
Construction	36,956	1,613	37,886	76,455
Residential property	398,737	2,512	779	402,028
Total real estate loans	3,541,082	15,705	71,718	3,628,505
Commercial and industrial loans	458,184	10,222	15,687	484,093
Leases receivable	477,977	—	5,902	483,879
Consumer loans	12,247	705	718	13,670
Total loans receivable	$4,489,491	$26,632	$94,025	$4,610,147

At September 30, 2020, of the $578.5 million of loans modified in accordance with the provision of the CARES Act, $524.9 million were in pass/watch, $30.1 million were special mention, and $23.5 million were classified.

Loans by Vintage Year and Risk Rating

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
September 30, 2020
Commercial property
Risk Rating
Pass / Pass Watch	$570,682	$533,660	$549,071	$403,452	$444,628	$581,498	$35,386	$3,118,377
Special Mention	13,680	5,892	445	1,682	19,185	5,248	—	46,132
Classified	1,419	749	5,488	3,745	16,155	16,755	—	44,311
Total commercial property	585,781	540,301	555,004	408,879	479,968	603,501	35,386	3,208,820

Construction
Risk Rating
Pass / Pass Watch	25,990	193	—	—	—	—	—	26,183
Special Mention	—	—	—	—	—	—	—	—
Classified	12,808	3,590	13,046	—	—	—	—	29,444
Total construction	38,798	3,783	13,046	—	—	—	—	55,627

Residential property
Risk Rating
Pass / Pass Watch	26,328	954	38,870	141,045	92,614	56,002	—	355,813
Special Mention	—	—	—	—	—	784	—	784
Classified	—	—	—	1,836	755	—	—	2,591
Total residential property	26,328	954	38,870	142,881	93,369	56,786	—	359,188

Total real estate loans
Risk Rating
Pass / Pass Watch	623,000	534,807	587,941	544,497	537,242	637,500	35,386	3,500,373
Special Mention	13,680	5,892	445	1,682	19,185	6,032	—	46,916
Classified	14,227	4,339	18,534	5,581	16,910	16,755	—	76,346
Total real estate loans	650,907	545,038	606,920	551,760	573,337	660,287	35,386	3,623,635

Commercial and industrial loans:
Risk Rating
Pass / Pass Watch	422,525	82,679	60,131	21,854	4,912	12,776	132,684	737,561
Special Mention	3,044	—	—	471	1,732	2,562	1,699	9,508
Classified	9,378	3,894	696	54	134	308	3,951	18,415
Total commercial and industrial loans	434,947	86,573	60,827	22,379	6,778	15,646	138,334	765,484

Leases receivable:
Risk Rating
Pass / Pass Watch	81,035	184,006	104,876	36,545	13,998	2,085	—	422,545
Special Mention	—	—	—	—	—	—	—	—
Classified	148	5,349	2,591	1,071	1,264	355	—	10,778
Total leases receivable	81,183	189,355	107,467	37,616	15,262	2,440	—	433,323

Consumer loans:
Risk Rating
Pass / Pass Watch	119	12	10	77	6	2,464	7,654	10,342
Special Mention	—	—	—	—	—	681	—	681
Classified	—	—	647	25	—	—	—	672
Total commercial term loans	119	12	657	102	6	3,145	7,654	11,695

Total loans receivable:
Risk Rating
Pass / Pass Watch	1,126,679	801,504	752,958	602,973	556,158	654,825	175,724	4,670,821
Special Mention	16,724	5,892	445	2,153	20,917	9,275	1,699	57,105
Classified	23,753	13,582	22,468	6,731	18,308	17,418	3,951	106,211
Total loans receivable	$1,167,156	$820,978	$775,871	$611,857	$595,383	$681,518	$181,374	$4,834,137

(1)	Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

Loans by Vintage Year and Payment Performance

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
September 30, 2020
Real estate loans:
Commercial property
Payment performance
Performing	$585,781	$540,301	$554,849	$407,353	$477,221	$599,468	$35,386	$3,200,359
Nonperforming	—	—	155	1,526	2,747	4,033	—	8,461
Total commercial property	585,781	540,301	555,004	408,879	479,968	603,501	35,386	3,208,820

Construction
Payment performance
Performing	25,990	193	—	—	—	—	—	$26,183
Nonperforming	12,808	3,590	13,046	—	—	—	—	29,444
Total construction	38,798	3,783	13,046	—	—	—	—	55,627

Residential property
Payment performance
Performing	26,328	954	38,870	141,873	92,614	56,786	—	357,425
Nonperforming	—	—	—	1,008	755	—	—	1,763
Total residential property	26,328	954	38,870	142,881	93,369	56,786	—	359,188

Total real estate loans
Payment performance
Performing	638,099	541,448	593,719	549,226	569,835	656,254	35,386	3,583,967
Nonperforming	12,808	3,590	13,201	2,534	3,502	4,033	—	39,668
Total real estate loans	650,907	545,038	606,920	551,760	573,337	660,287	35,386	3,623,635

Commercial and industrial loans:
Payment performance
Performing	426,275	82,679	60,378	22,325	6,778	15,500	138,334	752,269
Nonperforming	8,672	3,894	449	54	—	146	—	13,215
Total commercial and industrial loans	434,947	86,573	60,827	22,379	6,778	15,646	138,334	765,484

Leases receivable:
Payment performance
Performing	81,035	184,006	104,876	36,545	13,998	2,085	—	422,545
Nonperforming	148	5,349	2,591	1,071	1,264	355	—	10,778
Total leases receivable	81,183	189,355	107,467	37,616	15,262	2,440	—	433,323

Consumer loans:
Payment performance
Performing	119	12	10	77	6	3,145	7,654	11,023
Nonperforming	—	—	647	25	—	—	—	672
Total commercial term loans	119	12	657	102	6	3,145	7,654	11,695

Total loans receivable:
Payment performance
Performing	1,145,528	808,145	758,983	608,173	590,617	676,984	181,374	4,769,804
Nonperforming	21,628	12,833	16,888	3,684	4,766	4,534	—	64,333
Total loans receivable	$1,167,156	$820,978	$775,871	$611,857	$595,383	$681,518	$181,374	$4,834,137

(1)	Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

The following is an aging analysis of loans, disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Accruing 90 Days or More Past Due
	(in thousands)
September 30, 2020
Real estate loans:
Commercial property
Retail	$1,282	$50	$—	$1,332	$803,723	$805,055	$—
Hospitality	1,040	—	—	1,040	876,314	877,354	—
Other	404	—	227	631	1,525,780	1,526,411	—
Total commercial property loans	2,725	50	227	3,002	3,205,818	3,208,820	—
Construction	—	—	16,636	16,636	38,991	55,627	—
Residential property	322	469	1,294	2,085	357,103	359,188	—
Total real estate loans	3,047	519	18,158	21,724	3,601,912	3,623,635	—
Commercial and industrial loans	170	110	12,854	13,134	752,350	765,484	—
Leases receivable	5,053	2,804	5,188	13,045	420,278	433,323	—
Consumer loans	—	—	25	25	11,670	11,695	—
Total loans receivable	$8,270	$3,432	$36,225	$47,927	$4,786,210	$4,834,137	$—

December 31, 2019
Real estate loans:
Commercial property
Retail	$6	$132	$111	$249	$869,053	$869,302	$—
Hospitality	907	—	—	907	921,381	922,288	—
Other	51	—	38	89	1,358,344	1,358,432	—
Total commercial property loans	964	132	149	1,245	3,148,778	3,150,022	—
Construction	—	—	—	—	76,455	76,455	—
Residential property	540	1,627	309	2,477	399,551	402,028	—
Total real estate loans	1,504	1,759	458	3,721	3,624,784	3,628,505	—
Commercial and industrial loans	635	133	143	911	483,183	484,093	—
Leases receivable	5,358	2,138	3,493	10,990	472,889	483,879	—
Consumer loans	—	30	—	30	13,639	13,670	—
Total loans receivable	$7,497	$4,060	$4,094	$15,652	$4,594,496	$4,610,147	$—

As of September 30, 2020 and December 31, 2019, there were no loans 90 days or more past due and accruing interest.

At September 30, 2020, all $578.5 million of modified loans under the CARES Act were current.

Individually Evaluated Loans

Prior to the adoption of ASU 2016-13, impaired loans were measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan was collateral dependent, less estimated costs to sell. If the estimated value of the impaired loan was less than the recorded investment in the loan, the Company charged-off the deficiency against the allowance for loan losses or we established a specific allowance in the allowance for loan losses. Additionally, we excluded from the quarterly migration analysis impaired loans when determining the amount of the allowance for loan losses required for the period.

Under ASU 2016-13, the Company reviews all loans on an individual basis when they do not share similar risk characteristics with loan pools.

The following tables provide information on individually evaluated loans receivable as of September 30, 2020 and impaired loans receivable as of December 31, 2019 disaggregated by loan class, as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Related Allowance
	(in thousands)
September 30, 2020
Real estate loans:
Commercial property
Retail	$5,504	$5,549	$5,504	$—	$—
Other	10,248	11,449	9,474	774	33
Total commercial property loans	15,751	16,998	14,977	774	33
Construction	29,444	31,083	29,444	—	—
Residential property	1,763	1,737	1,763	—	—
Total real estate loans	46,958	49,818	46,184	774	33
Commercial and industrial loans	13,293	14,056	308	12,985	1,623
Leases receivable	7,338	7,383	1,035	6,303	2,087
Consumer loans	1,262	1,590	1,193	69	2
Total	$68,851	$72,847	$48,720	$20,131	$3,746

December 31, 2019
Real estate loans:
Commercial property
Retail	$434	$459	$111	$323	$19
Hospitality	244	400	22	223	24
Other	14,864	15,151	14,696	167	12
Total commercial property loans	15,542	16,010	14,829	713	55
Construction	27,201	28,000	—	27,201	13,973
Residential property	1,124	1,163	1,089	35	—
Total real estate loans	43,867	45,173	15,918	27,949	14,028
Commercial and industrial loans	13,700	14,090	143	13,557	8,885
Leases receivable	5,902	5,909	1,112	4,790	2,863
Consumer loans	1,297	1,588	1,220	77	1
Total	$64,766	$66,760	$18,393	$46,373	$25,778

Nonaccrual Loans and Nonperforming Assets

The following table represents the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of September 30, 2020.

	September 30, 2020
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Retail	$5,504	$—	$—	$5,504
Other	2,184	774	—	2,958
Commercial property loans	7,687	774	—	8,461
Construction loans	29,444	—	—	29,444
Residential property loans	1,763	—	—	1,763
Total real estate loans	38,894	774	—	39,668
Commercial and industrial loans	308	12,908	—	13,215
Leases receivable	1,035	9,743	—	10,778
Consumer loans	672	—	—	672
Total	$40,909	$23,424	$—	$64,333

The following is a summary of interest foregone on nonaccrual loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$1,482	$916	$4,092	$2,407
Less: Interest income recognized on impaired loans	(204)	(80)	(1,319)	(1,018)
Interest foregone on impaired loans	$1,278	$836	$2,773	$1,389

There were no commitments to lend additional funds to borrowers whose loans are included above.

The following table details nonaccrual loans, disaggregated by loan class, as of the dates indicated:

	September 30, 2020	December 31, 2019
	(in thousands)
Real estate loans:
Commercial property
Retail	$5,504	$277
Hospitality	—	225
Other	2,958	14,864
Total Commercial property loans	8,461	15,366
Construction	29,444	27,201
Residential property	1,763	1,124
Total real estate loans	39,668	43,691
Commercial and industrial loans	13,215	13,479
Leases receivable	10,778	5,902
Consumer loans	672	689
Total nonaccrual loans	$64,333	$63,761

The following table details nonperforming assets as of the dates indicated:

	September 30, 2020	December 31, 2019
	(in thousands)
Nonaccrual loans	$64,333	$63,761
Loans receivable 90 days or more past due and still accruing	—	—
Total nonperforming loans receivable	64,333	63,761
Other real estate owned ("OREO")	1,052	63
Total nonperforming assets	$65,385	$63,824

OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.

Troubled Debt Restructurings

As of September 30, 2020 and December 31, 2019, total TDRs were $25.9 million and $56.3 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise been considered, to the borrower for economic or legal reasons related to the borrower’s financial difficulties. In addition, the concession granted must result in a reduction in the borrower’s payment for a period of three months or more in order to be classified as a TDR.

The following table details TDRs as of September 30, 2020 and December 31, 2019:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
September 30, 2020
Real estate loans	$—	$3,382	$13,511	$—	$16,893	$—	$—	$—	$7,290	$7,290
Commercial and industrial loans	—	176	247	—	423	—	—	7	70	77
Consumer loans	647	—	—	—	647	521	—	69	—	590
Total	$647	$3,558	$13,758	$—	$17,963	$521	$—	$76	$7,360	$7,957

December 31, 2019
Real estate loans	$—	$132	$27,740	$13,926	$41,798	$—	$—	$—	$—	$—
Commercial and industrial loans	—	153	12,527	312	12,991	—	36	71	114	222
Consumer loans	689	—	—	—	689	531	—	77	—	608
Total	$689	$285	$40,266	$14,238	$55,478	$531	$36	$148	$114	$830

The following table presents the number of loans by class modified as troubled debt restructurings that occurred during the periods indicated, with their pre- and post-modification recorded amounts.

	Three Months ended			Twelve Months ended
	September 30, 2020			December 31, 2019
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands except for number of loans)
Real estate loans	1	$2,004	$1,526	5	$40,743	$41,798
Commercial and industrial loans	—	—	—	2	12,779	12,562
Consumer loans	—	—	—	1	549	531
Total	1	$2,004	$1,526	8	$54,071	$54,891

	Nine Months ended			Twelve Months ended
	September 30, 2020			December 31, 2019
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands except for number of loans)
Real estate loans	3	$4,005	$3,253	5	$40,743	$41,798
Commercial and industrial loans	—	—	—	2	12,779	12,562
Consumer loans	—	—	—	1	549	531
Total	3	$4,005	$3,253	8	$54,071	$54,891

All TDRs are individually analyzed using one of three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. At September 30, 2020 and December 31, 2019, TDRs were subjected to specific impairment analysis. We determined impairment allowances of $25,000 and $22.7 million, respectively, related to these loans and such allowances were included in the allowance for credit losses.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. No loans defaulted during the three-months ended September 30, 2020 following modification.  One loan for $398,000 defaulted during the nine months ended September 30, 2020 following modification. During the year ended December 31, 2019, one loan for $132,000 defaulted within the twelve-month period following modification.

Note 4 — Servicing Assets

The changes in servicing assets for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Servicing assets:
Balance at beginning of period	$6,186	$7,567
Addition related to sale of SBA loans	686	517
Amortization	(524)	(648)
Balance at end of period	$6,348	$7,436

The changes in servicing assets for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Servicing assets:
Balance at beginning of period	$6,956	$8,520
Addition related to sale of SBA loans	1,040	1,177
Amortization	(1,648)	(2,261)
Balance at end of period	$6,348	$7,436

At September 30, 2020 and December 31, 2019, we serviced loans sold to unaffiliated parties in the amounts of $427.5 million and $433.6 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.1 million and $1.1 million for the three months ended September 30, 2020 and 2019, respectively. The Company recorded servicing fee income of $3.4 million and $3.3 million for the nine months ended September 30, 2020 and 2019, respectively. Servicing fee income, net of the amortization of servicing assets, is included in other operating income in the consolidated statements of income. Amortization expense was $524,000 and $648,000 for the three months ended September 30, 2020 and 2019, respectively, and $1.6 million and $2.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 5 — Income Taxes

The Company’s income tax expense was $6.4 million and $4.3 million representing an effective income tax rate of 28.3 percent and 25.9 percent for the three months ended September 30, 2020 and 2019, respectively. The Company’s income tax expense was $11.9 million and $11.8 million representing an effective income tax rate of 30.0 percent and 28.5 percent for the nine months ended September 30, 2020 and 2019, respectively.

Management concluded that as of September 30, 2020 and December 31, 2019, a valuation allowance of $4.9 million was appropriate against certain state net operating loss carry forwards and certain tax credits. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. The net deferred tax asset was $42.4 million and $36.8 million and the net current tax asset was $1.2 million and $0 as of September 30, 2020 and December 31, 2019, respectively.

The Company is subject to examination by federal and state tax authorities for certain years ended December 31, 2015 through 2019. Management does not anticipate any material changes in our consolidated financial statements which may arise as a result of these audits or examinations. During the quarter ended September 30, 2020, there was no material change to the Company’s uncertain tax positions. The Company does not expect its unrecognized tax positions to change significantly over the next twelve months.

The CARES Act includes provisions for tax payment relief, significant business incentives, and certain corrections to the 2017 Tax Cuts and Jobs Act, or the Tax Act. The tax relief measures for entities includes a five-year net operating loss carry back, increases in interest expense deduction limits, accelerates alternative minimum tax credit refunds, provides payroll tax relief, and provides a technical correction to allow accelerated deductions for qualified improvement property. ASC Topic 740, Income Taxes, requires the effect of changes in tax law be recognized in the period in which new legislation is enacted. The enactment of the CARES Act was not material to the Company’s income taxes for the nine months ended September 30, 2020, and is not expected to have a material impact on its financial statements for the full year ending December 31, 2020.

Note 6 — Goodwill and other intangibles

The third-party originators intangible of $483,000 and goodwill of $11.0 million were recorded as a result of the acquisition of a leasing portfolio in 2016. The core deposit intangible of $2.2 million was recognized for the core deposits acquired in a 2014 acquisition. The Company’s intangible assets were as follows for the periods indicated:

		September 30, 2020			December 31, 2019
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Core deposit intangible	10 years	$2,213	$(1,701)	$512	$2,213	$(1,567)	$646
Third-party originators intangible	7 years	483	(349)	135	483	(287)	196
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$13,727	$(2,050)	$11,677	$13,727	$(1,854)	$11,873

Intangible assets amortization expense for the three-month periods ended September 30, 2020 and 2019 was $65,000 and $77,000, respectively, and for the nine-month periods ended September 30, 2020 and 2019 was $196,000 and $232,000, respectively. During the first quarter of 2020, the Company performed an impairment analysis on its goodwill and other intangible assets and determined there was no impairment.
Note 7 — Deposits

Time deposits at or exceeding the FDIC insurance limit of $250,000 at September 30, 2020 and December 31, 2019 were $323.5 million and $299.9 million, respectively.

The scheduled maturities of time deposits are as follows for the periods indicated:

At September 30, 2020	Time Deposits of $250,000 or More	Other Time Deposits	Total
	(in thousands)
2020	$188,103	$199,636	$387,739
2021	133,248	738,435	871,683
2022	1,320	63,407	64,727
2023	799	12,202	13,002
2024 and thereafter	—	1,352	1,352
Total	$323,471	$1,015,033	$1,338,504

At December 31, 2019
2020	$291,940	$1,098,666	$1,390,606
2021	7,186	130,331	137,517
2022	—	25,155	25,155
2023	789	1,185	1,974
2024 and thereafter	—	669	669
Total	$299,914	$1,256,005	$1,555,919

Accrued interest payable on deposits was $5.4 million and $11.2 million at September 30, 2020 and December 31, 2019, respectively. Total deposits reclassified to loans due to overdrafts at September 30, 2020 and December 31, 2019 were $808,000 and $1.5 million, respectively.

Note 8 — Borrowings

At September 30, 2020, the Bank had no overnight advances and $150.0 million in term advances outstanding with the FHLB with a weighted average interest rate of 1.40 percent. At December 31, 2019, the Bank had $15.0 million in overnight advances with a weighted average interest rate of 1.66 percent and $75.0 million of term advances with the FHLB with a weighted average rate of 1.71 percent. The Bank had no outstanding borrowings with the Federal Reserve Bank (“FRB”) under the Paycheck Protection Program Lending Facility (“PPPLF”) as of September 30, 2020 or December 31, 2019. Interest expense on borrowings for the three months ended September 30, 2020, and 2019 was $582,000 and $367,000, respectively. Interest expense on borrowings for the nine months ended September 30, 2020 and 2019 was $1.8 million and $439,000, respectively.

	September 30, 2020		December 31, 2019
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Overnight advances	$—	0.00%	$15,000	1.66%
Advances due within 12 months	25,000	1.56%	25,000	1.75%
Advances due over 12 months through 24 months	50,000	1.59%	25,000	1.66%
Advances due over 24 months through 36 months	75,000	1.22%	25,000	1.72%
Outstanding advances	$150,000	1.40%	$90,000	1.70%

The following is financial data pertaining to FHLB advances:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Weighted-average interest rate at end of period	1.40%	1.70%
Weighted-average interest rate during the period	1.42%	1.89%
Average balance of FHLB advances	$158,818	$40,374
Maximum amount outstanding at any month-end	$440,000	$285,000

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $2.27 billion and $1.35 billion of loans pledged as collateral with the FHLB as of September 30, 2020 and December 31, 2019, respectively. Remaining available borrowing capacity was $1.43 billion, subject to the FHLB statutory lending limit of $1.57 billion, and $878.4 million at September 30, 2020 and December 31, 2019, respectively.

The Bank also had securities with market values of $35.0 million and $30.2 million at September 30, 2020 and December 31, 2019, respectively, pledged with the FRB, which provided $33.6 million and $29.6 million in available borrowing capacity through the Fed Discount Window as of September 30, 2020 and December 31, 2019, respectively.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic EPS
Net income	$16,344	$12,376	$27,870	$29,704
Less: income allocated to unvested restricted stock	98	101	346	193
Income allocated to common shares	$16,246	$12,275	$27,524	$29,511
Weighted-average shares for basic EPS	30,464,263	30,830,445	30,276,462	30,736,456
Basic EPS (1)	$0.53	$0.40	$0.91	$0.96

Effect of dilutive stock options and unvested performance restricted stock	—	28,674	—	32,704

Diluted EPS
Income allocated to common shares	$16,246	$12,275	$27,524	$29,511
Weighted-average shares for diluted EPS	30,464,263	30,859,119	30,276,462	30,769,160
Diluted EPS (1)	$0.53	$0.40	$0.91	$0.96

(1)	Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

There were no anti-dilutive stock options outstanding for the three and nine months ended September 30, 2020 or 2019, respectively.

During the three months ended September 30, 2020, the Company issued 23,937 performance stock units to executive officers from the 2013 Equity Compensation plan fair valued at $231,000 on the grant date of August 5, 2020. These units have a three-year cliff vesting period and include dividend equivalent rights.

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

At September 30, 2020, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5 percent became effective on January 1, 2019, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 6.77 percent and 6.64 percent and the Company's capital conservation buffer was 5.85 percent and 5.78 percent as of September 30, 2020 and December 31, 2019, respectively.

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

The capital ratios of Hanmi Financial and the Bank as of September 30, 2020 and December 31, 2019 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
September 30, 2020
Total capital (to risk-weighted assets):
Hanmi Financial	$728,350	15.16%	$384,456	8.00%	N/A	N/A
Hanmi Bank	$709,528	14.77%	$384,279	8.00%	$480,349	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$569,390	11.85%	$288,342	6.00%	N/A	N/A
Hanmi Bank	$649,086	13.51%	$288,209	6.00%	$384,279	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$549,060	11.43%	$216,257	4.50%	N/A	N/A
Hanmi Bank	$649,086	13.51%	$216,157	4.50%	$312,227	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$569,390	9.53%	$238,916	4.00%	N/A	N/A
Hanmi Bank	$649,086	10.88%	$238,601	4.00%	$298,252	5.00%

December 31, 2019
Total capital (to risk-weighted assets):
Hanmi Financial	$714,288	15.11%	$378,059	8.00%	N/A	N/A
Hanmi Bank	$691,024	14.64%	$377,516	8.00%	$471,895	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$556,820	11.78%	$283,544	6.00%	N/A	N/A
Hanmi Bank	$631,978	13.39%	$283,137	6.00%	$377,516	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$536,781	11.36%	$212,658	4.50%	N/A	N/A
Hanmi Bank	$631,978	13.39%	$212,353	4.50%	$306,732	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$556,820	10.15%	$219,367	4.00%	N/A	N/A
Hanmi Bank	$631,978	11.56%	$218,748	4.00%	$273,435	5.00%

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

Loans held for sale - Loans held for sale are all SBA loans and carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At September 30, 2020 and December 31, 2019, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Individually analyzed loans receivable - Nonaccrual loans receivable and performing restructured loans receivable are individually analyzed for reporting purposes and are measured and recorded at fair value on a non-recurring basis to determine if they exhibit credit risk characteristics. All such loans receivable with a carrying balance over $250,000 are analyzed individually for the amount to determine if a reserve is required, if any. All such loans with a carrying balance of $250,000 or less are evaluated or analyzed in pools to determine if they exhibit any credit risk characteristics requiring reserves. The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral-dependent impaired loans are recorded based on either the current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value reported on older appraisals that are then adjusted based on recent market trends, a Level 3 measurement.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2020 and December 31, 2019, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Total Fair Value
	(in thousands)
September 30, 2020
Assets:
Securities available for sale:
U.S. Treasury securities	$20,195	$—	$—	$20,195
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	485,497	—	485,497
Collateralized mortgage obligations	—	132,113	—	132,113
Debt securities	—	85,796	—	85,796
Total U.S. government agency and sponsored agency obligations	—	703,406	—	703,406
Total securities available for sale	$20,195	$703,406	$—	$723,601

December 31, 2019
Assets:
Securities available for sale:
U.S. Treasury securities	$35,205	$—	$—	$35,205
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	410,800	—	410,800
Collateralized mortgage obligations	—	164,592	—	164,592
Debt securities	—	23,879	—	23,879
Total U.S. government agency and sponsored agency obligations	—	599,271	—	599,271
Total securities available for sale	$35,205	$599,271	$—	$634,477

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of September 30, 2020 and December 31, 2019, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
			Significant
			Observable
		Quoted Prices in	Inputs With No
		Active Markets	Active Market	Significant
		for Identical	With Identical	Unobservable
	Total	Assets	Characteristics	Inputs
	(in thousands)
September 30, 2020
Assets:
Collateral dependent impaired loans (1)	$46,106	$—	$—	$46,106
Other real estate owned	1,052	—	—	1,052
Bank-owned premises	1,824			1,824

December 31, 2019
Assets:
Collateral dependent impaired loans (2)	$31,049	$—	$—	$31,049
Other real estate owned	63	—	—	63
Bank-owned premises	1,900	—	—	1,900

(1)

Consisted of real estate loans of $44.6 million, commercial and industrial loans of $288,000, and consumer loans of $1.2 million. $45.8 million was secured by real estate and one commercial and industrial loan for $247,000 was fully secured by cash.

(2)	Consisted of real estate loans of $27.2 million and commercial and industrial loans of $3.9 million. $27.2 million was secured by real estate and $3.9 million was secured by personal property.

The following table represents quantitative information about Level 3 fair value comments for assets measured at fair value on a non-recurring basis at September 30, 2020 and December 31, 2019:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
September 30, 2020
Collateral dependent impaired loans:
Real estate loans:
Commercial property
Retail	$5,504	Market approach	Market data comparison	(30)% to 35% / 14%
Other	7,915	Market approach	Market data comparison	(55)% to 34% / 15% (2)
Construction	29,444	Market approach	Market data comparison	(20)% to 43% / 21% (2)
Residential property	1,763	Market approach	Market data comparison	(7)% to 6% / 3% (2)
Total real estate loans	44,626
Commercial and industrial loans:
Commercial term	288	Market approach	Market data comparison	(9)% to 11% / 1% (2) (3)
Consumer loans	1,192	Market approach	Market data comparison	(13)% to 15% / 6% (2)
Total	$46,106

Other real estate owned	$1,052	Market approach	Market data comparison	(53)% to 5% / (3)%

Bank-owned premises	1,824	Market approach	Market data comparison	(30)% to 35% / 2% (2)

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

(1)

The values were estimated by current market data comparison, supplemented by cost information. The properties compared when possible, with others for sale and that have sold in the general time period. Adjustments are made for differences in equipment, size, cosmetics, conversions, originality, condition as well as sale terms and current economic conditions at time of sale.

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

The fair value of the Level 3 loans receivable demonstrating credit risk characteristics at September 30, 2020 were determined utilizing the fair value measurement methodology for assets measured on a non-recurring basis. Such loans receivable measured at fair value at September 30, 2020 consisted of seven commercial real estate loans with a fair value of $13.4 million, three construction loans with a fair value of $29.4 million, three residential mortgages with a fair value of $1.8 million, one commercial term loan with a fair value of $41,000, one commercial term loan fully secured by cash with a fair value of $247,000, and three consumer loans with a fair value of $1.2 million. The fair value of collateral dependent loans is determined on a non-recurring basis using either the sales comparison approach or the income approach by obtaining third party appraisals.

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

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). This standard, among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we have concluded that the carrying amounts approximate fair value, the fair value estimates shown below are based on an exit price notion as of September 30, 2020, as required by ASU 2016-01. The financial instruments for which we have concluded that the carrying amounts approximate fair value include, cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits. The fair values of off-balance sheet items are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.

The estimated fair values of financial instruments were as follows:

	September 30, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$359,755	$359,755	$—	$—
Securities available for sale	723,601	20,195	703,406	—
Loans held for sale	12,834	—	13,853	—
Loans receivable, net of allowance for credit losses	4,747,517	—	—	4,694,553
Accrued interest receivable	21,417	21,417	—	—
Financial liabilities:
Noninterest-bearing deposits	1,961,006	—	1,961,006	—
Interest-bearing deposits	3,233,286	—	—	3,239,542
Borrowings and subordinated debentures	268,821	—	152,034	119,561
Accrued interest payable	5,427	5,427	—	—

	December 31, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$121,678	$121,678	$—	$—
Securities available for sale	634,477	35,205	599,272	—
Loans held for sale	6,020	—	6,382	—
Loans receivable, net of allowance for credit losses	4,548,739	—	—	4,520,322
Accrued interest receivable	11,742	11,742	—	—
Financial liabilities:
Noninterest-bearing deposits	1,391,624	—	1,391,624	—
Interest-bearing deposits	3,307,338	—	—	3,317,867
Borrowings and subordinated debentures	208,377	—	89,831	118,807
Accrued interest payable	11,215	11,215	—	—

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

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	September 30,	December 31,
	2020	2019
	(in thousands)
Commitments to extend credit	$444,782	$371,287
Standby letters of credit	48,513	31,372
Commercial letters of credit	17,577	11,133
Total undisbursed loan commitments	$510,872	$413,792

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Balance at beginning of period	$6,347	$1,333	$2,397	$1,439
Adjustment related to adoption of ASU 2016-13	—	—	(335)	—
Adjusted balance	6,347	1,333	2,062	1,439
Provision expense (income) for credit losses	(658)	209	3,627	103
Balance at end of period	$5,689	$1,542	$5,689	$1,542

Note 13 — Leases

The Company adopted ASU 2016-02, Leases (Topic 842), effective January 1, 2019. We had approximately 42 operating leases for real estate and other assets at September 30, 2020. These included various leases for our branch and office locations as well as those for postage and copier machines and an advertising billboard. Our leases had initial lease terms of two to twenty-five years. Most leases included one or more options to renew, with renewal terms that can extend the lease term from two to twelve years.

For leases where we were reasonably certain to renew, those option periods were included within the lease term and, therefore, the measurement of the right-of-use asset and lease liability. Certain leases included options to terminate the lease, which allows the contract parties to terminate their obligations under the lease contract, typically in return for an agreed financial consideration. The terms and conditions of the termination options vary by contract. Leases with an initial term of 12 months or less were not recognized on the balance sheet. We recognized lease expense for these leases on a straight line basis over the lease term. Certain lease agreements included payments based on Consumer Price Index (CPI) on which variable lease payments were determined and included in the right-of-use asset and liability. Variable lease payments that were not based on CPI were excluded from the right-of-use asset and lease liability and recognized in the period in which the obligations for those payments were incurred. Our lease agreements did not contain any material residual value guarantees, restrictions or covenants.

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

As of September 30, 2020, the right-of-use asset and lease liability balances were $51.6 million and $54.6 million, respectively. As of December 31, 2019, the right-of-use asset and lease liability were $36.5 million and $37.2 million, respectively. For the three-month period ended September 30, 2020 and 2019, net lease expense recorded under such leases amounted to $2.0 million and $2.1 million, respectively. For the nine-month period ended September 30, 2020 and 2019, net lease expense recorded under such leases amounted to $6.1 million and $5.9 million, respectively.

The following table presents the Company's remaining lease liability by maturity as of September 30, 2020:

Amount
(in thousands)
2020	$7,213
2021	6,977
2022	7,045
2023	6,704
2024	6,290
Thereafter	26,868
Remaining lease commitments	61,097
Interest	(6,499)
Present value of lease liability	$54,597

Weighted average remaining lease terms for the Company's operating leases were 9.01 years and 8.57 years as of September 30, 2020 and December 31, 2019, respectively. Weighted average discount rates used for the Company's operating leases was 2.43 percent and 3.24 percent as of September 30, 2020 and 2019, respectively. The Company chose the practical expedients and reviewed the lease and non-lease components for any impairment or otherwise, subsequently determining that no cumulative-effect adjustment to equity was necessary as part of implementing the modified retrospective approach for its adoption of ASC 842.

Cash paid and included in cash flows from operating activities for amounts used in the measurement of the lease liability of the Company's operating leases was $1.6 million and $5.4 million, and $1.7 million and $3.4 million, for the three and nine months ended September 30, 2020 and 2019, respectively.

Note 14 — Liquidity

Hanmi Financial

As of September 30, 2020, Hanmi Financial had $16.1 million in cash on deposit with its bank subsidiary. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of September 30, 2020 and December 31, 2019, the Bank had $150.0 million and $90.0 million of FHLB advances and $206.5 million and $264.2 million, respectively, of brokered deposits. The Bank had no advances with the FRB under the PPPLF as of September 30, 2020 or December 31, 2019. There were no outstanding borrowings with the FRB as of September 30, 2020 or December 31, 2019.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30.0 percent of its assets. As of September 30, 2020, the remaining available borrowing capacity was $1.43 billion compared with $878.4 million, as of December 31, 2019.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2020. No such instruments were outstanding as of December 31, 2019.

	Derivative Assets					Derivative Liabilities
		As of September 30, 2020		As of December 31, 2019			As of September 30, 2020		As of December 31, 2019
	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$29,348	Other Assets	$1,000	Other Assets	N/A	$29,348	Other Liabilities	$1,077	Other Liabilities	N/A
Total derivatives not designated as hedging instruments			$1,000		N/A			$1,077		N/A

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement as of September 30, 2020. No such instruments were outstanding as of December 31, 2019.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Quarter Ended September 30, 2020
		(in thousands)
Interest rate products	Other income	$(77)
Total		$(77)

Fee income recognized from the Company's derivative financial instruments for the three and nine months ended September 30, 2020 was $0 and $512,000, respectively.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

Offsetting of Derivative Assets
As of September 30, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$1,000	$—	$1,000	$1,000	$—	$1,000

Offsetting of Derivative Liabilities
As of September 30, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$1,077	$—	$1,077	$—	$1,190	$(113)

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

As of September 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.1 million. As of September 30, 2020, the Company had posted $1.2 million of collateral related to these agreements and is essentially over-collateralized since its net liability position is $77,000 ($1.0 million fair value of assets less $1.1 million fair value of liabilities) as of the end of the period. If the Company had breached any of the provisions described above at September 30, 2020, it could have been required to settle its obligations under the agreements at their termination value of $1.1 million.

Note 16 — Subsequent Events

At the date of issuance of this report, no subsequent events occurred that required disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three and nine months ended September 30, 2020. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended September 30, 2020 (this “Report”).

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

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and whether the gradual reopening of businesses will result in a meaningful increase in economic activity. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause credit loss expense to increase; our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend; our cyber security risks are increased as the result of an increase in the number of employees working remotely; we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs; potential goodwill impairment charges could result if acquired assets and operations are adversely affected and remain at reduced levels; due to recent legislation and government action limiting foreclosure of real property and reduced governmental capacity to effect business transactions and property transfers, we may have more difficulty taking possession of collateral supporting our loans, which may negatively impact our ability to minimize our losses, which could adversely impact our financial results; and we face litigation, regulatory enforcement and reputation risk as a result of our participation in the Paycheck Protection Program (“PPP”) and the risk that the Small Business Administration may not fund some or all PPP loan guaranties.  Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

For additional information concerning risks we face, see “Part II, Item 1A. Risk Factors” in this Report and “Item 1A. Risk Factors” in Part I of the 2019 Annual Report on Form 10-K. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to consolidated financial statements in our 2019 Annual Report on Form 10-K. We had no significant changes in our accounting policies since the filing of our 2019 Annual Report on Form 10-K, except for the adoption of ASU 2016-13 as described in Note 1 of the September 30, 2020 unaudited condensed consolidated financial statements.

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

Selected Financial Data

The following table sets forth certain selected financial data for the periods indicated:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Summary balance sheets:
Cash and due from banks	$359,755	$150,678	$359,755	$150,678
Securities	723,601	621,815	723,601	621,815
Loans receivable, net (1)	4,747,517	4,519,125	4,747,517	4,519,125
Assets	6,106,782	5,527,982	6,106,782	5,527,982
Deposits	5,194,292	4,690,141	5,194,292	4,690,141
Liabilities	5,543,579	4,953,455	5,543,579	4,953,455
Stockholders’ equity	563,203	574,527	563,203	574,527
Tangible stockholders' equity (2)	551,526	562,577	551,526	562,577
Average loans receivable (3)	4,734,511	4,519,770	4,644,647	4,514,707
Average securities	696,285	630,450	636,860	616,503
Average assets	6,011,455	5,461,617	5,804,941	5,465,992
Average deposits	5,087,775	4,631,427	4,844,870	4,697,833
Average stockholders’ equity	553,772	566,175	554,021	565,010
Per share data:
Earnings per share – basic	$0.53	$0.40	$0.91	$0.96
Earnings per share – diluted	$0.53	$0.40	$0.91	$0.96
Book value per share (4)	$18.33	$18.43	$18.33	$18.43
Tangible book value per share (2)	$17.95	$18.05	$17.95	$18.05
Cash dividends per share	$0.08	$0.24	$0.44	$0.72
Common shares outstanding	30,719,591	31,173,881	30,719,591	31,173,881

Performance ratios:
Return on average assets (5)	1.08%	0.90%	0.64%	0.73%
Return on average stockholders’ equity (5) (6)	11.74%	8.67%	6.72%	7.03%
Net interest margin (7)	3.13%	3.36%	3.21%	3.39%
Efficiency ratio (8)	56.73%	64.04%	52.36%	60.10%
Dividend payout ratio (9)	15.09%	60.00%	48.35%	75.00%
Average stockholders’ equity to average assets	9.21%	10.37%	9.54%	10.34%

Asset quality ratios:
Non-performing loans to loans (10)	1.33%	1.43%	1.33%	1.43%
Non-performing assets to assets (11)	1.07%	1.18%	1.07%	1.18%
Net loan charge-offs (recoveries) to average loans, annualized	0.03%	0.02%	0.83%	0.02%
Allowance for credit losses to loans	1.79%	1.11%	1.79%	1.11%
Allowance for credit losses to nonperforming loans	134.64%	78.33%	134.64%	78.33%
Capital ratios:
Total risk-based capital:
Hanmi Financial	15.16%	15.07%	15.16%	15.07%
Hanmi Bank	14.77%	14.65%	14.77%	14.65%
Tier 1 risk-based capital:
Hanmi Financial	11.85%	11.91%	11.85%	11.91%
Hanmi Bank	13.51%	13.55%	13.51%	13.55%
Common equity tier 1 capital
Hanmi Financial	11.43%	11.49%	11.43%	11.49%
Hanmi Bank	13.51%	13.55%	13.51%	13.55%
Tier 1 leverage:
Hanmi Financial	9.53%	10.43%	9.53%	10.43%
Hanmi Bank	10.88%	11.86%	10.88%	11.86%

(1)	Excludes loans held for sale and net of allowance for credit losses.

(2)	Tangible stockholder’s equity divided by common shares outstanding. Tangible stockholders’ equity is a “Non-GAAP” financial measure, as discussed in the following section.
(3)	Includes loans held for sale and before allowance for credit losses.
(4)	Stockholders’ equity divided by shares of common stock outstanding.
(5)	Amounts calculated on annualized net income.
(6)	Net income divided by average stockholders’ equity.
(7)	Net interest income divided by average interest-earning assets. Computed on a tax-equivalent basis using the statutory federal tax rate.
(8)	Noninterest expense divided by the sum of net interest income and noninterest income.
(9)	Dividends declared per share divided by basic earnings per share.
(10)	Nonperforming loans receivable, excluding loans held for sale, consist of nonaccrual loans receivable, and loans receivable past due 90 days or more still accruing interest.
(11)	Nonperforming assets consist of nonperforming loans receivable and real estate owned.

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

Tangible Assets, Tangible Stockholders’ Equity and Tangible Book Value Per Share

The following table reconciles these non-GAAP performance measures to the most comparable GAAP performance measures as of the dates indicated:

	As of
	September 30, 2020	September 30, 2019	December 31, 2019
	(in thousands, except per share data)
Total assets	$6,106,782	$5,527,982	$5,538,184
Less goodwill and other intangible assets	(11,677)	(11,950)	(11,873)
Tangible assets	$6,095,105	$5,516,032	$5,526,311
Total stockholders' equity	$563,203	$574,527	$563,267
Less goodwill and other intangible assets	(11,677)	(11,950)	(11,873)
Tangible stockholders' equity	$551,526	$562,577	$551,394

Stockholders' equity to assets	9.22%	10.39%	10.17%
Tangible common equity to tangible assets (1)	9.05%	10.20%	9.98%
Common shares outstanding	30,719,591	31,173,881	30,799,624

Book value per share	$18.33	$18.43	$18.29
Effect of goodwill and other intangible assets	(0.38)	(0.38)	(0.39)
Tangible common equity per common share (1)	$17.95	$18.05	$17.90

(1)	There were no preferred shares outstanding at the periods indicated.

Executive Overview

Net income was $16.3 million, or $0.53 per diluted share, for the three months ended September 30, 2020 compared with $12.4 million, or $0.40 per diluted share, for the same period a year ago. The increase in net income for the 2020 third quarter reflects primarily an increase in net interest income mainly attributed to lower interest expense on deposits. Additional contributors to the increase in net income included a lower provision for loan losses and for off-balance sheet items, lower noninterest expense from professional fees related to one troubled-loan relationship and the implementation of the new CECL accounting standard, and a decrease in other operating expenses from an established reserve for the repair of a SBA guarantee and lower expenses on foreclosed assets.

Net income for the nine months ended September 30, 2020 and 2019 was $27.9 million, or $0.91 per diluted share and $29.7 million, or $0.96 per diluted share, respectively. The decline in net income for the 2020 nine-month period reflects primarily an increase in the provision for loan losses and for off-balance sheet items offset by increased interest income, the gain on the sale of securities, and by lower other operating expenses related to foreclosed assets.

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

For the third quarter of 2020, credit loss expense was $38,000 compared with $1.6 million loan loss provision for the third quarter of 2019.  The 2020 third quarter credit loss expense included a $697,000 provision for loan losses and a $658,000 credit to reduce the allowance for off-balance sheet items. The 2020 third quarter credit loss expense reflects a change from the 2020 second quarter in macroeconomic assumptions including a lower projected average unemployment rate for the subsequent four quarters and a higher projected annual GDP growth rate. The credit loss expense for the nine months ended September 30, 2020 included a $36.7 million provision for loan losses and a $3.6 million provision for off-balance sheet items. The provision for loan losses for the first nine months of 2019 was $19.4 million while the provision for off-balance sheet items for the same period a year ago was $0.1 million

Noninterest income for the first nine months of 2020 increased to $34.3 million from $20.8 million for the same period a year ago, primarily due to $479.9 million in sales of securities resulting in $15.7 million in gains. The gains on sales of securities reflect the repositioning of the securities portfolio to capture the high level of unrealized gains arising from the low rate environment. Hanmi reinvested the proceeds into U.S. Treasuries and U.S. Government agencies mortgage-backed securities, collateralized mortgage obligations, and notes.

Other financial highlights include the following:

Cash and due from banks increased $238.1 million to $359.8 million as of September 30, 2020 from $121.7 million at December 31, 2019, primarily from a higher volume of non-interest bearing deposits and increased borrowings. The increase in borrowings was largely intended to boost Bank liquidity amid disruptions caused to businesses and individuals by the outbreak of COVID-19. The increase in deposits reflects depositors placing proceeds from PPP loans and proceeds from other government assistance programs with the Bank, as well as an increase from our marketing efforts and depositors seeking safety for their funds.

Loans receivable, before the allowance for credit losses, were $4.83 billion at September 30, 2020 compared with $4.61 billion at December 31, 2019. The increase includes Hanmi’s 2020 second quarter participation in the PPP where we originated $302.9 million of PPP loans.

Deposits were $5.19 billion at September 30, 2020 compared with $4.70 billion at December 31, 2019. The increase reflects principally a $569.4 million increase in non-interest bearing demand deposits.

Return on average assets for the three months ended September 30, 2020 and 2019 was 1.08 percent and 0.90 percent respectively, while the return on average stockholders’ equity was 11.74 percent and 8.67 percent for the same respective periods. Return on average assets for the nine months ended September 30, 2020 and 2019 was 0.64 percent and 0.73 percent, respectively, while the return on average stockholders’ equity was 6.72 percent and 7.03 percent for the same respective periods.

Tangible book value per share was $17.95 at September 30, 2020 compared with $17.90 at December 31, 2019; tangible stockholders’ equity to tangible assets was 9.05 percent at September 30, 2020 compared with 9.98 percent at December 31, 2019.

The Bank continues to be well-capitalized at September 30, 2020 with a Total risk-based capital ratio of 14.77 percent, a Tier-1 risk-based capital ratio of 13.51 percent, a Common Equity Tier 1 capital ratio of 13.51 percent and a Tier 1 leverage ratio of 10.88 percent.

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

	Three Months Ended
	September 30, 2020			September 30, 2019
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(in thousands)
Interest-earning assets:
Loans receivable (1)	$4,734,511	$52,586	4.42%	$4,519,770	$57,929	5.08%
Securities (2)	696,285	1,972	1.13%	630,450	3,769	2.39%
FHLB stock	16,385	204	4.95%	16,385	286	6.93%
Interest-bearing deposits in other banks	340,486	84	0.10%	35,140	193	2.18%
Total interest-earning assets	5,787,667	54,846	3.77%	5,201,745	62,177	4.74%

Noninterest-earning assets:
Cash and due from banks	64,814			99,492
Allowance for credit losses	(86,615)			(49,762)
Other assets	245,589			210,142
Total assets	$6,011,455			$5,461,617

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$99,161	$17	0.07%	$82,665	$31	0.15%
Money market and savings	1,771,615	2,192	0.49%	1,555,639	6,180	1.58%
Time deposits	1,357,167	4,823	1.41%	1,692,419	9,784	2.29%
Total interest-bearing deposits	3,227,943	7,032	0.87%	3,330,723	15,995	1.91%
Borrowings	163,364	582	1.42%	74,239	367	1.96%
Subordinated debentures	118,733	1,627	5.48%	118,145	1,757	5.92%
Total interest-bearing liabilities	3,510,040	9,241	1.05%	3,523,107	18,119	2.04%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,859,832			1,300,704
Other liabilities	87,811			71,631
Stockholders' equity	553,772			566,175
Total liabilities and stockholders' equity	$6,011,455			$5,461,617

Net interest income (taxable equivalent basis)		$45,605			$44,058

Cost of deposits (3)			0.55%			1.37%
Net interest spread (taxable equivalent basis) (4)			2.72%			2.70%
Net interest margin (taxable equivalent basis) (5)			3.13%			3.36%

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.
(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended
	September 30, 2020 vs September 30, 2019
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$2,613	$(7,956)	$(5,343)
Securities (2)	366	(2,163)	(1,797)
FHLB stock	—	(82)	(82)
Interest-bearing deposits in other banks	234	(343)	(109)
Total interest and dividend income	3,213	(10,544)	(7,331)

Interest expense:
Demand: interest-bearing	$5	$(19)	$(14)
Money market and savings	758	(4,746)	(3,988)
Time deposits	(1,685)	(3,276)	(4,961)
Borrowings	340	(125)	215
Subordinated debentures	9	(139)	(130)
Total interest expense	(573)	(8,305)	(8,878)
Change in net interest income	$3,786	$(2,239)	$1,547

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Interest and dividend income, on a taxable equivalent basis, decreased $7.3 million, or 11.8 percent, to $54.8 million for the three months ended September 30, 2020 from $62.2 million for the same period in 2019. Interest expense decreased $8.9 million, or 49.0 percent, to $9.2 million for the three months ended September 30, 2020 from $18.1 million for the same period in 2019. For the three months ended September 30, 2020 and 2019, net interest income, on a taxable equivalent basis, was $45.6 million and $44.1 million, respectively. Net interest income increased during the three months ended September 30, 2020 compared with the same period in 2019 mainly due to decreases in rates paid on money market, savings, and time deposits and lower average balances on time deposits, offset by decreases in yields earned on loans and securities. The net interest spread and net interest margin, on a taxable equivalent basis, for the three months ended September 30, 2020 were 2.72 percent and 3.13 percent, respectively, compared with 2.70 percent and 3.36 percent, respectively, for the same period in 2019.

The average balance of interest-earning assets increased $585.9 million, or 11.3 percent, to $5.79 billion for the three months ended September 30, 2020 from $5.20 billion for the same period in 2019. The average balance of loans receivable increased $214.7 million, or 4.8 percent, to $4.73 billion for the three months ended September 30, 2020 from $4.52 billion for the same period in 2019. The average balance of interest-bearing liabilities decreased $13.1 million, or 0.4 percent, to $3.51 billion for the three months ended September 30, 2020, compared with $3.52 billion for the same period in 2019.

The average yield on interest-earning assets, on a taxable equivalent basis, decreased 97 basis points to 3.77 percent for the three months ended September 30, 2020 from 4.74 percent for the same period in 2019, primarily due to the decrease in the general level of interest rates. The average cost of interest-bearing liabilities decreased by 99 basis points to 1.05 percent for the three months ended September 30, 2020 from 2.04 percent for the same period in 2019, mainly due to lower market interest rates and a smaller percentage of higher-costing time deposits in the portfolio.

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

	Nine Months Ended September 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(in thousands)
Interest-earning assets:
Loans receivable (1)	$4,644,647	$159,464	4.59%	$4,514,707	$173,135	5.13%
Securities (2)	636,860	8,852	1.85%	616,503	11,141	2.41%
FHLB stock	16,385	696	5.68%	16,385	858	7.00%
Interest-bearing deposits in other banks	277,698	495	0.24%	60,240	1,085	2.41%
Total interest-earning assets	5,575,590	169,507	4.06%	5,207,835	186,219	4.78%

Noninterest-earning assets:
Cash and due from banks	77,263			103,098
Allowance for credit losses	(71,587)			(38,885)
Other assets	223,675			193,944
Total assets	$5,804,941			$5,465,992

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$91,618	$56	0.08%	$83,953	$93	0.15%
Money market and savings	1,712,121	9,281	0.72%	1,541,548	17,940	1.56%
Time deposits	1,445,763	19,327	1.79%	1,802,303	30,373	2.25%
Total interest-bearing deposits	3,249,502	28,664	1.18%	3,427,804	48,406	1.89%
Borrowings	211,976	1,839	1.16%	28,536	439	2.06%
Subordinated debentures	118,587	4,984	5.60%	118,006	5,293	5.97%
Total interest-bearing liabilities	3,580,065	35,487	1.32%	3,574,346	54,138	2.03%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,595,368			1,270,029
Other liabilities	75,487			56,607
Stockholders' equity	554,021			565,010
Total liabilities and stockholders' equity	$5,804,941			$5,465,992

Net interest income (taxable equivalent basis)		$134,020			$132,081

Cost of deposits (3)			0.79%			1.38%
Net interest spread (taxable equivalent basis) (4)			2.74%			2.75%
Net interest margin (taxable equivalent basis) (5)			3.21%			3.39%

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.
(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Nine Months Ended September 30,
	September 30, 2020 vs September 30, 2019
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$4,901	$(18,572)	$(13,671)
Securities (2)	360	(2,649)	(2,289)
FHLB stock	—	(162)	(162)
Interest-bearing deposits in other banks	1,097	(1,687)	(590)
Total interest and dividend income	6,358	(23,070)	(16,712)

Interest expense:
Demand: interest-bearing	$8	$(45)	$(37)
Money market and savings	1,825	(10,484)	(8,659)
Time deposits	(5,417)	(5,629)	(11,046)
Borrowings	1,671	(271)	1,400
Subordinated debentures	25	(334)	(309)
Total interest expense	(1,888)	(16,763)	(18,651)
Change in net interest income	$8,246	$(6,307)	$1,939

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Interest and dividend income, on a taxable equivalent basis, decreased $16.7 million, or 9.0 percent, to $169.5 million for the nine months ended September 30, 2020 from $186.2 million for the same period in 2019. Interest expense decreased $18.7 million, or 34.5 percent, to $35.5 million for the nine months ended September 30, 2020 from $54.1 million for the same period in 2019. For the nine months ended September 30, 2020 and 2019, net interest income, on a taxable equivalent basis, was $134.0 million and $132.1 million, respectively. Net interest income increased during the nine months ended September 30, 2020 compared with the same period in 2019 mainly due to decreases on rates paid for money market, savings and time deposits, as well as lower average balances on time deposits, offset by decreases in the yields on loans receivable. The net interest spread and net interest margin, on a taxable equivalent basis, for the nine months ended September 30, 2020 were 2.74 percent and 3.21 percent, respectively, compared with 2.75 percent and 3.39 percent, respectively, for the same period in 2019.

The average balance of interest-earning assets increased $367.8 million, or 7.1 percent, to $5.58 billion for the nine months ended September 30, 2020 from $5.21 billion for the same period in 2019. The average balance of loans receivable increased $129.9 million, or 2.9 percent, to $4.64 billion for the nine months ended September 30, 2020 from $4.51 billion for the same period in 2019. The average balance of interest-bearing liabilities increased $5.7 million, or 0.2 percent, to $3.58 billion for the nine months ended September 30, 2020, compared with $3.57 billion for the same period in 2019.

The average yield on interest-earning assets, on a taxable equivalent basis, decreased 72 basis points to 4.06 percent for the nine months ended September 30, 2020 from 4.78 percent for the same period in 2019, primarily due to the decrease in the general level of interest rates of interest-earning assets. The average cost of interest-bearing liabilities decreased by 71 basis points to 1.32 percent for the nine months ended September 30, 2020 from 2.03 percent for the same period in 2019, mainly due to lower market interest rates and a smaller percentage of higher-costing time deposits in the portfolio.

Credit Loss Expense

For the three months ended September 30, 2020, credit loss expense was $0.04 million, comprised of a $0.7 million provision for loan losses and a $0.7 million credit to provision for off-balance sheet items compared with a loan loss provision of $1.7 million for the same period in 2019 and a provision for off-balance sheet items of $0.2 million. The credit loss expense for the three months ended September 30, 2020 reflects the change from the 2020 second quarter in macroeconomic assumptions including a lower projected average unemployment rate for the subsequent four quarters and a higher projected annual GDP growth rate as well as lower levels of unused loan commitments.

The credit loss expense for the nine months ended September 30, 2020 and 2019 was $40.4 million and $19.4 million. Included in credit loss expense was a provision for loan losses of $36.7 million and a provision for off-balance sheet items of $3.6 million for the nine months ended September 30, 2020. The loan loss provision for the nine months ended September 30, 2019 was $19.3 million, and the provision for off-balance sheet items was $0.1 million.

See also “Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount
	(in thousands)
Service charges on deposit accounts	$2,002	$2,518	$(516)
Trade finance and other service charges and fees	972	1,191	(219)
Servicing income	704	614	90
Bank-owned life insurance income	289	279	10
All other operating income	806	491	315
Service charges, fees & other	4,773	5,093	(320)
Gain on sale of SBA loans	2,324	1,767	557
Net gain on sales of securities	—	—	—
Gain on sale of bank premises	43	—	43
Total noninterest income	$7,140	$6,860	$280

For the three months ended September 30, 2020, noninterest income was $7.1 million, an increase of $0.3 million, or 4.1 percent, compared with $6.9 million for the same period in 2019. Most of the increase was attributable to $2.3 million in gains on sale of SBA loans during the three months ended September 30, 2020 compared with $1.8 million for the same period a year ago.

The following table sets forth the various components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount
	(in thousands)
Service charges on deposit accounts	$6,434	$7,362	$(928)
Trade finance and other service charges and fees	2,920	3,519	(599)
Servicing income	2,120	1,572	548
Bank-owned life insurance income	842	840	2
All other operating income	2,746	1,268	1,478
Service charges, fees & other	15,062	14,561	501
Gain on sale of SBA loans	3,478	3,752	(274)
Net gain on sales of securities	15,712	1,295	14,417
Gain on sale of bank premises	43	1,235	(1,192)
Total noninterest income	$34,295	$20,843	$13,452

For the nine months ended September 30, 2020, noninterest income was $34.3 million, an increase of $13.5 million, or 64.5 percent, compared with $20.8 million for the same period in 2019. The increase in noninterest income for the nine months ended September 30, 2020 was mostly attributed to $15.7 million in gains on sales of securities relating to the sale of $479.9 million of securities. Securities transactions for the same period a year ago resulted in gains of $1.3 million as we sold all of our tax-exempt municipal bonds during the nine months ended September 30, 2019. In addition, other operating income decreased from the absence of a gain on the sale of bank premises in 2020 compared to a $1.2 million gain for the nine months ended September 30, 2019.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount
	(in thousands)
Salaries and employee benefits	$17,194	$17,530	$(336)
Occupancy and equipment	4,650	4,528	122
Data processing	2,761	2,410	351
Professional fees	1,794	2,826	(1,032)
Supplies and communications	698	726	(28)
Advertising and promotion	594	927	(333)
All other operating expenses (1)	2,349	3,500	(1,151)
Subtotal	30,040	32,447	(2,407)
Other real estate owned expense (income)	(116)	160	(276)
Total noninterest expense	$29,924	$32,607	$(2,683)

(1)

Provision (income) expense for losses on off-balance sheet items is now included in credit loss expense; the provision for losses on off-balance sheet items was ($0.7) million for the three months ended September 30, 2020.

For the three months ended September 30, 2020, noninterest expense was $29.9 million, a decrease of $2.7 million, or 8.29 percent, compared with $32.6 million for the same period in 2019. The decrease was primarily due to lower professional fees related to a troubled-loan relationship and the implementation of the new CECL standard, as well as from a $0.5 million charge for a SBA guarantee repair and lower expenses on foreclosed assets.

The following table sets forth the components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount
	(in thousands)
Salaries and employee benefits	$49,645	$50,149	$(504)
Occupancy and equipment	13,633	12,517	1,116
Data processing	8,233	6,633	1,600
Professional fees	5,255	6,459	(1,204)
Supplies and communications	2,337	2,220	117
Advertising and promotion	1,783	2,632	(849)
All other operating expenses (1)	7,550	10,807	(3,257)
Subtotal	88,436	91,417	(2,981)
Other real estate owned expense	(305)	400	(705)
Total noninterest expense	$88,131	$91,817	$(3,686)

(1)

Provision expense for losses on off-balance sheet items is now included in credit loss expense; the provision for losses on off-balance sheet items was $3.6 million for the nine months ended September 30, 2020.

For the nine months ended September 30, 2020, noninterest expense was $88.1 million, a decrease of $3.7 million, or 4.0 percent, compared with $91.8 million for the same period in 2019. The decrease was primarily due to a reduction of professional fees related to the troubled loan relationship and the implementation of the new CECL standard, as well as lower other operating expenses on foreclosed assets. These were partially offset by higher data processing expenses and increased occupancy and equipment costs.

Income Tax Expense

Income tax expense was $6.4 million and $4.3 million representing an effective income tax rate of 28.3 percent and 25.9 percent for the three months ended September 30, 2020 and 2019, respectively. The increase in the effective tax rate for the three months ended September 30, 2020, compared to the same period in 2019 was principally due restricted share vesting at values lower than the grant date value.

Income tax expense was $11.9 million and $11.8 million representing an effective income tax rate of 30.0 percent and 28.5 percent for the nine months ended September 30, 2020 and 2019, respectively. The increase in the effective tax rate for the nine months ended September 30, 2020, compared to the same period in 2019 was principally due to lower value of grant vestings during the third quarter 2020.

Financial Condition

Securities

As of September 30, 2020, our securities portfolio consisted of U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and debt securities and, to a lesser extent, U.S. Treasury securities. Most of these securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of September 30, 2020 and December 31, 2019.

The following table summarizes the amortized cost, estimated fair value and unrealized gain on securities as of the dates indicated:

	September 30, 2020			December 31, 2019
		Estimated			Estimated
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Gain	Cost	Value	Gain
	(in thousands)
Securities available for sale:
U.S. Treasury securities	$19,993	$20,195	$202	$34,947	$35,206	$259
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	483,622	485,497	1,875	406,813	410,800	3,987
Collateralized mortgage obligations	131,908	132,113	205	164,232	164,592	360
Debt securities	85,660	85,796	136	23,733	23,879	146
Total U.S. government agency and sponsored agency obligations	701,190	703,406	2,216	594,778	599,271	4,493
Total securities available for sale	$721,183	$723,601	$2,418	$629,725	$634,477	$4,752

As of September 30, 2020, securities available for sale increased $89.1 million, or 14.0 percent, to $723.6 million, compared with $634.5 million as of December 31, 2019. The increase reflects partial utilization of excess liquidity.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their weighted- average yield as of September 30, 2020:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands)
Securities available for sale:
U.S. Treasury securities	$19,993	1.41%	$—	0.00%	$—	0.00%	$—	0.00%	$19,993	1.41%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	53	2.11%	5,899	1.70%	—	0.00%	477,670	1.40%	483,622	1.40%
Collateralized mortgage obligations	5	1.88%	1,182	1.47%	1,988	1.08%	128,732	1.00%	131,908	1.00%
Debt securities	—	0.00%	75,660	0.54%	10,000	0.85%	—	0.00%	85,660	0.58%
Total U.S. government agency and sponsored agency obligations	58	2.09%	82,742	0.64%	11,988	0.89%	606,402	1.31%	701,190	1.23%
Total securities available for sale	$20,051	1.41%	$82,742	0.64%	$11,988	0.89%	$606,402	1.31%	$721,183	1.23%

Loans Receivable

The following table shows the loans portfolio composition by type as of the dates indicated, excluding loans held for sale:

	September 30, 2020	December 31, 2019
	(in thousands)
Real estate loans:
Commercial property
Retail	$805,055	$869,302
Hospitality	877,354	922,288
Other (1)	1,526,411	1,358,432
Total commercial property loans	3,208,820	3,150,022
Construction	55,627	76,455
Residential property	359,188	402,028
Total real estate loans	3,623,635	3,628,505
Commercial and industrial loans	765,484	484,093
Leases receivable	433,323	483,879
Consumer loans (2)	11,695	13,670
Loans receivable	4,834,137	4,610,147
Allowance for credit losses	(86,620)	(61,408)
Loans receivable, net	$4,747,517	$4,548,739

(1)

Includes, among other types, mixed-use, apartment, office, industrial, gas stations, faith-based facilities and warehouse; all other property types represent less than one percent of total loans receivable.

(2)	Consumer loans include home equity lines of credit of $7.0 million and $8.2 million as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020 and December 31, 2019, net loans receivable were $4.75 billion and $4.55 billion, respectively, representing an increase of $198.8 million, or 4.4 percent. The increase in net loans receivable as of September 30, 2020 compared with December 31, 2019 was attributable to new loan production of $1.00 billion during the nine-month period, of which $302.9 million was related to loans issued under the PPP. These increases were partially offset by higher loan payoffs of $330.0 million and net loan amortization of $358.7 million, as well as a higher allowance for credit losses by $25.2 million, $17.4 million of which related to the adoption of CECL (ASU 2016-13) on January 1, 2020.

Industry

Our loans receivable portfolio included the following concentrations of loans to one type of industry that were greater than 10.0 percent of loans receivable outstanding:

		Percentage of
	Balance as of	Loans Receivable
	September 30, 2020	Outstanding
	(in thousands)
Lessor of nonresidential buildings	$1,366,452	28.3%
Hospitality	938,963	19.4%

There was no other concentration of loans receivable to any one type of industry exceeding 10.0 percent of loans receivable outstanding.

Loan Quality Indicators

As of September 30, 2020 and December 31, 2019, pass/pass-watch, special mention and classified loans, disaggregated by loan class, were as follows:

	Pass/Pass- Watch	Special Mention	Classified	Total
	(in thousands)
September 30, 2020
Real estate loans:
Commercial property
Retail	$792,922	$3,381	$8,752	$805,055
Hospitality	831,705	24,979	20,670	877,354
Other	1,493,750	17,772	14,889	1,526,411
Total commercial property loans	3,118,377	46,132	44,311	3,208,820
Construction	26,183	—	29,444	55,627
Residential property	355,813	784	2,591	359,188
Total real estate loans	3,500,373	46,916	76,346	3,623,635
Commercial and industrial loans	737,561	9,508	18,415	765,484
Leases receivable	422,545	—	10,778	433,323
Consumer loans	10,342	681	672	11,695
Total loans receivable	$4,670,821	$57,105	$106,211	$4,834,137

December 31, 2019
Real estate loans:
Commercial property
Retail	$859,739	$2,835	$6,728	$869,302
Hospitality	915,834	939	5,515	922,288
Other	1,329,817	7,807	20,809	1,358,432
Total commercial property loans	3,105,390	11,580	33,052	3,150,022
Construction	36,956	1,613	37,886	76,455
Residential property	398,737	2,512	779	402,028
Total real estate loans	3,541,082	15,705	71,718	3,628,505
Commercial and industrial loans	458,184	10,222	15,687	484,093
Leases receivable	477,977	—	5,902	483,879
Consumer loans	12,247	705	718	13,670
Total loans receivable	$4,489,491	$26,632	$94,025	$4,610,147

Classified loans were $106.2 million and $94.0 million at September 30, 2020 and 2019, respectively. The increase during the third quarter reflects additions or downgrades of $33.4 million and reductions or upgrades of $21.1 million. At September 30, 2020 classified loans included $21.7 million of loans adversely affected by the COVID-19 pandemic.

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

Except for nonperforming loans set forth in the table below and the matters described in the following paragraph, we are not aware of any other loans as of September 30, 2020 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present repayment terms, or any known events that would result in a loan being designated as nonperforming at some future date. We cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

On March 22, 2020, banking regulators issued a statement titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 and until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due.  These include short-term, 90 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.  As of September 30, 2020, the Bank approved 278 modification requests representing $578.5 million of loans and leases, or 12.0 percent of the loan portfolio, of which 209, or $574.2 million, represented loan modifications and 69, or $4.3 million, represented lease modifications.

The following table provides information with respect to the components of nonperforming assets as of the dates indicated:

			Increase (Decrease)
	September 30, 2020	December 31, 2019	Amount	Percentage
	(in thousands)
Nonperforming loans:
Real estate loans:
Commercial property
Retail	$5,504	$277	$5,227	1,886.0%
Hospitality	—	225	(225)	(100.0)%
Other	2,958	14,864	(11,906)	(80.1)%
Total commercial property loans	8,461	15,366	(6,905)	(44.9)%
Construction	29,444	27,201	2,243	8.2%
Residential property	1,763	1,124	639	56.8%
Total real estate loans	39,668	43,691	(4,023)	(9.2)%
Commercial and industrial loans	13,215	13,479	(264)	(2.0)%
Leases receivable	10,778	5,902	4,876	82.6%
Consumer loans	672	689	(17)	(2.5)%
Total nonaccrual loans	64,333	63,761	573	0.9%
Loans 90 days or more past due and still accruing	—	—	—	—%
Total nonperforming loans (1)	64,333	63,761	573	0.9%
Other real estate owned	1,052	63	989	1,569.8%
Total nonperforming assets	$65,385	$63,824	$1,562	2.4%

Nonperforming loans as a percentage of loans	1.33%	1.38%
Nonperforming assets as a percentage of assets	1.07%	1.15%
Performing troubled debt restructured loans	$7,957	$830

(1)	Includes nonperforming TDRs of $18.0 million and $55.5 million as of September 30, 2020 and December 31, 2019, respectively.

Nonperforming loans were $64.3 million and $63.8 million as of September 30, 2020 and December 31, 2019, respectively. The increase was principally due to the addition of two film-tax credits totaling $12.6 million, two construction loans totaling $16.4 million, and three commercial real estate loans totaling $5.5 million. This was offset by a charge-off of $25.4 million of a $40.0 million troubled loan relationship (comprised of a $13.5 million construction/land loan charge off and an $11.9 million commercial business loan charge-off), the placement of a $7.9 million commercial real estate loan back to accrual status, and a payoff of a $6.0 million commercial real estate loan.

As of September 30, 2020, OREO consisted of two properties with a combined carrying value of $1.1 million compared to two properties with a combined carrying value of $0.01 million as of December 31, 2019.

The following table provides information with respect to the amortized cost basis of nonperforming loans:

	September 30, 2020
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property loans	$7,687	$774	$—	$8,461
Construction loans	29,444	—	—	29,444
Residential property loans	1,763	—	—	1,763
Total real estate loans	38,894	774	—	39,668
Commercial and industrial loans	308	12,908	—	13,215
Leases receivable	1,035	9,743	—	10,778
Consumer loans	672	—	—	672
Total nonperforming loans	$40,909	$23,424	$—	$64,333

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

We review, under ASU 2016-13, all loans on an individual basis when they do not share similar risk characteristics with loan pools.

The following table provides information on individually evaluated loans as of September 30, 2020 and impaired loans as of December 31, 2019:

	September 30, 2020		December 31, 2019
	Recorded Investment	Percentage	Recorded Investment	Percentage
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$5,504	8.0%	$434	0.7%
Hospitality	—	0.0%	244	0.4%
Other	10,248	14.9%	14,864	22.9%
Total commercial property loans	15,751	22.9%	15,542	24.0%
Construction	29,444	42.7%	27,201	42.0%
Residential property	1,763	2.6%	1,124	1.7%
Total real estate loans	46,958	68.2%	43,867	67.7%
Commercial and industrial loans	13,293	19.3%	13,700	21.2%
Leases receivable	7,338	10.7%	5,902	9.1%
Consumer loans	1,262	1.8%	1,297	2.0%
Total	$68,851	100.0%	$64,766	100.0%

Individually evaluated loans increased $4.1 million, or 6.3 percent, to $68.9 million as of September 30, 2020, from $64.8 million at December 31, 2019, principally due to the addition of two film-tax credits totaling $12.6 million, two construction loans totaling $16.4 million, and three commercial real estate loans totaling $5.5 million. This was offset by a charge-off of $25.4 million of a $40.0 million troubled loan relationship (comprised of a $13.5 million construction/land loan charge off and an $11.9 million commercial business loan charge-off), and payoff of a $6.0 million commercial real estate loan. Specific allowances associated with individually evaluated loans were $3.7 million as of September 30, 2020 compared with $25.8 million as of December 31, 2019. The decrease was primarily due to the charge-off of $25.2 million troubled loan relationship, offset by a specific provision for the two film-tax credits.

During the three months ended September 30, 2020, we would have recognized $1.5 million of interest income had loans individually evaluated performed in accordance with their original terms. During the three months ended September 30, 2019, we would have recognized $0.9 million of interest income had impaired loans receivable performed in accordance with their original terms. Of these amounts, we actually recognized interest income of $0.2 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020, we would have recognized $4.1 million of interest income had loans individually evaluated performed in accordance with their original terms. During the nine months ended September 30, 2019, we would have recognized $2.4 million of interest income had impaired loans receivable performed in accordance with their original terms. Of these amounts, we actually recognized interest income of $1.3 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Troubled Debt Restructurings (“TDRs”)

The following table provides information on TDRs as of the dates indicated:

	September 30, 2020			December 31, 2019
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(in thousands)
Real estate loans	$16,893	$7,290	$24,183	$41,798	$—	$41,798
Commercial and industrial loans	423	77	500	12,991	222	13,213
Consumer loans	647	590	1,237	689	608	1,297
Total	$17,963	$7,957	$25,920	$55,478	$830	$56,308

For the three months and nine months ended September 30, 2020, we restructured one loan for $1.5 million and three loans for $3.3 million, respectively, classified as TDRs.

As of September 30, 2020, TDRs on an accrual status were $8.0 million, all of which were reductions of principal and interest and extensions of maturity, of which a $0.01 million allowance relating to these loans was included in the allowance for credit losses. For the TDRs on an accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of September 30, 2020, TDRs on a nonaccrual status were $18.0 million, and a $0.02 million allowance relating to these loans was included in the allowance for credit losses.

As of December 31, 2019, TDRs on an accrual status were $0.8 million, all of which were reductions of principal and interest and extensions of maturity, of which a $0.03 million allowance relating to these loans was included in the allowance for credit losses. As of December 31, 2019, TDRs on a nonaccrual status were $55.5 million, and a $22.7 million allowance relating to these loans was included in the allowance for credit losses.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

The Company’s estimate of the allowance for credit losses at September 30, 2020 reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

At September 30, 2020, the Company used the discounted cash flow (“DCF”) method to estimate allowances for credit losses for the commercial and industrial loan portfolio and the consumer loan portfolio. For all loan pools utilizing the DCF method, the Company utilizes and forecasts the national unemployment rate as the primary loss driver.  In addition, the Company determined that four quarters represented a reasonable and supportable forecast period and reverted to a historical loss rate over twelve quarters on a straight-line basis. As of and for the quarter ended September 30, 2020, the Company leveraged the economic projections from Moody’s Analytics Economic Scenarios and Forecasts to inform its loss driver forecasts over the four-quarter forecast period whereas it had previously relied on FRED economic data. For each of these loan segments, the Company applied an annualized historical Probability of Default/Loss Given Default (“PD/LGD”) using all available historical periods.  The reason for the change from relying on the FRED economic data to Moody’s data was because Moody’s data is updated more frequently and timely than FOMC or FRED, and thus provides a better forecast for PD/LGD models. Since reasonable and supportable forecasts of economic conditions are imbedded directly into the DCF model, qualitative adjustments are reduced but considered. Qualitative adjustments were based on the Company's judgment of company, market, industry or business specific data, and changes in the underlying loan composition of specific portfolios.

At September 30, 2020, the Company used the PD/LGD method for the commercial property, construction and residential property portfolios. The Company used historical periods that included an economic downturn to derive historical losses for better alignment in the estimation of expected losses under the PD/LGD method. The Company leveraged Frye-Jacobs modeled LGD rates for loan segments with no historical losses.  In addition, for those loans granted a loan modification due to COVID-19, the Company used historical periods under PD/LGD as of March 31, 2020 and for the subsequent six months ended September 30, 2020, to reflect the moratorium on TDRs under Section 4013 of the CARES Act. The PD/LGD method incorporates a forecast into loss estimates using a qualitative adjustment. Qualitative loss factors were based on the Company's judgment of company, market, industry or business specific data, changes in the underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, nonperforming and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

The Company used the Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses for equipment financing agreements or the equipment lease receivables portfolio. The Company applied an expected loss ratio based on internal historical losses adjusted as appropriate for qualitative factors. The Company's evaluation of market, industry or business specific data, changes in the underlying portfolio composition, trends relating to credit quality, delinquency, nonperforming and adversely rated leases, and reasonable and supportable forecasts of economic conditions inform the estimate of qualitative factors.

The allowance for credit losses was $86.6 million at September 30, 2020 compared with $61.4 million at December 31, 2019.  The allowance attributed to loans individually evaluated for impairment was $3.7 million at September 30, 2020 compared with $25.8 million at December 31, 2019, the decline primarily reflecting the $25.2 million charge-off of the previously identified troubled loan relationship during the first quarter of 2020. The allowance attributed to loans collectively evaluated for impairment was $82.9 million at September 30, 2020 compared with $35.6 million at December 31, 2019.  The increase principally reflects the adoption of ASU 2016-13 as well as the change from January 1, 2020 to September 30, 2020 in the macroeconomic assumptions including a higher projected average unemployment rate for the subsequent four quarters and a lower projected GDP growth rate.  The Company recognizes the inherent uncertainties in the estimate of the allowance for credit losses and the effect the COVID-19 pandemic may have on borrowers.

The following tables reflect our allocation of the allowance for credit losses by loan category:

	September 30, 2020				December 31, 2019
	Allowance Amount	Percentage of Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Allowance	Total Loans	Percentage of Total Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$5,838	6.8%	$805,055	16.7%	$4,911	8.0%	$869,302	18.9%
Hospitality	20,258	23.4%	877,354	18.1%	6,686	10.9%	922,288	20.0%
Other	16,876	19.5%	1,526,411	31.6%	8,060	13.1%	1,358,432	29.4%
Total commercial property loans	42,972	49.7%	3,208,820	66.4%	19,657	32.0%	3,150,022	68.3%
Construction	4,859	5.6%	55,627	1.2%	15,003	24.4%	76,455	1.7%
Residential property	2,443	2.8%	359,188	7.4%	1,695	2.8%	402,028	8.7%
Total real estate loans	50,274	58.1%	3,623,635	75.0%	36,355	59.2%	3,628,505	78.7%
Commercial and industrial loans	20,849	24.1%	765,484	15.8%	16,206	26.4%	484,093	10.5%
Leases receivable	15,287	17.6%	433,323	9.0%	8,767	14.3%	483,879	10.5%
Consumer loans	210	0.2%	11,695	0.2%	80	0.1%	13,670	0.3%
Total	$86,620	100.0%	$4,834,137	100.0%	$61,408	100.0%	$4,610,147	100.0%

The following table set forth certain information regarding the allowance for credit losses and the allowance for credit losses related to off-balance sheet items for the periods presented.

	As of and For the Three Months Ended		As of and For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)
Allowance for credit losses:
Balance at beginning of period	$86,330	$49,386	$61,408	$31,974
Adjustment related to adoption of ASU 2016-13	—	—	17,433	—
Adjusted balance	86,330	49,386	78,841	31,974
Less loans receivable charged off	2,151	916	31,197	3,549
Recoveries on loans receivable previously charged-off	(1,745)	(640)	(2,233)	(2,869)
Provision for credit losses	697	1,602	36,744	19,418
Ending balance	$86,620	$50,712	$86,620	$50,712

Allowance for credit losses related to off-balance sheet items:
Balance at beginning of period	$6,347	$1,333	$2,397	$1,439
Adjustment related to adoption of ASU 2016-13	—	—	(335)	—
Adjusted balance	6,347	1,333	2,062	1,439
Provision (income) for off-balance sheet items	(658)	209	3,627	103
Ending balance	$5,689	$1,542	$5,689	$1,542

Ratios:
Net loan charge-offs (recoveries) to average loans, annualized	0.03%	0.02%	0.83%	0.02%
Allowance for credit losses to loans receivable	1.79%	1.11%	1.79%	1.11%
Net loan charge-offs (recoveries) to allowance for credit losses, annualized	1.86%	2.18%	44.67%	1.79%
Allowance for credit losses to nonperforming loans	134.64%	78.33%	134.64%	78.33%

Balance:
Average loans receivable during period	$4,734,511	$4,519,770	$4,644,647	$4,514,707
Loans receivable at end of period	4,834,137	4,569,837	4,834,137	4,569,837
Nonperforming loans at end of period	64,333	64,738	64,333	64,738

The allowance for credit losses was $86.6 million as of September 30, 2020 generating an allowance for credit losses to loans receivable of 1.79 percent compared with $50.7 million and 1.11 percent, respectively, at September 30, 2019. The increase principally reflects the change in the accounting for the allowance for credit losses previously described and the effect of the COVID-19 pandemic.

The allowance for credit losses related to off-balance sheet items, primarily associated with unfunded loan commitments, was $5.7 million and $1.5 million as of September 30, 2020 and 2019, respectively.

The following table presents a summary of net charge-offs and recoveries:

	Three Months Ended			Nine Months Ended
	Charge- offs	Recoveries	Net Charge- Offs (Recoveries)	Charge- offs	Recoveries	Net Charge- Offs (Recoveries)
	(in thousands)
September 30, 2020
Real estate loans	$687	$(1,497)	$(810)	$14,920	$(1,653)	$13,267
Commercial and industrial loans	383	(35)	348	12,972	(179)	12,793
Leases receivable	1,081	(213)	868	3,306	(401)	2,905
Total	$2,151	$(1,745)	$406	$31,197	$(2,233)	$28,964

September 30, 2019
Real estate loans	$17	$(142)	$(125)	$131	$(1,704)	$(1,573)
Commercial and industrial loans	244	(381)	(137)	939	(853)	86
Leases receivable	653	(117)	536	2,479	(312)	2,167
Total	$916	$(640)	$276	$3,549	$(2,869)	$680

For the three months ended September 30, 2020, total charge-offs were $2.2 million, an increase of $1.2 million, from $0.9 million for the same period in 2019. Charge-offs were offset by recoveries during the three months ended September 30, 2020 of $1.7 million, an increase of $1.1 million, from $0.6 million for the same period in 2019.

For the nine months ended September 30, 2020, total charge-offs were $31.2 million, an increase of $27.6 million, or 779.0 percent, from $3.5 million for the same period in 2019. The first quarter of 2020 included a $25.2 million charge off (comprised of $13.5 million real estate construction loan charge off and an $11.7 million commercial and industrial loan charge-off) with a subsequent charge off of $198,000 in the second quarter of a $40.0 million troubled loan relationship. Charge-offs were offset by recoveries during the nine months ended September 30, 2020 of $2.2 million, a decrease of $0.7 million, or 22.2 percent, from $2.9 million for the same period in 2019.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	September 30, 2020		December 31, 2019
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$1,961,006	37.8%	$1,391,624	29.6%
Interest-bearing:
Demand	100,155	1.9%	84,323	1.8%
Money market and savings	1,794,627	34.6%	1,667,096	35.5%
Time deposits of $100,000 or more (1)	1,217,520	23.4%	1,402,063	29.8%
Other time deposits	120,984	2.3%	153,856	3.3%
Total deposits	$5,194,292	100.0%	$4,698,962	100.0%

(1)	Includes $323.5 million and $299.9 million of time deposits of $250,000 or more as of September 30, 2020 and December 31, 2019, respectively.

Deposits increased $495.3 million, or 10.5 percent, to $5.19 billion as of September 30, 2020 from $4.70 billion as of December 31, 2019. The increase in deposits was mainly attributable to the $569.4 million increase in demand – noninterest-bearing deposits and the increase of $127.5 million in money market and savings accounts, offset by a decline of $217.4 million in time deposits.

Borrowings

At September 30, 2020, the Bank had $150.0 million in term advances from the FHLB compared with $75.0 million at December 31, 2019.  There were no overnight advances at September 30, 2020, compared to $15.0 million at December 31, 2019. In addition, the Bank had no Paycheck Protection Program Lending Fund (“PPPLF”) advances outstanding as of September 30, 2020.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below) as of September 30, 2020. The Company compares this stress simulation to policy limits, which specify the maximum tolerance level for net interest income exposure over a 1- to 12-month and a 13- to 24- month horizon, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
Change in	1- to 12-Month Horizon		13- to 24-Month Horizon
Interest	Dollar	Percentage	Dollar	Percentage
Rate	Change	Change	Change	Change
	(dollars in thousands)
300%	$29,188	15.12%	$43,104	22.41%
200%	$20,775	10.76%	$29,559	15.37%
100%	$12,337	6.39%	$16,402	8.53%
(100%)	$1,467	0.76%	$1,968	1.02%

Change in	Economic Value of Equity (EVE)
Interest	Dollar	Percentage
Rate	Change	Change
	(dollars in thousands)
300%	$173,665	43.77%
200%	$135,790	34.23%
100%	$83,588	21.07%
(100%)	$(96,319)	(24.28%)

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

In response to the uncertainty surrounding the COVID-19 pandemic, the Board reduced the quarterly cash dividend paid on common stock for the third and fourth quarter of 2020 to $0.08 per share, from $0.12 per share paid in the second quarter of 2020 and $0.24 per share paid in the first quarter of 2020. The Board believes these actions were the most prudent course of action as it continues to monitor the results of operations and financial condition of the Company and expects to continue to re-evaluate quarterly the level of any subsequent regular quarterly dividend.  We cannot assure you that future dividends will not be reduced or eliminated based on such re-evaluation.

The Company’s ability to pay dividends to shareholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period).  Where the above test is not met, cash dividends may still be paid, with the prior approval of the Department of Financial Protection and Innovation (“DFPI”), in an amount not exceeding the greatest of: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year.  As of October 1, 2020, after giving effect to the 2020 fourth quarter dividend declared by the Company, the Bank has the ability to pay $4.7 million of dividends without the prior approval of the Commissioner of the DFPI.

At September 30, 2020, the Bank’s total risk-based capital ratio of 14.77 percent, Tier 1 risk-based capital ratio of 13.51 percent, common equity Tier 1 capital ratio of 13.51 percent and Tier 1 leverage capital ratio of 10.88 percent, placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent, and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

At September 30, 2020, the Company's total risk-based capital ratio was 15.16 percent, Tier 1 risk-based capital ratio was 11.85 percent, common equity Tier 1 capital ratio was 11.43 percent and Tier 1 leverage capital ratio was 9.53 percent.

For a discussion of implemented changes to the capital adequacy framework prompted by Basel III and the Dodd- Frank Wall Street Reform and Consumer Protection Act, see our 2019 Annual Report on Form 10-K.

Liquidity

Hanmi Financial

At September 30, 2020, Hanmi Financial had $16.1 million in cash on deposit with its bank subsidiary. Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its current obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of September 30, 2020, the Bank had $150.0 million in advances from the FHLB, and $206.5 million of brokered deposits. The Bank had no advances with the FRB under the PPPLF. There were no outstanding borrowings with the FRB as of December 31, 2019.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its assets. As of September 30, 2020, the total remaining available borrowing capacity was $1.43 billion.

As a means of augmenting its liquidity, the Bank had an available borrowing source of $33.6 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $35.0 million, and had no borrowings under this source as of September 30, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the three months ended September 30, 2020, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Corporation from those disclosed in "Risk Factors" in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 24, 2019, the Company announced a stock repurchase program that authorized the repurchase of up to 5 percent of its outstanding shares or approximately 1.5 million shares of common stock. As of September 30, 2020, approximately 1.0 million shares remained available for future purchases under that stock repurchase program. Shortly following the federal proclamation declaring a national emergency concerning the COVID-19 outbreak, Hanmi suspended its share repurchase program and does not anticipate it will consider resumption of share repurchases until the rescission of the national emergency. During the three months ended September 30, 2020, the Company acquired 3,108 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through vesting of Company stock awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL

*	Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).
†	Constitutes a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	November 6, 2020	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2020	By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)