Form 10-K
period 2020-12-31
HANMI FINANCIAL CORP
filed 2021-03-01
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                            To

Commission File Number: 000-30421

HANMI FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4788120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 Wilshire Boulevard, Suite 1250 Los Angeles, California	90017
(Address of Principal Executive Offices)	(Zip Code)

(213) 382-2200

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	HAFC	Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

As of April 28, 2020, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $352,978,609. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.

Number of shares of common stock of the Registrant outstanding as of February 22, 2021 was 30,716,567 shares.

Documents Incorporated By Reference Herein: Sections of the Registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2020, are incorporated by reference into Part III of this report (or information will be provided by amendment to this Form 10-K), as noted therein.

Hanmi Financial Corporation

Annual Report on Form 10-K for the Fiscal Year ended December 31, 2020

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Annual Report on Form 10-K (this “Report”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report other than statements of historical fact are “forward–looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs, plans and objectives of management for future operations, and other similar forecasts and statements of expectations and assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, strategies, outlook, needs, plans, objectives or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi Bank; our ability to remediate any material weakness in our internal controls over financial reporting; general economic and business conditions internationally, nationally and in those areas in which we operate; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread or net interest margin; risks of natural disasters; disruption due to pandemic or other public health emergency; a failure in or breach of our operational or security systems or infrastructure, including cyberattacks; the failure to maintain current technologies; the inability to successfully implement future information technology enhancements; difficult business and economic conditions that can adversely affect our industry and business, including competition and lack of soundness of other financial institutions, fraudulent activity and negative publicity; risks associated with Small Business Administration loans; failure to attract or retain key employees; our ability to access cost-effective funding; fluctuations in real estate values; changes in accounting policies and practices; the imposition of tariffs or other domestic or international governmental policies impacting the value of the products of our borrowers; changes in governmental regulation, including, but not limited to, any increase in Federal Deposit Insurance Corporation insurance premiums; the ability of Hanmi Bank to make distributions to Hanmi Financial Corporation, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial tests; the adequacy of our allowance for credit losses; credit quality and the effect of credit quality on our provision for loan losses and allowance for credit losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; risks as it relates to cyber security against our information technology and those of our third party providers and vendors; and changes in securities markets. For additional information concerning risks we face, see “Item 1A. Risk Factors” in Part I of this Report.

Further, given its ongoing and dynamic nature, it is difficult to predict what continued effects the COVID-19 pandemic will have on our business and results of operations. The pandemic and the related local and national economic disruption may result in a decline in demand for our products and services; increased levels of loan delinquencies, problem assets and foreclosures; an increase in our allowance for loan losses; a decline in the value of loan collateral, including real estate; a greater decline in the yield on our interest-earning assets than the decline in the cost of our interest-bearing liabilities; and increased cybersecurity risks, as employees increasingly work remotely.

We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

Part I

Item 1.	Business

General

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is a Delaware corporation incorporated on March 14, 2000 to be the holding company for Hanmi Bank (the “Bank”) and is subject to the Bank Holding Company Act of 1956, as amended (the “BHCA”). Our principal office is located at 900 Wilshire Boulevard, Suite 1250, Los Angeles, California 90017, and our telephone number is (213) 382-2200.

Hanmi Bank, the primary subsidiary of Hanmi Financial, is a state chartered bank incorporated under the laws of the State of California on August 24, 1981, and licensed pursuant to the California Financial Code (“California Financial Code”) on December 15, 1982. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits thereof. The Department of Financial Protection and Innovation (the “DFPI”) is the Bank’s primary state bank regulator and the Federal Deposit Insurance Corporation (the “FDIC”) is its primary federal regulator. The Bank’s headquarters are located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010.

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

The Bank’s revenues are derived primarily from interest and fees on loans, interest and dividends on the securities portfolio, and service charges on deposit accounts.

A summary of revenues for the periods indicated follows:

	Year Ended December 31,
	2020		2019		2018
	(dollars in thousands)
Interest and fees on loans receivable	$211,836	79.3%	$229,402	83.6%	$219,590	84.8%
Interest and dividends on securities	11,438	4.3%	15,808	5.8%	14,230	5.5%
Other interest income	592	0.2%	1,562	0.6%	577	0.2%
Service charges, fees and other income	22,145	8.3%	21,006	7.7%	19,907	7.7%
Gain on sale of SBA loans	5,247	2.0%	5,251	1.9%	4,954	1.9%
Subtotal	251,258	94.1%	273,029	99.5%	259,258	100.1%
Net gain (loss) on sale of securities	15,712	5.9%	1,295	0.5%	(341)	(0.1)%
Total revenues	$266,970	100.0%	$274,324	100.0%	$258,917	100.0%

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

Lending Activities

The Bank originates loans for its own portfolio and for sale in the secondary market. Lending activities include real estate loans (commercial property, construction and residential property), commercial and industrial loans (commercial term, commercial lines of credit and international), equipment lease financing and Small Business Administration (“SBA”) loans.

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

The Bank’s commercial real estate loans are principally secured by investor-owned or owner-occupied commercial and industrial buildings. Generally, these types of loans are made with a maturity date of up to seven years, with longer amortization periods. Typically, the Bank’s commercial real estate loans have a debt-coverage ratio at time of origination of 1.25 or more and a loan-to-value ratio of 70 percent or less. The Bank offers fixed-rate commercial real estate loans, including hybrid-fixed rate loans that are fixed for one to five years and then convert to adjustable rate loans for the remaining term. In addition, the Bank originates loans with an adjustable rate of interest indexed to the prime rate appearing in The Wall Street Journal (the “WSJ Prime Rate”) or the Bank’s prime rate (the “Bank Prime Rate”), as adjusted from time to time. Amortization schedules for commercial real estate loans generally do not exceed 25 years.

Payments on loans secured by investor-owned and owner-occupied properties are often dependent upon successful operation or management of the properties. Repayment of such loans may be subject to the risk from adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans in relation to the market value of the property and strictly scrutinizing the property securing the loan. At the time of loan origination, a sensitivity analysis is performed for potential increases in vacancy and interest rates. Additionally, an annual risk assessment is also performed for the commercial real estate secured loan portfolio, which involves evaluating recent industry trends. When possible, the Bank also obtains corporate or individual guarantees. Representatives of the Bank conduct site visits of most commercial properties securing the Bank’s real estate loans before the loans are approved.

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

Construction

The Bank maintains a small construction portfolio for multifamily and commercial and industrial properties within its market areas. The future condition of the local economy could negatively affect the collateral values of such loans. The Bank’s construction loans typically have the following structure:

•	maturities of two years or less;
•	a floating rate of interest based on the WSJ Prime Rate or the Bank Prime Rate;
•	minimum cash equity consistent with high volatility commercial real estate guidelines;
•	third party fund control monitoring;

•	a reserve of anticipated interest costs during construction or an advance of fees;
•	a first lien position on the underlying real estate;
•	advance rates at time of origination that do not exceed the lesser of 75 percent loan of the value of the property or costs of construction; and
•	recourse against a guarantor in the event of default.

On a case-by-case basis, the Bank originates permanent loans on the property under loan conditions that require strong project stability and debt service coverage. Construction loans involve additional risks compared to loans secured by existing improved real property. Such risks include:

•	the uncertain value of the project prior to completion;
•	the uncertainty in estimating construction costs;
•	construction delays and cost overruns;
•	possible difficulties encountered in connection with municipal, state or other governmental ordinances or regulations during construction; and
•	the difficulty in accurately evaluating the market value of the completed project.

Because of these uncertainties, construction lending often involves the disbursement of substantial funds where repayment of the loan is dependent on the success of the final project rather than the ability of the borrower or guarantor to repay principal and interest on the loan. If the Bank is forced to foreclose on a construction project prior to, or at completion, due to a default under the terms of a loan, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, or accrued interest on, the loan as well as the related foreclosure and holding costs. In addition, the Bank may be required to fund additional amounts in order to complete a pending construction project and may have to hold the property for an indeterminable period of time. The Bank has underwriting procedures designed to identify factors that it believes to maintain acceptable levels of risk in construction lending, including, among other procedures, engaging qualified and bonded third parties to provide progress reports and recommendations for construction loan disbursements. No assurance can be given that these procedures will prevent losses arising from the risks associated with construction loans described above.

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

Commercial lending entails significant risks. Commercial loans typically involve larger loan balances, are generally dependent on the cash flows of the business, and may be subject to adverse conditions in the general economy or in a specific industry. Short-term business loans are customarily intended to finance current operations and typically provide for principal payment at maturity, with interest payable monthly. Term loans typically provide for floating interest rates, with monthly payments of both principal and interest.

In general, it is the intent of the Bank to take collateral whenever possible, regardless of the loan purpose(s). Collateral may include, but is not limited to, liens on inventory, accounts receivable, fixtures and equipment, leasehold improvements and real estate. Where real estate is the primary collateral, the Bank obtains formal appraisals in accordance with applicable regulations to support the value of the real estate collateral. Typically, the Bank requires all principals and significant stockholders of a business to be guarantors on all loan instruments. All borrowers must demonstrate the ability to service and repay not only their obligations to the Bank, but also any and all outstanding business debt, without liquidating the collateral, based on historical earnings or reliable projections.

Commercial Term

The Bank offers term loans for a variety of needs, including loans for purchases of equipment, machinery or inventory, business acquisitions, tenant improvements, and refinancing of existing business-related debts. These loans have repayment terms of up to seven years.

Commercial Lines of Credit

The Bank offers lines of credit for a variety of short-term needs, including lines of credit for working capital, accounts receivable and inventory financing, and other purposes related to business operations. Commercial lines of credit usually have a term of 12 months.

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

Leases Receivable

Equipment finance agreements have terms ranging from one to seven years. Commercial equipment leases are secured by the business assets being financed. The Bank generally obtains a personal guaranty of the owner(s) of the business. Equipment finance leases are similar to commercial business loans in that the leases are typically made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial equipment leases may be substantially dependent on the success of the business itself, which in turn, is often dependent in part upon general economic conditions.

SBA Loans

The Bank originates loans that are guaranteed by the SBA, an independent agency of the federal government. SBA loans are offered for business purposes such as owner-occupied commercial real estate, business acquisitions, start-ups, franchise financing, working capital, improvements and renovations, inventory and equipment, and debt-refinancing. SBA loans offer lower down payments and longer term financing, which helps small business that are starting out, or about to expand. The guarantees on SBA loans and SBA express loans are generally 75 percent and 50 percent of the principal amount of the loan, respectively. The Bank typically requires that SBA loans be secured by business assets and by a first or second deed of trust on any available real property. When the SBA loan is secured by a first deed of trust on real property, the Bank obtains appraisals in accordance with applicable regulations. SBA loans have terms ranging from five to 25 years depending on the use of the proceeds. To qualify for a SBA loan, a borrower must demonstrate the capacity to service and repay the loan, without liquidating the collateral, based on historical earnings or reliable projections.

The Bank normally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA loans that it originates. When the Bank sells a SBA loan, it has an option to repurchase the loan if the loan defaults. If the Bank repurchases a defaulted loan, the Bank will make a demand for the guaranteed portion to the SBA. Even after the sale of an SBA loan, the Bank retains the right to service the SBA loan and to receive servicing fees. The unsold portions of the SBA loans that remain owned by the Bank are included in loans receivable on the Consolidated Balance Sheets. As of December 31, 2020, the Bank had $8.6 million of SBA loans held for sale and $473.9 million of SBA loans in its loan portfolio, including $295.7 million of loans originated under the Paycheck Protection Program (“PPP”), and was servicing $429.4 million of SBA loans sold to investors.

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

Legal lending limits are calculated in conformance with the California Financial Code, which prohibits a bank from lending to any one individual, entity or its related interests on an unsecured basis any amount that exceeds 15 percent of the sum of such bank’s stockholders’ equity plus the allowance for credit losses, capital notes and any debentures, or 25 percent on a secured and unsecured basis. At December 31, 2020, the Bank’s authorized legal lending limits for loans to one borrower was $113.3 million for unsecured loans and an additional $75.5 million for secured and unsecured loans combined.

The Bank seeks to mitigate the risks inherent in its loan portfolio by adhering to strict underwriting practices. The review of each loan application includes analysis of the applicant’s business, experience, prior credit history, income level, cash flows, financial condition, tax returns, cash flow projections, and the value of any collateral to secure the loan, based upon reports of independent appraisers and/or audits of accounts receivable or inventory pledged as security. In the case of real estate loans over a specified threshold, the review of collateral value includes an appraisal report prepared by an independent Bank-approved appraiser. All appraisal reports on commercial real property secured loans are reviewed by an appraisal review officer. The review generally covers an examination of the appraiser’s assumptions and methods, as well as compliance with the USPAP.

Allowance for Credit Losses, Allowance for Credit Losses Related to Off-Balance Sheet Items and Provision for Loan Losses

The Bank maintains an allowance for credit losses at an appropriate level considered by management to be adequate to cover the current expected credit losses associated with its loan portfolio under prevailing economic conditions. In addition, the Bank maintains an allowance for credit losses related to off-balance sheet items associated with unfunded commitments and letters of credit, which is included in other liabilities on the Consolidated Balance Sheets.

The Bank assesses its allowance for credit losses for adequacy on a quarterly basis and more frequently as needed. The DFPI and the FDIC may require the Bank to recognize additions to the allowance for credit losses through a provision for loan losses based upon their assessment of the information available to them at the time of their examinations.

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

Human Capital Resources

The success of our business is dependent on our dedicated employees, who not only strive to provide value to our customers but also provide invaluable support to the communities that we serve. We believe our ability to attract and retain employees is a key to our success.

(a) Employee Headcount

At December 31, 2020, the Bank employed 602 employees, nearly all of whom are full-time. None of the employees are represented by a union or covered by a collective bargaining agreement. The management of the Bank believes that its employee relations are good.

(b) Hiring, Promotion & Talent Development

We strive to make Hanmi an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers. We recruit the best people for the job regardless of gender, ethnicity or other protected traits and it is our policy to fully comply with all laws applicable to discrimination in the workplace. We are committed to developing our staff through continuing education opportunities, internally developed training programs, and educational reimbursement programs at accredited institutions that teach skills or knowledge relevant to our business, as well as for seminars, conferences, and other training events designed to support our employee’s job duties.

(c) Employee Benefits, Healthy & Safety

As part of our compensation philosophy, the Bank offers competitive salaries and employee benefits to attract and retain superior talent. In addition to healthy base wages, additional programs include annual bonus opportunities, company matched 401(k) Plan, healthcare and insurance benefits, flexible spending accounts, wellness incentives, long term disability, paid time off, and employee assistance programs. Employee retention helps us operate efficiently and offers continuity to our customers and the community. At December 30, 2020, 42% of our current staff had been with us for at least 5 years.

We recognize that the success of our business is fundamentally connected to the well-being of our employees. We provide benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs.

In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. This includes having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

Insurance

We maintain directors and officers, financial institution bond and commercial insurance at levels deemed adequate by management to protect Hanmi Financial from certain litigation and other losses.

Competition

The banking and financial services industry is highly competitive. The increasingly competitive environment faced by banks is primarily the result of changes in laws and regulation, changes in technology and product delivery systems, new competitors in the market, and the accelerating pace of consolidation among financial service providers. We compete for loans, deposits and customers with other commercial banks, savings institutions, securities and brokerage companies, mortgage companies, real estate investment trusts, insurance companies, finance companies, money market funds, credit unions, financial technology companies, and other non-bank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets, including foreign-ownership, and/or offer a broader range of financial products and services, such as more extensive and established branch networks and trust services, which the Bank does not provide.

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

Our business is also influenced by the monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the federal government, and the policies of regulatory agencies, particularly the FDIC and the DFPI. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits, and affect interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be predicted.

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

(c) Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking regulators. The current capital rules require banking organizations to maintain: (i) a minimum capital ratio of Common Equity Tier 1 to risk-weighted assets of 4.5 percent; (ii) a minimum capital ratio of Tier 1 capital to risk-weighted assets of 6.0 percent; (iii) a minimum capital ratio of total capital to risk-weighted assets of 8.0 percent; and (iv) a minimum leverage ratio of Tier 1 capital to adjusted average consolidated assets of 4.0 percent. In addition, the current capital rules require a capital conservation buffer of 2.5 percent above the minimum capital ratios. Banking organizations with capital ratios above the minimum capital ratio but below the capital conservation buffer will face limitation on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers.

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

At December 31, 2020, the Company and the Bank’s total risk-based capital ratios were 15.21 percent and 14.86 percent, respectively; Tier 1 risk-based capital ratios were 11.93 percent and 13.60 percent, respectively; Common Equity Tier 1 capital ratios were 11.52 percent and 13.60 percent, respectively, and the Company’s and Bank’s Tier 1 leverage capital ratios were 9.49 percent and 10.83 percent, respectively, all of which ratios exceeded the minimum percentage requirements for the Bank to be deemed “well-capitalized” and for the Company to meet and exceed all applicable capital ratio requirements for regulatory purposes. The Bank’s capital conservation buffer was 6.86 percent and 6.64 percent, and the Company’s capital conservation buffer was 5.93 percent and 5.78 percent as of December 31, 2020 and 2019, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources.” The federal banking regulators may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to restrictions on taking brokered deposits.

Bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of more stringent requirements to maintain higher levels of capital, or to maintain higher levels of liquid assets, could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses, and require the raising of additional capital.

Management believes that, as of December 31, 2020, the Company and the Bank met all applicable capital requirements to which it was subject.

(d) Final Volcker Rule

Under the Volcker Rule, and subject to certain exceptions, banking entities, including the Company and the Bank, are restricted in their ability to engage in activities that are considered short-term proprietary trading and their ability to invest in, and have relationships with, certain private investment funds, including hedge or private equity funds that are considered “covered funds.” The Company and the Bank held no investment positions at December 31, 2020 and 2019 that were subject to the Volcker Rule. Therefore, while the Volcker Rule, including its implementing regulations, requires us to conduct certain internal analysis and reporting, it did not require any material changes in our operations or business. Bank holding companies with less than $10 billion in consolidated assets are exempt if its total trading assets or liabilities do not exceed 5.0 percent of total consolidated assets.

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

•

Require the prior approval of senior executive officer or director changes and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination if an institution is in “troubled condition;”

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

A bank holding company is subject to supervision and examination by the Federal Reserve. Examinations are designed to inform the Federal Reserve of the financial condition and nature of the operations of the bank holding company and its subsidiaries and to monitor compliance with the BHCA and other laws affecting the operations of bank holding companies.  To determine whether potential weaknesses in the condition or operations of bank holding companies might pose a risk to the safety and soundness of their subsidiary banks, examinations focus on whether a bank holding company has adequate systems and internal controls in place to manage the risks inherent in its business, including credit risk, interest rate risk, market risk, liquidity risk, operational risk, legal risk and reputation risk. Bank holding companies may be subject to potential enforcement actions by the Federal Reserve for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the Federal Reserve. Enforcement actions may include the issuance of cease and desist orders, the imposition of civil money penalties, the requirement to meet and maintain specific capital levels for any capital measure, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against officers or directors and other institution-affiliated parties. The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Company and any of its subsidiaries are subject to examination by, and may be required to file reports with, the DFPI. The DFPI approvals may also be required for certain mergers and acquisitions.

(f) Bank Regulation

The Bank is a California state-chartered commercial bank whose deposits are insured by the FDIC. The FDIC is its primary federal bank regulator and the DFPI is the Bank’s primary state bank regulator. The Bank is subject to comprehensive supervision, regulation, examination and enforcement by the FDIC and the DFPI. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions.

Banks are also subject to restrictions on their ability to conduct transactions with affiliates and other related parties. The Federal Reserve Regulation O imposes limitations on loans or extensions of credit to “insiders”, including officers, directors, and principal shareholders. The Federal Reserve Act Section 23A and Regulation W impose quantitative limits, qualitative requirements, and collateral requirements on certain transactions with, or for the benefit of, its affiliates. Transactions covered generally include loans, extensions of credit, investments in securities issued by an affiliate, and acquisitions of assets from an affiliate. Section 23B of the Federal Reserve Act and Regulation W require that most types of transactions by a bank with, or for the benefit of, an affiliate be on terms and conditions at least as favorable to the bank as those prevailing for comparable transactions with unaffiliated parties. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) expanded definitions and restrictions on transactions with affiliates and insiders under Sections 23A and 23B, and also lending limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

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

(g) Enforcement Authority

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of appropriate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems and security, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DFPI or FDIC, as applicable, determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFPI and the FDIC have residual authority to:

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

(h) Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions, and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. As a general matter, the maximum deposit insurance amount is $250,000 per depositor, per FDIC-insured bank, per ownership category. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by FDIC modeling, based on regulatory capital and other financial ratios as well as supervisory factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound, or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DFPI.

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

To be considered well-capitalized under the prompt corrective action standards, the Bank is required to maintain a Common Equity Tier 1 ratio of 6.5 percent, a Tier 1 capital ratio of 8.0 percent (increased from 6.0 percent), a total capital ratio of 10.0 percent (unchanged), and a Tier 1 leverage ratio of 5.0 percent (unchanged). An institution that complies with the community bank leverage ratio, if elected by a qualifying institution, is considered to be “well capitalized.”

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

The Bank is a legal entity that is separate and distinct from its holding company. The Company is dependent on the performance of the Bank for funds which may be received as dividends from the Bank for use in the operation of the Company and for the ability of the Company to pay dividends to shareholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. The current capital rules may restrict dividends by the Bank if the additional capital conservation buffer is not achieved.

The power of the board of directors of the Bank to declare a cash dividend to the Company is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFPI, in an amount not exceeding the greatest of: (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year.

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

Dodd-Frank provided for the creation of the Consumer Protection Financial Bureau (the “CFPB”), which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to banks, and banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, continue to be examined for compliance by their primary federal banking agency.

(l) Federal Home Loan Bank System

The Bank is a member and holder of the capital stock of the Federal Home Loan Bank of San Francisco (“FHLBSF”). There are a total of twelve Federal Home Loan Banks (each, an “FHLB”) across the U.S. owned by their members who are more than 7,300 community financial institutions of all sizes and types. Each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of FHLBSF is currently required to own stock in an amount equal to the greater of: (i) a membership stock requirement of 1.0 percent of an institution’s “membership asset value” which is determined by multiplying the amount of the member’s membership assets by the applicable membership asset factors and is capped at $15.0 million; or (ii) an activity based stock requirement (2.7 percent of the member’s outstanding advances). At December 31, 2020, the Bank was in compliance with the FHLBSF’s stock ownership requirement, and our investment in FHLBSF capital stock was $16.4 million. The total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity as of December 31, 2020 were $1.73 billion and $1.44 billion, respectively.

(m) Impact of Monetary Policies

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or spread between the yield on its interest-earning assets and the rates paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies. The Federal Reserve implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in U.S. government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rate applicable to borrowings by banks from the Federal Reserve Banks. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits, and also affect interest rates charged on loans, and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

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

(p)  The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus (COVID-19) and stimulate the economy. The law had several provisions relevant to depository institutions, including:

•

Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes;

•	As previously noted, temporarily reducing the community bank leverage ratio alternative available to institutions of less than $10 billion of assets to 8%.
•

The ability of a borrower of a federally-backed mortgage loan experiencing financial hardship due to the COVID-19 pandemic, to request forbearance from paying their mortgage for up to 180 days, subject to extension for an additional 180-day period. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account.  Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, extended by federal mortgage-backing agencies to at least December 31, 2020.

•

The ability of a borrower of a multi-family federally-backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance for up to 30 days, which could be extended for up to two additional 30-day periods upon the request of the borrower.  Later extensions were made available, for a total of six months, for certain federally-backed multi-family mortgage loans.  During the time of the forbearance, the multi-family borrower could not evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent.  Additionally, a multi-family borrower that received a forbearance could not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provided the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

(q)  The Paycheck Protection Program

The CARES Act and the Paycheck Protection Program and Health Care Enhancement Act provided $659 billion to fund loans by depository institutions to eligible small businesses through the Small Business Administration’s (“SBA”) 7(a) loan guaranty program. The Consolidated Appropriations Bill, 2021 included an additional $284 billion in funds for the Paycheck Protection Program (“PPP”).  These loans are 100% federally guaranteed (principal and interest). An eligible business could apply under the PPP during the applicable covered period and receive a loan up to 2.5 times its average monthly “payroll costs” limited to a loan amount of $10.0 million.  The proceeds of the loan could be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses.  PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term (or five-year loan term for loans made after June 5, 2020); and (c) principal and interest payments deferred until the date on which the SBA remits the loan forgiveness amount to the borrower’s lender or, alternatively, notifies the lender no loan forgiveness is allowed.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be fully reduced by the loan forgiveness amount under the PPP so long as, during the applicable loan forgiveness covered period, employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.  The Federal Reserve Board established, though the federal reserve banks, a PPP lending facility to provide liquidity to institutions making PPP loans.  In addition, the federal bank regulatory agencies adopted certain changes to their regulations in recognition that an institution’s participation in the PPP may lead to rapid, but temporary, asset growth.  For example, institutions and holding companies of under $10 billion in total assets of December 31, 2019 may use asset data on that date to determine the applicability of various regulatory asset thresholds through year-end 2021.  The FDIC has also issued a final rule designed to mitigate the deposit insurance assessment effects of an institution’s participation in the PPP.

(r)  Board Diversity

On September 30, 2020, a law was passed in California requiring all public companies (defined as companies with outstanding shares listed on a major United States stock exchange) that are headquartered in California to have at least three female directors (assuming a board size of at least six directors) by the end of 2021.  Further, such legislation requires that by the end of 2021, California-headquartered public companies have at least one director on their boards who is from an underrepresented community, defined as “an individual who self identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, or Alaska Native, or who self identifies as gay, lesbian, bisexual, or transgender”. In addition to that initial 2021 requirement, the law mandates that the number of directors from underrepresented communities be increased by the end of calendar year 2022, depending on the size of the board, up to three members of the board, assuming the board size of at least nine directors.

In December 2020, Nasdaq filed a proposal with the Securities and Exchange Commission (the “SEC”) to adopt new listing rules that would require each company (1) to have at least one director who self-identifies as a female, and (2) to have at least one director who self-identifies as Black or African American, Hispanic or Latino, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander, two or more races or ethnicities, or as LGBTQ+, or (3) to explain why the company does not have at least two directors on its board who self-identify in the categories listed above.  The proposed rules also required Nasdaq-listed companies to provide statistical information in a proposed uniform format on the company’s board of directors related to a director’s self-identified gender, race, and self-identification as LGBTQ+.  Each Nasdaq-listed company would have one year from the date the SEC approves the Nasdaq rules to comply with requirement for statistical information regarding diversity. Nasdaq-listed companies would have two years from the date the SEC approves the Nasdaq rules have, or explain why it does not have, one diverse director and four years after the SEC approves the Nasdaq rules to have, or explain why it does not have, two diverse directors.

Item 1A.	Risk Factors

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Report and other documents we file with the SEC. The following risks and uncertainties described below are those that we have identified as material. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face. Additional risks and uncertainties not presently known to us, or that we may currently view as not material, may also adversely impact our financial condition, business operations and results of operations.

Risks Related to the COVID-19 Outbreak

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations. The economic impact of the COVID-19 outbreak has and is expected to continue to adversely affect our financial condition and results of operations. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have placed restrictions on businesses.  This resulted in a slow-down in economic activity, an increase in unemployment and extreme volatility in the stock market, and in particular, bank stocks, have significantly declined in value.  In response to the COVID-19 outbreak, the Federal Reserve reduced the benchmark Federal funds rate to a target range of 0 percent to 0.25 percent, and the yields on 10- and 30-year treasury notes have declined to historic lows.  Various state governments and federal agencies required lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.  Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

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

•	collateral for loans, especially real estate, may decline in value, which could cause credit loss expense to increase;
•	our allowance for credit losses may have to be increased if borrowers experience financial difficulties, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a further decrease of our quarterly cash dividend;
•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us;
•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs;
•	potential goodwill impairment charges could result if acquired assets and operations are adversely affected and remain at reduced levels;
•

due to legislation and government action limiting foreclosure of real property and reduced governmental capacity to effect business transactions and property transfers, we may have more difficulty taking possession of collateral supporting our loans, which may negatively impact our ability to minimize our losses, which could adversely impact our financial results; and

•

we face litigation, regulatory enforcement and reputation risk as a result of our participation in the Paycheck Participation Program (“PPP”) and the risk that the Small Business Administration may not fund some or all PPP loan guaranties.

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

Risks Related to our Lending Activities

Our concentrations of loans in certain industries could have adverse effects on credit quality. As of December 31, 2020, the Bank’s loan portfolio included loans to: (i) lessors of non-residential buildings of $1.45 billion, or 29.7 percent of total loans; (ii) borrowers in the hospitality industry of $915.3 million, or 18.8 percent of total loans; and (iii) borrowers in the retail industry of $303.7 million, or 6.2 percent of total loans. Because of these concentrations of loans in specific industries, a deterioration within these industries, especially those that have been particularly adversely impacted by the COVID outbreak, could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have material and adverse consequences on our financial condition and results of operations.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk. Most of our commercial business and commercial real estate loans are made to small or middle market businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which we operate negatively impact this customer sector, our results of operations and financial condition may be adversely affected. Moreover, a portion of these loans have been made by us in recent years, thus we do not have a significant payment history from which to judge future collectability. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets, especially a downturn in the Southern California real estate market. A downturn in the real estate markets could hurt our business because many of our loans are secured by real estate, predominantly in California. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and natural disasters and pandemic disease. If real estate values decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to suffer material losses on defaulted loans.

We are exposed to risk of environmental liabilities with respect to properties to which we take title. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury or investigation and clean-up costs incurred by these parties in connection with environmental contamination or the release of hazardous or toxic substances at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Risks Related to Local and International Economic Conditions

Deteriorating business and economic conditions can adversely affect our industry and business. Our financial performance generally, and the ability of borrowers to make payments on outstanding loans and the value of the collateral securing those loans, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. In addition, rising geopolitical risks nationally and abroad may adversely impact the economy and financial markets in the United States. These economic pressures may adversely affect our business, financial condition, results of operations, and stock price. In particular, we may face the following risks in connection with deterioration in economic conditions:

•	Problem assets and foreclosures may increase;
•	Demand for our products and services may decline;
•	Low cost or non-interest-bearing deposits may decrease;
•	The value of our securities portfolio may decrease; and
•	Collateral for loans made by us, especially real estate, may decline in value.

Our banking operations are concentrated primarily in California, Illinois and Texas. Adverse economic conditions in these states in particular could impair borrowers’ ability to repay their loans, decrease the level and duration of deposits by customers, and erode the value of loan collateral. Adverse economic conditions can potentially cause a decline in real estate sales and prices in many markets across the United States, the recurrence of an economic recession, and higher rates of unemployment. These conditions could increase the amount of our non-performing assets and have an adverse effect on our ability to collect on our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.

Our Southern California concentration means economic conditions in Southern California could adversely affect our operations. Though the Bank’s operations have expanded outside of our original Southern California focus, the majority of our loan and deposit concentration is still primarily in Los Angeles County and Orange County in Southern California. Because of this geographic concentration, our results depend largely upon economic conditions in these areas. A deterioration in the economic conditions or a significant natural or man-made disaster, pandemics or disease in these market areas, could have a material adverse effect on the quality of the Bank’s loan portfolio, the demand for our products and services, and on our overall financial condition and results of operations.

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

Management closely monitors our exposure to the South Korean economy and, to date, we have not experienced any significant loss attributable to our exposure to South Korea. Nevertheless, our efforts to minimize exposure to downturns in the South Korean economy may not be successful in the future, and a significant downturn in the South Korean economy could possibly have a material adverse effect on our financial condition and results of operations. If economic conditions in South Korea change, we could experience an outflow of deposits from our customers with connections to South Korea, which could have a material adverse effect on our financial condition and results of operations.

Risk Related to Laws and Regulation and Their Enforcement

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations. We are subject to extensive regulation, supervision and examination by our banking regulators.  Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Hanmi Bank rather than for the protection of our stockholders.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, comments on the classification of our assets, and determine the level of our allowance for credit losses.  These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the ways financial institutions conduct business, implement strategic initiatives, and prepare financial reporting and disclosures.  Changes in such regulation and oversight, whether in the form of regulatory policy, new regulations, legislation or supervisory action, may have a material impact on our operations. Further, compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

Additional requirements imposed by Dodd-Frank and other regulations, including additional requirements imposed by the CFPB, could adversely affect us. Dodd-Frank and related regulations subject us and other financial institutions to more restrictions, oversight, reporting obligations and costs. In addition, this increased regulation of the financial services industry restricts the ability of institutions within the industry to conduct business consistent with historical practices, including aspects such as compensation practices and interest rates for customers. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.

Dodd-Frank created the CFPB, which is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers.

Current and future legal and regulatory requirements, restrictions and regulations, including those imposed under Dodd-Frank, may adversely impact our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and accompanying rules. If we fail to comply with applicable consumer rules and regulations, we may be subject to adverse enforcement actions, fines or penalties.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and to obtain regulatory approvals to proceed with certain transactions, including conducting acquisitions or establishing new branches. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Future changes to the FDIC assessment rate could adversely affect our earnings. The amount of premiums that we are required to pay for FDIC insurance is generally beyond our control. If there are additional bank or financial institution failures, if our risk classification changes, or the method for calculating premiums change, this may impact assessment rates, which may have a material and adverse effect on our earnings.

Risks Related to Our Operations

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition. Liquidity is essential to our business. An inability to raise funds through deposits, including brokered deposits, borrowings, the sale of loans, and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Furthermore, if certain funding sources become unavailable, we may need to seek alternatives at higher costs, which would negatively impact our results of operations.

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

A failure in or breach of our operational or security systems or infrastructure, including as a result of cyber attacks or data breaches, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. As a financial institution, we depend on our ability to process, record and monitor a large number of customer transactions. As our customer base and locations have expanded throughout the U.S. and as customer, public, legislative and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns.

Our business, financial, accounting, data processing and other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; degradation or loss of public internet domain; climate change-related impacts and natural disasters such as earthquakes, tornados, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; building emergencies such as water leakage, fires and structural issues; and cyber attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

As a financial institution, we are susceptible to information security breaches and cybersecurity-related incidents that may be committed against us, our clients or our vendors, which may result in financial losses or increased costs to us, our clients or our vendors, disclosure or misuse of our information or our client or vendor information, misappropriation of assets, privacy breaches against our clients or our vendors, litigation or damage to our reputation. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us, our clients or our vendors, denial or degradation of service attacks, and malware or other cyber attacks. We also may become subject to governmental enforcement actions or litigation in the event we do not comply with data privacy requirements or experience a data breach.

Our business relies on our digital technologies, computer and email systems, software, and networks to conduct our operations. In addition, to access our products and services, our customers may use personal smart-phones, tablet PCs, and other mobile devices that are beyond our control systems. Although we believe we have strong information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of the Bank’s or our customers’ confidential, proprietary and other information, or otherwise disrupt the Bank’s or its customers’ or other third parties’ business operations.

Our risk and exposure to cyber attacks or other information security breaches remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to enhance our internet banking and mobile banking channel strategies and our expanded geographic footprint. There continues to be a rise in security breaches and cyber attacks within the financial services industry, especially in the commercial banking sector. Consistent with industry trends, we are exposed to an increase in attempted security breaches and cybersecurity-related. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

We may not be able to successfully implement future information technology system enhancements, which could adversely affect our business operations and profitability. We invest significant resources in information technology system enhancements to improve functionality and security. We may not be able to successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies.

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

Fraudulent activity could damage our reputation, disrupt our businesses, increase our costs and cause losses. We are susceptible to fraudulent activity that may be committed against us, our clients or our vendors, which may result in damage to our reputation, financial losses or increased costs to us or our clients or vendors, disclosure or misuse of our information or our client or vendor information, misappropriation of assets, privacy breaches against our clients or vendors, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud (counterfeit, forgery, etc.), electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. The occurrence of fraudulent activity could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Accounting Matters

Our allowance for credit losses may not be adequate to cover actual losses. Current U.S. generally accepted accounting principles (“GAAP”) requires credit loss recognition using a methodology that estimates current expected credit losses for the life of the loan and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates.

A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for credit losses to provide for losses resulting from loan defaults and non-performance. The allowance is also increased for new loan growth. We make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans.  In determining the adequacy of the allowance for credit losses, we rely on our experience and our evaluation of economic conditions.  If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, and adjustments may be necessary to address different economic conditions or adverse developments in the loan portfolio.  Consequently, a problem with one or more loans could require us to significantly increase our provision for loan losses.  In addition, the DFPI and the FDIC review our allowance for credit losses and as a result of such reviews, they may require us to adjust our allowance for credit losses or recognize loan charge-offs.  Material additions to the allowance would materially decrease our net income.

Changes in accounting standards may affect how we record and report our financial condition and results of operations. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”) and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. Further, changes in accounting standards can be both difficult to predict and may involve judgment and discretion in their interpretation by us and our independent accounting firm.  These changes could materially impact, potentially retroactively, how we report our financial condition and results of operations.

Risks Related to Market Interest Rates

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

Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations.  While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, changes in interest rates can still have a material adverse effect on our financial condition and results of operations.  Changes in interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which affects our earnings.  Also, our interest rate risk modeling techniques and assumptions cannot fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

Risks Related to Competitive Matters

Competition may adversely affect our performance. The banking and financial services businesses in our market areas are highly competitive. We face competition in attracting deposits, making loans, and attracting and retaining employees, particularly in the Korean-American community. Price competition for loans and deposits sometimes requires us to charge lower interest rates on our loans and pay higher interest rates on our deposits, which may reduce our net interest income.  Many of our competitors have substantially greater resources and lending limits than we have and may offer services that we do not provide. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, new competitors in the market, and the pace of consolidation among financial services providers. Our results in the future may be materially and adversely impacted depending upon the nature and level of competition.

Risks Related to Tax Matters

If our deferred tax assets are determined not to be recoverable, it would negatively impact our earnings. Deferred tax assets are evaluated on a quarterly basis to determine if they are expected to be recoverable in the future. Our evaluation considers positive and negative evidence to assess whether it is more likely than not that a portion of the asset will not be realized. Future negative operating performance or other negative evidence may result in a valuation allowance being recorded against some or the entire amount.

Changes to tax regulations could negatively impact our earnings. Our future earnings could be negatively impacted by changes in tax legislation including changing tax rates and tax base such as limiting, phasing-out or eliminating deductions or tax credits, taxing certain excess income from intellectual property and changing other tax laws in the U.S.

Other Risks Related to Our Business

Uncertainty surrounding the future of LIBOR (London Interbank Offer Rate) may affect the fair value and return on our financial instruments that use LIBOR as a reference rate. We hold assets, liabilities, and derivatives that are indexed to the various tenors of LIBOR. LIBOR will not be supported in its current form after the end of 2021. We believe the U.S. financial sector will maintain an orderly and smooth transition to new interest rate benchmarks, which we will evaluate and adopt if appropriate. While in the U.S., the Alternative Rates Reference Committee of the Board of Governors of the Federal Reserve System (the “FRB”) and Federal Reserve Bank of New York have identified the Secured Overnight Financing Rate (“SOFR”) as an alternative U.S. dollar reference interest rate, it is too early to predict the financial impact this rate index replacement may have, if at all.

We are exposed to the risks of natural disasters and global market disruptions. A significant portion of our operations is concentrated in Southern California. California is in an earthquake-prone region. A major earthquake may result in material loss to us. A significant percentage of our loans are and will be secured by real estate. Many of our borrowers may suffer uninsured property damage, experience interruption of their businesses or lose their jobs after an earthquake. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value. We are vulnerable to losses if an earthquake, fire, flood or other natural catastrophe occurs in Southern California.

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

Risks Relating to Ownership of Our Common Stock

The Bank could be restricted from paying dividends to us, its sole shareholder, and, thus, we would be restricted from paying dividends to our stockholders in the future. The primary source of our income from which we pay our obligations and distribute dividends to our stockholders is from the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. As of January 1, 2021, the Bank had the ability to pay $17.8 million of dividends without the prior approval of the Commissioner of DFPI.

The price of our common stock may be volatile or may decline. The trading price of our common stock may fluctuate significantly due to a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated fluctuations in our operating results and financial condition;
•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;
•	failure to meet analysts’ revenue or earnings estimates;
•	speculation in the press or investment community;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	general market conditions and, in particular, developments related to market conditions for the financial services industry;
•	proposed or adopted legislative or regulatory or accounting changes or developments;
•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or
•	domestic and international economic factors unrelated to our performance.

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

Your share ownership may be diluted by the issuance of additional shares of our common stock in the future. Your share ownership may be diluted by the issuance of additional shares of our common stock in the future. We may decide to raise additional funds for many reasons, including in response to regulatory or other requirements to meet our liquidity and capital needs, to finance our operations and business strategy or for other reasons. If we raise funds by issuing equity securities or instruments that are convertible into equity securities, the percentage ownership of our existing stockholders will be reduced, the new equity securities may have rights, preferences and privileges superior to those of our common stock.

Anti-takeover provisions and state and federal law may limit the ability of another party to acquire us, which could cause our stock price to decline. Various provisions of our Amended and Restated Certificate of Incorporation and By-laws could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our stockholders. These provisions provide for, among other things, supermajority approval for certain actions, limitation on large stockholders taking certain actions and authorization to issue “blank check” preferred stock by action of the Board of Directors without stockholder approval. In addition, the BHCA, and the Change in Bank Control Act of 1978, as amended, together with applicable federal regulations, require that, depending on the particular circumstances, either Federal Reserve approval must be obtained or notice must be furnished to Federal Reserve and not disapproved prior to any person or entity acquiring “control” of a state nonmember bank, such as the Bank. Additional prior approvals from other federal or state bank regulators may also be necessary depending upon the particular circumstances. These provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Hanmi Financial’s principal office is located at 900 Wilshire Boulevard, Suite 1250, Los Angeles, California. As of December 31, 2020, we had 44 properties consisting of 35 branch offices and 9 loan production offices. We own 11 locations and the remaining properties are leased.

As of December 31, 2020, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization, was $26.4 million. Our lease expense was $8.5 million for the year ended December 31, 2020. We consider our present facilities to be sufficient for our current operations.

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

Market Information

Hanmi Financial’s common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “HAFC.” As of February 22, 2021 there were approximately 721 record holders of our common stock.

Performance Graph

The following graph shows a comparison of cumulative total stockholder return on Hanmi Financial’s common stock with the cumulative total returns for: (i) the Nasdaq Composite Index; (ii) the Standard and Poor’s 500 Financials Index (“S&P 500 Financials”); (iii) the SNL U.S. Bank $1B-$5B Index and the SNL U.S. Bank $5B-$10B Index, which were compiled by S&P Global, New York, New York. Beginning in the year ended December 31, 2017, the Company’s assets exceeded $5 billion. Accordingly, both the SNL Bank $1B-$5B index and the SNL Bank $5B-$10B index are shown in the chart below. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance. The performance graph shall not be deemed incorporated by reference to any general statement incorporating by reference to this Annual Report on Form 10-K into any filing under the Securities Act, or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under either the Securities Act or the Exchange Act.

Total Return Performance
Index Value
$300
$250
$200
$150
$100
$50
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Hanmi Financial Corporation
NASDAQ Composite
S&P 500 Financials
SNL Bank $1B-$5B
SNL Bank $5B-$10B

	December 31,
	2016	2017	2018	2019	2020
Hanmi Financial Corporation	$100.00	$86.96	$56.45	$57.31	$32.49
NASDAQ Composite	$100.00	$128.24	$123.26	$166.68	$239.42
S&P 500 Financials	$100.00	$120.03	$102.42	$132.30	$126.88
SNL Bank $1B-$5B	$100.00	$105.12	$90.76	$108.17	$89.41
SNL Bank $5B-$10B	$100.00	$98.00	$87.21	$105.72	$93.47

Source: S&P Global, New York, NY

Recent Unregistered Sales of Equity Securities

There were no unregistered sales of Hanmi Financial’s equity securities during the year ended December 31, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During 2020, the Company acquired 31,788 shares from employees in connection with the satisfaction of income tax withholding obligations incurred through vesting of Company stock awards. Such shares are not purchased as a part of the Company’s repurchase program.

In addition, the following table presents stock purchases made in respect of the stock repurchase program announced on January 24, 2019 that authorized the buy-back of up to 5.0 percent, or 1,500,000 of our shares outstanding. Shortly following the federal proclamation declaring a national emergency concerning the COVID-19 outbreak, Hanmi suspended its share repurchase program. The table below provides information on purchases made during the twelve months ended December 31, 2020:

Purchase Date:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
January 1, 2020 - March 31, 2020	$16.22	135,400	989,600
April 1, 2020 - June 30, 2020	$—	—	—
July 1, 2020 - September 30, 2020	$—	—	—
October 1, 2020 - December 31, 2020	$—	—	—
Total	$16.22	135,400	989,600

Item 6.	[RESERVED]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2020, 2019 and 2018. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes related thereto presented elsewhere in this Report. See also “Cautionary Note Regarding Forward-Looking Statements.”

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

Allowance for credit losses and Allowance for credit losses related to off-balance sheet items

Our allowance for credit losses methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for credit losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experiences on loan pools segmented by type, and considers risk rating, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Qualitative factors include the general economic environment in our markets, delinquency and charge-off trends, and the change in nonperforming loans. Concentration of credit, change of lending management and staff, quality of the loan review system, and changes in interest rates are other qualitative factors that are considered in our methodologies. See “— Allowance for Credit Losses”, “Financial Condition — Allowance for credit losses and Allowance for credit losses related to off-balance sheet items”, “Results of Operations — Provision for Credit Losses” and “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” for additional information on methodologies used to determine the allowance for credit losses and the allowance for credit losses related to off-balance sheet items.

Executive Overview

For the years ended December 31, 2020, 2019 and 2018, net income was $42.2 million, $32.8 million and $57.9 million, respectively. The increase of $9.4 million, or 28.7 percent, in net income for the year ended December 31, 2020 as compared with the year ended December 31, 2019, was primarily due to lower interest expense on customer deposits of $29.1 million and higher noninterest income of $15.6 million primarily from higher gains on sale of securities. These increases were partially offset by lower interest income on loans receivable of $17.6 million and higher credit loss provisions of $15.3 million for loans receivable, off-balance sheet items and accrued interest receivable.

The decrease of $25.1 million, or 43.3 percent, in net income for the year ended December 31, 2019 as compared with the year ended December 31, 2018, was primarily due to a $26.2 million increase in the provision for loan losses relating to a troubled loan relationship and impaired leases receivable.

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses, which replaced the incurred loss methodology for estimating credit losses with a forward-looking current expected credit losses (“CECL”) methodology. The adoption resulted in a $17.4 million increase to the beginning balance of the allowance for credit losses, a $335,000 decrease to the beginning balance of the allowance for off-balance sheet-items and an after-tax charge of $12.2 million to the beginning balance of retained earnings.

For the years ended December 31, 2020, 2019 and 2018, our earnings per diluted share were $1.38, $1.06 and $1.79, respectively.

Additional significant financial highlights include:

•

Cash and due from banks increased $270.2 million to $391.8 million as of December 31, 2020 from $121.7 million at December 31, 2019, primarily from higher volume of non-interest bearing deposits. The increase in deposits reflects depositors placing proceeds from PPP loans and proceeds from other government assistance programs with the Bank, as well as an increase from our marketing efforts and depositors seeking safety for their funds.

•

Loans receivable increased by $270.0 million, or 5.9 percent, to $4.88 billion as of December 31, 2020, compared with $4.61 billion as of December 31, 2019. The increase includes Hanmi’s participation in the PPP where we originated $301.8 million of PPP loans in 2020.

•

Deposits were $5.28 billion at December 31, 2020 compared with $4.70 billion at December 31, 2019 as noninterest-bearing deposits increased $507.1 million and interest-bearing deposits increased by $68.9 million.

•	Cash dividends of $0.52 per share of common stock were declared for the year ended December 31, 2020 compared with $0.96 per share of common stock for the years ended December 31, 2019 and 2018.

Results of Operations

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets, and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on loans are affected principally by changes to market interest rates, the demand for such loans, the supply of money available for lending purposes, and other competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve.

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

	For the Year Ended
	December 31, 2020			December 31, 2019			December 31, 2018
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$4,684,512	$211,836	4.52%	$4,507,975	$229,402	5.09%	$4,456,202	$219,590	4.93%
Securities (2)	663,700	10,537	1.59%	618,610	14,806	2.39%	587,916	13,528	2.30%
FHLB stock	16,385	902	5.51%	16,385	1,147	7.00%	16,385	1,413	8.62%
Interest-bearing deposits in other banks	306,668	592	0.19%	73,906	1,562	2.11%	31,478	577	1.83%
Total interest-earning assets	5,671,265	223,867	3.95%	5,216,876	246,917	4.73%	5,091,981	235,108	4.62%

Noninterest-earning assets:
Cash and due from banks	72,557			103,475			122,925
Allowance for credit losses	(75,250)			(41,933)			(31,880)
Other assets	228,131			197,517			174,939
Total assets	$5,896,703			$5,475,935			$5,357,965

Liabilities and stockholders' equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$94,167	$70	0.07%	$83,613	$116	0.14%	$91,495	$106	0.12%
Money market and savings	1,758,300	11,016	0.63%	1,566,403	23,556	1.50%	1,444,674	16,182	1.12%
Time deposits	1,412,951	22,908	1.62%	1,752,642	39,433	2.25%	1,609,403	26,792	1.66%
Total interest-bearing deposits	3,265,418	33,994	1.04%	3,402,658	63,105	1.85%	3,145,572	43,080	1.37%
Borrowings	196,397	2,367	1.21%	40,374	763	1.89%	174,452	3,379	1.94%
Subordinated debentures	118,663	6,607	5.57%	118,079	7,032	5.96%	117,524	6,925	5.88%
Total interest-bearing liabilities	3,580,478	42,968	1.20%	3,561,111	70,900	1.99%	3,437,548	53,384	1.55%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,680,882			1,288,301			1,315,473
Other liabilities	77,478			61,209			30,180
Stockholders' equity	557,865			565,314			574,764
Total liabilities and stockholders' equity	$5,896,703			$5,475,935			$5,357,965

Net interest income (taxable equivalent basis)		$180,899			$176,017			$181,724

Cost of deposits (3)			0.69%			1.35%			0.97%
Net interest spread (taxable equivalent basis) (4)			2.75%			2.74%			3.07%
Net interest margin (taxable equivalent basis)(5)			3.19%			3.37%			3.57%

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.
(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended December 31,
	2020 vs 2019			2019 vs 2018
	Increases (Decreases) Due to Change In			Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$8,724	$(26,290)	$(17,566)	$2,573	$7,239	$9,812
Securities (2)	1,014	(5,283)	(4,269)	722	556	1,278
FHLB stock	—	(245)	(245)	—	(266)	(266)
Interest-bearing deposits in other banks	1,450	(2,420)	(970)	885	100	985
Total interest and dividend income (taxable equivalent) (2)	$11,188	$(34,238)	$(23,050)	$4,180	$7,629	$11,809

Interest expense:
Demand: interest-bearing	$13	$(59)	$(46)	$—	$10	$10
Money market and savings	2,594	(15,134)	(12,540)	1,457	5,917	7,374
Time	(6,768)	(9,757)	(16,525)	2,554	10,087	12,641
Borrowings	1,972	(368)	1,604	(2,536)	(80)	(2,616)
Subordinated debentures	35	(460)	(425)	27	80	107
Total interest expense	$(2,154)	$(25,778)	$(27,932)	$1,502	$16,014	$17,516
Change in net interest income (taxable equivalent) (2)	$13,342	$(8,460)	$4,882	$2,678	$(8,385)	$(5,707)

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully equivalent basis using the current statutory federal tax rate.

2020 Compared to 2019

Interest income, on a taxable equivalent basis, decreased $23.1 million, or 9.3 percent, to $223.9 million for the year ended December 31, 2020 from $246.9 million for the year ended December 31, 2019. Interest expense decreased $27.9 million or 39.4 percent, to $43.0 million in 2020 from $70.9 million in 2019. Net interest income, on a taxable equivalent basis, was $180.9 million and $176.0 million in 2020 and 2019, respectively. The increase in net interest income was primarily due to the decrease in interest expense on interest-bearing liabilities, partially offset by the decrease in interest income on interest-earning assets. Average loans were 82.6 percent of average interest earning assets for 2020, down from 86.4 percent for 2019. The net interest spread and net interest margin, on a taxable equivalent basis, for the year ended December 31, 2020 were 2.75 percent and 3.19 percent, respectively, compared with 2.74 percent and 3.37 percent, respectively, for 2019.

The average balance of loans increased $176.5 million, or 3.9 percent, to $4.68 billion in 2020 from $4.51 billion in 2019. The average balance of securities increased $45.1 million, or 7.3 percent, to $663.7 million in 2020 from $618.6 million in 2019. The average balance of interest earning assets increased $454.4 million, or 8.7 percent, to $5.67 billion for the year ended December 31, 2020 from $5.22 billion for 2019. The increase in the average balance of loans was due mainly to new loan production driven by PPP loans. The average balance of interest-bearing liabilities increased $19.4 million, or 0.5 percent, to $3.58 billion in 2020 compared to $3.56 billion in 2019. The increase in average interest-bearing liabilities resulted primarily from higher money market and savings and borrowings balances, offset by a decrease in time deposits.

The average yield on loans decreased to 4.52 percent for the year ended December 31, 2020 from 5.09 percent in 2019, primarily due to a decrease in market interest rates commencing in the first quarter of 2020 and the origination of $301.8 million of PPP loans at a rate of one percent during the second quarter of 2020, offset by the change in composition of the loan portfolio with a greater concentration of commercial and industrial loans receivable. The average yield on securities, on a taxable equivalent basis, decreased to 1.59 percent in 2020 from 2.39 percent in 2019, attributable primarily to the sale of securities during the second quarter of 2020 to take advantage of unrealized gains, the proceeds of which were reinvested into lower-yielding securities. The average yield on interest-earning assets, on a taxable equivalent basis, decreased 78 basis points to 3.95 percent in 2020 from 4.73 percent in 2019, due mainly to the decrease in the yields on the loan portfolio due to a decrease in market interest rates and the origination of $301.8 million of PPP loans at a rate of one percent. The average cost of interest-bearing liabilities decreased by 79 basis points to 1.20 percent in 2020 from 1.99 percent in 2019. The decrease was due to lower market interest rates and a shift away from time deposits to noninterest bearing demand deposits in the composition of the deposit accounts.

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

The average balance of loans increased $51.8 million, or 1.2 percent, to $4.51 billion in 2019 from $4.46 billion in 2018. The average balance of securities increased $30.7 million, or 5.2 percent, to $618.6 million in 2019 from $587.9 million in 2018. The average balance of interest earning assets increased $124.9 million, or 2.5 percent, to $5.22 billion for the year ended December 31, 2019 from $5.09 billion for 2018. The increase in the average balance of loans was due mainly to new loan production. The average balance of interest-bearing liabilities increased $123.6 million, or 3.6 percent, to $3.56 billion in 2019 compared to $3.44 billion in 2018. The increase in the average balance of interest-bearing liabilities resulted primarily from an increase in time deposits, money market and savings, offset mainly by a decrease in borrowings.

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

Credit Loss Expense

As a result of credit risks inherent in our lending business, we recognize an allowance for credit losses through charges to credit loss expense. These charges pertain not only to our outstanding loan portfolio, but also to off-balance sheet items, such as letters of credit and commitments to extend credit, and the allowance for uncollectible accrued interest receivable for loans modified under the CARES Act. Credit loss expense for our outstanding loan portfolio are recorded to the allowance for credit losses. The allowance for off-balance sheet items is included in accrued expenses and other liabilities and the allowance for uncollectible accrued interest receivable is included in accrued interest receivable.

2020 Compared to 2019

Credit loss expense for the full year 2020 was $45.5 million compared with $30.2 million for 2019. Credit loss expense for 2020 reflected the new accounting standard for determining the allowance for credit losses and included a $42.5 million provision for loan losses which primarily reflected the change to life of loan current expected credit losses, and the impact of the pandemic. Additionally, a $730,000 provision for off-balance sheet items and a $2.3 million provision for losses on accrued interest receivable for loans currently or previously modified under the CARES Act, was recorded as credit loss expense during 2020. For the year ended December 31, 2019, under the former accounting standard for determining the allowance for loan losses, the provision for loan losses was $30.2 million, which primarily reflected specific allowance allocations related to a troubled loan relationship. The 2019 provision for off-balance sheet items, included in other operating expenses, was $1.0 million.

2019 Compared to 2018

A loan loss provision of $30.2 million was recorded for the year ended December 31, 2019, compared with a loan loss provision of $4.0 million for the year ended December 31, 2018. The increased provision primarily related to an increase in specific allowance allocations of $21.8 million in 2019 related to a $39.7 million troubled loan relationship, which was placed on non-accrual status in 2019 and was deemed impaired. The charge to other noninterest expense for losses on off-balance sheet items was $958,000 in 2019 compared to $143,000 for the same period in 2018.

Noninterest Income

The following table sets forth the various components of noninterest income for the years indicated:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Service charges on deposit accounts	$8,485	$9,951	$10,000
Trade finance and other service charges and fees	4,033	4,786	4,616
Servicing income	2,481	1,798	2,385
Bank-owned life insurance income	1,113	1,121	1,107
All other operating income	4,625	2,114	1,799
Service charges, fees and other	20,737	19,770	19,907
Gain on sale of SBA loans	5,247	5,252	4,954
Net gain (loss) on sales of securities	15,712	1,295	(341)
Gain on sale of bank premises	408	1,235	—
Legal settlement	1,000	—	—
Total noninterest income	$43,104	$27,552	$24,520

2020 Compared to 2019

For the year ended December 31, 2020 noninterest income was $43.1 million, an increase of $15.6 million, or 56.4 percent, compared with $27.6 million in 2019. The increase was primarily attributable to a net gain of $15.7 million in the sale of securities for the year ended December 31, 2020 compared with $1.3 million in 2019 and a $1.0 million legal settlement from a failed bank acquisition, partially offset by lower service charges on deposit accounts of $1.5 million and lower gains of $827,000 in the sale of bank premises.

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

Noninterest Expense

The following table sets forth various components of noninterest expense for the years indicated:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Salaries and employee benefits	$66,988	$67,900	$69,435
Occupancy and equipment	18,283	17,064	15,944
Data processing	11,222	8,755	6,870
Professional fees	6,771	9,060	6,178
Supplies and communications	3,096	2,936	3,003
Advertising and promotion	2,671	3,797	4,041
Merger and integration costs	—	—	846
All other operating expenses (1)	10,268	14,221	11,749
Subtotal	119,299	123,732	118,066
Other real estate owned expense (income)	5	439	(493)
Repossessed personal property income	(452)	—	—
Impairment loss on bank premises	201	1,734	—
Total noninterest expense	$119,053	$125,906	$117,573

(1)

Provision (income) expense for losses on off-balance sheet items is now included in credit loss expense; the provision for losses on off-balance sheet items was $730,000 for the twelve months ended December 31, 2020. Provision (income) expense for losses on off-balance sheet items, recorded in other operating expense, was $1.0 million and $143,000 for 2019 and 2018, respectively.

2020 Compared to 2019

For the year ended December 31, 2020, noninterest expense was $119.1 million, a decrease of $6.9 million, or 5.4 percent, compared with $125.9 million in 2019. The decrease was due primarily to the capitalization of $3.1 million in cost for PPP originations, a $1.6 million decrease in repossessed personal property expense and a $1.5 million decrease in impairments on bank premises.

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

Income Tax Expense

For the years ended December 31, 2020, 2019 and 2018, income tax expense was $17.3 million, $14.6 million and $26.1 million, respectively. The effective tax rate for the years ended December 31, 2020, 2019 and 2018 was 29.1 percent, 30.8 percent and 31.1 percent, respectively. The lower effective tax rate in 2020 compared to 2019 and 2018 was due mainly to lower federal and low-income housing tax credits, as well as a reduction in the valuation allowance for net operating loss carryforwards.

Income taxes are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 11 — Income Taxes” presented elsewhere herein.

Financial Condition

Securities Portfolio

As of December 31, 2020, our securities portfolio was primarily composed of mortgage-backed securities, collateralized mortgage obligations and debt securities issued by U.S. government agencies and sponsored agencies. Most of the securities carried fixed interest rates. Other than holdings of U.S. government and agency securities, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of December 31, 2020, 2019 or 2018.

As of December 31, 2020, securities available for sale increased $119.3 million, or 18.8 percent, to $753.8 million from $634.5 million as of December 31, 2019. The increase was mainly due to purchases of mortgage-backed securities and U.S. Government Agency securities.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their cost-weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, as of December 31, 2020:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$9,997	2.67%	$—	0.00%	$—	0.00%	$—	0.00%	$9,997	2.67%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	1,691	1.04%	3,176	1.38%	—	0.00%	510,302	1.13%	515,169	1.13%
Collateralized mortgage obligations	—	0.00%	956	1.47%	1,285	1.12%	131,391	0.61%	133,632	0.62%
Debt securities	—	0.00%	80,660	0.53%	10,000	0.85%	—	—	90,660	0.57%
Total U.S. government agency and sponsored agency obligations	1,691	1.04%	84,792	0.58%	11,285	0.88%	641,693	1.02%	739,461	0.97%
Total securities available for sale	$11,688	2.44%	$84,792	0.58%	$11,285	0.88%	$641,693	1.02%	$749,458	0.99%

Loan Portfolio

As of December 31, 2020, 2019 and 2018, loans receivable (excluding loans held for sale), net of deferred loan costs, discounts and allowance for credit losses, were $4.79 billion, $4.55 billion and $4.57 billion, respectively, representing an increase of $241.0 million or 5.3 percent in 2020 and a decrease of $19.8 million, or 0.4 percent in 2019. The $241.0 million increase in loans in 2020 was attributable to higher new loan production (primarily PPP loans), partially offset by higher allowance for credit losses from the impacts of CECL implementation and the COVID-19 pandemic.

During the year ended December 31, 2020, total loan disbursements consisted of $525.5 million in commercial real estate loans, $133.2 million in leases receivable, $229.4 million in commercial and industrial loans, $410.5 million in SBA loans and $28.5 million in residential/consumer loans, offset by $1.05 billion in pay-offs and other net reductions.

The table below shows the maturity distribution of outstanding loans as of December 31, 2020. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$164,032	$560,174	$100,400	$—	$824,606
Hospitality	223,879	596,259	39,815	—	859,953
Other	255,730	923,697	312,434	118,516	1,610,377
Total commercial property loans	643,641	2,080,130	452,649	118,516	3,294,936
Construction	58,138	744	—	—	58,882
Residential/consumer loans	3,810	1,539	6,447	334,035	345,831
Total real estate loans	705,589	2,082,413	459,096	452,551	3,699,649
Commercial and industrial loans	168,654	510,260	78,341	—	757,255
Leases receivable	18,038	381,189	24,037	—	423,264
Loans receivable	$892,281	$2,973,862	$561,474	$452,551	$4,880,168
Loans with predetermined interest rates	$508,478	$1,885,195	$137,276	$43,664	$2,574,613
Loans with variable interest rates	383,803	1,088,667	424,198	408,887	2,305,555

As of December 31, 2020, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of loans receivable:

	Balance as of December 31, 2020	Percentage of Loans Receivable Outstanding
	(in thousands)
Lessor of nonresidential buildings	$1,448,067	29.7%
Hospitality	$915,294	18.8%

Loan Quality Indicators

Delinquent loans (defined as 30 to 89 days past due and still accruing) were $9.5 million, $10.3 million and $10.7 million as of December 31, 2020, 2019 and 2018, respectively, representing a decrease of $777,000 or 7.6 percent, in 2020 and a decrease of $427,000 or 4.0 percent, in 2019.

Special mention loans increased by $50.3 million, or 189.0 percent to $77.0 million at December 31, 2020 compared with $26.6 million as of December 31, 2019.  Of such loans outstanding as of December 31, 2020, $49.1 million consisted of loans adversely affected by the pandemic.

Classified loans increased by $46.1 million, or 49.1 percent, to $140.2 million at December 31, 2020, from $94.0 million at December 31, 2019. Of such loans outstanding as of December 31, 2020, $54.0 million were adversely affected by the pandemic.

Nonperforming Assets

Nonperforming loans consist of loans on nonaccrual status and loans 90 days or more past due and still accruing interest. Nonperforming assets consist of nonperforming loans and OREO. Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan or lease is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan or lease on nonaccrual status earlier, depending upon the individual circumstances surrounding the delinquency of the loan or lease. When a loan or lease is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual loans may be restored to accrual status when principal and interest become current and full repayment is expected, which generally occurs after sustained payment of six months. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for nonaccrual. OREO consists of properties acquired by foreclosure or similar means or are vacant bank properties for which their usage for operations has ceased and management intends to offer for sale.

Except for nonperforming loans set forth below, management is not aware of any loans as of December 31, 2020 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as nonperforming at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.  As of December 31, 2020, the Company had loans receivable modified under the CARES Act of $155.6 million.  Approximately 13.6%, or $21.1 million, of modified loans and leases were under deferred payment arrangements, with the remainder making payments that were less than the contractually required amount. Of the modified loans receivable portfolio, 20.1% were special mention and 15.7% were classified. In addition, 4.6% were on nonaccrual status at December 31, 2020.

Nonaccrual loans were $83.0 million, $63.8 million and $15.5 million as of December 31, 2020, 2019 and 2018, respectively, representing an increase of $19.2 million, or 30.1 percent, in 2020 and an increase of $48.3 million, or 311.6 percent, in 2019. The increase in nonaccrual loans in 2020 was primarily due to the addition of $33.8 million for five hospitality loans and $12.4 million for two film tax credit loans, offset by a $25.3 million charge-off on a troubled relationship. At December 31, 2020, $33.0 million of nonaccrual loans and leases related to loans adversely affected by the COVID-19 pandemic. As of December 31, 2020 and 2019, all loans and leases 90 days or more past due were classified as nonaccrual.

All of the $83.0 million nonperforming loans as of December 31, 2020 were considered nonperforming and resulted in aggregate individually evaluated allowances of $14.0 million. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of December 31, 2020, OREO consisted of four properties with a combined carrying value of $2.4 million. As of December 31, 2019, there were two properties with a combined carrying value of $63,000 in OREO.

Individually Evaluated Loans

Prior to the adoption of ASU 2016-13, individually evaluated loans were measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan was collateral dependent, less estimated costs to sell. If the estimated value of the individually evaluated loan was less than the recorded investment in the loan, we charged-off the deficiency against the allowance for credit losses or we established a specific allowance in the allowance for credit losses. Additionally, we excluded from the quarterly migration analysis individually evaluated loans when determining the amount of the allowance for credit losses required for the period.

Individually evaluated loans were $91.0 million, $64.8 million and $25.1 million as of December 31, 2020, 2019 and 2018, respectively, representing an increase of $26.2 million, or 40.4 percent, in 2020, and an increase of $39.6 million, or 157.8 percent, in 2019. Specific allowance allocations associated with individually evaluated loans decreased $11.8 million to $14.0 million as of December 31, 2020, compared with $25.8 million as of December 31, 2019.

For the year ended December 31, 2020, we restructured monthly payments for five loans, with a net carrying value of $4.5 million at the time of modification, which we subsequently classified as TDRs. For the year ended December 31, 2019, we restructured monthly payments for eight loans, with a net carrying value of $54.1 million at the time of modification, which we subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less.

As of December 31, 2020 and 2019, TDRs on accrual status were $7.9 million and $830,000, respectively, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $5,000 and $29,000 allowance relating to these loans, respectively, was included in the allowance for credit losses. As of December 31, 2020 and 2019, restructured loans on nonaccrual status were $17.1 million and $55.5 million, respectively, and a $12,000 and $22.7 million allowance relating to these loans, respectively, was included in the allowance for credit losses.

As of December 31, 2018, TDRs on accrual status were $6.0 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $57,000 allowance relating to these loans was included in the allowance for credit losses. As of December 31, 2018, restructured loans on nonaccrual status were $4.3 million and a $256,000 allowance relating to these loans, was included in the allowance for credit losses.

Allowance for credit losses, Allowance for credit losses related to off-balance sheet items, and Allowance for accrued interest receivable

The Company’s estimate of the allowance for credit losses at December 31, 2020 reflects losses expected over the remaining contractual life of the assets based on historical, current, and forward-looking information. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

Management selected three loss methodologies for the collective allowance estimation. At December 31, 2020, the Company used the discounted cash flow (“DCF”) method to estimate allowances for credit losses for the commercial and industrial loan portfolio, the PD/LGD method for the commercial property, construction and residential property portfolios, and the Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses for equipment financing agreements or the equipment lease receivables portfolio. Loans that do not share similar risk characteristics are individually evaluated for allowances.

For all loan pools utilizing the DCF method, the Company determined that four quarters represented a reasonable and supportable forecast period and reverted to a historical loss rate over twelve quarters on a straight-line basis. For each of these loan segments, the Company applied an annualized historical Probability of Default/Loss Given Default (“PD/LGD”) using all available historical periods. Since reasonable and supportable forecasts of economic conditions are imbedded directly into the DCF model, qualitative adjustments are reduced but considered.

For loan pools utilizing the PD/LGD method, the Company used historical periods that included an economic downturn to derive historical losses for better alignment in the estimation of expected losses under the PD/LGD method. The Company relied on Frye-Jacobs modeled LGD rates for loan segments with no historical losses.  In addition, for those loans granted a loan modification due to COVID-19, the Company used the annualized PD/LGD as of March 31, 2020 to reflect the moratorium on TDRs under Section 4013 of the CARES Act. The PD/LGD method incorporates a forecast into loss estimates using a qualitative adjustment.

The Company used the Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses for equipment financing agreements or the equipment lease receivables portfolio. The Company applied an expected loss ratio based on internal historical losses adjusted as appropriate for qualitative factors.

As of and for the quarter ended December 31, 2020, the Company relied on the economic projections from Moody’s Analytics Economic Scenarios and Forecasts to inform its loss driver forecasts over the four-quarter forecast period whereas it had previously relied on Federal Reserve Economic Database economic data. For all loan pools, the Company utilizes and forecasts the national unemployment rate as the primary loss driver.

To adjust the historical and forecast periods to current conditions, the Company applies various qualitative factors derived from market, industry or business specific data, changes in the underlying portfolio composition, trends relating to credit quality, delinquency, nonperforming and adversely rated leases, and reasonable and supportable forecasts of economic conditions.

The allowance for credit losses was $90.4 million at December 31, 2020 compared with $61.4 million at December 31, 2019.  The allowance attributed to loans individually evaluated was $14.0 million at December 31, 2020 compared with $25.8 million at December 31, 2019, the decline primarily reflecting the $25.2 million charge-off of the previously identified troubled loan relationship during the first quarter of 2020. The allowance attributed to loans collectively evaluated was $76.4 million at December 31, 2020 compared with $35.6 million at December 31, 2019.  The increase principally reflects the adoption of ASU 2016-13 as well as the change from January 1, 2020 to December 31, 2020 in the macroeconomic assumptions including a higher portion of the allowance attributable to loans collectively evaluated for impairment and also higher projected average unemployment rate for the subsequent four quarters.  The Company recognizes the inherent uncertainties in the estimate of the allowance for credit losses and the effect the COVID-19 pandemic may have on borrowers. The following table reflects our allocation of the allowance for credit losses by loan category as well as the loans receivable for each loan category to total loans, including related percentages:

	As of December 31,
	2020			2019
		Loans			Loans
	Allowance Amount	Balance	Percent	Allowance Amount	Balance	Percent
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$4,855	$824,606	16.9%	$4,911	$869,302	18.9%
Hospitality	28,801	859,953	17.6%	6,686	922,288	20.0%
Other	13,991	1,610,377	33.0%	8,060	1,358,432	29.5%
Total commercial property loans	47,647	3,294,936	67.5%	19,657	3,150,022	68.3%
Construction	2,876	58,882	1.2%	15,003	76,455	1.7%
Residential/consumer loans	1,353	345,831	7.1%	1,775	415,697	9.0%
Total real estate loans	51,876	3,699,649	75.8%	36,435	3,642,175	79.0%
Commercial and industrial loans	21,410	757,255	15.5%	16,206	484,093	10.5%
Leases receivable	17,140	423,264	8.7%	8,767	483,879	10.5%
Unallocated	—	—	—	—	—	—
Total	$90,426	$4,880,168	100.0%	$61,408	$4,610,147	100.0%

The following table sets forth certain information regarding certain ratios related to our allowance for credit losses and allowance for credit losses related to off-balance sheet items for the periods presented. Allowance for credit losses related to off-balance sheet items is determined by applying loss factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities:

	As of and for the Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Ratios:
Allowance for credit losses to loans	1.85%	1.33%	0.70%
Nonaccrual loans to loans	1.70%	1.38%	0.34%
Allowance for credit losses to nonaccrual loans	108.91%	96.31%	205.95%

Balance:
Nonaccrual loans at end of period	$83,032	$63,761	$15,525
Nonperforming loans at end of period	$83,032	$63,761	$15,529

The allowance for credit losses was $90.4 million, $61.4 million and $32.0 million, respectively, as of December 31, 2020, 2019 and 2018, representing an increase of $29.0 million, or 47.3 percent, in 2020 and an increase of $29.4 million, or 92.1 percent, in 2019. The allowance for credit losses as a percentage of loans increased to 1.85 percent as of December 31, 2020 from 1.33 percent as of December 31, 2019. The increase in the allowance for credit losses was mainly due to specific allowances for collectively evaluated loans resulting from the COVID-19 pandemic as of December 31, 2020.

The allowance for off-balance sheet exposure, primarily unfunded loan commitments, as of December 31, 2020, 2019 and 2018, was $2.8 million, $2.4 million and $1.4 million, respectively, representing an increase of $395,000, or 16.5 percent, in 2020, and an increase of $958,000, or 66.6 percent, in 2019. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances were adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of December 31, 2020.

During the fourth quarter of 2020, the Company established an allowance for uncollectible accrued interest receivable of $1.7 million related to $9.2 million of accrued interest receivable for loans currently or previously modified under the CARES Act based on Management’s estimate of the portion of the balance that will not be collected.

The following table presents a summary of net charge-offs (recoveries) for the loan portfolio:

	For the year ended December 31,
	2020			2019			2018
	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans
	(dollars in thousands)
Real estate loans	$3,606,585	$13,443	0.37%	$3,523,823	$(2,058)	(0.06)%	$3,572,690	$1,384	0.04%
Commercial and industrial loans	615,423	12,976	2.11%	537,211	53	0.01%	538,308	(555)	(0.10)%
Leases receivable	462,504	4,470	0.97%	446,941	2,741	0.61%	345,204	2,230	0.65%
Total	$4,684,512	$30,889	0.66%	$4,507,975	$736	0.02%	$4,456,202	$3,059	0.07%

For the year ended December 31, 2020, charge-offs were $34.0 million, an increase of $29.4 million, or 640.0 percent, from $4.6 million for the same period in 2019, and recoveries were $3.1 million, a decrease of $789,000, or 20.5 percent, from $3.9 million in 2019. Net loan charge-offs were $30.9 million, or 0.66 percent of average loans, compared with $736,000, or 0.02 percent of average loans, respectively, for the year ended December 31, 2020 and 2019.

Classified loans increased by 49.1 percent, to $140.2 million for the year ended December 31, 2020 from $94.0 million for the year ended December 31, 2019. The increase in classified loans was mainly attributable to various downgrades of $41.8 million for nine commercial real estate hotel loans and $12.4 million for two Puerto Rican film credit loans.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	As of December 31,
	2020		2019		2018
	Balance	Percent	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$1,898,766	36.0%	$1,391,624	29.6%	$1,284,530	27.1%
Interest-bearing:
Demand	100,617	1.9%	84,323	1.8%	87,582	1.8%
Money market and savings	1,991,926	37.7%	1,667,096	35.5%	1,573,622	33.1%
Uninsured time deposits of more than $250,000:
Three months or less	134,543	2.6%	91,313	1.9%	88,927	1.9%
Over three months through six months	70,011	1.3%	97,360	2.1%	130,925	2.8%
Over six months through twelve months	52,401	1.0%	44,751	1.0%	—	0.0%
Over twelve months	8,633	0.2%	4,490	0.1%	5,064	0.1%
Other time deposits	1,018,111	19.3%	1,318,005	28.0%	1,576,585	33.2%
Total deposits	$5,275,008	100.0%	$4,698,962	100.0%	$4,747,235	100.0%

Total deposits were $5.28 billion, $4.70 billion and $4.75 billion as of December 31, 2020, 2019 and 2018, respectively, representing an increase of $576.0 million, or 12.3 percent, in 2020, and a decrease of $48.3 million, or 1.0 percent, in 2019. The increase in total deposits for 2020 was mainly attributable to a $507.1 million increase in noninterest bearing demand accounts and an increase of $324.8 million in money market and savings accounts, offset by a decrease of $299.9 million in time deposits $250,000 or less.

The average balance of deposits for the years ended December 31, 2020, 2019 and 2018 were $4.95 billion, $4.69 billion and $4.46 billion, respectively. The average balance of deposits increased 5.4 percent in 2020 and 5.2 percent in 2019.

As of December 31, 2020, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.09 billion. Other uninsured deposits, such as demand deposits and money market and savings deposits was $1.82 billion.  In addition, as of December 31, 2020, the aggregate amount of all our uninsured certificates of deposit was $265.6 million. The following table sets forth the maturity of these certificates of deposits as of December 31, 2020.

Maturity Period:	(In thousands)
Three months or less	$134,543
Over three months through six months	70,011
Over six months through twelve months	52,401
Over twelve months	8,633
Total	$265,588

Borrowings and Subordinated Debentures

Borrowings mostly take the form of advances from the FHLB. At December 31, 2020, advances from the FHLB were $150.0 million, an increase of $60.0 million from $90.0 million at December 31, 2019. At December 31, 2020, the Bank had $150.0 million in term advances and no overnight advances from the FHLB. Borrowings increased primarily due to favorable borrowing rates, as the Federal Reserve lowered the federal funds rate by 150 basis points in 2020.

The following is a summary of contractual maturities greater than twelve months of FHLB advances:

	December 31, 2020		December 31, 2019
FHLB of San Francisco	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Advances due over 12 months through 24 months	$50,000	1.62%	25,000	1.66%
Advances due over 24 months through 36 months	50,000	0.97%	25,000	1.72%
Outstanding advances over 12 months	$100,000	1.30%	$50,000	1.69%

The following is financial data pertaining to FHLB advances:

	As of December 31,
	2020	2019	2018
	(dollars in thousands)
Weighted-average interest rate at end of year	1.40%	1.70%	2.56%
Weighted-average interest rate during the year	1.42%	1.89%	1.94%
Average balance of FHLB advances	$156,601	$40,374	$174,452
Maximum amount outstanding at any month-end	$300,000	$285,000	$300,000

Subordinated debentures were $119.0 million as of December 31, 2020 and $118.4 million as of December 31, 2019. Subordinated debentures are comprised of fixed-to-floating subordinated notes of $98.5 million and $98.3 million as of December 31, 2020 and 2019, respectively, and junior subordinated deferrable interest debentures of $20.4 million and $20.0 million as of December 31, 2020 and 2019, respectively. See “Note 10 - Subordinated Debentures” to the consolidated financial statements for more details.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes as of December 31, 2020, one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below). This sensitivity analysis is compared to policy limits, which specify the maximum tolerance level for net interest income exposure over a 1- to 12-month and a 13- to 24-month horizon, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
Change in	1- to 12-Month Horizon		13- to 24-Month Horizon
Interest	Dollar	Percentage	Dollar	Percentage
Rate	Change	Change	Change	Change
	(dollars in thousands)
300%	$26,941	13.80%	$41,737	21.18%
200%	$18,801	9.63%	$28,294	14.36%
100%	$10,800	5.53%	$15,555	7.89%
(100%)	$(2,186)	(1.12%)	$(3,606)	(1.83%)

	Economic Value of Equity (EVE)
Change in
Interest	Dollar	Percentage
Rate	Change	Change
	(dollars in thousands)
300%	$163,533	37.89%
200%	$129,800	30.08%
100%	$84,818	19.65%
(100%)	$(93,640)	(21.70%)

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

The Company’s ability to pay dividends to shareholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the Department of Financial Protection and Innovation (“DFPI”), in an amount not exceeding the greatest of: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. As of January 1, 2021, after giving effect to the 2021 first quarter dividend declared by the Company, the Bank has the ability to pay $17.8 million of dividends without the prior approval of the Commissioner of the DFPI.

At December 31, 2020, the Bank’s total risk-based capital ratio of 14.86 percent, Tier 1 risk-based capital ratio of 13.60 percent, common equity Tier 1 capital ratio of 13.60 percent, and Tier 1 leverage capital ratio of 10.83 percent, placed the Bank in the “well capitalized” category, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.0 percent, Tier 1 risk-based capital ratio equal to or greater than 8.0 percent, common equity Tier 1 capital ratio of 6.5 percent, and Tier 1 leverage capital ratio equal to or greater than 5.0 percent.

At December 31, 2020, the Company’s total risk-based capital ratio, Tier 1 risk-based capital ratio, common equity Tier 1 capital ratio and Tier 1 leverage capital ratio were 15.21 percent, 11.93 percent, 11.52 percent, and 9.49 percent, respectively, all of which exceeded all of the Company’s regulatory capital ratio requirements.

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

Contractual Obligations

Our contractual obligations, excluding accrued interest payments, as of December 31, 2020 are as follows:

	One Year or Less	More Than One Year and Three Years or Less	More Than Three Years and Five Years or Less	More Than Five Years	Total
	(in thousands)
Time deposits	$1,122,132	$153,833	$7,734	$—	$1,283,699
Federal Home Loan Bank advances	50,000	100,000	—	—	150,000
Commitments to extend credit	339,683	74,890	17,014	22,312	453,899
Standby letter of credit	45,500	1,669	—	—	47,169
Operating lease obligations	7,519	14,305	12,586	25,730	60,140
Total	$1,564,834	$344,697	$37,334	$48,042	$1,994,907

Operating lease obligations represent the total minimum lease payments under non-cancelable operating leases with remaining terms of up to fifteen years.

Recently Issued Accounting Standards Not Yet Effective

FASB ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, In December 2019, the FASB issued ASU 2019-12 as part of the Simplification Initiative.  The amendments in ASU 2019-12 affect entities within the scope of Topic 740, Income Taxes.  The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740.  The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.

FASB ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, On March 12, 2020, the FASB issued ASU 2020-04 to ease the potential burden in accounting for reference rate reform.  The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures regarding market risks in the Bank’s portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Capital Resources and Liquidity.”

Item 8.	Financial Statements and Supplementary Data

The financial statements required to be filed as a part of this Report are set forth on pages 56 through 116.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2020, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that as of December 31, 2020, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of Hanmi Financial’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, management concluded that Hanmi Financial maintained effective internal control over financial reporting as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements of Hanmi Financial and its subsidiaries, has issued an audit report on the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2020 in accordance with the standards of Public Company Accounting Oversight Board (United States).

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the sections of Hanmi Financial Corporation’s Definitive Proxy Statement to be filed with the SEC in connection with its 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) entitled “Election of Directors,” “Corporate Governance Principles and Board Matters,” “Executive Compensation — Officers” and “Beneficial Ownership of Principal Stockholders and Management — Delinquent Section 16(a) Reports.”

The Company maintains in effect a Code of Business Conduct and Ethics for all employees, executive officers and directors. The codes of conduct are available on the Company’s website www.hanmi.com on the “Investors Relations” page and is also available to any person without charge by sending a request to the Corporate Secretary at 900 Wilshire Boulevard, Suite 1250, Los Angeles, California 90017.

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

Information concerning security ownership of certain beneficial owners and management not otherwise included herein is incorporated by reference to the 2021 Proxy Statement under the heading “Beneficial Ownership of Principal Stockholders and Management.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the total number of shares available for issuance under the Company’s equity compensation plans as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	125,938	$19.59	263,523
Equity compensation plans not approved by security holders	—	—	—
Total equity compensation plans	125,938	$19.59	263,523

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the sections of the Proxy Statement entitled “Corporate Governance and Board Matters — Director Independence” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the section of the 2021 Proxy Statement entitled “Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “Audit and Non-Audit Fees.”

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(1)	The financial statements are listed in the Index to consolidated financial statements on page 47 of this Report.
(2)	All financial statement schedules have been omitted, as the required information is not applicable, not material or has been included in the notes to consolidated financial statements.
(3)	The exhibits required to be filed with this Report are listed in the exhibit index included herein at pages 107-108.
Item 16.	Form 10-K Summary

None.

Hanmi Financial Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Hanmi Financial Corporation and Subsidiaries

Los Angeles, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hanmi Financial Corporation and Subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Notes 1 and 3 to the financial statements, the Company changed its method for accounting for credit losses effective January 1, 2020, due to adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments - Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method provided in Accounting Standards Update No. 2016-13 such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated to the audit committee and that : (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved especially challenging, subjective, or complex judgments.  The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Loans – Implementation: Discounted Cash Flow Model (also see change in accounting principle explanatory paragraph above)

As described in Note 1 to the financial statements, effective January 1, 2020 the company adopted ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The Company reported a gross loan portfolio of $4.61 billion and a related allowance for credit losses (ACL) on loans of $78.8 million at January 1, 2020. The Company employed various methodologies to estimate expected credit losses for their loan segments, including a discounted cash flow (“DCF”) method for the Real Estate, Commercial & Industrial and Consumer loan portfolios, a Probability of Default / Loss Given Default method (“PD/LGD”) for the SBA loan portfolio, and a Weighted Average Remaining Maturity (“WARM”) method for the equipment lease portfolio. The discounted cash flow (DCF) model accounted for the over 85% of the loan portfolio. The Company’s discounted cash flow methodology incorporates a probability of default (PD) and loss given default (LGD) model, as well as expectations of future economic conditions using reasonable and supportable forecasts and current conditions or asset-specific adjustments, to generate estimates of cash flows expected to be collected over the estimated life of a loan.

The PD and LGD assumptions for loans under the DCF model are largely based on internal default and loss history but may employ the use of third-party proxy loan information when no such loss history exists internally.  The use of proxy loan information requires significant judgment to assess expected performance of the credit portfolio.

The Company leverages economic projections published by established governmental authorities to inform their assessment over primary loss driver forecasts and their determination of the length of the forecast and reversion period. The application of reasonable and supportable forecasts requires significant judgment, including selection of loss drivers, determining the appropriate length of the forecast period, and reversion to long term averages.

Finally, the Company’s methodology employs certain current condition or asset-specific qualitative adjustments that are based on management’s assessment of company, market, industry or business specific data, changes the in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, nonperforming and adversely rated loans. The application of these qualitative adjustments requires significant judgment, including management’s analysis to determine the quantitative impact of the qualitative factors on the reserve.

We consider the Company’s implementation of Current Expected Credit Losses (CECL) for the portion of the portfolio using the DCF model a critical audit matter, particularly as it pertains to management judgments employed in development of the regression model and application of qualitative adjustments. Auditing management’s implementation of the DCF model, along with accompanying qualitative adjustments, involved especially subjective auditor judgment in applying and evaluating audit procedures and required significant effort, including the need to involve firm valuation specialists.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of controls over the development of the assumption models used to support the DCF model, as well as the qualitative adjustments, including controls addressing:

o	The completeness and accuracy of internal data
o	Relevance and reliability of peer data used in the Frye-Jacobs estimation technique that impacts the regression model supporting the DCF forecast
o	Initial third-party model validation
o	Reasonableness of management’s judgments over significant assumptions
o	Approval of final model methodology and significant assumptions over reasonable and supportable forecasts, model inputs, and qualitative top-of-model adjustments

•

Substantively testing management's process, including evaluating management’s judgments and assumptions, for developing the estimate of the allowance for credit losses derived with the DCF model which included:

o

Testing management’s methodology and conceptual soundness of the DCF model, for which we used Crowe LLP valuation specialists to assist with evaluating the third-party regression models used in forecasting and loss-driver analysis, and validation of inputs to the model;

o	Testing the accuracy and completeness of historical data used to derive various assumptions and conclusions within the model;
o	Evaluating the reasonableness of management’s judgments over the selection of proxy loan information when applicable, including evaluating whether judgments were applied as described within the model;
o

Evaluating the reasonableness of management’s judgments over the application of reasonable and supportable forecasts, determination of the forecast period and reversion periods, and evaluating the relevance and reliability of external data used to inform management’s judgments;

o

Evaluating the reasonableness of management’s judgments over selection of qualitative adjustments, including testing the completeness and accuracy of internally derived data, and evaluating the relevance and reliability of external data used in developing judgments;

o	Evaluating the procedures and results of the Company’s third-party model validation, as well as management’s responses to results.

Allowance for Credit Losses on Loans – Methodology Change for Real Estate Portfolio

As described in Notes 1 and 3 to the financial statements, as of December 31, 2020 the Company reported a gross loan portfolio of $4.88 billion and a related allowance for credit losses (“ACL”) on loans of $90.4 million. During the second quarter of 2020, the Company made changes to the methodologies and assumptions used to estimate expected credit losses for certain loan segments.

Whereas at adoption the Company employed a discounted cash flow (“DCF”) method to estimate expected credit losses for the commercial property, construction, and residential real estate portfolios (collectively the Real Estate loans portfolio), management transitioned the estimation methodology for these portfolios to the Probability of Default / Loss Given Default method (“PD/LGD”). After the change in methodology, the PD/LGD model accounted for over 80% of the loan portfolio. The Company continues to estimate expected credit losses for Commercial & Industrial and Consumer loan portfolios using a DCF method, for the SBA portfolios using a PD/LGD method, and for the equipment lease portfolio using a Weighted Average Remaining Maturity (“WARM”) method.

The primary reason for the Company’s change in methodology relates to the impact of the COVID-19 pandemic on the Real Estate portfolios. As described in Note 1, management determined that, due to model limitations, the regression model that supports the DCF calculation for the commercial property, construction, and residential real estate portfolios did not take into account the high degree of uncertainty of the impact of the COVID-19 pandemic and related government assistance programs on these portfolios. Management also changed their forecast data provider from the economic projections from the Federal Open Market Committee and the Federal Reserve Economic Database (“FRED”) to the Moody’s unemployment forecast.  Management’s reason for the change from the FRED economic data to Moody’s data was because Moody’s updates the unemployment forecast on a more frequent and timely basis, thus providing a more timely basis for periodically re-estimating future cash flows.

The change in methodology for estimating the ACL on the Real Estate portfolios, as well as the impact of this change on significant assumptions, is a critical audit matter because it involved significant management judgment that required especially subjective auditor judgment and significant audit effort in applying and evaluating audit procedures.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of controls over the change in methodology for the Real Estate portfolios, as well as controls over significant assumptions used to support the PD/LGD model, including controls addressing:

o	Management’s review and evaluation of the reasonableness and conceptual soundness of proposed changes to the methodology
o	Management’s review and evaluation of the significant assumptions in the PD/LGD model
o	Third-party model validation designed to evaluate the conceptual soundness of the PD/LGD model

•	Substantively testing management's process and evaluating management’s judgments and assumptions for the PD/LGD model on Real Estate portfolios including:
o	Evaluating the results of the Company’s third-party validation which addressed the PD/LGD model for the Real Estate portfolios
o	Evaluating the appropriateness of the change in methodology for estimating the ACL on the Real Estate portfolios by:
▪	Evaluating whether management had a reasonable basis for the change in methodology;
▪	Evaluating whether the new methodology was appropriate for the nature of the loan segments and the environment;
▪	Evaluating alternative methods, assumptions, and data considered by management;
o

Evaluating the reasonableness of management’s judgments over the application of reasonable and supportable forecasts, determination of the forecast period and reversion periods, and evaluating the relevance and reliability of external data used to inform management’s judgments;

o

Evaluating the reasonableness of management’s judgments over selection of qualitative adjustments, including testing the completeness and accuracy of internally derived data, and evaluating the relevance and reliability of external data used in developing judgments;

o

At the individual assumption level, evaluating management’s election of other significant assumptions outside of the qualitative adjustment framework, and evaluating management’s assessment of sensitivity and impact on previously reported estimates

/s/ Crowe LLP

We have served as the Company's auditor since 2019.

Los Angeles, California

March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Hanmi Financial Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of Hanmi Financial Corporation and subsidiaries (the Company) for the year ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Los Angeles, California

March 1, 2019

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands except share data)

	December 31,	December 31,
	2020	2019

Assets
Cash and due from banks	$391,849	$121,678
Securities available for sale, at fair value (amortized cost of $749,458 as of December 31, 2020 and $629,725 as of December 31, 2019)	753,781	634,477
Loans held for sale, at the lower of cost or fair value	8,568	6,020
Loans receivable, net of allowance for credit losses of $90,426 as of December 31, 2020 and $61,408 as of December 31, 2019	4,789,742	4,548,739
Accrued interest receivable	16,363	11,742
Premises and equipment, net	26,431	26,070
Customers' liability on acceptances	1,319	66
Servicing assets	6,212	6,956
Goodwill and other intangible assets, net	11,612	11,873
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	42,704	36,787
Bank-owned life insurance	53,894	52,782
Prepaid expenses and other assets	83,028	64,609
Total assets	$6,201,888	$5,538,184

Liabilities and stockholders' equity
Liabilities:
Deposits:
Noninterest-bearing	$1,898,766	$1,391,624
Interest-bearing	3,376,242	3,307,338
Total deposits	5,275,008	4,698,962
Accrued interest payable	4,564	11,215
Bank's liability on acceptances	1,319	66
Borrowings	150,000	90,000
Subordinated debentures ($126,800 face amount less unamortized discount and debt issuance costs of $7,828) as of December 31, 2020 and ($126,800 face amount less unamortized discount and debt issuance costs of $8,423) as of December 31, 2019	118,972	118,377
Accrued expenses and other liabilities	74,981	56,297
Total liabilities	5,624,844	4,974,917
Stockholders' equity:
Preferred Stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of December 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,560,801 shares (30,717,835 shares outstanding) as of December 31, 2020 and 33,475,402 shares (30,799,624 shares outstanding) as of December 31, 2019	33	33
Additional paid-in capital	578,360	575,816
Accumulated other comprehensive income, net of tax expense of $1,247 as of December 31, 2020 and $1,370 as of December 31, 2019	3,076	3,382
Retained earnings	114,621	100,551
Less: treasury stock; 2,842,966 shares as of December 31, 2020 and 2,675,778 shares as of December 31, 2019	(119,046)	(116,515)
Total stockholders' equity	577,044	563,267
Total liabilities and stockholders' equity	$6,201,888	$5,538,184

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Interest and dividend income:
Interest and fees on loans receivable	$211,836	$229,402	$219,590
Interest on securities	10,536	14,661	12,817
Dividends on FHLB stock	902	1,147	1,413
Interest on deposits in other banks	592	1,562	577
Total interest and dividend income	223,866	246,772	234,397
Interest expense:
Interest on deposits	33,994	63,105	43,080
Interest on borrowings	2,367	763	3,379
Interest on subordinated debentures	6,607	7,032	6,925
Total interest expense	42,968	70,900	53,384
Net interest income before credit loss expense	180,898	175,872	181,013
Credit loss expense	45,454	30,170	3,990
Net interest income after credit loss expense	135,444	145,702	177,023
Noninterest income:
Service charges on deposit accounts	8,485	9,951	10,000
Trade finance and other service charges and fees	4,033	4,786	4,616
Gain on sale of Small Business Administration ("SBA") loans	5,247	5,251	4,954
Net gain (loss) on sales of securities	15,712	1,295	(341)
Other operating income	9,627	6,269	5,291
Total noninterest income	43,104	27,552	24,520
Noninterest expense:
Salaries and employee benefits	66,988	67,900	69,435
Occupancy and equipment	18,283	17,064	15,944
Data processing	11,222	8,755	6,870
Professional fees	6,771	9,060	6,178
Supplies and communications	3,096	2,936	3,003
Advertising and promotion	2,671	3,797	4,041
Merger and integration costs	—	—	846
Other operating expenses	10,022	16,394	11,256
Total noninterest expense	119,053	125,906	117,573
Income before tax	59,495	47,348	83,970
Income tax expense	17,299	14,560	26,102
Net income	$42,196	$32,788	$57,868
Basic earnings per share	$1.38	$1.06	$1.80
Diluted earnings per share	$1.38	$1.06	$1.79
Weighted-average shares outstanding:
Basic	30,280,415	30,725,376	31,924,863
Diluted	30,280,415	30,760,422	32,051,333

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$42,196	$32,788	$57,868
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	15,283	14,583	(5,790)
Less: reclassification adjustment for net gain included in net income	(15,712)	(1,295)	(87)
Income tax benefit (expense) related to items of other comprehensive income	123	(3,827)	1,684
Other comprehensive income (loss), net of tax	(306)	9,461	(4,193)
Comprehensive income	$41,890	$42,249	$53,675

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at January 1, 2018	33,083,133	(651,506)	32,431,627	$33	$565,627	$(1,869)	$70,575	$(71,889)	$562,477
Adjustments related to adoption of new accounting standards:
ASU 2016-01 (See Notes 1 and 3)	—	—	—	—	—	382	(382)	—	—
ASU 2018-02 (See Notes 1 and 11)	—	—	—	—	—	(399)	399	—	—
Adjusted balance at January 1, 2018	33,083,133	(651,506)	32,431,627	$33	$565,627	$(1,886)	$70,592	$(71,889)	$562,477
Stock options exercised	25,750	—	25,750	—	570	—	—	—	570
Restricted stock awards, net of forfeitures	93,486	—	93,486	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,515	—	—	—	3,515
Restricted stock surrendered due to employee tax liability	—	(22,426)	(22,426)	—	—	—	—	(680)	(680)
Repurchase of common stock	—	(1,600,000)	(1,600,000)	—	—	—	—	(36,068)	(36,068)
Cash dividends declared (common stock, $0.96/share)	—	—	—	—	—	—	(30,921)	—	(30,921)
Net income	—	—	—	—	—	—	57,868	—	57,868
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(4,193)	—	—	(4,193)
Balance at December 31, 2018	33,202,369	(2,273,932)	30,928,437	$33	$569,712	$(6,079)	$97,539	$(108,637)	$552,568
Stock options exercised	181,900	—	181,900	—	2,979	—	—	—	2,979
Restricted stock awards, net of forfeitures	91,133	—	91,133	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,125	—	—	—	3,125
Restricted stock surrendered due to employee tax liability	—	(26,846)	(26,846)	—	—	—	—	(517)	(517)
Repurchase of common stock	—	(375,000)	(375,000)	—	—	—	—	(7,362)	(7,362)
Cash dividends declared (common stock, $0.96/share)	—	—	—	—	—	—	(29,776)		(29,776)
Net income	—	—	—	—	—	—	32,788	—	32,788
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	9,461	—	—	9,461
Balance at December 31, 2019	33,475,402	(2,675,778)	30,799,624	$33	$575,816	$3,382	$100,551	$(116,515)	$563,267
Adjustment related to adopting of new accounting standards
ASU 2016-13 (See Notes 1 and 3)	—	—	—	—	—	—	(12,167)	—	(12,167)
Adjusted balance at January 1, 2020	33,475,402	(2,675,778)	30,799,624	33	575,816	3,382	88,384	(116,515)	551,100
Restricted stock awards, net of forfeitures	85,399	—	85,399	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,544	—	—	—	2,544
Restricted stock surrendered due to employee tax liability	—	(31,788)	(31,788)	—	—	—	—	(335)	(335)
Repurchase of common stock	—	(135,400)	(135,400)	—	—	—	—	(2,196)	(2,196)
Cash dividends declared (common stock, $0.52/share)	—	—	—	—	—	—	(15,960)	—	(15,960)
Net income	—	—	—	—	—	—	42,196	—	42,196
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(306)	—	—	(306)
Balance at December 31, 2020	33,560,801	(2,842,966)	30,717,835	$33	$578,360	$3,076	$114,621	$(119,046)	$577,044

See Accompanying Notes to Consolidated Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$42,196	$32,788	$57,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,952	9,532	11,111
Share-based compensation expense	2,544	3,125	3,515
Credit loss expense	45,454	30,170	3,990
(Gain) loss on sales of securities	(15,712)	(1,295)	341
Gain on sales of SBA loans	(5,247)	(5,251)	(4,954)
Origination of SBA loans held for sale	(71,692)	(76,765)	(79,146)
Proceeds from sales of SBA loans	63,805	74,866	82,133
Change in bank-owned life insurance	(1,112)	(1,121)	(1,107)
Change in prepaid expenses and other assets	(29,986)	(5,770)	404
Change in income tax assets	(2,004)	(4,859)	4,208
Change in accrued expenses and other liabilities	21,006	3,376	(1,728)
Net cash provided by (used in) operating activities	60,203	58,796	76,635
Cash flows from investing activities:
Purchases of securities available for sale	(837,264)	(320,815)	(141,351)
Proceeds from matured, called and repayment of securities	233,572	159,942	99,253
Proceeds from sales of securities available for sale	495,566	113,306	34,751
Purchases of loans receivable	(10,400)	—	(66,966)
Purchases of premises and equipment	(4,392)	(1,579)	(3,696)
Proceeds from disposition of premises and equipment	842	5,655	—
Proceeds from sales of other real estate owned ("OREO")	159	716	2,173
Change in loans receivable, excluding purchases	(285,670)	(1,770)	(235,731)
Net cash provided by (used in) investing activities	(407,587)	(44,545)	(311,567)
Cash flows from financing activities:
Change in deposits	576,046	(48,273)	398,581
Change in overnight borrowings	(15,000)	(75,000)	(95,000)
Proceeds from borrowings	75,000	110,000	—
Proceeds from exercise of stock options	—	2,979	570
Cash paid for surrender of vested shares due to employee tax liability	(335)	(517)	(680)
Repurchase of common stock	(2,196)	(7,362)	(36,068)
Cash dividends paid	(15,960)	(29,776)	(30,921)
Net cash (used in) provided by financing activities	617,555	(47,949)	236,482
Net increase (decrease) in cash and due from banks	270,171	(33,698)	1,550
Cash and due from banks at beginning of year	121,678	155,376	153,826
Cash and due from banks at end of period	$391,849	$121,678	$155,376

Supplemental disclosures of cash flow information:
Interest expense paid	$49,619	$71,064	$47,314
Income taxes paid	$18,020	$15,570	$20,792
Non-cash activities:
Transfer of loans receivable to other real estate owned	$2,652	$248	$938
Income tax (expense) benefit related to items of other comprehensive income	$123	$(3,827)	$1,684
Change in right-of-use asset obtained in exchange for lease liability	$23,207	$43,085	$—

See Accompanying Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Summary of Operations

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is the holding company of Hanmi Bank (the “Bank”).

The Bank is a California state-chartered financial institution insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is a state nonmember bank and the FDIC is its primary federal bank regulator. The California Department of Financial Protection and Innovation is the Bank's primary state bank regulator.

The Bank’s primary operations are related to traditional banking activities, including the acceptance of deposits and originating loans and investing in securities. The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American and other ethnic communities. The Bank’s full-service offices are located in markets where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. As of December 31, 2020, the Bank maintained a network of 35 full-service branch offices and 9 loan production offices in California, Texas, Illinois, Virginia, New Jersey, New York, Colorado, Georgia and Washington State.

Basis of Presentation

The accounting and reporting policies of Hanmi Financial and subsidiaries conform, in all material respects, to U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry. The information set forth in the following notes is presented on a continuing operations basis. The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying Consolidated Financial Statements.

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

Cash and Due from Banks

Cash and due from banks include cash, deposits with other financial institutions, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

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

(iii)

Securities not classified as held to maturity or trading securities are classified as “available for sale” and reported at fair value. Unrealized gains and losses are reported either in earnings or as a separate component of stockholders’ equity as accumulated other comprehensive income, net of income taxes.

Substantially all of the securities held by the Company are available for sale debt securities. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income.  For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is recorded and an allowance for credit losses is established, limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense.  Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $1.2 million at December 31, 2020 and is excluded from the estimate of credit losses.

Loans receivable

Originated loans: Loans are primarily originated by the Company with the intent to hold them for investment and are stated at the principal amount outstanding, net of deferred fees and costs. Net deferred fees and costs include nonrefundable loan fees, direct loan origination costs and initial direct costs. Net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the effective interest method or taken into income when the related loans are paid off or sold. The amortization of loan fees or costs is discontinued when a loan is placed on nonaccrual status. Interest income is recorded on an accrual basis in accordance with the terms of the respective loan and includes prepayment penalties. Equipment leases are similar to commercial business loans in that the leases are typically made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business.

Nonaccrual loans and nonperforming assets: Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and is in the process of collection. However, in certain instances, we may place a particular loan on nonaccrual status earlier, depending upon the individual circumstances surrounding the loan’s status. When an asset is placed on nonaccrual, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual assets may be restored to accrual status when principal and interest become current and full repayment is expected, which generally occurs after sustained payment of six months. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for nonaccrual.

Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans restructured with troubled borrowers where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, other real estate owned (“OREO”), and other repossessed personal property.

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

Allowance for credit losses

Prior to January 1, 2020, the Company followed an “incurred loss” approach in determining the allowance for credit losses.  On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) approach.  See “Accounting Standards Adopted in 2020” for discussion of the Company’s 2020 policy for determining the allowance for credit losses under CECL.

Under the incurred loss methodology, the allowance for loan losses represented management’s estimate of probable incurred losses inherent in the loan portfolio. Management’s estimates were based on: previous loss experience; growth, size and composition of the loan portfolio; the value of collateral; and current economic conditions. These estimates are inherently uncertain and depend on the outcome of future events. The allowance was determined through an analysis involving quantitative calculations based on historic loss rates and qualitative adjustments to account for risk and uncertainties, as well as general allowances and individual impairment calculations for certain individual loans.

For 2019, the Company utilized a 35-quarter look-back period, anchored to the first quarter of 2012, with equal weighting to all quarters. Management determined it was appropriate to anchor the look-back period, in consideration for a prolonged period of low losses and the procyclical nature of provisioning. The anchoring allowed the Bank to better capture the economic cycle while improving the ability to measure losses. For 2018, the Bank utilized a 31-quarter look-back period. The estimated loss emergence period utilized in the Company’s loss migration analysis was 2.5 years. Moreover, the Company reevaluated the qualitative adjustments, adjusting to then-current condition in light of the lengthening of the business cycle and the continued improvement in credit metrics.

To determine general allowance requirements, existing loans were divided into eleven general pools of risk-rated loans as well as three homogeneous loan pools. For risk-rated loans, a migration analysis allocated historical losses by loan pool and risk grade to determine risk factors for potential losses inherent in the loan portfolio. Since the homogeneous loans were bulk graded, the risk grade was not factored into the historical loss analysis. In addition, specific allowances were allocated for loans deemed “nonperforming.”

When determining the appropriate level for allowance for credit losses, management considered qualitative adjustments for any factors that were likely to cause estimated losses associated with the Company’s portfolio to differ from historical loss experience, including, but not limited to, national and local economic and business conditions, volume and geographic concentrations, and problem loan trends.

To systematically quantify the credit risk impact of trends and changes within the loan portfolio, a credit risk matrix was utilized. The qualitative factors were considered on a loan pool by loan pool basis subsequent to, and in conjunction with, a loss migration analysis. The credit risk matrix provided various scenarios with positive or negative impact on the portfolio along with corresponding basis points for qualitative adjustments.

Loans were measured for impairment when it was probable that not all amounts, including principal and interest, were to be collected in accordance with the original contractual terms of the loan agreement. The amount of impairment and any subsequent changes were recorded through the provision for loan losses as an adjustment to the allowance for credit losses. Recoveries were applied to the allowance for credit losses when realized.  The Company charged or credited the income statement for changes to the estimated allowance at least quarterly based upon the allowance need.

In general, the Company recognized a charge off when management determined a loan was uncollectable. To determine if a loan should be charged off, possible sources of repayment were analyzed, including the potential for future cash flows from income or liquidation of other assets, the value of any collateral, and the strength of co-makers or guarantors. When these sources did not provide a reasonable probability that principal could be collected in full, the Company fully or partially charged off the loan.

For real estate loans, including commercial term loans secured by collateral, a loan was considered nonperforming if the loan was 90 or more days past due. In a case where the fair value of collateral was less than the loan balance and the borrower had no other assets or income to support repayment, the amount of the deficiency was considered a loss and charged off.

For commercial and industrial loans other than those secured by real estate, if the borrower was in the process of a bankruptcy filing in which the Company was an unsecured creditor or deemed virtually unsecured by lack of collateral equity or lien position and the borrower had no realizable equity in assets and prospects for recovery are negligible, the loan was considered a loss and charged off. Additionally, commercial and industrial unsecured loans that are more than 120 days past due were considered a loss and charged off.

For unsecured consumer loans where the borrower files for bankruptcy, the loan was considered a loss within 60 days of receipt of notification of filing from the bankruptcy court. Other unsecured consumer loans are considered a loss if they were more than 90 days past due. Other events, such as fraud or death result in charge offs being recorded in an earlier period.

Credit Losses on Off-Balance Sheet Credit Exposures

The Company has credit loss exposure for off-balance sheet lending commitments and letters of credit.  The Company estimates expected credit losses for off-balance sheet exposures over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company.  The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.  Adjustments to the allowance for credit losses on off-balance sheet credit exposures is recognized as a provision for credit loss expense.

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

Troubled Debt Restructuring

A loan is identified as a TDR when a borrower is experiencing financial difficulties and, for economic or legal reasons related to these difficulties, the Company grants a concession to the borrower in the restructuring that it would not otherwise consider. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. The Company has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due, including principal and/or interest accrued at the original terms of the loan. The concessions may be granted in various forms, including a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a note split with principal forgiveness. TDRs are reviewed for potential impairment. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of six months to demonstrate that the borrower can perform under the restructured terms. If the borrower’s performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan. Loans classified as TDRs are reported as impaired loans.

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

Impairment of Long-Lived Assets

We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be nonperforming, the individual amount to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Other Real Estate Owned and Repossessed Personal Property

Other real estate owned includes real estate acquired through foreclosure and other real estate holdings that are not used in the operation of the Company’s business.  Other repossessed personal property primarily consists of repossessed leasing equipment. Other real estate owned and repossessed personal property are recorded at the lower of cost or fair value less estimated costs to sell. Subsequent declines in fair value are recorded through expense.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of acquired intangible assets arising from acquisitions, including core deposit and third-party originator intangibles. The acquired intangible assets are initially measured at fair value and then are amortized on the straight-line method over their estimated useful lives while goodwill is not amortized.

Goodwill and other intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company performed its annual impairment test and determined no impairment existed as of December 31, 2020.

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

Bank-Owned Life Insurance

We have purchased single premium life insurance policies (“bank-owned life insurance”) on certain officers. The Bank and named beneficiaries of various current covered officers are the beneficiaries under each policy. In the event of the death of a covered officer, the Bank and named beneficiaries of the covered officer will receive the specified insurance benefit from the insurance carrier. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due, if any, that are probable at settlement. Under the Split Dollar Death Benefit Agreement, upon death of an active employee, the designated beneficiary(ies) are eligible to receive benefits, which in the aggregate, total $3.4 million.

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

The Company has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout California. The partnership interests are accounted for utilizing the proportional amortization method with amortization expense and tax benefits recognized through the income tax provision.

Share-Based Compensation

The Company may provide awards of options, stock appreciation rights, restricted stock awards, restricted stock unit awards, shares granted as a bonus or in lieu of another award, dividend equivalent, other stock-based award or performance award, together with any other right or interest to a participant. Plan participants include executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. All stock options granted under its stock-based benefit plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock options granted generally vest based on three to five years of continuous service and expire 10 years from the date of grant. Restricted stock awards under the Plans become fully vested after a certain number of years or after certain performance criteria are met. Performance stock units vest upon achievement of certain market condition criteria and may have dividend equivalent rights associated with them. Hanmi Financial becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions or if certain market condition criteria are not met. Forfeitures of restricted stock are treated as canceled shares.

Excess tax benefits from exercise or vesting of share-based awards are included as a reduction in provision for income tax expense in the period in which the exercise or vesting occurs.

Earnings per Share

Earnings per share (“EPS”) is calculated on both a basic and a diluted basis. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings. For diluted EPS, weighted-average number of common shares included the impact of unvested restricted stock under the treasury method.

Unvested restricted stock containing rights to non-forfeitable dividends are considered participating securities prior to vesting and have been included in the earnings allocation in computing basic and diluted EPS under the two-class method.

Treasury Stock

In January 2019, the Company's Board of Directors adopted a stock repurchase program. Under this repurchase program, the Company may repurchase up to 5.0 percent of its outstanding shares or approximately 1.5 million shares of its common stock. The program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to purchase any particular number of shares. During the year ended December 31, 2020, the Company repurchased 135,400 shares of common stock at a cost of $2.2 million under this program.

We use the cost method of accounting for treasury stock. The cost method requires us to record the reacquisition cost of treasury stock as a deduction from stockholders’ equity on the Consolidated Balance Sheets.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect these estimates.

Reclassifications

Certain amounts in the prior years' financial statements and related disclosures were reclassified to conform to the current year presentation with no effect on previously reported net income, stockholders’ equity or cash flows.

Accounting Standards Adopted in 2020

FASB ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASU 2016-13 made changes to the accounting for available-for sale debt securities.

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

The Company adopted ASU 2016-13 using the modified retrospective approach for loans carried at amortized cost.  This approach resulted in a $17.4 million increase to the beginning balance of the allowance for credit losses, a $335,000 decrease to the beginning balance of the allowance for off-balance sheet items, and an after-tax charge of $12.2 million to the beginning balance of retained earnings.

According to ASU 2016-13, the Company was required to measure its expected credit losses of financial assets on a collective (pool) basis when similar risk characteristic(s) exist. The Company segmented the loans primarily by loan types, including the collateral type, loan purpose, contract term, amortization and payment structure, considering that the same type of loans share considerable similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company used a DCF method, a PD/LGD method, or a WARM method to estimate expected credit losses.

The Company’s methodologies for estimating the allowance for credit losses considered available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies applied historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that were reasonable and supportable, to the identified pools of financial assets with similar risk characteristics. The Company’s methodologies revert to historical loss rates on a straight-line basis over twelve quarters when reasonable supportable long-term (1 year or more) forecasts cannot be developed.

The Company has disaggregated the portfolios of financial assets into the following material segments of loans or leases with similar risk characteristics using the following methodologies:

At January 1, 2020, the Company used the DCF method to estimate allowances for credit losses for the commercial property, construction, and residential real estate loan portfolios and the commercial and industrial loan portfolio. During the quarter ended June 30, 2020, management determined that, due to model limitations, the regression model that supports the DCF calculation for the commercial property, construction, and residential real estate portfolios did not take into account the high degree of uncertainty of the impact of the COVID-19 pandemic and related government assistance programs on these portfolios. As a result, subsequent to March 31, 2020, the Company determined that the Probability of PD/LGD method was more appropriate for these portfolios. This change did not result in a material impact on the Company’s financial statements. For all loan pools utilizing the DCF method, the Company utilized and forecasted the national unemployment rate as the primary loss driver. The Company also utilized and forecasted either the annualized average return rate from the National Council of Real Estate Investment Fiduciaries Property Index for commercial real estate loans or the one-year percentage change in the S&P/Case-Shiller U.S National Home Price Index for residential real estate loans as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlated to expected future losses.

For all DCF models at January 1, 2020, the Company determined that four-quarters represented a reasonable and supportable forecast period and reverted to a historical loss rate over twelve quarters on a straight-line basis. The Company leveraged quarterly economic projections from the Federal Open Market Committee and the Federal Reserve Economic Database (“FRED”) to inform its loss driver forecasts over the four-quarter forecast period. During the quarter ended June 30, 2020, the Company changed from using the FRED unemployment forecast to the Moody’s unemployment forecast, as Moody’s updates the unemployment forecast on a more frequent and timely basis, and thus provided a more appropriate basis for periodically re-estimating future cash flows. For each of these loan segments, the Company applied an expected loss ratio based on the discounted cash flows adjusted as appropriate for qualitative factors. Qualitative loss factors are based on the Company's judgment of company, market, industry or business specific data, changes in the underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, nonperforming and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

The Company used the PD/LGD method for the Small Business Administration (“SBA”) portfolio to accommodate the unique nature of these loans. Although the PD/LGD methodology is an element of the DCF model, the stand-alone PD/LGD methodology minimizes complications related to the characteristics of SBA loans. A uniqueness of the SBA portfolio is that the U.S. Small Business Administration policy requires servicers to undertake all reasonable collection efforts before charging-off the loan. As a result, the recovery rate for SBA loans tend to be more volatile and not intuitively correlated to economic factors.

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

As permitted by ASU 2016-13, the Company elected to maintain pools of loans accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings as of the date of adoption.

The Company estimated the allowance for credit losses on loans based on the underlying assets’ amortized cost basis.

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

The following table illustrates the allowance for credit losses and the related impact under ASU 2016-13 to the Company as of January 1, 2020.

	As Reported Under ASU 2016-13	Pre-ASU 2016-13 Adoption	Impact of ASU 2016-13 Adoption
Real estate loans:
Commercial property
Retail	$6,785	$4,911	$1,873
Hospitality	12,387	6,686	5,702
Other	13,415	8,060	5,355
Total commercial property loans	32,587	19,657	12,930
Construction loans	15,590	15,003	587
Residential/consumer loans	2,286	1,775	510
Total real estate loans	50,463	36,435	14,027
Commercial and industrial loans:
Commercial term loans	12,175	14,077	(1,903)
Commercial lines of credit	1,358	1,887	(529)
International loans	176	242	(65)
Total commercial loans	13,709	16,206	(2,497)
Leases receivable	14,669	8,767	5,902
Allowance for credit losses on loans receivable	$78,841	$61,408	$17,432

Allowance for credit losses on off-balance sheet items	$2,062	$2,398	$(335)

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020.  Section 4013 of the CARES Act permits the temporary suspension under U.S GAAP related to TDRs. To qualify, borrowers are required to have been current at December 31, 2019, and the modification is required to have been completed between March 1, 2020 and the earlier of the 60th day after the COVID-19 national emergency and December 31, 2020. On December 27, 2020, the provisions of the CARES Act pertaining to the suspension of TDRs were extended through January 1, 2022. Substantially all of the modifications completed by the Company during year ended December 31, 2020 were modified under the CARES Act and have not been accounted for as TDRs. See Note 3 for further discussion.

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

Recently Issued Accounting Standards Not Yet Effective

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, On March 12, 2020, the FASB issued ASU 2020-04 to ease the potential burden in accounting for reference rate reform.  The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform.

The new guidance provided several optional expedients that reduce costs and complexity of accounting for reference rate reform, including measures to simplify or modify accounting issues resulting from reference rate reform for contract modifications, hedges, and debt securities.

The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of ASU 2020-04.  An entity may elect to apply the amendments prospectively through December 31, 2022.

The adoption of this standard is not expected to have material effect on the Company’s operating results or financial condition.

Note 2 — Securities

The following is a summary of securities available for sale as of December 31, 2020 and 2019:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
December 31, 2020
U.S. Treasury securities	$9,997	$135	$—	$10,132
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	515,169	4,260	(188)	519,241
Collateralized mortgage obligations	133,632	186	(217)	133,601
Debt securities	90,660	148	(1)	90,807
Total U.S. government agency and sponsored agency obligations	739,461	4,594	(406)	743,649
Total securities available for sale	$749,458	$4,729	$(406)	$753,781

December 31, 2019
U.S. Treasury securities	$34,946	$259	$—	$35,206
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	406,813	4,334	(347)	410,801
Collateralized mortgage obligations	164,232	792	(432)	164,592
Debt securities	23,733	168	(22)	23,878
Total U.S. government agency and sponsored agency obligations	594,778	5,294	(801)	599,271
Total securities available for sale	$629,725	$5,553	$(801)	$634,477

The amortized cost and estimated fair value of securities as of December 31, 2020, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Within one year	$13,305	$13,435
Over one year through five years	139,876	140,100
Over five years through ten years	25,764	25,768
Over ten years	570,513	574,478
Total	$749,458	$753,781

The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(in thousands, except number of securities)
December 31, 2020
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	$(188)	$76,023	10	$—	$—	—	$(188)	$76,023	10
Collateralized mortgage obligations	(217)	97,659	21	—	—	—	(217)	97,659	21
Debt securities	(1)	4,999	1	—	—	—	(1)	4,999	1
Total U.S. government agency and sponsored agency obligations	(406)	178,681	32	—	—	—	(406)	178,681	32
Total	$(406)	$178,681	32	$—	$—	—	$(406)	$178,681	32
December 31, 2019
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	$(186)	$51,261	17	$(160)	$18,757	14	(346)	70,018	31
Collateralized mortgage obligations	(112)	41,419	14	(320)	39,936	36	(432)	81,355	50
Debt securities	(20)	8,236	2	(3)	2,997	1	(23)	11,233	3
Total U.S. government agency and sponsored agency obligations	(318)	100,916	33	(483)	61,690	51	(801)	162,606	84
Total	$(318)	$100,916	33	$(483)	$61,690	51	$(801)	$162,606	84

The Company evaluates its available-for-sale securities portfolio for impairment on an at least quarterly basis. This assessment took into account the credit quality of these debt securities and determined that since all were U.S. Treasury obligations, U.S. government agency securities, and U.S. government sponsored agency securities, all of which have the backing of the U.S. government, no credit impairment had occurred.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Gross realized gains on sales of securities	$15,712	$1,359	$87
Gross realized losses on sales of securities	—	(64)	(957)
Net realized gains (losses) on sales of securities	$15,712	$1,295	$(870)
Proceeds from sales of securities	$495,566	113,306	34,751

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

For the year ended December 31, 2020, the Company recorded $15.7 million in net realized gains from sale of securities that had previously been recognized as net unrealized gains of $15.3 million in comprehensive income.

For the year ended December 31, 2019, the Company recorded $1.3 million in net realized gains from sale of securities that had previously been recognized as net unrealized gains of $586,000 in comprehensive income. For the year ended December 31, 2018, the Company recorded $870,000 in net realized losses from the sale of securities that had previously been recognized as net unrealized losses of $413,000 in comprehensive income. This included sale of all of the Company's mutual fund equity securities with gross realized losses of $957,000. The Company recorded a $428,000 net loss in earnings resulting from the sale of these securities. The remaining loss of $529,000 related to these sold securities was recorded as a transition adjustment upon adoption of ASU 2016-01 as of the beginning of the period as described in the previous paragraph.

Securities available for sale with market values of $27.3 million and $30.2 million as of December 31, 2020 and 2019, respectively, were pledged to secure advances from the Federal Reserve Bank, Discount Window facility, and for other purposes as required or permitted by law.

At year-end 2020, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies in an amount greater than 10 percent of shareholders’ equity.

Note 3 — Loans Receivable

The Board of Directors and management review and approve the Bank’s loan policy and procedures on a regular basis to reflect matters such as regulatory and organizational structure changes, strategic planning revisions, concentrations of credit, loan delinquencies and nonperforming loans, and problem loans.

Real estate loans are loans secured by liens or interest in real estate, to provide purchase, construction, and refinance on real estate properties. Commercial and industrial loans consist of commercial term loans, commercial lines of credit, SBA and international loans. Leases receivable include equipment finance agreements, which are typically secured by the business assets being financed. We maintain management loan review and monitoring departments that review and monitor pass graded loans as well as problem loans to prevent further deterioration.

Concentrations of Credit: The majority of the Bank’s loan portfolio consists of commercial real estate loans.

Loans receivable, net

Loans receivable consisted of the following as of the dates indicated:

	December 31,
	2020	2019
	(in thousands)
Real estate loans:
Commercial property
Retail	$824,606	$869,302
Hospitality	859,953	922,288
Other (1)	1,610,377	1,358,432
Total commercial property loans	3,294,936	3,150,022
Construction	58,882	76,455
Residential/consumer loans	345,831	415,698
Total real estate loans	3,699,649	3,642,175
Commercial and industrial loans	757,255	484,093
Leases receivable	423,264	483,879
Loans receivable	4,880,168	4,610,147
Allowance for credit losses	(90,426)	(61,408)
Loans receivable, net	$4,789,742	$4,548,739

(1)

Includes, among other property types, mixed-use, gas station, apartment, office, industrial, faith-based facilities and warehouse; the remaining real estate categories represent less than one percent of the Bank's total loans receivable.

The CARES Act allows financial institutions to assist customers in dealing with financial hardship by (a) providing federal funding so that financial institutions can originate SBA loans to borrowers at a low interest rate under the Paycheck Protection Program (“PPP”) loans with eventual debt forgiveness should the borrower continue to meet certain  criteria; and (b) allowing financial institutions to temporarily modify loan terms by deferring loan payments, loan fees, etc. without considering them Troubled Debt Restructures.

At December 31, 2020, there were $295.7 million of PPP loans included in commercial and industrial loans in the table above.  In addition, during 2020, a total of $1.41 billion of loans entered into payment deferrals under Section 4013 of the CARES Act.

Accrued interest on loans was $15.2 million and $10.0 million at December 31, 2020 and 2019, respectively. Accrued interest at December 31, 2020 included unpaid deferred interest receivable related to loans modified under the CARES Act of $7.5 million, net of a $1.7 million valuation allowance.

At December 31, 2020 and 2019, loans of $2.17 billion and $1.35 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following table details the information on SBA loans held for sale by portfolio segment for the years ended December 31, 2020 and 2019:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
December 31, 2020
Balance at beginning of period	$2,943	$3,077	$6,020
Originations and transfers	44,770	26,922	71,692
Sales	(39,666)	(29,386)	(69,052)
Principal paydowns and amortization	(5)	(87)	(92)
Balance at end of period	$8,042	$526	$8,568

December 31, 2019
Balance at beginning of period	$5,194	$4,196	$9,390
Originations and transfers	43,001	33,764	76,765
Sales	(45,251)	(34,865)	(80,116)
Principal paydowns and amortization	(1)	(18)	(19)
Balance at end of period	$2,943	$3,077	$6,020

Allowance for credit losses

Activity in the allowance for credit losses was as follows for the periods indicated:

	As of and for the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Allowance for credit losses:
Balance at beginning of period	$61,408	$31,974	$31,043
Adjustment related to adoption of ASU 2016-13	17,433	—	—
Adjusted balance	78,841	31,974	31,043
Less loans receivable charged off	33,952	4,588	7,310
Recoveries on loans receivable previously charged off	(3,063)	(3,852)	(4,251)
Provision for credit losses	42,474	30,170	3,990
Balance at end of period	$90,426	$61,408	$31,974

The following table details the information on the allowance for credit losses by portfolio segment for the years ended December 31, 2020 and 2019:

	Real Estate	Commercial and Industrial	Leases Receivable	Unallocated	Total
	(in thousands)
December 31, 2020
Allowance for credit losses:
Beginning balance	$36,435	$16,206	$8,767	$—	61,408
Adjustment related to adoption of ASU 2016-13	14,028	(2,497)	5,902	—	17,433
Adjusted balance	50,463	13,709	14,669	—	78,841
Less loans charged off	15,567	13,312	5,073	—	33,952
Recoveries on loans receivable previously charged off	(2,124)	(336)	(603)	—	(3,063)
Provision for credit losses	14,856	20,677	6,941	—	42,474
Ending balance	$51,876	$21,410	$17,140	$—	$90,426
Individually evaluated	$20	$7,976	$6,056	$—	$14,052
Collectively evaluated	$51,855	$13,434	$11,085	$—	$76,374
Loans receivable	$3,699,649	$757,255	$423,264	$—	$4,880,168
Individually evaluated	$65,160	$14,568	$11,234	$—	$90,961
Collectively evaluated	$3,634,489	$742,687	$412,030	$—	$4,789,207

December 31, 2019
Allowance for credit losses:
Beginning balance	$18,482	$7,162	$6,303	$27	$31,974
Less loans charged off	132	1,293	3,162	—	4,588
Recoveries on loans receivable previously charged off	(2,190)	(1,241)	(422)	—	(3,852)
Provision for credit losses	15,896	9,097	5,205	(27)	30,170
Ending balance	$36,435	$16,206	$8,767	$—	$61,408
Individually evaluated for impairment	$14,029	$8,885	$2,863	$—	$25,777
Collectively evaluated for impairment	$22,406	$7,321	$5,904	$—	$35,631
Loans receivable	$3,642,175	$484,093	$483,879	$—	$4,610,147
Individually evaluated for impairment	$45,163	$13,700	$5,902	$—	$64,765
Collectively evaluated for impairment	$3,597,012	$470,393	$477,977	$—	$4,545,382

The table below illustrates the allowance for credit losses by portfolio segment as a percentage of the recorded total allowance for credit losses and as a percentage of the aggregate recorded investment of loans receivable for the years ended December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Allowance Amount	Total Loans	Percentage of Total Loans	Allowance Amount	Total Loans	Percentage of Total Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$4,855	$824,606	16.9%	$4,911	$869,302	18.9%
Hospitality	28,801	859,953	17.6%	6,686	922,288	20.0%
Other	13,991	1,610,377	33.0%	8,060	1,358,432	29.4%
Total commercial property loans	47,647	3,294,936	67.5%	19,657	3,150,022	68.3%
Construction	2,876	58,882	1.2%	15,003	76,455	1.7%
Residential/consumer loans	1,353	345,831	7.1%	1,775	415,698	9.0%
Total real estate loans	51,876	3,699,649	75.8%	36,435	3,642,175	79.0%
Commercial and industrial loans	21,410	757,255	15.5%	16,206	484,093	10.5%
Leases receivable	17,140	423,264	8.7%	8,767	483,879	10.5%
Total	$90,426	$4,880,168	100.0%	$61,408	$4,610,147	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2020, for which repayment is expected to be obtained through the sale of the underlying collateral and any collateral dependent loans that are still accruing but are considered nonperforming.

Amortized Cost
(in thousands)
December 31, 2020
Real estate loans:
Commercial property
Retail	$6,330
Hospitality	20,612
Other	8,410
Commercial property	35,352
Construction	24,854
Residential/consumer loans	2,867
Total real estate loans	63,073
Commercial and industrial loans	41
Total (1)	$63,114

(1)

Includes, among other property types, hospitality, retail and other, mixed-use, gas station, apartment, office, industrial, faith-based facilities and warehouse; the remaining real estate categories represent less than one percent of the Bank's total loans receivable.

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

As of December 31, 2020 and 2019, the recorded investment in pass/pass-watch, special mention and classified (substandard, doubtful and loss) loans, disaggregated by loan class, were as follows:

	Pass/Pass- Watch	Special Mention	Classified	Total
	(in thousands)
December 31, 2020
Real estate loans:
Commercial property
Retail	$807,348	$3,382	$13,876	$824,606
Hospitality	788,369	26,086	45,498	859,953
Other	1,571,012	23,876	15,489	1,610,377
Total commercial property loans	3,166,729	53,344	74,863	3,294,936
Construction	34,028	—	24,854	58,882
Residential/consumer loans	337,549	5,078	3,204	345,831
Total real estate loans	3,538,306	58,422	102,921	3,699,649
Commercial and industrial loans	712,685	18,556	26,014	757,255
Leases receivable	412,030	—	11,234	423,264
Total loans receivable	$4,663,021	$76,978	$140,169	$4,880,168

December 31, 2019
Real estate loans:
Commercial property
Retail	$859,739	$2,835	$6,728	$869,302
Hospitality	915,834	939	5,515	922,288
Other	1,329,817	7,807	20,809	1,358,432
Total commercial property loans	3,105,390	11,580	33,052	3,150,022
Construction	36,956	1,613	37,886	76,455
Residential/consumer loans	410,984	3,217	1,497	415,698
Total real estate loans	3,553,329	16,410	72,436	3,642,175
Commercial and industrial loans	458,184	10,222	15,687	484,093
Leases receivable	477,977	—	5,902	483,879
Total loans receivable	$4,489,491	$26,632	$94,025	$4,610,147

At December 31, 2020, of the $155.6 million of loans modified in accordance with the provision of the CARES Act, $99.9 million were in pass/watch, $31.3 million were special mention, and $24.4 million were classified.

Loans by Vintage Year and Risk Rating

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total

December 31, 2020
Real estate loans:
Commercial property
Risk Rating
Pass / Pass Watch	$920,876	$513,962	$479,221	$343,659	$418,362	$459,366	$31,283	$3,166,729
Special Mention	23,429	2,484	8,630	1,672	14,971	2,158	—	53,344
Classified	20,307	4,276	9,239	3,084	18,712	19,115	130	74,863
Total commercial property	964,612	520,722	497,090	348,415	452,045	480,639	31,413	3,294,936

Construction
Risk Rating
Pass / Pass Watch	$33,415	$613	$—	$—	$—	$—	$—	$34,028
Special Mention	—	—	—	—	—	—	—	—
Classified	12,808	—	12,046	—	—	—	—	24,854
Total construction	46,223	613	12,046	—	—	—	—	58,882

Residential/consumer loans
Risk Rating
Pass / Pass Watch	$27,997	$962	$37,122	$127,987	$82,124	$54,004	$7,353	$337,549
Special Mention	—	—	930	$828	1,863	1,457	—	5,078
Classified	—	—	620	2,283	301	—	—	3,204
Total residential property	27,997	962	38,672	131,098	84,288	55,461	7,353	345,831

Total real estate loans
Risk Rating
Pass / Pass Watch	$982,288	$515,537	$516,343	$471,646	$500,486	$513,370	$38,636	$3,538,306
Special Mention	23,429	2,484	9,560	2,500	16,834	3,615	—	58,422
Classified	33,115	4,276	21,905	5,367	19,013	19,115	130	102,921
Total real estate loans	1,038,832	522,297	547,808	479,513	536,333	536,100	38,766	3,699,649

Commercial and industrial loans:
Risk Rating
Pass / Pass Watch	$406,486	$73,160	$54,110	$17,834	$4,464	$9,910	$146,721	$712,685
Special Mention	7,239	4,509	4,146	1,110	31	1,074	447	18,556
Classified	8,552	4,784	1,364	930	4,380	1,359	4,645	26,014
Total commercial and industrial loans	422,277	82,453	59,620	19,874	8,875	12,343	151,813	757,255

Leases receivable:
Risk Rating
Pass / Pass Watch	$113,712	$165,242	$91,408	$30,405	$10,096	$1,167	$—	$412,030
Special Mention	—	—	—	—	—	—	—	—
Classified	452	5,728	3,137	876	804	237	—	11,234
Total leases receivable	114,164	170,970	94,545	31,281	10,900	1,404	—	423,264

Total loans receivable:
Risk Rating
Pass / Pass Watch	$1,502,486	$753,939	$661,861	$519,885	$515,046	$524,447	$185,357	$4,663,021
Special Mention	30,668	6,993	13,706	3,610	16,865	4,689	447	76,978
Classified	42,119	14,788	26,406	7,173	24,197	20,711	4,775	140,169
Total loans receivable	1,575,273	775,720	701,973	530,668	556,108	549,847	190,579	4,880,168

(1)	Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

Loans by Vintage Year and Payment Performance

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total

December 31, 2020
Real estate loans:
Commercial property
Payment performance
Performing	$961,973	$520,330	$496,936	$346,029	$437,231	$471,067	$31,283	$3,264,849
Nonperforming	2,639	392	154	2,386	14,814	9,572	130	30,087
Total commercial property	964,612	520,722	497,090	348,415	452,045	480,639	31,413	3,294,936

Construction
Payment performance
Performing	$33,415	$613	$—	$—	$—	$—	$—	$34,028
Nonperforming	12,808	—	12,046	—	—	—	—	24,854
Total construction	46,223	613	12,046	—	—	—	—	58,882

Residential/consumer loans
Payment performance
Performing	$27,997	$962	$38,052	$129,669	$83,987	$55,461	$7,353	343,481
Nonperforming	—	—	620	1,429	301	—	—	2,350
Total residential property	27,997	962	38,672	131,098	84,288	55,461	7,353	345,831

Total real estate loans
Payment performance
Performing	$1,023,385	$521,905	$534,988	$475,698	$521,218	$526,528	$38,636	3,642,358
Nonperforming	15,447	392	12,820	3,815	15,115	9,572	130	57,291
Total real estate loans	1,038,832	522,297	547,808	479,513	536,333	536,100	38,766	3,699,649

Commercial and industrial loans:
Payment performance
Performing	$413,725	$77,672	$59,436	$19,002	$8,875	$12,228	$151,813	742,751
Nonperforming	8,552	4,781	184	872	—	115	—	14,504
Total commercial and industrial loans	422,277	82,453	59,620	19,874	8,875	12,343	151,813	757,255

Leases receivable:
Payment performance
Performing	113,712	165,242	91,408	30,405	10,096	1,167	—	412,030
Nonperforming	452	5,728	3,137	876	804	237	—	11,234
Total leases receivable	114,164	170,970	94,545	31,281	10,900	1,404	—	423,264

Total loans receivable:
Payment performance
Performing	$1,550,822	$764,819	$685,832	$525,105	$540,189	$539,923	$190,449	4,797,139
Nonperforming	24,451	10,901	16,141	5,563	15,919	9,924	130	83,029
Total loans receivable	$1,575,273	$775,720	$701,973	$530,668	$556,108	$549,847	$190,579	$4,880,168

(1)	Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision

Individually Evaluated Loans

Prior to the adoption of ASU 2016-13, loans were individually evaluated based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan was collateral dependent, less estimated costs to sell. If the estimated value of the individually evaluated loan was less than the recorded investment in the loan, the Company charged-off the deficiency against the allowance for loan losses or we established a specific allowance in the allowance for loan losses. Additionally, we excluded from the quarterly migration analysis individually evaluated loans when determining the amount of the allowance for loan losses required for the period.

Under ASU 2016-13, the Company reviews all loans on an individual basis when they do not share similar risk characteristics with loan pools.

The following tables provide information on individually evaluated loans receivable as of December 31, 2020 and December 31, 2019, disaggregated by loan class, as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2020
Real estate loans:
Commercial property
Retail	$6,331	$6,423	$6,330	$1	$—	$6,728	$—
Hospitality	20,612	20,627	20,612	—	—	21,120	—
Other	10,430	11,736	9,522	908	20	11,202	—
Total commercial property loans	37,373	38,786	36,464	909	20	39,050	—
Construction	24,854	26,494	24,854	—	—	27,803	—
Residential/consumer loans	2,933	3,253	2,867	66	1	2,997	—
Total real estate loans	65,160	68,533	64,185	975	21	69,850	—
Commercial and industrial loans	14,568	14,688	58	14,510	7,976	14,751	—
Leases receivable	11,233	11,237	2,318	8,915	6,056	13,147	758
Total	$90,961	$94,458	$66,561	$24,400	$14,053	$97,748	$758

December 31, 2019
Real estate loans:
Commercial property
Retail	$434	$459	$111	$323	$19	$894	$13
Hospitality	244	400	22	223	24	1,683	—
Other	14,864	15,151	14,696	167	12	10,619	168
Total commercial property loans	15,542	16,010	14,829	713	55	13,196	181
Construction	27,201	28,000	—	27,201	13,973	18,421	249
Residential/consumer loans	2,421	2,751	2,309	112	1	2,845	66
Total real estate loans	45,164	46,761	17,138	28,026	14,029	34,462	495
Commercial and industrial loans	13,700	14,090	143	13,557	8,885	19,361	512
Leases receivable	5,902	5,909	1,112	4,790	2,863	4,854	44
Total	$64,766	$66,760	$18,393	$46,373	$25,778	$58,677	$1,052

December 31, 2018
Real estate loans:
Commercial property
Retail	$2,166	$2,207	$1,894	$272	$—	$2,001	$183
Hospitality	4,282	5,773	4,032	250	—	7,285	482
Other	7,525	8,016	6,253	1,272	1	7,978	601
Total commercial property loans	13,973	15,996	12,179	1,794	1	17,264	1,266
Construction	—	—	—	—	—	—	—
Residential/consumer loans	1,627	2,002	1,534	93	—	2,952	151
Total real estate loans	15,600	17,998	13,713	1,887	1	20,216	1,417
Commercial and industrial loans	4,396	4,601	1,644	2,752	428	3,568	211
Leases receivable	5,129	5,162	1,256	3,873	1,383	5,229	46
Total	$25,125	$27,761	$16,613	$8,512	$1,812	$29,013	$1,674

The following is a summary of interest foregone on individually evaluated loans for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Interest income that would have been recognized had individually evaluated loans performed in accordance with their original terms	$5,438	$3,439	$2,808
Less: Interest income recognized on individually evaluated loans	(758)	(1,279)	(1,674)
Interest foregone on individually evaluated loans	$4,680	$2,160	$1,134

There were no commitments to lend additional funds to borrowers whose loans or leases are included above.

Nonaccrual Loans and Nonperforming Assets

The following tables represent the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of December 31, 2020 and 2019.

	December 31, 2020
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Retail	$6,331	$—	$—	$6,331
Hospitality	20,612	—	—	20,612
Other	2,236	909	—	3,145
Commercial property loans	29,179	909	—	30,088
Construction loans	24,854	—	—	24,854
Residential/consumer loans	2,350	—	—	2,350
Total real estate loans	56,383	909	—	57,292
Commercial and industrial loans	58	14,449	—	14,507
Leases receivable	2,318	8,915	—	11,233
Total	$58,759	$24,273	$—	$83,032

	December 31, 2019
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Retail	$111	$166	$—	$277
Hospitality	3	222	—	225
Other	14,697	167	—	14,864
Commercial property loans	14,811	555	—	15,366
Construction loans	—	27,201	—	27,201
Residential/consumer loans	1,778	35	—	1,813
Total real estate loans	16,589	27,791	—	44,380
Commercial and industrial loans	143	13,336	—	13,479
Leases receivable	1,112	4,790	—	5,902
Total	$17,844	$45,917	$—	$63,761

The following is an aging analysis of loans, disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
	(in thousands)
December 31, 2020
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$824,606	$824,606
Hospitality	—	—	11,076	11,076	848,877	859,953
Other	—	—	731	731	1,609,646	1,610,377
Total commercial property loans	—	—	11,807	11,807	3,283,129	3,294,936
Construction	—	12,807	—	12,807	46,075	58,882
Residential/consumer loans	4,693	461	564	5,718	340,113	345,831
Total real estate loans	4,693	13,268	12,371	30,332	3,669,317	3,699,649
Commercial and industrial loans	282	27	12,487	12,796	744,459	757,255
Leases receivable	4,051	1,786	4,675	10,512	412,752	423,264
Total loans receivable	$9,026	$15,081	$29,533	$53,640	$4,826,528	$4,880,168

December 31, 2019
Real estate loans:
Commercial property
Retail	$6	$132	$111	$249	$869,053	$869,302
Hospitality	907	—	—	907	921,381	922,288
Other	51	—	38	89	1,358,344	1,358,432
Total commercial property loans	964	132	149	1,245	3,148,778	3,150,022
Construction	—	—	—	—	76,455	76,455
Residential/consumer loans	540	1,657	309	2,507	413,191	415,697
Total real estate loans	1,504	1,789	458	3,752	3,638,424	3,642,175
Commercial and industrial loans	635	133	143	911	483,183	484,093
Leases receivable	5,358	2,138	3,493	10,990	472,889	483,879
Total loans receivable	$7,497	$4,060	$4,094	$15,652	$4,594,496	$4,610,147

There were no loans that were 90 days or more past due and accruing interest as of December 31, 2020 and 2019. In addition, $53.4 million and $60.9 million of loans past due less than 90 days were classified as nonaccrual at December 31, 2020 and 2019, respectively.

At December 31, 2020, all $155.6 million of currently modified loans under the CARES Act were classified as current.  For loans previously modified under the CARES Act, $4.9 million were 30-59 days past due, $1.7 million were 60-89 days past due, and $13.9 million were 90 days or more past due.

The following table details nonaccrual loans, disaggregated by loan class, as of the dates indicated:

	As of December 31,
	2020	2019
	(in thousands)
Real estate loans:
Commercial property
Retail	$6,330	$277
Hospitality	20,612	225
Other	3,145	14,864
Total commercial property loans	30,087	15,366
Construction	24,854	27,201
Residential/consumer loans	2,350	1,813
Total real estate loans	57,291	44,380
Commercial and industrial loans	14,507	13,479
Leases receivable	11,234	5,902
Total nonaccrual loans	$83,032	$63,761

The following table details nonperforming assets as of the dates indicated:

	As of December 31,
	2020	2019
	(in thousands)
Nonaccrual loans	$83,032	$63,761
Loans receivable 90 days or more past due and still accruing	—	—
Total nonperforming loans receivable	83,032	63,761
Other real estate owned ("OREO")	2,360	63
Total nonperforming assets	$85,392	$63,824

OREO consisted of four properties with a combined carrying value of $2.4 million as of December 31, 2020, and two properties with a combined carrying value of $63,000 as of December 31, 2019. OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019.

Troubled Debt Restructuring

The following table details the recorded investment in TDRs, disaggregated by concession type and by loan type, as of December 31, 2020 and 2019:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
December 31, 2020
Real estate loans	$1,095	$3,334	$12,492	$—	$16,921	$513	$—	$67	$7,290	$7,870
Commercial and industrial loans	—	144	—	—	144	—	—	4	56	60
Total	$1,095	$3,478	$12,492	$—	$17,065	$513	$—	$71	$7,346	$7,930

December 31, 2019
Real estate loans	$689	$132	$27,740	$13,926	$42,487	$531	$—	$77	$—	$608
Commercial and industrial loans	—	153	12,527	312	12,991	—	36	71	114	222
Total	$689	$285	$40,266	$14,238	$55,478	$531	$36	$148	$114	$830

All TDRs are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. At December 31, 2020 and 2019, TDRs were subjected to specific impairment analysis. We determined an impairment allowance of $16,000 and $22.7 million as of December 31, 2020 and 2019, respectively, related to these loans and such allowances were included in the allowance for credit losses.

The following table presents the number of loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2020, 2019 and 2018 with their pre- and post-modification recorded amounts.

	December 31, 2020			December 31, 2019			December 31, 2018
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands except for number of loans)
Real estate loans	5	$4,479	$3,676	6	$41,292	$42,329	—	$—	$—
Commercial and industrial loans	—	—	—	2	12,779	12,562	2	684	664
Total	5	$4,479	$3,676	8	$54,071	$54,892	2	$684	$664

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. One loan for $398,000 defaulted during the twelve months ended December 31, 2020 following modification. During the year ended December 31, 2019, one loan for $132,000 defaulted within the twelve-month period following modification. The allowance for credit losses resulting from these defaulted loans were $3,000 and $0 as of December 31, 2020 and 2019.

Note 4 — Servicing Assets

The changes in servicing assets for the years ended December 31, 2020 and 2019 were as follows:

	As of December 31,
	2020	2019
	(in thousands)
Balance at beginning of period	$6,956	$8,520
Addition related to sale of SBA loans	1,517	1,699
Amortization	(2,261)	(3,263)
Balance at end of period	$6,212	$6,956

At December 31, 2020 and 2019, we serviced the loans sold to unaffiliated parties in the amount of $429.4 million and $422.3 million, respectively. These represent loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

The Company recorded servicing fee income of $4.2 million, $4.4 million and $4.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Net amortization expense was $2.0 million, $2.8 million and $2.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Servicing fee income, net of amortization of servicing assets and liabilities, is included in other operating income in the consolidated statements of income.

The fair value of servicing rights was $6.9 million at year-end 2020. Fair value at year-end 2020 was determined using discount rates ranging from 9.3 percent to 12.2 percent and prepayment speeds ranging from 11.8 percent to 19.1 percent, depending on the stratification of the specific right.

Note 5 — Premises and Equipment

The following is a summary of the major components of premises and equipment:

	As of December 31,
	2020	2019
	(in thousands)
Land	$6,850	$7,980
Building and improvements	12,423	14,120
Furniture and equipment	31,973	27,358
Leasehold improvements	14,813	12,715
Leased equipment	880	879
	66,939	63,052
Accumulated depreciation and amortization	(40,508)	(36,982)
Total premises and equipment, net	$26,431	$26,070

Depreciation and amortization expense related to premises and equipment was $4.0 million, $3.3 million and $2.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 6 — Leases

The Company enters into leases in the normal course of business primarily for financial centers, back-office operations locations, business development offices, information technology data centers and information technology equipment.  The Company’s leases have remaining terms ranging from one to thirteen years, some of which include renewal or termination options to extend the lease for up to five years.

The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option.  In addition, the Company has elected to account for any non-lease components in its real estate leases as part of the associated lease component.  The Company has also elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company’s balance sheet.

Leases are classified as operating or finance leases at the lease commencement date.  Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the term of the lease.  Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term.

The Company adopted ASU 2016-02, Leases (Topic 842), effective January 1, 2019. In determining whether a contract contained a lease, we determined whether an arrangement was or included a lease at contract inception. Operating lease right-of-use asset and liability were recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. The opening balance for both our right-of-use asset and lease liability were $40.9 million as of the adoption date of January 1, 2019 and outstanding balances were $52.2 million and $54.0 million, respectively, as of December 31, 2020. The outstanding balances of the right-of-use asset and lease liability were $36.5 million and $37.2 million, respectively, as of December 31, 2019.

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

We lease our premises under non-cancelable operating leases. At December 31, 2020, future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2021	7,519
2022	7,261
2023	7,044
2024	6,526
2025	6,060
Thereafter	25,730
Remaining lease commitments	60,140
Interest	(6,177)
Present value of lease liability	$53,963

For the years ended December 31, 2020, 2019 and 2018, net rental expenses recorded under such leases amounted to $8.5 million, $7.9 million, and $7.4 million, respectively.

Weighted average remaining lease terms for the Company’s operating leases were 8.75 years and 8.57 years, respectively, as of December 31, 2020 and 2019. Weighted average discount rates used for the Company’s operating leases were 2.43 percent and 3.24 percent, respectively, as of December 31, 2020 and 2019. Net lease expense recognized for the twelve months ended December 31, 2020 and 2019 was $8.5 million and $7.9 million, respectively. This included operating lease costs of $8.5 million and $8.0 million and sublease income of $132,000 and $132,000, respectively, for the twelve months ended December 31, 2020 and 2019. The Company chose the practical expedients and reviewed the lease and non-lease components for any impairment or otherwise, subsequently determining that no cumulative-effect adjustment to equity was necessary as part of implementing the modified retrospective approach for its adoption of ASC 842.

Cash paid, and included in cash flows from operating activities, for amounts included in the measurement of the lease liability for the Company's operating leases for the twelve months ended December 31, 2020 and 2019 was $7.6 million and $7.2 million, respectively.

Note 7 — Goodwill and other intangibles

The third-party originators intangible of $483,000 and goodwill of $11.0 million were recorded as a result of the acquisition of a leasing portfolio in 2016. The core deposit intangible of $2.2 million was recognized for the core deposits acquired in a 2014 acquisition. The Company's intangible assets were as follows for the periods indicated:

		December 31, 2020			December 31, 2019
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Core deposit intangible	10 years	$2,213	$(1,746)	$467	$2,213	$(1,567)	$646
Third-party originators intangible	7 years	483	(369)	114	483	(287)	196
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$13,727	$(2,115)	$11,612	$13,727	$(1,854)	$11,873

Intangible assets amortization expense for the years ended December 31, 2020, 2019 and 2018 was $261,000, $309,000 and $362,000, respectively, and estimated future amortization expense related to the Core Deposit Intangible and the third-party originators intangible for each of the next five years is as follows:

Amount
(in thousands)
2021	$216
2022	171
2023	126
2024	68
2025	—
Thereafter	—
$581

The Company performed its annual goodwill impairment analysis in the fourth quarter of 2020 and determined no impairment existed as of December 31, 2020. As of December 31, 2020, management was not aware of any circumstances that would indicate impairment of goodwill or other intangible assets. There were no impairment charges related to intangible assets recorded in earnings in the three years ended December 31, 2020.

Note 8 — Deposits

Time deposits at or exceeding the FDIC insurance limit of $250,000 at year-end 2020 and 2019 were $311.8 million and $299.9 million, respectively.

At December 31, 2020, the scheduled maturities of time deposits are as follows:

Year Ending December 31,	Time Deposits of $250,000 or More	Other Time Deposits	Total
	(in thousands)
2021	$296,455	$825,677	$1,122,132
2022	14,315	115,832	130,148
2023	804	22,881	23,685
2024	—	5,382	5,382
2025 & thereafter	264	2,089	2,352
Total	$311,838	$971,861	$1,283,699

A summary of interest expense on deposits was as follows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Demand: interest-bearing	$70	$116	$106
Money market and savings	11,016	23,556	16,182
Time deposits of $250,000 or more	3,521	6,338	9,598
Other time deposits	19,387	33,095	17,194
Total interest expense on deposits	$33,994	$63,105	$43,080

Accrued interest payable on deposits was $4.6 million and $11.2 million at December 31, 2020 and 2019, respectively. Total deposits reclassified to loans due to overdrafts at December 31, 2020 and 2019 were $241,000 and $1.5 million, respectively.

Note 9 — Borrowings

Borrowings consisted of FHLB advances, which represent collateralized obligations with the FHLB. The following is a summary of contractual maturities of FHLB advances:

	As of December 31,
	2020		2019
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Overnight advances	$—	0.00%	$15,000	1.66%
Advances due within 12 months	50,000	1.61%	25,000	1.75%
Advances due over 12 months through 24 months	50,000	1.62%	25,000	1.66%
Advances due over 24 months through 36 months	50,000	0.97%	25,000	1.72%
Outstanding advances	$150,000	1.40%	$90,000	1.70%

The following is financial data pertaining to FHLB advances:

	As of December 31,
	2020	2019	2018
	(dollars in thousands)
Weighted-average interest rate at end of year	1.40%	1.70%	2.56%
Weighted-average interest rate during the year	1.42%	1.89%	1.94%
Average balance of FHLB advances	$156,601	$40,374	$174,452
Maximum amount outstanding at any month-end	$300,000	$285,000	$300,000

We have pledged loans receivable with market values of $2.17 billion as collateral with the FHLB for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is $1.73 billion, of which $1.44 billion remained available as of December 31, 2020. At December 31, 2020, we had $26.3 million available for use through the Federal Reserve Bank of San Francisco Discount Window, as we pledged securities with carrying values of $27.3 million, and there were no borrowings.

At December 31, 2020, advances from the FHLB were $150.0 million, an increase of $60.0 million from $90.0 million at December 31, 2019, and all of the FHLB advances were term borrowings at December 31, 2020. For the years ended December 31, 2020, 2019 and 2018, interest expense on FHLB advances were $2.2 million, $763,000 and $3.4 million, respectively, and the weighted-average interest rates were 1.42 percent, 1.89 percent and 1.94 percent, respectively.  There were no outstanding borrowings on the FRB PPP Lending Facility as of December 31, 2020 and available borrowing capacity was $300.4 million, which was extended through March 31, 2021.

Note 10 — Subordinated Debentures

The Company issued Fixed-to-Floating Subordinated Notes (“Notes”) of $100.0 million on March 21, 2017, with a final maturity on March 30, 2027. The Notes have an initial fixed interest rate of 5.45 percent per annum, payable semi-annually on March 30 and September 30 of each year. From and including March 30, 2022 and thereafter, the Notes bear interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.315 percent payable quarterly. If the then current three-month LIBOR is less than zero, three-month LIBOR will be deemed to be zero. Debt issuance cost was $2.3 million, which is being amortized through the Note’s maturity date. At December 31, 2020 and 2019, the balance of Notes included in the Company’s Consolidated Balance Sheet, net of debt issuance cost, was $98.5 million and $98.3 million. The amortization of debt issuance cost was $205,000, $193,000 and $182,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005 which issued $26.0 million of Trust Preferred Securities (“TPS”) at a 6.26 percent fixed rate for the first five years and a variable rate at the three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At December 31, 2020 and 2019, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $6.4 million and $6.8 million, was $20.4 million and $20.0 million. The amortization of discount was $390,000, $376,000 and $356,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Unrecognized tax benefits at beginning of year	$73	$202	$1,039
Gross decreases for tax positions of prior years	(73)	(202)	—
Lapse of statute of limitations	—	—	(837)
Gross increase for new tax positions	—	73	—
Unrecognized tax benefits (expense) at end of year	$—	$73	$202

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $0, $73,000 and $202,000 as of December 31, 2020, 2019 and 2018, respectively.

For the year ended December 31, 2020, unrecognized tax benefits decreased by $73,000 related to the filing of state income tax returns for open tax years in jurisdictions in which the Company had nexus. For the year ended December 31, 2019, unrecognized tax benefits decreased by $129,000 related to state taxes, primarily in connection with the settlement of the California Franchise Tax Board 2008 and 2009 examinations. For the year ended December 31, 2018, unrecognized tax benefits decreased by $837,000 in connection with California Enterprise Zone interest deductions as result of the lapse of the statute of limitations.

The Company does not have any open uncertain tax positions as of December 31, 2020. We account for potential interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest and penalties are included within accrued expenses and other liabilities on the Consolidated Balance Sheets.

As of December 31, 2020, the Company is subject to examination by various taxing authorities for its federal tax returns for the for the years ending December 31, 2017 through 2019 and state tax returns for the years ending December 31, 2016 through 2019.

A summary of the provision for income taxes was as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Current expense:
Federal	$10,565	$18,737	$13,415
State	6,310	9,377	5,293
Total current expense	16,875	28,114	18,708
Deferred expense (benefit):
Federal	$663	(10,515)	3,428
State	(239)	(3,039)	3,966
Total deferred expense	424	(13,554)	7,394
Income tax expense	$17,299	$14,560	$26,102

Deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Deferred tax assets:
Provision for loan losses	$26,883	$18,401	$10,035
Purchase accounting	3,902	3,912	2,724
Net operating loss carryforward	15,342	15,453	17,609
Unrealized loss on securities available for sale	—	—	2,457
Mark to market	—	261	—
Lease liability	15,562	10,716	—
Tax credits	—	198	561
State taxes	1,223	1,739	1,138
Other	3,669	3,766	2,955
Total deferred tax assets	66,581	54,446	37,479
Deferred tax liabilities:
Mark to market	(1,660)	—	(4,719)
Depreciation	(631)	(388)	(467)
Unrealized gain loss on securities available for sale	(1,247)	(1,370)	—
Leases - right of use assets	(15,044)	(10,517)	—
Other	(2,228)	(532)	—
Total deferred tax liabilities	(20,810)	(12,807)	(5,186)
Valuation allowance	(4,352)	(4,852)	(4,852)
Net deferred tax assets	$41,418	$36,787	$27,441

As of each reporting date, management considers the realizability of deferred tax assets based on management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. As of December 31, 2020, management determined that a valuation allowance of $4.4 million was appropriate against certain state net operating losses and certain state tax credits. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. As of December 31, 2019, management determined a valuation allowance of $4.9 million was appropriate against certain state net operating losses and certain state tax credits.

As of December 31, 2020, the Company had net operating loss carryforwards of $14.8 million and $214.8 million for federal and state income tax purposes, respectively. The federal net operating loss carryforwards of $14.8 million expire at various dates from 2034 to 2035. The state net operating loss carryforwards include California of $152.3 million which expire at various dates from 2031 through 2035, and Illinois of $62.5 million which expire at various dates from 2024 to 2025. As of December 31, 2020, the Company had zero state low income housing tax credit carryforwards.

Reconciliation between the federal statutory income tax rate and the effective tax rates is shown in the following table:

	Year Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	21.00%	21.00%	21.00%
State taxes, net of federal tax benefits	7.86%	9.39%	9.50%
Tax credit - federal	(2.68)%	(3.49)%	(2.37)%
Federal rate adjustment, net of federal benefits of state	0.00%	0.00%	1.32%
Low-income housing amortization	3.02%	4.17%	2.40%
Other	(0.12)%	(0.32)%	(0.76)%
Effective tax rate	29.08%	30.75%	31.09%

The CARES Act includes provisions for tax payment relief, significant business incentives, and certain corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for entities includes a five-year net operating loss carry back, increases in interest expense deduction limits, accelerates alternative minimum tax credit refunds, provides payroll tax relief, and provides a technical correct to allow accelerated deductions for qualified improvement property. ASC Topic 740, Income Taxes, requires the effect of changes in tax law be recognized in the period in which new legislation is enacted. The enactment of the CARES Act was not material to the Company’s income taxes for the year ended December 31, 2020.

Note 12 — Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income for the year ended December 31, 2020, 2019 and 2018 was as follows:

	Unrealized Gains and Losses on Available-for- Sale Securities	Tax Benefit (Expense)	Total
	(in thousands)
For the year ended December 31, 2020
Balance at beginning of period	$4,752	$(1,370)	$3,382
Other comprehensive income (loss) before reclassification	15,283	123	15,406
Reclassification from accumulated other comprehensive income	(15,712)	—	(15,712)
Net current period other comprehensive income	(429)	123	(306)
Balance at end of period	$4,323	$(1,247)	$3,076

For the year ended December 31, 2019
Balance at beginning of period	$(8,536)	$2,457	$(6,079)
Other comprehensive income (loss) before reclassification	14,583	(3,827)	10,756
Reclassification from accumulated other comprehensive income	(1,295)	—	(1,295)
Net current period other comprehensive income	13,288	(3,827)	9,461
Balance at end of period	$4,752	$(1,370)	$3,382

For the year ended December 31, 2018
Balance at beginning of period	$(3,188)	$1,319	$(1,869)
Other comprehensive income (loss) before reclassification	(5,790)	1,684	(4,106)
Reclassification from accumulated other comprehensive income	(87)	—	(87)
Adjustments to accumulated other comprehensive income	529	(546)	(17)
Net current period other comprehensive income	(5,348)	1,138	(4,210)
Balance at end of period	$(8,536)	$2,457	$(6,079)

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

For the year ended December 31, 2020, there was a reclassification from accumulated other comprehensive income to net gain on sales of securities in noninterest income. Net unrealized gain of $15.3 million related to these sold securities had previously been recorded in accumulated other comprehensive income or loss.

For the year ended December 31, 2019, there was a $1.3 million reclassification from accumulated other comprehensive income to net gain on sales of securities in noninterest income. Net unrealized gains of $586,000 related to these sold securities had previously been recorded in accumulated other comprehensive income or loss. For the year ended December 31, 2018, there was a $87,000 reclassification from accumulated other comprehensive income to net gain on sales of securities in noninterest income. Net unrealized losses of $413,000 related to these sold securities had previously been recorded in accumulated other comprehensive income or loss.

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

At December 31, 2020, the Bank’s capital ratios exceeded the minimum requirements to place the Bank in the “well capitalized” category and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5 percent became effective on January 1, 2019, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Bank’s capital conservation buffer was 6.86 percent and 6.64 percent and the Company's capital conservation buffer was 5.93 percent and 5.78 percent as of December 31, 2020 and 2019, respectively.

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (“CBLR”), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Act.  The final rule became effective January 1, 2020, however the Company opted out of the CBLR as of December 31, 2020.

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

The capital ratios of Hanmi Financial and the Bank as of December 31, 2020 and 2019 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2020
Total capital (to risk-weighted assets):
Hanmi Financial	$743,091	15.21%	$390,884	8.00%	N/A	N/A
Hanmi Bank	$726,532	14.86%	$391,114	8.00%	$488,893	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$583,076	11.93%	$293,163	6.00%	N/A	N/A
Hanmi Bank	$665,058	13.60%	$293,336	6.00%	$391,114	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$562,647	11.52%	$219,872	4.50%	N/A	N/A
Hanmi Bank	$665,058	13.60%	$220,002	4.50%	$317,780	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$583,076	9.49%	$245,882	4.00%	N/A	N/A
Hanmi Bank	$665,059	10.83%	$245,736	4.00%	$307,170	5.00%

December 31, 2019
Total capital (to risk-weighted assets):
Hanmi Financial	$714,288	15.11%	$378,059	8.00%	N/A	N/A
Hanmi Bank	$691,024	14.64%	$377,516	8.00%	$471,895	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$556,820	11.78%	$283,544	6.00%	N/A	N/A
Hanmi Bank	$631,978	13.39%	$283,137	6.00%	$377,516	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$536,781	11.36%	$212,658	4.50%	N/A	N/A
Hanmi Bank	$631,978	13.39%	$212,353	4.50%	$306,732	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$556,820	10.15%	$219,367	4.00%	N/A	N/A
Hanmi Bank	$631,978	11.56%	$218,748	4.00%	$273,435	5.00%

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

We record securities available for sale at fair value on a recurring basis. Certain other assets, such as loans held for sale, nonperforming loans, OREO, bank-owned premises, and core deposit intangible, are recorded at fair value on a non-recurring basis. Non-recurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the re-measurement is performed.

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

Derivatives – The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).  Our derivatives are traded in an over-the-counter market where quoted market prices are not always available.  Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs.  The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position.  The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

Loans held for sale – All loans held for sale are SBA loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At December 31, 2020 and 2019, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Nonperforming loans – Nonaccrual loans receivable and performing restructured loans receivable are considered nonperforming for reporting purposes and are measured and recorded at fair value on a non-recurring basis. All nonperforming loans with a carrying balance over $250,000 are individually evaluated for the amount of impairment, if any. Nonperforming loans with a carrying balance of $250,000 or less are evaluated collectively. However, from time to time, nonrecurring fair value adjustments to collateral dependent nonperforming loans are recorded based on either the current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value reported on older appraisals that are then adjusted based on recent market trends, a Level 3 measurement.

OREO – Fair value of OREO is based primarily on third party appraisals, less costs to sell and result in a Level 3 classification of the inputs for determining fair value. Appraisals are required annually and may be updated more frequently as circumstances require and the fair value adjustments are made to OREO based on the updated appraised value of the property.

Other repossessed assets – Fair value of equipment from leasing contracts is based primarily on a third party valuation service, less costs to sell and result in a Level 3 classification of the inputs for determining fair value.  Valuations are required at the time the asset is repossessed and may be subsequently updated periodically due to the Company’s short-term possession of the asset prior it is sale or as circumstances require and the fair value adjustments are made to the asset based on its value prior to sale.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2020 and 2019, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Total Fair Value
	(in thousands)
December 31, 2020
Assets:
Securities available for sale:
U.S. Treasury securities	$10,132	$—	$—	$10,132
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	519,241	—	519,241
Collateralized mortgage obligations	—	133,601	—	133,601
Debt securities	—	90,807	—	90,807
Total U.S. government agency and sponsored agency obligations	—	743,649	—	743,649
Total securities available for sale	$10,132	$743,649	$—	$753,781
Derivative financial instruments	$—	$1,088	$—	$1,088

Liabilities:
Derivative financial instruments	$—	$1,149	$—	$1,149

December 31, 2019
Assets:
Securities available for sale:
U.S. Treasury securities	$35,205	$—	$—	$35,205
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	410,800	—	410,800
Collateralized mortgage obligations	—	164,592	—	164,592
Debt securities	—	23,879	—	23,879
Total U.S. government agency and sponsored agency obligations	—	599,272	—	599,272
Total securities available for sale	$35,205	$599,272	$—	$634,477

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of December 31, 2020 and 2019, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
	Total	Prices in Active Markets for Identical Assets	Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs
	(in thousands)
December 31, 2020
Assets:
Collateral dependent loans (1)	$63,114	$—	$—	$63,114
Other real estate owned	2,360	—	—	2,360
Repossessed personal property	857	—	—	857

December 31, 2019
Assets:
Collateral dependent loans (2)	$31,049	$—	$—	$31,049
Other real estate owned	63	—	—	63
Bank-owned premises	1,900	—	—	1,900

(1)	Consisted of real estate loans of $63.1 million, commercial and industrial loans of $41,000.
(2)	Consisted of real estate loans of $27.2 million and commercial and industrial loans of $3.9 million. $27.2 million was secured by real estate and $3.9 million was secured by personal property.

The following table represents quantitative information about Level 3 fair value comments for assets measured at fair value on a non-recurring basis at December 31, 2020 and 2019:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
December 31, 2020
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$6,330	Market approach	Market data comparison	(45)% to 35% / 14%
Hospitality	20,612	Market approach	Market data comparison	(3)
Other	8,410	Market approach	Market data comparison	(55)% to 34% / 15% (2)
Construction	24,854	Market approach	Market data comparison	(20)% to 12% / (8)%
Residential/consumer loans	2,867	Market approach	Market data comparison	(13)% to 15% / 6% (2)
Total real estate loans	63,073
Commercial and industrial loans:
Commercial term	41	Market approach	Market data comparison	(9)% to 15% / 6% (2)
Total	$63,114

Other real estate owned	$2,360	Market approach	Market data comparison	(35)% to 15% / (14)%

Repossessed personal property	857	Market approach	Market data comparison	(4)

December 31, 2019
Collateral dependent loans:
Real estate loans:
Commercial property
Other	$13,926	Market approach	Market data comparison	(1)
Construction	13,228	Market approach	Market data comparison	(3)% to 43% /21% (2)
Total real estate loans	27,154
Commercial and industrial loans:
Commercial lines of credit	3,895	Market approach	Market data comparison	(8)% to 42% /18% (2)
Total	$31,049

Other real estate owned	$63	Market approach	Market data comparison	(3)

Bank-owned premises	1,900	Market approach	Market data comparison	(30)% to 55% /(2)% (2)

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

(3)	No discount weighted average range available given primary valuation methodology is via discounted cash flow analysis (DCF) for going concern properties.
(4)

The equipment is usually too low in value to use a professional appraisal service. The values are determined internally using a combination of auction values, vendor recommendations and sales comparisons depending on the equipment type. Some highly commoditized equipment, such as commercial trucks have services that provide industry values.

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

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). This standard, among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we have concluded that the carrying amounts approximate fair value, the fair value estimates shown below are based on an exit price notion as of December 31, 2020 and 2019, as required by ASU 2016-01. The financial instruments for which we have concluded that the carrying amounts approximate fair value include: cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits.

The estimated fair values of financial instruments were as follows:

	December 31, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$391,849	$391,849	$—	$—
Securities available for sale	753,781	10,132	743,649	—
Loans held for sale	8,568	—	9,270	—
Loans receivable, net of allowance for credit losses	4,789,742	—	—	4,755,302
Accrued interest receivable	16,363	16,363	—	—
Financial liabilities:
Noninterest-bearing deposits	1,898,766	—	1,898,766	—
Interest-bearing deposits	3,376,242	—	—	3,380,179
Borrowings and subordinated debentures	268,972	—	151,714	118,809
Accrued interest payable	4,564	4,564	—	—

	December 31, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$121,678	$121,678	$—	$—
Securities available for sale	634,477	35,205	599,272	—
Loans held for sale	6,020	—	6,382	—
Loans receivable, net of allowance for credit losses	4,548,739	—	—	4,520,322
Accrued interest receivable	11,742	11,742	—	—
Financial liabilities:
Noninterest-bearing deposits	1,391,624	—	1,391,624	—
Interest-bearing deposits	3,307,338	—	—	3,317,867
Borrowings and subordinated debentures	208,377	—	89,831	118,807
Accrued interest payable	11,215	11,215	—	—

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

Loans receivable, net of allowance for credit losses – The fair value of loans receivable is estimated based on the discounted cash flow approach. To estimate the fair value of the loans, certain loan characteristics such as account types, remaining terms, annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances are considered. Additionally, the Company’s prior charge-off rates and loss ratios as well as various other assumptions relating to credit, interest, and prepayment risks are used as part of valuing the loan portfolio. Subsequently, the loans were individually evaluated by sorting and pooling them based on loan types, credit risk grades, and payment types. Consistent with the requirements of ASU 2016-01 which was adopted by the Company on January 1, 2018, the fair value of the Company's loans receivable is considered to be an exit price notion as of December 31, 2020 (Level 3).

The fair value of collateral dependent loans is estimated based on the net realizable fair value of the collateral or the observable market price of the most recent sale or quoted price from loans held for sale. The Company does not record loans at fair value on a recurring basis. Nonrecurring fair value adjustments to collateral dependent loans are recorded based on the current appraised value of the collateral (Level 3).

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

Note 15 — Share-based Compensation

At December 31, 2020, we had two incentive plans; the 2007 Equity Compensation Plan (the “2007 Plan”) and the 2013 Equity Compensation Plan (the “2013 Plan” and with 2007 Plan, the “Plans”).

The Company may provide awards of options, stock appreciation rights, restricted stock awards, restricted stock unit awards, shares granted as a bonus or in lieu of another award, dividend equivalent, other stock-based award or performance award, together with any other right or interest to a participant. Plan participants include executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. Although no future stock options may be granted, certain employees, directors and officers of Hanmi Financial and its subsidiaries still hold options to purchase Hanmi Financial common stock under the 2007 Plan. Under the 2013 Plan, we may grant equity incentive awards for up to 1,500,000 shares of common stock. As of December 31, 2020, 263,523 shares were still available for issuance under the 2013 Plan.

The table below provides the share-based compensation expense and related tax benefits for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Share-based compensation expense	$2,544	$3,125	$3,515
Related tax benefits	$734	$941	$984

As of December 31, 2020, unrecognized share-based compensation expense was $2.5 million with an average expected recognition period of 1.5 years.

2013 and 2007 Equity Compensation Plans

Stock Options

All stock options granted under the Plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock options granted generally vest based on three to five years of continuous service and expire ten years from the date of grant. New shares of common stock are issued or treasury shares are utilized upon the exercise of stock options. There were no options granted during the three years ended December 31, 2020.

The following information under the Plans is presented for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Fair value of options vested	$—	$—	$184
Total intrinsic value of options exercised (1)	$—	$842	$—
Cash received from options exercised	$—	$2,979	$—

(1)	Intrinsic value represents the difference between the closing stock price on the exercise date and the exercise price, multiplied by the number of options.

The following is a summary of stock option transactions under the Plans for the periods indicated:

	Year Ended December 31,
	2020		2019		2018
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Options outstanding at beginning of period	156,438	$18.84	338,338	$17.52	364,088	$17.86
Options exercised	—	$—	(181,900)	$16.38	(25,750)	$22.06
Options forfeited	(30,500)	$15.73	—	$—	—	$—
Options expired	—	$—	—	$—	—	$—
Options outstanding at end of period	125,938	$19.59	156,438	$18.84	338,338	$17.52
Options exercisable at end of period	125,938	$19.59	156,438	$18.84	338,338	$17.52

As of December 31, 2020, there was no unrecognized compensation cost related to nonvested stock options granted under the plan, and all stock options issued under the plan had vested.

As of December 31, 2020, stock options outstanding under the Plans were as follows:

	Options Outstanding				Options Exercisable
	Number of Shares	Intrinsic Value (1)	Weighted- Average Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
$10.80 to $14.99	4,938	$—	$12.54	1.95 years	4,938	$—	$12.54	1.95 years
$15.00 to $19.99	50,000	—	16.43	2.66 years	50,000	—	16.43	2.66 years
$20.00 to $24.83	71,000	—	22.31	3.84 years	71,000	—	22.31	3.84 years
	125,938	$—	$19.59		125,938		$19.59

(1)

Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $11.34 as of December 31, 2020, and the exercise price, multiplied by the number of options. This value is presented in thousands.

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

The table below provides information for restricted stock awards under the 2013 Plan for the periods indicated:

	2020		2019		2018
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	296,201	$22.91	304,595	$21.98	317,783	$21.09
Restricted stock granted	125,896	$8.51	181,204	$22.05	156,771	$25.02
Restricted stock vested	(137,892)	$24.68	(99,527)	$27.56	(106,674)	$27.11
Restricted stock forfeited	(40,497)	$16.55	(90,071)	$13.78	(63,285)	$15.38
Restricted stock at end of period	243,708	$15.60	296,201	$22.91	304,595	$21.98

As of December 31, 2020, there was $2.5 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 was $1.4 million, $2.1 million, and $3.0 million, respectively.

During the twelve months ended December 31, 2020, the Company granted to members of executive management 23,937 performance stock units (PSUs) with a grant date fair value of $231,000 from the 2013 Equity Compensation Plan.  PSUs are similar to restricted stock awards, except the recipient does not receive the stock immediately, but instead receives it in accordance to a vesting plan and distribution schedule after achieving required performance milestones and upon remaining with the Company for a particular length of time. Each PSU that vests entitles the recipient to receive one share of the Company’s common stock on a specified issuance date.

Under the provisions of the plan, the PSUs vest into shares based on a three-year cliff vesting subject to achievement of a total shareholder return (TSR) performance metric resulting in a grant date fair value of $9.65 per share.  The fair value of the performance PSUs at the grant date was determined using a Monte Carlo simulation method. The number of PSUs subject to the TSR that ultimately vest at the end of the three-year vesting performance period, if any, will be based on the relative rank of the Company’s TSR among the TSRs of a peer group of 51 regional banks.  Although the recipient does receive dividend equivalent rights for any dividends paid during the performance period based on the target shares granted, no stockholder rights, including voting, or liquidation rights will be conferred upon the recipient until becoming the record holder of those shares.

Compensation expense for these units is based on the fair value of the grants at the grant date and is straight-lined over the vesting period.  As of the twelve months ended December 31, 2020 total compensation expense for the PSUs was $32,000. The total fair value of the PSUs at December 31, 2020 was $271,000.

Note 16 — Earnings per Share

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

		Weighted-
	Net	Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount (1)
Year Ended December 31, 2020
Basic EPS
Net income	$42,196	30,280,415	$1.39
Less: income allocated to unvested restricted stock	532	30,280,415	0.02
Basic EPS	$41,664	30,280,415	$1.38
Effect of dilutive securities - options and unvested restricted stock	—	—	—
Diluted EPS
Net income	$42,196	30,280,415	$1.39
Less: income allocated to unvested restricted stock	532	30,280,415	0.02
Diluted EPS	$41,664	30,280,415	$1.38

Year Ended December 31, 2019
Basic EPS
Net income	$32,788	30,725,376	$1.07
Less: income allocated to unvested restricted stock	230	30,725,376	0.01
Basic EPS	$32,558	30,725,376	$1.06
Effect of dilutive securities - options and unvested restricted stock	—	35,046	—
Diluted EPS
Net income	$32,788	30,760,422	$1.07
Less: income allocated to unvested restricted stock	230	30,760,422	0.01
Diluted EPS	$32,558	30,760,422	$1.06

Year Ended December 31, 2018
Basic EPS
Net income	$57,868	31,924,863	$1.81
Less: income allocated to unvested restricted stock	359	31,924,863	0.01
Basic EPS	$57,509	31,924,863	$1.80
Effect of dilutive securities - options and unvested restricted stock	—	126,470	—
Diluted EPS
Net income	$57,868	32,051,333	$1.80
Less: income allocated to unvested restricted stock	359	32,051,333	0.01
Diluted EPS	$57,509	32,051,333	$1.79

(1)	Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

There were no anti-dilutive options outstanding for the years ended December 31, 2020, 2019 and 2018.

Note 17 — Employee Benefits

401(k) Plan

We have a 401(k) plan for the benefit of substantially all of our employees. We match 75 percent of participant contributions to the 401(k) plan up to 8 percent of each 401(k) plan participant’s annual compensation. Contributions to the 401(k) plan were $2.4 million for all years ended December 31, 2020, 2019 and 2018, respectively.

Personal Paid Time Off

Full time employees of the Bank are provided a benefit for personal paid time off for vacation and sick time based on their length of employment. As of December 31, 2020 and 2019, the accrued expense liability for personal paid time off was $3.1 million and $2.5 million, respectively.

Bank-Owned Life Insurance

As of December 31, 2020 and 2019, the cash surrender value of bank-owned life insurance was $53.9 million and $52.8 million, respectively. The Bank is the main beneficiary under the policy, although certain employees named on the policy are eligible for their heirs to be paid upon their death. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier.

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

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,
	2020	2019
	(in thousands)
Commitments to extend credit	$453,900	$371,287
Standby letters of credit	47,169	31,372
Commercial letters of credit	54,547	11,133
Total undisbursed loan commitments	$555,616	$413,792

The allowance for credit losses related to off-balance sheet items is maintained at a level believed to be sufficient to absorb probable losses related to these unfunded credit facilities. The determination of the allowance adequacy is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. Net adjustments to the allowance for credit losses related to off-balance sheet items are included in other operating expenses.

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	As of and for the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Balance at beginning of period	$2,397	$1,439	$1,296
Adjustment related to adoption of ASU 2016-13	(335)	—	—
Adjusted balance	$2,062	1,439	1,296
Provision expense for credit losses	730	958	143
Balance at end of period	$2,792	$2,397	$1,439

Note 20 — Derivative Financial Instruments

The Company’s derivative financial instruments consist entirely of interest rate swap agreements between the Company and its customers and other third party counterparties. The Company enters into “back to back swap” arrangements whereby the Company executes interest rate swap agreements with its customers and acquires an offsetting swap position from a third party counterparty. These derivative financial statements are accounted for at fair value, with changes in fair value recognized in the Company’s Consolidated Statements of Income.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2020. No such instruments were outstanding as of December 31, 2019.

	Derivative Assets					Derivative Liabilities
		As of December 31, 2020		As of December 31, 2019			As of December 31, 2020		As of December 31, 2019
	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$66,904	Other Assets	$1,088	Other Assets	N/A	$66,904	Other Liabilities	$1,149	Other Liabilities	N/A
Total derivatives not designated as hedging instruments			$1,088		N/A			$1,149		N/A

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement as of December 31, 2020. No such instruments were outstanding as of December 31, 2019.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended December 31, 2020
		(in thousands)
Interest rate products	Other income	$(61)
Total		$(61)

Fee income recognized from the Company's derivative financial instruments for the twelve months ended December 31, 2020 was $1.1 million.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

Offsetting of Derivative Assets
As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$1,088	$—	$1,088	$1,088	$—	$1,088

Offsetting of Derivative Liabilities
As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$1,149	$—	$1,149	$—	$1,150	$(1)

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. In addition, these agreements may also require the Company to post additional collateral should it fail to maintain its status as a well- or adequately-capitalized institution.

As of December 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.1 million. As of December 31, 2020, the Company had posted $1.2 million of collateral related to these agreements and is essentially over-collateralized since its net liability position is $61,000 ($1.1 million fair value of assets less $1.1 million fair value of liabilities) as of the end of the period. If the Company had breached any of the provisions described above at December 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $1.1 million.

Note 21 — Qualified Affordable Housing Project Investments

The Company invests in qualified affordable housing projects. At December 31, 2020 and 2019, the balance of the investment for qualified affordable housing projects was $7.8 million and $9.6 million, respectively. This balance is reflected in prepaid expenses and other assets on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects aggregated $84,000 and $112,000 at December 31, 2020 and 2019, respectively. The Company expects to fulfill these commitments during the year ending 2023.

During the years ended December 31, 2020 and 2019, the Company recognized amortization expense of $1.8 million and $2.0 million, respectively, which was included within income tax expense on the consolidated statements of income.

Note 22 — Liquidity

Hanmi Financial

At December 31, 2020 and 2019, Hanmi Financial had $17.3 million and $17.1 million, respectively, in cash on deposit with its bank subsidiary. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of December 31, 2020 and 2019, the Bank had $150.0 million and $90.0 million of FHLB advances and $193.7 million and $264.2 million of brokered deposits, respectively.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its assets. As of December 31, 2020, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $1.73 billion and $1.44 billion, respectively, compared to $1.11 billion and $878.4 million, respectively, as of December 31, 2019.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $26.3 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $27.3 million, and had no borrowings as of December 31, 2020. The Bank also maintains a line of credit for repurchase agreements up to $100.0 million. The Bank also had three unsecured federal funds lines of credit totaling $115.0 million with no outstanding balances as of December 31, 2020.

Note 23 — Condensed Financial Information of Parent Company

Balance Sheets

	Year Ended December 31,
	2020	2019
	(in thousands)
Assets
Cash	$17,266	$17,105
Investments in consolidated subsidiaries	679,455	658,464
Other assets	995	7,511
Total assets	$697,716	$683,080
Liabilities and stockholders' equity
Liabilities
Subordinated debentures	$118,972	$118,377
Other liabilities	1,701	1,436
Total liabilities	120,673	119,813
Stockholders' equity	577,043	563,267
Total liabilities and stockholders' equity	$697,716	$683,080

Statements of Income

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Dividends from bank subsidiaries	$16,986	$44,500	$76,669
Interest expense	(6,607)	(7,032)	(6,925)
Other expense	(4,892)	(5,333)	(5,988)
Income before taxes and undistributed income of subsidiary	5,487	32,135	63,756
Income tax benefit	3,247	3,823	4,116
Income before undistributed income of subsidiary	8,734	35,958	67,872
Equity in undistributed income of subsidiary	33,463	(3,170)	(10,004)
Net income	$42,197	$32,788	$57,868

Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cash Flows from Operating Activities:
Net income	$42,197	$32,788	$57,868
Adjustments to reconcile net income to net cash used in operating activities
Undistributed income of subsidiary	(33,463)	3,170	10,004
Amortization of subordinated debentures	595	569	538
Share-based compensation expense	2,544	3,125	3,515
Change in other assets and liabilities	6,779	4,679	(10,463)
Net cash provided by (used in) operating activities	18,651	44,331	61,462
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	2,979	570
Cash paid for repurchase of vested shares due to employee tax liability	(335)	(517)	(680)
Repurchase of common stock	(2,196)	(7,362)	(36,068)
Cash dividends paid	(15,959)	(29,776)	(30,921)
Net cash provided by (used in) financing activities	(18,489)	(34,676)	(67,099)
Net increase (decrease) in cash	162	9,655	(5,637)
Cash at beginning of year	17,105	7,450	13,087
Cash at end of year	$17,266	$17,105	$7,450

Note 24 — Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is shown in the following tables:

	Quarter Ended
	March 31	June 30	September 30	December 31
2020:
Interest and dividend income	$58,925	$55,736	$54,846	$54,359
Interest expense	14,950	11,294	9,241	7,482
Net interest income before credit loss expense	43,975	44,442	45,605	46,877
Credit loss expense	15,739	24,594	38	5,083
Noninterest income	6,223	20,931	7,140	8,809
Noninterest expense	31,068	27,138	29,924	30,923
Income before tax	3,391	13,641	22,783	19,680
Income tax expense	1,041	4,466	6,439	5,354
Net income	$2,350	$9,175	$16,344	$14,326
Basic earnings per share	$0.08	$0.30	$0.53	$0.47
Diluted earnings per share	$0.08	$0.30	$0.53	$0.47

	Quarter Ended
	March 31	June 30	September 30	December 31
2019:
Interest and dividend income	$62,414	$61,482	$62,177	$60,699
Interest expense	17,526	18,492	18,119	16,763
Net interest income before credit loss expense	44,888	42,990	44,058	43,936
Credit loss expense	1,117	16,699	1,602	10,752
Noninterest income	6,254	7,729	6,860	6,709
Noninterest expense	29,065	30,144	32,607	34,089
Income before tax	20,960	3,876	16,709	5,804
Income tax expense	6,288	1,220	4,333	2,720
Net income	$14,672	$2,656	$12,377	$3,084
Basic earnings per share	$0.48	$0.09	$0.40	$0.10
Diluted earnings per share	$0.48	$0.09	$0.40	$0.10

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

The Company's noninterest income primarily includes service charges on deposit accounts, trade finance and other service charges and fees, servicing income, bank-owned life insurance income and gains or losses on sale of SBA loans and securities. Based on our assessment of revenue streams related to the Company's noninterest income, we concluded that the Company's performance obligations for such revenue streams are typically satisfied as services are rendered. If applicable, the Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers and records contract assets when services are provided to customers before payment is received or before payment is due. The Company’s noninterest revenue streams are largely based on transactional activities and since the Company generally receives payments for its services during the period or at the time services are provided, there are no contract asset or receivable balances as of December 31, 2020 and 2019. Consideration is often received immediately or shortly after the Company satisfies its performance obligations and revenue is recognized.

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

Note 26 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of December 31, 2020.

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

4.7

Description of Registrant’s Capital Stock (incorporated by reference herein from Exhibit 4.7 to Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020).

10.1

Form of Indemnity Agreement (incorporated by reference herein from Exhibit 10.35 to Hanmi Financial's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011).

10.2	Hanmi Financial Corporation 2007 Equity Compensation Plan (incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on June 26, 2007). †

10.3

Form of Notice of Stock Option Grant and Agreement Pursuant to 2007 Equity Compensation Plan (incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009). †

10.4

Form of Notice of Grant and Restricted Stock Agreement Pursuant to 2007 Equity Compensation Plan (incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009). †

10.5

Hanmi Financial Corporation Amended and Restated 2013 Equity Compensation Plan (incorporated by reference herein from Exhibit 4.2 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.6

Form of Incentive Stock Option Agreement (incorporated by reference herein from Exhibit 4.3 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.7

Form of Non-Qualified Stock Option Agreement (incorporated by reference herein from Exhibit 4.4 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.8

Form of Restricted Stock Agreement (incorporated by reference herein from Exhibit 4.5 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.9

Amended and Restated Employment Agreement by and among Hanmi Financial Corporation, Hanmi Bank and Bonita I. Lee dated February 26, 2020 (incorporated by reference herein from Exhibit 10.9 to Hanmi Financial's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020).†

10.10

Amended and Restated Employment Agreement by and among Hanmi Financial Corporation, Hanmi Bank and Romolo C. Santarosa dated February 26, 2020 (incorporated by reference herein from Exhibit 10.10 to Hanmi Financial's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020).†

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm - Consent of Crowe LLP.

23.2	Consent of Independent Registered Public Accounting Firm - Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL

†	Constitutes a management contract or compensatory plan or arrangement.
*	Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2021	Hanmi Financial Corporation

	By:	/s/ Bonita I. Lee
Bonnie Lee
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 1, 2021.

/s/ Bonita I. Lee	/s/ Romolo C. Santarosa
Bonnie Lee	Romolo C. Santarosa
Chief Executive Officer; Director	Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Patrick Carr	/s/ John J. Ahn
Patrick Carr	John J. Ahn
Senior Vice President and Chief Accounting Officer	Chairman of the Board
(Principal Accounting Officer)

/s/ Kiho Choi	/s/ Christine K. Chu
Kiho Choi	Christie K. Chu
Director	Director

/s/ Harry H. Chung	/s/ David L. Rosenblum
Harry H. Chung	David L. Rosenblum
Director	Director

/s/ Thomas J. Williams	/s/ Michael M. Yang
Thomas J. Williams	Michael M. Yang
Director	Director

/s/ Scott R. Diehl	/s/ Gideon Yu
Scott R. Diehl	Gideon Yu
Director	Director