Form 10-Q
period 2021-03-31
HANMI FINANCIAL CORP
filed 2021-05-10
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 3, 2021, there were 30,694,659 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries Quarterly Report on Form 10-Q

Three Months Ended March 31, 2021

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Cash and due from banks	$646,445	$391,849
Securities available for sale, at fair value (amortized cost of $787,675 as of March 31, 2021 and $749,458 as of December 31, 2020)	780,114	753,781
Loans held for sale, at the lower of cost or fair value	32,674	8,568
Loans receivable, net of allowance for credit losses of $88,392 as of March 31, 2021 and $90,426 as of December 31, 2020	4,728,759	4,789,742
Accrued interest receivable	14,806	16,363
Premises and equipment, net	26,398	26,431
Customers' liability on acceptances	735	1,319
Servicing assets	6,150	6,212
Goodwill and other intangible assets, net	11,558	11,612
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	42,665	42,704
Bank-owned life insurance	54,150	53,894
Prepaid expenses and other assets	77,562	83,028
Total assets	$6,438,401	$6,201,888

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,174,624	$1,898,766
Interest-bearing	3,335,199	3,376,242
Total deposits	5,509,823	5,275,008
Accrued interest payable	2,352	4,564
Bank's liability on acceptances	735	1,319
Borrowings	150,000	150,000
Subordinated debentures ($126,800 face amount less unamortized discount and debt issuance costs of $7,676 and $7,828 as of March 31, 2021 and December 31, 2020, respectively)	119,124	118,972
Accrued expenses and other liabilities	74,545	74,981
Total liabilities	5,856,579	5,624,844
Stockholders' equity:
Preferred Stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,585,181 shares (30,682,533 shares outstanding) as of March 31, 2021 and issued 33,560,801 shares (30,717,835 shares outstanding) as of December 31, 2020	33	33
Additional paid-in capital	578,958	578,360
Accumulated other comprehensive (loss) income, net of tax benefit of $2,268 as of March 31, 2021 and net of tax expense of $1,247 as of December 31, 2020	(5,293)	3,076
Retained earnings	128,211	114,621
Less treasury stock; 2,902,648 shares as of March 31, 2021 and 2,842,966 shares as of December 31, 2020	(120,087)	(119,046)
Total stockholders' equity	581,822	577,044
Total liabilities and stockholders' equity	$6,438,401	$6,201,888

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Interest and dividend income:
Interest and fees on loans receivable	$50,614	$54,648
Interest on securities	1,140	3,655
Dividends on FHLB stock	206	289
Interest on deposits in other banks	96	333
Total interest and dividend income	52,056	58,925
Interest expense:
Interest on deposits	3,958	12,742
Interest on borrowings	478	496
Interest on subordinated debentures	1,619	1,712
Total interest expense	6,055	14,950
Net interest income before credit loss expense	46,001	43,975
Credit loss expense	2,109	15,739
Net interest income after credit loss expense	43,892	28,236
Noninterest income:
Service charges on deposit accounts	2,357	2,400
Trade finance and other service charges and fees	1,034	986
Gain on sale of Small Business Administration ("SBA") loans	4,125	1,154
Net gain on sales of securities	99	—
Other operating income	2,193	1,683
Total noninterest income	9,808	6,223
Noninterest expense:
Salaries and employee benefits	16,820	17,749
Occupancy and equipment	4,595	4,475
Data processing	2,926	2,669
Professional fees	1,447	1,915
Supplies and communications	757	781
Advertising and promotion	359	734
Other operating expenses	2,631	2,745
Total noninterest expense	29,535	31,068
Income before tax	24,165	3,391
Income tax expense	7,506	1,041
Net income	$16,659	$2,350
Basic earnings per share	$0.54	$0.08
Diluted earnings per share	$0.54	$0.08
Weighted-average shares outstanding:
Basic	30,461,681	30,469,022
Diluted	30,473,970	30,472,899

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$16,659	$2,350
Other comprehensive income (loss), net of tax:
Unrealized gain on securities:
Unrealized holding gain arising during period	(11,785)	11,924
Less: reclassification adjustment for net gain included in net income	(99)	—
Income tax benefit (expense) related to items of other comprehensive income	3,515	(3,439)
Other comprehensive income (loss), net of tax	(8,369)	8,485
Comprehensive income	$8,290	$10,835

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2021 and March 31, 2020

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at January 1, 2020	33,475,402	(2,675,778)	30,799,624	$33	$575,816	$3,382	$100,552	$(116,515)	$563,268
Adjustment related to adopting of new accounting standards
ASU 2016-13 (See Notes 1 and 3)	—	—	—	—	—	—	(12,167)	—	(12,167)
Adjusted balance at January 1, 2020	33,475,402	(2,675,778)	30,799,624	33	575,816	3,382	88,385	(116,515)	551,101
Restricted stock awards, net of forfeitures	(27,188)	—	(27,188)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	769	—	—	—	769
Restricted stock surrendered due to employee tax liability	—	(14,295)	(14,295)	—	—	—	—	(171)	(171)
Repurchase of common stock	—	(135,400)	(135,400)	—	—	—	—	(2,196)	(2,196)
Cash dividends declared (common stock, $0.24/share)	—	—	—	—	—	—	(7,380)	—	(7,380)
Net income	—	—	—	—	—	—	2,350	—	2,350
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	—	8,485	—	—	8,485
Balance at March 31, 2020	33,448,214	(2,825,473)	30,622,741	$33	$576,585	$11,867	$83,355	$(118,882)	$552,958

Balance at January 1, 2021	33,560,801	(2,842,966)	30,717,835	$33	$578,360	$3,076	$114,621	$(119,046)	$577,044
Restricted stock awards, net of forfeitures	24,380	—	24,380	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	598	—	—	—	598
Restricted stock surrendered due to employee tax liability	—	(4,682)	(4,682)	—	—	—	—	(95)	(95)
Repurchase of common stock	—	(55,000)	(55,000)	—	—	—	—	(946)	(946)
Cash dividends declared (common stock, $0.10/share)	—	—	—	—	—	—	(3,069)	—	(3,069)
Net income	—	—	—	—	—	—	16,659	—	16,659
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	—	(8,369)	—	—	(8,369)
Balance at March 31, 2021	33,585,181	(2,902,648)	30,682,533	$33	$578,958	$(5,293)	$128,211	$(120,087)	$581,822

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$16,659	$2,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,850	2,317
Share-based compensation expense	598	769
Credit loss expense	2,109	15,739
Gain on sales of securities	(99)	—
Gain on sales of SBA loans	(4,125)	(1,154)
Origination of SBA loans held for sale	(146,670)	(12,197)
Proceeds from sales of SBA loans	126,690	19,366
Change in bank-owned life insurance	(256)	(276)
Change in prepaid expenses and other assets	4,945	(4,905)
Change in income tax assets	3,554	4,098
Change in accrued expenses and other liabilities	(652)	(1,846)
Net cash provided by (used in) operating activities	6,602	24,262
Cash flows from investing activities:
Purchases of securities available for sale	(116,026)	(26,423)
Proceeds from matured, called and repayment of securities	67,729	49,987
Proceeds from sales of securities available for sale	8,035	—
Purchases of loans receivable	(298)	—
Purchases of premises and equipment	(1,011)	(1,244)
Proceeds from disposition of premises and equipment	—	44
Proceeds from sales of other real estate owned ("OREO")	589	—
Change in loans receivable, excluding purchases	58,271	38,884
Net cash provided by (used in) investing activities	17,289	61,248
Cash flows from financing activities:
Change in deposits	234,815	(116,894)
Change in overnight borrowings	—	135,000
Proceeds from borrowings	—	75,000
Cash paid for surrender of vested shares due to employee tax liability	(95)	(171)
Repurchase of common stock	(946)	(2,196)
Cash dividends paid	(3,069)	(7,380)
Net cash provided by (used in) financing activities	230,705	83,359
Net increase (decrease) in cash and due from banks	254,596	168,869
Cash and due from banks at beginning of year	391,849	121,678
Cash and due from banks at end of period	$646,445	$290,546

Supplemental disclosures of cash flow information:
Interest expense paid	$8,267	$16,472
Income taxes paid	$125	$93
Non-cash activities:
Transfer of loans receivable to other real estate owned	$1	$—
Income tax benefit (expense) related to items of other comprehensive income	$3,515	$(3,439)
Change in right-of-use asset obtained in exchange for lease liability	$—	$1,287

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2021 and 2020

Note 1 — Organization and Basis of Presentation

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is a bank holding company whose primary subsidiary is Hanmi Bank (the “Bank”). Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operation of the Bank.

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim periods ended March 31, 2021, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”).

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

The outbreak of COVID-19 has resulted in restrictions on travel and gatherings and restricted business activities. As a result, the operations and business results of the Company could be materially adversely affected. The extent to which the COVID-19 crisis may impact business activity or financial results will depend on future developments, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others, which are highly uncertain and cannot be predicted. This uncertainty may impact the accuracy of our significant estimates, which includes the allowance for credit losses, the allowance for credit losses related to off-balance sheet items, and the valuation of intangible assets including deferred tax assets, goodwill, and servicing assets.

Descriptions of our significant accounting policies are included in Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the 2020 Annual Report on Form 10-K.

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

The adoption of this standard is not expected to have material effect on the Company’s operating results or financial condition.

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
March 31, 2021
U.S. Treasury securities	$9,998	$77	$—	$10,075
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	579,209	87	(7,216)	572,080
Collateralized mortgage obligations	112,808	145	(210)	112,743
Debt securities	85,660	31	(475)	85,216
Total U.S. government agency and sponsored agency obligations	777,677	263	(7,901)	770,039
Total securities available for sale	$787,675	$340	$(7,901)	$780,114

December 31, 2020
U.S. Treasury securities	$9,997	$135	$—	$10,132
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	515,169	4,260	(188)	519,241
Collateralized mortgage obligations	133,632	186	(217)	133,601
Debt securities	90,660	148	(1)	90,807
Total U.S. government agency and sponsored agency obligations	739,461	4,594	(406)	743,649
Total securities available for sale	$749,458	$4,729	$(406)	$753,781

The amortized cost and estimated fair value of securities as of March 31, 2021 and December 31, 2020, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	March 31, 2021		December 31, 2020
	Available for Sale		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Within one year	$12,963	$13,045	$13,305	$13,435
Over one year through five years	90,083	89,890	139,876	140,100
Over five years through ten years	50,135	49,990	25,764	25,768
Over ten years	634,494	627,189	570,513	574,478
Total	$787,675	$780,114	$749,458	$753,781

The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(in thousands, except number of securities)
March 31, 2021
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	$(7,216)	$562,136	87	$—	$—	—	$(7,216)	$562,136	87
Collateralized mortgage obligations	(210)	78,602	18	—	—	—	(210)	78,602	18
Debt securities	(475)	55,525	9	—	—	—	(475)	55,525	9
Total U.S. government agency and sponsored agency obligations	(7,901)	696,263	114	—	—	—	(7,901)	696,263	114
Total	$(7,901)	$696,263	114	$—	$—	—	$(7,901)	$696,263	114

December 31, 2020
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	$(188)	$76,023	10	$—	$—	—	$(188)	$76,023	10
Collateralized mortgage obligations	(217)	97,659	21	—	—	—	(217)	97,659	21
Debt securities	(1)	4,999	1	—	—	—	(1)	4,999	1
Total U.S. government agency and sponsored agency obligations	(406)	178,681	32	—	—	—	(406)	178,681	32
Total	$(406)	$178,681	32	$—	$—	—	$(406)	$178,681	32

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

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Gross realized gains on sales of securities	$99	$—
Gross realized losses on sales of securities	—	—
Net realized gains on sales of securities	$99	$—
Proceeds from sales of securities	$8,035	$—

During the three months ended March 31, 2021 and 2020, there were $99,000 and $0 in gains or losses, respectively, in earnings resulting from the sale of securities.

Securities available for sale with market values of $32.6 million and $27.3 million as of March 31, 2021 and December 31, 2020, respectively, were pledged to secure borrowings from the Federal Reserve Bank (“FRB”) Discount Window.

At March 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies in an amount greater than 10 percent of shareholders’ equity.

Note 3 — Loans

Loans Receivable

Loans consisted of the following as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Real estate loans:
Commercial property
Retail	$811,583	$824,606
Hospitality	842,014	859,953
Other (1)	1,656,065	1,610,377
Total commercial property loans	3,309,662	3,294,936
Construction	62,626	58,882
Residential/consumer loans	328,228	345,831
Total real estate loans	3,700,516	3,699,649
Commercial and industrial loans	707,073	757,255
Leases receivable	409,562	423,264
Loans receivable	4,817,151	4,880,168
Allowance for credit losses	(88,392)	(90,426)
Loans receivable, net	$4,728,759	$4,789,742

(1)

Includes, among other types, mixed-use, apartment, office, industrial, gas stations, faith-based facilities and warehouse; all other property types represent less than one percent of total loans receivable.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allows financial institutions to assist customers in dealing with financial hardship by (a) providing federal funding so that financial institutions can originate SBA loans to borrowers at a low interest rate under the Paycheck Protection Program (“PPP”) loans with eventual debt forgiveness should the borrower continue to meet certain criteria; and (b) allowing financial institutions to temporarily modify loan terms by deferring loan payments, loan fees, etc. without considering them Troubled Debt Restructurings (“TDRs”).

At March 31, 2021, there were $256.5 million of PPP loans included in commercial and industrial loans in the table above.  In addition, at March 31, 2021, there were $116.4 million of loans modified under Section 4013 of the CARES Act.

Accrued interest on loans was $13.6 million and $15.2 million at March 31, 2021 and December 31, 2020, respectively. Accrued interest at March 31, 2021 and December 31, 2020 included unpaid deferred interest receivable for loans currently or previously modified under the CARES Act of $5.2 million and $7.5 million, net of a $1.2 million and $1.7 million valuation allowance, respectively.

At March 31, 2021 and December 31, 2020, loans of $2.34 billion and $2.17 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following is the activity for loans held for sale for the three months ended March 31, 2021 and 2020:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
March 31, 2021
Balance at beginning of period	$8,042	$526	$8,568
Originations and transfers	16,283	130,387	146,670
Sales	(13,395)	(109,169)	(122,564)
Principal paydowns and amortization	—	—	—
Balance at end of period	$10,930	$21,744	$32,674

March 31, 2020
Balance at beginning of period	$2,943	$3,077	$6,020
Originations	6,494	5,703	12,197
Sales	(9,432)	(8,780)	(18,212)
Principal paydowns and amortization	(5)	—	(5)
Balance at end of period	$—	$—	$—

Loans held for sale was comprised of $10.9 million of the guaranteed portion of SBA 7(a) loans and $21.7 million in second draw PPP loans at March 31, 2021. During the quarter ended March 31, 2021, the Company recognized $2.5 million of gains on the sale of $108.5 million second draw PPP loans.

Allowance for Credit Losses

The following table details the information on the allowance for credit losses by portfolio segment for the periods indicated:

	Real Estate	Commercial and Industrial	Leases Receivable	Total
	(in thousands)
March 31, 2021
Balance at beginning of period	51,877	$21,410	$17,139	$90,426
Less loans charged off	1,509	93	1,903	3,505
Recoveries on loans receivable previously charged off	(273)	(99)	(135)	(507)
Provision for credit losses	7,121	(5,029)	(1,128)	964
Ending balance	$57,762	$16,387	$14,243	$88,392
Individually evaluated	$11	$7,584	$4,561	$12,156
Collectively evaluated	$57,751	$8,803	$9,682	$76,236

Loans receivable	$3,700,516	$707,073	$409,562	$4,817,151
Individually evaluated	$39,144	$14,297	$10,025	$63,466
Collectively evaluated	$3,661,372	$692,777	$399,537	$4,753,686

March 31, 2020
Balance at beginning of period	$36,435	$16,206	$8,767	$61,408
Adjustment related to adoption of ASU 2016-13	14,028	(2,497)	5,902	17,433
Adjusted balance as of January 1, 2020	50,463	13,709	14,669	78,841
Less loans charged off	14,143	12,150	1,181	27,474
Recoveries on loans receivable previously charged off	(58)	(84)	(74)	(216)
Provision for credit losses	2,754	9,945	2,218	14,917
Ending balance	$39,132	$11,588	$15,780	$66,500
Individually evaluated	$81	$147	$1,671	$1,899
Collectively evaluated	$39,051	$11,441	$14,109	$64,601

Loans receivable	$3,578,395	$472,714	$492,527	$4,543,636
Individually evaluated	$35,459	$5,444	$6,393	$47,296
Collectively evaluated	$3,542,936	$467,270	$486,134	$4,496,340

The table below illustrates the allowance for credit losses by loan portfolio segment and each loan portfolio segment as a percentage of total loans.

	March 31, 2021			December 31, 2020
	Allowance Amount	Total Loans	Percentage of Total Loans	Allowance Amount	Total Loans	Percentage of Total Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$3,962	$811,583	16.8%	$4,855	$824,606	16.9%
Hospitality	38,251	842,014	17.5%	28,801	859,953	17.6%
Other	11,121	1,656,065	34.4%	13,991	1,610,377	32.9%
Total commercial property loans	53,334	3,309,662	68.7%	47,647	3,294,936	67.4%
Construction	3,670	62,626	1.3%	2,876	58,882	1.2%
Residential/consumer loans	758	328,228	6.8%	1,353	345,831	7.1%
Total real estate loans	57,762	3,700,516	76.8%	51,876	3,699,649	75.8%
Commercial and industrial loans	16,387	707,073	14.7%	21,410	757,255	15.5%
Leases receivable	14,243	409,562	8.5%	17,140	423,264	8.7%
Total	$88,392	$4,817,151	100.0%	$90,426	$4,880,168	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2021 and December 31, 2020, for which repayment is expected to be obtained through the sale of the underlying collateral.

	March 31, 2021	December 31, 2020
	Amortized Cost	Amortized Cost
	(in thousands)
Real estate loans:
Commercial property
Retail	$6,270	$6,330
Hospitality	8,941	20,612
Other (1)	8,137	8,410
Total commercial property loans	23,348	35,352
Construction	11,046	24,854
Residential/consumer loans	2,832	2,867
Total real estate loans	37,226	63,073
Commercial and industrial loans	—	41
Total	$37,226	$63,114

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

Loans by Vintage Year and Risk Rating

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
March 31, 2021
Real estate loans:
Commercial property
Risk Rating
Pass / Pass-Watch	$248,282	$824,943	$499,488	$457,893	$333,986	$757,814	$40,720	$3,163,126
Special Mention	—	6,390	18,559	11,023	1,660	38,335	260	76,227
Classified	—	—	5,510	12,572	4,665	47,562	—	70,309
Total commercial property	248,282	831,333	523,557	481,488	340,311	843,711	40,980	3,309,662

Construction
Risk Rating
Pass / Pass Watch	11,659	27,263	—	—	—	—	—	38,922
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	23,704	—	23,704
Total construction	11,659	27,263	—	—	—	23,704	—	62,626

Residential/consumer loans
Risk Rating
Pass / Pass-Watch	12,640	26,795	947	33,026	117,121	121,431	7,093	319,053
Special Mention	—	—	—	930	378	5,299	—	6,607
Classified	—	—	—	—	2,245	323	—	2,568
Total residential/consumer loans	12,640	26,795	947	33,956	119,744	127,053	7,093	328,228

Total real estate loans
Risk Rating
Pass / Pass-Watch	272,581	879,001	500,435	490,919	451,107	879,245	47,813	3,521,101
Special Mention	—	6,390	18,559	11,953	2,038	43,634	260	82,834
Classified	—	—	5,510	12,572	6,910	71,589	—	96,581
Total real estate loans	272,581	885,391	524,504	515,444	460,055	994,468	48,073	3,700,516

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	75,769	327,677	54,566	50,755	16,844	12,987	114,431	653,029
Special Mention	—	3,446	4,690	4,429	75	68	515	13,223
Classified	456	—	15,272	5,070	9,247	6,587	4,189	40,821
Total commercial and industrial loans	76,225	331,123	74,528	60,254	26,166	19,642	119,135	707,073

Leases receivable:
Risk Rating
Pass / Pass-Watch	34,174	107,408	148,514	79,816	24,719	4,906	—	399,537
Special Mention	—	—	—	—	—	—	—	—
Classified	—	488	5,826	2,267	595	849	—	10,025
Total leases receivable	34,174	107,896	154,340	82,083	25,314	5,755	—	409,562

Total loans receivable:
Risk Rating
Pass / Pass-Watch	382,524	1,314,086	703,515	621,490	492,670	897,138	162,244	4,573,667
Special Mention	—	9,836	23,249	16,382	2,113	43,702	775	96,057
Classified	456	488	26,608	19,909	16,752	79,025	4,189	147,427
Total loans receivable	$382,980	$1,324,410	$753,372	$657,781	$511,535	$1,019,865	$167,208	$4,817,151

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total

December 31, 2020
Real estate loans:
Commercial property
Risk Rating
Pass / Pass-Watch	$920,876	$513,962	$479,221	$343,659	$418,361	$459,367	$31,283	$3,166,729
Special Mention	13,680	2,484	8,630	1,671	14,971	11,907	—	53,343
Classified	—	3,528	7,303	4,712	21,351	37,840	130	74,864
Total commercial property	934,556	519,974	495,154	350,042	454,683	509,114	31,413	3,294,936

Construction
Risk Rating
Pass / Pass-Watch	33,415	613	—	—	—	—	—	34,028
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	24,854	—	—	24,854
Total construction	33,415	613	—	—	24,854	—	—	58,882

Residential/consumer loans
Risk Rating
Pass / Pass-Watch	27,997	962	37,123	127,987	82,124	54,003	7,353	337,549
Special Mention	—	—	930	829	537	2,782	—	5,078
Classified	—	—	—	2,259	301	644	—	3,204
Total residential/consumer loans	27,997	962	38,053	131,075	82,962	57,429	7,353	345,831

Total real estate loans
Risk Rating
Pass / Pass-Watch	982,288	515,537	516,344	471,646	500,485	513,370	38,636	3,538,306
Special Mention	13,680	2,484	9,560	2,500	15,508	14,689	—	58,421
Classified	—	3,528	7,303	6,971	46,506	38,484	130	102,922
Total real estate loans	995,968	521,549	533,207	481,117	562,499	566,543	38,766	3,699,649

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	406,486	73,159	54,110	17,834	4,464	9,910	146,722	712,685
Special Mention	6,950	4,509	4,436	1,110	31	1,074	447	18,557
Classified	—	890	5,115	9,465	4,380	1,519	4,644	26,013
Total commercial and industrial loans	413,436	78,558	63,661	28,409	8,875	12,503	151,813	757,255

Leases receivable:
Risk Rating
Pass / Pass-Watch	113,712	165,242	91,408	30,405	10,096	1,167	—	412,030
Special Mention	—	—	—	—	—	—	—	—
Classified	452	5,728	3,137	876	804	237	—	11,234
Total leases receivable	114,164	170,970	94,545	31,281	10,900	1,404	—	423,264

Total loans receivable:
Risk Rating
Pass / Pass-Watch	1,502,486	753,938	661,862	519,885	515,045	524,447	185,358	4,663,021
Special Mention	20,630	6,993	13,996	3,610	15,539	15,763	447	76,978
Classified	452	10,146	15,555	17,312	51,690	40,240	4,774	140,169
Total loans receivable	$1,523,568	$771,077	$691,413	$540,807	$582,274	$580,450	$190,579	$4,880,168

(1)

Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision. Certain prior period amounts have been reclassified to conform to current period presentation.

Loans by Vintage Year and Payment Performance

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
March 31, 2021
Real estate loans:
Commercial property
Payment performance
Performing	$248,282	$831,333	$523,557	$481,467	$337,960	$828,069	$40,980	$3,291,648
Nonperforming	—	—	—	21	2,351	15,642	—	18,014
Total commercial property	248,282	831,333	523,557	481,488	340,311	843,711	40,980	3,309,662

Construction
Payment performance
Performing	11,659	27,263	—	—	—	12,658	—	51,580
Nonperforming	—	—	—	—	—	11,046	—	11,046
Total construction	11,659	27,263	—	—	—	23,704	—	62,626

Residential/consumer loans
Payment performance
Performing	12,640	26,795	947	33,956	118,347	126,730	7,093	326,508
Nonperforming	—	—	—	—	1,397	323	—	1,720
Total residential/consumer loans	12,640	26,795	947	33,956	119,744	127,053	7,093	328,228

Total real estate loans
Payment performance
Performing	272,581	885,391	524,504	515,423	456,307	967,457	48,073	3,669,736
Nonperforming	—	—	—	21	3,748	27,011	—	30,780
Total real estate loans	272,581	885,391	524,504	515,444	460,055	994,468	48,073	3,700,516

Commercial and industrial loans:
Payment performance
Performing	76,225	331,123	73,638	56,348	16,967	19,384	119,135	692,820
Nonperforming	—	—	890	3,906	9,199	258	—	14,253
Total commercial and industrial loans	76,225	331,123	74,528	60,254	26,166	19,642	119,135	707,073

Leases receivable:
Payment performance
Performing	34,174	107,408	148,515	79,816	24,719	4,906	—	399,538
Nonperforming	—	488	5,825	2,267	595	849	—	10,024
Total leases receivable	34,174	107,896	154,340	82,083	25,314	5,755	—	409,562

Total loans receivable:
Payment performance
Performing	382,980	1,323,922	746,657	651,587	497,993	991,747	167,208	4,762,094
Nonperforming	—	488	6,715	6,194	13,542	28,118	—	55,057
Total loans receivable	$382,980	$1,324,410	$753,372	$657,781	$511,535	$1,019,865	$167,208	$4,817,151

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total

December 31, 2020
Real estate loans:
Commercial property
Payment performance
Performing	$934,556	$519,582	$495,132	$347,656	$437,230	$499,410	$31,283	$3,264,849
Nonperforming	—	392	22	2,386	17,453	9,704	130	30,087
Total commercial property	934,556	519,974	495,154	350,042	454,683	509,114	31,413	3,294,936

Construction
Payment performance
Performing	33,415	613	—	—	—	—	—	34,028
Nonperforming	—	—	—	—	24,854	—	—	24,854
Total construction	33,415	613	—	—	24,854	—	—	58,882

Residential/consumer loans
Payment performance
Performing	27,997	962	38,053	129,670	82,661	56,785	7,353	343,481
Nonperforming	—	—	—	1,405	301	644	—	2,350
Total residential/consumer loans	27,997	962	38,053	131,075	82,962	57,429	7,353	345,831

Total real estate loans
Payment performance
Performing	995,968	521,157	533,185	477,326	519,891	556,195	38,636	3,642,358
Nonperforming	—	392	22	3,791	42,608	10,348	130	57,291
Total real estate loans	995,968	521,549	533,207	481,117	562,499	566,543	38,766	3,699,649

Commercial and industrial loans:
Payment performance
Performing	413,436	77,668	59,726	19,002	8,875	12,227	151,813	742,747
Nonperforming	—	890	3,935	9,407	—	276	—	14,508
Total commercial and industrial loans	413,436	78,558	63,661	28,409	8,875	12,503	151,813	757,255

Leases receivable:
Payment performance
Performing	113,712	165,242	91,408	30,405	10,096	1,167	—	412,030
Nonperforming	452	5,728	3,137	876	804	237	—	11,234
Total leases receivable	114,164	170,970	94,545	31,281	10,900	1,404	—	423,264

Total loans receivable:
Payment performance
Performing	1,523,116	764,067	684,319	526,733	538,862	569,589	190,449	4,797,135
Nonperforming	452	7,010	7,094	14,074	43,412	10,861	130	83,033
Total loans receivable	$1,523,568	$771,077	$691,413	$540,807	$582,274	$580,450	$190,579	$4,880,168

(2)

Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision. Certain prior period amounts have been reclassified to conform to current period presentation.

At March 31, 2021, of the $116.4 million of loans modified in accordance with the provision of the CARES Act, $47.4 million were in pass and pass-watch, $50.8 million were special mention, and $18.2 million were classified. At December 31, 2020, of the $155.6 million of loans modified in accordance with the provision of the CARES Act, $99.9 million were in pass and pass-watch, $31.3 million were special mention, and $24.4 million were classified.

The following is an aging analysis of loans, disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Accruing 90 Days or More Past Due
	(in thousands)
March 31, 2021
Real estate loans:
Commercial property
Retail	$1,517	$—	$—	$1,517	$810,066	$811,583	$—
Hospitality	—	—	5,873	5,873	836,141	842,014	—
Other	162	—	877	1,039	1,655,026	1,656,065	—
Total commercial property loans	1,679	—	6,750	8,429	3,301,233	3,309,662	—
Construction	—	—	—	—	62,626	62,626	—
Residential/consumer loans	1,548	—	562	2,110	326,118	328,228	—
Total real estate loans	3,227	—	7,312	10,539	3,689,977	3,700,516	—
Commercial and industrial loans	119	890	12,905	13,914	693,159	707,073	—
Leases receivable	3,402	2,104	3,049	8,555	401,007	409,562	—
Total loans receivable	$6,748	$2,994	$23,266	$33,008	$4,784,143	$4,817,151	$—

December 31, 2020
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$824,606	$824,606	$—
Hospitality	—	—	11,076	11,076	848,877	859,953	—
Other	—	—	731	731	1,609,646	1,610,377	—
Total commercial property loans	—	—	11,807	11,807	3,283,129	3,294,936	—
Construction	—	12,807	—	12,807	46,075	58,882	—
Residential/consumer loans	4,693	461	564	5,718	340,113	345,831	—
Total real estate loans	4,693	13,268	12,371	30,332	3,669,317	3,699,649	—
Commercial and industrial loans	282	27	12,487	12,796	744,459	757,255	—
Leases receivable	4,051	1,786	4,675	10,512	412,752	423,264	—
Total loans receivable	$9,026	$15,081	$29,533	$53,640	$4,826,528	$4,880,168	$—

There were no loans that were 90 days or more past due and accruing interest as of March 31, 2021 and December 31, 2020, respectively. In addition, $31.8 million and $53.4 million of loans past due less than 90 days were classified as nonaccrual at March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021 and December 31, 2020, all $116.4 million and $155.6 million, respectively, of currently modified loans under the CARES Act were classified as current. For loans previously modified under the CARES Act, $5.2 million were 30-59 days past due, $1.7 million were 60-89 days past due, and $8.0 million were 90 days or more past due at March 31, 2021, and $4.9 million were 30-59 days past due, $1.7 million were 60-89 days past due, and $13.9 million were 90 days or more past due at December 31, 2020.

Individually Evaluated Loans

The Company reviews all loans on an individual basis when they do not share similar risk characteristics with loan pools.

The following is a summary of interest foregone on nonaccrual loans for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Interest income that would have been recognized had individually evaluated loans performed in accordance with their original terms	$2,307	$1,595
Less: Interest income recognized on individually evaluated loans	(177)	(122)
Interest foregone on individually evaluated loans	$2,130	$1,473

There were no commitments to lend additional funds to borrowers whose loans are included above.

Nonaccrual Loans and Nonperforming Assets

The following table represents the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$6,270	$—	$—	$6,270
Hospitality	8,941	—	—	8,941
Other	2,320	483	—	2,803
Total commercial property loans	17,531	483	—	18,014
Construction	11,046	—	—	11,046
Residential/consumer loans	1,720	—	—	1,720
Total real estate loans	30,297	483	—	30,780
Commercial and industrial loans	196	14,058	—	14,254
Leases receivable	2,742	7,282	—	10,024
Total	$33,235	$21,823	$—	$55,058

	December 31, 2020
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$6,331	$—	$—	$6,331
Hospitality	20,612	—	—	20,612
Other	2,236	909	—	3,145
Total commercial property loans	29,179	909	—	30,088
Construction	24,854	—	—	24,854
Residential/consumer loans	2,350	—	—	2,350
Total real estate loans	56,383	909	—	57,292
Commercial and industrial loans	58	14,449	—	14,507
Leases receivable	2,318	8,915	—	11,233
Total	$58,759	$24,273	$—	$83,032

The following table details nonperforming assets as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Nonaccrual loans	$55,058	$83,032
Loans receivable 90 days or more past due and still accruing	—	—
Total nonperforming loans receivable	55,058	83,032
Other real estate owned ("OREO")	1,545	2,360
Total nonperforming assets	$56,603	$85,392

OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

Troubled Debt Restructurings

As of March 31, 2021 and December 31, 2020, total TDRs were $23.6 million and $25.0 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise been considered, to the borrower for economic or legal reasons related to the borrower’s financial difficulties. In addition, the concession granted must result in a reduction in the borrower’s payment for a period of three months or more in order to be classified as a TDR.

The following table details TDRs as of March 31, 2021 and December 31, 2020:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
March 31, 2021
Real estate loans	$446	$3,130	$11,474	$—	$15,050	$1,103	$—	$—	$7,260	$8,363
Commercial and industrial loans	—	139	—	—	139	—	—	3	41	44
Total	$446	$3,269	$11,474	$—	$15,189	$1,103	$—	$3	$7,301	$8,407

December 31, 2020
Real estate loans	$1,095	$3,334	$12,492	$—	$16,921	$513	$—	$67	$7,290	$7,870
Commercial and industrial loans	—	144	—	—	144	—	—	4	56	60
Total	$1,095	$3,478	$12,492	$—	$17,065	$513	$—	$71	$7,346	$7,930

The following table presents the number of loans by class modified as troubled debt restructurings that occurred during the periods indicated, with their pre- and post-modification recorded amounts.

	Three Months ended			Twelve Months ended
	March 31, 2021			December 31, 2020
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands except for number of loans)
Real estate loans	—	$—		5	$4,479	$3,676
Commercial and industrial loans	—	—	—	—	—	—
Total	—	$—	$—	5	$4,479	$3,676

All TDRs are individually analyzed using one of three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. At March 31, 2021 and December 31, 2020, TDRs were subjected to specific impairment analysis. We determined impairment allowances of $7,000 and $16,000, respectively, related to these loans and such allowances were included in the allowance for credit losses.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. No loans defaulted during the three months ended March 31, 2021 following modification. During the year ended December 31, 2020, one loan for $398,000 defaulted within the twelve-month period following modification. The allowance for credit losses resulting from this defaulted loan was $3,000 for the year ended December 31, 2020.

Note 4 — Servicing Assets

The changes in servicing assets for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Servicing assets:
Balance at beginning of period	$6,212	$6,956
Addition related to sale of SBA loans	450	354
Amortization	(512)	(583)
Balance at end of period	$6,150	$6,727

At March 31, 2021 and December 31, 2020, we serviced loans sold to unaffiliated parties in the amounts of $432.4 million and $429.4 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.3 million and $1.0 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Servicing fee income, net of the amortization of servicing assets, is included in other operating income in the consolidated statements of income. Amortization expense was $512,000 and $583,000 for the three months ended March 31, 2021 and March 31, 2020, respectively.

The fair value of servicing rights was $7.4 million at March 31, 2021. Fair value at March 31, 2021 was determined using discount rates ranging from 7.3 percent to 10.3 percent and prepayment speeds ranging from 11.5 percent to 18.8 percent, depending on the stratification of the specific right. The fair value of servicing rights was $6.9 million at December 31, 2020. Fair value at December 31, 2020 was determined using discount rates ranging from 9.3 percent to 12.2 percent and prepayment speeds ranging from 11.8 percent to 19.1 percent, depending on the stratification of the specific right.

Note 5 — Income Taxes

The Company’s income tax expense was $7.5 million and $1.0 million representing an effective income tax rate of 31.1 percent and 30.7 percent for the three months ended March 31, 2021 and 2020, respectively.

Management concluded that as of March 31, 2021 and December 31, 2020, a valuation allowance of $4.4 million was appropriate against certain state net operating loss carry forwards and certain tax credits. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. The net deferred tax asset was $42.7 million and $41.4 million as of March 31, 2021 and December 31, 2020, respectively. The net current tax liability was $3.6 million as of March 31, 2021 and the net current tax asset was $1.0 million as of December 31, 2020.

As of March 31, 2021 the Company is subject to examination by various taxing authorities for its federal tax returns for the years ending December 31, 2017 through 2019 and state tax returns for the years ending December 31, 2016 through 2019. During the quarter ended March 31, 2021, there was no material change to the Company’s uncertain tax positions. The Company does not expect its unrecognized tax positions to change significantly over the next twelve months.

The CARES Act includes provisions for tax payment relief, significant business incentives, and certain corrections to the 2017 Tax Cuts and Jobs Act, or the Tax Act. The tax relief measures for entities includes a five-year net operating loss carry back, increases in interest expense deduction limits, accelerates alternative minimum tax credit refunds, provides payroll tax relief, and provides a technical correction to allow accelerated deductions for qualified improvement property. ASC Topic 740, Income Taxes, requires the effect of changes in tax law be recognized in the period in which new legislation is enacted. The enactment of the CARES Act was not material to the Company’s income taxes for the three months ended March 31, 2021, and is not expected to have a material impact on its financial statements for the full year ending December 31, 2021.

On December 27, 2020, the U.S. enacted the Consolidated Appropriations Act, 2021 (the “Act”) that provides additional tax relief to individuals and businesses affected by the coronavirus pandemic. We considered the provisions of the Act and determined they do not have a material impact to our overall income taxes.

Note 6 — Goodwill and other Intangibles

The third-party originators intangible of $483,000 and goodwill of $11.0 million were recorded as a result of the acquisition of a leasing portfolio in 2016. The core deposit intangible of $2.2 million was recognized for the core deposits acquired in a 2014 acquisition. The Company’s intangible assets were as follows for the periods indicated:

		March 31, 2021			December 31, 2020
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Core deposit intangible	10 years	$2,213	$(1,784)	$429	$2,213	$(1,746)	$467
Third-party originators intangible	7 years	483	(385)	98	483	(369)	114
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$13,727	$(2,169)	$11,558	$13,727	$(2,115)	$11,612

Intangible assets amortization expense for the three-month periods ended March 31, 2021 and 2020 was $54,000 and $65,000, respectively. The Company performed an impairment analysis on its goodwill and other intangible assets as of December 31, 2020 and determined there was no impairment. No triggering event has occurred subsequent to December 31, 2020 that would require a reassessment of goodwill and other intangible assets.

Note 7 — Deposits

Time deposits at or exceeding the FDIC insurance limit of $250,000 March 31, 2021 and December 31, 2020 were $300.9 million and $311.8 million, respectively.

The scheduled maturities of time deposits are as follows for the periods indicated:

At March 31, 2021	Time Deposits of $250,000 or More	Other Time Deposits	Total
	(in thousands)
2021	$244,254	$619,836	$864,090
2022	55,539	225,949	281,488
2023	806	29,134	29,940
2024	—	15,790	15,790
2025 and thereafter	264	2,440	2,704
Total	$300,863	$893,149	$1,194,012

At December 31, 2020
2021	$296,455	$825,677	$1,122,132
2022	14,315	115,832	130,148
2023	804	22,881	23,685
2024	—	5,382	5,382
2025 and thereafter	264	2,089	2,352
Total	$311,838	$971,861	$1,283,699

Accrued interest payable on deposits was $2.4 million and $4.6 million at March 31, 2021 and December 31, 2020, respectively. Total deposits reclassified to loans due to overdrafts at March 31, 2021 and December 31, 2020 were $320,000 and $241,000, respectively.

Note 8 — Borrowings and Subordinated Debentures

At March 31, 2021, the Bank had no overnight advances and $150.0 million in term advances outstanding with the FHLB with a weighted average interest rate of 1.20 percent. At December 31, 2020, the Bank had no overnight advances and $150.0 million of term advances with the FHLB with a weighted average rate of 1.40 percent. The Bank had no outstanding borrowings with the Federal Reserve Bank (“FRB”) under the Paycheck Protection Program Lending Facility (“PPPLF”) as of March 31, 2021 or December 31, 2020. Interest expense on borrowings for the three months ended March 31, 2021 and 2020 was $478,000 and $496,000, respectively.

	March 31, 2021		December 31, 2020
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Overnight advances	$—	0.00%	$—	0.00%
Advances due within 12 months	50,000	1.59%	50,000	1.61%
Advances due over 12 months through 24 months	50,000	1.63%	50,000	1.62%
Advances due over 24 months through 36 months	50,000	0.37%	50,000	0.97%
Outstanding advances	$150,000	1.20%	$150,000	1.40%

The following is financial data pertaining to FHLB advances:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Weighted-average interest rate at end of period	1.20%	1.40%
Weighted-average interest rate during the period	1.29%	1.42%
Average balance of FHLB advances	$150,000	$156,601
Maximum amount outstanding at any month-end	$150,000	$300,000

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $2.34 billion and $2.17 billion of loans pledged as collateral with the FHLB as of March 31, 2021 and December 31, 2020, respectively. Remaining available borrowing capacity was $1.39 billion, subject to the FHLB statutory lending limit of $1.57 billion, and $1.44 billion at March 31, 2021 and December 31, 2020, respectively.

The Bank also had securities with market values of $32.6 million and $27.3 million at March 31, 2021 and December 31, 2020, respectively, pledged with the FRB, which provided $31.1 million and $26.3 million in available borrowing capacity through the Fed Discount Window as of March 31, 2021 and December 31, 2020, respectively.

The Company issued Fixed-to-Floating Subordinated Notes (“Notes”) of $100.0 million on March 21, 2017, with a final maturity on March 30, 2027. The Notes have an initial fixed interest rate of 5.45 percent per annum, payable semiannually on March 30 and September 30 of each year. From and including March 30, 2022 and thereafter, the Notes bear interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.315 percent payable quarterly. If the then current three-month LIBOR is less than zero, three-month LIBOR will be deemed to be zero. Debt issuance cost was $2.3 million, which is being amortized through the Note’s maturity date. At March 31, 2021 and December 31, 2020, the balance of Notes included in the Company’s Consolidated Balance Sheet, net of debt issuance cost, was $98.6 million and $98.5 million, respectively. The amortization of debt issuance cost was $53,000 and $50,000 for the three months ended March 31, 2021 and 2020, respectively.

The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005 which issued $26.0 million of Trust Preferred Securities (“TPS”) at a 6.26 percent fixed rate for the first five years and a variable rate at the three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At March 31, 2021 and December 31, 2020, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $6.3 million and $6.4 million, was $20.5 million and $20.4 million, respectively. The amortization of discount was $99,000 and $96,000 for the three months ended March 31, 2021 and 2020, respectively.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Basic EPS
Net income	$16,659	$2,350
Less: income allocated to unvested restricted stock	100	18
Income allocated to common shares	$16,559	$2,332
Weighted-average shares for basic EPS	30,461,681	30,469,022
Basic EPS (1)	$0.54	$0.08

Effect of dilutive stock options and unvested performance restricted stock	12,289	3,877

Diluted EPS
Income allocated to common shares	$16,559	$2,332
Weighted-average shares for diluted EPS	30,473,970	30,472,899
Diluted EPS (1)	$0.54	$0.08

(1)	Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

There were no anti-dilutive stock options outstanding for the three months ended March 31, 2021 or 2020, respectively.

During the three months ended March 31, 2021, the Company issued an additional 42,626 performance stock units to executive officers from the 2013 Equity Compensation plan fair valued at $784,000 on the grant date of March 24, 2021. These units have a three-year cliff vesting period and include dividend equivalent rights. Total performance stock units outstanding as of March 31, 2021 was 66,563 with an aggregate grant fair value of $1.0 million. As of March 31, 2020, there were no performance stock units outstanding.

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

At March 31, 2021, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5 percent became effective on January 1, 2019, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 7.26 percent and 6.86 percent and the Company's capital conservation buffer was 6.26 percent and 5.93 percent as of March 31, 2021 and December 31, 2020, respectively.

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

The capital ratios of Hanmi Financial and the Bank as of March 31, 2021 and December 31, 2020 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
March 31, 2021
Total capital (to risk-weighted assets):
Hanmi Financial	$755,929	15.54%	$389,082	8.00%	N/A	N/A
Hanmi Bank	$743,137	15.26%	$389,579	8.00%	$486,974	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$596,129	12.26%	$291,812	6.00%	N/A	N/A
Hanmi Bank	$682,137	14.01%	$292,185	6.00%	$389,579	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$575,601	11.84%	$218,859	4.50%	N/A	N/A
Hanmi Bank	$682,137	14.01%	$219,138	4.50%	$316,533	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$596,129	9.61%	$248,215	4.00%	N/A	N/A
Hanmi Bank	$682,137	10.99%	$248,219	4.00%	$310,274	5.00%

December 31, 2020
Total capital (to risk-weighted assets):
Hanmi Financial	$743,091	15.21%	$390,884	8.00%	N/A	N/A
Hanmi Bank	$726,532	14.86%	$391,114	8.00%	$488,893	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$583,076	11.93%	$293,163	6.00%	N/A	N/A
Hanmi Bank	$665,058	13.60%	$293,336	6.00%	$391,114	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$562,647	11.52%	$219,872	4.50%	N/A	N/A
Hanmi Bank	$665,058	13.60%	$220,002	4.50%	$317,780	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$583,076	9.49%	$245,882	4.00%	N/A	N/A
Hanmi Bank	$665,059	10.83%	$245,736	4.00%	$307,170	5.00%

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

Loans held for sale - Loans held for sale includes the guaranteed portion of SBA 7(a) loans and second draw PPP loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of the loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At March 31, 2021 and December 31, 2020, the entire balance of loans held for sale was recorded at its cost. We record loans held for sale on a nonrecurring basis with Level 2 inputs.

Nonperforming loans – Nonaccrual loans receivable and loans 90-days past due and still accruing interest are considered nonperforming for reporting purposes and are measured and recorded at fair value on a non-recurring basis. All nonperforming loans with a carrying balance over $250,000 are individually evaluated for the amount of impairment, if any. Nonperforming loans with a carrying balance of $250,000 or less are evaluated collectively. However, from time to time, nonrecurring fair value adjustments to collateral dependent nonperforming loans are recorded based on either the current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value reported on older appraisals that are then adjusted based on recent market trends, a Level 3 measurement.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2021 and December 31, 2020, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Total Fair Value
	(in thousands)
March 31, 2021
Assets:
Securities available for sale:
U.S. Treasury securities	$10,075	$—	$—	$10,075
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	572,080	—	572,080
Collateralized mortgage obligations	—	112,743	—	112,743
Debt securities	—	85,216	—	85,216
Total U.S. government agency and sponsored agency obligations	—	770,039	—	770,039
Total securities available for sale	$10,075	$770,039	$—	$780,114
Derivative financial instruments	$—	$1,354	$—	$1,354

Liabilities:
Derivative financial instruments	$—	$1,265	$—	$1,265

December 31, 2020
Assets:
Securities available for sale:
U.S. Treasury securities	$10,132	$—	$—	$10,132
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	519,241	—	519,241
Collateralized mortgage obligations	—	133,601	—	133,601
Debt securities	—	90,807	—	90,807
Total U.S. government agency and sponsored agency obligations	—	743,649	—	743,649
Total securities available for sale	$10,132	$743,649	$—	$753,781
Derivative financial instruments	$—	$1,088	$—	$1,088

Liabilities:
Derivative financial instruments	$—	$1,149	$—	$1,149

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of March 31, 2021 and December 31, 2020, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
			Significant
			Observable
		Quoted Prices in	Inputs With No
		Active Markets	Active Market	Significant
		for Identical	With Identical	Unobservable
	Total	Assets	Characteristics	Inputs
	(in thousands)
March 31, 2021
Assets:
Collateral dependent loans (1)	$37,226	$—	$—	$37,226
Other real estate owned	1,545	—	—	1,545
Repossessed personal property	681	—	—	681

December 31, 2020
Assets:
Collateral dependent loans (2)	$63,114	$—	$—	$63,114
Other real estate owned	2,360	—	—	2,360
Repossessed personal property	857	—	—	857

(1)	Consisted of real estate loans of $37.2 million.
(2)	Consisted of real estate loans of $63.1 million and commercial and industrial loans of $41,000.

The following table represents quantitative information about Level 3 fair value comments for assets measured at fair value on a non-recurring basis at March 31, 2021 and December 31, 2020:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
March 31, 2021
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$6,270	Market approach	Market data comparison	(45)% to 35% / (22)%
Hospitality	8,941	Market approach	Market data comparison	(2)
Other	8,137	Market approach	Market data comparison	(66)% to 21% / (54)% (1)
Construction	11,046	Market approach	Market data comparison	(20)% to 10% / (10)%
Residential/consumer loans	2,832	Market approach	Market data comparison	(20)% to 9% / (15)% (1)
Total real estate loans	37,226
Total	$37,226

Other real estate owned	$1,545	Market approach	Market data comparison	(53)% to 15% / (23)%

Repossessed personal property	681	Market approach	Market data comparison	(3)

December 31, 2020
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$6,330	Market approach	Market data comparison	(45)% to 35% / 14%
Hospitality	20,612	Market approach	Market data comparison	(2)
Other	8,410	Market approach	Market data comparison	(55)% to 34% / 15% (1)
Construction	24,854	Market approach	Market data comparison	(20)% to 12% / (8)%
Residential/consumer loans	2,867	Market approach	Market data comparison	(13)% to 15% / 6% (1)
Total real estate loans	63,073
Commercial and industrial loans:
Commercial lines of credit	41	Market approach	Market data comparison	(9)% to 15% / 6% (1)
Total	$63,114

Other real estate owned	$2,360	Market approach	Market data comparison	(35)% to 15% / (14)%

Repossessed personal property	857	Market approach	Market data comparison	(3)

(1)

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

(2)	No discount weighted average range available given primary valuation methodology is via discounted cash flow analysis (DCF) for going concern properties.
(3)

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

Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we have concluded that the carrying amounts approximate fair value, the fair value estimates shown below are based on an exit price notion as of March 31, 2021, as required by ASU 2016-01. The financial instruments for which we have concluded that the carrying amounts approximate fair value include, cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits. The fair values of off-balance sheet items are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.

The estimated fair values of financial instruments were as follows:

	March 31, 2021
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$646,445	$646,445	$—	$—
Securities available for sale	780,114	10,075	770,039	—
Loans held for sale	32,674	—	34,198	—
Loans receivable, net of allowance for credit losses	4,728,759	—	—	4,700,311
Accrued interest receivable	14,806	14,806	—	—
Financial liabilities:
Noninterest-bearing deposits	2,174,624	—	2,174,624	—
Interest-bearing deposits	3,335,199	—	—	3,335,266
Borrowings and subordinated debentures	269,124	—	151,158	115,067
Accrued interest payable	2,352	2,352	—	—

	December 31, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$391,849	$391,849	$—	$—
Securities available for sale	753,781	10,132	743,649	—
Loans held for sale	8,568	—	9,270	—
Loans receivable, net of allowance for credit losses	4,789,742	—	—	4,755,302
Accrued interest receivable	16,363	16,363	—	—
Financial liabilities:
Noninterest-bearing deposits	1,898,766	—	1,898,766	—
Interest-bearing deposits	3,376,242	—	—	3,380,179
Borrowings and subordinated debentures	268,972	—	151,714	118,809
Accrued interest payable	4,564	4,564	—	—

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

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	March 31,	December 31,
	2021	2020
	(in thousands)
Commitments to extend credit	$463,841	$453,900
Standby letters of credit	48,922	47,169
Commercial letters of credit	68,098	54,547
Total undisbursed loan commitments	$580,861	$555,616

The allowance for credit losses related to off-balance sheet items is maintained at a level believed to be sufficient to absorb current expected lifetime losses related to these unfunded credit facilities. The determination of the allowance adequacy is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities.

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Balance at beginning of period	$2,792	$2,397
Adjustment related to adoption of ASU 2016-13	—	(335)
Adjusted balance	2,792	2,062
Provision expense (income) for credit losses	(450)	823
Balance at end of period	$2,342	$2,885

Note 13 — Leases

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

As of March 31, 2021, the outstanding balances for our right-of-use asset and lease liability were $49.1 million and $52.0 million, respectively. The outstanding balances of the right-of-use asset and lease liability were $52.2 million and $54.0 million, respectively, as of December 31, 2020.

In determining the discount rates, since most of our leases do not provide an implicit rate, we used our incremental borrowing rate provided by the FHLB of San Francisco based on the information available at the commencement date to calculate the present value of lease payments.

At March 31, 2021, future minimum rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2021	$7,424
2022	7,196
2023	6,881
2024	6,415
2025	5,889
Thereafter	24,057
Remaining lease commitments	57,862
Interest	(5,854)
Present value of lease liability	$52,008

Weighted average remaining lease terms for the Company's operating leases were 8.57 years and 8.75 years as of March 31, 2021 and December 31, 2020, respectively. Weighted average discount rates used for the Company's operating leases were 2.42 percent and 2.43 percent, respectively, as of March 31, 2021 and December 31, 2020. Net lease expense recognized for the three months ended March 31, 2021 and 2020 was $2.1 million and $2.0 million, respectively. This included operating lease costs of $2.0 million and sublease income of $33,000 for the three months ended March 31, 2021 and 2020.

Cash paid and included in cash flows from operating activities for amounts used in the measurement of the lease liability of the Company's operating leases was $2.0 million for the three months ended March 31, 2021 and 2020.

Note 14 — Liquidity

Hanmi Financial

As of March 31, 2021 and December 31, 2020, Hanmi Financial had $11.6 million and $17.3 million, respectively, in cash on deposit with its bank subsidiary. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of March 31, 2021 and December 31, 2020, the Bank had $150.0 million of FHLB advances and $175.3 million and $193.7 million, respectively, of brokered deposits.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30.0 percent of its assets. As of March 31, 2021, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $1.68 billion and $1.39 billion, respectively, compared to $1.73 billion and $1.44 billion, respectively, as of December 31, 2020.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $31.1 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $32.6 million, and had no borrowings as of March 31, 2021. The Bank also maintains a line of credit for repurchase agreements up to $100.0 million. The Bank also had three unsecured federal funds lines of credit totaling $115.0 million with no outstanding balances as of March 31, 2021.

Note 15 — Derivatives and Hedging Activities

The Company’s derivative financial instruments consist entirely of interest rate swap agreements between the Company and its customers and other third party counterparties. The Company enters into “back-to-back swap” arrangements whereby the Company executes interest rate swap agreements with its customers and acquires an offsetting swap position from a third party counterparty. These derivative financial statements are accounted for at fair value, with changes in fair value recognized in the Company’s Consolidated Statements of Income.

The table below presents the fair value of the Company’s derivative financial instruments as well as their location on the Balance Sheet as of March 31, 2021 and December 31, 2020.

As of March 31, 2021	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$66,759	Other Assets	$1,354	$66,759	Other Liabilities	$1,265
Total derivatives not designated as hedging instruments			$1,354			$1,265

As of December 31, 2020	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$66,904	Other Assets	$1,088	$66,904	Other Liabilities	$1,149
Total derivatives not designated as hedging instruments			$1,088			$1,149

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement as of March 31, 2021. There were no such instruments outstanding as of March 31, 2020.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Quarter Ended March 31, 2021
		(in thousands)
Interest rate products	Other income	$150
Total		$150

No fee income was recognized from the Company's derivative financial instruments for the three months ended March 31, 2021 or 2020.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The derivative assets are located within the prepaid and other assets line item on the Consolidated Balance Sheets and the derivative liabilities are located within the accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
As of March 31, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$1,354	$—	$1,354	$1,265	$89	$—

Offsetting of Derivative Liabilities
As of March 31, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$1,265	$—	$1,265	$1,265	$—	$—

Offsetting of Derivative Assets
As of December 31, 2020
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$1,088	$—	$1,088	$1,088	$—	$1,088

Offsetting of Derivative Liabilities
As of December 31, 2020
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount

Derivatives	$1,149	$—	$1,149	$—	$1,150	$(1)

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

As of March 31, 2021 and December 31, 2020, the fair value of derivatives in a net liability position for counterparty transactions, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0 and $1.1 million, respectively. As of March 31, 2021, the Company had received $1.0 million of collateral from its counterparties related to these agreements and is adequately collateralized since its net asset position was $89,000 ($1.4 million fair value of assets less $1.3 million fair value of liabilities) as of March 31, 2021. As of December 31, 2020, the Company had posted $1.2 million of collateral related to these agreements and was essentially over-collateralized since its net liability position was $61,000 ($1.1 million fair value of assets less $1.1 million fair value of liabilities). If the Company had breached any of the provisions described above at March 31, 2021 or December 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $0 and $1.1 million, respectively.

Note 16 — Subsequent Events

At the date of issuance of this report, no subsequent events occurred that required disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three months ended March 31, 2021. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended March 31, 2021 (this “Report”).

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

For additional information concerning risks we face, see “Part II, Item 1A. Risk Factors” in this Report and “Item 1A. Risk Factors” in Part I of the 2020 Annual Report on Form 10-K. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

COVID-19

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments placed restrictions on travel, gatherings and business activities.  Various state governments and federal agencies have required lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed legislation that provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.  Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to consolidated financial statements in our 2020 Annual Report on Form 10-K. We had no significant changes in our accounting policies since the filing of our 2020 Annual Report on Form 10-K.

Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2020 Annual Report on Form 10-K. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors.

Executive Overview

Net income was $16.7 million, or $0.54 per diluted share, for the three months ended March 31, 2021 compared with $2.4 million, or $0.08 per diluted share, for the same period a year ago. The increase in net income for the 2021 first quarter primarily reflects a $7.4 million qualitative provision associated with the COVID-19 pandemic, a $4.9 million provision related to changes in other qualitative factors, a $2.6 million specific provision for a previously identified troubled loan relationship, and a $823,000 provision for off-balance sheet items.

Other financial highlights include the following:

•

Cash and due from banks increased $254.6 million to $646.4 million as of March 31, 2021 from $391.8 million at December 31, 2020, primarily from a higher volume of non-interest bearing deposits, reflecting proceeds from PPP loans and other government assistance programs, as well as an increase in our marketing efforts.

•	Loans receivable, before allowance for credit losses, were $4.82 billion at March 31, 2021 compared with $4.88 billion at December 31, 2020.
•	Deposits were $5.51 billion at March 31, 2021 compared with $5.28 billion at December 31, 2020. The increase reflects principally a $275.9 million increase in non-interest bearing demand deposits.

Results of Operations

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest derived from earning assets, and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on loans receivable are affected principally by changes to interest rates, the demand for loans receivable, the supply of money available for lending purposes, and other competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve.

The following table shows the average balance of assets, liabilities and stockholders’ equity; the amount of interest income, on a tax-equivalent basis, and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	March 31, 2021			March 31, 2020
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(in thousands)
Interest-earning assets:
Loans receivable (1)	$4,843,825	$50,614	4.24%	$4,518,395	$54,648	4.86%
Securities (2)	774,022	1,140	0.59%	623,711	3,655	2.34%
FHLB stock	16,385	206	5.10%	16,385	289	7.10%
Interest-bearing deposits in other banks	395,602	96	0.10%	104,513	333	1.28%
Total interest-earning assets	6,029,834	52,056	3.50%	5,263,004	58,925	4.50%

Noninterest-earning assets:
Cash and due from banks	56,666			97,896
Allowance for credit losses	(89,681)			(61,054)
Other assets	233,146			204,807
Total assets	$6,229,965			$5,504,653

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$102,980	$14	0.05%	$82,934	$21	0.10%
Money market and savings	1,967,012	1,479	0.30%	1,687,013	4,780	1.14%
Time deposits	1,238,513	2,465	0.81%	1,522,745	7,942	2.10%
Total interest-bearing deposits	3,308,505	3,958	0.49%	3,292,692	12,743	1.56%
Borrowings	150,000	478	1.29%	130,659	496	1.53%
Subordinated debentures	119,040	1,619	5.44%	118,444	1,712	5.78%
Total interest-bearing liabilities	3,577,545	6,055	0.69%	3,541,795	14,951	1.70%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,991,204			1,333,697
Other liabilities	80,060			69,205
Stockholders' equity	581,156			559,956
Total liabilities and stockholders' equity	$6,229,965			$5,504,653

Net interest income (taxable equivalent basis)		$46,001			$43,974

Cost of deposits (3)			0.30%			1.11%
Net interest spread (taxable equivalent basis) (4)			2.81%			2.80%
Net interest margin (taxable equivalent basis) (5)			3.09%			3.36%

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.
(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended
	March 31, 2021 vs March 31, 2020
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$3,530	$(7,564)	$(4,034)
Securities (2)	699	(3,214)	(2,515)
FHLB stock	—	(83)	(83)
Interest-bearing deposits in other banks	279	(516)	(237)
Total interest and dividend income	4,508	(11,377)	(6,869)

Interest expense:
Demand: interest-bearing	$4	$(11)	$(7)
Money market and savings	674	(3,975)	(3,301)
Time deposits	(1,276)	(4,201)	(5,477)
Borrowings	66	(84)	(18)
Subordinated debentures	8	(101)	(93)
Total interest expense	(524)	(8,372)	(8,896)
Change in net interest income	$5,032	$(3,005)	$2,027

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Interest and dividend income, on a taxable equivalent basis, decreased $6.9 million, or 11.7 percent, to $52.1 million for the three months ended March 31, 2021 from $58.9 million for the same period in 2020 due primarily to a $4.0 million or 7.4 percent decrease in the interest on loans and a $2.5 million or 68.8 percent decrease in the interest on securities. Interest expense decreased $8.9 million, or 59.5 percent, to $6.1 million for the three months ended March 31, 2021 from $15.0 million for the same period in 2020 due primarily to a $8.8 million or 68.9 percent decrease in the interest on deposits. For the three months ended March 31, 2021 and 2020, net interest income, on a taxable equivalent basis, was $46.0 million and $44.0 million, respectively. The increase in net interest income was primarily due to the decrease in interest expense on interest-bearing liabilities, partially offset by the decrease in interest income on interest-earning assets. The net interest spread and net interest margin, on a taxable equivalent basis, for the three months ended March 31, 2021 were 2.81 percent and 3.09 percent, respectively, compared with 2.80 percent and 3.36 percent, respectively, for the same period in 2020.

The average balance of interest earning assets increased $766.8 million, or 14.6 percent, to $6.03 billion as of March 31, 2021 from $5.26 billion for the three months ended March 31, 2020. The average balance of loans increased $325.4 million, or 7.2 percent, to $4.84 billion for the three months ended March 31, 2021 from $4.52 billion as of March 31, 2020. The average balance of securities increased $150.3 million, or 24.1 percent, to $774.0 million for the three months ended March 31, 2021 from $623.7 million as of March 31, 2020. The increase in the average balance of loans was due mainly to new loan production driven by PPP loans.

The average yield on interest-earning assets, on a taxable equivalent basis, decreased 100 basis points to 3.50 percent for the three months ended March 31, 2021 from 4.50 percent for the three months ended March 31, 2020, mainly due to the origination of $440.3 million of PPP loans at a rate of one percent during the second quarter of 2020 and first quarter of 2021. The average yield on loans decreased to 4.24 percent for the three months ended March 31, 2021 from 4.86 percent for the three months ended March 31, 2020, primarily due to the continued decrease in market interest rates commencing in the first quarter of 2020 and the origination of $308.8 million of first draw PPP loans at a rate of one percent during the second quarter of 2020. The average yield on securities, on a taxable equivalent basis, decreased to 0.59 percent for the three months ended March 31, 2021 from 2.34 percent for the three months ended March 31, 2020, attributable to the sale of most of the portfolio during second quarter 2020 and subsequently reinvesting into a portfolio of lower yielding securities due to the continued decline in market interest rates.

The average balance of interest-bearing liabilities increased $35.8 million, or 1.0 percent, to $3.58 billion as of March 31, 2021 compared to $3.54 billion as of March 31, 2020. The increase in average interest-bearing liabilities resulted primarily from higher noninterest bearing demand deposits, money market and savings balances, offset by a decrease in time deposits. The average cost of interest-bearing liabilities decreased by 101 basis points to 0.69 percent for the three months ended March 31, 2021 from 1.70 percent for the three months ended March 31, 2020. The decrease was due to lower market interest rates and a shift away from time deposits to low-interest money market and savings accounts.

Credit Loss Expense

For the three months ended March 31, 2021, credit loss expense was $2.1 million, comprised of a $1.0 million provision for loan losses, a $2.1 million provision for an SBA guarantee repair loss, a $450,000 negative provision for off-balance sheet items and a $471,000 negative provision for losses on accrued interest receivable for loans currently or previously modified under the CARES Act. For the same period in 2020, loan loss provision was $14.9 million and provision for off-balance sheet items was $823,000. The credit loss expense for the three months ended March 31, 2021 compared to the same period in 2020 reflected the higher allowance as of March 31, 2020 from a $7.4 million qualitative provision associated with the COVID-19 pandemic, a $4.9 million provision related to other qualitative factors, an additional provision for a previously identified troubled loan relationship of $2.6 million, and an off-balance sheet provision of $823,000.

See also “Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount
	(in thousands)
Service charges on deposit accounts	$2,357	$2,400	$(43)
Trade finance and other service charges and fees	1,034	986	48
Servicing income	846	561	285
Bank-owned life insurance income	256	277	(21)
All other operating income	841	845	(4)
Service charges, fees & other	5,334	5,069	265
Gain on sale of SBA loans	1,671	1,154	517
Gain on sale of PPP loans	2,454	—	2,454
Net gain on sales of securities	99	—	99
Legal settlement	250	—	250
Total noninterest income	$9,808	$6,223	$3,585

For the three months ended March 31, 2021, noninterest income was $9.8 million, an increase of $3.6 million, or 57.6 percent, compared with $6.2 million for the same period in 2020. Most of the increase was attributable to a $2.5 million gain on the sale of $108.6 million of PPP loans originated during the quarter, and $1.7 million in gains on the sale of $18.1 million of non-PPP 7(a) SBA loans during the three months ended March 31, 2021 compared with $1.2 million for the three months ended March 31, 2020.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount
	(in thousands)
Salaries and employee benefits	$16,820	$17,749	$(929)
Occupancy and equipment	4,595	4,475	120
Data processing	2,926	2,669	257
Professional fees	1,447	1,915	(468)
Supplies and communications	757	781	(24)
Advertising and promotion	359	734	(375)
All other operating expenses	2,378	2,722	(344)
Subtotal	29,282	31,045	(1,763)
Other real estate owned expense	221	2	219
Repossessed personal property expense	32	21	11
Total noninterest expense	$29,535	$31,068	$(1,533)

For the three months ended March 31, 2021, noninterest expense was $29.5 million, a decrease of $1.5 million, or 4.9 percent, compared with $31.1 million for the same period in 2020. Salaries and benefits decreased $929,000, as $1.4 million in capitalized costs from second draw PPP originations was offset partially by higher incentive compensation expense. Noninterest expense also benefited from lower professional fees related to a prior year troubled loan relationship resolved in 2020 and prior year implementation costs of the new CECL standard, and lower advertising and promotion expense, offset partially higher data processing costs and other real estate owned expense.

Income Tax Expense

Income tax expense was $7.5 million and $1.0 million representing an effective income tax rate of 31.1 percent and 30.7 percent for the three months ended March 31, 2021 and 2020, respectively. The increase in the effective tax rate for the three months ended March 31, 2021, compared to the same period in 2020 was principally due to an increase in pre-tax earnings.

Financial Condition

Securities

As of March 31, 2021, our securities portfolio consisted of U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and debt securities and, to a lesser extent, U.S. Treasury securities. Most of these securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of March 31, 2021 and December 31, 2020.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their cost weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, as of March 31, 2021:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands)
Securities available for sale:
U.S. Treasury securities	$9,998	2.67%	$—	0.00%	$—	0.00%	$—	0.00%	$9,998	2.67%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	1,174	1.67%	2,937	1.35%	—	0.00%	575,098	0.86%	579,209	0.86%
Collateralized mortgage obligations	—	0.00%	746	1.47%	978	1.19%	111,084	0.26%	112,808	0.28%
Debt securities	—	0.00%	75,660	0.54%	10,000	0.85%	—	0.00%	85,660	0.58%
Total U.S. government agency and sponsored agency obligations	1,174	1.67%	79,343	0.58%	10,978	0.88%	686,182	0.76%	777,677	0.75%
Total securities available for sale	$11,172	2.56%	$79,343	0.58%	$10,978	0.88%	$686,182	0.76%	$787,675	0.77%

Loans Receivable

As of March 31, 2021 and December 31, 2020, loans receivable (excluding loans held for sale), net of deferred loan fees and costs, discounts and allowance for credit losses, were $4.73 billion and $4.79 billion, respectively, representing a decrease of $61.0 million, or 1.3 percent. The decrease reflects $303.3 million in loan sales and payoffs, including $108.6 million in second draw PPP loan sales and $39.0 million in SBA PPP loan forgiveness, and amortization of $94.9 million, offset partially by $348.0 million in new loan production, including $131.5 million of second draw PPP loan production.

During the three months ended March 31, 2021, total loan disbursements consisted of $103.1 million in commercial real estate loans, $34.1 million in leases receivable, $42.3 million in commercial and industrial loans, $155.9 million in SBA loans ($131.5 million in second draw PPP loans) and $12.7 million in residential/consumer loans.

The table below shows the maturity distribution of outstanding loans as of March 31, 2021. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$174,754	$532,914	$103,915	$—	$811,583
Hospitality	223,908	578,520	39,586	—	842,014
Other	214,603	983,650	339,945	117,867	1,656,065
Total commercial property loans	613,265	2,095,084	483,446	117,867	3,309,662
Construction	61,910	716	—	—	62,626
Residential/consumer loans	4,034	1,418	5,832	316,944	328,228
Total real estate loans	679,209	2,097,218	489,278	434,811	3,700,516
Commercial and industrial loans	219,926	406,624	80,523	—	707,073
Leases receivable	19,566	363,683	26,313	—	409,562
Loans receivable	$918,701	$2,867,525	$596,114	$434,811	$4,817,151
Loans with predetermined interest rates	$480,084	$1,877,300	$138,669	$40,670	$2,536,723
Loans with variable interest rates	438,617	990,225	457,445	394,141	2,280,428

Industry

As of March 31, 2021, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10.0 percent of loans receivable outstanding:

		Percentage of
	Balance as of	Loans Receivable
	March 31, 2021	Outstanding
	(in thousands)
Lessor of nonresidential buildings	$1,436,931	29.8%
Hospitality	880,894	18.3%

Loan Quality Indicators

Delinquent loans (defined as 30 to 89 days past due and still accruing) were $6.9 million and $9.5 million at March 31, 2021 and December 31, 2020, respectively, representing a decrease of $2.5 million or 26.9 percent, in 2021. There were no loans 90 days or more past due and accruing at March 31, 2021 and December 31, 2020.

Special mention loans were $96.1 million at March 31, 2021 compared with $77.0 million at December 31, 2020. The quarter-over-quarter change reflects additions of $33.8 million and reductions (comprising upgrades, downgrades and payments) of $14.7 million. At March 31, 2021 and December 31, 2020, special mention loans included $72.0 million and $49.1 million, respectively, of loans identified as adversely affected by the pandemic.

Classified loans were $147.4 million at March 31, 2021 compared with $140.2 million at the end of the fourth quarter. The quarter-over-quarter change reflects additions of $28.5 million and reductions (comprising upgrades, payments, sales, and charge-offs) of $21.3 million. At March 31, 2021 and December 31, 2020, classified loans included $69.5 million and $54.0 million, respectively, of loans identified as adversely affected by the COVID-19 pandemic.

Nonperforming Assets

Nonperforming loans consist of loans receivable on nonaccrual status and loans 90 days or more past due and still accruing interest. Nonperforming assets consist of nonperforming loans and OREO. Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless we believe the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on nonaccrual status earlier, depending upon the individual circumstances surrounding the loan's delinquency. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for nonaccrual. OREO consists of properties acquired by foreclosure or similar means, or vacant bank properties for which their usage for operations has ceased and management intends to offer for sale.

Except for nonaccrual loans and loans modified under the CARES Act set forth below, management is not aware of any other loans as of March 31, 2021 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan or lease repayment terms, or any known events that would result in a loan or lease being designated as nonperforming at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

Nonaccrual loans were $55.1 million at March 31, 2021 or 1.14 percent of loans, compared with $83.0 million at December 31, 2020, or 1.70 percent of the portfolio. The quarter-over-quarter change reflects additions of $2.7 million loans and reductions (comprising upgrades, payments, sales, and charge-offs) of $30.6 million. At March 31, 2021, nonaccrual loans included $21.0 million of loans adversely affected by the pandemic.

Nonperforming assets were $56.6 million at the end of the first quarter of 2021, or 0.88 percent of total assets, compared with $85.4 million, or 1.38 percent, at the end of the prior quarter.

All of the $55.1 million and $83.0 million nonaccrual loans as of March 31, 2021 and December 31, 2020, respectively, were considered nonperforming and resulted in aggregate individually evaluated allowances of $12.2 million and $14.1 million, respectively. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

Loans modified under the CARES Act declined 25.0 percent to $116.4 million at March 31, 2021 from $155.6 million at December 31, 2020.  At March 31, 2021, approximately 10.6 percent, or $12.3 million, of modified loans are currently under deferred payment arrangements, compared with approximately 13.6 percent, or $21.1 million at December 31, 2020. The remainder of modified loans were making payments that are less than the contractually required amount.  Of the modified loan portfolio, at March 31, 2021, 43.6 percent were special mention and 15.6 percent were classified, compared with 20.1 percent and 15.7 percent at December 31, 2020.  In addition, 7.1 percent and 4.6 percent were on nonaccrual status at March 31, 2021 and December 31, 2020, respectively.

Individually Evaluated Loans

The Company reviews loans on an individual basis when the loan does not share similar risk characteristics with loan pools.

Individually evaluated loans were $63.5 million and $91.0 million as of March 31, 2021 and December 31, 2020, respectively, representing a decrease of $27.5 million, or 30.2 percent. Specific allowances associated with individually evaluated loans decreased $1.9 million to $12.2 million as of March 31, 2021 compared with $14.1 million as of December 31, 2020.

For the three months ended March 31, 2021, there were no loans restructured which were subsequently classified as TDRs. For the year ended December 31, 2020, we restructured monthly payments for five loans, with a net carrying value of $4.5 million at the time of modification, which we subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less.

As of March 31, 2021 and December 31, 2020, TDRs on an accrual status were $8.4 million and $7.9 million, respectively, most of which were deferral of principal or extensions of maturity. A $2,000 and $5,000 allowance relating to these loans, respectively, was included in the allowance for credit losses. As of March 31, 2021 and December 31, 2020, restructured loans on nonaccrual status were $15.2 million and $17.1 million, respectively, and a $5,000 and $12,000 allowance relating to these loans, respectively, was included in the allowance for credit losses.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

The Company’s estimate of the allowance for credit losses at March 31, 2021 and December 31, 2020 reflects losses expected over the remaining contractual life of the assets based on historical, current, and forward-looking information. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

Management selected three loss methodologies for the collective allowance estimation. At March 31, 2021, the Company used the discounted cash flow (“DCF”) method to estimate allowances for credit losses for the commercial and industrial loan portfolio, the PD/LGD method for the commercial property, construction and residential property portfolios, and the Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses for equipment financing agreements or the equipment lease receivables portfolio. Loans that do not share similar risk characteristics are individually evaluated for allowances.

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

As of March 31, 2021 and December 31, 2020, the Company relied on the economic projections from Moody’s Analytics Economic Scenarios and Forecasts to inform its loss driver forecasts over the four-quarter forecast period whereas it had previously relied on Federal Reserve Economic Database economic data. For all loan pools, the Company utilizes and forecasts the national unemployment rate as the primary loss driver.

To adjust the historical and forecast periods to current conditions, the Company applies various qualitative factors derived from market, industry or business specific data, changes in the underlying portfolio composition, trends relating to credit quality, delinquency, nonperforming and adversely rated leases, and reasonable and supportable forecasts of economic conditions.

The allowance for credit losses was $88.4 million at March 31, 2021 compared with $90.4 million at December 31, 2020.  The allowance attributed to individually evaluated loans was $12.2 million at March 31, 2021 compared with $14.1 million at December 31, 2020. The allowance attributed to collectively evaluated loans was $76.2 million at March 31, 2021 compared with $76.4 million at December 31, 2020, and considered the impact of changes in macroeconomic assumptions including an improving unemployment rate for the subsequent four quarters.  The Company recognizes the inherent uncertainties in the estimate of the allowance for credit losses and the effect the COVID-19 pandemic may have on borrowers. The following table reflects our allocation of the allowance for credit losses by loan category as well as the loans receivable for each loan category to total loans, including related percentages:

	March 31, 2021			December 31, 2020
		Loans			Loans
	Allowance Amount	Total Loans	Percentage of Total Loans	Allowance Amount	Total Loans	Percentage of Total Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$3,962	$811,583	16.8%	$4,855	$824,606	16.9%
Hospitality	38,251	842,014	17.5%	28,801	859,953	17.6%
Other	11,121	1,656,065	34.4%	13,991	1,610,377	33.0%
Total commercial property loans	53,334	3,309,662	68.7%	47,647	3,294,936	67.5%
Construction	3,670	62,626	1.3%	2,876	58,882	1.2%
Residential/consumer loans	758	328,228	6.8%	1,353	345,831	7.1%
Total real estate loans	57,762	3,700,516	76.8%	51,876	3,699,649	75.8%
Commercial and industrial loans	16,387	707,073	14.7%	21,410	757,255	15.5%
Leases receivable	14,243	409,562	8.5%	17,140	423,264	8.7%
Total	$88,392	$4,817,151	100.0%	$90,426	$4,880,168	100.0%

The following table sets forth certain ratios related to our allowance for credit losses at the dates presented:

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
Ratios:
Allowance for credit losses to loans receivable	1.83%	1.85%
Nonaccrual loans to loans	1.14%	1.70%
Allowance for credit losses to nonaccrual loans	160.54%	108.91%

Balance:
Nonaccrual loans at end of period	$55,058	$83,032
Nonperforming loans at end of period	$55,058	$83,032

As of March 31, 2021 and December 31, 2020, the allowance for credit losses related to off-balance sheet items, primarily unfunded loan commitments, was $2.3 million and $2.8 million, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances were adequate for current expected lifetime losses in the loan portfolio and off-balance sheet exposure as of March 31, 2021.

The following table presents a summary of net charge-offs (recoveries) for the loan portfolio:

	Three Months Ended
	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs (Recoveries) to Average Loans (1)
	(in thousands)
March 31, 2021
Real estate loans	$3,704,694	$1,236	0.13%
Commercial and industrial loans	723,343	(6)	(0.00)%
Leases receivable	415,788	1,768	1.70%
Total	$4,843,825	$2,998	0.25%

March 31, 2020
Real estate loans	$3,592,136	$14,085	1.57%
Commercial and industrial loans	432,633	12,066	11.16%
Leases receivable	493,626	1,107	0.90%
Total	$4,518,395	$27,258	2.41%
(1)	Annualized

For the three months ended March 31, 2021, gross charge-offs were $3.5 million, a decrease of $24.0 million, or 87.2 percent, from $27.5 million for the same period in 2020 and recoveries were $507,000, an increase of $291,000 or 134.7 percent, from $216,000 in 2020. Net loan charge-offs were $3.0 million, or 0.25 percent of average loans, compared with $27.3 million, or 2.41 percent of average loans, for the three months ended March 31, 2021 and 2020, respectively.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	March 31, 2021		December 31, 2020
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$2,174,624	39.5%	$1,898,766	36.0%
Interest-bearing:
Demand	111,362	2.0%	100,617	1.9%
Money market and savings	2,029,824	36.8%	1,991,926	37.8%
Uninsured time deposits of more than $250,000:
Three months or less	182,827	3.3%	134,543	2.6%
Over three months through six months	10,047	0.2%	70,011	1.3%
Over six months through twelve months	64,234	1.2%	52,401	1.0%
Over twelve months	2,505	0.0%	8,633	0.2%
Other time deposits	934,400	17.0%	1,018,111	19.3%
Total deposits	$5,509,823	100.0%	$5,275,008	100.0%

Total deposits were $5.51 billion and $5.28 billion as of March 31, 2021 and December 31, 2020, respectively, representing an increase of $234.8 million, or 4.5 percent.

Growth was primarily driven by an increase in noninterest-bearing demand deposits and to a lesser extent increases in money market and savings deposits and interest-bearing demand deposits, partially offset by a reduction in time deposits. At March 31, 2021, the loan-to-deposit ratio was 87.4 percent compared with 92.5 percent at the end of the previous quarter. The increase in noninterest-bearing deposits reflects growth from new and existing customer relationships as well as increases from second draw PPP loans and similar economic stimulus activities.

As of March 31, 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.27 billion, of which $2.01 billion were demand deposits and money market and savings deposits and $259.6 million were time deposits. As of December 31, 2020, the aggregate amount of uninsured deposits was $2.09 billion, consisting of $1.82 billion in demand deposits and money market and savings deposits and $265.6 million in time deposits.

Borrowings and Subordinated Debentures

Borrowings mostly take the form of advances from the FHLB. At March 31, 2021 and December 31, 2020, advances from the FHLB were $150.0 million. At March 31, 2021 and December 31, 2020, the Bank had $150.0 million in term advances and no overnight advances from the FHLB.

The following is a summary of contractual maturities greater than twelve months of FHLB advances:

	March 31, 2021		December 31, 2020
FHLB of San Francisco	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Advances due over 12 months through 24 months	$50,000	1.63%	$50,000	1.62%
Advances due over 24 months through 36 months	50,000	0.37%	50,000	0.97%
Outstanding advances over 12 months	$100,000	1.00%	$100,000	1.30%

The weighted-average interest rate at March 31, 2021 and December 31, 2020 were 1.20 percent and 1.40 percent, respectively, and weighted-average interest rate for the three months ended March 31, 2021 and December 31, 2020 were 1.29 percent and 1.42 percent, respectively.  Average balances of FHLB advances for the three months ended March 31, 2021 and December 31, 2020 were $150.0 million and $156.6 million, respectively, with maximum amount outstanding at any month end during the three months period ended March 31, 2021 and December 31, 2020 of $150.0 million and $300.0 million, respectively.

Subordinated debentures were $119.1 million as of March 31, 2021 and $119.0 million as of December 31, 2020. Subordinated debentures are comprised of fixed-to-floating subordinated notes of $98.6 million and $98.5 million as of March 31, 2021 and December 31, 2020, respectively, and junior subordinated deferrable interest debentures of $20.5 million and $20.4 million as of March 31, 2021 and December 31, 2020, respectively. See “Note 8 – Borrowings and Subordinated Debentures” to the consolidated financial statements for more details.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below) as of March 31, 2021. The Company compares this stress simulation to policy limits, which specify the maximum tolerance level for net interest income exposure over a 1- to 12-month and a 13- to 24- month horizon, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
Change in	1- to 12-Month Horizon		13- to 24-Month Horizon
Interest	Dollar	Percentage	Dollar	Percentage
Rate	Change	Change	Change	Change
	(dollars in thousands)
300%	$33,652	16.92%	$47,830	24.19%
200%	$22,135	11.13%	$31,776	16.07%
100%	$11,190	5.63%	$16,783	8.49%
(100%)	$(7,254)	(3.65%)	$(12,328)	(6.23%)

Change in	Economic Value of Equity (EVE)
Interest	Dollar	Percentage
Rate	Change	Change
	(dollars in thousands)
300%	$156,938	29.45%
200%	$116,316	21.82%
100%	$69,132	12.97%
(100%)	$(125,598)	(23.57%)

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

In response to the uncertainty surrounding the COVID-19 pandemic, the Board reduced the quarterly cash dividend paid on common stock for the third and fourth quarter of 2020 to $0.08 per share from $0.12 per share and $0.24 per share in the second and first quarters of 2020, respectively. The Board believed these actions were the most prudent course of action as it continued to monitor the results of operations and financial condition of the Company. During the first quarter of 2021, the Board authorized an increase in the quarterly cash dividend to $0.10 per share due to the stabilization of Company results and financial condition. In addition, during the second quarter of 2021, due to the continued stabilization of Company results and financial condition, the Board authorized an increase in the quarterly cash dividend to $0.12 per share. The Board expects to continue to re-evaluate the level of quarterly dividends in subsequent quarters.

The Company’s ability to pay dividends to shareholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period).  Where the above test is not met, cash dividends may still be paid, with the prior approval of the Department of Financial Protection and Innovation (“DFPI”), in an amount not exceeding the greatest of: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year.  As of April 1, 2021, after giving effect to the 2021 second quarter dividend declared by the Company, the Bank has the ability to pay $13.5 million of dividends without the prior approval of the Commissioner of the DFPI.

At March 31, 2021, the Bank’s total risk-based capital ratio of 15.26 percent, Tier 1 risk-based capital ratio of 14.01 percent, common equity Tier 1 capital ratio of 14.01 percent and Tier 1 leverage capital ratio of 10.99 percent, placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent, and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

At March 31, 2021, the Company's total risk-based capital ratio was 15.54 percent, Tier 1 risk-based capital ratio was 12.26 percent, common equity Tier 1 capital ratio was 11.84 percent and Tier 1 leverage capital ratio was 9.61 percent.

For a discussion of implemented changes to the capital adequacy framework prompted by Basel III and the Dodd- Frank Wall Street Reform and Consumer Protection Act, see our 2020 Annual Report on Form 10-K.

Liquidity

For a discussion of liquidity for the Company, see Note 14 - Liquidity included in the notes to unaudited consolidated financial statements in this Report and Note 22 – Liquidity in our 2020 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see Note 12 - Off-Balance Sheet Commitments included in the notes to unaudited consolidated financial statements in this Report and “Item 1. Business - Off-Balance Sheet Commitments” in our 2020 Annual Report on Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations described in our 2020 Annual Report on Form 10-K.

Recently Issued Accounting Standards Not Yet Effective

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

The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the three months ended March 31, 2021, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Corporation from those disclosed in "Risk Factors" in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 24, 2019, the Company announced a stock repurchase program that authorized the repurchase of up to 5 percent of its outstanding shares or approximately 1.5 million shares of common stock. As of March 31, 2021, 934,600 shares remained available for future purchases under that stock repurchase program. Shortly following the federal proclamation declaring a national emergency concerning the COVID-19 outbreak, Hanmi suspended its share repurchase program, however, this program was reinstated in February 2021. In addition to the shares noted in the table below, during the three months ended March 31, 2021, the Company acquired 4,682 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through vesting of Company stock awards.

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2021:

Purchase Date:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
January 1, 2021 - January 31, 2021	$—	—	989,600
February 1, 2021 - February 28, 2021	$16.86	25,000	964,600
March 1, 2021 - March 31, 2021	$17.48	30,000	934,600
Total	$17.20	55,000	934,600
Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL

*	Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).
†	Constitutes a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	May 10, 2021	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2021	By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)