Form 10-Q
period 2021-06-30
HANMI FINANCIAL CORP
filed 2021-08-09
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 2, 2021, there were 30,696,546 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries Quarterly Report on Form 10-Q

Three Months Ended June 30, 2021

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Cash and due from banks	$697,789	$391,849
Securities available for sale, at fair value (amortized cost of $866,204 as of June 30, 2021 and $749,458 as of December 31, 2020)	862,119	753,781
Loans held for sale, at the lower of cost or fair value	36,030	8,568
Loans receivable, net of allowance for credit losses of $83,372 as of June 30, 2021 and $90,426 as of December 31, 2020	4,736,720	4,789,742
Accrued interest receivable	14,397	16,363
Premises and equipment, net	26,225	26,431
Customers' liability on acceptances	1,907	1,319
Servicing assets	6,199	6,212
Goodwill and other intangible assets, net	11,504	11,612
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	41,208	42,704
Bank-owned life insurance	54,402	53,894
Prepaid expenses and other assets	73,970	83,028
Total assets	$6,578,856	$6,201,888

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,354,671	$1,898,766
Interest-bearing	3,275,159	3,376,242
Total deposits	5,629,830	5,275,008
Accrued interest payable	1,855	4,564
Bank's liability on acceptances	1,907	1,319
Borrowings	150,000	150,000
Subordinated debentures ($126,800 face amount less unamortized discount and debt issuance costs of $7,557 and $7,828 as of June 30, 2021 and December 31, 2020, respectively)	119,243	118,972
Accrued expenses and other liabilities	73,044	74,981
Total liabilities	5,975,879	5,624,844
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,617,311 shares (30,697,652 shares outstanding) as of June 30, 2021 and issued 33,560,801 shares (30,717,835 shares outstanding) as of December 31, 2020	33	33
Additional paid-in capital	579,595	578,360
Accumulated other comprehensive (loss) income, net of tax benefit of $1,226 as of June 30, 2021 and net of tax expense of $1,247 as of December 31, 2020	(2,859)	3,076
Retained earnings	146,651	114,621
Less treasury stock; 2,919,659 shares as of June 30, 2021 and 2,842,966 shares as of December 31, 2020	(120,443)	(119,046)
Total stockholders' equity	602,977	577,044
Total liabilities and stockholders' equity	$6,578,856	$6,201,888

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest and dividend income:
Interest and fees on loans receivable	$52,785	$52,230	$103,400	$106,878
Interest on securities	1,404	3,225	2,544	6,880
Dividends on FHLB stock	242	203	448	492
Interest on deposits in other banks	176	78	272	411
Total interest and dividend income	54,607	55,736	106,664	114,661
Interest expense:
Interest on deposits	3,003	8,889	6,953	21,631
Interest on borrowings	447	760	933	1,256
Interest on subordinated debentures	1,585	1,645	3,204	3,357
Total interest expense	5,035	11,294	11,090	26,244
Net interest income before credit loss expense	49,572	44,442	95,574	88,417
Credit loss (recovery) expense	(3,327)	24,594	(1,217)	40,333
Net interest income after credit loss (recovery) expense	52,899	19,848	96,791	48,084
Noninterest income:
Service charges on deposit accounts	2,344	2,032	4,599	4,432
Trade finance and other service charges and fees	1,259	961	2,280	1,948
Gain on sale of Small Business Administration ("SBA") loans	3,508	—	7,633	1,154
Net gain on sales of securities	—	15,712	99	15,712
Other operating income	1,775	2,226	4,081	3,908
Total noninterest income	8,886	20,931	18,692	27,154
Noninterest expense:
Salaries and employee benefits	18,302	14,701	35,122	32,450
Occupancy and equipment	4,602	4,508	9,198	8,983
Data processing	2,915	2,804	5,841	5,473
Professional fees	1,413	1,545	2,860	3,460
Supplies and communications	733	858	1,489	1,639
Advertising and promotion	374	456	732	1,190
Other operating expenses	2,444	2,266	5,074	5,011
Total noninterest expense	30,783	27,138	60,316	58,206
Income before tax	31,002	13,641	55,167	17,032
Income tax expense	8,880	4,466	16,386	5,506
Net income	$22,122	$9,175	$38,781	$11,526
Basic earnings per share	$0.72	$0.30	$1.26	$0.38
Diluted earnings per share	$0.72	$0.30	$1.26	$0.38
Weighted-average shares outstanding:
Basic	30,442,993	30,426,967	30,452,320	30,447,984
Diluted	30,520,456	30,426,967	30,526,120	30,450,231

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$22,122	$9,175	$38,781	$11,526
Other comprehensive income (loss), net of tax:
Unrealized gain on securities:
Unrealized holding gain arising during period	3,476	(493)	(8,309)	11,431
Less: reclassification adjustment for net gain included in net income	—	(15,712)	(99)	(15,712)
Income tax benefit (expense) related to items of other comprehensive income	(1,042)	4,673	2,473	1,234
Other comprehensive income (loss), net of tax	2,434	(11,532)	(5,935)	(3,047)
Comprehensive income	$24,556	$(2,357)	$32,846	$8,479

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2021 and June 30, 2020

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at April 1, 2020	33,448,214	(2,825,473)	30,622,741	$33	$576,585	$11,867	$83,355	$(118,882)	$552,958
Restricted stock awards, net of forfeitures	47,699	—	47,699	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	626	—	—	—	626
Restricted stock surrendered due to employee tax liability	—	(12,811)	(12,811)	—	—	—	—	(120)	(120)
Cash dividends declared (common stock, $0.12/share)	—	—	—	—	—	—	(3,671)	—	(3,671)
Net income	—	—	—	—	—	—	9,175	—	9,175
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	—	(11,532)	—	—	(11,532)
Balance at June 30, 2020	33,495,913	(2,838,284)	30,657,629	$33	$577,211	$335	$88,859	$(119,002)	$547,436

Balance at April 1, 2021	33,585,181	(2,902,648)	30,682,533	$33	$578,958	$(5,293)	$128,211	$(120,087)	$581,822
Restricted stock awards, net of forfeitures	32,130	—	32,130	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	637	—	—	—	637
Restricted stock surrendered due to employee tax liability	—	(17,011)	(17,011)	—	—	—	—	(356)	(356)
Repurchase of common stock	—	—	—	—	—	—	—		—
Cash dividends declared (common stock, $0.12/share)	—	—	—	—	—	—	(3,682)	—	(3,682)
Net income	—	—	—	—	—	—	22,122	—	22,122
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	—	2,434	—	—	2,434
Balance at June 30, 2021	33,617,311	(2,919,659)	30,697,652	$33	$579,595	$(2,859)	$146,651	$(120,443)	$602,977

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2021 and June 30, 2020

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at January 1, 2020	33,475,402	(2,675,778)	30,799,624	$33	$575,816	$3,382	$100,552	$(116,515)	$563,268
Adjustment related to adopting of new accounting standards
ASU 2016-13 (See Notes 1 and 3)	—	—	—	—	—	—	(12,167)	—	(12,167)
Adjusted balance at January 1, 2020	33,475,402	(2,675,778)	30,799,624	33	575,816	3,382	88,385	(116,515)	551,101
Restricted stock awards, net of forfeitures	20,511	—	20,511	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,395	—	—	—	1,395
Restricted stock surrendered due to employee tax liability	—	(27,106)	(27,106)	—	—	—	—	(291)	(291)
Repurchase of common stock	—	(135,400)	(135,400)	—	—	—	—	(2,196)	(2,196)
Cash dividends declared (common stock, $0.36/share)	—	—	—	—	—	—	(11,052)	—	(11,052)
Net income	—	—	—	—	—	—	11,526	—	11,526
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(3,047)	—	—	(3,047)
Balance at June 30, 2020	33,495,913	(2,838,284)	30,657,629	$33	$577,211	$335	$88,859	$(119,002)	$547,436

Balance at January 1, 2021	33,560,801	(2,842,966)	30,717,835	$33	$578,360	$3,076	$114,621	$(119,046)	$577,044
Restricted stock awards, net of forfeitures	56,510	—	56,510	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,235	—	—	—	1,235
Restricted stock surrendered due to employee tax liability	—	(21,693)	(21,693)	—	—	—	—	(451)	(451)
Repurchase of common stock	—	(55,000)	(55,000)	—	—	—	—	(946)	(946)
Cash dividends declared (common stock, $0.22/share)	—	—	—	—	—	—	(6,751)	—	(6,751)
Net income	—	—	—	—	—	—	38,781	—	38,781
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(5,935)	—	—	(5,935)
Balance at June 30, 2021	33,617,311	(2,919,659)	30,697,652	$33	$579,595	$(2,859)	$146,651	$(120,443)	$602,977

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$38,781	$11,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,728	5,018
Share-based compensation expense	1,235	1,395
Credit loss expense	(1,217)	40,333
Gain on sales of securities	(99)	(15,712)
Gain on sales of SBA loans	(7,633)	(1,154)
Origination of SBA loans held for sale	(81,302)	(30,139)
Proceeds from sales of SBA loans	165,958	19,366
Change in bank-owned life insurance	(508)	(552)
Change in prepaid expenses and other assets	4,945	(34,408)
Change in income tax assets	3,969	4,930
Change in accrued expenses and other liabilities	(1,188)	23,324
Net cash provided by (used in) operating activities	130,669	23,927
Cash flows from investing activities:
Purchases of securities available for sale	(291,416)	(615,454)
Proceeds from matured, called and repayment of securities	162,622	108,444
Proceeds from sales of securities available for sale	8,035	495,566
Purchases of loans receivable	(1,532)	—
Purchases of premises and equipment	(1,966)	(2,279)
Proceeds from disposition of premises and equipment	—	51
Proceeds from sales of other real estate owned ("OREO")	1,425	—
Change in loans receivable, excluding purchases	(48,571)	(244,973)
Net cash provided by (used in) investing activities	(171,403)	(258,645)
Cash flows from financing activities:
Change in deposits	354,822	510,819
Change in overnight borrowings	—	(15,000)
Proceeds from borrowings	—	176,808
Cash paid for surrender of vested shares due to employee tax liability	(451)	(291)
Repurchase of common stock	(946)	(2,196)
Cash dividends paid	(6,751)	(11,052)
Net cash provided by (used in) financing activities	346,674	659,088
Net increase (decrease) in cash and due from banks	305,940	424,370
Cash and due from banks at beginning of year	391,849	121,678
Cash and due from banks at end of period	$697,789	$546,048

Supplemental disclosures of cash flow information:
Interest paid	$13,799	$28,804
Income taxes paid	$11,511	$99
Non-cash activities:
Transfer of loans receivable to other real estate owned	$—	$85
Income tax benefit (expense) related to items of other comprehensive income	$2,473	$1,234
Change in right-of-use asset obtained in exchange for lease liability	$—	$17,333

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended June 30, 2021 and 2020

Note 1 — Organization and Basis of Presentation

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is a bank holding company whose primary subsidiary is Hanmi Bank (the “Bank”). Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operation of the Bank.

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim periods ended June 30, 2021, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”).

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

The outbreak of COVID-19 has resulted in restrictions on travel and business activities. As a result, the operations and business results of the Company could be materially adversely affected. The extent to which the COVID-19 crisis may impact business activity or financial results will depend on future developments, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others, which are highly uncertain and cannot be predicted. This uncertainty may impact the accuracy of our significant estimates, which includes the allowance for credit losses, the allowance for credit losses related to off-balance sheet items, and the valuation of intangible assets including deferred tax assets, goodwill, and servicing assets.

Descriptions of our significant accounting policies are included in Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the 2020 Annual Report on Form 10-K.

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
June 30, 2021
U.S. Treasury securities	$10,000	$10	$—	$10,010
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	614,310	320	(3,427)	611,203
Collateralized mortgage obligations	101,576	255	(380)	101,451
Debt securities	87,477	4	(416)	87,065
Total U.S. government agency and sponsored agency obligations	803,363	579	(4,223)	799,719
Municipal bonds-tax exempt	52,841	—	(451)	52,390
Total securities available for sale	$866,204	$589	$(4,674)	$862,119

December 31, 2020
U.S. Treasury securities	$9,997	$135	$—	$10,132
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	515,169	4,260	(188)	519,241
Collateralized mortgage obligations	133,632	186	(217)	133,601
Debt securities	90,660	148	(1)	90,807
Total U.S. government agency and sponsored agency obligations	739,461	4,594	(406)	743,649
Total securities available for sale	$749,458	$4,729	$(406)	$753,781

The amortized cost and estimated fair value of securities as of June 30, 2021 and December 31, 2020, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	June 30, 2021		December 31, 2020
	Available for Sale		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Within one year	$13,375	$13,381	$13,305	$13,435
Over one year through five years	82,444	82,176	139,876	140,100
Over five years through ten years	53,202	53,314	25,764	25,768
Over ten years	717,183	713,248	570,513	574,478
Total	$866,204	$862,119	$749,458	$753,781

The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(in thousands, except number of securities)
June 30, 2021
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	$(3,427)	$433,473	72	$—	$—	—	$(3,427)	$433,473	72
Collateralized mortgage obligations	(380)	54,099	15	—	14	1	(380)	54,113	16
Debt securities	(416)	82,061	14	—	—	—	(416)	82,061	14
Total U.S. government agency and sponsored agency obligations	(4,223)	569,633	101	—	14	1	(4,223)	569,647	102
Municipal bonds-tax exempt	(451)	52,390	13	—	—	—	(451)	52,390	13
Total	$(4,674)	$622,023	114	$—	$14	1	$(4,674)	$622,037	115

December 31, 2020
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	$(188)	$76,023	10	$—	$—	—	$(188)	$76,023	10
Collateralized mortgage obligations	(217)	97,659	21	—	—	—	(217)	97,659	21
Debt securities	(1)	4,999	1	—	—	—	(1)	4,999	1
Total U.S. government agency and sponsored agency obligations	(406)	178,681	32	—	—	—	(406)	178,681	32
Total	$(406)	$178,681	32	$—	$—	—	$(406)	$178,681	32

The Company evaluates its available-for-sale securities portfolio for impairment on a quarterly basis. This assessment takes into account the changes in the credit quality of these debt securities since acquisition and the likelihood of a credit loss occurring over the life of the securities.  In the event that a credit loss is expected to occur in the future, an allowance is established and a corresponding credit loss is recognized.  Based on this analysis, as of June 30, 2021, the Company determined that no credit losses are expected to be realized on the tax-exempt municipal bond portfolio.  The remainder of the portfolio consists of U.S. Treasury obligations, U.S. government agency securities, and U.S. government sponsored agency securities, all of which have the backing of the U.S. government, and are therefore not expected to incur credit losses.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Gross realized gains on sales of securities	$—	$15,712	$99	$15,712
Gross realized losses on sales of securities	—	—	—	—
Net realized gains on sales of securities	$—	$15,712	$99	$15,712
Proceeds from sales of securities	$—	$495,566	$8,035	$495,566

There were no sales of securities during the three months ended June 30, 2021. During the three months ended June 30, 2020, there were $15.7 million in gains resulting from the sale of $495.6 million of securities previously recorded with $15.3 million in accumulated other comprehensive income.

During the six months ended June 30, 2021, there were $99,000 in gains resulting from the sale of $8.0 million of securities previously recorded with $142,000 unrealized gains in accumulated other comprehensive income. During the six months ended June 30, 2020, there were $15.7 million in net gains in earnings resulting from the sale of $495.6 million of securities previously recorded with $15.3 million unrealized gains in accumulated other comprehensive income.

Securities available for sale with market values of $40.5 million and $27.3 million as of June 30, 2021 and December 31, 2020, respectively, were pledged to secure borrowings from the Federal Reserve Bank (“FRB”) Discount Window.

At June 30, 2021, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies in an amount greater than 10 percent of shareholders’ equity.

Note 3 — Loans

Loans Receivable

Loans consisted of the following as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in thousands)
Real estate loans:
Commercial property
Retail	$828,157	$824,606
Hospitality	795,651	859,953
Other (1)	1,766,592	1,610,377
Total commercial property loans	3,390,400	3,294,936
Construction	61,614	58,882
Residential/consumer loans	348,730	345,831
Total real estate loans	3,800,744	3,699,649
Commercial and industrial loans	587,729	757,255
Leases receivable	431,619	423,264
Loans receivable	4,820,092	4,880,168
Allowance for credit losses	(83,372)	(90,426)
Loans receivable, net	$4,736,720	$4,789,742

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

At June 30, 2021 and December 31, 2020, there were $144.1 million and $295.7 million, respectively, of PPP loans included in commercial and industrial loans in the table above.  In addition, at June 30, 2021 and December 31, 2020, there were $72.3 million and $155.6 million, respectively, of loans modified under Section 4013 of the CARES Act.

Accrued interest on loans was $12.9 million and $15.2 million at June 30, 2021 and December 31, 2020, respectively. Accrued interest at June 30, 2021 and December 31, 2020 included unpaid deferred interest receivable for loans currently or previously modified under the CARES Act of $4.1 million and $7.5 million, net of a $680,000 and $1.7 million valuation allowance, respectively.

At June 30, 2021 and December 31, 2020, loans of $2.23 billion and $2.17 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following is the activity for loans held for sale for the three months ended June 30, 2021 and 2020:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
June 30, 2021
Balance at beginning of period	$10,930	$21,744	$32,674
Originations and transfers	26,185	12,938	39,123
Sales	(24,022)	(11,738)	(35,760)
Principal paydowns and amortization	(1)	(6)	(7)
Balance at end of period	$13,092	$22,938	$36,030

June 30, 2020
Balance at beginning of period	$—	$—	$—
Originations	12,661	5,281	17,942
Sales	—	—	—
Principal paydowns and amortization	—	—	—
Balance at end of period	$12,661	$5,281	$17,942

Loans held for sale was comprised of $22.0 million and $8.6 million of the guaranteed portion of SBA 7(a) loans and $14.1 million and $0 in second draw PPP loans at June 30, 2021 and December 31, 2020, respectively. During the three months ended June 30, 2021, the Company recognized $203,000 of gains on the sale of $9.5 million second draw PPP loans. For the six months ended June 30, 2021, the Company recognized $2.7 million of gains on the sale of $118.1 million second draw PPP loans.

The following is the activity for loans held for sale for the six months ended June 30, 2021 and 2020:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
June 30, 2021
Balance at beginning of period	$8,042	$526	$8,568
Originations and transfers	42,468	38,834	81,302
Sales	(37,417)	(16,416)	(53,833)
Principal payoffs and amortization	(1)	(6)	(7)
Balance at end of period	$13,092	$22,938	$36,030

June 30, 2020
Balance at beginning of period	$2,943	$3,077	$6,020
Originations	19,155	10,984	30,139
Sales	(9,432)	(8,780)	(18,212)
Principal payoffs and amortization	(5)	—	(5)
Balance at end of period	$12,661	$5,281	$17,942

Allowance for Credit Losses

The following table details the information on the allowance for credit losses by portfolio segment as of and for the three months ended June 30, 2021 and 2020:

	Real Estate	Commercial and Industrial	Leases Receivable	Total
	(in thousands)
June 30, 2021
Balance at beginning of period	$57,762	$16,387	$14,243	$88,392
Less loans charged off	—	271	1,200	1,471
Recoveries on loans receivable previously charged off	(180)	(174)	(209)	(563)
Provision for credit losses	5,087	(8,231)	(968)	(4,112)
Ending balance	$63,029	$8,059	$12,284	$83,372
Individually evaluated	$270	$1,216	$3,209	$4,695
Collectively evaluated	$62,759	$6,843	$9,075	$78,677

Loans receivable	$3,800,744	$587,729	$431,619	$4,820,092
Individually evaluated	$28,832	$1,639	$9,112	$39,583
Collectively evaluated	$3,771,912	$586,090	$422,507	$4,780,509

June 30, 2020
Balance at beginning of period	$39,132	$11,588	$15,780	$66,500
Less loans charged off	91	438	1,044	1,573
Recoveries on loans receivable previously charged off	(98)	(60)	(114)	(272)
Provision for credit losses	17,279	2,178	1,674	21,131
Ending balance	$56,418	$13,388	$16,524	$86,330
Individually evaluated	$2,809	$123	$2,262	$5,194
Collectively evaluated	$53,609	$13,265	$14,262	$81,136

Loans receivable	$3,632,432	$730,399	$462,811	$4,825,642
Individually evaluated	$49,582	$13,771	$8,456	$71,809
Collectively evaluated	$3,582,850	$716,628	$454,355	$4,753,833

The following table details the information on the allowance for credit losses by portfolio segment as of and for the six months ended June 30, 2021 and 2020:

	Real Estate	Commercial and Industrial	Leases Receivable	Total
	(in thousands)
June 30, 2021
Balance at beginning of period	$51,876	$21,410	$17,140	90,426
Less loans charged off	1,509	365	3,102	4,976
Recoveries on loans receivable previously charged off	(453)	(273)	(344)	(1,070)
Provision for credit losses	12,209	(13,259)	(2,098)	(3,148)
Ending balance	$63,029	$8,059	$12,284	$83,372
Individually evaluated	$270	$1,216	$3,209	$4,695
Collectively evaluated	$62,759	$6,843	$9,075	$78,677

Loans receivable	$3,800,744	$587,729	$431,619	$4,820,092
Individually evaluated	$28,832	$1,639	$9,112	$39,583
Collectively evaluated	$3,771,912	$586,090	$422,507	$4,780,509

June 30, 2020
Balance at beginning of period	$36,435	$16,206	$8,767	$61,408
Adjustment related to adoption of ASU 2016-13	14,028	(2,497)	5,902	17,433
Adjusted balance as of January 1, 2020	50,463	13,709	14,669	78,841
Less loans charged off	14,233	12,589	2,224	29,046
Recoveries on loans receivable previously charged off	(156)	(144)	(188)	(488)
Provision for credit losses	20,032	12,124	3,891	36,047
Ending balance	$56,418	$13,388	$16,524	$86,330
Individually evaluated	$2,809	$123	$2,262	$5,194
Collectively evaluated	$53,609	$13,265	$14,262	$81,136

Loans receivable	$3,632,432	$730,399	$462,811	$4,825,642
Individually evaluated	$49,582	$13,771	$8,456	$71,809
Collectively evaluated	$3,582,850	$716,628	$454,355	$4,753,833

The table below illustrates the allowance for credit losses by loan portfolio segment and each loan portfolio segment as a percentage of total loans.

	June 30, 2021			December 31, 2020
	Allowance Amount	Total Loans	Percentage of Total Loans	Allowance Amount	Total Loans	Percentage of Total Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$4,496	$828,157	17.2%	$4,855	$824,606	16.9%
Hospitality	36,166	795,651	16.5%	28,801	859,953	17.6%
Other	13,129	1,766,592	36.7%	13,991	1,610,377	33.0%
Total commercial property loans	53,791	3,390,400	70.4%	47,647	3,294,936	67.5%
Construction	8,489	61,614	1.3%	2,876	58,882	1.2%
Residential/consumer loans	749	348,730	7.2%	1,353	345,831	7.1%
Total real estate loans	63,029	3,800,744	78.9%	51,876	3,699,649	75.8%
Commercial and industrial loans	8,059	587,729	12.2%	21,410	757,255	15.5%
Leases receivable	12,284	431,619	8.9%	17,140	423,264	8.7%
Total	$83,372	$4,820,092	100.0%	$90,426	$4,880,168	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2021 and December 31, 2020, for which repayment is expected to be obtained through the sale of the underlying collateral.

	June 30, 2021	December 31, 2020
	Amortized Cost	Amortized Cost
	(in thousands)
Real estate loans:
Commercial property
Retail	$6,135	$6,330
Hospitality	8,641	20,612
Other (1)	458	8,410
Total commercial property loans	15,234	35,352
Construction	10,046	24,854
Residential/consumer loans	1,702	2,867
Total real estate loans	26,982	63,073
Commercial and industrial loans	—	41
Total	$26,982	$63,114

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
	(in thousands)
June 30, 2021
Real estate loans:
Commercial property
Risk Rating
Pass / Pass-Watch	$473,896	$815,959	$498,159	$448,016	$316,594	$644,736	$51,004	$3,248,364
Special Mention	—	6,391	16,488	2,052	3,055	48,203	1,120	77,309
Classified	—	—	5,495	21,496	4,595	33,141	—	64,727
Total commercial property	473,896	822,350	520,142	471,564	324,244	726,080	52,124	3,390,400

Construction
Risk Rating
Pass / Pass Watch	9,476	29,345	—	—	—	—	—	38,821
Special Mention	—	—	—	—	—	12,747	—	12,747
Classified	—	—	—	—	—	10,046	—	10,046
Total construction	9,476	29,345	—	—	—	22,793	—	61,614

Residential/consumer loans
Risk Rating
Pass / Pass-Watch	77,142	22,757	254	28,284	104,611	101,458	7,483	341,989
Special Mention	—	—	—	930	379	2,884	—	4,193
Classified	—	—	—	—	2,229	319	—	2,548
Total residential/consumer loans	77,142	22,757	254	29,214	107,219	104,661	7,483	348,730

Total real estate loans
Risk Rating
Pass / Pass-Watch	560,514	868,061	498,413	476,300	421,205	746,194	58,487	3,629,174
Special Mention	—	6,391	16,488	2,982	3,434	63,834	1,120	94,249
Classified	—	—	5,495	21,496	6,824	43,506	—	77,321
Total real estate loans	560,514	874,452	520,396	500,778	431,463	853,534	59,607	3,800,744

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	119,307	205,706	39,765	19,031	13,969	10,664	128,019	536,461
Special Mention	429	3,446	4,685	8,038	8,624	55	2,303	27,580
Classified	—	—	14,571	205	553	6,317	2,042	23,688
Total commercial and industrial loans	119,736	209,152	59,021	27,274	23,146	17,036	132,364	587,729

Leases receivable:
Risk Rating
Pass / Pass-Watch	103,420	97,760	132,502	67,887	19,069	1,869	—	422,507
Special Mention	—	—	—	—	—	—	—	—
Classified	—	502	5,541	2,015	636	418	—	9,112
Total leases receivable	103,420	98,262	138,043	69,902	19,705	2,287	—	431,619

Total loans receivable:
Risk Rating
Pass / Pass-Watch	783,241	1,171,527	670,680	563,218	454,243	758,727	186,506	4,588,142
Special Mention	429	9,837	21,173	11,020	12,058	63,889	3,423	121,829
Classified	—	502	25,607	23,716	8,013	50,241	2,042	110,121
Total loans receivable	$783,670	$1,181,866	$717,460	$597,954	$474,314	$872,857	$191,971	$4,820,092

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total

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
	(in thousands)
June 30, 2021
Real estate loans:
Commercial property
Payment performance
Performing	$473,896	$822,350	$520,142	$471,543	$321,945	$711,316	$52,124	$3,373,316
Nonperforming	—	—	—	21	2,299	14,764	—	17,084
Total commercial property	473,896	822,350	520,142	471,564	324,244	726,080	52,124	3,390,400

Construction
Payment performance
Performing	9,476	29,345	—	—	—	12,747	—	51,568
Nonperforming	—	—	—	—	—	10,046	—	10,046
Total construction	9,476	29,345	—	—	—	22,793	—	61,614

Residential/consumer loans
Payment performance
Performing	77,142	22,757	254	29,214	105,836	104,342	7,483	347,028
Nonperforming	—	—	—	—	1,383	319	—	1,702
Total residential/consumer loans	77,142	22,757	254	29,214	107,219	104,661	7,483	348,730

Total real estate loans
Payment performance
Performing	560,514	874,452	520,396	500,757	427,781	828,405	59,607	3,771,912
Nonperforming	—	—	—	21	3,682	25,129	—	28,832
Total real estate loans	560,514	874,452	520,396	500,778	431,463	853,534	59,607	3,800,744

Commercial and industrial loans:
Payment performance
Performing	119,736	209,152	58,200	23,371	14,078	16,753	132,364	573,654
Nonperforming	—	—	821	3,903	9,068	283	—	14,075
Total commercial and industrial loans	119,736	209,152	59,021	27,274	23,146	17,036	132,364	587,729

Leases receivable:
Payment performance
Performing	103,420	97,760	132,502	67,887	19,069	1,869	—	422,507
Nonperforming	—	502	5,541	2,015	636	418	—	9,112
Total leases receivable	103,420	98,262	138,043	69,902	19,705	2,287	—	431,619

Total loans receivable:
Payment performance
Performing	783,670	1,181,364	711,098	592,015	460,928	847,027	191,971	4,768,073
Nonperforming	—	502	6,362	5,939	13,386	25,830	—	52,019
Total loans receivable	$783,670	$1,181,866	$717,460	$597,954	$474,314	$872,857	$191,971	$4,820,092

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total

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

At June 30, 2021, of the $72.3 million of loans modified in accordance with the provision of the CARES Act, $22.9 million were pass and pass-watch, $36.7 million were special mention, and $12.7 million were classified. At December 31, 2020, of the $155.6 million of loans modified in accordance with the provision of the CARES Act, $99.9 million were pass and pass-watch, $31.3 million were special mention, and $24.4 million were classified.

The following is an aging analysis of loans, disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Accruing 90 Days or More Past Due
	(in thousands)
June 30, 2021
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$828,157	$828,157	$—
Hospitality	—	—	—	—	795,651	795,651	—
Other	—	—	458	458	1,766,134	1,766,592	—
Total commercial property loans	—	—	458	458	3,389,942	3,390,400	—
Construction	—	—	—	—	61,614	61,614	—
Residential/consumer loans	—	2,022	560	2,582	346,148	348,730	—
Total real estate loans	—	2,022	1,018	3,040	3,797,704	3,800,744	—
Commercial and industrial loans	47	4	12,446	12,497	575,232	587,729	12,446
Leases receivable	3,664	709	2,271	6,644	424,975	431,619	—
Total loans receivable	$3,711	$2,735	$15,735	$22,181	$4,797,911	$4,820,092	$12,446

December 31, 2020
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$824,606	$824,606	$—
Hospitality	—	—	11,076	11,076	848,877	859,953	—
Other	—	—	731	731	1,609,646	1,610,377	—
Total commercial property loans	—	—	11,807	11,807	3,283,129	3,294,936	—
Construction	—	12,807	—	12,807	46,075	58,882	—
Residential/consumer loans	4,693	461	564	5,718	340,113	345,831	—
Total real estate loans	4,693	13,268	12,371	30,332	3,669,317	3,699,649	—
Commercial and industrial loans	282	27	12,487	12,796	744,459	757,255	—
Leases receivable	4,051	1,786	4,675	10,512	412,752	423,264	—
Total loans receivable	$9,026	$15,081	$29,533	$53,640	$4,826,528	$4,880,168	$—

Loans 90 days or more past due and still accruing were $12.4 million as of June 30, 2021 and represented two film tax-credit loans previously included in nonaccrual loans. At June 30, 2021, these loans were well secured and in the process of collection. Subsequent to the end of the second quarter, the Company collected payments of $4.6 million, including accrued interest, representing the full payoff of one of these loans, and $5.4 million, representing the partial paydown of the other. The Company expects to collect the remaining amounts due on the second loan prior to the end of the third quarter. No loans were 90 days or more past due and accruing interest as of December 31, 2020. In addition, $36.0 million and $53.4 million of loans past due less than 90 days were classified as nonaccrual at June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021 and December 31, 2020, currently modified loans under the CARES Act were $72.3 million and $155.6 million, respectively. Of the currently modified loans, $260,000 were 30-59 days past due, no loans were 60-89 days past due, and $28,000 were 90 days or more past due at June 30, 2021, and all loans were current at December 31, 2020. For loans previously modified under the CARES Act, $887,000 were 30-59 days past due, $388,000 were 60-89 days past due, and $1.8 million were 90 days or more past due at June 30, 2021 and $4.9 million were 30-59 days past due, $1.7 million were 60-89 days past due, and $13.9 million were 90 days or more past due at December 31, 2020.

Individually Evaluated Loans

The Company reviews all loans on an individual basis when they do not share similar risk characteristics with loan pools.

The following is a summary of interest foregone on nonaccrual loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Interest income that would have been recognized had individually evaluated loans performed in accordance with their original terms	$1,091	$1,386	$2,848	$2,998
Less: Interest income recognized on individually evaluated loans	(136)	(508)	(287)	(1,085)
Interest foregone on individually evaluated loans	$955	$878	$2,561	$1,913

There were no commitments to lend additional funds to borrowers whose loans are included above.

Nonaccrual Loans and Nonperforming Assets

The following table represents the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$6,135	$—	$—	$6,135
Hospitality	8,641	—	—	8,641
Other	1,581	727	—	2,308
Total commercial property loans	16,357	727	—	17,084
Construction	10,046	—	—	10,046
Residential/consumer loans	1,702	—	—	1,702
Total real estate loans	28,105	727	—	28,832
Commercial and industrial loans	133	1,496	12,446	14,075
Leases receivable	1,235	7,877	—	9,112
Total	$29,473	$10,100	$12,446	$52,019

	December 31, 2020
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$6,331	$—	$—	$6,331
Hospitality	20,611	—	—	20,611
Other	2,236	909	—	3,145
Total commercial property loans	29,178	909	—	30,087
Construction	24,854	—	—	24,854
Residential/consumer loans	2,350	—	—	2,350
Total real estate loans	56,382	909	—	57,291
Commercial and industrial loans	58	14,450	—	14,508
Leases receivable	2,318	8,916	—	11,234
Total	$58,758	$24,275	$—	$83,033

The following table details nonperforming assets as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in thousands)
Nonaccrual loans	$39,573	$83,033
Loans receivable 90 days or more past due and still accruing	12,446	—
Total nonperforming loans receivable	52,019	83,033
Other real estate owned ("OREO")	712	2,360
Total nonperforming assets	$52,731	$85,393

OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.

Troubled Debt Restructurings

As of June 30, 2021 and December 31, 2020, total TDRs were $14.7 million and $25.0 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise been considered, to the borrower for economic or legal reasons related to the borrower’s financial difficulties. In addition, the concession granted must result in a reduction in the borrower’s payment for a period of three months or more in order to be classified as a TDR.

The following table details TDRs as of June 30, 2021 and December 31, 2020:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
June 30, 2021
Real estate loans	$419	$3,070	$10,455	$—	$13,944	$574	$—	$—	$—	$574
Commercial and industrial loans	—	133	—	—	133	—	—	1	26	27
Total	$419	$3,203	$10,455	$—	$14,077	$574	$—	$1	$26	$601

December 31, 2020
Real estate loans	$1,095	$3,334	$12,492	$—	$16,921	$513	$—	$67	$7,290	$7,870
Commercial and industrial loans	—	144	—	—	144	—	—	4	56	60
Total	$1,095	$3,478	$12,492	$—	$17,065	$513	$—	$71	$7,346	$7,930

The following table presents the number of loans by class modified as troubled debt restructurings that occurred during the periods indicated, with their pre- and post-modification recorded amounts.

	Three Months ended			Twelve Months ended
	June 30, 2021			December 31, 2020
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands except for number of loans)
Real estate loans	—	$—	$—	5	$4,479	$3,676
Commercial and industrial loans	—	—	—	—	—	—
Total	—	$—	$—	5	$4,479	$3,676

	Six Months ended			Twelve Months ended
	June 30, 2021			December 31, 2020
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands except for number of loans)
Real estate loans	—	$—	$—	5	$4,479	$3,676
Commercial and industrial loans	—	—	—	—	—	—
Total	—	$—	$—	5	$4,479	$3,676

All TDRs are individually analyzed using one of three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. At June 30, 2021 and December 31, 2020, the allowance resulting from the individual evaluation of TDRs was inconsequential.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. No loans defaulted during the three and six months ended June 30, 2021 following modification. During the year ended December 31, 2020, one loan for $398,000 defaulted within the twelve-month period following modification. The allowance for credit losses resulting from this defaulted loan was inconsequential.

Note 4 — Servicing Assets

The changes in servicing assets for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Servicing assets:
Balance at beginning of period	$6,150	$6,727
Addition related to sale of SBA loans	707	—
Amortization	(658)	(540)
Balance at end of period	$6,199	$6,187

The changes in servicing assets for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Servicing assets:
Balance at beginning of period	$6,212	$6,956
Addition related to sale of SBA loans	1,157	354
Amortization	(1,170)	(1,123)
Balance at end of period	$6,199	$6,187

At June 30, 2021 and December 31, 2020, we serviced loans sold to unaffiliated parties in the amounts of $432.8 million and $429.4 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.1 million and $1.2 million for the three months ended June 30, 2021 and 2020, respectively. The Company recorded servicing fee income of $2.3 million and $2.3 million for each of the six months ended June 30, 2021 and 2020. Servicing fee income, net of the amortization of servicing assets, is included in other operating income in the consolidated statements of income. Amortization expense was $658,000 and $540,000 for the three months ended June 30, 2021 and 2020, respectively, and $1.2 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

The fair value of servicing rights was $7.9 million at June 30, 2021. Fair value at June 30, 2021 was determined using discount rates ranging from 6.9 percent to 8.4 percent and prepayment speeds ranging from 11.2 percent to 18.1 percent, depending on the stratification of the specific right. The fair value of servicing rights was $6.9 million at December 31, 2020. Fair value at December 31, 2020 was determined using discount rates ranging from 9.3 percent to 12.2 percent and prepayment speeds ranging from 11.8 percent to 19.1 percent, depending on the stratification of the specific right.

Note 5 — Income Taxes

The Company’s income tax expense was $8.9 million and $4.5 million representing an effective income tax rate of 28.6 percent and 32.7 percent for the three months ended June 30, 2021 and 2020, respectively. The Company’s income tax expense was $16.4 million and $5.5 million representing an effective income tax rate of 29.7 percent and 32.3 percent for the six months ended June 30, 2021 and 2020, respectively.

Management concluded that as of June 30, 2021 and December 31, 2020, a valuation allowance of $4.4 million was appropriate against certain state net operating loss carry forwards and certain tax credits. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. The net deferred tax asset was $40.4 million and $41.4 million as of June 30, 2021 and December 31, 2020, respectively. The net current tax asset was $811,000 and $1.0 million as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, the Company was subject to examination by various taxing authorities for its federal tax returns for the years ending December 31, 2017 through 2019 and state tax returns for the years ending December 31, 2016 through 2019.

During the quarter ended June 30, 2021, there was no material change to the Company’s uncertain tax positions. The Company does not expect its unrecognized tax positions to change significantly over the next twelve months.

The CARES Act includes provisions for tax payment relief, significant business incentives, and certain corrections to the 2017 Tax Cuts and Jobs Act, or the Tax Act. The tax relief measures for entities includes a five-year net operating loss carry back, increases in interest expense deduction limits, accelerates alternative minimum tax credit refunds, provides payroll tax relief, and provides a technical correction to allow accelerated deductions for qualified improvement property. ASC Topic 740, Income Taxes, requires the effect of changes in tax law be recognized in the period in which new legislation is enacted. The enactment of the CARES Act was not material to the Company’s income taxes for the three months ended June 30, 2021, and is not expected to have a material impact on its financial statements for the full year ending December 31, 2021.

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

Note 6 — Goodwill and other Intangibles

The third-party originators intangible of $483,000 and goodwill of $11.0 million were recorded as a result of the acquisition of a leasing portfolio in 2016. The core deposit intangible of $2.2 million was recognized for the core deposits acquired in a 2014 acquisition. The Company’s intangible assets were as follows for the periods indicated:

		June 30, 2021			December 31, 2020
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Core deposit intangible	10 years	$2,213	$(1,822)	$390	$2,213	$(1,746)	$467
Third-party originators intangible	7 years	483	(401)	82	483	(369)	114
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$13,727	$(2,223)	$11,504	$13,727	$(2,115)	$11,612

The Company performed an impairment analysis on its goodwill and other intangible assets as of

December 31, 2020 and determined there was no impairment. No triggering event has occurred subsequent to December 31, 2020 that would require a reassessment of goodwill and other intangible assets.

Note 7 — Deposits

Time deposits of $250,000 or more at June 30, 2021 and December 31, 2020 were $263.2 million and $311.8 million, respectively. Time deposits at or exceeding the FDIC insurance limit of $250,000 as of June 30, 2021 and December 31, 2020 were $225.2 million and $265.6 million, respectively.

The scheduled maturities of time deposits are as follows for the periods indicated:

At June 30, 2021	Time Deposits of $250,000 or More	Other Time Deposits	Total
	(in thousands)
2021	$184,175	$427,150	$611,325
2022	77,978	360,386	438,364
2023	810	30,851	31,661
2024	—	31,254	31,254
2025 and thereafter	264	3,256	3,520
Total	$263,227	$852,897	$1,116,124

At December 31, 2020
2021	$296,455	$825,677	$1,122,132
2022	14,315	115,832	130,147
2023	804	22,881	23,685
2024	—	5,382	5,382
2025 and thereafter	264	2,089	2,353
Total	$311,838	$971,861	$1,283,699

Accrued interest payable on deposits was $1.9 million and $4.6 million at June 30, 2021 and December 31, 2020, respectively. Total deposits reclassified to loans due to overdrafts at June 30, 2021 and December 31, 2020 were $128,000 and $241,000, respectively.

Note 8 — Borrowings and Subordinated Debentures

At June 30, 2021, the Bank had no overnight advances and $150.0 million of term advances outstanding with the FHLB with a weighted average interest rate of 1.20 percent. At December 31, 2020, the Bank had no overnight advances and $150.0 million of term advances with the FHLB with a weighted average rate of 1.40 percent. The Bank had no outstanding borrowings with the Federal Reserve Bank (“FRB”) under the Paycheck Protection Program Lending Facility (“PPPLF”) as of June 30, 2021 or December 31, 2020. Interest expense on borrowings for the three months ended June 30, 2021 and 2020 was $447,000 and $760,000, respectively. Interest expense on borrowings for the six months ended June 30, 2021 and 2020 was $933,000 and $1.3 million, respectively.

	June 30, 2021		December 31, 2020
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Overnight advances	$—	0.00%	$—	0.00%
Advances due within 12 months	50,000	1.59%	50,000	1.61%
Advances due over 12 months through 24 months	50,000	1.63%	50,000	1.62%
Advances due over 24 months through 36 months	50,000	0.37%	50,000	0.97%
Outstanding advances	$150,000	1.20%	$150,000	1.40%

The following is financial data pertaining to FHLB advances:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Weighted-average interest rate at end of period	1.20%	1.40%
Weighted-average interest rate during the period	1.24%	1.42%
Average balance of FHLB advances	$150,006	$156,601
Maximum amount outstanding at any month-end	$150,000	$300,000

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $2.23 billion and $2.17 billion of loans pledged as collateral with the FHLB as of June 30, 2021 and December 31, 2020, respectively. Remaining available borrowing capacity was $1.37 billion, subject to the FHLB statutory lending limit of $1.65 billion, and $1.44 billion at June 30, 2021 and December 31, 2020, respectively.

The Bank also had securities with market values of $40.5 million and $27.3 million at June 30, 2021 and December 31, 2020, respectively, pledged with the FRB, which provided $38.5 million and $26.3 million in available borrowing capacity through the Fed Discount Window as of June 30, 2021 and December 31, 2020, respectively.

The Company issued Fixed-to-Floating Subordinated Notes (“Notes”) of $100.0 million on March 21, 2017, with a final maturity on March 30, 2027. The Notes have an initial fixed interest rate of 5.45 percent per annum, payable semiannually on March 30 and September 30 of each year. From and including March 30, 2022 and thereafter, the Notes bear interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.315 percent payable quarterly. If the then current three-month LIBOR is less than zero, three-month LIBOR will be deemed to be zero. Debt issuance cost was $2.3 million, which is being amortized through the Note’s maturity date. At June 30, 2021 and December 31, 2020, the balance of Notes included in the Company’s Consolidated Balance Sheet, net of debt issuance cost, was $98.6 million and $98.5 million, respectively.

The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005 which issued $26.0 million of Trust Preferred Securities (“TPS”) at a 6.26 percent fixed rate for the first five years and a variable rate at the three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At June 30, 2021 and December 31, 2020, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $6.2 million and $6.4 million, was $20.6 million and $20.4 million, respectively. The amortization of discount was $99,000 and $96,000 for the three months ended June 30, 2021 and 2020, respectively, and $198,000 and $192,000, for the six months ended June 30, 2021 and 2020, respectively.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic EPS
Net income	$22,122	$9,175	$38,781	$11,526
Less: income allocated to unvested restricted stock	175	55	295	80
Income allocated to common shares	$21,947	$9,120	$38,486	$11,446
Weighted-average shares for basic EPS	30,442,993	30,426,967	30,452,320	30,447,984
Basic EPS (1)	$0.72	$0.30	$1.26	$0.38

Effect of dilutive stock options and unvested performance restricted stock	77,463	—	73,800	2,247

Diluted EPS
Income allocated to common shares	$21,947	$9,120	$38,486	$11,446
Weighted-average shares for diluted EPS	30,520,456	30,426,967	30,526,120	30,450,231
Diluted EPS (1)	$0.72	$0.30	$1.26	$0.38

(1)	Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

There were no anti-dilutive stock options outstanding for the three months ended June 30, 2021 or 2020, respectively.

During the six months ended June 30, 2021, the Company issued an additional 42,626 performance stock units to executive officers from the 2013 Equity Compensation plan fair valued at $784,000 on the grant date of March 24, 2021. No such grants were issued during the three months ended June 30, 2021. These units have a three-year cliff vesting period and include dividend equivalent rights. Total performance stock units outstanding as of June 30, 2021 was 66,563 with an aggregate grant fair value of $1.0 million. As of June 30, 2020, there were no performance stock units outstanding.

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

At June 30, 2021, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5 percent became effective on January 1, 2019, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 7.25 percent and 6.86 percent and the Company's capital conservation buffer was 6.30 percent and 5.93 percent as of June 30, 2021 and December 31, 2020, respectively.

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

The capital ratios of Hanmi Financial and the Bank as of June 30, 2021 and December 31, 2020 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
June 30, 2021
Total capital (to risk-weighted assets):
Hanmi Financial	$775,558	15.53%	$399,535	8.00%	N/A	N/A
Hanmi Bank	$761,376	15.25%	$399,459	8.00%	$499,323	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$614,177	12.30%	$299,651	6.00%	N/A	N/A
Hanmi Bank	$698,715	13.99%	$299,594	6.00%	$399,459	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$593,550	11.88%	$224,739	4.50%	N/A	N/A
Hanmi Bank	$698,715	13.99%	$224,696	4.50%	$324,560	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$614,177	9.57%	$256,626	4.00%	N/A	N/A
Hanmi Bank	$698,715	10.89%	$256,611	4.00%	$320,763	5.00%

December 31, 2020
Total capital (to risk-weighted assets):
Hanmi Financial	$743,091	15.21%	$390,884	8.00%	N/A	N/A
Hanmi Bank	$726,532	14.86%	$391,114	8.00%	$488,893	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$583,076	11.93%	$293,163	6.00%	N/A	N/A
Hanmi Bank	$665,058	13.60%	$293,336	6.00%	$391,114	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$562,647	11.52%	$219,872	4.50%	N/A	N/A
Hanmi Bank	$665,058	13.60%	$220,002	4.50%	$317,780	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$583,076	9.49%	$245,882	4.00%	N/A	N/A
Hanmi Bank	$665,059	10.83%	$245,736	4.00%	$307,170	5.00%

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

Loans held for sale - Loans held for sale includes the guaranteed portion of SBA 7(a) loans and second draw PPP loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of the loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At June 30, 2021 and December 31, 2020, the entire balance of loans held for sale was recorded at its cost. We record loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2021 and December 31, 2020, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Total Fair Value
	(in thousands)
June 30, 2021
Assets:
Securities available for sale:
U.S. Treasury securities	$10,010	$—	$—	$10,010
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	611,203	—	611,203
Collateralized mortgage obligations	—	101,451	—	101,451
Debt securities	—	87,065	—	87,065
Total U.S. government agency and sponsored agency obligations	—	799,719	—	799,719
Municipal bonds-tax exempt	—	52,390	—	52,390
Total securities available for sale	$10,010	$852,109	$—	$862,119
Derivative financial instruments	$—	$586	$—	$586

Liabilities:
Derivative financial instruments	$—	$562	$—	$562

December 31, 2020
Assets:
Securities available for sale:
U.S. Treasury securities	$10,132	$—	$—	$10,132
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	519,241	—	519,241
Collateralized mortgage obligations	—	133,601	—	133,601
Debt securities	—	90,807	—	90,807
Total U.S. government agency and sponsored agency obligations	—	743,649	—	743,649
Total securities available for sale	$10,132	$743,649	$—	$753,781
Derivative financial instruments	$—	$1,088	$—	$1,088

Liabilities:
Derivative financial instruments	$—	$1,149	$—	$1,149

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of June 30, 2021 and December 31, 2020, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
			Significant
			Observable
		Quoted Prices in	Inputs With No
		Active Markets	Active Market	Significant
		for Identical	With Identical	Unobservable
	Total	Assets	Characteristics	Inputs
	(in thousands)
June 30, 2021
Assets:
Collateral dependent loans (1)	$26,728	$—	$—	$26,728
Other real estate owned	712	—	—	712
Repossessed personal property	445	—	—	445

December 31, 2020
Assets:
Collateral dependent loans (2)	$63,114	$—	$—	$63,114
Other real estate owned	2,360	—	—	2,360
Repossessed personal property	857	—	—	857

(1)	Consisted of real estate loans of $26.7 million.
(2)	Consisted of real estate loans of $63.1 million and commercial and industrial loans of $41,000.

The following table represents quantitative information about Level 3 fair value comments for assets measured at fair value on a non-recurring basis at June 30, 2021 and December 31, 2020:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
June 30, 2021
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$6,135	Market approach	Market data comparison	(45)% to 23% / (22)%
Hospitality	8,641	Market approach	Market data comparison	(2)
Other	203	Market approach	Market data comparison	(66)% to21% / (54)%
Construction	10,046	Market approach	Market data comparison	(20)% to 10% / (10)%
Residential/consumer loans	1,703	Market approach	Market data comparison	(20)% to 8% / (15)%
Total real estate loans	26,728
Total	$26,728

Other real estate owned	$712	Market approach	Market data comparison	(53)% to 15% / (23)%

Repossessed personal property	445	Market approach	Market data comparison	(3)

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

Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we have concluded that the carrying amounts approximate fair value, the fair value estimates shown below are based on an exit price notion as of June 30, 2021, as required by ASU 2016-01. The financial instruments for which we have concluded that the carrying amounts approximate fair value include, cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits. The fair values of off-balance sheet items are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.

The estimated fair values of financial instruments were as follows:

	June 30, 2021
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$697,789	$697,789	$—	$—
Securities available for sale	862,119	10,010	852,109	—
Loans held for sale	36,030	—	39,104	—
Loans receivable, net of allowance for credit losses	4,736,720	—	—	4,724,677
Accrued interest receivable	14,397	14,397	—	—
Financial liabilities:
Noninterest-bearing deposits	2,354,671	—	2,354,671	—
Interest-bearing deposits	3,275,159	—	—	3,275,592
Borrowings and subordinated debentures	269,243	—	150,799	120,635
Accrued interest payable	1,855	1,855	—	—

	December 31, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$391,849	$391,849	$—	$—
Securities available for sale	753,781	10,132	743,649	—
Loans held for sale	8,568	—	9,270	—
Loans receivable, net of allowance for credit losses	4,789,742	—	—	4,755,302
Accrued interest receivable	16,363	16,363	—	—
Financial liabilities:
Noninterest-bearing deposits	1,898,766	—	1,898,766	—
Interest-bearing deposits	3,376,242	—	—	3,380,179
Borrowings and subordinated debentures	268,972	—	151,714	118,809
Accrued interest payable	4,564	4,564	—	—

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

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	June 30,	December 31,
	2021	2020
	(in thousands)
Commitments to extend credit	$552,773	$453,900
Standby letters of credit	53,453	47,169
Commercial letters of credit	44,890	54,547
Total undisbursed loan commitments	$651,116	$555,616

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Balance at beginning of period	$2,342	$2,885	$2,792	$2,397
Adjustment related to adoption of ASU 2016-13	—	—	—	(335)
Adjusted balance	2,342	2,885	2,792	2,062
Provision expense (income) for credit losses	1,301	3,462	851	4,285
Balance at end of period	$3,643	$6,347	$3,643	$6,347

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

As of June 30, 2021, the outstanding balances for our right-of-use asset and lease liability were $47.4 million and $50.4 million, respectively. The outstanding balances of the right-of-use asset and lease liability were $52.2 million and $54.0 million, respectively, as of December 31, 2020.

In determining the discount rates, since most of our leases do not provide an implicit rate, we used our incremental borrowing rate provided by the FHLB of San Francisco based on the information available at the commencement date to calculate the present value of lease payments.

At June 30, 2021, future minimum rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2021	$7,370
2022	7,171
2023	6,699
2024	6,319
2025	5,702
Thereafter	22,716
Remaining lease commitments	55,975
Interest	(5,541)
Present value of lease liability	$50,434

Weighted average remaining lease terms for the Company's operating leases were 8.39 years and 8.75 years as of June 30, 2021 and December 31, 2020, respectively. Weighted average discount rates used for the Company's operating leases were 2.42 percent and 2.43 percent as of June 30, 2021 and December 31, 2020, respectively. Net lease expense recognized for the three months ended June 30, 2021 and 2020 was $2.0 million and $2.0 million, respectively. For each of the six months ended June 30, 2021 and 2020, net lease expense recognized was $4.1 million. This included operating lease costs of $1.9 million for each of the three months ended June 30, 2021 and 2020. For the six months ended June 30, 2021 and 2020, operating lease costs were $3.9 million. Sublease income for operating leases was inconsequential for the three and six months ended June 30, 2021 and 2020.

Cash paid and included in cash flows from operating activities for amounts used in the measurement of the lease liability of the Company's operating leases was $1.9 million and $3.9 million for each of the three and six months ended June 30, 2021 and 2020.

Note 14 — Liquidity

Hanmi Financial

As of June 30, 2021 and December 31, 2020, Hanmi Financial had $6.0 million and $17.3 million, respectively, in cash on deposit with its bank subsidiary. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of June 30, 2021 and December 31, 2020, the Bank had $150.0 million of FHLB advances and $168.5 million and $193.7 million, respectively, of brokered deposits.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30.0 percent of its assets. As of June 30, 2021, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $1.65 billion and $1.37 billion, respectively, compared to $1.73 billion and $1.44 billion, respectively, as of December 31, 2020.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $38.5 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $40.5 million, and had no borrowings as of June 30, 2021. The Bank also maintains a line of credit for repurchase agreements up to $100.0 million. The Bank also had three unsecured federal funds lines of credit totaling $115.0 million with no outstanding balances as of June 30, 2021.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their location on the Balance Sheet as of June 30, 2021 and December 31, 2020.

As of June 30, 2021	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$66,615	Other Assets	$586	$66,615	Other Liabilities	$562
Total derivatives not designated as hedging instruments			$586			$562

As of December 31, 2020	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$66,904	Other Assets	$1,088	$66,904	Other Liabilities	$1,149
Total derivatives not designated as hedging instruments			$1,088			$1,149

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement for the three and six months ended June 30, 2021 and 2020.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
		(in thousands)
Interest rate products	Other income	$(64)	$(98)	$85	$(98)
Total		$(64)	$(98)	$85	$(98)

The Company did not recognize any fee income from its derivative financial instruments for the three and six months ended June 30, 2021. Fee income recognized from the Company's derivative financial instruments for the three and six months ended June 30, 2020 was $512,000.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The derivative assets are located within the prepaid and other assets line item on the Consolidated Balance Sheets and the derivative liabilities are located within the accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
As of June 30, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$586	$—	$586	$562	$24	$—

Offsetting of Derivative Liabilities
As of June 30, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$562	$—	$562	$562	$—	$—

Offsetting of Derivative Assets
As of December 31, 2020
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$1,088	$—	$1,088	$1,088	$—	$1,088

Offsetting of Derivative Liabilities
As of December 31, 2020
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount

Derivatives	$1,149	$—	$1,149	$—	$1,150	$(1)

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

As of June 30, 2021 and December 31, 2020, the fair value of derivatives in a net asset position for counterparty transactions, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $586,000 and $1.1 million, respectively. As of June 30, 2021, the Company had received $530,000 of collateral from its counterparties related to these agreements and is adequately collateralized since its net asset position was $24,000 ($586,000 fair value of assets less $562,000 fair value of liabilities) as of June 30, 2021. As of December 31, 2020, the Company had posted $1.2 million of collateral related to these agreements and was essentially over-collateralized since its net liability position was $61,000 ($1.1 million fair value of assets less $1.1 million fair value of liabilities). If the Company had breached any of the provisions described above at June 30, 2021 or December 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $0 and $1.1 million, respectively.

Note 16 — Subsequent Events

On May 26, 2021, the stockholders of the Company approved the 2021 Equity Compensation Plan (the “2021 Plan”), which authorizes the granting of an additional 1,200,000 shares. The 2021 Plan supersedes the prior 2007 and 2013 Equity Compensation Plans. Any shares from these prior plans, which were authorized but not yet issued as of May 26, 2021, automatically became available for future issuance under the 2021 Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three months ended June 30, 2021. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended June 30, 2021 (this “Report”).

Forward-Looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report other than statements of historical fact are “forward–looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs, plans and objectives of management for future operations, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, strategies, outlook, needs, plans, objectives or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi Bank; the effect of our rating under the Community Reinvestment Act and our ability to address any issues raised in our regulatory exams; general economic and business conditions internationally, nationally and in those areas in which we operate; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital from private and government sources; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread; risks of natural disasters; a failure in or breach of our operational or security systems or infrastructure, including cyber-attacks; the failure to maintain current technologies; inability to successfully implement future information technology enhancements; difficult business and economic conditions that can adversely affect our industry and business, including competition, fraudulent activity and negative publicity; risks associated with Small Business Administration loans; failure to attract or retain key employees; our ability to access cost-effective funding; fluctuations in real estate values; changes in accounting policies and practices; the imposition of tariffs or other domestic or international governmental policies impacting the value of the products of our borrowers; changes in governmental regulation, including, but not limited to, any increase in Federal Deposit Insurance Corporation insurance premiums; the ability of Hanmi Bank to make distributions to Hanmi Financial Corporation, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial tests; ability to identify a suitable strategic partner or to consummate a strategic transaction; adequacy of our allowance for credit losses; credit quality and the effect of credit quality on our credit losses expense and allowance for credit losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; changes in securities markets; and risks as it relates to cyber security against our information technology infrastructure and those of our third party providers and vendors.

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

COVID-19

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments placed restrictions on gatherings and business activities.  Various state governments and federal agencies have required lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed legislation that provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.  Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. As it relates to Bank customers and employees, the Company continues to follow COVID-19 mandates and restrictions issued by governmental authorities.

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

Executive Overview

Net income was $22.1 million, or $0.72 per diluted share, for the three months ended June 30, 2021 compared with $9.2 million, or $0.30 per diluted share, for the same period a year ago. The increase in net income for the 2021 second quarter primarily reflects a net recovery of credit losses for the three months ended June 30, 2021 compared with a net credit loss for the same period a year ago, as well as higher net interest income, driven principally by lower interest expense. These impacts were offset partially by a decrease in non-interest income and higher noninterest expense.

For the six months ended June 30, 2021, net income was $38.8 million, or $1.26 per diluted share, compared with $11.5 million, or $0.38 per diluted share, for the same period a year ago. The increase in net income for the six months ended June 30, 2021 reflects a net recovery of credit losses for the six months ended June 30, 2021 compared with a net credit loss for the same period a year ago, as well as higher net interest income, and higher gains on sale of “Small Business Administration (“SBA”) loans. These impacts were offset partially by a $15.7 million prior year gain on sales of securities and higher noninterest expense.

Other financial highlights include the following:

•

Cash and due from banks increased $305.9 million to $697.8 million as of June 30, 2021 from $391.8 million at December 31, 2020, primarily from a higher volume of noninterest-bearing deposits, reflecting proceeds from PPP loans and other government assistance programs, as well as an increase in our marketing efforts.

•

Securities increased $108.3 million to $862.1 million at June 30, 2021 from $753.8 million at December 31, 2020, primarily from excess liquidity, which was invested mainly in tax-exempt municipal bonds.

•	Loans receivable, before allowance for credit losses, were $4.82 billion at June 30, 2021 compared with $4.88 billion at December 31, 2020.
•	Deposits were $5.63 billion at June 30, 2021 compared with $5.28 billion at December 31, 2020. The increase reflects principally a $455.9 million increase in noninterest-bearing deposits.

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

	Three Months Ended
	June 30, 2021			June 30, 2020
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(in thousands)
Interest-earning assets:
Loans receivable (1)	$4,753,297	$52,787	4.45%	$4,680,048	$52,230	4.49%
Securities (2)	812,805	1,404	0.69%	589,932	3,225	2.19%
FHLB stock	16,385	242	5.93%	16,385	203	5.00%
Interest-bearing deposits in other banks	659,934	176	0.11%	386,956	78	0.08%
Total interest-earning assets	6,242,421	54,609	3.51%	5,673,321	55,736	3.95%

Noninterest-earning assets:
Cash and due from banks	61,560			69,667
Allowance for credit losses	(88,049)			(66,926)
Other assets	220,779			219,383
Total assets	$6,436,711			$5,895,445

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$112,252	$23	0.05%	$92,676	$18	0.08%
Money market and savings	2,032,102	1,298	0.26%	1,677,081	2,309	0.55%
Time deposits	1,136,903	1,682	0.59%	1,458,351	6,562	1.81%
Total interest-bearing deposits	3,281,257	3,003	0.37%	3,228,108	8,889	1.11%
Borrowings	150,091	447	1.19%	342,437	760	0.89%
Subordinated debentures	119,170	1,585	5.32%	118,583	1,645	5.55%
Total interest-bearing liabilities	3,550,518	5,035	0.57%	3,689,128	11,294	1.23%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	2,223,172			1,589,668
Other liabilities	67,771			68,311
Stockholders' equity	595,250			548,338
Total liabilities and stockholders' equity	$6,436,711			$5,895,445

Net interest income (taxable equivalent basis)		$49,574			$44,442

Cost of deposits (3)			0.22%			0.74%
Net interest spread (taxable equivalent basis) (4)			2.94%			2.72%
Net interest margin (taxable equivalent basis) (5)			3.19%			3.15%

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.
(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended
	June 30, 2021 vs June 30, 2020
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$950	$(393)	$557
Securities (2)	921	(2,742)	(1,821)
FHLB stock	—	39	39
Interest-bearing deposits in other banks	64	34	98
Total interest and dividend income	1,935	(3,062)	(1,127)

Interest expense:
Demand: interest-bearing	$7	$(2)	$5
Money market and savings	410	(1,421)	(1,011)
Time deposits	(1,203)	(3,677)	(4,880)
Borrowings	(518)	205	(313)
Subordinated debentures	8	(68)	(60)
Total interest expense	(1,296)	(4,963)	(6,259)
Change in net interest income	$3,231	$1,901	$5,132

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

  For the three months ended June 30, 2021 and 2020, net interest income, on a taxable equivalent basis, was $49.6 million and $44.4 million, respectively. The net interest spread and net interest margin, on a taxable equivalent basis, for the quarter ended June 30, 2021 were 2.94 percent and 3.19 percent, respectively, compared with 2.72 percent and 3.15 percent, respectively, for the same period in 2020. Interest and dividend income, on a taxable equivalent basis, decreased $1.1 million, or 2.0 percent, to $54.6 million for the three months ended June 30, 2021 from $55.7 million for the same period in 2020 as the impact of the lower rate environment was offset partially by higher loan and security balances. Interest expense decreased $6.3 million, or 55.4 percent, to $5.0 million for the three months ended June 30, 2021 from $11.3 million for the same period in 2020 primarily due to a shift from time deposits into lower yielding deposit accounts and lower rates paid on all interest-bearing deposits.

The average balance of interest earning assets increased $569.1 million, or 10.0 percent, to $6.24 billion for the three months ended June 30, 2021 from $5.67 billion for the three months ended June 30, 2020. The average balance of loans increased $73.2 million, or 1.6 percent, to $4.75 billion for the three months ended June 30, 2021 from $4.68 billion as of June 30, 2020 due mainly to new loan production. The average balance of securities increased $222.9 million, or 37.8 percent, to $812.8 million for the three months ended June 30, 2021 from $589.9 million as of June 30, 2020. Interest-bearing deposits at other banks increased $273.0 million to $659.9 million as of June 30, 2020, as increased marketing efforts and proceeds from government aid programs drove an increase in noninterest-bearing customer deposits.

The average yield on interest-earning assets, on a taxable equivalent basis, decreased 44 basis points to 3.51 percent for the three months ended June 30, 2021 from 3.95 percent for the three months ended June 30, 2020, mainly due to lower yields on securities and higher balances of lower yielding deposits at other banks. The average yield on loans decreased to 4.45 percent for the three months ended June 30, 2021 from 4.49 percent for the three months ended June 30, 2020, primarily due to the continued decrease in market interest rates commencing in the first quarter of 2020. The average yield on securities, on a taxable equivalent basis, decreased to 0.69 percent for the three months ended June 30, 2021 from 2.19 percent for the three months ended June 30, 2020, attributable to the sale of most of the portfolio during second quarter 2020 and subsequently reinvesting into a portfolio of lower yielding securities due to the continued decline in market interest rates.

The average balance of interest-bearing liabilities decreased $138.6 million, or 3.8 percent, to $3.55 billion as of June 30, 2021 compared to $3.69 billion for the three months ended June 30, 2020, as an increase in money market and savings balances was more than offset by a decline in time deposits. The average cost of interest-bearing liabilities decreased by 66 basis points to 0.57 percent for the three months ended June 30, 2021 from 1.23 percent for the three months ended June 30, 2020. The decrease was due to lower market interest rates and a shift away from time deposits to lower-rate money market and savings accounts.

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

	Six Months Ended June 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(in thousands)
Interest-earning assets:
Loans receivable (1)	$4,798,311	$103,399	4.35%	$4,599,222	$106,878	4.67%
Securities (2)	793,521	2,544	0.64%	606,821	6,880	2.27%
FHLB stock	16,385	448	5.52%	16,385	492	6.05%
Interest-bearing deposits in other banks	528,498	272	0.10%	245,734	411	0.34%
Total interest-earning assets	6,136,715	106,663	3.51%	5,468,162	114,661	4.22%

Noninterest-earning assets:
Cash and due from banks	59,127			83,782
Allowance for credit losses	(88,860)			(63,990)
Other assets	227,436			212,595
Total assets	$6,334,418			$5,700,549

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$107,642	$37	0.07%	$87,805	$39	0.09%
Money market and savings	1,999,737	2,776	0.28%	1,682,047	7,088	0.85%
Time deposits	1,187,427	4,148	0.70%	1,490,548	14,504	1.96%
Total interest-bearing deposits	3,294,806	6,961	0.43%	3,260,400	21,631	1.33%
Borrowings	150,046	923	1.24%	236,548	1,256	1.07%
Subordinated debentures	119,105	3,204	5.38%	118,513	3,357	5.67%
Total interest-bearing liabilities	3,563,957	11,088	0.63%	3,615,461	26,244	1.46%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	2,107,828			1,461,682
Other liabilities	74,391			69,259
Stockholders' equity	588,242			554,147
Total liabilities and stockholders' equity	$6,334,418			$5,700,549

Net interest income (taxable equivalent basis)		$95,575			$88,417

Cost of deposits (3)			0.26%			0.92%
Net interest spread (taxable equivalent basis) (4)			2.88%			2.76%
Net interest margin (taxable equivalent basis) (5)			3.14%			3.25%

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.
(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Six Months Ended June 30,
	June 30, 2021 vs June 30, 2020
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$4,304	$(7,783)	$(3,479)
Securities (2)	1,642	(5,978)	(4,336)
FHLB stock	—	(44)	(44)
Interest-bearing deposits in other banks	276	(415)	(139)
Total interest and dividend income	6,222	(14,220)	(7,998)

Interest expense:
Demand: interest-bearing	$8	$(10)	$(2)
Money market and savings	1,142	(5,454)	(4,312)
Time deposits	(2,489)	(7,867)	(10,356)
Borrowings	(511)	178	(333)
Subordinated debentures	17	(170)	(153)
Total interest expense	(1,833)	(13,323)	(15,156)
Change in net interest income	$8,055	$(897)	$7,158

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

For the six months ended June 30, 2021 and 2020, net interest income, on a taxable equivalent basis, was $95.6 million and $88.4 million, respectively. The net interest spread and net interest margin, on a taxable equivalent basis, for the six months ended June 30, 2021 were 2.88 percent and 3.14 percent, respectively, compared with 2.76 percent and 3.25 percent, respectively, for the same period in 2020. Interest and dividend income, on a taxable equivalent basis, decreased $8.0 million, or 7.0 percent, to $106.7 million for the six months ended June 30, 2021 from $114.7 million for the same period in 2020 as the impact of the lower rate environment was partially offset by higher loan and securities balances. Interest expense decreased $15.2 million, or 57.7 percent, to $11.1 million for the six months ended June 30, 2021 from $26.2 million for the same period in 2020 primarily due to a shift from time deposits of into lower yielding deposit accounts and lower rates paid on deposits.

The average balance of interest earning assets increased $668.6 million, or 12.2 percent, to $6.14 billion as of June 30, 2021 from $5.47 billion for the six months ended June 30, 2020. The average balance of loans increased $199.1 million, or 4.3 percent, to $4.80 billion for the six months ended June 30, 2021 from $4.60 billion for the six months ended June 30, 2020. The increase in the average balance of loans was due mainly to new loan production driven by PPP loans. The average balance of securities increased $186.7 million, or 30.8 percent, to $793.5 million for the six months ended June 30, 2021 from $606.8 million for the six months ended June 30, 2020. Interest-bearing deposits at other banks increased $282.8 million to $528.5 million as of June 30, 2021, as increased marketing efforts and proceeds from government aid programs drove an increase in non-interest bearing customer deposits.

The average yield on interest-earning assets, on a taxable equivalent basis, decreased 71 basis points to 3.51 percent for the six months ended June 30, 2021 from 4.22 percent for the six months ended June 30, 2020, mainly due to declining market rates beginning in the first quarter of 2020. The average yield on loans decreased to 4.35 percent for the six months ended June 30, 2021 from 4.67 percent for the six months ended June 30, 2020, primarily due to the continued decrease in market interest rates commencing in the first quarter of 2020. The average yield on securities, on a taxable equivalent basis, decreased to 0.64 percent for the six months ended June 30, 2021 from 2.27 percent for the six months ended June 30, 2020, attributable to the sale of most of the portfolio during the second quarter of 2020 and subsequently reinvesting into a portfolio of lower-yielding securities due to the continued decline in market interest rates.

The average balance of interest-bearing liabilities decreased $51.5 million, or 1.4 percent, to $3.56 billion for the six months ended June 30, 2021 compared to $3.62 billion as of June 30, 2020, as an increase in money market and savings balances was more than offset by a decline in time deposit balances. The average cost of interest-bearing liabilities decreased by 83 basis points to 0.63 percent for the six months ended June 30, 2021 from 1.46 percent for the six months ended June 30, 2020. The decrease was due to lower market interest rates and a shift away from time deposits to low-interest money market and savings accounts.

Credit Loss Expense

For the second quarter of 2021, the Company recorded a $3.3 million recovery of credit loss expense, comprised of a $4.1 million recovery for loan losses and a $516,000 reduction in the allowance for accrued interest receivable for loans current or previously modified under the CARES Act, offset partially by a $1.3 provision for off-balance sheet items. For the same period in 2020, credit loss expense was $24.6 million, comprised of a loan loss provision of $21.1 million and provision for off-balance sheet items of $3.5 million, reflecting unfavorable adjustments to assumptions about unemployment and economic activity and higher levels of unused commitments.

For the six months ended June 30, 2021, the Company recorded a $1.2 million recovery of credit loss expense, comprised of a $3.1 million recovery for loan losses and a $1.0 million reduction in the allowance for accrued interest receivable for current or previously modified loans, offset partially by a $2.1 million provision for an SBA guarantee repair loss, and a $851,000 provision for off-balance sheet items. For the same period in 2020, credit loss expense was $40.3 million, comprised of a loan loss provision of $36.0 million and provision for off-balance sheet items of $4.3 million, reflecting unfavorable adjustments to assumptions about unemployment and economic activity and higher levels of unused commitments.

See also “Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount
	(in thousands)
Service charges on deposit accounts	$2,344	$2,032	$312
Trade finance and other service charges and fees	1,259	961	298
Servicing income	540	855	(315)
Bank-owned life insurance income	252	276	(24)
All other operating income	908	1,095	(187)
Service charges, fees & other	5,303	5,219	84
Gain on sale of SBA loans	3,305	—	3,305
Gain on sale of PPP loans	203	—	203
Net gain on sales of securities	—	15,712	(15,712)
Legal settlement	75	—	75
Total noninterest income	$8,886	$20,931	$(12,045)

For the three months ended June 30, 2021, noninterest income was $8.9 million, a decrease of $12.0 million, or 57.5 percent, compared with $20.9 million for the same period in 2020. The decrease was primarily attributable to a prior year $15.7 million gain on sale of securities, offset partially by $3.3 million in gains on sale of SBA loans for the three months ended June 30, 2021.

The following table sets forth the various components of noninterest income for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount
	(in thousands)
Service charges on deposit accounts	$4,599	$4,432	$167
Trade finance and other service charges and fees	2,280	1,948	332
Servicing income	1,386	1,416	(30)
Bank-owned life insurance income	508	553	(45)
All other operating income	1,862	1,939	(77)
Service charges, fees & other	10,635	10,288	347
Gain on sale of SBA loans	4,976	1,154	3,822
Gain on sale of PPP loans	2,657	—	2,657
Net gain on sales of securities	99	15,712	(15,613)
Legal settlement	325	—	325
Total noninterest income	$18,692	$27,154	$(8,462)

For the six months ended June 30, 2021, noninterest income was $18.7 million, a decrease of $8.5 million, or 31.2 percent, compared with $27.2 million for the same period in 2020. The decrease was primarily attributable to a prior year $15.7 million gain on sale of securities, offset partially by $3.8 million in increase in gain on sale of SBA loans and $2.7 million in gain on sale of PPP loans for the six months ended June 30, 2021.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount
	(in thousands)
Salaries and employee benefits	$18,302	$14,701	$3,601
Occupancy and equipment	4,602	4,508	94
Data processing	2,915	2,804	111
Professional fees	1,413	1,545	(132)
Supplies and communications	733	858	(125)
Advertising and promotion	374	456	(82)
All other operating expenses	2,607	2,457	150
Subtotal	30,946	27,329	3,617
Other real estate owned expense (income)	(47)	(191)	144
Repossessed personal property expense (income)	(116)	—	(116)
Total noninterest expense	$30,783	$27,138	$3,645

For the three months ended June 30, 2021, noninterest expense was $30.8 million, an increase of $3.6 million, or 13.4 percent, compared with $27.1 million for the same period in 2020. Salaries and benefits increased $3.6 million, primarily related to a $2.1 million decrease in capitalized loan origination costs in 2021 driven by prior year originations of PPP loans and higher current year expense for bonus and incentives of $1.6 million.

The following table sets forth the components of noninterest expense for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount
	(in thousands)
Salaries and employee benefits	$35,122	$32,450	$2,672
Occupancy and equipment	9,198	8,983	215
Data processing	5,841	5,473	368
Professional fees	2,860	3,460	(600)
Supplies and communications	1,489	1,639	(150)
Advertising and promotion	732	1,190	(458)
All other operating expenses	4,984	5,398	(414)
Subtotal	60,226	58,593	1,633
Other real estate owned expense (income)	174	(189)	363
Repossessed personal property expense (income)	(84)	(198)	114
Total noninterest expense	$60,316	$58,206	$2,110

For the six months ended June 30, 2021, noninterest expense was $60.3 million, an increase of $2.1 million, or 3.6 percent, compared with $58.2 million for the same period in 2020. Salaries and benefits increased $2.7 million, primarily related to a $1.1 million decrease in capitalized loan origination costs in 2021 driven by prior year originations of PPP loans and higher current year expense for bonus and incentives of $2.5 million, partially offset by lower wages and salaries expense of $518,000.

Income Tax Expense

Income tax expense was $8.9 million and $4.5 million representing an effective income tax rate of 28.6 percent and 32.7 percent for the three months ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the three months ended June 30, 2021, compared to the same period in 2020 was principally due to a decrease of incremental tax charges related to the Company’s share-based compensation recognized as income tax expense.

Income tax expense was $16.4 million and $5.5 million representing an effective income tax rate of 29.7 percent and 32.3 percent for the six months ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the six months ended June 30, 2021, compared to the same period in 2020 was principally due to a decrease of incremental tax charges related to the Company’s share-based compensation recognized as income tax expense.

Financial Condition

Securities

As of June 30, 2021, our securities portfolio consisted of U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and debt securities and, to a lesser extent, U.S. Treasury securities and tax-exempt municipal bonds. Most of these securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of June 30, 2021 or December 31, 2020.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their cost weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, as of June 30, 2021:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands)
Securities available for sale:
U.S. Treasury securities	$10,000	2.67%	$—	0.00%	$—	0.00%	$—	0.00%	$10,000	2.67%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	1,160	2.02%	2,699	1.29%	—	0.00%	610,451	0.97%	614,310	0.97%
Collateralized mortgage obligations	—	0.00%	564	1.46%	745	1.13%	100,267	0.56%	101,576	0.57%
Debt securities	—	0.00%	74,985	0.66%	12,492	1.06%	—	0.00%	87,477	0.72%
Total U.S. government agency and sponsored agency obligations	1,160	2.02%	78,248	0.69%	13,237	1.06%	710,718	0.91%	803,363	0.89%
Municipal bonds-tax exempt	—	0.00%	—	0.00%	—	0.00%	52,841	1.27%	52,841	1.27%
Total securities available for sale	$11,160	2.61%	$78,248	0.68%	$13,237	1.07%	$763,559	0.94%	$866,204	0.94%

Loans Receivable

As of June 30, 2021 and December 31, 2020, loans receivable (excluding loans held for sale), net of deferred loan fees and costs, discounts and allowance for credit losses, were $4.74 billion and $4.79 billion, respectively. The slight decrease primarily reflects $603.9 million in loan sales and payoffs, including $153.0 million in PPP loan forgiveness, as well as amortization and other reductions of $242.3 million, offset partially by $813.6 million in new loan production, including $81.3 million in loans held for sale.

During the six months ended June 30, 2021, total loan production consisted of $289.2 million in commercial real estate loans, $105.0 million in leases receivable, $141.7 million in commercial and industrial loans, $198.5 million in SBA loans and $79.3 million in residential/consumer loans.

The table below shows the maturity distribution of outstanding loans as of June 30, 2021. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$163,255	$521,720	$143,182	$—	$828,157
Hospitality	263,681	491,046	40,924	—	795,651
Other	227,337	1,058,665	368,631	111,959	1,766,592
Total commercial property loans	654,273	2,071,431	552,737	111,959	3,390,400
Construction	60,926	688	—	—	61,614
Residential/consumer loans	6,056	270	4,819	337,585	348,730
Total real estate loans	721,255	2,072,389	557,556	449,544	3,800,744
Commercial and industrial loans	394,091	116,157	77,481	—	587,729
Leases receivable	20,590	377,797	33,232	—	431,619
Loans receivable	$1,135,936	$2,566,343	$668,269	$449,544	$4,820,092
Loans with predetermined interest rates	$634,590	$1,663,034	$161,551	$80,664	$2,539,839
Loans with variable interest rates	501,346	903,309	506,718	368,880	2,280,253

Industry

As of June 30, 2021, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10.0 percent of loans receivable outstanding:

		Percentage of
	Balance as of	Loans Receivable
	June 30, 2021	Outstanding
	(in thousands)
Lessor of nonresidential buildings	$1,479,669	30.7%
Hospitality	856,551	17.8%

Loan Quality Indicators

Loans and leases 30 to 89 days past due and still accruing were 0.09 percent of loans and leases at June 30, 2021, compared with 0.19 percent at December 31, 2020.

At June 30, 2021, loans 90 days or more past due and still accruing were $12.4 million representing two film tax credit loans previously included in nonaccrual loans. At June 30, 2021, these loans were well secured and in the process of collection. Subsequent to the end of the second quarter, the Company collected payments of $4.6 million, including accrued interest, representing the full payoff of one of these loans, and $5.4 million representing the partial paydown of the other. The Company expects to collect the remaining amounts due on the second loan prior to the end of the third quarter. No loans were 90 days or more past due and still accruing at December 31, 2020.

Special mention loans were $121.8 million at June 30, 2021 compared with $77.0 million at December 31, 2020. The change reflects additions of $83.3 million and reductions (comprising upgrades, downgrades and payments) of $38.4 million. At June 30, 2021 and December 31, 2020, special mention loans included $70.8 million and $49.1 million, respectively, of loans identified as adversely affected by the pandemic.

Classified loans were $110.1 million at June 30, 2021 compared with $140.2 million at December 31, 2020. The change reflects additions of $39.3 million and reductions (comprising upgrades, payments, sales, and charge-offs) of $69.4 million. At June 30, 2021 and December 31, 2020, classified loans included $63.3 million and $54.0 million, respectively, of loans identified as adversely affected by the COVID-19 pandemic.

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

Except for nonaccrual loans and loans modified under the CARES Act set forth below, management is not aware of any other loans as of June 30, 2021 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan or lease repayment terms, or any known events that would result in a loan or lease being designated as nonperforming at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

Nonperforming loans were $52.0 million at June 30, 2021, or 1.08 percent of loans, compared with $83.0 million at December 31, 2020, or 1.70 percent of the portfolio. The change reflects additions of $3.4 million loans and reductions (comprising upgrades, payments, sales, and charge-offs) of $34.4 million. At June 30, 2021 and December 31, 2020, nonperforming loans included $20.3 million and $33.0 million, respectively, of loans adversely affected by the pandemic.

Nonperforming assets were $52.7 million at June 30, 2021, or 0.80 percent of total assets, compared with $85.4 million, or 1.38 percent, at December 31, 2020.

Loans modified under the CARES Act declined by $83.3 million to $72.3 million at June 30, 2021 from $155.6 million at December 31, 2020.  At June 30, 2021, all modified loans are making interest only or other reduced payments that are less than the contractually required amount. At December 31, 2020, 13.6 percent, or $21.1 million, were not making payments. Of the modified loan portfolio, at June 30, 2021, 50.7 percent were special mention and 17.6 percent were classified, compared with 20.1 percent and 15.7 percent at December 31, 2020, respectively.  In addition, 7.0 percent and 4.6 percent were on nonaccrual status at June 30, 2021 and December 31, 2020, respectively.

Individually Evaluated Loans

The Company reviews loans on an individual basis when the loan does not share similar risk characteristics with loan pools.

Individually evaluated loans were $39.6 million and $91.0 million as of June 30, 2021 and December 31, 2020, respectively, representing a decrease of $51.4 million, or 56.5 percent. Specific allowances associated with individually evaluated loans decreased $9.4 million to $4.7 million as of June 30, 2021 compared with $14.1 million as of December 31, 2020.

For the three and six months ended June 30, 2021, there were no loans restructured which were subsequently classified as TDRs. For the year ended December 31, 2020, we restructured monthly payments for five loans, with a net carrying value of $4.5 million at the time of modification, which we subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less.

As of June 30, 2021 and December 31, 2020, TDRs on an accrual status were $601,000 and $7.9 million, respectively, most of which were deferral of principal or principal or interest reductions. The allowance for credit losses relating to these loans was inconsequential. As of June 30, 2021 and December 31, 2020, restructured loans on nonaccrual status were $14.1 million and $17.1 million, respectively, and the allowance for credit losses relating to these loans, respectively, was inconsequential.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

The Company’s estimate of the allowance for credit losses at June 30, 2021 and December 31, 2020 reflects losses expected over the remaining contractual life of the assets based on historical, current, and forward-looking information. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

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

Management selected three loss methodologies for the collective allowance estimation. At June 30, 2021, the Company used the discounted cash flow (“DCF”) method to estimate allowances for credit losses for the commercial and industrial loan portfolio, the PD/LGD method for the commercial property, construction and residential property portfolios, and the Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses for equipment financing agreements and the equipment lease receivables portfolio. Loans that do not share similar risk characteristics are individually evaluated for allowances.

The Company applied an expected loss ratio based on internal historical losses adjusted as appropriate for qualitative factors when applying the WARM method.

As of June 30, 2021 and December 31, 2020, the Company relied on the economic projections from Moody’s Analytics Economic Scenarios and Forecasts to inform its loss driver forecasts over the four-quarter forecast period. For all loan pools, the Company utilizes and forecasts the national unemployment rate as the primary loss driver.

To adjust the historical and forecast periods to current conditions, the Company applies various qualitative factors derived from market, industry or business specific data, changes in the underlying portfolio composition, trends relating to credit quality, delinquency, nonperforming and adversely rated leases, and reasonable and supportable forecasts of economic conditions.

The allowance for credit losses was $83.4 million at June 30, 2021 compared with $90.4 million at December 31, 2020.  The allowance attributed to individually evaluated loans was $4.7 million at June 30, 2021 compared with $14.1 million at December 31, 2020. The allowance attributed to collectively evaluated loans was $78.7 million at June 30, 2021 compared with $76.4 million at December 31, 2020, and considered the impact of changes in macroeconomic assumptions including an improving unemployment rate for the subsequent four quarters.  The Company recognizes the inherent uncertainties in the estimate of the allowance for credit losses and the effect the COVID-19 pandemic may have on borrowers.

The following table reflects our allocation of the allowance for credit losses by loan category as well as the loans receivable for each loan category to total loans, including related percentages:

	June 30, 2021			December 31, 2020
		Loans			Loans
	Allowance Amount	Total Loans	Percentage of Total Loans	Allowance Amount	Total Loans	Percentage of Total Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$4,496	$828,157	17.2%	$4,855	$824,606	16.9%
Hospitality	36,166	795,651	16.5%	28,801	859,953	17.6%
Other	13,129	1,766,592	36.7%	13,991	1,610,377	33.0%
Total commercial property loans	53,791	3,390,400	70.4%	47,647	3,294,936	67.5%
Construction	8,489	61,614	1.3%	2,876	58,882	1.2%
Residential/consumer loans	749	348,730	7.2%	1,353	345,831	7.1%
Total real estate loans	63,029	3,800,744	78.9%	51,876	3,699,649	75.8%
Commercial and industrial loans	8,059	587,729	12.2%	21,410	757,255	15.5%
Leases receivable	12,284	431,619	8.9%	17,140	423,264	8.7%
Total	$83,372	$4,820,092	100.0%	$90,426	$4,880,168	100.0%

The following table sets forth certain ratios related to our allowance for credit losses at the dates presented:

	As of
	June 30, 2021	December 31, 2020
	(in thousands)
Ratios:
Allowance for credit losses to loans receivable	1.73%	1.85%
Nonaccrual loans to loans	0.82%	1.70%
Allowance for credit losses to nonaccrual loans	210.68%	108.90%

Balance:
Nonaccrual loans at end of period	$39,573	$83,033
Nonperforming loans at end of period	$52,019	$83,033

As of June 30, 2021 and December 31, 2020, the allowance for credit losses related to off-balance sheet items, primarily unfunded loan commitments, was $3.6 million and $2.8 million, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances were adequate for current expected lifetime losses in the loan portfolio and off-balance sheet exposure as of June 30, 2021.

The following table presents a summary of net charge-offs (recoveries) for the loan portfolio:

	Three Months Ended			Six Months Ended
	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs (Recoveries) to Average Loans (1)	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs (Recoveries) to Average Loans (1)
	(in thousands)
June 30, 2021
Real estate loans	$3,725,117	$(180)	(0.02)%	$3,714,962	$1,056	0.06%
Commercial and industrial loans	613,548	97	0.06%	668,142	92	0.03%
Leases receivable	414,632	991	0.96%	415,207	2,758	1.33%
Total	$4,753,297	$908	0.08%	$4,798,311	$3,906	0.16%

June 30, 2020
Real estate loans	$3,578,363	$(7)	(0.00)%	$3,585,250	$14,077	0.79%
Commercial and industrial loans	620,423	378	0.24%	526,528	12,445	4.73%
Leases receivable	481,262	930	0.77%	487,444	2,036	0.84%
Total	$4,680,048	$1,301	0.11%	$4,599,222	$28,558	1.24%
(1)	Annualized

For the three months ended June 30, 2021, gross charge-offs were $1.5 million, a decrease of $102,000, from $1.6 million for the same period in 2020 and recoveries were $563,000, an increase of $291,000, from $272,000 for the three months ended June 30, 2020. Net loan charge-offs were $908,000, or 0.08 percent of average loans, compared with $1.3 million, or 0.11 percent of average loans, for the three months ended June 30, 2021 and 2020, respectively.

For the six months ended June 30, 2021, gross charge-offs were $5.0 million, a decrease of $24.1 million, or 82.9 percent, from $29.0 million for the same period in 2020 and recoveries were $1.1 million, an increase of $582,000, from $488,000 for the three months ended June 30, 2020. Net loan charge-offs were $3.9 million, or 0.16 percent of average loans, compared with $28.6 million, or 1.24 percent of average loans, for the six months ended June 30, 2021 and 2020, respectively.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	June 30, 2021		December 31, 2020
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$2,354,671	41.8%	$1,898,766	36.0%
Interest-bearing:
Demand	113,893	2.0%	100,617	1.9%
Money market and savings	2,045,143	36.3%	1,991,926	37.8%
Uninsured time deposits of more than $250,000:
Three months or less	68,261	1.2%	134,543	2.6%
Over three months through six months	98,415	1.8%	70,011	1.3%
Over six months through twelve months	57,408	1.0%	52,401	1.0%
Over twelve months	1,144	0.0%	8,633	0.2%
Other time deposits	890,896	15.8%	1,018,111	19.3%
Total deposits	$5,629,830	100.0%	$5,275,008	100.0%

Total deposits were $5.63 billion and $5.28 billion as of June 30, 2021 and December 31, 2020, respectively, representing an increase of $354.8 million, or 6.7 percent.

Growth was primarily driven by an increase in noninterest-bearing demand deposits and to a lesser extent increases in money market and savings deposits and interest-bearing demand deposits, partially offset by a reduction in time deposits. At June 30, 2021, the loan-to-deposit ratio was 85.6 percent compared with 92.5 percent at December 31, 2020. The increase in noninterest-bearing deposits reflects growth from new and existing customer relationships as well as increases from second draw PPP loans and other economic stimulus activities.

As of June 30, 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.35 billion, of which $2.12 billion were demand deposits and money market and savings deposits and $225.2 million were time deposits. As of December 31, 2020, the aggregate amount of uninsured deposits was $2.09 billion, consisting of $1.82 billion in demand deposits and money market and savings deposits and $265.6 million in time deposits.

Borrowings and Subordinated Debentures

Borrowings mostly take the form of advances from the FHLB. At June 30, 2021 and December 31, 2020, advances from the FHLB were $150.0 million. At June 30, 2021 and December 31, 2020, the Bank had $150.0 million in term advances and no overnight advances from the FHLB.

The following is a summary of contractual maturities greater than twelve months of FHLB advances:

	June 30, 2021		December 31, 2020
FHLB of San Francisco	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Advances due over 12 months through 24 months	$50,000	1.63%	$50,000	1.62%
Advances due over 24 months through 36 months	50,000	0.37%	50,000	0.97%
Outstanding advances over 12 months	$100,000	1.00%	$100,000	1.30%

The weighted-average interest rate at June 30, 2021 and December 31, 2020 were 1.20 percent and 1.40 percent, respectively, and weighted-average interest rate for the six months ended June 30, 2021 and December 31, 2020 were 1.24 percent and 1.42 percent, respectively.  Average balances of FHLB advances for the three months ended June 30, 2021 and December 31, 2020 were $150.0 million and $156.6 million, respectively, with maximum amount outstanding at any month end during the three months period ended June 30, 2021 and December 31, 2020 of $150.0 million and $300.0 million, respectively. Interest expense on borrowings for the three months ended June 30, 2021 and 2020 was $447,000 and $760,000, respectively. Interest expense on borrowings for the six months ended June 30, 2021 and 2020 was $933,000 and $1.3 million, respectively.

Subordinated debentures were $119.2 million as of June 30, 2021 and $119.0 million as of December 31, 2020. Subordinated debentures are comprised of fixed-to-floating subordinated notes of $98.6 million and $98.5 million as of June 30, 2021 and December 31, 2020, respectively, and junior subordinated deferrable interest debentures of $20.6 million and $20.4 million as of June 30, 2021 and December 31, 2020, respectively. See “Note 8 – Borrowings and Subordinated Debentures” to the consolidated financial statements for more details.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below) as of June 30, 2021. The Company compares this stress simulation to policy limits, which specify the maximum tolerance level for net interest income exposure over a 1- to 12-month and a 13- to 24- month horizon, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
Change in	1- to 12-Month Horizon		13- to 24-Month Horizon
Interest	Dollar	Percentage	Dollar	Percentage
Rate	Change	Change	Change	Change
	(dollars in thousands)
300%	$34,781	17.29%	$48,566	24.29%
200%	$23,056	11.46%	$32,381	16.19%
100%	$11,839	5.89%	$17,279	8.64%
(100%)	$(8,442)	(4.20%)	$(13,355)	(6.68%)

Change in	Economic Value of Equity (EVE)
Interest	Dollar	Percentage
Rate	Change	Change
	(dollars in thousands)
300%	$162,899	32.84%
200%	$120,742	24.34%
100%	$72,409	14.60%
(100%)	$(135,893)	(27.40%)

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

In response to the uncertainty surrounding the COVID-19 pandemic, the Board reduced the quarterly cash dividends paid on common stock during the last two quarters of 2020.  For the third and fourth quarters of 2020, cash dividends paid were $0.08 per share, down from $0.12 per share and $0.24 per share in the second and first quarters of 2020, respectively. The Board believed these actions were the most prudent course of action as it continued to monitor the results of operations and financial condition of the Company. Due to the continued stabilization of Company results and financial condition, the Board authorized an increase in the quarterly cash dividend during the first three quarters of 2021. Cash dividends for the first, second, and third quarter of 2021 were $0.10 per share, $0.12 per share and $0.12 per share, respectively, The Board expects to continue to re-evaluate the level of quarterly dividends in subsequent quarters.

The Company’s ability to pay dividends to shareholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period).  Where the above test is not met, cash dividends may still be paid, with the prior approval of the Department of Financial Protection and Innovation (“DFPI”), in an amount not exceeding the greatest of: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year.  As of July 1, 2021, after giving effect to the 2021 third quarter dividend declared by the Company, the Bank has the ability to pay $5.3 million of dividends without the prior approval of the Commissioner of the DFPI.

At June 30, 2021, the Bank’s total risk-based capital ratio of 15.25 percent, Tier 1 risk-based capital ratio of 13.99 percent, common equity Tier 1 capital ratio of 13.99 percent and Tier 1 leverage capital ratio of 10.89 percent, placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent, and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

At June 30, 2021, the Company's total risk-based capital ratio was 15.53 percent, Tier 1 risk-based capital ratio was 12.30 percent, common equity Tier 1 capital ratio was 11.88 percent and Tier 1 leverage capital ratio was 9.57 percent.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Our Needs to Improve rating under The Community Reinvestment Act may restrict our operations and limit our ability pursue certain strategic opportunities.

On July 21, 2021, Hanmi Bank (the “Bank”), the wholly-owned bank subsidiary of Hanmi Financial Corporation (the “Company”), received a Community Reinvestment Act (“CRA”) rating from the Federal Deposit Insurance Corporation (the “FDIC”) of “Needs to Improve” for the period March 29, 2018 to May 3, 2021.  A “Needs to Improve” rating results in restrictions on certain expansionary activities, including certain mergers and acquisitions and the establishment and relocation of bank branches.  The rating will also result in a loss of expedited processing of applications to undertake certain activities.  A “Needs to Improve” rating could have an impact on the Bank’s relationships with certain states, counties, municipalities or other public agencies to the extent applicable law, regulation or policy limits, restricts or influences whether such entity may do business with a bank that has a below “Satisfactory” rating.

These restrictions, among others, will remain in place at least until the Bank’s next CRA rating is publicly released by the FDIC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 24, 2019, the Company announced a stock repurchase program that authorized the repurchase of up to 5 percent of its outstanding shares or approximately 1.5 million shares of common stock. As of June 30, 2021, 934,600 shares remained available for future purchases under that stock repurchase program. Shortly following the federal proclamation declaring a national emergency concerning the COVID-19 outbreak, Hanmi suspended its share repurchase program, however, this program was reinstated in February 2021. In addition to the shares noted in the table below, during the six months ended June 30, 2021, the Company acquired 21,693 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through vesting of Company stock awards.

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2021:

Purchase Date:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
April 1, 2021 - April 30, 2021	$—	—	934,600
May 1, 2021 - May 31, 2021	$—	—	934,600
June 1, 2021 - June 30, 2021	$—	—	934,600
Total	$—	—	934,600

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document

10.1

Hanmi Financial Corporation 2021 Equity Compensation Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 16, 2021 (File No. 000-30421))

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL

*	Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).
†	Constitutes a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	August 6, 2021	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2021	By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)