Form 10-Q
period 2021-09-30
HANMI FINANCIAL CORP
filed 2021-11-09
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 1, 2021, there were 30,407,905 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries Quarterly Report on Form 10-Q

Three Months Ended September 30, 2021

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Cash and due from banks	$824,347	$391,849
Securities available for sale, at fair value (amortized cost of $914,649 as of September 30, 2021 and $749,458 as of December 31, 2020)	906,996	753,781
Loans held for sale, at the lower of cost or fair value	17,881	8,568
Loans receivable, net of allowance for credit losses of $76,613 as of September 30, 2021 and $90,426 as of December 31, 2020	4,782,252	4,789,742
Accrued interest receivable	11,943	16,363
Premises and equipment, net	25,582	26,431
Customers' liability on acceptances	352	1,319
Servicing assets	6,838	6,212
Goodwill and other intangible assets, net	11,450	11,612
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	42,840	42,704
Bank-owned life insurance	54,653	53,894
Prepaid expenses and other assets	75,014	83,028
Total assets	$6,776,533	$6,201,888

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,548,591	$1,898,766
Interest-bearing	3,180,945	3,376,242
Total deposits	5,729,536	5,275,008
Accrued interest payable	1,235	4,564
Bank's liability on acceptances	352	1,319
Borrowings	137,500	150,000
Subordinated debentures ($224,100 and $126,800 face amount less unamortized discount and debt issuance costs of $9,256 and $7,828 as of September 30, 2021 and December 31, 2020, respectively)	214,844	118,972
Accrued expenses and other liabilities	74,011	74,981
Total liabilities	6,157,478	5,624,844
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,617,126 shares (30,441,601 shares outstanding) as of September 30, 2021 and issued 33,560,801 shares (30,717,835 shares outstanding) as of December 31, 2020	33	33
Additional paid-in capital	580,259	578,360
Accumulated other comprehensive (loss) income, net of tax benefit of $2,296 as of September 30, 2021 and net of tax expense of $1,247 as of December 31, 2020	(5,357)	3,076
Retained earnings	169,534	114,621
Less treasury stock; 3,175,525 shares as of September 30, 2021 and 2,842,966 shares as of December 31, 2020	(125,414)	(119,046)
Total stockholders' equity	619,055	577,044
Total liabilities and stockholders' equity	$6,776,533	$6,201,888

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and dividend income:
Interest and fees on loans receivable	$52,961	$52,586	$156,361	$159,464
Interest on securities	1,865	1,972	4,409	8,852
Dividends on FHLB stock	245	204	693	696
Interest on deposits in other banks	329	84	601	495
Total interest and dividend income	55,400	54,846	162,064	169,507
Interest expense:
Interest on deposits	2,466	7,032	9,419	28,663
Interest on borrowings	409	582	1,332	1,838
Interest on subordinated debentures	2,545	1,627	5,759	4,984
Total interest expense	5,420	9,241	16,510	35,485
Net interest income before credit loss expense	49,980	45,605	145,554	134,022
Credit loss (recovery) expense	(7,234)	38	(8,452)	40,371
Net interest income after credit loss (recovery) expense	57,214	45,567	154,006	93,651
Noninterest income:
Service charges on deposit accounts	3,437	2,002	8,036	6,434
Trade finance and other service charges and fees	1,188	972	3,468	2,920
Gain on sale of Small Business Administration ("SBA") loans	5,842	2,324	13,475	3,478
Net gain on sales of securities	—	—	99	15,712
Other operating income	2,042	1,842	6,123	5,751
Total noninterest income	12,509	7,140	31,201	34,295
Noninterest expense:
Salaries and employee benefits	18,795	17,194	53,917	49,645
Occupancy and equipment	5,037	4,650	14,235	13,633
Data processing	2,934	2,761	8,775	8,233
Professional fees	1,263	1,794	4,123	5,255
Supplies and communications	741	698	2,231	2,337
Advertising and promotion	953	594	1,685	1,783
Other operating expenses	2,779	2,233	7,852	7,245
Total noninterest expense	32,502	29,924	92,818	88,131
Income before tax	37,221	22,783	92,389	39,815
Income tax expense	10,656	6,439	27,042	11,945
Net income	$26,565	$16,344	$65,346	$27,870
Basic earnings per share	$0.87	$0.53	$2.13	$0.91
Diluted earnings per share	$0.86	$0.53	$2.13	$0.91
Weighted-average shares outstanding:
Basic	30,474,391	30,464,263	30,222,978	30,276,462
Diluted	30,552,196	30,464,263	30,298,553	30,276,462

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$26,565	$16,344	$65,346	$27,870
Other comprehensive income (loss), net of tax:
Unrealized gain on securities:
Unrealized holding (loss) gain arising during period	(3,568)	1,947	(11,877)	13,378
Less: reclassification adjustment for net gain included in net income	—	—	(99)	(15,712)
Income tax benefit (expense) related to items of other comprehensive income	1,070	(561)	3,543	673
Other comprehensive income (loss), net of tax	(2,498)	1,386	(8,433)	(1,661)
Comprehensive income	$24,067	$17,730	$56,913	$26,209

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended September 30, 2021 and September 30, 2020

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at July 1, 2020	33,495,913	(2,838,284)	30,657,629	$33	$577,211	$335	$88,859	$(119,002)	$547,436
Restricted stock awards, net of forfeitures	65,070	—	65,070	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	516	—	—	—	516
Restricted stock surrendered due to employee tax liability	—	(3,108)	(3,108)	—	—	—	—	(27)	(27)
Cash dividends declared (common stock, $0.08/share)	—	—	—	—	—	—	(2,452)	—	(2,452)
Net income	—	—	—	—	—	—	16,344	—	16,344
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	—	1,386	—	—	1,386
Balance at September 30, 2020	33,560,983	(2,841,392)	30,719,591	$33	$577,727	$1,721	$102,751	$(119,029)	$563,203

Balance at July 1, 2021	33,617,311	(2,919,659)	30,697,652	$33	$579,595	$(2,859)	$146,651	$(120,443)	$602,977
Restricted stock awards, net of forfeitures	(185)	—	(185)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	664	—	—	—	664
Restricted stock surrendered due to employee tax liability	—	(5,946)	(5,946)	—	—	—	—	(80)	(80)
Repurchase of common stock	—	(249,920)	(249,920)	—	—	—	—	(4,891)	(4,891)
Cash dividends declared (common stock, $0.12/share)	—	—	—	—	—	—	(3,682)	—	(3,682)
Net income	—	—	—	—	—	—	26,565	—	26,565
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	—	(2,498)	—	—	(2,498)
Balance at September 30, 2021	33,617,126	(3,175,525)	30,441,601	$33	$580,259	$(5,357)	$169,534	$(125,414)	$619,055

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2021 and September 30, 2020

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at January 1, 2020	33,475,402	(2,675,778)	30,799,624	$33	$575,816	$3,382	$100,552	$(116,515)	$563,267
Adjustment related to adopting of new accounting standards
ASU 2016-13 (See Notes 1 and 3)	—	—	—	—	—	—	(12,167)	—	(12,167)
Adjusted balance at January 1, 2020	33,475,402	(2,675,778)	30,799,624	33	575,816	3,382	88,385	(116,515)	551,100
Restricted stock awards, net of forfeitures	85,581	—	85,581	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,911	—	—	—	1,911
Restricted stock surrendered due to employee tax liability	—	(30,214)	(30,214)	—	—	—	—	(317)	(317)
Repurchase of common stock	—	(135,400)	(135,400)	—	—	—	—	(2,196)	(2,196)
Cash dividends declared (common stock, $0.44/share)	—	—	—	—	—	—	(13,504)	—	(13,504)
Net income	—	—	—	—	—	—	27,870	—	27,870
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(1,661)	—	—	(1,661)
Balance at September 30, 2020	33,560,983	(2,841,392)	30,719,591	$33	$577,727	$1,721	$102,751	$(119,029)	$563,203

Balance at January 1, 2021	33,560,801	(2,842,966)	30,717,835	$33	$578,360	$3,076	$114,621	$(119,046)	$577,044
Restricted stock awards, net of forfeitures	56,325	—	56,325	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,899	—	—	—	1,899
Restricted stock surrendered due to employee tax liability	—	(27,639)	(27,639)	—	—	—	—	(531)	(531)
Repurchase of common stock	—	(304,920)	(304,920)	—	—	—	—	(5,837)	(5,837)
Cash dividends declared (common stock, $0.34/share)	—	—	—	—	—	—	(10,433)	—	(10,433)
Net income	—	—	—	—	—	—	65,346	—	65,346
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(8,433)	—	—	(8,433)
Balance at September 30, 2021	33,617,126	(3,175,525)	30,441,601	$33	$580,259	$(5,357)	$169,534	$(125,414)	$619,055

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$65,346	$27,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,186	8,008
Share-based compensation expense	1,899	1,911
Credit loss (recovery) expense	(8,452)	40,371
Gain on sales of securities	(99)	(15,712)
Gain on sales of SBA loans	(13,475)	(3,478)
Origination of SBA loans held for sale	(233,642)	(54,295)
Proceeds from sales of SBA loans	233,711	50,950
Change in bank-owned life insurance	(759)	(841)
Change in prepaid expenses and other assets	5,531	(32,631)
Change in income tax assets	3,407	(1,262)
Change in accrued expenses and other liabilities	(188)	19,384
Net cash provided by (used in) operating activities	65,465	40,275
Cash flows from investing activities:
Purchases of securities available for sale	(402,259)	(747,858)
Proceeds from matured, called and repayment of securities	223,129	174,021
Proceeds from sales of securities available for sale	8,035	495,566
Purchases of loans receivable	(1,500)	(9,437)
Purchases of premises and equipment	(2,450)	(4,860)
Proceeds from disposition of premises and equipment	45	173
Proceeds from sales of other real estate owned ("OREO")	1,479	431
Change in loans receivable, excluding purchases	20,415	(249,547)
Net cash provided by (used in) investing activities	(153,106)	(341,511)
Cash flows from financing activities:
Change in deposits	454,528	495,330
Change in overnight borrowings	—	(15,000)
Proceeds from borrowings	(12,500)	75,000
Issuance of subordinated debentures	107,956	—
Purchase of subordinated debentures	(13,043)	—
Cash paid for surrender of vested shares due to employee tax liability	(531)	(317)
Repurchase of common stock	(5,837)	(2,196)
Cash dividends paid	(10,433)	(13,504)
Net cash provided by (used in) financing activities	520,140	539,313
Net increase (decrease) in cash and due from banks	432,498	238,077
Cash and due from banks at beginning of year	391,849	121,678
Cash and due from banks at end of period	$824,347	$359,755
Supplemental disclosures of cash flow information:
Interest paid	$19,839	$41,273
Income taxes paid	$22,265	$13,546
Non-cash activities:
Transfer of loans receivable to other real estate owned	$—	$1,052
Income tax benefit (expense) related to items of other comprehensive income	$3,543	$673
Change in right-of-use asset obtained in exchange for lease liability	$2,905	$21,815

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

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim periods ended September 30, 2021, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”).

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

The COVID-19 pandemic resulted in restrictions on travel and business activities which have yet to return to pre-pandemic levels. As a result, the operations and business results of the Company could be materially adversely affected. The extent to which the COVID-19 crisis may impact business activity or financial results will depend on future developments, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others, which are highly uncertain and cannot be predicted. This uncertainty may impact the accuracy of our significant estimates, which includes the allowance for credit losses, the allowance for credit losses related to off-balance sheet items, and the valuation of intangible assets including deferred tax assets, goodwill, and servicing assets.

Descriptions of our significant accounting policies are included in Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the 2020 Annual Report on Form 10-K.

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
September 30, 2021
U.S. Treasury securities	$4,948	$—	$(3)	$4,945
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	641,256	138	(5,332)	636,062
Collateralized mortgage obligations	100,244	190	(551)	99,883
Debt securities	99,015	4	(583)	98,436
Total U.S. government agency and sponsored agency obligations	840,515	332	(6,466)	834,381
Municipal bonds-tax exempt	69,186	—	(1,516)	67,670
Total securities available for sale	$914,649	$332	$(7,985)	$906,996

December 31, 2020
U.S. Treasury securities	$9,997	$135	$—	$10,132
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	515,169	4,260	(188)	519,241
Collateralized mortgage obligations	133,632	186	(217)	133,601
Debt securities	90,660	148	(1)	90,807
Total U.S. government agency and sponsored agency obligations	739,461	4,594	(406)	743,649
Total securities available for sale	$749,458	$4,729	$(406)	$753,781

The amortized cost and estimated fair value of securities as of September 30, 2021 and December 31, 2020, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	September 30, 2021		December 31, 2020
	Available for Sale		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Within one year	$2,019	$2,029	$13,305	$13,435
Over one year through five years	94,431	94,039	139,876	140,100
Over five years through ten years	54,014	53,971	25,764	25,768
Over ten years	764,185	756,957	570,513	574,478
Total	$914,649	$906,996	$749,458	$753,781

The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(in thousands, except number of securities)
September 30, 2021
U.S. Treasury securities	$(3)	$4,945	$1	$—	$—	$—	$(3)	$4,945	$1
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	$(4,954)	$546,307	97	$(378)	$14,699	2	$(5,332)	$561,006	99
Collateralized mortgage obligations	(461)	47,720	12	(90)	5,277	1	(551)	52,997	13
Debt securities	(583)	93,432	17	—	—	—	(583)	93,432	17
Total U.S. government agency and sponsored agency obligations	(5,998)	687,459	126	(468)	19,976	3	(6,466)	707,435	129
Municipal bonds-tax exempt	(1,516)	67,670	17	—	—	—	(1,516)	67,670	17
Total	$(7,517)	$760,074	144	$(468)	$19,976	3	$(7,985)	$780,050	147

December 31, 2020
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	$(188)	$76,023	10	$—	$—	—	$(188)	$76,023	10
Collateralized mortgage obligations	(217)	97,659	21	—	—	—	(217)	97,659	21
Debt securities	(1)	4,999	1	—	—	—	(1)	4,999	1
Total U.S. government agency and sponsored agency obligations	(406)	178,681	32	—	—	—	(406)	178,681	32
Total	$(406)	$178,681	32	$—	$—	—	$(406)	$178,681	32

The Company evaluates its available-for-sale securities portfolio for impairment on a quarterly basis. This assessment takes into account the changes in the credit quality of these debt securities since acquisition and the likelihood of a credit loss occurring over the life of the securities. In the event that a credit loss is expected to occur in the future, an allowance is established and a corresponding credit loss is recognized. Based on this analysis, as of September 30, 2021, the Company determined that no credit losses are expected to be realized on the tax-exempt municipal bond portfolio. The remainder of the portfolio consists of U.S. Treasury obligations, U.S. government agency securities, and U.S. government sponsored agency securities, all of which have the backing of the U.S. government, and are therefore not expected to incur credit losses.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Gross realized gains on sales of securities	$—	$—	$99	$15,712
Gross realized losses on sales of securities	—	—	—	—
Net realized gains on sales of securities	$—	$—	$99	$15,712
Proceeds from sales of securities	$—	$—	$8,035	$495,566

There were no sales of securities during the three months ended September 30, 2021 and 2020.

During the nine months ended September 30, 2021, there were $99,000 in gains resulting from the sale of $8.0 million of securities previously recorded with $142,000 unrealized gains in accumulated other comprehensive income. During the nine months ended September 30, 2020, there were $15.7 million in net gains in earnings resulting from the sale of $495.6 million of securities previously recorded with $15.3 million unrealized gains in accumulated other comprehensive income.

Securities available for sale with market values of $26.1 million and $27.3 million as of September 30, 2021 and December 31, 2020, respectively, were pledged to secure borrowings from the Federal Reserve Bank (“FRB”) Discount Window.

At September 30, 2021, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies in an amount greater than 10 percent of shareholders’ equity.

Note 3 — Loans

Loans Receivable

Loans consisted of the following as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in thousands)
Real estate loans:
Commercial property
Retail	$942,996	$824,606
Hospitality	725,864	859,953
Other (1)	1,783,477	1,610,377
Total commercial property loans	3,452,337	3,294,936
Construction	76,168	58,882
Residential/consumer loans	354,861	345,831
Total real estate loans	3,883,366	3,699,649
Commercial and industrial loans	516,357	757,255
Leases receivable	459,142	423,264
Loans receivable	4,858,865	4,880,168
Allowance for credit losses	(76,613)	(90,426)
Loans receivable, net	$4,782,252	$4,789,742

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

At September 30, 2021 and December 31, 2020, PPP loans totaling $21.9 million and $295.7 million, respectively, were included in the table above. In addition, at September 30, 2021 and December 31, 2020, there were $12.0 million and $155.6 million, respectively, of loans modified under Section 4013 of the CARES Act.

Accrued interest on loans was $10.2 million and $15.2 million at September 30, 2021 and December 31, 2020, respectively. Accrued interest at September 30, 2021 and December 31, 2020 included unpaid deferred interest receivable for loans currently or previously modified under the CARES Act of $3.6 million and $7.5 million, net of a $311,000 and $1.7 million valuation allowance, respectively.

At September 30, 2021 and December 31, 2020, loans of $2.17 billion were pledged to secure advances from the FHLB.

Loans Held for Sale

The following is the activity for loans held for sale for the three months ended September 30, 2021 and 2020:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
September 30, 2021
Balance at beginning of period	$13,092	$22,938	$36,030
Originations and transfers	28,537	15,228	43,765
Sales	(27,513)	(34,956)	(62,469)
Principal paydowns and amortization	(4)	559	555
Balance at end of period	$14,112	$3,769	$17,881

September 30, 2020
Balance at beginning of period	$12,661	$5,281	$17,942
Originations	12,049	12,107	24,156
Sales	(20,621)	(8,639)	(29,260)
Principal paydowns and amortization	—	(5)	(5)
Balance at end of period	$4,089	$8,745	$12,834

Loans held for sale was comprised of $17.9 million and $8.6 million of the guaranteed portion of SBA 7(a) loans at September 30, 2021 and December 31, 2020, respectively. During the three months ended September 30, 2021, the Company recognized $339,000 of gains on the sale of $14.6 million of second draw PPP loans. For the nine months ended September 30, 2021, the Company recognized $3.0 million of gains on the sale of $132.7 million second draw PPP loans.

The following is the activity for loans held for sale for the nine months ended September 30, 2021 and 2020:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
September 30, 2021
Balance at beginning of period	$8,042	$526	$8,568
Originations and transfers	71,005	162,637	233,642
Sales	(64,930)	(160,293)	(225,223)
Principal payoffs and amortization	(5)	899	894
Balance at end of period	$14,112	$3,769	$17,881

September 30, 2020
Balance at beginning of period	$2,943	$3,077	$6,020
Originations	31,204	23,091	54,295
Sales	(30,053)	(17,419)	(47,472)
Principal payoffs and amortization	(5)	(5)	(10)
Balance at end of period	$4,089	$8,745	$12,834

Allowance for Credit Losses

The following table details the information on the allowance for credit losses by portfolio segment as of and for the three months ended September 30, 2021 and 2020:

	Real Estate	Commercial and Industrial	Leases Receivable	Total
	(in thousands)
September 30, 2021
Balance at beginning of period	$63,029	$8,059	$12,284	$83,372
Less loans charged off	—	186	791	977
Recoveries on loans receivable previously charged off	(1,162)	(330)	(350)	(1,842)
Provision (recovery) for credit losses	(8,128)	507	(3)	(7,624)
Ending balance	$56,063	$8,710	$11,840	$76,613
Individually evaluated	$8	$13	$2,173	$2,194
Collectively evaluated	$56,055	$8,697	$9,667	$74,419

Loans receivable	$3,883,366	$516,357	$459,142	$4,858,865
Individually evaluated	$13,988	$313	$6,923	$21,224
Collectively evaluated	$3,869,378	$516,044	$452,219	$4,837,641

September 30, 2020
Balance at beginning of period	$56,418	$13,388	$16,524	$86,330
Less loans charged off	687	383	1,081	2,151
Recoveries on loans receivable previously charged off	(1,497)	(35)	(213)	(1,745)
Provision (recovery) for credit losses	(6,744)	7,809	(368)	697
Ending balance	$50,484	$20,849	$15,287	$86,620
Individually evaluated	$35	$1,623	$2,087	$3,745
Collectively evaluated	$50,449	$19,226	$13,200	$82,875

Loans receivable	$3,635,330	$765,484	$433,323	$4,834,137
Individually evaluated	$48,220	$13,293	$7,338	$68,851
Collectively evaluated	$3,587,110	$752,191	$425,985	$4,765,286

The following table details the information on the allowance for credit losses by portfolio segment as of and for the nine months ended September 30, 2021 and 2020:

	Real Estate	Commercial and Industrial	Leases Receivable	Total
	(in thousands)
September 30, 2021
Balance at beginning of period	$51,876	$21,410	$17,140	90,426
Less loans charged off	1,491	550	3,893	5,934
Recoveries on loans receivable previously charged off	(1,597)	(602)	(694)	(2,893)
Provision (recovery) for credit losses	4,081	(12,752)	(2,101)	(10,772)
Ending balance	$56,063	$8,710	$11,840	$76,613
Individually evaluated	$8	$13	$2,173	$2,194
Collectively evaluated	$56,055	$8,697	$9,667	$74,419

Loans receivable	$3,883,366	$516,357	$459,142	$4,858,865
Individually evaluated	$13,988	$313	$6,923	$21,224
Collectively evaluated	$3,869,378	$516,044	$452,219	$4,837,641

September 30, 2020
Balance at beginning of period	$36,435	$16,206	$8,767	$61,408
Adjustment related to adoption of ASU 2016-13	14,027	(2,497)	5,902	17,432
Adjusted balance as of January 1, 2020	50,462	13,709	14,669	78,840
Less loans charged off	14,920	12,972	3,306	31,198
Recoveries on loans receivable previously charged off	(1,653)	(179)	(401)	(2,233)
Provision for credit losses	13,289	19,932	3,523	36,744
Ending balance	$50,484	$20,849	$15,287	$86,620
Individually evaluated	$35	$1,623	$2,087	$3,745
Collectively evaluated	$50,449	$19,226	$13,200	$82,875

Loans receivable	$3,635,330	$765,484	$433,323	$4,834,137
Individually evaluated	$48,220	$13,293	$7,338	$68,851
Collectively evaluated	$3,587,110	$752,191	$425,985	$4,765,286

The table below illustrates the allowance for credit losses by loan portfolio segment and each loan portfolio segment as a percentage of total loans.

	September 30, 2021			December 31, 2020
	Allowance Amount	Total Loans	Percentage of Total Loans	Allowance Amount	Total Loans	Percentage of Total Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$5,294	$942,996	19.4%	$4,855	$824,606	16.9%
Hospitality	29,600	725,864	14.9%	28,801	859,953	17.6%
Other	12,842	1,783,477	36.7%	13,991	1,610,377	33.0%
Total commercial property loans	47,736	3,452,337	71.0%	47,647	3,294,936	67.5%
Construction	7,565	76,168	1.6%	2,876	58,882	1.2%
Residential/consumer loans	762	354,861	7.3%	1,353	345,831	7.1%
Total real estate loans	56,063	3,883,366	79.9%	51,876	3,699,649	75.8%
Commercial and industrial loans	8,710	516,357	10.6%	21,410	757,255	15.5%
Leases receivable	11,840	459,142	9.5%	17,140	423,264	8.7%
Total	$76,613	$4,858,865	100.0%	$90,426	$4,880,168	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2021 and December 31, 2020, for which repayment is expected to be obtained through the sale of the underlying collateral.

	September 30, 2021	December 31, 2020
	Amortized Cost	Amortized Cost
	(in thousands)
Real estate loans:
Commercial property
Retail	$2,628	$6,330
Hospitality	—	20,612
Other (1)	128	8,410
Total commercial property loans	2,756	35,352
Construction	7,046	24,854
Residential/consumer loans	2,523	2,867
Total real estate loans	12,325	63,073
Commercial and industrial loans	—	41
Total	$12,325	$63,114

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
	(in thousands)
September 30, 2021
Real estate loans:
Commercial property
Risk Rating
Pass / Pass-Watch	$827,018	$722,970	$485,633	$434,177	$298,246	$495,077	$48,666	$3,311,787
Special Mention	—	18,937	16,444	—	2,713	56,380	1,864	96,338
Classified	—	—	5,477	22,586	3,672	12,477	—	44,212
Total commercial property	827,018	741,907	507,554	456,763	304,631	563,934	50,530	3,452,337

Construction
Risk Rating
Pass / Pass Watch	38,304	13,450	—	—	—	—	—	51,754
Special Mention	—	—	—	—	—	17,368	—	17,368
Classified	—	—	—	—	—	7,046	—	7,046
Total construction	38,304	13,450	—	—	—	24,414	—	76,168

Residential/consumer loans
Risk Rating
Pass / Pass-Watch	116,334	19,299	250	23,202	93,590	89,701	6,795	349,171
Special Mention	—	—	—	930	391	2,237	—	3,558
Classified	—	—	—	—	1,819	313	—	2,132
Total residential/consumer loans	116,334	19,299	250	24,132	95,800	92,251	6,795	354,861

Total real estate loans
Risk Rating
Pass / Pass-Watch	981,656	755,719	485,883	457,379	391,836	584,778	55,461	3,712,712
Special Mention	—	18,937	16,444	930	3,104	75,985	1,864	117,264
Classified	—	—	5,477	22,586	5,491	19,836	—	53,390
Total real estate loans	981,656	774,656	507,804	480,895	400,431	680,599	57,325	3,883,366

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	191,318	72,473	34,474	13,864	11,899	7,196	149,708	480,932
Special Mention	—	4,448	4,602	4,017	70	13	151	13,301
Classified	—	—	13,825	221	32	6,004	2,042	22,124
Total commercial and industrial loans	191,318	76,921	52,901	18,102	12,001	13,213	151,901	516,357

Leases receivable:
Risk Rating
Pass / Pass-Watch	171,682	88,342	116,991	57,878	14,673	2,653	—	452,219
Special Mention	—	—	—	—	—	—	—	—
Classified	148	474	4,174	1,418	410	299	—	6,923
Total leases receivable	171,830	88,816	121,165	59,296	15,083	2,952	—	459,142

Total loans receivable:
Risk Rating
Pass / Pass-Watch	1,344,656	916,534	637,348	529,121	418,408	594,627	205,169	4,645,863
Special Mention	—	23,385	21,046	4,947	3,174	75,998	2,015	130,565
Classified	148	474	23,476	24,225	5,933	26,139	2,042	82,437
Total loans receivable	$1,344,804	$940,393	$681,870	$558,293	$427,515	$696,764	$209,226	$4,858,865

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total

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
	(in thousands)
September 30, 2021
Real estate loans:
Commercial property
Payment performance
Performing	$827,018	$741,907	$507,554	$456,743	$303,236	$560,930	$50,530	$3,447,918
Nonperforming	—	—	—	20	1,395	3,004	—	4,419
Total commercial property	827,018	741,907	507,554	456,763	304,631	563,934	50,530	3,452,337

Construction
Payment performance
Performing	38,304	13,450	—	—	—	17,368	—	69,122
Nonperforming	—	—	—	—	—	7,046	—	7,046
Total construction	38,304	13,450	—	—	—	24,414	—	76,168

Residential/consumer loans
Payment performance
Performing	116,334	19,299	250	24,132	93,590	91,938	6,795	352,338
Nonperforming	—	—	—	—	2,210	313	—	2,523
Total residential/consumer loans	116,334	19,299	250	24,132	95,800	92,251	6,795	354,861

Total real estate loans
Payment performance
Performing	981,656	774,656	507,804	480,875	396,826	670,236	57,325	3,869,378
Nonperforming	—	—	—	20	3,605	10,363	—	13,988
Total real estate loans	981,656	774,656	507,804	480,895	400,431	680,599	57,325	3,883,366

Commercial and industrial loans:
Payment performance
Performing	191,318	76,921	52,862	18,102	11,995	12,945	151,901	516,044
Nonperforming	—	—	39	—	6	268	—	313
Total commercial and industrial loans	191,318	76,921	52,901	18,102	12,001	13,213	151,901	516,357

Leases receivable:
Payment performance
Performing	171,668	88,342	116,991	57,878	14,673	2,653	—	452,205
Nonperforming	162	474	4,174	1,418	410	299	—	6,937
Total leases receivable	171,830	88,816	121,165	59,296	15,083	2,952	—	459,142

Total loans receivable:
Payment performance
Performing	1,344,642	939,919	677,657	556,855	423,494	685,834	209,226	4,837,627
Nonperforming	162	474	4,213	1,438	4,021	10,930	—	21,238
Total loans receivable	$1,344,804	$940,393	$681,870	$558,293	$427,515	$696,764	$209,226	$4,858,865

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total

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

At September 30, 2021, of the $12.0 million of loans modified in accordance with the provision of the CARES Act, $2.6 million were pass and pass-watch, $6.4 million were special mention, and $3.0 million were classified. At December 31, 2020, of the $155.6 million of loans modified in accordance with the provision of the CARES Act, $99.9 million were pass and pass-watch, $31.3 million were special mention, and $24.4 million were classified.

The following is an aging analysis of loans, disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Accruing 90 Days or More Past Due
	(in thousands)
September 30, 2021
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$942,996	$942,996	$—
Hospitality	—	—	—	—	725,864	725,864	—
Other	1,945	—	128	2,073	1,781,404	1,783,477	—
Total commercial property loans	1,945	—	128	2,073	3,450,264	3,452,337	—
Construction	—	—	—	—	76,168	76,168	—
Residential/consumer loans	1,641	—	1,404	3,045	351,816	354,861	—
Total real estate loans	3,586	—	1,532	5,118	3,878,248	3,883,366	—
Commercial and industrial loans	—	13	—	13	516,344	516,357	—
Leases receivable	2,891	1,532	1,636	6,059	453,083	459,142	13
Total loans receivable	$6,477	$1,545	$3,168	$11,190	$4,847,675	$4,858,865	$13

December 31, 2020
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$824,606	$824,606	$—
Hospitality	—	—	11,076	11,076	848,877	859,953	—
Other	—	—	731	731	1,609,646	1,610,377	—
Total commercial property loans	—	—	11,807	11,807	3,283,129	3,294,936	—
Construction	—	12,807	—	12,807	46,075	58,882	—
Residential/consumer loans	4,693	461	564	5,718	340,113	345,831	—
Total real estate loans	4,693	13,268	12,371	30,332	3,669,317	3,699,649	—
Commercial and industrial loans	282	27	12,487	12,796	744,459	757,255	—
Leases receivable	4,051	1,786	4,675	10,512	412,752	423,264	—
Total loans receivable	$9,026	$15,081	$29,533	$53,640	$4,826,528	$4,880,168	$—

At September 30, 2021 and December 31, 2020, currently modified loans under the CARES Act were $12.0 million and $155.6 million, respectively. Of the currently modified loans, $306,000 were 30-59 days past due, no loans were 60-89 days past due, and $94,000 were 90 days or more past due at September 30, 2021, and all loans were current at December 31, 2020. For loans previously modified under the CARES Act, $4.4 million were 30-59 days past due, $900,000 were 60-89 days past due, and $2.2 million were 90 days or more past due at September 30, 2021 and $4.9 million were 30-59 days past due, $1.7 million were 60-89 days past due, and $13.9 million were 90 days or more past due at December 31, 2020.

Individually Evaluated Loans

The Company reviews all loans on an individual basis when they do not share similar risk characteristics with loan pools.

The following is a summary of interest foregone on nonaccrual loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Interest income that would have been recognized had individually evaluated loans performed in accordance with their original terms	$627	$1,482	$2,830	$4,092
Less: Interest income recognized on individually evaluated loans	(106)	(204)	(362)	(1,319)
Interest foregone on individually evaluated loans	$521	$1,278	$2,468	$2,773

There were no commitments to lend additional funds to borrowers whose loans are included above.

Nonaccrual Loans and Nonperforming Assets

The following table represents the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$2,628	$—	$—	$2,628
Hospitality	—	—	—	—
Other	1,440	351	—	1,791
Total commercial property loans	4,068	351	—	4,419
Construction	7,046	—	—	7,046
Residential/consumer loans	2,523	—	—	2,523
Total real estate loans	13,637	351	—	13,988
Commercial and industrial loans	11	302	—	313
Leases receivable	785	6,139	13	6,937
Total	$14,433	$6,792	$13	$21,238

	December 31, 2020
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$6,331	$—	$—	$6,331
Hospitality	20,611	—	—	20,611
Other	2,236	909	—	3,145
Total commercial property loans	29,178	909	—	30,087
Construction	24,854	—	—	24,854
Residential/consumer loans	2,350	—	—	2,350
Total real estate loans	56,382	909	—	57,291
Commercial and industrial loans	58	14,450	—	14,508
Leases receivable	2,318	8,916	—	11,234
Total	$58,758	$24,275	$—	$83,033

The following table details nonperforming assets as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in thousands)
Nonaccrual loans	$21,225	$83,033
Loans receivable 90 days or more past due and still accruing	13	—
Total nonperforming loans receivable	21,238	83,033
Other real estate owned ("OREO")	675	2,360
Total nonperforming assets	$21,913	$85,393

OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020.

Troubled Debt Restructurings

As of September 30, 2021 and December 31, 2020, TDRs were $11.3 million and $25.0 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to a borrower for economic or legal reasons related to the borrower’s financial difficulties. In addition, the concession granted must result in a reduction in the borrower’s payment for a period of three months or more in order to be classified as a TDR.

The following table details TDRs as of September 30, 2021 and December 31, 2020:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
September 30, 2021
Real estate loans	$393	$2,756	$7,437	$—	$10,586	$559	$—	$—	$—	$559
Commercial and industrial loans	—	130	—	—	130	—	—	1	11	12
Total	$393	$2,886	$7,437	$—	$10,716	$559	$—	$1	$11	$571

December 31, 2020
Real estate loans	$1,095	$3,334	$12,492	$—	$16,921	$513	$—	$67	$7,290	$7,870
Commercial and industrial loans	—	144	—	—	144	—	—	4	56	60
Total	$1,095	$3,478	$12,492	$—	$17,065	$513	$—	$71	$7,346	$7,930

The following table presents the number of loans by class modified as TDRs that occurred during the periods indicated, with their pre- and post-modification recorded amounts.

	Three Months ended			Twelve Months ended
	September 30, 2021			December 31, 2020
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands except for number of loans)
Real estate loans	—	$—	$—	5	$4,479	$3,676
Commercial and industrial loans	—	—	—	—	—	—
Total	—	$—	$—	5	$4,479	$3,676

	Nine Months ended			Twelve Months ended
	September 30, 2021			December 31, 2020
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands except for number of loans)
Real estate loans	—	$—	$—	5	$4,479	$3,676
Commercial and industrial loans	—	—	—	—	—	—
Total	—	$—	$—	5	$4,479	$3,676

All TDRs are individually analyzed using one of three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. At September 30, 2021 and December 31, 2020, the allowance resulting from the individual evaluation of TDRs was inconsequential.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. No loans defaulted during the three and nine months ended September 30, 2021 following modification. During the year ended December 31, 2020, one loan for $398,000 defaulted within the twelve-month period following modification. The allowance for credit losses resulting from this defaulted loan was inconsequential.

Note 4 — Servicing Assets

The changes in servicing assets for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Servicing assets:
Balance at beginning of period	$6,199	$6,186
Addition related to sale of SBA loans	1,171	686
Amortization	(532)	(524)
Balance at end of period	$6,838	$6,348

The changes in servicing assets for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Servicing assets:
Balance at beginning of period	$6,212	$6,956
Addition related to sale of SBA loans	2,328	1,040
Amortization	(1,702)	(1,648)
Balance at end of period	$6,838	$6,348

At September 30, 2021 and December 31, 2020, we serviced loans sold to unaffiliated parties in the amounts of $459.8 million and $429.4 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.1 million for each of the three months ended September 30, 2021 and 2020, and $3.4 million for each of the nine months ended September 30, 2021 and 2020. Servicing fee income, net of the amortization of servicing assets, is included in other operating income in the consolidated statements of income. Amortization expense was $532,000 and $524,000 for the three months ended September 30, 2021 and 2020, respectively, and $1.7 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively.

The fair value of servicing rights was $8.1 million at September 30, 2021. The fair value at September 30, 2021 was determined using discount rates ranging from 8.6 percent to 10.5 percent and prepayment speeds ranging from 11.0 percent to 17.4 percent, depending on the stratification of the specific right. The fair value of servicing rights was $6.9 million at December 31, 2020. The fair value at December 31, 2020 was determined using discount rates ranging from 9.3 percent to 12.2 percent and prepayment speeds ranging from 11.8 percent to 19.1 percent, depending on the stratification of the specific right.

Note 5 — Income Taxes

The Company’s income tax expense was $10.7 million and $6.4 million representing an effective income tax rate of 28.6 percent and 28.3 percent for the three months ended September 30, 2021 and 2020, respectively. The Company’s income tax expense was $27.0 million and $11.9 million representing an effective income tax rate of 29.3 percent and 30.0 percent for the nine months ended September 30, 2021 and 2020, respectively.

Management concluded that as of September 30, 2021 and December 31, 2020, a valuation allowance of $4.4 million was appropriate against certain state net operating loss carry forwards and certain tax credits. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. The net deferred tax asset was $42.7 million and $41.4 million as of September 30, 2021 and December 31, 2020, respectively. The net current tax asset was $175,000 and $1.0 million as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, the Company was subject to examination by various taxing authorities for its federal tax returns for the years ending December 31, 2017 through 2019 and state tax returns for the years ending December 31, 2016 through 2019. During the quarter ended September 30, 2021, there was no material change to the Company’s uncertain tax positions. The Company does not expect its unrecognized tax positions to change significantly over the next twelve months.

The CARES Act includes provisions for tax payment relief, significant business incentives, and certain corrections to the 2017 Tax Cuts and Jobs Act, or the Tax Act. The tax relief measures for entities includes a five-year net operating loss carry back, increases in interest expense deduction limits, accelerates alternative minimum tax credit refunds, provides payroll tax relief, and provides a technical correction to allow accelerated deductions for qualified improvement property. ASC Topic 740, Income Taxes, requires the effect of changes in tax law be recognized in the period in which new legislation is enacted. The enactment of the CARES Act was not material to the Company’s income taxes for the three months ended September 30, 2021, and is not expected to have a material impact on its financial statements for the full year ending December 31, 2021.

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

Note 6 — Goodwill and other Intangibles

The third-party originators intangible of $483,000 and goodwill of $11.0 million were recorded as a result of the acquisition of a leasing portfolio in 2016. The core deposit intangible of $2.2 million was recognized for the core deposits acquired in a 2014 acquisition. The Company’s intangible assets were as follows for the periods indicated:

		September 30, 2021			December 31, 2020
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Core deposit intangible	10 years	$2,213	$(1,861)	$352	$2,213	$(1,746)	$467
Third-party originators intangible	7 years	483	(416)	67	483	(369)	114
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$13,727	$(2,277)	$11,450	$13,727	$(2,115)	$11,612

The Company performed an impairment analysis on its goodwill and other intangible assets as of December 31, 2020 and determined there was no impairment. No triggering event has occurred subsequent to December 31, 2020 that would require a reassessment of goodwill and other intangible assets.

Note 7 — Deposits

Time deposits of $250,000 or more at September 30, 2021 and December 31, 2020 were $226.2 million and $311.8 million, respectively. Time deposits at or exceeding the FDIC insurance limit of $250,000 as of September 30, 2021 and December 31, 2020 were $188.2 million and $265.6 million, respectively.

The scheduled maturities of time deposits are as follows for the periods indicated:

At September 30, 2021	Time Deposits of $250,000 or More	Other Time Deposits	Total
	(in thousands)
2021	$104,321	$159,946	$264,267
2022	120,119	559,416	679,535
2023	1,518	33,220	34,738
2024	—	47,006	47,006
2025 and thereafter	264	3,801	4,065
Total	$226,222	$803,389	$1,029,611

At December 31, 2020
2021	$296,455	$825,677	$1,122,132
2022	14,315	115,832	130,147
2023	804	22,881	23,685
2024	—	5,382	5,382
2025 and thereafter	264	2,089	2,353
Total	$311,838	$971,861	$1,283,699

Accrued interest payable on deposits was $1.2 million and $4.6 million at September 30, 2021 and December 31, 2020, respectively. Total deposits reclassified to loans due to overdrafts at September 30, 2021 and December 31, 2020 were $259,000 and $241,000, respectively.

Note 8 — Borrowings and Subordinated Debentures

At September 30, 2021, the Bank had no overnight advances and $137.5 million of term advances outstanding with the FHLB with a weighted average interest rate of 1.05 percent. At December 31, 2020, the Bank had no overnight advances and $150.0 million of term advances with the FHLB with a weighted average rate of 1.40 percent. The Bank had no outstanding borrowings with the Federal Reserve Bank (“FRB”) under the Paycheck Protection Program Lending Facility (“PPPLF”) as of September 30, 2021 or December 31, 2020. Interest expense on borrowings for the three months ended September 30, 2021 and 2020 was $409,000 and $582,000, respectively. Interest expense on borrowings for the nine months ended September 30, 2021 and 2020 was $1.3 million and $1.8 million, respectively.

	September 30, 2021		December 31, 2020
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Overnight advances	$—	0.00%	$—	0.00%
Advances due within 12 months	50,000	1.62%	50,000	1.61%
Advances due over 12 months through 24 months	50,000	0.97%	50,000	1.62%
Advances due over 24 months through 36 months	37,500	0.40%	50,000	0.97%
Outstanding advances	$137,500	1.05%	$150,000	1.40%

The following is financial data pertaining to FHLB advances:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Weighted-average interest rate at end of period	1.05%	1.40%
Weighted-average interest rate during the period	1.20%	1.42%
Average balance of FHLB advances	$147,897	$156,601
Maximum amount outstanding at any month-end	$150,000	$300,000

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $2.17 billion of loans pledged as collateral with the FHLB as of September 30, 2021 and December 31, 2020. Remaining available borrowing capacity was $1.37 billion, subject to the FHLB statutory lending limit of $1.61 billion and $1.44 billion at September 30, 2021 and December 31, 2020, respectively.

The Bank also had securities with market values of $26.1 million and $27.3 million at September 30, 2021 and December 31, 2020, respectively, pledged with the FRB, which provided $24.6 million and $26.3 million in available borrowing capacity through the Fed Discount Window as of September 30, 2021 and December 31, 2020, respectively.

The Company issued Fixed-to-Floating Subordinated Notes (“2017 Notes”) of $100.0 million on March 21, 2017, with a final maturity on March 30, 2027. The 2017 Notes have an initial fixed interest rate of 5.45 percent per annum, payable semiannually on March 30 and September 30 of each year. From and including March 30, 2022 and thereafter, the 2017 Notes bear interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.315 percent payable quarterly. If the then current three-month LIBOR is less than zero, three-month LIBOR will be deemed to be zero. Debt issuance cost was $2.3 million, which is being amortized through the Note’s maturity date. At September 30, 2021 and December 31, 2020, the balance of 2017 Notes included in the Company’s Consolidated Balance Sheet, net of debt issuance cost, was $86.1 million and $98.5 million, respectively. During the three and nine months ended September 30, 2021, the Company acquired $12.7 million of the 2017 Notes on the open market at a premium to par of $343,000 and accelerated the amortization of $174,000 in debt issuance costs, resulting in $517,000 in incremental interest expense.

On August 20, 2021, the Company issued additional Fixed-to-Floating Subordinated Notes (“2021 Notes”) of $110.0 million with a final maturity date of September 1, 2031. The 2021 Notes have an initial fixed interest rate of 3.75 percent per annum, payable semiannually in arrears on March 1 and September 1 of each year, up to but excluding September 1, 2026. From and including September 1, 2026 and thereafter, the 2021 Notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be the Three-Month Term SOFR) plus 310 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. If the then current three-month term SOFR rate is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance cost was $2.0 million, which is being amortized through the Note’s maturity date. At September 30, 2021, the balance of the 2021 Notes included in the Company’s Consolidated Balance Sheet, net of issuance cost, was $108.0 million.

The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005 which issued $26.0 million of Trust Preferred Securities (“TPS”) at a 6.26 percent fixed rate for the first five years and a variable rate at the three-month LIBOR plus 140 basis points thereafter. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At September 30, 2021 and December 31, 2020, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $6.1 million and $6.4 million, was $20.7 million and $20.4 million, respectively. The amortization of discount was $102,000 and $99,000 for the three months ended September 30, 2021 and 2020, respectively, and $300,000 and $291,000, for the nine months ended September 30, 2021 and 2020, respectively.

Note 9 — Earnings Per Share

Earnings per share (“EPS”) is calculated on both a basic and a diluted basis. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings, excluding common shares in treasury. For diluted EPS, the weighted-average number of common shares includes the impact of unvested restricted stock under the treasury method.

Unvested restricted stock containing rights to non-forfeitable dividends are considered participating securities prior to vesting and have been included in the earnings allocation in computing basic and diluted EPS under the two-class method.

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic EPS
Net income	$26,565	$16,344	$65,346	$27,870
Less: income allocated to unvested restricted stock	138	98	948	346
Income allocated to common shares	$26,427	$16,246	$64,398	$27,524
Weighted-average shares for basic EPS	30,474,391	30,464,263	30,222,978	30,276,462
Basic EPS (1)	$0.87	$0.53	$2.13	$0.91

Effect of dilutive stock options and unvested performance restricted stock	77,805	—	75,575	—

Diluted EPS
Income allocated to common shares	$26,427	$16,246	$64,398	$27,524
Weighted-average shares for diluted EPS	30,552,196	30,464,263	30,298,553	30,276,462
Diluted EPS (1)	$0.86	$0.53	$2.13	$0.91

(1)	Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

There were no anti-dilutive stock options outstanding for the three months ended September 30, 2021 or 2020, respectively.

During the nine months ended September 30, 2021, the Company issued an additional 42,626 performance stock units to executive officers from the 2013 Equity Compensation plan fair valued at $784,000 on the grant date of March 24, 2021. No such grants were issued during the three months ended September 30, 2021. These units have a three-year cliff vesting period and include dividend equivalent rights. Total performance stock units outstanding as of September 30, 2021 were 66,563 with an aggregate grant fair value of $1.0 million. As of September 30, 2020, there were no performance stock units outstanding.

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

At September 30, 2021, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5 percent became effective on January 1, 2019, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 7.17 percent and 6.86 percent and the Company's capital conservation buffer was 6.18 percent and 5.93 percent as of September 30, 2021 and December 31, 2020, respectively.

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

The capital ratios of Hanmi Financial and the Bank as of September 30, 2021 and December 31, 2020 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
September 30, 2021
Total capital (to risk-weighted assets):
Hanmi Financial	$890,412	17.18%	$414,662	8.00%	N/A	N/A
Hanmi Bank	$786,150	15.17%	$414,653	8.00%	$518,317	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$631,277	12.18%	$310,997	6.00%	N/A	N/A
Hanmi Bank	$721,131	13.91%	$310,990	6.00%	$414,653	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$610,548	11.78%	$233,248	4.50%	N/A	N/A
Hanmi Bank	$721,131	13.91%	$233,242	4.50%	$336,906	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$631,277	9.50%	$265,683	4.00%	N/A	N/A
Hanmi Bank	$721,131	10.86%	$265,650	4.00%	$332,063	5.00%

December 31, 2020
Total capital (to risk-weighted assets):
Hanmi Financial	$743,091	15.21%	$390,884	8.00%	N/A	N/A
Hanmi Bank	$726,532	14.86%	$391,114	8.00%	$488,893	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$583,076	11.93%	$293,163	6.00%	N/A	N/A
Hanmi Bank	$665,058	13.60%	$293,336	6.00%	$391,114	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$562,647	11.52%	$219,872	4.50%	N/A	N/A
Hanmi Bank	$665,058	13.60%	$220,002	4.50%	$317,780	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$583,076	9.49%	$245,882	4.00%	N/A	N/A
Hanmi Bank	$665,059	10.83%	$245,736	4.00%	$307,170	5.00%

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

Loans held for sale - Loans held for sale includes the guaranteed portion of SBA 7(a) loans and second draw PPP loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of the loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At September 30, 2021 and December 31, 2020, the entire balance of loans held for sale was recorded at its cost. We record loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Other repossessed assets – Fair value of equipment from leasing contracts is based primarily on a third party valuation service, less costs to sell and result in a Level 3 classification of the inputs for determining fair value. Valuations are required at the time the asset is repossessed and may be subsequently updated periodically due to the Company’s short-term possession of the asset prior to sale or as circumstances require and the fair value adjustments are made to the asset based on its value prior to sale.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2021 and December 31, 2020, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Total Fair Value
	(in thousands)
September 30, 2021
Assets:
Securities available for sale:
U.S. Treasury securities	$4,945	$—	$—	$4,945
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	636,062	—	636,062
Collateralized mortgage obligations	—	99,883	—	99,883
Debt securities	—	98,436	—	98,436
Total U.S. government agency and sponsored agency obligations	—	834,381	—	834,381
Municipal bonds-tax exempt	—	67,670	—	67,670
Total securities available for sale	$4,945	$902,051	$—	$906,996
Derivative financial instruments	$—	$800	$—	$800

Liabilities:
Derivative financial instruments	$—	$769	$—	$769

December 31, 2020
Assets:
Securities available for sale:
U.S. Treasury securities	$10,132	$—	$—	$10,132
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	519,241	—	519,241
Collateralized mortgage obligations	—	133,601	—	133,601
Debt securities	—	90,807	—	90,807
Total U.S. government agency and sponsored agency obligations	—	743,649	—	743,649
Total securities available for sale	$10,132	$743,649	$—	$753,781
Derivative financial instruments	$—	$1,088	$—	$1,088

Liabilities:
Derivative financial instruments	$—	$1,149	$—	$1,149

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of September 30, 2021 and December 31, 2020, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
			Significant
			Observable
		Quoted Prices in	Inputs With No
		Active Markets	Active Market	Significant
		for Identical	With Identical	Unobservable
	Total	Assets	Characteristics	Inputs
	(in thousands)
September 30, 2021
Assets:
Collateral dependent loans (1)	$12,325	$—	$—	$12,325
Other real estate owned	675	—	—	675
Repossessed personal property	180	—	—	180

December 31, 2020
Assets:
Collateral dependent loans (2)	$63,114	$—	$—	$63,114
Other real estate owned	2,360	—	—	2,360
Repossessed personal property	857	—	—	857

(1)	Consisted of real estate loans of $12.3 million.
(2)	Consisted of real estate loans of $63.1 million and commercial and industrial loans of $41,000.

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at September 30, 2021 and December 31, 2020:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
September 30, 2021
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$2,628	Market approach	Market data comparison	(28)% to 23% / (6)%
Other	128	Market approach	Market data comparison	(10)% to 5% / (3)%
Construction	7,046	Market approach	Market data comparison	(20)% to 10% / (10)%
Residential/consumer loans	2,523	Market approach	Market data comparison	(20)% to 8% / (15)%
Total real estate loans	12,325
Total	$12,325

Other real estate owned	$675	Market approach	Market data comparison	(20)% to (5)% / (12)%

Repossessed personal property	180	Market approach	Market data comparison	(3)

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

Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we have concluded that the carrying amounts approximate fair value, the fair value estimates shown below are based on an exit price notion as of September 30, 2021, as required by ASU 2016-01. The financial instruments for which we have concluded that the carrying amounts approximate fair value include, cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits. The fair values of off-balance sheet items are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.

The estimated fair values of financial instruments were as follows:

	September 30, 2021
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$824,347	$824,347	$—	$—
Securities available for sale	906,996	4,945	902,051	—
Loans held for sale	17,881	—	19,937	—
Loans receivable, net of allowance for credit losses	4,782,252	—	—	4,774,003
Accrued interest receivable	11,943	11,943	—	—
Financial liabilities:
Noninterest-bearing deposits	2,548,591	—	2,548,591	—
Interest-bearing deposits	3,180,945	—	—	3,180,790
Borrowings and subordinated debentures	352,344	—	137,991	211,880
Accrued interest payable	1,235	1,235	—	—

	December 31, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$391,849	$391,849	$—	$—
Securities available for sale	753,781	10,132	743,649	—
Loans held for sale	8,568	—	9,270	—
Loans receivable, net of allowance for credit losses	4,789,742	—	—	4,755,302
Accrued interest receivable	16,363	16,363	—	—
Financial liabilities:
Noninterest-bearing deposits	1,898,766	—	1,898,766	—
Interest-bearing deposits	3,376,242	—	—	3,380,179
Borrowings and subordinated debentures	268,972	—	151,714	118,809
Accrued interest payable	4,564	4,564	—	—

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

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	September 30,	December 31,
	2021	2020
	(in thousands)
Commitments to extend credit	$536,149	$453,900
Standby letters of credit	49,006	47,169
Commercial letters of credit	60,234	54,547
Total undisbursed loan commitments	$645,389	$555,616

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Balance at beginning of period	$3,643	$6,347	$2,792	$2,397
Adjustment related to adoption of ASU 2016-13	—	—	—	(335)
Adjusted balance	3,643	6,347	2,792	2,062
Provision expense (recovery) for credit losses	1,208	(658)	2,059	3,627
Balance at end of period	$4,851	$5,689	$4,851	$5,689

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

As of September 30, 2021, the outstanding balances for our right-of-use asset and lease liability were $48.2 million and $51.7 million, respectively. The outstanding balances of the right-of-use asset and lease liability were $52.2 million and $54.0 million, respectively, as of December 31, 2020.

In determining the discount rates, since most of our leases do not provide an implicit rate, we used our incremental borrowing rate provided by the FHLB of San Francisco based on the information available at the commencement date to calculate the present value of lease payments.

At September 30, 2021, future minimum rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2021	$7,986
2022	7,833
2023	7,201
2024	6,816
2025	5,706
Thereafter	21,413
Remaining lease commitments	56,955
Interest	(5,285)
Present value of lease liability	$51,670

Weighted average remaining lease terms for the Company's operating leases were 8.01 years and 8.75 years as of September 30, 2021 and December 31, 2020, respectively. Weighted average discount rates used for the Company's operating leases were 2.38 percent and 2.43 percent as of September 30, 2021 and December 31, 2020, respectively. Net lease expense recognized for the three months ended September 30, 2021 and 2020 was $2.3 million and $2.0 million, respectively. For the nine months ended September 30, 2021 and 2020, net lease expense recognized was $6.3 million and $6.1 million, respectively. This included operating lease costs of $2.0 million for each of the three months ended September 30, 2021 and 2020. For the nine months ended September 30, 2021 and 2020, operating lease costs were $6.1 million. Sublease income for operating leases was inconsequential for the three and nine months ended September 30, 2021 and 2020.

Cash paid and included in cash flows from operating activities for amounts used in the measurement of the lease liability of the Company's operating leases was $1.9 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and $6.0 million and $5.6 million for the nine months ended September 30, 2021 and 2020.

Note 14 — Liquidity

Hanmi Financial

As of September 30, 2021 and December 31, 2020, Hanmi Financial had $94.5 million and $17.3 million, respectively, in cash on deposit with its bank subsidiary. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of September 30, 2021 and December 31, 2020, the Bank had $137.5 million and $150.0 million, respectively, of FHLB advances and $144.5 million and $193.7 million, respectively, of brokered deposits.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30.0 percent of its assets. As of September 30, 2021, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $1.61 billion and $1.37 billion, respectively, compared to $1.73 billion and $1.44 billion, respectively, as of December 31, 2020.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $24.6 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $25.8 million, and had no borrowings as of September 30, 2021. The Bank also maintains a line of credit for repurchase agreements up to $100.0 million. The Bank also had three unsecured federal funds lines of credit totaling $115.0 million with no outstanding balances as of September 30, 2021.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their location on the Balance Sheet as of September 30, 2021 and December 31, 2020.

As of September 30, 2021	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$66,466	Other Assets	$800	$66,466	Other Liabilities	$769
Total derivatives not designated as hedging instruments			$800			$769

As of December 31, 2020	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$66,904	Other Assets	$1,088	$66,904	Other Liabilities	$1,149
Total derivatives not designated as hedging instruments			$1,088			$1,149

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement for the three and nine months ended September 30, 2021 and 2020.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
		(in thousands)
Interest rate products	Other income	$7	$(77)	$92	$21
Total		$7	$(77)	$92	$21

The Company did not recognize any fee income from its derivative financial instruments for the three and nine months ended September 30, 2021. Fee income recognized from the Company's derivative financial instruments for the three and nine months ended September 30, 2020 was $0 and $512,000.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The derivative assets are located within the prepaid and other assets line item on the Consolidated Balance Sheets and the derivative liabilities are located within the accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
As of September 30, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$800	$—	$800	$769	$31	$—

Offsetting of Derivative Liabilities
As of September 30, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$769	$—	$769	$769	$—	$—

Offsetting of Derivative Assets
As of December 31, 2020
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$1,088	$—	$1,088	$1,088	$—	$1,088

Offsetting of Derivative Liabilities
As of December 31, 2020
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount

Derivatives	$1,149	$—	$1,149	$—	$1,150	$(1)

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

As of September 30, 2021 and December 31, 2020, the fair value of derivatives in a net asset position for counterparty transactions, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $800,000 and $1.1 million, respectively. As of September 30, 2021, the Company had posted $700,000 of collateral from its counterparties related to these agreements and is adequately collateralized since its net asset position was $31,000 ($800,000 fair value of assets less $769,000 fair value of liabilities) as of September 30, 2021. As of December 31, 2020, the Company had posted $1.2 million of collateral related to these agreements and was essentially over-collateralized since its net liability position was $61,000 ($1.1 million fair value of assets less $1.1 million fair value of liabilities). If the Company had breached any of the provisions described above at September 30, 2021 or December 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $0 and $1.1 million, respectively.

Note 16 — Subsequent Events

As of the date of issuance of these financial statements, no subsequent events were identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three months ended September 30, 2021. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended September 30, 2021 (this “Report”).

Forward-Looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report other than statements of historical fact are “forward–looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, plans and objectives of management for future operations, developments regarding our capital and strategic plans and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statements. These factors include the following: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi Bank; the effect of our rating under the Community Reinvestment Act and our ability to address any issues raised in our regulatory exams; general economic and business conditions internationally, nationally and in those areas in which we operate; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital from private and government sources; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread; risks of natural disasters; a failure in or breach of our operational or security systems or infrastructure, including cyber-attacks; the failure to maintain current technologies; the inability to successfully implement future information technology enhancements; difficult business and economic conditions that can adversely affect our industry and business, including competition, fraudulent activity and negative publicity; risks associated with Small Business Administration loans; failure to attract or retain key employees; our ability to access cost-effective funding; fluctuations in real estate values; changes in accounting policies and practices; the imposition of tariffs or other domestic or international governmental policies impacting the value of the products of our borrowers; changes in governmental regulation, including, but not limited to, any increase in Federal Deposit Insurance Corporation insurance premiums; the ability of Hanmi Bank to make distributions to Hanmi Financial Corporation, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial tests; the ability to identify a suitable strategic partner or to consummate a strategic transaction; the adequacy of our allowance for credit losses; our credit quality and the effect of credit quality on our credit losses expense and allowance for credit losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; changes in securities markets; and risks as it relates to cyber security against our information technology infrastructure and those of our third party providers and vendors.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business and results of operation. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and whether the gradual reopening of businesses will result in a meaningful increase in economic activity. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: demand for our products and services may decline if the economy is unable to substantially reopen, and higher levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase collateral for loans, especially real estate, may decline in value, which could cause credit loss expense to increase; our allowance for credit losses may have to be increased if borrowers experience financial difficulties; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; a material decrease in net income or a net loss over several quarters could result in the elimination or a decrease in the rate of our quarterly cash dividend; our cyber security risks are increased as the result of an increase in the number of employees working remotely; Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs; a worsening of business and economic conditions or in the financial markets could result in an impairment of certain intangible assets such as goodwill or remaining assets; litigation, regulatory enforcement and reputation risk regarding our participation in the Paycheck Protection Program (“PPP”) and the risk that the Small Business Administration may not fund some or all PPP loan guaranties; and the unanticipated loss or unavailability of key employees due to the pandemic, which could harm our ability to operate our business or execute our business strategy, especially as we may not be successful in find and integrating suitable replacements. Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

For additional information concerning risks we face, see “Part II, Item 1A. Risk Factors” in this Report and “Item 1A. Risk Factors” in Part I of the 2020 Annual Report on Form 10-K. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

COVID-19

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments placed restrictions on gatherings and business activities. Various state governments and federal agencies have required lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed legislation that provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. As it relates to Bank customers and employees, the Company continues to follow COVID-19 mandates and restrictions issued by governmental authorities.

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

Executive Overview

Net income was $26.6 million, or $0.86 per diluted share, for the three months ended September 30, 2021 compared with $16.3 million, or $0.53 per diluted share, for the same period a year ago. The increase in net income for the 2021 third quarter reflects a net recovery of credit loss expense of $7.2 million for the three months ended September 30, 2021 compared with a net credit loss expense of $38,000 for the same period a year ago. In addition, a $5.4 million increase in non-interest income and a $4.4 million increase in net interest income favorably impacted results. These impacts were offset partially by a $2.6 million increase in noninterest expense.

For the nine months ended September 30, 2021, net income was $65.3 million, or $2.13 per diluted share, compared with $27.9 million, or $0.91 per diluted share, for the same period a year ago. The increase in net income for the nine months ended September 30, 2021 reflects a net recovery of credit loss expense for the nine months ended September 30, 2021 of $8.5 million compared with a net credit loss expense of $40.4 million for the same period a year ago, as well as higher net interest income of $11.5 million, and higher gains on sale of “Small Business Administration (“SBA”) loans of $10.0 million. These impacts were offset partially by a $15.7 million prior year gain on sales of securities and higher noninterest expense of $4.7 million.

Other financial highlights include the following:

•

Cash and due from banks increased $432.5 million to $824.3 million as of September 30, 2021 from $391.8 million at December 31, 2020, primarily from a higher volume of noninterest-bearing deposits, reflecting proceeds from PPP loans and other government assistance programs, an increase in our marketing efforts, as well as the issuance of $110.0 million in subordinated debentures.

•

Securities increased $153.2 million to $907.0 million at September 30, 2021 from $753.8 million at December 31, 2020, primarily from excess liquidity, which was invested mainly in tax-exempt municipal bonds.

•	Loans receivable, before the allowance for credit losses, were $4.86 billion at September 30, 2021 compared with $4.88 billion at December 31, 2020.
•	Deposits were $5.73 billion at September 30, 2021 compared with $5.28 billion at December 31, 2020. The increase reflects principally a $649.8 million increase in noninterest-bearing deposits.

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

	Three Months Ended
	September 30, 2021			September 30, 2020
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(in thousands)
Interest-earning assets:
Loans receivable (1)	$4,684,570	$52,961	4.49%	$4,734,511	$52,586	4.42%
Securities (2)	878,866	1,865	0.87%	696,285	1,972	1.13%
FHLB stock	16,385	245	5.93%	16,385	204	4.95%
Interest-bearing deposits in other banks	872,783	329	0.15%	340,486	84	0.10%
Total interest-earning assets	6,452,604	55,400	3.41%	5,787,667	54,846	3.77%

Noninterest-earning assets:
Cash and due from banks	64,454			64,814
Allowance for credit losses	(83,252)			(86,615)
Other assets	223,261			245,589
Total assets	$6,657,067			$6,011,455

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$115,233	$15	0.05%	$99,161	$17	0.07%
Money market and savings	2,033,876	1,207	0.24%	1,771,615	2,192	0.49%
Time deposits	1,061,359	1,244	0.46%	1,357,167	4,823	1.41%
Total interest-bearing deposits	3,210,468	2,466	0.30%	3,227,943	7,032	0.87%
Borrowings	143,750	409	1.13%	163,364	582	1.42%
Subordinated debentures	163,340	2,545	6.23%	118,733	1,627	5.48%
Total interest-bearing liabilities	3,517,558	5,420	0.61%	3,510,040	9,241	1.05%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	2,444,759			1,859,832
Other liabilities	79,348			87,811
Stockholders' equity	615,402			553,772
Total liabilities and stockholders' equity	$6,657,067			$6,011,455

Net interest income (taxable equivalent basis)		$49,980			$45,605

Cost of deposits (3)			0.17%			0.55%
Net interest spread (taxable equivalent basis) (4)			2.80%			2.72%
Net interest margin (taxable equivalent basis) (5)			3.07%			3.13%

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.
(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended
	September 30, 2021 vs September 30, 2020
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$(518)	$893	$375
Securities (2)	429	(536)	(107)
FHLB stock	—	41	41
Interest-bearing deposits in other banks	186	59	245
Total interest and dividend income	97	457	554

Interest expense:
Demand: interest-bearing	$3	$(5)	$(2)
Money market and savings	284	(1,269)	(985)
Time deposits	(875)	(2,704)	(3,579)
Borrowings	(64)	(109)	(173)
Subordinated debentures	673	245	918
Total interest expense	21	(3,842)	(3,821)
Change in net interest income	$76	$4,299	$4,375

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

For the three months ended September 30, 2021 and 2020, net interest income, on a taxable equivalent basis, was $50.0 million and $45.6 million, respectively. The net interest spread and net interest margin, on a taxable equivalent basis, for the quarter ended September 30, 2021 were 2.80 percent and 3.07 percent, respectively, compared with 2.72 percent and 3.13 percent, respectively, for the same period in 2020. Interest and dividend income, on a taxable equivalent basis, increased $554,000, or 1.0 percent, to $55.4 million for the three months ended September 30, 2021 from $54.8 million for the same period in 2020 as the higher balances of securities and interest-bearing deposits at other banks were offset by decreased loan balances and a lower yield earned on securities. Interest expense decreased $3.8 million, or 41.3 percent, to $5.4 million for the three months ended September 30, 2021 from $9.2 million for the same period in 2020 primarily due to a shift from time deposits into lower yielding deposit accounts and lower rates paid on all interest-bearing deposits, offset by the increased interest expense associated with the issuance of $110.0 million of subordinated debt in August 2021.

The average balance of interest earning assets increased $664.9 million, or 11.5 percent, to $6.45 billion for the three months ended September 30, 2021 from $5.79 billion for the three months ended September 30, 2020. The average balance of loans decreased $49.9 million, or 1.1 percent, to $4.68 billion for the three months ended September 30, 2021 from $4.73 billion for the three months ended September 30, 2020 due mainly to reductions in PPP loan balances driven by principal forgiveness. The average balance of securities increased $182.6 million, or 26.2 percent, to $878.9 million for the three months ended September 30, 2021 from $696.3 million for the three months ended September 30, 2020. Interest-bearing deposits at other banks increased $532.3 million to $872.8 million for the three months ended September 30, 2020, as increased marketing efforts and proceeds from government aid programs drove an increase in noninterest-bearing customer deposits.

The average yield on interest-earning assets, on a taxable equivalent basis, decreased 36 basis points to 3.41 percent for the three months ended September 30, 2021 from 3.77 percent for the three months ended September 30, 2020, mainly due to lower yields on securities and higher balances of lower yielding deposits at other banks. The average yield on loans increased to 4.49 percent for the three months ended September 30, 2021 from 4.42 percent for the three months ended September 30, 2020, reflecting the benefit from accelerated amortization of net deferred fees for forgiven PPP loans, which was offset partially by lower overall yields on non-PPP loan balances. The average yield on securities, on a taxable equivalent basis, decreased to 0.87 percent for the three months ended September 30, 2021 from 1.13 percent for the three months ended September 30, 2020 reflecting the low market interest rate environment.

The average balance of interest-bearing liabilities increased $7.5 million, or 0.2 percent, to $3.52 billion for the three months ended September 30, 2021 compared to $3.51 billion for the three months ended September 30, 2020. The average cost of interest-bearing liabilities decreased by 44 basis points to 0.61 percent for the three months ended September 30, 2021 from 1.05 percent for the three months ended September 30, 2020. The decrease was due to lower market interest rates and a shift away from time deposits to lower-rate money market and savings accounts, offset by the increased interest expense associated with the issuance of $110.0 million of subordinated debt in August 2021.

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

	Nine Months Ended September 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(in thousands)
Interest-earning assets:
Loans receivable (1)	$4,759,980	$156,361	4.39%	$4,644,647	$159,464	4.59%
Securities (2)	822,282	4,409	0.73%	636,860	8,852	1.85%
FHLB stock	16,385	693	5.66%	16,385	696	5.68%
Interest-bearing deposits in other banks	644,521	601	0.12%	277,698	495	0.24%
Total interest-earning assets	6,243,168	162,064	3.47%	5,575,590	169,507	4.06%

Noninterest-earning assets:
Cash and due from banks	60,923			77,263
Allowance for credit losses	(86,970)			(71,587)
Other assets	225,687			223,675
Total assets	$6,442,808			$5,804,941

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$110,200	$44	0.05%	$91,618	$56	0.08%
Money market and savings	2,011,242	3,984	0.26%	1,712,121	9,281	0.72%
Time deposits	1,144,942	5,391	0.63%	1,445,763	19,327	1.79%
Total interest-bearing deposits	3,266,384	9,419	0.39%	3,249,502	28,664	1.18%
Borrowings	147,924	1,332	1.20%	211,976	1,839	1.16%
Subordinated debentures	134,012	5,759	5.73%	118,587	4,984	5.60%
Total interest-bearing liabilities	3,548,320	16,510	0.62%	3,580,065	35,487	1.32%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	2,221,373			1,595,368
Other liabilities	75,720			75,487
Stockholders' equity	597,395			554,021
Total liabilities and stockholders' equity	$6,442,808			$5,804,941

Net interest income (taxable equivalent basis)		$145,554			$134,020

Cost of deposits (3)			0.23%			0.79%
Net interest spread (taxable equivalent basis) (4)			2.85%			2.74%
Net interest margin (taxable equivalent basis) (5)			3.12%			3.21%

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Nine Months Ended September 30,
	September 30, 2021 vs September 30, 2020
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$3,918	$(7,021)	$(3,103)
Securities (2)	2,022	(6,465)	(4,443)
FHLB stock	—	(3)	(3)
Interest-bearing deposits in other banks	438	(332)	106
Total interest and dividend income	6,378	(13,821)	(7,443)

Interest expense:
Demand: interest-bearing	$10	$(22)	$(12)
Money market and savings	1,393	(6,690)	(5,297)
Time deposits	(3,387)	(10,549)	(13,936)
Borrowings	(570)	63	(507)
Subordinated debentures	658	117	775
Total interest expense	(1,896)	(17,081)	(18,977)
Change in net interest income	$8,274	$3,260	$11,534

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

For the nine months ended September 30, 2021 and 2020, net interest income, on a taxable equivalent basis, was $145.6 million and $134.0 million, respectively. The net interest spread and net interest margin, on a taxable equivalent basis, for the nine months ended September 30, 2021 were 2.85 percent and 3.12 percent, respectively, compared with 2.74 percent and 3.21 percent, respectively, for the same period in 2020. Interest and dividend income, on a taxable equivalent basis, decreased $7.4 million, or 4.4 percent, to $162.1 million for the nine months ended September 30, 2021 from $169.5 million for the same period in 2020 as the impact of the lower rate environment was partially offset by higher loan, securities and interest-bearing deposits with other bank balances, offset by the increased interest expense associated with the issuance of $110.0 million of subordinated debt in August 2021. Interest expense decreased $19.0 million, or 53.5 percent, to $16.5 million for the nine months ended September 30, 2021 from $35.5 million for the same period in 2020 primarily due to a shift from time deposits of into lower yielding deposit accounts and lower rates paid on deposits.

The average balance of interest earning assets increased $667.6 million, or 12.0 percent, to $6.24 billion for the nine months ended September 30, 2021 from $5.58 billion for the nine months ended September 30, 2020. The average balance of loans increased $115.3 million, or 2.5 percent, to $4.76 billion for the nine months ended September 30, 2021 from $4.64 billion for the nine months ended September 30, 2020. The average balance of securities increased $185.4 million, or 29.1 percent, to $822.3 million for the nine months ended September 30, 2021 from $636.9 million for the nine months ended September 30, 2020. Interest-bearing deposits at other banks increased $366.8 million to $644.5 million as of September 30, 2021, as increased marketing efforts and proceeds from government aid programs drove an increase in non-interest bearing customer deposits.

The average yield on interest-earning assets, on a taxable equivalent basis, decreased 59 basis points to 3.47 percent for the nine months ended September 30, 2021 from 4.06 percent for the nine months ended September 30, 2020, mainly due to higher balances of lower yielding PPP loans and deposits at other banks, offset partially by the benefit from accelerated amortization of net deferred fees for forgiven PPP loans. The average yield on loans decreased to 4.39 percent for the nine months ended September 30, 2021 from 4.59 percent for the nine months ended September 30, 2020, primarily due to the low market interest rate environment. The average yield on securities, on a taxable equivalent basis, decreased to 0.73 percent for the nine months ended September 30, 2021 from 1.85 percent for the nine months ended September 30, 2020, attributable to the sale of most of the portfolio during the second quarter of 2020 and subsequently reinvesting into a portfolio of lower-yielding securities in the lower market interest rate environment.

The average balance of interest-bearing liabilities decreased $31.7 million, or 0.9 percent, to $3.55 billion for the nine months ended September 30, 2021 compared to $3.58 billion as of September 30, 2020, as the average cost of interest-bearing liabilities decreased by 70 basis points to 0.62 percent for the nine months ended September 30, 2021 from 1.32 percent for the nine months ended September 30, 2020. The decrease was due to lower market interest rates and a shift away from time deposits to low-interest money market and savings accounts.

Credit Loss Expense

For the third quarter of 2021, the Company recorded a $7.2 million recovery of credit loss expense, comprised of a $7.6 million negative provision for loan losses, a recovery of $450,000 from an SBA guarantee repair loss allowance, and a $369,000 reduction in the allowance for losses on accrued interest receivable for loans current or previously modified under the CARES Act, offset partially by a $1.2 provision for off-balance sheet items. For the same period in 2020, credit loss expense was $38,000, comprised of a loan loss provision of $697,000 and negative provision for off-balance sheet items of $658,000, reflecting unfavorable adjustments to assumptions about unemployment and economic activity and higher levels of unused commitments.

For the nine months ended September 30, 2021, the Company recorded a $8.5 million recovery of credit loss expense, comprised of a $10.8 million negative provision for loan losses and a $1.4 million reduction in the allowance for losses on accrued interest receivable for current or previously modified loans, offset partially by a $1.6 million provision for an SBA guarantee repair loss, and a $2.1 million provision for off-balance sheet items. For the same period in 2020, credit loss expense was $40.4 million, comprised of a loan loss provision of $36.7 million and provision for off-balance sheet items of $3.6 million, reflecting unfavorable adjustments to assumptions about unemployment and economic activity and higher levels of unused commitments.

See also “Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount
	(in thousands)
Service charges on deposit accounts	$3,437	$2,002	$1,435
Trade finance and other service charges and fees	1,188	972	216
Servicing income	768	704	64
Bank-owned life insurance income	251	289	(38)
All other operating income	978	806	172
Service charges, fees & other	6,622	4,773	1,849
Gain on sale of SBA loans	5,503	2,324	3,179
Gain on sale of PPP loans	339	—	339
Net gain on sales of securities	—	—	—
Gain on sale of bank premises	45	43	2
Legal settlement	—	—	—
Total noninterest income	$12,509	$7,140	$5,369

For the three months ended September 30, 2021, noninterest income was $12.5 million, an increase of $5.4 million, or 75.2 percent, compared with $7.1 million for the same period in 2020. The increase was primarily attributable to a $3.5 million increase in gains on sale of SBA and PPP loans and a $1.9 million increase in service charges and fees, which was driven by updates to the Company’s business deposit account fee schedules and enhanced operational practices that increased fee collections.

The following table sets forth the various components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount
	(in thousands)
Service charges on deposit accounts	$8,036	$6,434	$1,602
Trade finance and other service charges and fees	3,468	2,920	548
Servicing income	2,154	2,120	34
Bank-owned life insurance income	759	842	(83)
All other operating income	2,840	2,746	94
Service charges, fees & other	17,257	15,062	2,195
Gain on sale of SBA loans	10,478	3,478	7,000
Gain on sale of PPP loans	2,997	—	2,997
Net gain on sales of securities	99	15,712	(15,613)
Gain on sale of bank premises	45	43	2
Legal settlement	325	—	325
Total noninterest income	$31,201	$34,295	$(3,094)

For the nine months ended September 30, 2021, noninterest income was $31.2 million, a decrease of $3.1 million, or 9.0 percent, compared with $34.3 million for the same period in 2020. The decrease was primarily attributable to a prior year $15.7 million gain on sale of securities, offset partially by a $10.0 million increase in gain on sales of SBA and PPP loans and a $2.2 million increase in services charges, trade finance and other fees attributable mostly to updates to the Company’s business deposit account fee schedules and enhanced operational practices that increased fee collections.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount
	(in thousands)
Salaries and employee benefits	$18,795	$17,194	$1,601
Occupancy and equipment	5,037	4,650	387
Data processing	2,934	2,761	173
Professional fees	1,263	1,794	(531)
Supplies and communications	741	698	43
Advertising and promotion	953	594	359
All other operating expenses	2,906	2,349	557
Subtotal	32,629	30,040	2,589
Other real estate owned expense (income)	23	(116)	139
Repossessed personal property expense (income)	(150)	—	(150)
Total noninterest expense	$32,502	$29,924	$2,578

For the three months ended September 30, 2021, noninterest expense was $32.5 million, an increase of $2.6 million, or 8.6 percent, compared with $29.9 million for the same period in 2020. Salaries and benefits increased $1.6 million, as a $1.6 million increase in bonus and incentive expenses, a $600,000 increase in base salaries and wages, and a $150,000 increase in stock based compensation expense were offset partially by $800,000 in higher capitalized loan origination costs due to significantly higher loan production compared to the same period last year. A $359,000 increase in advertising and promotion expenses was primarily related to costs for the launch of a new marketing campaign, charitable donations and scholarships, and other promotional expenses, while a $387,000 increase in occupancy and equipment expenses was driven by purchases of office and technology equipment. A decrease in professional fees was offset by increases in all other operating expenses.

The following table sets forth the components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount
	(in thousands)
Salaries and employee benefits	$53,917	$49,645	$4,272
Occupancy and equipment	14,235	13,633	602
Data processing	8,775	8,233	542
Professional fees	4,123	5,255	(1,132)
Supplies and communications	2,231	2,337	(106)
Advertising and promotion	1,685	1,783	(98)
All other operating expenses	7,889	7,550	339
Subtotal	92,855	88,436	4,419
Other real estate owned expense (income)	197	(305)	502
Repossessed personal property expense (income)	(234)	—	(234)
Total noninterest expense	$92,818	$88,131	$4,687

For the nine months ended September 30, 2021, noninterest expense was $92.8 million, an increase of $4.7 million, or 5.3 percent, compared with $88.1 million for the same period in 2020. Salaries and benefits increased $4.3 million, primarily related to a $4.1 million increase in bonus and incentives offset by a $371,000 decrease in capitalized loan origination costs primarily driven by prior year higher originations of PPP loans, offset partially by a decrease of $185,000 in lower employer taxes and employee benefit expense.

Income Tax Expense

Income tax expense was $10.7 million and $6.4 million representing an effective income tax rate of 28.6 percent and 28.3 percent for the three months ended September 30, 2021 and 2020, respectively. The increase in the effective tax rate for the three months ended September 30, 2021, compared to the same period in 2020 was principally due to a decrease of incremental tax charges related to the Company’s share-based compensation recognized as income tax expense.

Income tax expense was $27.0 million and $11.9 million representing an effective income tax rate of 29.3 percent and 30.0 percent for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2021, compared to the same period in 2020 was principally due to a decrease of incremental tax charges related to the Company’s share-based compensation recognized as income tax expense.

Financial Condition

Securities

As of September 30, 2021, our securities portfolio consisted of U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and debt securities, tax-exempt municipal bonds and, to a lesser extent, U.S. Treasury securities. Most of these securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of September 30, 2021 or December 31, 2020.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their cost weighted average yield, which is calculated using amortized cost as the weight and tax-equivalent book yield, as of September 30, 2021:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands)
Securities available for sale:
U.S. Treasury securities	$—	0.00%	$4,948	0.97%	$—	0.00%	$—	0.00%	$4,948	0.97%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	631	1.80%	3,852	0.90%	1,507	1.05%	635,266	1.01%	641,256	1.01%
Collateralized mortgage obligations	77	2.13%	335	1.32%	2,091	1.82%	97,741	0.65%	100,244	0.68%
Debt securities	—	0.00%	82,986	0.68%	16,029	1.04%	—	0.00%	99,015	0.74%
Total U.S. government agency and sponsored agency obligations	708	1.84%	87,173	0.69%	19,627	1.12%	733,007	0.96%	840,515	0.94%
Municipal bonds-tax exempt	—	0.00%	—	0.00%	—	0.00%	69,186	1.31%	69,186	1.31%
Total securities available for sale	$708	1.84%	$92,121	0.70%	$19,627	1.12%	$802,193	1.00%	$914,649	0.97%

Loans Receivable

As of September 30, 2021 and December 31, 2020, loans receivable (excluding loans held for sale), net of deferred loan fees and costs, discounts and allowance for credit losses, were $4.78 billion and $4.79 billion, respectively. The slight decrease primarily reflects $961.9 million in loan sales and payoffs, including $273.1 million in PPP loan forgiveness, as well as amortization and other reductions of $363.7 million, offset partially by $1.31 billion in new loan production.

During the nine months ended September 30, 2021, total loan production consisted of $503.6 million in commercial real estate loans, $188.6 million in leases receivable, $255.9 million in commercial and industrial loans, $244.7 million in SBA loans and $120.8 million in residential/consumer loans.

The table below shows the maturity distribution of outstanding loans as of September 30, 2021. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$153,432	$552,695	$236,869	$—	$942,996
Hospitality	230,481	451,478	43,905	—	725,864
Other	221,336	1,078,106	375,551	108,484	1,783,477
Total commercial property loans	605,249	2,082,279	656,325	108,484	3,452,337
Construction	69,965	6,203	—	—	76,168
Residential/consumer loans	5,359	251	4,460	344,791	354,861
Total real estate loans	680,573	2,088,733	660,785	453,275	3,883,366
Commercial and industrial loans	305,050	128,556	82,751	—	516,357
Leases receivable	19,861	397,631	41,650	—	459,142
Loans receivable	$1,005,484	$2,614,920	$785,186	$453,275	$4,858,865
Loans with predetermined interest rates	$436,529	$1,829,006	$177,669	$88,929	$2,532,133
Loans with variable interest rates	568,955	785,914	607,517	364,346	2,326,732

Industry

As of September 30, 2021, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10.0 percent of loans receivable outstanding:

		Percentage of
	Balance as of	Loans Receivable
	September 30, 2021	Outstanding
	(in thousands)
Lessor of nonresidential buildings	$1,574,860	32.4%
Hospitality	787,561	16.2%

Loan Quality Indicators

Loans and leases 30 to 89 days past due and still accruing were 0.12 percent of loans and leases at September 30, 2021, compared with 0.19 percent at December 31, 2020.

At September 30, 2021, loans 90 days or more past due and still accruing were $13,000. No loans were 90 days or more past due and still accruing at December 31, 2020.

Special mention loans were $130.6 million at September 30, 2021 compared with $77.0 million at December 31, 2020. The change reflects additions of $117.9 million and reductions (comprising upgrades, downgrades and payments) of $64.3 million. At September 30, 2021 and December 31, 2020, special mention loans included $76.6 million and $49.1 million, respectively, of loans identified as adversely affected by the pandemic.

Classified loans were $82.4 million at September 30, 2021 compared with $140.2 million at December 31, 2020. The change reflects additions of $42.3 million and reductions (comprising upgrades, payments, sales, and charge-offs) of $100.1 million. At September 30, 2021 and December 31, 2020, classified loans included $40.4 million and $54.0 million, respectively, of loans identified as adversely affected by the COVID-19 pandemic.

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

Except for nonaccrual loans and loans modified under the CARES Act set forth below, management is not aware of any other loans as of September 30, 2021 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan or lease repayment terms, or any known events that would result in a loan or lease being designated as nonperforming at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrowers may adversely affect a borrower’s ability to pay.

Nonperforming loans were $21.2 million at September 30, 2021, or 0.44 percent of loans, compared with $83.0 million at December 31, 2020, or 1.70 percent of the portfolio. The change reflects additions of $4.8 million and reductions (comprising upgrades, payments, sales, and charge-offs) of $66.6 million. At September 30, 2021 and December 31, 2020, nonperforming loans included $5.4 million and $33.0 million, respectively, of loans adversely affected by the pandemic.

Nonperforming assets were $21.9 million at September 30, 2021, or 0.32 percent of total assets, compared with $85.4 million, or 1.38 percent, at December 31, 2020.

Loans modified under the CARES Act declined to $12.0 million at September 30, 2021 from $155.6 million at December 31, 2020. At September 30, 2021, all modified loans are making interest only or other reduced payments that are less than the contractually required amount. At December 31, 2020, 13.6 percent, or $21.1 million, were not making payments. Of the modified loan portfolio, at September 30, 2021, 53.3 percent were special mention and 25.0 percent were classified, compared with 20.1 percent and 15.7 percent at December 31, 2020, respectively. In addition, 11.7 percent and 4.6 percent were on nonaccrual status at September 30, 2021 and December 31, 2020, respectively.

Individually Evaluated Loans

The Company reviews loans on an individual basis when the loan does not share similar risk characteristics with loan pools.

Individually evaluated loans were $21.2 million and $91.0 million as of September 30, 2021 and December 31, 2020, respectively, representing a decrease of $69.8 million, or 76.7 percent. Specific allowances associated with individually evaluated loans decreased $11.8 million to $2.2 million as of September 30, 2021 compared with $14.0 million as of December 31, 2020.

For the three and nine months ended September 30, 2021, there were no loans restructured which were subsequently classified as TDRs. For the year ended December 31, 2020, we restructured monthly payments for five loans, with a net carrying value of $4.5 million at the time of modification, which we subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less.

As of September 30, 2021 and December 31, 2020, TDRs on an accrual status were $571,000 and $7.9 million, respectively, most of which were deferral of principal. The allowance for credit losses relating to these loans was inconsequential. As of September 30, 2021 and December 31, 2020, restructured loans on nonaccrual status were $10.7 million and $17.1 million, respectively, and the allowance for credit losses relating to these loans, respectively, was inconsequential.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

The Company’s estimate of the allowance for credit losses at September 30, 2021 and December 31, 2020 reflected losses expected over the remaining contractual life of the assets based on historical, current, and forward-looking information. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

Management selected three loss methodologies for the collective allowance estimation. At September 30, 2021, the Company used the discounted cash flow (“DCF”) method to estimate allowances for credit losses for the commercial and industrial loan portfolio, the Probability of Default/Loss Given Default (“PD/LGD”) method for the commercial property, construction and residential property portfolios, and the Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses for equipment financing agreements and the equipment lease receivables portfolio. Loans that do not share similar risk characteristics are individually evaluated for allowances.

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

As of September 30, 2021 and December 31, 2020, the Company relied on the economic projections from Moody’s Analytics Economic Scenarios and Forecasts to inform its loss driver forecasts over the four-quarter forecast period. For all loan pools, the Company utilizes and forecasts the national unemployment rate as the primary loss driver.

To adjust the historical and forecast periods to current conditions, the Company applies various qualitative factors derived from market, industry or business specific data, changes in the underlying portfolio composition, trends relating to credit quality, delinquency, nonperforming and adversely rated leases, and reasonable and supportable forecasts of economic conditions.

The allowance for credit losses was $76.6 million at September 30, 2021 compared with $90.4 million at December 31, 2020. The allowance attributed to individually evaluated loans was $2.2 million at September 30, 2021 compared with $14.0 million at December 31, 2020. The allowance attributed to collectively evaluated loans was $74.4 million at September 30, 2021 compared with $76.4 million at December 31, 2020, and considered the impact of changes in macroeconomic assumptions, including an improving unemployment rate for the subsequent four quarters. The Company recognizes the inherent uncertainties in the estimate of the allowance for credit losses and the effect the COVID-19 pandemic may have on borrowers.

The following table reflects our allocation of the allowance for credit losses by loan category as well as the loans receivable for each loan category to total loans, including related percentages:

	September 30, 2021			December 31, 2020
		Loans			Loans
	Allowance Amount	Total Loans	Percentage of Total Loans	Allowance Amount	Total Loans	Percentage of Total Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$5,294	$942,996	19.4%	$4,855	$824,606	16.9%
Hospitality	29,600	725,864	14.9%	28,801	859,953	17.6%
Other	12,842	1,783,477	36.7%	13,991	1,610,377	33.0%
Total commercial property loans	47,736	3,452,337	71.0%	47,647	3,294,936	67.5%
Construction	7,565	76,168	1.6%	2,876	58,882	1.2%
Residential/consumer loans	762	354,861	7.3%	1,353	345,831	7.1%
Total real estate loans	56,063	3,883,366	79.9%	51,876	3,699,649	75.8%
Commercial and industrial loans	8,710	516,357	10.6%	21,410	757,255	15.5%
Leases receivable	11,840	459,142	9.5%	17,140	423,264	8.7%
Total	$76,613	$4,858,865	100.0%	$90,426	$4,880,168	100.0%

The following table sets forth certain ratios related to our allowance for credit losses at the dates presented:

	As of
	September 30, 2021	December 31, 2020
	(in thousands)
Ratios:
Allowance for credit losses to loans receivable	1.58%	1.85%
Nonaccrual loans to loans	0.44%	1.70%
Allowance for credit losses to nonaccrual loans	360.96%	108.90%

Balance:
Nonaccrual loans at end of period	$21,225	$83,033
Nonperforming loans at end of period	$21,238	$83,033

As of September 30, 2021 and December 31, 2020, the allowance for credit losses related to off-balance sheet items, primarily unfunded loan commitments, was $4.9 million and $2.8 million, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances were adequate for current expected lifetime losses in the loan portfolio and off-balance sheet exposure as of September 30, 2021.

The following table presents a summary of net charge-offs (recoveries) for the loan portfolio:

	Three Months Ended			Nine Months Ended
	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs (Recoveries) to Average Loans (1)	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs (Recoveries) to Average Loans (1)
	(in thousands)
September 30, 2021
Real estate loans	$3,766,975	$(1,162)	(0.12)%	$3,732,490	$(106)	(0.00)%
Commercial and industrial loans	478,861	(144)	(0.12)%	604,355	(52)	(0.01)%
Leases receivable	438,734	441	0.40%	423,135	3,199	1.01%
Total	$4,684,570	$(865)	(0.07)%	$4,759,980	$3,041	0.09%

September 30, 2020
Real estate loans	$3,596,573	$(810)	(0.09)%	$3,589,052	$13,267	0.49%
Commercial and industrial loans	688,385	348	0.20%	580,874	12,793	2.94%
Leases receivable	449,554	868	0.77%	474,722	2,905	0.82%
Total	$4,734,512	$406	0.03%	$4,644,648	$28,965	0.83%
(1)	Annualized

For the three months ended September 30, 2021, gross charge-offs were $1.0 million, a decrease of $1.2 million, from $2.2 million for the same period in 2020 and recoveries were $1.8 million, an increase of $97,000, from $1.7 million for the three months ended September 30, 2020. Net loan recoveries were $865,000, or (0.07) percent of average loans, compared with net loan charge-offs of $406,200, or 0.03 percent of average loans, for the three months ended September 30, 2021 and 2020, respectively.

For the nine months ended September 30, 2021, gross charge-offs were $5.9 million, a decrease of $25.3 million, or 81.0 percent, from $31.2 million for the same period in 2020 and recoveries were $2.9 million, an increase of $660,000, from $2.2 million for the nine months ended September 30, 2020. Net loan charge-offs were $3.0 million, or 0.09 percent of average loans, compared with $29.0 million, or 0.83 percent of average loans, for the nine months ended September 30, 2021 and 2020, respectively.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	September 30, 2021		December 31, 2020
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$2,548,591	44.5%	$1,898,766	36.0%
Interest-bearing:
Demand	118,334	2.1%	100,617	1.9%
Money market and savings	2,033,000	35.5%	1,991,926	37.8%
Uninsured time deposits of more than $250,000:
Three months or less	97,570	1.7%	134,543	2.6%
Over three months through six months	59,648	1.0%	70,011	1.3%
Over six months through twelve months	30,471	0.5%	52,401	1.0%
Over twelve months	533	0.0%	8,633	0.2%
Other time deposits	841,389	14.7%	1,018,111	19.3%
Total deposits	$5,729,536	100.0%	$5,275,008	100.0%

Total deposits were $5.73 billion and $5.28 billion as of September 30, 2021 and December 31, 2020, respectively, representing an increase of $454.5 million, or 8.6 percent.

Growth was primarily driven by an increase in noninterest-bearing demand deposits and to a lesser extent increases in money market and savings deposits and interest-bearing demand deposits, partially offset by a reduction in time deposits. At September 30, 2021, the loan-to-deposit ratio was 84.8 percent compared with 92.5 percent at December 31, 2020. The increase in noninterest-bearing deposits reflects growth from new and existing customer relationships as well as increases from second draw PPP loans and other economic stimulus activities.

As of September 30, 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.53 billion, of which $2.34 billion were demand deposits and money market and savings deposits and $188.2 million were time deposits. As of December 31, 2020, the aggregate amount of uninsured deposits was $2.09 billion, consisting of $1.82 billion in demand deposits and money market and savings deposits and $265.6 million in time deposits.

Borrowings and Subordinated Debentures

Borrowings mostly take the form of advances from the FHLB. At September 30, 2021 and December 31, 2020, total advances from the FHLB were $137.5 million and $150.0 million, respectively. The Bank had no overnight advances from the FHLB at both September 30, 2021 and December 31, 2020.

The weighted-average interest rate of all FHLB advances at September 30, 2021 and December 31, 2020 were 1.05 percent and 1.40 percent, respectively, and weighted-average interest rate of FHLB advances for the nine months ended September 30, 2021 and December 31, 2020 were 1.20 percent and 1.42 percent, respectively. Average balances of FHLB advances for the three months ended September 30, 2021 and December 31, 2020 were $147.9 million and $156.6 million, respectively, with maximum amount outstanding at any month end during the three months period ended September 30, 2021 and December 31, 2020 of $150.0 million and $300.0 million, respectively. Interest expense on borrowings for the three months ended September 30, 2021 and 2020 was $409,000 and $582,000, respectively. Interest expense on borrowings for the nine months ended September 30, 2021 and 2020 was $1.3 million and $1.8 million, respectively.

The following is a summary of contractual maturities greater than twelve months of FHLB advances:

	September 30, 2021		December 31, 2020
FHLB of San Francisco	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Advances due over 12 months through 24 months	$50,000	0.97%	$50,000	1.62%
Advances due over 24 months through 36 months	37,500	0.40%	50,000	0.97%
Outstanding advances over 12 months	$87,500	0.73%	$100,000	1.30%

Subordinated debentures were $214.8 million as of September 30, 2021 and $119.0 million as of December 31, 2020. Subordinated debentures are comprised of fixed-to-floating subordinated notes of $194.1 million and $98.5 million as of September 30, 2021 and December 31, 2020, respectively, and junior subordinated deferrable interest debentures of $20.7 million and $20.4 million as of September 30, 2021 and December 31, 2020, respectively. See “Note 8 – Borrowings and Subordinated Debentures” to the consolidated financial statements for more details.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below) as of September 30, 2021. The Company compares this stress simulation to policy limits, which specify the maximum tolerance level for net interest income exposure over a 1- to 12-month and a 13- to 24- month horizon, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
Change in	1- to 12-Month Horizon		13- to 24-Month Horizon
Interest	Dollar	Percentage	Dollar	Percentage
Rate	Change	Change	Change	Change
	(dollars in thousands)
300%	$38,320	19.15%	$53,359	27.10%
200%	$25,509	12.75%	$35,697	18.13%
100%	$13,097	6.54%	$19,066	9.68%
(100%)	$(10,547)	(5.27%)	$(18,283)	(9.29%)

Change in	Economic Value of Equity (EVE)
Interest	Dollar	Percentage
Rate	Change	Change
	(dollars in thousands)
300%	$179,878	33.72%
200%	$132,512	24.84%
100%	$79,424	14.89%
(100%)	$(155,157)	(29.08%)

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

In response to the uncertainty surrounding the COVID-19 pandemic, the Board reduced the quarterly cash dividends paid on common stock beginning in the second quarter of 2020. For the third and fourth quarters of 2020, cash dividends paid were $0.08 per share, down from $0.12 per share and $0.24 per share in the second and first quarters of 2020, respectively. The Board believed these actions were the most prudent course of action as it continued to monitor the results of operations and financial condition of the Company. Due to the continued stabilization of Company results and financial condition, the Board authorized an increase in the quarterly cash dividend to $0.12 per share for the second quarter of 2021. As the effects of the pandemic continue to subside and the Company’s results and financial condition improved, the Board again increased the dividend for the fourth quarter of 2021 to $0.20 per share. The Board expects to continue to re-evaluate the level of quarterly dividends in subsequent quarters.

The Company’s ability to pay dividends to shareholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the Department of Financial Protection and Innovation (“DFPI”), in an amount not exceeding the greatest of: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. As of October 1, 2021, after giving effect to the 2021 fourth quarter dividend declared by the Company, the Bank has no remaining ability to pay dividends in 2021 without the prior approval of the Commissioner of the DFPI. The Bank will have the ability to pay dividends of approximately $100.0 million without the prior approval of the Commissioner at the beginning of its 2022 fiscal year.

At September 30, 2021, the Bank’s total risk-based capital ratio of 15.17 percent, Tier 1 risk-based capital ratio of 13.91 percent, common equity Tier 1 capital ratio of 13.91 percent and Tier 1 leverage capital ratio of 10.86 percent, placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent, and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

At September 30, 2021, the Company's total risk-based capital ratio was 17.18 percent, Tier 1 risk-based capital ratio was 12.18 percent, common equity Tier 1 capital ratio was 11.78 percent and Tier 1 leverage capital ratio was 9.50 percent.

For a discussion of implemented changes to the capital adequacy framework prompted by Basel III and the Dodd- Frank Wall Street Reform and Consumer Protection Act, see our 2020 Annual Report on Form 10-K.

Liquidity

For a discussion of liquidity for the Company, see e - Liquidity included in the notes to unaudited consolidated financial statements in this Report and Note 22 – Liquidity in our 2020 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Corporation from those described in “Risk Factors” in Part II, item 1A of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and in “Risk Factors” in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 24, 2019, the Company announced a stock repurchase program that authorized the repurchase of up to 5 percent of its outstanding shares or approximately 1.5 million shares of common stock. As of September 30, 2021, 684,680 shares remained available for future purchases under that stock repurchase program. Shortly following the federal proclamation declaring a national emergency concerning the COVID-19 outbreak, Hanmi suspended its share repurchase program; however, this program was reinstated in February 2021. In addition to the share repurchases noted in the table below, the Company acquired 27,639 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through vesting of Company stock awards for the nine months ended September 30, 2021.

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2021:

Purchase Date:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
July 1, 2021 - July 31, 2021	$—	—	934,600
August 1, 2021 - August 31, 2021	$19.20	40,000	894,600
September 1, 2021 - September 30, 2021	$18.68	209,920	684,680
Total	$18.76	249,920	684,680

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document

10.1	Form of Restricted Stock Agreement for the Hanmi Financial Corporation 2021 Equity Compensation Plan

10.2	Form of Performance Share Unit Agreement for the Hanmi Financial Corporation 2021 Equity Compensation Plan

10.3	Form of Non-Qualified Stock Option Agreement for the Hanmi Financial Corporation 2021 Equity Compensation Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL

*	Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).
†	Constitutes a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	November 8, 2021	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2021	By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)