Form 10-K
period 2021-12-31
HANMI FINANCIAL CORP
filed 2022-02-28
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $576,592,961. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.

Number of shares of common stock of the Registrant outstanding as of February 22, 2022 was 30,417,949 shares.

Documents Incorporated By Reference Herein: Sections of the Registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2021, are incorporated by reference into Part III of this report (or information will be provided by amendment to this Form 10-K), as noted therein.

Hanmi Financial Corporation

Annual Report on Form 10-K for the Fiscal Year ended December 31, 2021

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Annual Report on Form 10-K (this “Report”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report other than statements of historical fact are “forward–looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, plans and objectives of management for future operations, developments regarding our capital and strategic plans and other similar forecasts and statements of expectations and assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, strategies, outlook, needs, plans, objectives or achievements to differ from those expressed or implied by the forward-looking statements. These factors include: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi Bank; the effect of our rating under the Community Reinvestment Act and our ability to address any issues raised in our regulatory examinations; general economic and business conditions internationally, nationally and in those areas in which we operate; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread or net interest margin; risks associated with natural disasters; disruption due to a pandemic or other public health emergency; a failure in or breach of our operational or security systems or infrastructure, including cyberattacks; the failure to maintain current technologies; the inability to successfully implement future information technology enhancements; difficult business and economic conditions that can adversely affect our industry and business, including competition, fraudulent activity and negative publicity; risks associated with Small Business Administration (“SBA”) loans; failure to attract or retain key employees; our ability to access cost-effective funding; fluctuations in real estate values; changes in accounting policies and practices; changes in governmental regulation, including, but not limited to, any increase in Federal Deposit Insurance Corporation insurance premiums; the ability of Hanmi Bank to make distributions to Hanmi Financial Corporation, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial tests; the adequacy of our allowance for credit losses; credit quality and the effect of credit quality on our credit loss expense and allowance for credit losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; risks as it relates to cyber security against our information technology and those of our third party providers and vendors; changes in securities markets and inflation, which may lead to higher operating costs and reduced loan demand. For additional information concerning risks we face, see “Item 1A. Risk Factors” in Part I of this Report.

Further, given its ongoing and dynamic nature, it is difficult to predict what continued effects the COVID-19 pandemic will have on our business and results of operations. The pandemic and the related local and national economic disruption may result in a decline in demand for our products and services; increased levels of loan delinquencies, problem assets and foreclosures; an increase in our allowance for credit losses; a decline in the value of loan collateral, including real estate; a greater decline in the yield on our interest-earning assets than the decline in the cost of our interest-bearing liabilities; and increased cybersecurity risks, as employees increasingly work remotely.

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

Hanmi Bank, the primary subsidiary of Hanmi Financial, is a state chartered bank incorporated under the laws of the State of California on August 24, 1981, and licensed pursuant to the California Financial Code (“California Financial Code”). The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits thereof. The Department of Financial Protection and Innovation (the “DFPI”) is the Bank’s primary state bank regulator and the Federal Deposit Insurance Corporation (the “FDIC”) is its primary federal regulator. The Bank’s headquarters are located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010.

The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community and other Asian-American communities across California, Colorado, Georgia, Illinois, New Jersey, New York, Texas, Virginia and Washington. The Bank’s full-service offices are located in markets where many of the businesses are owned by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities.

The Bank’s revenues are derived primarily from interest and fees on loans, interest and dividends on the securities portfolio, and service charges on deposit accounts.

A summary of revenues for the periods indicated follows:

	Year Ended December 31,
	2021		2020		2019
	(dollars in thousands)
Interest and fees on loans receivable	$208,602	81.1%	$211,836	79.3%	$229,402	83.6%
Interest and dividends on securities	7,171	2.8%	11,438	4.3%	15,808	5.8%
Other interest income	902	0.4%	592	0.2%	1,562	0.6%
Service charges, fees and other income	23,729	9.2%	22,145	8.3%	21,006	7.7%
Gain on sale of SBA loans	17,266	6.7%	5,247	2.0%	5,251	1.9%
Subtotal	257,670	100.2%	251,258	94.1%	273,029	99.5%
Net gain (loss) on sale of securities	(499)	(0.2)%	15,712	5.9%	1,295	0.5%
Total revenues	$257,171	100.0%	$266,970	100.0%	$274,324	100.0%

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

Lending Activities

The Bank originates loans for its own portfolio and for sale in the secondary market. Lending activities include real estate loans (commercial property, construction and residential property), commercial and industrial loans (commercial term, commercial lines of credit and international), equipment lease financing and SBA loans.

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

Commercial Property

The Bank offers commercial real estate loans, which are usually collateralized by first deeds of trust. The Bank obtains formal appraisals in accordance with applicable regulations to support the value of the real estate collateral. All appraisal reports on commercial mortgage loans are reviewed by an appraisal review officer. The review generally covers an examination of the appraiser’s assumptions and methods, as well as compliance with the Uniform Standards of Professional Appraisal Practice (the “USPAP”). The Bank determines creditworthiness of a borrower by evaluating cash flows, asset and debt structure, as well as credit history. The purpose of the loan is also an important consideration that dictates loan structure and the credit decision.

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

Construction

The Bank maintains a small construction portfolio for multifamily and commercial and industrial properties within its market areas. The future condition of the local economy could negatively affect the collateral values of such loans. The Bank’s construction loans typically have the following structure:

•	maturities of two years or less;
•	a floating rate of interest based on the WSJ Prime Rate or the Bank Prime Rate;
•	minimum cash equity consistent with high volatility commercial real estate guidelines;
•	third party fund control monitoring;

•	a reserve of anticipated interest costs during construction or an advance of fees;
•	a first lien position on the underlying real estate;
•	advance rates at time of origination that do not exceed the lesser of 75 percent of the value of the property or costs of construction; and
•	recourse against a guarantor in the event of default.

On a case-by-case basis, the Bank originates permanent loans on the commercial property under loan conditions that require strong project stability and debt service coverage. Construction loans involve additional risks compared to loans secured by existing improved real property. Such risks include:

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

SBA Loans

The Bank originates loans that are guaranteed by the SBA, an independent agency of the federal government. SBA loans are offered for business purposes such as owner-occupied commercial real estate, business acquisitions, start-ups, franchise financing, working capital, improvements and renovations, inventory and equipment, and debt-refinancing. SBA loans offer lower down payments and longer-term financing, which helps small business that are starting out, or about to expand. The guarantees on SBA loans and SBA express loans are generally 75 percent and 50 percent of the principal amount of the loan, respectively. The Bank typically requires that SBA loans be secured by business assets and by a first or second deed of trust on any available real property. When the SBA loan is secured by a first deed of trust on real property, the Bank obtains appraisals in accordance with applicable regulations. SBA loans have terms ranging from five to 25 years depending on the use of the proceeds. To qualify for a SBA loan, a borrower must demonstrate the capacity to service and repay the loan, without liquidating the collateral, based on historical earnings or reliable projections.

The Bank normally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA loans that it originates. When the Bank sells a SBA loan, it has an option to repurchase the loan if the loan defaults. If the Bank repurchases a defaulted loan, the Bank will make a demand for the guaranteed portion to the SBA. Even after the sale of an SBA loan, the Bank retains the right to service the SBA loan and to receive servicing fees. The unsold portions of the SBA loans that remain owned by the Bank are included in loans receivable on the Consolidated Balance Sheets. As of December 31, 2021, the Bank had $13.3 million of SBA loans held for sale and $144.7 million of SBA loans in its loan portfolio, and was servicing $473.5 million of SBA loans sold to investors.

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

Legal lending limits are calculated in conformance with the California Financial Code, which prohibits a bank from lending to any one individual, entity or its related interests on an unsecured basis any amount that exceeds 15 percent of the sum of such bank’s stockholders’ equity plus the allowance for credit losses, capital notes and any debentures, or 25 percent on a secured and unsecured basis. At December 31, 2021, the Bank’s authorized legal lending limits for loans to one borrower was $123.1 million for unsecured loans and an additional $82.1 million for secured and unsecured loans combined.

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

Allowance for Credit Losses, Allowance for Credit Losses Related to Off-Balance Sheet Items and Provision for Credit Losses

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

The Bank assesses its allowance for credit losses for adequacy on a quarterly basis and more frequently as needed. The DFPI and the FDIC may require the Bank to recognize additions to the allowance for credit losses through a provision for credit losses based upon their assessment of the information available to them at the time of their examinations.

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

Human Capital Resources

Our core values of Integrity, Transparency, Fairness and Collaboration are central to our belief that long-term corporate value is derived by serving the best interests of all of our constituents. The success of our business is dependent on our dedicated employees, who not only strive to provide value to our customers but also provide invaluable support to the communities that we serve. We recognize that our employees are key to Hanmi’s success and we are committed to building a workplace that can attract and retain high-caliber talent.

(a) Our People

We strive to make Hanmi an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers. We recruit the best people for the job regardless of gender, ethnicity or other protected traits and it is our policy to fully comply with all laws applicable to discrimination in the workplace.

At December 31, 2021, the Company employed 591 individuals across our nine state footprint, of which 5 were part-time. None of the employees are represented by a union or covered by a collective bargaining agreement. The management of the Company believes that its employee relations are good and has established a cross-functional Employee Engagement Committee with executive leadership, to promote relationship building across the organization.

Employee retention helps us operate efficiently and offers continuity to our customers and the communities we serve. At December 31, 2021, 43 percent of our current staff had been with us for at least five years.

(b) Learning and Development

We have a robust learning and development program with broad offerings to help employees achieve their career goals. Through Hanmi Banking School, the Corporate Learning and Development department offers a variety of programs to empower employees with the knowledge and skills they need to be successful and remain competitive. Hanmi offers in-house training led by instructors or through interactive online offerings to all employees. Employees can choose from core workshops focused on a single concept or job skill, leadership and professional development programing to develop our emerging leaders, and regulatory compliance trainings to ensure safe and sound banking practices. In addition to internal training, we offer a tuition reimbursement program where costs for certain relevant job training is offered to eligible employees.

Our 12 week Management Leadership Program, based on Franklin Covey’s critical practices, brings together mid-level managers to help our emerging leaders succeed in the face of change. We also have partnerships with Bankers’ Compliance Group and Western Bankers’ Association to provide webinars and trainings. In 2021, we launched the Hanmi Credit Trainee Program, which brings qualified talent with no prior banking experience into a 12 month program with internal and Moody’s Analytics training courses. The goal is to train the next generation of bankers and continue to provide opportunities to develop talent in the communities we serve.

(c) Diversity, Equity and Inclusion

Hanmi was founded 40 years ago to serve the underbanked, minority immigrant community in Los Angeles. Our corporate values reflect the importance of embracing diversity and equitable practices to ensure we are representative of the communities we serve. As of December 31, 2021:

•	Women represent 66 percent of the Company’s workforce, and 60 percent of the Company’s managerial roles are female;
•	Minorities represent 89 percent of the Company’s workforce, and 86 percent of the Company’s managerial roles.

(d) Compensation and Benefits

As part of our compensation philosophy, we offer competitive salaries and employee benefits to attract and retain superior talent. In 2018, we increased our hourly minimum wage to $15 per hour across the organization. In addition to healthy base wages, we offer annual bonus opportunities, a company matched 401(k) Plan, healthcare and insurance benefits, flexible spending accounts, wellness incentives, long-term disability, paid time off, and employee assistance programs.

(e) Employee Health and Safety

We recognize that the success of our business is fundamentally connected to the well-being of our employees. We provide benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs. In 2021, we issued a Wellness Day to all employees to take a well-reserved break to rest, maintain overall health, and connect with friends and family.

In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate. This includes continued safety measures for on-site employees, distribution of personal protective equipment, flexible work arrangements for eligible employees, limited business travel, and adjustment of paid time off policies for pandemic related absences in order to better support our workforce.

(f) Community Engagement

As a community bank, we are proud to work with our communities to build a stronger future for all of our stakeholders. Hanmi is committed to and has a long history of supporting the communities in which we live and work. Through employee engagement surveys we have focused our community engagement and employee volunteer efforts in five areas: Youth, Education, Health, Senior, and Community Development. Though COVID-19 has impacted in-person activities, prior to the pandemic our employees averaged over 1,000 hours a year, participating in a variety of educational efforts such as financial literacy, financial education for seniors, affordable housing education, education for first-time homebuyers and working with various community non-profits.

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

(c) Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking regulators. The current capital rules require banking organizations to maintain: (i) a minimum capital ratio of Common Equity Tier 1 to risk-weighted assets of 4.50 percent; (ii) a minimum capital ratio of Tier 1 capital to risk-weighted assets of 6.00 percent; (iii) a minimum capital ratio of total capital to risk-weighted assets of 8.00 percent; and (iv) a minimum leverage ratio of Tier 1 capital to adjusted average consolidated assets of 4.00 percent. In addition, the current capital rules require a capital conservation buffer of 2.5 percent above the minimum capital ratios. Banking organizations with capital ratios above the minimum capital ratio but below the capital conservation buffer will face limitation on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers.

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

At December 31, 2021, the Company and the Bank’s total risk-based capital ratios were 16.61 percent and 14.72 percent, respectively; Tier 1 risk-based capital ratios were 11.97 percent and 13.61 percent, respectively; Common Equity Tier 1 capital ratios were 11.59 percent and 13.61 percent, respectively, and the Company’s and Bank’s Tier 1 leverage capital ratios were 9.63 percent and 10.96 percent, respectively, all of which ratios exceeded the minimum percentage requirements for the Bank to be deemed “well-capitalized” and for the Company to meet and exceed all applicable capital ratio requirements for regulatory purposes. The Bank’s capital conservation buffer was 6.72 percent and 6.86 percent, and the Company’s capital conservation buffer was 5.97 percent and 5.93 percent as of December 31, 2021 and 2020, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources.” The federal banking regulators may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to restrictions on taking brokered deposits.

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

Management believes that, as of December 31, 2021, the Company and the Bank met all applicable capital requirements to which they were subject.

(d) Bank Holding Company Regulation

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

(e) Bank Regulation

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

Pursuant to the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the activities commonly conducted by national banks in operating subsidiaries. Further, the Bank may conduct certain “financial” activities permitted under the Gramm Leach Bliley Act of 1999 in a “financial subsidiary” to the same extent as may a national bank, provided the Bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the Community Reinvestment Act (“CRA”). The Bank currently has no financial subsidiaries.

(f) Enforcement Authority

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

(g) Deposit Insurance

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

(h) Prompt Corrective Action Provisions

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

To be considered well-capitalized under the prompt corrective action standards, the Bank is required to maintain a Common Equity Tier 1 ratio of at least 6.5 percent, a Tier 1 capital ratio of at least 8.0 percent, a total capital ratio of at least 10.0 percent, and a Tier 1 leverage ratio of at least 5.0 percent. A qualifying institution that complies with the optional community bank leverage ratio of 8.5 percent through calendar year 2021 and 9.0 percent thereafter, if elected by the qualifying institution, is considered to be “well capitalized”. The Bank did not elect to use the community bank leverage ratio alternative framework as of December 31, 2021.

(i) Dividends

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

(j) Operations and Consumer Compliance Laws

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

These laws and regulations mandate certain disclosure and reporting requirements, and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, servicing, collecting and foreclosure of loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights. The CRA is intended to encourage banks to help meet the credit needs of the communities in which they operate, including low and moderate-income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating. The CRA requires the bank regulators to take into account the bank’s record in meeting the needs of its communities when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions, or an application by the parent holding company to merge with another bank holding company or acquire a banking organization. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The Bank was rated “Needs to Improve” in meeting community credit needs under the CRA at its most recent examination for CRA performance.

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

(k) Federal Home Loan Bank System

The Bank is a member and holder of the capital stock of the Federal Home Loan Bank of San Francisco (“FHLBSF”). There are eleven Federal Home Loan Banks (each, an “FHLB”) across the U.S. owned by their members. Each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of FHLBSF is currently required to own stock in an amount equal to the greater of: (i) a membership stock requirement of 1.0 percent of an institution’s “membership asset value” which is determined by multiplying the amount of the member’s membership assets by the applicable membership asset factors and is capped at $15.0 million; or (ii) an activity-based stock requirement (2.7 percent of the member’s outstanding advances) and 0.10 percent of outstanding letter of credit. At December 31, 2021, the Bank was in compliance with the FHLBSF’s stock ownership requirement, and our investment in FHLBSF capital stock was $16.4 million. The total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity as of December 31, 2021 and 2020 were $1.84 billion and $1.61 billion, respectively.

(l) Impact of Monetary Policies

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

(m) Regulation of Non-Bank Subsidiaries

Non-bank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. Additionally, any foreign-based subsidiaries would also be subject to foreign laws and regulations.

(n) Federal Securities Law

The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to the information and proxy solicitation requirements, insider trading restrictions and other requirements under the Exchange Act.

(o) The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus (COVID-19) and stimulate the economy. The law had several provisions relevant to depository institutions, including:

•	Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring (“TDR”) for accounting purposes;
•

The ability of a borrower of a federally-backed mortgage loan experiencing financial hardship due to the COVID-19 pandemic, to request forbearance from paying their mortgage for up to 180 days, subject to extension for an additional 180-day period. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, which period has subsequently been extended several times by federal mortgage-backing agencies; and

•

The ability of a borrower of a multi-family federally-backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance for up to 30 days, which could be extended for up to two additional 30-day periods upon the request of the borrower. Later extensions were made available, for a total of six months, for certain federally-backed multi-family mortgage loans. During the time of the forbearance, the multi-family borrower could not evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multi-family borrower that received a forbearance could not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provided the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

(p) The Paycheck Protection Program

The Paycheck Protection Program (“PPP”), established as part of the CARES Act, provided 100 percent federally guaranteed (principal and interest) loans to eligible small businesses though the Small Business Administration’s (“SBA””) 7(a) loan guaranty program for amounts up to 2.5 times the average monthly “payroll costs” of the business. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible for PPP loan forgiveness so long as, during the applicable loan forgiveness covered period, employee and compensation levels of the business are maintained and 60 percent of the loan proceeds are used for payroll expenses, with the remaining 40 percent of the loan proceeds used for other qualifying expenses including, but not limited to, mortgage interest, rent and utilities. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the SBA reopened the PPP for First Draw PPP loans to small businesses and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw PPP loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. Maximum loan amounts were also increased for accommodation and food service businesses. Although the PPP ended in accordance with its terms on May 31, 2021, outstanding PPP loans continue to go through the process of either obtaining forgiveness from the SBA or pursuing claims under the SBA guaranty.

(q) Board Diversity

On September 30, 2020, a law was passed in California requiring all public companies (defined as companies with outstanding shares listed on a major United States stock exchange) that are headquartered in California to have at least three female directors (assuming a board size of at least six directors) by the end of 2021. Further, such legislation requires that by the end of 2021, California-headquartered public companies have at least one director on their boards who is from an underrepresented community, defined as “an individual who self identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, or Alaska Native, or who self identifies as gay, lesbian, bisexual, or transgender”. In addition to that initial 2021 requirement, the law mandates that the number of directors from underrepresented communities be increased by the end of calendar year 2022, depending on the size of the board, up to three members of the board, assuming the board size of at least nine directors. The Company was in compliance with these requirements as of December 31, 2021.

In August 2021, the SEC approved a new Nasdaq Stock Market listing rules that would require each company (1) to have at least one director who self-identifies as a female, and (2) to have at least one director who self-identifies as Black or African American, Hispanic or Latino, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander, two or more races or ethnicities, or as LGBTQ+, or (3) to explain why the company does not have at least two directors on its board who self-identify in the categories listed above. The rules also require Nasdaq-listed companies to provide statistical information in a proposed uniform format on the company’s board of directors related to a director’s self-identified gender, race, and self-identification as LGBTQ+. Each Nasdaq-listed company would have one year from the date the SEC approves the Nasdaq rules to comply with requirement for statistical information regarding diversity. Nasdaq-listed companies would have two years from the date the SEC approves the Nasdaq rules have, or explain why it does not have, one diverse director and four years after the SEC approves the Nasdaq rules to have, or explain why it does not have, two diverse directors.

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

Risks Related to the COVID-19 Pandemic

The economic impact of the COVID-19 pandemic could adversely affect our financial condition and results of operations. The economic impact of the COVID-19 pandemic has and is expected to continue to adversely affect our financial condition and results of operations. The spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, or high levels of unemployment return for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

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

•	a material decrease in net income or a net loss over several quarters could result in a decrease of our quarterly cash dividend;
•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us;
•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs;
•	potential goodwill impairment charges could result if acquired assets and operations are adversely affected and remain at reduced levels;
•

due to legislation and government action limiting foreclosure of real property and reduced governmental capacity to effect business transactions and property transfers, we may have more difficulty taking possession of collateral supporting our loans, which may negatively impact our ability to minimize our losses, which could adversely impact our financial results; and

•

we face litigation, regulatory enforcement and reputation risk as a result of our participation in the Paycheck Participation Program (“PPP”) and the risk that the SBA may not fund some or all PPP loan guaranties.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

Risks Related to our Lending Activities

Our concentrations of loans in certain industries could have adverse effects on credit quality. As of December 31, 2021, the Bank’s loan portfolio included loans to: (i) lessors of non-residential buildings of $1.69 billion, or 32.8 percent of total loans; (ii) borrowers in the hospitality industry of $770.4 million, or 15.0 percent of total loans; and (iii) borrowers in the retail industry of $300.7 million, or 5.8 percent of total loans. Because of these concentrations of loans in specific industries, a deterioration within these industries, especially those that have been particularly adversely impacted by the COVID pandemic, could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have material and adverse consequences on our financial condition and results of operations.

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

Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets, especially a downturn in the Southern California real estate market. A downturn in the real estate markets could hurt our business because many of our loans are secured by real estate, predominantly in California. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and natural disasters and pandemics. If real estate values decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to suffer material losses on defaulted loans.

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

Risks Related to Local and International Economic Conditions

Deteriorating business and economic conditions can adversely affect our industry and business. Our financial performance generally, and the ability of borrowers to make payments on outstanding loans and the value of the collateral securing those loans, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. In addition, rising geopolitical risks nationally and abroad may adversely impact the economy and financial markets in the United States. These economic pressures may adversely affect our business, financial condition, results of operations, and stock price. In particular, we may face the following risks in connection with deterioration in economic conditions:

•	Problem assets and foreclosures may increase;
•	Demand for our products and services may decline;
•	Low cost or non-interest-bearing deposits may decrease;
•	Inflation may accelerate, which may increase our operating costs and also may increase real estate costs and lower customer buying power, thereby reducing loan demand;
•	The value of our securities portfolio may decrease; and
•	Collateral for loans made by us, especially real estate, may decline in value.

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

Risk Related to Laws and Regulation and Their Enforcement

Our Needs to Improve rating under The Community Reinvestment Act may restrict our operations and limit our ability pursue certain strategic opportunities. On July 21, 2021, the Bank received a CRA rating from the FDIC of “Needs to Improve” for the period March 29, 2018 to May 3, 2021. A “Needs to Improve” rating results in restrictions on certain expansionary activities, including certain mergers and acquisitions and the establishment and relocation of bank branches. The rating will also result in a loss of expedited processing of applications to undertake certain activities. A “Needs to Improve” rating could have an impact on the Bank’s relationships with certain states, counties, municipalities or other public agencies to the extent applicable law, regulation or policy limits, restricts or influences whether such entity may do business with a bank that has a below “Satisfactory” rating.

These restrictions, among others, will remain in place at least until the Bank’s next CRA rating is publicly released by the FDIC.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations. We are subject to extensive regulation, supervision and examination by our banking regulators. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Hanmi Bank rather than for the protection of our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, comment on the classification of our assets, and determine the level of our allowance for credit losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the ways financial institutions conduct business, implement strategic initiatives, and prepare financial reporting and disclosures. Changes in such regulation and oversight, whether in the form of regulatory policy, new regulations, legislation or supervisory action, may have a material impact on our operations. Further, compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

Additional requirements imposed by Dodd-Frank and other regulations, including additional requirements imposed by the CFPB, could adversely affect us. Dodd-Frank and related regulations subject us and other financial institutions to more restrictions, oversight, reporting obligations and costs. In addition, this increased regulation of the financial services industry places restrictions on compensation practices and interest rates for customers. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.

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

Risks Related to Our Operations

Our failure to effectively utilize the excess liquidity on our balance sheet may have an adverse effect on our financial performance and the value of our common stock.

At December 31, 2021, we had $609.0 million in cash and cash equivalents, which far exceeded our historical amounts.  The high level of cash equivalents reflected strong deposit growth, including the receipt of PPP funds and cash from government stimulus programs and reduced spending by our customers, which far exceeded loan growth. We intend to invest these funds into higher-yielding interest-earning assets, specifically commercial real estate loans.  However, if we are not able to invest our excess liquidity into higher-yielding interest-earning assets or do so in a reasonable period of time, maintaining a high level of excess liquidity will have a negative impact on our financial performance, which could negatively impact the value of our common stock.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition. Liquidity is essential to our business. An inability to raise funds through deposits, including brokered deposits, borrowings, the sale of loans, and other sources, could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Furthermore, if certain funding sources become unavailable, we may need to seek alternatives at higher costs, which would negatively impact our results of operations.

Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

The soundness of other financial institutions could adversely affect us. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be obtained or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. Any such losses could have a material adverse effect on our financial condition and results of operations.

A failure in or breach of our operational or security systems or infrastructure, including as a result of cyber-attacks or data breaches, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. As a financial institution, we depend on our ability to process, record and monitor a large number of customer transactions. As our customer base and locations have expanded throughout the U.S. and as customer, public, legislative and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns.

Our business, financial, accounting, data processing and other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; degradation or loss of public internet domain; climate change-related impacts and natural disasters such as earthquakes, tornados, and hurricanes; pandemics; events arising from local or larger scale political or social matters, including terrorist acts; building emergencies such as water leakage, fires and structural issues; and cyber-attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

As a financial institution, we are susceptible to information security breaches and cybersecurity-related incidents that may be committed against us, our clients or our vendors, which may result in financial losses or increased costs to us, our clients or our vendors, disclosure or misuse of our information or our client or vendor information, misappropriation of assets, privacy breaches against our clients or our vendors, litigation or damage to our reputation. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us, our clients or our vendors, attacks resulting in denial or degradation of service, and malware or other cyber-attacks. We also may become subject to governmental enforcement actions or litigation in the event we do not comply with data privacy requirements or experience a data breach.

Our business relies on our digital technologies, computer and email systems, software, and networks to conduct our operations. In addition, to access our products and services, our customers may use personal smart-phones, tablet PCs, and other mobile devices that are beyond our control systems. Although we believe we have strong information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of the Bank’s or our customers’ confidential, proprietary and other information, or otherwise disrupt the Bank’s or its customers’ or other third parties’ business operations.

Our risk and exposure to cyber-attacks or other information security breaches remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to enhance our internet banking and mobile banking channel strategies and our expanded geographic footprint. There continues to be a rise in security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector. Consistent with industry trends, we are exposed to an increase in attempted security breaches and cybersecurity-related attacks. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses, customers or third parties, or cyber-attacks or security breaches of the networks, systems or devices that our customers or third parties use to access our products and services could result in customer attrition, financial losses, the inability of our customers or vendors to transact business with us, violations of applicable privacy and other laws, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

We may not be able to successfully implement future information technology system enhancements, which could adversely affect our business operations and profitability. We invest significant resources in information technology system enhancements to improve functionality and security. We may not be able to successfully implement and integrate future system enhancements, which could adversely impact our ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in enforcement actions from regulatory authorities. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies.

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

Risks Related to Accounting Matters

Our allowance for credit losses may not be adequate to cover actual losses. Current U.S. generally accepted accounting principles (“GAAP”) requires credit loss recognition using a methodology that estimates current expected credit losses for the life of the loan and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address these risks may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for credit losses to provide for losses resulting from loan defaults and non-performance. The allowance is increased for new loan growth. We also make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers, the strength of the economy and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for credit losses, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, and adjustments may be necessary to address different economic conditions or adverse developments in the loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase our provision for credit losses. In addition, the DFPI and the FDIC review our allowance for credit losses and as a result of such reviews, they may require us to adjust our allowance for credit losses or recognize loan charge-offs. Material additions to the allowance would materially decrease our net income.

Changes in accounting standards may affect how we record and report our financial condition and results of operations. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”) and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. Further, changes in accounting standards can be both difficult to predict and may involve judgment and discretion in their interpretation and implementation by us and our independent accounting firm. These changes could materially impact, potentially retroactively, how we report our financial condition and results of operations.

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

Our net interest income may decline based on our exposure to a difference in short-term and long-term interest rates. If the difference between the short-term and long-term interest rates shrinks or disappears, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income. In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable-rate loans, thus reducing our net interest income. Also, certain adjustable-rate loans re-price based on lagging interest rate indices. This lagging effect may also negatively impact our net interest income when general interest rates continue to rise periodically. Increasing interest rates may also reduce the fair value of our fixed-rate available-for-sale investment securities negatively impacting shareholders’ equity.

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

Other Risks Related to Our Business

Uncertainty surrounding the future of LIBOR (London Interbank Offer Rate) may affect the fair value and return on our financial instruments that use LIBOR as a reference rate. We hold assets, liabilities, and derivatives that are indexed to the various tenors of LIBOR. LIBOR will not be supported in its current form after June 2023. We believe the U.S. financial sector will maintain an orderly and smooth transition to new interest rate benchmarks, which we will evaluate and adopt if appropriate. Additionally, banking regulators have stated that the failure to adequately prepare for LIBOR’s discontinuance could undermine financial stability and an institution’s safety and soundness and create litigation, operational, and consumer protection risks. While in the U.S., the Alternative Rates Reference Committee of the Board of Governors of the Federal Reserve System (the “FRB”) and Federal Reserve Bank of New York have identified the Secured Overnight Financing Rate (“SOFR”) as an alternative U.S. dollar reference interest rate, it is too early to predict the financial impact this rate index replacement may have, if at all.

We are exposed to the risks of natural disasters and global market disruptions. A significant portion of our operations is concentrated in Southern California, which is in an earthquake-prone region. A major earthquake may result in material loss to us. A significant percentage of our loans are secured by real estate. Many of our borrowers may suffer property damage, experience interruption of their businesses or lose their jobs after an earthquake. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value. We are vulnerable to losses if an earthquake, fire, flood or other natural catastrophe occurs in Southern California.

Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics, cyber-attacks or campaigns, military conflict, terrorism or other geopolitical events. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise could result in a decline in revenue and adversely affect our results of operations and financial condition, including capital and liquidity levels.

Risks Relating to Ownership of Our Common Stock

The Bank could be restricted from paying dividends to us, its sole shareholder, and, thus, we would be restricted from paying dividends to our stockholders in the future. The primary source of our income from which we pay our obligations and distribute dividends to our stockholders is from the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. As of January 1, 2022, the Bank had the ability to pay $98.0 million of dividends without the prior approval of the Commissioner of DFPI.

The price of our common stock may be volatile or may decline. The trading price of our common stock may fluctuate significantly due to a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated fluctuations in our operating results and financial condition;
•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;
•	failure to meet analysts’ revenue or earnings estimates;
•	speculation in the press or investment community;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	general market conditions and, in particular, developments related to market conditions for the financial services industry;
•	proposed or adopted legislative, regulatory or accounting changes or developments;
•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or
•	domestic and international economic factors unrelated to our performance.

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

Your share ownership may be diluted by the issuance of additional shares of our common stock in the future. Your share ownership may be diluted by the issuance of additional shares of our common stock in the future. We may decide to raise additional funds for many reasons, including in response to regulatory or other requirements, to meet our liquidity and capital needs, to finance our operations and business strategy or for other reasons. If we raise funds, by issuing equity securities or instruments that are convertible into equity securities, the percentage ownership of our existing stockholders will be reduced. Further, the new equity securities may have rights, preferences and privileges superior to those of our common stock.

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

Hanmi Financial’s principal office is located at 900 Wilshire Boulevard, Suite 1250, Los Angeles, California. As of December 31, 2021, we had 43 properties consisting of 35 branch offices and 8 loan production offices. We own 9 locations and the remaining properties are leased.

As of December 31, 2021, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization, was $24.8 million. Our lease expense was $8.5 million for the year ended December 31, 2021. We consider our present facilities to be sufficient for our current operations.

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

Market Information

Hanmi Financial’s common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “HAFC.” As of February 17, 2022, there were approximately 687 record holders of our common stock.

Performance Graph

The following graph shows a comparison of cumulative total stockholder return on Hanmi Financial’s common stock with the cumulative total returns for: (i) the Nasdaq Composite Index; (ii) the Standard and Poor’s 500 Financials Index (“S&P 500 Financials”); and (iii) the S&P U.S. Small Cap Banks Index (which replaced the SNL U.S. Bank $1B-$5B Index and the SNL U.S. Bank $5B-$10B Index, no longer compiled by S&P Global, New York, New York as of August 7, 2021). The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance. The performance graph shall not be deemed incorporated by reference to any general statement incorporating by reference to this Annual Report on Form 10-K into any filing under the Securities Act, or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under either the Securities Act or the Exchange Act.

Total Return Performance
Index Value
$250
$200
$150
$100
$50
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Hanmi Financial Corporation
Nasdaq Composite
S&P 500 Financials
S&P U.S. Small Cap Banks

	December 31,
	2017	2018	2019	2020	2021
Hanmi Financial Corporation	$100.00	$64.91	$65.90	$37.36	$78.02
Nasdaq Composite	$100.00	$96.12	$129.97	$186.69	$226.63
S&P 500 Financials	$100.00	$85.33	$110.23	$105.71	$140.11
S&P U.S. Small Cap Banks	$100.00	$81.80	$100.08	$87.81	$119.40

Source: S&P Global, New York, NY

Recent Unregistered Sales of Equity Securities

There were no unregistered sales of Hanmi Financial’s equity securities during the year ended December 31, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents stock purchases made in respect of the stock repurchase program announced on January 24, 2019 that authorized the buy-back of up to 5.0 percent, or 1,500,000, of our shares outstanding. The table below provides information on purchases made during the three months ended December 31, 2021:

Purchase Date:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
October 1, 2021 - October 31, 2021	$20.24	24,708	659,972
November 1, 2021 - November 30, 2021	$—	—	—
December 1, 2021 - December 31, 2021	$—	—	—
Total	$20.24	24,708	659,972

During 2021, the Company acquired 24,953 shares from employees in connection with the satisfaction of income tax withholding obligations incurred through vesting of Company stock awards. Such shares are not purchased as a part of the Company’s repurchase program.

Item 6.	[RESERVED]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2021, 2020 and 2019. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes related thereto presented elsewhere in this Report. See also “Cautionary Note Regarding Forward-Looking Statements.”

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

Allowance for credit losses and Allowance for credit losses related to off-balance sheet items

Our allowance for credit losses methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for credit losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experiences on loan pools segmented by type, and considers risk rating, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Qualitative factors are used to adjust the allowance calculation for risks not considered by the quantitative calculations. Qualitative factors considered in our methodologies include the general economic forecast in our markets, concentrations of credit, changes in lending management and staff, quality of the loan review system, and changes in interest rates. See “— Allowance for Credit Losses”, “Financial Condition — Allowance for credit losses and Allowance for credit losses related to off-balance sheet items”, “Results of Operations —Credit Loss Expense” and “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” for additional information on methodologies used to determine the allowance for credit losses and the allowance for credit losses related to off-balance sheet items.

Executive Overview

For the years ended December 31, 2021, 2020 and 2019, net income was $98.7 million, $42.2 million and $32.8 million, respectively. The increase of $56.5 million, or 133.9 percent, in net income for the year ended December 31, 2021 as compared with the year ended December 31, 2020, was primarily due to a decrease in credit loss expense of $69.9 million and lower interest expense on customer deposits of $22.3 million. These decreases were partially offset by higher income tax expense of $19.5 million, lower interest income securities of $4.3 million and lower interest on loans receivable of $3.2 million.

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

For the years ended December 31, 2021, 2020 and 2019, our earnings per diluted share were $3.22, $1.38 and $1.06, respectively.

Additional significant financial highlights include:

•

Cash and due from banks increased $217.1 million to $609.0 million as of December 31, 2021 from $391.8 million at December 31, 2020, primarily from a higher volume of non-interest bearing deposits and the issuance of subordinated debt.

•

Loans receivable increased by $271.4 million, or 5.6 percent, to $5.15 billion as of December 31, 2021, compared with $4.88 billion as of December 31, 2020. The increase was due to strong demand in commercial real estate and commercial and industrial loans.

•

Securities increased $157.0 million to $910.8 million at December 31, 2021 from $753.8 million at December 31, 2020, primarily from excess liquidity, which was invested mainly in tax-exempt municipal bonds.

•

Deposits were $5.79 billion at December 31, 2021 compared with $5.28 billion at December 31, 2020 as noninterest-bearing deposits increased $675.8 million while interest-bearing deposits decreased by $164.5 million.

•

Cash dividends of $0.54 per share of common stock were paid for the year ended December 31, 2021 compared with $0.52 and $0.96 per share of common stock for the years ended December 31, 2020 and 2019, respectively.

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

	For the Year Ended
	December 31, 2021			December 31, 2020			December 31, 2019
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$4,794,505	$208,601	4.35%	$4,684,512	$211,836	4.52%	$4,507,975	$229,402	5.09%
Securities (2)	845,437	6,230	0.75%	663,700	10,537	1.59%	618,610	14,806	2.39%
FHLB stock	16,385	941	5.74%	16,385	902	5.51%	16,385	1,147	7.00%
Interest-bearing deposits in other banks	684,442	903	0.13%	306,668	592	0.19%	73,906	1,562	2.11%
Total interest-earning assets	6,340,769	216,675	3.42%	5,671,265	223,867	3.95%	5,216,876	246,917	4.73%

Noninterest-earning assets:
Cash and due from banks	62,401			72,557			103,475
Allowance for credit losses	(84,735)			(75,250)			(41,933)
Other assets	225,750			228,131			197,517
Total assets	$6,544,185			$5,896,703			$5,475,935

Liabilities and stockholders' equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$113,326	$61	0.05%	$94,167	$70	0.07%	$83,613	$116	0.14%
Money market and savings	2,028,235	5,199	0.26%	1,758,300	11,016	0.63%	1,566,403	23,556	1.50%
Time deposits	1,111,857	6,395	0.58%	1,412,951	22,908	1.62%	1,752,642	39,433	2.25%
Total interest-bearing deposits	3,253,418	11,655	0.36%	3,265,418	33,994	1.04%	3,402,658	63,105	1.85%
Borrowings	145,297	1,697	1.17%	196,397	2,367	1.21%	40,374	763	1.89%
Subordinated debentures	154,400	8,273	5.35%	118,663	6,607	5.57%	118,079	7,032	5.96%
Total interest-bearing liabilities	3,553,115	21,625	0.61%	3,580,478	42,968	1.20%	3,561,111	70,900	1.99%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	2,307,052			1,680,882			1,288,301
Other liabilities	77,637			77,478			61,209
Stockholders' equity	606,381			557,865			565,314
Total liabilities and stockholders' equity	$6,544,185			$5,896,703			$5,475,935

Net interest income (taxable equivalent basis)		$195,050			$180,899			$176,017

Cost of deposits (3)			0.21%			0.69%			1.35%
Net interest spread (taxable equivalent basis) (4)			2.81%			2.75%			2.74%
Net interest margin (taxable equivalent basis)(5)			3.08%			3.19%			3.37%

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21 percent.
(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.
(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended December 31,
	2021 vs 2020			2020 vs 2019
	Increases (Decreases) Due to Change In			Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$4,917	$(8,152)	$(3,235)	$8,724	$(26,290)	$(17,566)
Securities (2)	2,327	(6,634)	(4,307)	1,014	(5,283)	(4,269)
FHLB stock	—	39	39	—	(245)	(245)
Interest-bearing deposits in other banks	551	(240)	311	1,450	(2,420)	(970)
Total interest and dividend income (taxable equivalent) (2)	$7,795	$(14,987)	$(7,192)	$11,188	$(34,238)	$(23,050)

Interest expense:
Demand: interest-bearing	$14	$(23)	$(9)	$13	$(59)	$(46)
Money market and savings	1,485	(7,302)	(5,817)	2,594	(15,134)	(12,540)
Time	(4,114)	(12,399)	(16,513)	(6,768)	(9,757)	(16,525)
Borrowings	(602)	(68)	(670)	1,972	(368)	1,604
Subordinated debentures	1,932	(266)	1,666	35	(460)	(425)
Total interest expense	$(1,285)	$(20,058)	$(21,343)	$(2,154)	$(25,778)	$(27,932)
Change in net interest income (taxable equivalent) (2)	$9,080	$5,071	$14,151	$13,342	$(8,460)	$4,882

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully equivalent basis using the current statutory federal tax rate of 21 percent.

2021 Compared to 2020

Interest income, on a taxable equivalent basis, decreased $7.2 million, or 3.2 percent, to $216.7 million for the year ended December 31, 2021 from $223.9 million for the year ended December 31, 2020. Interest expense decreased $21.3 million or 49.7 percent, to $21.6 million for 2021 from $43.0 million in 2020. Net interest income, on a taxable equivalent basis, was $195.1 million and $180.9 million for 2021 and 2020, respectively. The increase in net interest income was primarily due to the decrease in interest expense on interest-bearing liabilities, partially offset by the decrease in interest income on interest-earning assets. Average loans were 75.6 percent of average interest earning assets for 2021, down from 82.6 percent for 2020. The net interest spread and net interest margin, on a taxable equivalent basis, for the year ended December 31, 2021 were 2.81 percent and 3.08 percent, respectively, compared with 2.75 percent and 3.19 percent, respectively, for 2020.

The average balance of loans increased $110.0 million, or 2.3 percent, to $4.79 billion for 2021 from $4.68 billion for 2020. The average balance of securities increased $181.7 million, or 27.4 percent, to $845.4 million in 2021 from $663.7 million for 2020. The average balance of interest earning assets increased $669.5 million, or 11.8 percent, to $6.34 billion for the year ended December 31, 2021 from $5.67 billion for 2020. The increase in the average balance of loans was due mainly to new loan production in real estate loans. The average balance of interest-bearing liabilities decreased $27.4 million, or 0.8 percent, to $3.55 billion for 2021 compared to $3.58 billion in 2020. The decrease in average interest-bearing liabilities resulted primarily from lower time deposits and borrowings, offset by increases in money market and savings accounts and subordinated debentures.

The average yield on loans decreased to 4.35 percent for the year ended December 31, 2021 from 4.52 percent for 2020, primarily due to the continued decrease in market interest rates in 2021, offset by the change in composition of the loan portfolio with a greater concentration of commercial real estate loans. The average yield on securities, on a taxable equivalent basis, decreased to 0.75 percent for 2021 from 1.59 percent for 2020, attributable primarily to the sale of securities during the second quarter of 2020 to take advantage of unrealized gains, the proceeds of which were reinvested into lower-yielding securities. The average yield on interest-earning assets, on a taxable equivalent basis, decreased 52 basis points to 3.42 percent in 2021 from 3.95 percent in 2020, due mainly to the decrease in the yields on the loan portfolio due to a decrease in market interest rates and the origination of $133.1 million of PPP loans at a rate of one percent. The average cost of interest-bearing liabilities decreased by 59 basis points to 0.61 percent for 2021 from 1.20 percent for 2020. The decrease was due to lower market interest rates and a shift away from time deposits to money market and savings deposits in the composition of the deposit accounts and lower borrowings, partially offset by an increase in subordinated debentures.

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

The average balance of loans increased $176.5 million, or 3.9 percent, to $4.68 billion in 2020 from $4.51 billion for 2019. The average balance of securities increased $45.1 million, or 7.3 percent, to $663.7 million for 2020 from $618.6 million in 2019. The average balance of interest earning assets increased $454.4 million, or 8.7 percent, to $5.67 billion for the year ended December 31, 2020 from $5.22 billion for 2019. The increase in the average balance of loans was due mainly to new loan production driven by PPP loans. The average balance of interest-bearing liabilities increased $19.4 million, or 0.5 percent, to $3.58 billion in 2020 compared to $3.56 billion in 2019. The increase in average interest-bearing liabilities resulted primarily from higher money market and savings and borrowings balances, offset by a decrease in time deposits.

The average yield on loans decreased to 4.52 percent for the year ended December 31, 2020 from 5.09 percent for 2019, primarily due to a decrease in market interest rates commencing in the first quarter of 2020 and the origination of $301.8 million of PPP loans at a rate of one percent during the second quarter of 2020, offset by the change in composition of the loan portfolio with a greater concentration of commercial and industrial loans receivable. The average yield on securities, on a taxable equivalent basis, decreased to 1.59 percent in 2020 from 2.39 percent in 2019, attributable primarily to the sale of securities during the second quarter of 2020 to take advantage of unrealized gains, the proceeds of which were reinvested into lower-yielding securities. The average yield on interest-earning assets, on a taxable equivalent basis, decreased 78 basis points to 3.95 percent in 2020 from 4.73 percent for 2019, due mainly to the decrease in the yields on the loan portfolio due to a decrease in market interest rates and the origination of $301.8 million of PPP loans at a rate of one percent. The average cost of interest-bearing liabilities decreased by 79 basis points to 1.20 percent in 2020 from 1.99 percent for 2019. The decrease was due to lower market interest rates and a shift away from time deposits to noninterest bearing demand deposits in the composition of the deposit accounts.

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

2021 Compared to 2020

The credit loss expense recovery for 2021 was $24.4 million compared with a credit loss expense of $45.5 million for 2020. The credit loss expense recovery for 2021 was comprised of a $24.1 million negative provision for credit losses, a $0.2 million negative provision for off-balance sheet items and $1.7 million negative provision for accrued interest receivable for loans currently or previously modified under the CARES Act, offset by $1.6 from a SBA guarantee repair loss allowance. See “Financial Condition — Allowance for credit losses and Allowance for credit losses related to off-balance sheet items” for additional information. For the year ended December 31, 2020, credit loss expense was $45.5 million and included a $42.5 million provision for credit losses. Additionally, a $0.7 million provision for off-balance sheet items and a $2.3 million provision for losses on accrued interest receivable for loans currently or previously modified under the CARES Act, was recorded as credit loss expense during 2020.

2020 Compared to 2019

Credit loss expense for the full year 2020 was $45.5 million compared with $30.2 million for 2019. Credit loss expense for 2020 reflected the new accounting standard for determining the allowance for credit losses and included a $42.5 million provision for credit losses which primarily reflected the change to life of loan current expected credit losses, and the impact of the pandemic. Additionally, a $0.7 million provision for off-balance sheet items and a $2.3 million provision for losses on accrued interest receivable for loans currently or previously modified under the CARES Act, was recorded as credit loss expense during 2020. For the year ended December 31, 2019, under the former accounting standard for determining the allowance for credit losses, the provision for credit losses was $30.2 million, which primarily reflected specific allowance allocations related to a troubled loan relationship. The 2019 provision for off-balance sheet items, included in other operating expenses, was $1.0 million.

Noninterest Income

The following table sets forth the various components of noninterest income for the years indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Service charges on deposit accounts	$11,043	$8,485	$9,951
Trade finance and other service charges and fees	4,628	4,033	4,786
Servicing income	2,820	2,481	1,798
Bank-owned life insurance income	1,011	1,113	1,121
All other operating income	3,857	4,625	2,114
Service charges, fees and other	23,359	20,737	19,770
Gain on sale of SBA loans	17,266	5,247	5,252
Net gain (loss) on sales of securities	(499)	15,712	1,295
Gain on sale of bank premises	45	408	1,235
Legal settlement	325	1,000	—
Total noninterest income	$40,496	$43,104	$27,552

2021 Compared to 2020

For the year ended December 31, 2021 noninterest income was $40.5 million, a decrease of $2.6 million, or 6.1 percent, compared with $43.1 million in 2020. The decrease was primarily attributable to a net loss of $0.5 million on the sale of securities for the year ended December 31, 2021 compared with $15.7 million of gains in 2020, partially offset by higher gain on the sale of SBA loans of $12.0 million and higher service charges on deposit accounts of $2.6 million.

2020 Compared to 2019

For the year ended December 31, 2020 noninterest income was $43.1 million, an increase of $15.6 million, or 56.4 percent, compared with $27.6 million in 2019. The increase was primarily attributable to a net gain of $15.7 million in the sale of securities for the year ended December 31, 2020 compared with $1.3 million in 2019 and a $1.0 million legal settlement from a failed bank acquisition, partially offset by lower service charges on deposit accounts of $1.5 million and lower gains of $0.8 million in the sale of bank premises.

Noninterest Expense

The following table sets forth various components of noninterest expense for the years indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Salaries and employee benefits	$72,561	$66,988	$67,900
Occupancy and equipment	19,075	18,283	17,064
Data processing	12,003	11,222	8,755
Professional fees	5,566	6,771	9,060
Supplies and communications	3,026	3,096	2,936
Advertising and promotion	2,649	2,671	3,797
All other operating expenses	9,870	10,268	14,221
Subtotal	124,750	119,299	123,732
Other real estate owned expense	197	5	439
Repossessed personal property expense (income)	(492)	(452)	—
Impairment loss on bank premises	—	201	1,734
Total noninterest expense	$124,455	$119,053	$125,906

2021 Compared to 2020

For the year ended December 31, 2021, noninterest expense was $124.5 million, an increase of $5.4 million, or 4.5 percent, compared with $119.1 million for 2020. The increase was due primarily to higher salaries and benefits of $5.6 million, stemming from increased compensation on higher loan production and a decrease of $1.2 million in professional fees.

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

Income Tax Expense

For the years ended December 31, 2021, 2020 and 2019, income tax expense was $36.8 million, $17.3 million and $14.6 million, respectively. The effective tax rate for the years ended December 31, 2021, 2020 and 2019 was 27.2 percent, 29.1 percent and 30.8 percent, respectively. The lower effective tax rate in 2021 compared to 2020 and 2019 was due mainly to a reduction in the deferred tax asset valuation allowance required for state net operating loss carryforwards and state tax credits.

Income taxes are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 11 — Income Taxes” presented elsewhere herein.

Financial Condition

Securities Portfolio

As of December 31, 2021, our securities portfolio was composed of mortgage-backed securities, collateralized mortgage obligations, debt securities issued by U.S. government agencies and sponsored agencies and tax-exempt municipal bonds. Most of the securities carried fixed interest rates. Other than holdings of U.S. government and agency securities, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of December 31, 2021, 2020 and 2019.

As of December 31, 2021, securities available for sale increased $157.0 million, or 20.8 percent, to $910.8 million from $753.8 million as of December 31, 2020. The increase was mainly due to purchases of U.S. government agency and sponsored agency securities and tax-exempt municipal bonds with excess liquidity.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their cost-weighted average yield, which is calculated using amortized cost as the weight, as of December 31, 2021:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$—	—%	$15,457	0.98%	$—	—%	$—	—%	$15,457	0.98%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	469	1.85%	3,761	0.89%	1,502	1.05%	609,661	1.06%	615,393	1.06%
Collateralized mortgage obligations	63	2.04%	200	1.23%	1,751	2.00%	93,139	0.67%	95,153	0.70%
Debt securities	—	—%	105,040	0.75%	12,459	1.01%	—	—%	117,499	0.78%
Total U.S. government agency and sponsored agency obligations	532	1.87%	109,001	0.75%	15,712	1.13%	702,800	1.01%	828,045	0.98%
Municipal bonds-tax exempt	—	—%	—	—%	—	—%	79,152	1.33%	79,152	1.33%
Total securities available for sale	$532	1.87%	$124,458	0.78%	$15,712	1.13%	$781,952	1.04%	$922,654	1.01%

Loan Portfolio

As of December 31, 2021, 2020 and 2019, loans receivable (excluding loans held for sale), net of deferred loan costs, discounts and allowance for credit losses, were $5.08 billion, $4.79 billion and $4.55 billion, respectively, representing an increase of $289.2 million or 6.0 percent in 2021 and an increase of $241.0 million, or 5.3 percent in 2020. The $289.2 million increase in loans in 2021 was attributable to higher new loan production, mainly in commercial real estate and commercial and industrial loans, and enhanced asset quality due to the gradual improvement in the economic environment during the year.

During the year ended December 31, 2021, total loan disbursements consisted of $795.1 million in commercial real estate loans, $272.4 million in leases receivable, $372.3 million in commercial and industrial loans, $292.1 million in SBA loans and $206.8 million in residential/consumer loans, offset by $1.66 billion in pay-offs and other net reductions.

The table below shows the maturity distribution of outstanding loans (before the allowance for credit losses) as of December 31, 2021. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$148,240	$561,061	$260,833	$—	$970,134
Hospitality	216,771	444,829	56,092	—	717,692
Other	272,725	1,083,799	454,124	108,385	1,919,033
Total commercial property loans	637,736	2,089,689	771,049	108,385	3,606,859
Construction	42,025	52,981	—	—	95,006
Residential/consumer loans	6,914	231	5,423	387,978	400,546
Total real estate loans	686,675	2,142,901	776,472	496,363	4,102,411
Commercial and industrial loans	292,924	190,661	78,246	—	561,831
Leases receivable	19,874	419,548	47,877	—	487,299
Loans receivable	$999,473	$2,753,110	$902,595	$496,363	$5,151,541
Loans with predetermined interest rates	$395,860	$2,010,497	$224,073	$128,813	$2,759,243
Loans with variable interest rates	603,613	742,613	678,522	367,550	2,392,298

The table below shows the maturity distribution of outstanding loans with fixed or predetermined interest rates due after one year, as of December 31, 2021.

	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$169,457	$281,651	$40,074	$—	$491,182
Hospitality	135,669	51,510	19,383	—	206,562
Other	269,599	577,103	99,054	8,765	954,521
Total commercial property loans	574,725	910,264	158,511	8,765	1,652,265
Construction	26,428	—	—	—	26,428
Residential/consumer loans	129	58	2,964	120,048	123,199
Total real estate loans	601,282	910,322	161,475	128,813	1,801,892
Commercial and industrial loans	20,543	58,803	14,720	—	94,066
Leases receivable	179,791	239,756	47,878	—	467,425
Loans receivable	$801,616	$1,208,881	$224,073	$128,813	$2,363,383

The table below shows the maturity distribution of outstanding loans with floating or variable interest rates (including hybrids) due after one year, as of December 31, 2021.

	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$61,527	$48,426	$220,759	$—	$330,712
Hospitality	214,374	43,275	36,709	—	294,358
Other	117,221	119,876	355,069	99,621	691,787
Total commercial property loans	393,122	211,577	612,537	99,621	1,316,857
Construction	25,922	631	—	—	26,553
Residential/consumer loans	45	—	2,459	267,929	270,433
Total real estate loans	419,089	212,208	614,996	367,550	1,613,843
Commercial and industrial loans	49,895	61,421	63,526	—	174,842
Leases receivable	—	—	—	—	—
Loans receivable	$468,984	$273,629	$678,522	$367,550	$1,788,685

As of December 31, 2021, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of loans receivable:

	Balance as of December 31, 2021	Percentage of Loans Receivable Outstanding
	(in thousands)
Lessor of nonresidential buildings	$1,691,192	32.8%
Hospitality	$770,353	15.0%

Loan Quality Indicators

Delinquent loans (defined as 30 to 89 days past due and still accruing) were $5.9 million, $9.5 million and $10.3 million as of December 31, 2021, 2020 and 2019, respectively, representing a decrease of $3.6 million or 37.9 percent, in 2021 and a decrease of $777,000 or 7.6 percent, in 2020.

Activity in criticized loans was as follows for the periods indicated:

	Special Mention	Classified
	(in thousands)
December 31, 2021
Balance at beginning of period	$76,978	$140,169
Additions	146,226	60,083
Reductions	(127,910)	(139,619)
Balance at end of period	$95,294	$60,633

December 31, 2020
Balance at beginning of period	$26,632	$94,025
Additions	94,672	112,771
Reductions	(44,326)	(66,627)
Balance at end of period	$76,978	$140,169

Special mention loans increased by $18.3 million, or 23.8 percent to $95.3 million at December 31, 2021 compared with $77.0 million as of December 31, 2020. Of such loans outstanding at December 31, 2021 and 2020, $32.8 million and $49.1 million, respectively, consisted of loans adversely affected by the pandemic.

Classified loans decreased by $79.5 million, or 56.7 percent, to $60.6 million at December 31, 2021, from $140.2 million at December 31, 2020. Of such loans outstanding at December 31, 2021 and 2020, $41.1 million and $54.0 million, respectively, were adversely affected by the pandemic.

Nonperforming Assets

Nonperforming loans consist of loans on nonaccrual status and loans 90 days or more past due and still accruing interest. Nonperforming assets consist of nonperforming loans and OREO. Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on nonaccrual status earlier, depending upon the individual circumstances surrounding the delinquency of the loan. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual loans may be restored to accrual status when principal and interest become current and full repayment is expected, which generally occurs after sustained payment of six months. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for nonaccrual. OREO consists of properties acquired by foreclosure or similar means or are vacant bank properties for which their usage for operations has ceased and management intends to offer for sale.

Except for nonperforming loans discussed below, management is not aware of any loans as of December 31, 2021 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date.

Nonaccrual loans were $13.4 million, $83.0 million and $63.8 million as of December 31, 2021, 2020 and 2019, respectively, representing a decrease of $69.7 million, or 83.9 percent, in 2021 and an increase of $19.2 million, or 30.1 percent, in 2020. The decrease in nonaccrual loans in 2021 was primarily due to the payoffs, paydowns, note sales, or upgrades of $35.8 million for nine hospitality loans, $12.4 million for two film tax credit loans, $13.5 million for a troubled relationship, and $8.8 million for lease receivables. At December 31, 2021, $4.7 million of nonaccrual loans related to loans adversely affected by the COVID-19 pandemic. As of December 31, 2021 and 2020, all loans 90 days or more past due were classified as nonaccrual.

The $13.4 million nonperforming loans as of December 31, 2021 were allocated with individually evaluated allowances of $2.8 million. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage on these loans on a quarterly basis, based on recent appraisals, and adjust the allowance accordingly.

As of December 31, 2021, OREO consisted of one property with a carrying value of $675,000. As of December 31, 2020, there were four properties with a combined carrying value of $2.4 million in OREO.

Individually Evaluated Loans

The Company reviews all loans on an individual basis when they do not share similar risk characteristics with loan pools. Individually evaluated loans are measured for expected credit losses based on the present value of expected cash flows discounted at the effective interest rate, the observable market price, or the fair value of collateral. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, less estimated costs to sell. The allowance for collateral-dependent loans varies based on the collateral coverage of the loan at the time of the designation as nonperforming.

Individually evaluated loans were $13.4 million, $91.0 million and $64.8 million as of December 31, 2021, 2020 and 2019, respectively, representing a decrease of $77.6 million, or 85.3 percent, in 2021, and an increase of $26.2 million, or 40.4 percent, in 2020. Specific allowance allocations associated with individually evaluated loans decreased $11.2 million to $2.8 million as of December 31, 2021, compared with $14.0 million as of December 31, 2020.

For the year ended December 31, 2021, no loans were restructured and subsequently classified as TDRs. For the year ended December 31, 2020, we restructured monthly payments for five loans, with a net carrying value of $4.5 million at the time of modification, which we subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less.

At December 31, 2021, the Company assessed accruing TDRs along with performing and accruing loans on a collective basis. As of December 31, 2021, there were no outstanding accruing TDRs. As of December 31, 2020, TDRs on accrual status were $7.9 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $5,000 allowance relating to these loans, was included in the allowance for credit losses. As of December 31, 2021 and 2020, TDRs on nonaccrual status were $2.9 million and $17.1 million, respectively, and a $4,000 and $12,000 allowance relating to these loans, respectively, was included in the allowance for credit losses.

As of December 31, 2019, TDRs on accrual status were $0.8 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $29,000 allowance relating to these loans was included in the allowance for credit losses. As of December 31, 2019, restructured loans on nonaccrual status were $55.5 million and a $22.7 million allowance relating to these loans, was included in the allowance for credit losses.

Allowance for credit losses and Allowance for credit losses related to off-balance sheet items

The Company’s estimate of the allowance for credit losses at December 31, 2021 reflects losses expected over the remaining contractual life of the assets based on historical, current, and forward-looking information. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

Management selected three loss methodologies for the collective allowance estimation. At December 31, 2021, the Company used the discounted cash flow (“DCF”) method to estimate allowances for credit losses for the commercial and industrial loan portfolio, the Probability of Default/Loss Given Default (“PD/LGD”) method for the commercial property, construction and residential property portfolios, and the Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses for equipment financing agreements (lease receivables portfolio). Loans that do not share similar risk characteristics are individually evaluated for allowances.

For all loan pools utilizing the DCF method, the Company determined that four quarters represented a reasonable and supportable forecast period and reverted to a historical loss rate over twelve quarters on a straight-line basis. For each of these loan segments, the Company applied an annualized historical PD/LGD using all available historical periods. Since reasonable and supportable forecasts of economic conditions are imbedded directly into the DCF model, qualitative adjustments are considered but were minimal.

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

For the year ended December 31, 2021, the Company relied on the economic projections from Moody’s Analytics Economic Scenarios and Forecasts to inform its loss driver forecasts over the four-quarter forecast period. For all loan pools, the Company utilizes and forecasts the national unemployment rate as the primary loss driver.

To adjust the historical and forecast periods to current conditions, the Company applies various qualitative factors derived from market, industry or business specific data, changes in the underlying portfolio composition, trends relating to credit quality, delinquency, nonperforming and adversely rated leases, and reasonable and supportable forecasts of economic conditions.

The allowance for credit losses was $72.6 million at December 31, 2021 compared with $90.4 million at December 31, 2020. The allowance attributed to loans individually evaluated was $2.8 million at December 31, 2021 compared with $14.0 million at December 31, 2020. This decline primarily resulted from the payoff of two film tax credit loans for $6.2 million and charge-offs of $3.3 million for lease receivables. The allowance attributed to loans collectively evaluated was $69.8 million at December 31, 2021 compared with $76.4 million at December 31, 2020. This decrease principally reflected the improvement in macroeconomic conditions and assumptions during the year ended December 31, 2021, offset by increased loan production. The Company recognizes the inherent uncertainties in the estimate of the allowance for credit losses and the effect the COVID-19 pandemic may have on borrowers and the economy.

The table below presents the allowance for credit losses by portfolio segment as a percentage of the total allowance for credit losses and loans by portfolio segment as a percentage of the aggregate investment of loans receivable for the periods presented:

	As of December 31,
	2021				2020
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$6,579	9.1%	$970,134	18.8%	$4,855	5.4%	$824,606	16.9%
Hospitality	22,670	31.2%	717,692	13.9%	28,801	31.9%	859,953	17.6%
Other	15,065	20.8%	1,919,033	37.3%	13,991	15.4%	1,610,377	33.0%
Total commercial property loans	44,314	61.1%	3,606,859	70.0%	47,647	52.7%	3,294,936	67.5%
Construction	4,078	5.6%	95,006	1.8%	2,876	3.2%	58,882	1.2%
Residential/consumer loans	498	0.7%	400,546	7.8%	1,353	1.5%	345,831	7.1%
Total real estate loans	48,890	67.4%	4,102,411	79.6%	51,876	57.4%	3,699,649	75.8%
Commercial and industrial loans	12,418	17.1%	561,831	10.9%	21,410	23.6%	757,255	15.5%
Leases receivable	11,249	15.5%	487,299	9.5%	17,140	19.0%	423,264	8.7%
Total	$72,557	100.0%	$5,151,541	100.0%	$90,426	100.0%	$4,880,168	100.0%

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

	As of and for the Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Ratios:
Allowance for credit losses to loans	1.41%	1.85%	1.33%
Nonaccrual loans to loans	0.26%	1.70%	1.38%
Allowance for credit losses to nonaccrual loans	543.09%	108.91%	96.31%

Balance:
Nonaccrual loans at end of period	$13,360	$83,032	$63,761
Nonperforming loans at end of period	$13,360	$83,032	$63,761

The allowance for credit losses was $72.6 million, $90.4 million and $61.4 million, respectively, as of December 31, 2021, 2020 and 2019, representing a decrease of $17.8 million, or 19.7 percent, in 2021 and an increase of $29.0 million, or 47.3 percent, in 2020. The allowance for credit losses as a percentage of loans decreased to 1.41 percent as of December 31, 2021 from 1.85 percent as of December 31, 2020. The decrease in the allowance for credit losses was mainly due to the                               decline in the allowance attributable to loans individually evaluated resulting from loan pay-offs and the decline in the allowance attributed to loans collectively evaluated resulting from improvements in macroeconomic conditions and assumptions.

The allowance for off-balance sheet exposure, primarily unfunded loan commitments, as of December 31, 2021, 2020 and 2019, was $2.6 million, $2.8 million and $2.4 million, respectively, representing a decrease of $206,000, or 7.4 percent, in 2021, and an increase of $395,000, or 16.5 percent, in 2020. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances were adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of December 31, 2021.

The following table presents a summary of net charge-offs (recoveries) for the loan portfolio:

	For the year ended December 31,
	2021			2020			2019
	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans
	(dollars in thousands)
Commercial real estate loans	$3,364,940	$(420)	(0.01)%	$3,163,686	$(34)	—%	$3,137,493	$(2,058)	(0.07)%
Construction loans	68,851	(8,954)	(13.00)%	$68,110	13,478	19.79%	$75,238	—	—%
Residential/consumer loans	344,698	(6)	—%	374,789	(1)	—%	472,082	—	—%
Commercial and industrial loans	580,220	(351)	(0.06)%	615,423	12,976	2.11%	537,211	53	0.01%
Leases receivable	435,797	3,454	0.79%	462,504	4,470	0.97%	446,941	2,741	0.61%
Total	$4,794,506	$(6,277)	(0.13)%	$4,684,512	$30,889	0.66%	$4,668,965	$736	0.02%

For the year ended December 31, 2021, gross charge-offs were $6.4 million, a decrease of $27.6 million, or 81.2 percent, from $34.0 million for the same period in 2020, and gross recoveries were $12.7 million, an increase of $9.6 million, or 313.0 percent, from $3.1 million in 2020. Net loan recoveries were $6.3 million, or 0.13 percent of average loans, compared with net loan charge-offs of $30.9 million, or 0.66 percent of average loans and $0.7 million or 0.02 percent of average loans, respectively, for the years ended December 31, 2021, 2020 and 2019.

Classified loans decreased by 56.7 percent, to $60.6 million for the year ended December 31, 2021 from $140.2 million for the year ended December 31, 2020. The decrease in classified loans was mainly attributable to various payoffs and upgrades of $85.8 million related to twenty commercial real estate hotel loans, $12.0 million for a troubled loan relationship, and $12.4 million for two film tax credit loans, offset by various downgrades of $29.8 million, of which $17.6 million were for two commercial real estate hotel loans.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	As of December 31,
	2021		2020		2019
	Balance	Percent	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$2,574,517	44.5%	$1,898,766	36.0%	$1,391,624	29.6%
Interest-bearing:
Demand	125,183	2.2%	100,617	1.9%	84,323	1.8%
Money market and savings	2,099,381	36.2%	1,991,926	37.7%	1,667,096	35.5%
Uninsured time deposits of more than $250,000:
Three months or less	69,464	1.2%	134,543	2.6%	91,313	1.9%
Over three months through six months	73,808	1.3%	70,011	1.3%	97,360	2.1%
Over six months through twelve months	29,706	0.5%	52,401	1.0%	44,751	1.0%
Over twelve months	549	0.0%	8,633	0.2%	4,490	0.1%
Other time deposits	813,661	14.1%	1,018,111	19.3%	1,318,005	28.0%
Total deposits	$5,786,269	100.0%	$5,275,008	100.0%	$4,698,962	100.0%

Total deposits were $5.79 billion, $5.28 billion and $4.70 billion as of December 31, 2021, 2020 and 2019, respectively, representing an increase of $511.3 million, or 9.7 percent, in 2021, and an increase of $576.0 million, or 12.3 percent, in 2020. The increase in total deposits for 2021 was mainly attributable to a $675.8 million increase in noninterest bearing demand accounts and an increase of $107.5 million in money market and savings accounts, offset by a decrease of $204.4 million in time deposits $250,000 or less. The increase in noninterest bearing business banking accounts reflected proceeds from PPP loans and other government assistance programs, as well as an increase in our marketing efforts.

The average balance of deposits for the years ended December 31, 2021, 2020 and 2019 were $5.56 billion, $4.95 billion and $4.69 billion, respectively. The average balance of deposits increased 12.4 percent, 5.4 percent and 5.2 percent in 2021, 2020 and 2019, respectively.

As of December 31, 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.63 billion. The aggregate amount of our uninsured time deposits was $173.5 million. In addition, other uninsured deposits, such as demand deposits and money market and savings deposits was $2.46 billion.

Borrowings and Subordinated Debentures

Borrowings mostly take the form of advances from the FHLB. At December 31, 2021, advances from the FHLB were $137.5 million, a decrease of $12.5 million from $150.0 million at December 31, 2020. At December 31, 2021, the Bank had $137.5 million in term advances and no overnight advances from the FHLB.

The following is a summary of contractual maturities greater than twelve months of FHLB advances:

	December 31, 2021		December 31, 2020
FHLB of San Francisco	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Advances due over 12 months through 24 months	$50,000	0.97%	50,000	1.62%
Advances due over 24 months through 36 months	37,500	0.40%	50,000	0.97%
Outstanding advances over 12 months	$87,500	0.73%	$100,000	1.30%

The following is financial data pertaining to FHLB advances:

	As of December 31,
	2021	2020	2019
	(dollars in thousands)
Weighted-average interest rate at end of year	1.05%	1.40%	1.70%
Weighted-average interest rate during the year	1.17%	1.42%	1.89%
Average balance of FHLB advances	$145,277	$156,601	$40,374
Maximum amount outstanding at any month-end	$162,500	$300,000	$285,000

Subordinated debentures were $215.0 million as of December 31, 2021 and $119.0 million as of December 31, 2020. The increase was due primarily to the issuance of 3.750% Fixed-to-Floating Subordinated Notes (“2021 Notes”) of $110.0 million on August 20, 2021. Subordinated debentures are comprised of fixed-to-floating subordinated notes of $194.2 million and $98.5 million as of December 31, 2021 and 2020, respectively, and junior subordinated deferrable interest debentures of $20.8 million and $20.4 million as of December 31, 2021 and 2020, respectively. See “Note 10 - Subordinated Debentures” to the consolidated financial statements for more details.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes as of December 31, 2021, one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below). This sensitivity analysis is compared to policy limits, which specify the maximum tolerance level for net interest income exposure over a 1- to 12-month and a 13- to 24-month horizon, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
Change in	1- to 12-Month Horizon		13- to 24-Month Horizon
Interest	Dollar	Percentage	Dollar	Percentage
Rate	Change	Change	Change	Change
	(dollars in thousands)
300%	$28,976	13.77%	$48,046	23.14%
200%	$19,168	9.11%	$32,030	15.43%
100%	$9,904	4.70%	$17,319	8.34%
(100%)	$(10,120)	(4.81)%	$(19,646)	(9.46)%

	Economic Value of Equity (EVE)
Change in
Interest	Dollar	Percentage
Rate	Change	Change
	(dollars in thousands)
300%	$144,956	25.11%
200%	$107,384	18.60%
100%	$67,455	11.69%
(100%)	$(147,703)	(25.59)%

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

In response to the uncertainty surrounding the COVID-19 pandemic, the Board reduced the quarterly cash dividends paid on common stock beginning in the second quarter of 2020. For the third and fourth quarters of 2020, cash dividends paid were $0.08 per share, down from $0.12 per share and $0.24 per share in the second and first quarters of 2020, respectively. The Board believed these actions were the most prudent course of action as it continued to monitor the results of operations and financial condition of the Company. Due to the continued stabilization of Company results and financial condition, the Board authorized an increase in the quarterly cash dividend to $0.10 for the first quarter of 2021 and $0.12 per share for the second and third quarters of 2021. As the effects of the pandemic continue to subside and the Company’s results and financial condition improved, the Board again increased the dividend for the fourth quarter of 2021 to $0.20 per share. The Board expects to continue to re-evaluate the level of quarterly dividends in subsequent quarters.

The Company’s ability to pay dividends to shareholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFPI, in an amount not exceeding the greatest of: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. As of January 1, 2022, after giving effect to the 2022 first quarter dividend declared by the Company, the Bank has the ability to pay $98.0 million of dividends without the prior approval of the Commissioner of the DFPI.

At December 31, 2021, the Bank’s total risk-based capital ratio of 14.72 percent, Tier 1 risk-based capital ratio of 13.61 percent, common equity Tier 1 capital ratio of 13.61 percent, and Tier 1 leverage capital ratio of 10.96 percent, placed the Bank in the “well capitalized” category, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.0 percent, Tier 1 risk-based capital ratio equal to or greater than 8.0 percent, common equity Tier 1 capital ratio of 6.5 percent, and Tier 1 leverage capital ratio equal to or greater than 5.0 percent.

At December 31, 2021, the Company’s total risk-based capital ratio, Tier 1 risk-based capital ratio, common equity Tier 1 capital ratio and Tier 1 leverage capital ratio were 16.61 percent, 11.97 percent, 11.59 percent, and 9.63 percent, respectively, all of which exceeded all of the Company’s regulatory capital ratio requirements.

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

The financial statements required to be filed as a part of this Report are set forth on pages 49 through 107.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2021, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that as of December 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of Hanmi Financial’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, management concluded that Hanmi Financial maintained effective internal control over financial reporting as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements of Hanmi Financial and its subsidiaries, has issued an audit report on the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2021 in accordance with the standards of Public Company Accounting Oversight Board (United States).

Item 9B.	Other Information

          On February 25, 2022, the Bank entered into an amended and restated employment agreement with our Chief

Executive Officer (the “Amended Agreement”).  The Amended Agreement is effective as of February 28, 2022 and replaces the executive’s prior employment agreement with the Company and the Bank, dated February 26, 2020, and any amendments thereto (the “Prior Agreement”).

          The terms of the Amended Agreement are generally consistent with the Prior Agreement, except that the Amended Agreement provides for:

•

a three-year term commencing on February 28, 2022 and ending on February 28, 2025, which then renews automatically for one-year periods unless either Ms. Lee, the Company or Bank provides written notice of non-renewal;

•	an annual salary of $715,000; and
•	twenty-five (25) days of paid leave annually.

The foregoing description of the Amended Agreement does not purport to be complete and it is qualified in its entirety by a copy of the Amended Agreement that is included as Exhibit 10.9 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the sections of Hanmi Financial Corporation’s Definitive Proxy Statement to be filed with the SEC in connection with its 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) entitled “Election of Directors,” “Corporate Governance Principles and Board Matters,” “Executive Compensation — Officers” and “Beneficial Ownership of Principal Stockholders and Management — Delinquent Section 16(a) Reports.”

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

The information required by this Item is incorporated herein by reference to the sections of the 2022 Proxy Statement entitled “Corporate Governance and Board Matters — Director Compensation,” “— CHR Committee Interlocks and Insider Participation” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management not otherwise included herein is incorporated by reference to the 2022 Proxy Statement under the heading “Beneficial Ownership of Principal Stockholders and Management.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the total number of shares available for issuance under the Company’s equity compensation plans as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	115,938	$19.58	1,420,485
Equity compensation plans not approved by security holders	—	—	—
Total equity compensation plans	115,938	$19.58	1,420,485

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the sections of the 2022 Proxy Statement entitled “Corporate Governance and Board Matters — Director Independence” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the section of the 2022 Proxy Statement entitled “Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “Audit and Non-Audit Fees.”

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(1)	The financial statements are listed in the Index to consolidated financial statements on page 49 of this Report.
(2)	All financial statement schedules have been omitted, as the required information is not applicable, not material or has been included in the notes to consolidated financial statements.
(3)	The exhibits required to be filed with this Report are listed in the exhibit index included herein at pages 108 - 110.
Item 16.	Form 10-K Summary

None.

Hanmi Financial Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Hanmi Financial Corporation and Subsidiaries

Los Angeles, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hanmi Financial Corporation and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method for accounting for credit losses effective January 1, 2020, due to adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments - Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method provided in Accounting Standards Update No. 2016-13 such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans - Probability of Default / Loss Given Default Model and Qualitative Adjustments

The allowance for credit losses on loans (as described in Note 1) is an estimate of expected credit losses, measured over the contractual life of the loans, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The Company reported a gross loan portfolio of $5.2 billion and a related allowance for credit losses (ACL) on loans of $72.6 million at December 31, 2021. The Company employed a Probability of Default / Loss Given Default method (“PD/LGD”) for the SBA loan portfolio, the Commercial Real Estate loan portfolio, the Residential Real Estate loan portfolio, and the Construction loan portfolio. At December 31, 2021, the Probability of Default / Loss Given Default (PD/LGD) model, inclusive of qualitative adjustments, was applied to 80% of the loan portfolio. The Company’s PD/LGD methodology incorporates expectations of current conditions or asset-specific adjustments over the estimated life of a loan through qualitative adjustments.

The PD and LGD assumptions are largely based on internal default and loss history but may employ the use of third-party proxy loan information when no such loss history exists internally.  The use of proxy loan information requires significant judgment to assess expected performance of the credit portfolio.

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

Finally, the Company’s methodology employs certain current condition or asset-specific qualitative adjustments that are based on management’s assessment of company, market, industry or business specific data, changes the in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, nonperforming and adversely rated loans. The application of these qualitative adjustments requires significant judgment, including management’s analysis to determine the quantitative impact of the qualitative factors.

We consider the Company’s allowance for credit losses on loans for the portion of the portfolio using the PD/LGD model a critical audit matter, particularly as it pertains to management’s judgments employed in the application of the regression model and application of qualitative adjustments. Auditing management’s PD/LGD model, along with accompanying qualitative adjustments, involved especially subjective auditor judgment in applying and evaluating audit procedures and required significant effort, including the need to involve firm valuation specialists.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of controls over the application of the assumptions used to support the PD/LGD model, as well as the qualitative adjustments, including controls addressing:

o	The completeness and accuracy of internal data

o	Relevance and reliability of peer data used in the Frye-Jacobs estimation technique that impacts the regression model supporting the PD/LGD forecast
o	Third-party model validation
o	Reasonableness of management’s judgments and significant assumptions over significant inputs
o	Approval of significant assumptions over qualitative top-of-model adjustments

•

Substantively testing management's process, including evaluating management’s judgments and assumptions, for developing the estimate of the allowance for credit losses derived with the PD/LGD model, as well as the qualitative adjustments, which included:

o

Testing management’s methodology and conceptual soundness of the PD/LGD model, for which we used Crowe LLP valuation specialists to assist with evaluating the third-party regression models used in forecasting and loss-driver analysis, and validation of inputs to the model;

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

o

Evaluating the reasonableness of management’s judgments over selection of qualitative adjustments, including testing the completeness and accuracy of internal data, and evaluating the relevance and reliability of external data used in developing the estimate;

o	Evaluating the procedures and results of the Company’s third-party model validation, as well as management’s responses to results.

/s/ Crowe LLP

We have served as the Company's auditor since 2019.

Los Angeles, California

February 28, 2022

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands except share data)

	December 31,	December 31,
	2021	2020

Assets
Cash and due from banks	$608,965	$391,849
Securities available for sale, at fair value (amortized cost of $922,654 and $749,458 as of December 31, 2021 and 2020, respectively)	910,790	753,781
Loans held for sale, at the lower of cost or fair value	13,342	8,568
Loans receivable, net of allowance for credit losses of $72,557 and $90,426 as of December 31, 2021 and 2020, respectively	5,078,984	4,789,742
Accrued interest receivable	11,976	16,363
Premises and equipment, net	24,788	26,431
Customers' liability on acceptances	—	1,319
Servicing assets	7,080	6,212
Goodwill and other intangible assets, net	11,395	11,612
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	44,060	42,704
Bank-owned life insurance	54,905	53,894
Prepaid expenses and other assets	75,917	83,028
Total assets	$6,858,587	$6,201,888

Liabilities and stockholders' equity
Liabilities:
Deposits:
Noninterest-bearing	$2,574,517	$1,898,766
Interest-bearing	3,211,752	3,376,242
Total deposits	5,786,269	5,275,008
Accrued interest payable	1,161	4,564
Bank's liability on acceptances	—	1,319
Borrowings	137,500	150,000
Subordinated debentures ($224,100 and $126,800 face amount less unamortized discount and debt issuance costs of $9,094 and $7,828 as of December 31, 2021 and 2020, respectively)	215,006	118,972
Accrued expenses and other liabilities	75,234	74,981
Total liabilities	6,215,170	5,624,844
Stockholders' equity:
Preferred Stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,603,839 shares (30,407,261 shares outstanding) and 33,560,801 shares (30,717,835 shares outstanding) as of December 31, 2021 and 2020, respectively	33	33
Additional paid-in capital	580,796	578,360
Accumulated other comprehensive income, net of tax benefit of $3,421 and net of tax expense of $1,247 as of December 31, 2021 and 2020, respectively	(8,443)	3,076
Retained earnings	196,784	114,621
Less: treasury stock; 3,196,578 shares and 2,842,966 shares as of December 31, 2021 and 2020, respectively	(125,753)	(119,046)
Total stockholders' equity	643,417	577,044
Total liabilities and stockholders' equity	$6,858,587	$6,201,888

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Interest and dividend income:
Interest and fees on loans receivable	$208,602	$211,836	$229,402
Interest on securities	6,230	10,536	14,661
Dividends on FHLB stock	941	902	1,147
Interest on deposits in other banks	902	592	1,562
Total interest and dividend income	216,675	223,866	246,772
Interest expense:
Interest on deposits	11,655	33,994	63,105
Interest on borrowings	1,697	2,367	763
Interest on subordinated debentures	8,273	6,607	7,032
Total interest expense	21,625	42,968	70,900
Net interest income before credit loss expense	195,050	180,898	175,872
Credit loss (recovery) expense	(24,403)	45,454	30,170
Net interest income after credit loss (recovery) expense	219,453	135,444	145,702
Noninterest income:
Service charges on deposit accounts	11,043	8,485	9,951
Trade finance and other service charges and fees	4,628	4,033	4,786
Gain on sale of Small Business Administration ("SBA") loans	17,266	5,247	5,251
Net gain (loss) on sales of securities	(499)	15,712	1,295
Other operating income	8,058	9,627	6,269
Total noninterest income	40,496	43,104	27,552
Noninterest expense:
Salaries and employee benefits	72,561	66,988	67,900
Occupancy and equipment	19,075	18,283	17,064
Data processing	12,003	11,222	8,755
Professional fees	5,566	6,771	9,060
Supplies and communications	3,026	3,096	2,936
Advertising and promotion	2,649	2,671	3,797
Other operating expenses	9,575	10,022	16,394
Total noninterest expense	124,455	119,053	125,906
Income before tax	135,494	59,495	47,348
Income tax expense	36,817	17,299	14,560
Net income	$98,677	$42,196	$32,788
Basic earnings per share	$3.22	$1.38	$1.06
Diluted earnings per share	$3.22	$1.38	$1.06
Weighted-average shares outstanding:
Basic	30,393,559	30,280,415	30,725,376
Diluted	30,471,747	30,280,415	30,760,422

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$98,677	$42,196	$32,788
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	(16,686)	15,283	14,583
Less: reclassification adjustment for net loss (gain) included in net income	499	(15,712)	(1,295)
Income tax benefit (expense) related to items of other comprehensive income	4,668	123	(3,827)
Other comprehensive income (loss), net of tax	(11,519)	(306)	9,461
Comprehensive income	$87,158	$41,890	$42,249

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at January 1, 2019	33,202,369	(2,273,932)	30,928,437	$33	$569,712	$(6,079)	$97,539	$(108,637)	$552,568
Stock options exercised	181,900	—	181,900	—	2,979	—	—	—	2,979
Restricted stock awards, net of forfeitures	91,133	—	91,133	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,125	—	—	—	3,125
Restricted stock surrendered due to employee tax liability	—	(26,846)	(26,846)	—	—	—	—	(517)	(517)
Repurchase of common stock	—	(375,000)	(375,000)	—	—	—	—	(7,362)	(7,362)
Cash dividends paid (common stock, $0.96/share)	—	—	—	—	—	—	(29,776)		(29,776)
Net income	—	—	—	—	—	—	32,788	—	32,788
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	9,461	—	—	9,461
Balance at December 31, 2019	33,475,402	(2,675,778)	30,799,624	$33	$575,816	$3,382	$100,551	$(116,515)	$563,267
Adjustment related to adopting of new accounting standards
ASU 2016-13 (See Notes 1 and 3)	—	—	—	—	—	—	(12,167)	—	(12,167)
Adjusted balance at January 1, 2020	33,475,402	(2,675,778)	30,799,624	33	575,816	3,382	88,384	(116,515)	551,100
Restricted stock awards, net of forfeitures	85,399	—	85,399	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,544	—	—	—	2,544
Restricted stock surrendered due to employee tax liability	—	(31,788)	(31,788)	—	—	—	—	(335)	(335)
Repurchase of common stock	—	(135,400)	(135,400)	—	—	—	—	(2,196)	(2,196)
Cash dividends paid (common stock, $0.52/share)	—	—	—	—	—	—	(15,960)	—	(15,960)
Net income	—	—	—	—	—	—	42,196	—	42,196
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(306)	—	—	(306)
Balance at December 31, 2020	33,560,801	(2,842,966)	30,717,835	$33	$578,360	$3,076	$114,621	$(119,046)	$577,044
Restricted stock awards, net of forfeitures	43,038	—	43,038	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,436	—	—	—	2,436
Restricted stock surrendered due to employee tax liability	—	(24,953)	(24,953)	—	—	—	—	(572)	(572)
Repurchase of common stock	—	(328,659)	(328,659)	—	—	—	—	(6,135)	(6,135)
Cash dividends paid (common stock, $0.54/share)	—	—	—	—	—	—	(16,514)	—	(16,514)
Net income	—	—	—	—	—	—	98,677	—	98,677
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(11,519)	—	—	(11,519)
Balance at December 31, 2021	33,603,839	(3,196,578)	30,407,261	$33	$580,796	$(8,443)	$196,784	$(125,753)	$643,417

See Accompanying Notes to Consolidated Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$98,677	$42,196	$32,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,089	10,952	9,532
Share-based compensation expense	2,436	2,544	3,125
Credit loss expense (recovery)	(24,403)	45,454	30,170
(Gain) loss on sales of securities	499	(15,712)	(1,295)
Gain on sales of SBA loans	(17,266)	(5,247)	(5,251)
Origination of SBA loans held for sale	(265,743)	(71,692)	(76,765)
Proceeds from sales of SBA loans	274,132	63,805	74,866
Change in bank-owned life insurance	(1,011)	(1,112)	(1,121)
Change in prepaid expenses and other assets	2,612	(29,986)	(5,770)
Change in income tax assets	3,312	(2,004)	(4,859)
Change in accrued expenses and other liabilities	4,395	21,006	3,376
Net cash provided by (used in) operating activities	93,729	60,203	58,796
Cash flows from investing activities:
Purchases of securities available for sale	(513,243)	(837,264)	(320,815)
Proceeds from matured, called and repayment of securities	275,624	233,572	159,942
Proceeds from sales of securities available for sale	55,884	495,566	113,306
Purchases of loans receivable	(28,862)	(10,400)	—
Purchases of premises and equipment	(2,724)	(4,392)	(1,579)
Proceeds from disposition of premises and equipment	45	842	5,655
Proceeds from sales of other real estate owned ("OREO")	1,479	159	716
Change in loans receivable, excluding purchases	(235,242)	(285,670)	(1,770)
Net cash provided by (used in) investing activities	(447,039)	(407,587)	(44,545)
Cash flows from financing activities:
Change in deposits	511,261	576,046	(48,273)
Change in overnight borrowings	—	(15,000)	(75,000)
Proceeds from (repayment of) borrowings	(12,500)	75,000	110,000
Issuance of subordinated debentures	107,929	—	—
Purchase of subordinated debentures	(13,043)	—	—
Proceeds from exercise of stock options	—	—	2,979
Cash paid for surrender of vested shares due to employee tax liability	(572)	(335)	(517)
Repurchase of common stock	(6,135)	(2,196)	(7,362)
Cash dividends paid	(16,514)	(15,960)	(29,776)
Net cash provided by (used in) financing activities	570,426	617,555	(47,949)
Net increase (decrease) in cash and due from banks	217,116	270,171	(33,698)
Cash and due from banks at beginning of year	391,849	121,678	155,376
Cash and due from banks at end of period	$608,965	$391,849	$121,678

Supplemental disclosures of cash flow information:
Interest expense paid	$25,028	$49,619	$71,064
Income taxes paid	$31,400	$18,020	$15,570
Non-cash activities:
Transfer of loans receivable to other real estate owned	$—	$2,652	$248
Income tax (expense) benefit related to items of other comprehensive income	$4,668	$123	$(3,827)
Change in right-of-use asset obtained in exchange for lease liability	$2,805	$23,207	$43,085

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

The Bank’s primary operations are related to traditional banking activities, including the acceptance of deposits and originating loans and investing in securities. The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American and other ethnic communities. The Bank’s full-service offices are located in markets where many of the businesses are owned by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. As of December 31, 2021, the Bank maintained a network of 35 full-service branch offices and 8 loan production offices in California, Texas, Illinois, Virginia, New Jersey, New York, Colorado, Georgia and Washington State.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Hanmi Financial and its wholly-owned subsidiaries, the Bank and Hanmi Financial Corporation Statutory Trust I. All intercompany transactions and balances have been eliminated in consolidation.

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

The COVID-19 pandemic has and may continue to materially impact the operations and business results of the Company. The extent to which the COVID-19 crisis may impact business activity or financial results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus or new variants and the actions required to contain the coronavirus or treat its impact, among others. This uncertainty may impact the accuracy of our significant estimates, which includes the allowance for credit losses, the allowance for credit losses related to off-balance sheet items, and the valuation of intangible assets including deferred tax assets, goodwill, and servicing assets.

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

Substantially all of the securities held by the Company are available for sale debt securities. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is recorded and an allowance for credit losses is established, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the risk of default of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $1.9 million and $1.2 million at December 31, 2021 and 2020, respectively, and was excluded from the estimate of credit losses.

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

Nonaccrual loans and nonperforming assets: Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become 90 or more days past due, unless management believes the loan is adequately collateralized and is in the process of collection. However, in certain instances, we may place a particular loan on nonaccrual status earlier, depending upon the individual circumstances surrounding the loan’s status. When an asset is placed on nonaccrual, previously accrued but unpaid interest is reversed against current interest income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual assets may be restored to accrual status when principal and interest become current and full repayment is expected, which generally occurs after payments of six months. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for nonaccrual.

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

The Company adopted ASU 2016-13 using the modified retrospective approach for loans carried at amortized cost. This approach resulted in the following changes effective January 1, 2020: a $17.4 million increase to the balance of the allowance for credit losses; a $335,000 decrease to the allowance for off-balance sheet items; and an after-tax charge of $12.2 million to retained earnings.

According to ASU 2016-13, the Company was required to measure its expected credit losses of financial assets on a collective (pool) basis when similar risk characteristic(s) exist. The Company segmented the loans primarily by loan types, including the collateral type, loan purpose, contract term, amortization and payment structure, considering that the same type of loans share considerable similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company used a Discounted Cash Flow (“DCF”) method, a Probability of Default/Loss Given Default (“PD/LGD”) method, or a Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses.

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

For all DCF models at January 1, 2020, the Company determined that four quarters represented a reasonable and supportable forecast period and reverted to a historical loss rate over twelve quarters on a straight-line basis. The Company leveraged quarterly economic projections from the Federal Open Market Committee (“FOMC”) and the Federal Reserve Economic Data (“FRED”) to inform its loss driver forecasts over the four-quarter forecast period. During the quarter ended June 30, 2020, the Company changed from using the FRED unemployment forecast to the Moody’s unemployment forecast, as Moody’s updates the unemployment forecast on a more frequent and timely basis, and thus provided a more appropriate basis for periodically re-estimating future cash flows. For each of these loan segments, the Company applied an expected loss ratio based on the discounted cash flows adjusted as appropriate for qualitative factors. Qualitative loss factors are based on the Company's judgment of company, market, industry or business specific data, changes in the underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, nonperforming and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

The Company used the PD/LGD method for the SBA portfolio to accommodate the unique nature of these loans. Although the PD/LGD methodology is an element of the DCF model, the stand-alone PD/LGD methodology minimizes complications related to the characteristics of SBA loans. A uniqueness of the SBA portfolio is that U.S. Small Business Administration policy requires servicers to undertake all reasonable collection efforts before charging-off the loan. As a result, the recovery rate for SBA loans tend to be more volatile and not intuitively correlated to economic factors.

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

In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has a policy to exclude accrued interest from the measurement of allowance for credit losses.

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

Prior to January 1, 2020, the Company followed an “incurred loss” approach in determining the allowance for credit losses. Under the incurred loss methodology, the allowance for credit losses represented management’s estimate of probable incurred losses inherent in the loan portfolio. Management’s estimates were based on: previous loss experience; the growth, size and composition of the loan portfolio; the value of collateral; and current economic conditions. These estimates were inherently uncertain and depended on the outcome of future events. The allowance was determined through an analysis involving quantitative calculations based on historic loss rates and qualitative adjustments to account for risk and uncertainties, as well as general allowances and individual impairment calculations for certain individual loans.

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

Loans were measured for impairment when it was probable that not all amounts, including principal and interest, were to be collected in accordance with the original contractual terms of the loan agreement. The amount of impairment and any subsequent changes were recorded through the provision for credit losses as an adjustment to the allowance for credit losses. Recoveries were applied to the allowance for credit losses when realized. The Company charged or credited the income statement for changes to the estimated allowance at least quarterly based upon the allowance need.

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

For unsecured consumer loans where the borrower files for bankruptcy, the loan was considered a loss within 60 days of receipt of notification of filing from the bankruptcy court. Other unsecured consumer loans were considered a loss if they were more than 90 days past due. Other events, such as fraud or death result in charge offs being recorded in an earlier period.

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

Individually Evaluated Loans

Prior to the adoption of ASU 2016-13, impaired loans were measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan was collateral dependent, less estimated costs to sell. If the estimated value of the impaired loan was less than the recorded investment in the loan, the Company charged-off the deficiency against the allowance for credit losses or we established a specific allowance in the allowance for credit losses. Additionally, we excluded from the quarterly migration analysis impaired loans when determining the amount of the allowance for credit losses required for the period.

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

Servicing Assets

Servicing assets are initially recorded at fair value, which represents the price paid, and amortized in proportion to, and over the period of, estimated net servicing income.

Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of adequate compensation cost, for the estimated life of the loan, using a discount rate and a constant prepayment rate. Management periodically evaluates the servicing assets for impairment. Impairment, if it occurs, is recognized in a valuation allowance in the period of impairment.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of acquired intangible assets arising from acquisitions, including core deposit and third-party originator intangibles. The acquired intangible assets are initially measured at fair value and then are amortized on the straight-line method over their estimated useful lives while goodwill is not amortized.

Goodwill and other intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company performed its annual impairment test and determined no impairment existed as of December 31, 2021.

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

Bank-Owned Life Insurance

We have purchased single premium life insurance policies (“bank-owned life insurance”) on certain officers. The Bank and named beneficiaries of various current covered officers are the beneficiaries under each policy. In the event of the death of a covered officer, the Bank and named beneficiaries of the covered officer will receive the specified insurance benefit from the insurance carrier. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due, if any, that are probable at settlement. Under the Split Dollar Death Benefit Agreement, upon death of an active employee, the designated beneficiary(ies) are eligible to receive benefits, which in the aggregate, totaled $3.0 million at December 31, 2021.

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

Share-Based Compensation

The Company may provide awards of options, stock appreciation rights, restricted stock awards, restricted stock unit awards, shares granted as a bonus or in lieu of another award, dividend equivalent, other stock-based award or performance award, together with any other right or interest to a participant. Plan participants may include executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. All stock options granted under its stock-based benefit plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock options granted generally vest based on three to five years of continuous service and expire 10 years from the date of grant. Restricted stock awards become fully vested after a certain number of years or after certain performance criteria are met. Performance stock units vest upon achievement of certain criteria and may have dividend equivalent rights associated with them. Hanmi Financial becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions or if certain market condition criteria are not met. Forfeitures of restricted stock are treated as canceled shares.

Excess tax benefits from the exercise or vesting of share-based awards are included as a reduction in the provision for income tax expense in the period in which the exercise or vesting occurs.

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

Treasury Stock

In January 2019, the Company's Board of Directors adopted a stock repurchase program. Under this repurchase program, the Company may repurchase up to 5.0 percent of its outstanding shares or approximately 1.5 million shares of its common stock. The program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to purchase any particular number of shares. During the year ended December 31, 2021, the Company repurchased 328,659 shares of common stock at a cost of $6.1 million under this program.

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

Accounting Standards Adopted in 2021

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU No. 2019-12. This ASU, among other provisions, removes specific exceptions to the general principles in Topic 740 in GAAP. It eliminates certain exceptions to existing guidance related to (1) exceptions to the incremental approach for intra-period tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also requires an entity to: (1) recognize franchise taxes that are partially based on income; (2) evaluate transactions that result in a step up in the tax basis of goodwill to identify whether it should be considered part of the business combination in which the book goodwill was originally recognized; and (3) reflect the effect of enacted changes in tax laws in the effective income tax rate in the first interim period that includes the enactment date of the new legislation. The amendments in this update became effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Our adoption of this guidance did not have a material impact on the financial statements.

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

The adoption of this standard is not expected to have material effect on the Company’s operating results or financial condition.

Note 2 — Securities

The following is a summary of securities available for sale as of December 31, 2021 and 2020:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
December 31, 2021
U.S. Treasury securities	$15,457	$1	$(61)	$15,397
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	615,393	18	(7,906)	607,505
Collateralized mortgage obligations	95,153	41	(1,590)	93,604
Debt securities	117,499	—	(1,603)	115,896
Total U.S. government agency and sponsored agency obligations	828,045	59	(11,099)	817,005
Municipal bonds-tax exempt	79,152	117	(881)	78,388
Total securities available for sale	$922,654	$177	$(12,041)	$910,790
December 31, 2020
U.S. Treasury securities	$9,997	$135	$—	$10,132
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	515,169	4,260	(188)	519,242
Collateralized mortgage obligations	133,632	186	(217)	133,601
Debt securities	90,660	148	(1)	90,807
Total U.S. government agency and sponsored agency obligations	739,461	4,594	(406)	743,649
Total securities available for sale	$749,458	$4,729	$(406)	$753,781

The amortized cost and estimated fair value of securities as of December 31, 2021, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Within one year	$1,103	$1,108
Over one year through five years	126,483	125,069
Over five years through ten years	51,338	50,770
Over ten years	743,730	733,843
Total	$922,654	$910,790

The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2021 and 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(in thousands, except number of securities)
December 31, 2021
U.S. Treasury securities	$(61)	$8,391	2	$—	$—	—	$(61)	$8,391	2
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	(6,252)	535,610	102	(1,654)	59,457	11	(7,906)	595,067	113
Collateralized mortgage obligations	(1,256)	76,894	16	(334)	12,548	3	(1,590)	89,442	19
Debt securities	(1,503)	110,996	21	(100)	4,900	1	(1,603)	115,896	22
Total U.S. government agency and sponsored agency obligations	(9,011)	723,500	139	(2,088)	76,905	15	(11,099)	800,405	154
Municipal bonds-tax exempt	(881)	68,548	17	—		—	(881)	68,548	17
Total	$(9,953)	$800,439	158	$(2,088)	$76,905	15	$(12,041)	$877,344	173
December 31, 2020
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	$(188)	$76,023	10	$—	$—	—	(188)	76,023	10
Collateralized mortgage obligations	(217)	97,659	21	—	—	—	(217)	97,659	21
Debt securities	(1)	4,999	1	—	—	—	(1)	4,999	1
Total U.S. government agency and sponsored agency obligations	(406)	178,681	32	—	—	—	(406)	178,681	32
Total	$(406)	$178,681	32	$—	$—	—	$(406)	$178,681	32

The Company evaluates its available-for-sale securities portfolio for impairment on a quarterly basis. This assessment takes into account the changes in the credit quality of these debt securities since acquisition and the likelihood of a credit loss occurring over the life of the securities. In the event that a credit loss is expected to occur in the future, an allowance is established and a corresponding credit loss is recognized. Based on this analysis, the Company determined that no credit losses are expected to be realized on the tax-exempt municipal bond portfolio. The remainder of the securities portfolio consists of U.S. Treasury obligations, U.S. government agency securities, and U.S. government sponsored agency securities, all of which have the backing of the U.S. government, and are therefore not expected to incur credit losses.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Gross realized gains on sales of securities	$99	$15,712	$1,359
Gross realized losses on sales of securities	(598)	—	(64)
Net realized gains (losses) on sales of securities	$(499)	$15,712	$1,295
Proceeds from sales of securities	$55,884	495,566	113,306

For the year ended December 31, 2021, the Company recorded $499,000 in net realized losses from sale of securities that had previously been recognized as net unrealized losses of $123,000 in comprehensive income.

For the year ended December 31, 2020, the Company recorded $15.7 million in net realized gains from sale of securities that had previously been recognized as net unrealized gains of $15.3 million in comprehensive income. For the year ended December 31, 2019, the Company recorded $1.3 million in net realized gains from the sale of securities that had previously been recognized as net unrealized losses of $586,000 in comprehensive income.

Securities available for sale with market values of $34.7 million and $27.3 million as of December 31, 2021 and 2020, respectively, were pledged to secure advances from the Federal Reserve Bank, Discount Window facility, and for other purposes as required or permitted by law.

At year-end 2021, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies in an amount greater than 10 percent of shareholders’ equity.

Note 3 — Loans Receivable

The Board of Directors and management review and approve the Bank’s loan policy and procedures on a regular basis to reflect matters such as regulatory and organizational structure changes, strategic planning revisions, concentrations of credit, loan delinquencies and nonperforming loans, and problem loans.

Real estate loans are loans secured by liens or interest in real estate, to provide for the purchase, construction or refinance on real estate properties. Commercial and industrial loans consist of commercial term loans, commercial lines of credit and can include SBA loans. Alternatively, SBA loans can be real estate secured. Leases receivable include equipment finance agreements, which are typically secured by the business assets being financed. We maintain management loan review and monitoring departments that review and monitor pass graded loans as well as problem loans to prevent further deterioration.

Concentrations of Credit: The majority of the Bank’s loan portfolio consists of commercial real estate loans.

Loans receivable, net

Loans receivable consisted of the following as of the dates indicated:

	December 31,
	2021	2020
	(in thousands)
Real estate loans:
Commercial property
Retail	$970,134	$824,606
Hospitality	717,692	859,953
Other (1)	1,919,033	1,610,377
Total commercial property loans	3,606,859	3,294,936
Construction	95,006	58,882
Residential/consumer loans	400,546	345,831
Total real estate loans	4,102,411	3,699,649
Commercial and industrial loans	561,831	757,255
Leases receivable	487,299	423,264
Loans receivable	5,151,541	4,880,168
Allowance for credit losses	(72,557)	(90,426)
Loans receivable, net	$5,078,984	$4,789,742

(1)

Includes, among other property types, mixed-use, gas station, apartment, office, industrial, faith-based facilities and warehouse; the remaining real estate categories represent less than one percent of the Bank's total loans receivable.

The CARES Act allows financial institutions to assist customers in dealing with financial hardship by (a) providing federal funding so that financial institutions can originate SBA loans to borrowers at a low interest rate under the Paycheck Protection Program (“PPP”) with eventual debt forgiveness should the borrower continue to meet certain criteria; and (b) allowing financial institutions to temporarily modify loan terms by deferring loan payments, loan fees, etc. without considering them TDRs.

At December 31, 2021 and 2020, there were $3.0 million and $295.7 million, respectively, of PPP loans included in commercial and industrial loans in the table above.

Accrued interest on loans was $10.1 million and $15.2 million at December 31, 2021 and 2020, respectively. Accrued interest at December 31, 2021 and 2020 included unpaid deferred interest receivable related to loans modified under the CARES Act of $3.4 million, net of a $0 valuation allowance and $7.5 million, net of a $1.7 million valuation allowance, respectively.

At December 31, 2021 and 2020, loans of $2.30 billion and $2.17 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following table details the information on SBA loans held for sale by portfolio segment for the years ended December 31, 2021 and 2020:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
December 31, 2021
Balance at beginning of period	$8,042	$526	$8,568
Originations and transfers	87,775	177,968	265,743
Sales	(88,858)	(172,995)	(261,853)
Principal paydowns and amortization	(5)	889	884
Balance at end of period	$6,954	$6,388	$13,342

December 31, 2020
Balance at beginning of period	$2,943	$3,077	$6,020
Originations and transfers	44,770	26,922	71,692
Sales	(39,666)	(29,386)	(69,052)
Principal paydowns and amortization	(5)	(87)	(92)
Balance at end of period	$8,042	$526	$8,568

Loans held for sale was comprised of $13.3 million and $8.6 million of the guaranteed portion of SBA 7(a) loans at December 31, 2021 and 2020, respectively. There were no second draw PPP loans held for sale at December 31, 2021. For the year ended December 31, 2021, the Company recognized $3.0 million of gains on the sale of $132.7 million second draw PPP loans. There were no such sales in 2020.

Allowance for credit losses

Activity in the allowance for credit losses was as follows for the periods indicated:

	As of and for the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Allowance for credit losses:
Balance at beginning of period	$90,426	$61,408	$31,974
Adjustment related to adoption of ASU 2016-13	—	17,433	—
Adjusted balance	90,426	78,841	31,974
Less loans receivable charged off	6,373	33,952	4,588
Recoveries on loans receivable previously charged off	(12,650)	(3,063)	(3,852)
Provision (recovery) for credit losses	(24,146)	42,474	30,170
Balance at end of period	$72,557	$90,426	$61,408

The following table details the information on the allowance for credit losses by portfolio segment for the years ended December 31, 2021, 2020 and 2019:

	Real Estate	Commercial and Industrial	Leases Receivable	Unallocated	Total
	(in thousands)
December 31, 2021
Allowance for credit losses:
Beginning balance	$51,876	$21,410	$17,140	$—	$90,426
Less loans charged off	1,427	546	4,400	—	6,373
Recoveries on loans receivable previously charged off	(10,807)	(897)	(946)	—	(12,650)
Provision (recovery) for credit losses	(12,366)	(9,343)	(2,437)	—	(24,146)
Ending balance	$48,890	$12,418	$11,249	$—	$72,557

December 31, 2020
Allowance for credit losses:
Beginning balance	$36,435	$16,206	$8,767	$—	$61,408
Adjustment related to adoption of ASU 2016-13	14,028	(2,497)	5,902	—	17,433
Adjusted balance	50,463	13,709	14,669	—	78,841
Less loans charged off	15,567	13,312	5,073	—	33,952
Recoveries on loans receivable previously charged off	(2,124)	(336)	(603)	—	(3,063)
Provision for credit losses	14,856	20,677	6,941	—	42,474
Ending balance	$51,876	$21,410	$17,140	$—	$90,426

December 31, 2019
Allowance for credit losses:
Beginning balance	$18,482	$7,162	$6,303	$27	$31,974
Less loans charged off	132	1,293	3,162	—	4,588
Recoveries on loans receivable previously charged off	(2,190)	(1,241)	(422)	—	(3,852)
Provision (recovery) for credit losses	15,896	9,097	5,205	(27)	30,170
Ending balance	$36,435	$16,206	$8,767	$—	$61,408

The table below presents the allowance for credit losses by portfolio segment as a percentage of the total allowance for credit losses and loans by portfolio segment as a percentage of the aggregate investment of loans receivable for the years ended December 31, 2021 and 2020:

	December 31, 2021				December 31, 2020
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$6,579	9.1%	$970,134	18.8%	$4,855	5.4%	$824,606	16.9%
Hospitality	22,670	31.2%	717,692	13.9%	28,801	31.9%	859,953	17.6%
Other	15,065	20.8%	1,919,033	37.3%	13,991	15.4%	1,610,377	33.0%
Total commercial property loans	44,314	61.1%	3,606,859	70.0%	47,647	52.7%	3,294,936	67.5%
Construction	4,078	5.6%	95,006	1.8%	2,876	3.2%	58,882	1.2%
Residential/consumer loans	498	0.7%	400,546	7.8%	1,353	1.5%	345,831	7.1%
Total real estate loans	48,890	67.4%	4,102,411	79.6%	51,876	57.4%	3,699,649	75.8%
Commercial and industrial loans	12,418	17.1%	561,831	10.9%	21,410	23.6%	757,255	15.5%
Leases receivable	11,249	15.5%	487,299	9.5%	17,140	19.0%	423,264	8.7%
Total	$72,557	100.0%	$5,151,541	100.0%	$90,426	100.0%	$4,880,168	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2021 and 2020, for which repayment is expected to be obtained through the sale of the underlying collateral and any collateral dependent loans that are still accruing but are considered nonperforming.

	December 31,
	2021	2020
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,917	$6,330
Hospitality	—	20,612
Other	499	8,410
Total commercial property loans	2,416	35,352
Construction	—	24,854
Residential/consumer loans	982	2,867
Total real estate loans	3,398	63,073
Commercial and industrial loans	—	41
Total (1)	$3,398	$63,114

(1)

Includes, among other property types, hospitality, retail and other, mixed-use, gas station, apartment, office, industrial, faith-based facilities and warehouse; the remaining real estate categories represent less than one percent of the Bank's total loans receivable.

Loan Quality Indicators

As part of the on-going monitoring of the quality of our loan portfolio, we utilize an internal loan grading system to identify credit risk and assign an appropriate grade (from 1 to 8) for each loan in our portfolio. A third-party loan review is required on an annual basis. Additional adjustments are made when determined to be necessary. The loan grade definitions are as follows:

Pass and Pass-Watch: Pass and Pass-Watch loans, grades (1-4), are in compliance with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weaknesses as defined under “Special Mention,” “Substandard” or “Doubtful.” This category is the strongest level of the Bank’s loan grading system. It consists of all performing loans with no identified credit weaknesses. It includes cash and stock/security secured loans or other investment grade loans.

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

As of December 31, 2021 and 2020, the recorded investment in pass/pass-watch, special mention and classified (substandard, doubtful and loss) loans, disaggregated by loan class, were as follows:

	Pass/Pass- Watch	Special Mention	Classified	Total
	(in thousands)
December 31, 2021
Real estate loans:
Commercial property
Retail	$952,651	$5,949	$11,534	$970,134
Hospitality	662,834	36,248	18,610	717,692
Other	1,891,877	9,846	17,310	1,919,033
Total commercial property loans	3,507,362	52,043	47,454	3,606,859
Construction	74,439	20,567	—	95,006
Residential/consumer loans	396,007	3,557	982	400,546
Total real estate loans	3,977,808	76,167	48,436	4,102,411
Commercial and industrial loans	537,652	19,127	5,052	561,831
Leases receivable	480,154	—	7,145	487,299
Total loans receivable	$4,995,614	$95,294	$60,633	$5,151,541

December 31, 2020
Real estate loans:
Commercial property
Retail	$807,348	$3,382	$13,876	$824,606
Hospitality	788,369	26,086	45,498	859,953
Other	1,571,012	23,876	15,489	1,610,377
Total commercial property loans	3,166,729	53,344	74,863	3,294,936
Construction	34,028	—	24,854	58,882
Residential/consumer loans	337,549	5,078	3,204	345,831
Total real estate loans	3,538,306	58,422	102,921	3,699,649
Commercial and industrial loans	712,685	18,556	26,014	757,255
Leases receivable	412,030	—	11,234	423,264
Total loans receivable	$4,663,021	$76,978	$140,169	$4,880,168

At December 31, 2021, of the $2.3 million of loans modified in accordance with the provision of the CARES Act, $1.1 million were in pass/pass-watch, $0 were special mention, and $1.2 million were classified. At December 31, 2020, of the $155.6 million of loans modified in accordance with the provision of the CARES Act, $99.9 million were in pass/pass-watch, $31.3 million were special mention, and $24.4 million were classified.

Loans by Vintage Year and Risk Rating

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
December 31, 2021
Real estate loans:
Commercial property
Risk Rating
Pass / Pass Watch	$1,203,197	$706,470	$488,250	$406,288	$277,680	$384,064	$41,413	$3,507,362
Special Mention	—	18,869	7,593	—	6,999	16,879	1,703	52,043
Classified	—	—	5,450	17,247	2,965	21,792	—	47,454
Total commercial property	1,203,197	725,339	501,293	423,535	287,644	422,735	43,116	3,606,859

Construction
Risk Rating
Pass / Pass Watch	73,808	631	—	—	—	—	—	74,439
Special Mention	—	—	—	—	—	20,567	—	20,567
Classified	—	—	—	—	—	—	—	—
Total construction	73,808	631	—	—	—	20,567	—	95,006

Residential/consumer loans
Risk Rating
Pass / Pass Watch	194,948	16,975	247	19,813	73,567	82,076	8,381	396,007
Special Mention	—	—	—	930	406	2,221	—	3,557
Classified	—	—	—	—	965	17	—	982
Total residential/consumer loans	194,948	16,975	247	20,743	74,938	84,314	8,381	400,546

Total real estate loans
Risk Rating
Pass / Pass Watch	1,471,953	724,076	488,497	426,101	351,247	466,140	49,794	3,977,808
Special Mention	—	18,869	7,593	930	7,405	39,667	1,703	76,167
Classified	—	—	5,450	17,247	3,930	21,809	—	48,436
Total real estate loans	1,471,953	742,945	501,540	444,278	362,582	527,616	51,497	4,102,411

Commercial and industrial loans:
Risk Rating
Pass / Pass Watch	264,762	55,135	36,937	15,780	10,874	6,016	148,148	537,652
Special Mention	—	274	13,989	—	67	4,802	(5)	19,127
Classified	—	3	708	145	19	886	3,291	5,052
Total commercial and industrial loans	264,762	55,412	51,634	15,925	10,960	11,704	151,434	561,831

Leases receivable:
Risk Rating
Pass / Pass Watch	239,738	79,400	101,460	47,485	10,683	1,388	—	480,154
Special Mention	—	—	—	—	—	—	—	—
Classified	716	981	3,575	1,328	347	198	—	7,145
Total leases receivable	240,454	80,381	105,035	48,813	11,030	1,586	—	487,299

Total loans receivable:
Risk Rating
Pass / Pass Watch	1,976,453	858,611	626,894	489,366	372,804	473,544	197,942	4,995,614
Special Mention	—	19,143	21,582	930	7,472	44,469	1,698	95,294
Classified	716	984	9,733	18,720	4,296	22,893	3,291	60,633
Total loans receivable	$1,977,169	$878,738	$658,209	$509,016	$384,572	$540,906	$202,931	$5,151,541

(1)	Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
December 31, 2020
Real estate loans:
Commercial property
Risk Rating
Pass / Pass Watch	$920,876	$513,962	$479,221	$343,659	$418,362	$459,366	$31,283	$3,166,729
Special Mention	23,429	2,484	8,630	1,672	14,971	2,158	—	53,344
Classified	20,307	4,276	9,239	3,084	18,712	19,115	130	74,863
Total commercial property	964,612	520,722	497,090	348,415	452,045	480,639	31,413	3,294,936

Construction
Risk Rating
Pass / Pass Watch	33,415	613	—	—	—	—	—	34,028
Special Mention	—	—	—	—	—	—	—	—
Classified	12,808	—	12,046	—	—	—	—	24,854
Total construction	46,223	613	12,046	—	—	—	—	58,882

Residential/consumer loans
Risk Rating
Pass / Pass Watch	27,997	962	37,122	127,987	82,124	54,004	7,353	337,549
Special Mention	—	—	930	828	1,863	1,457	—	5,078
Classified	—	—	620	2,283	301	—	—	3,204
Total residential/consumer loans	27,997	962	38,672	131,098	84,288	55,461	7,353	345,831

Total real estate loans
Risk Rating
Pass / Pass Watch	982,288	515,537	516,343	471,646	500,486	513,370	38,636	3,538,306
Special Mention	23,429	2,484	9,560	2,500	16,834	3,615	—	58,422
Classified	33,115	4,276	21,905	5,367	19,013	19,115	130	102,921
Total real estate loans	1,038,832	522,297	547,808	479,513	536,333	536,100	38,766	3,699,649

Commercial and industrial loans:
Risk Rating
Pass / Pass Watch	406,486	73,160	54,110	17,834	4,464	9,910	146,721	712,685
Special Mention	7,239	4,509	4,146	1,110	31	1,074	447	18,556
Classified	8,552	4,784	1,364	930	4,380	1,359	4,645	26,014
Total commercial and industrial loans	422,277	82,453	59,620	19,874	8,875	12,343	151,813	757,255

Leases receivable:
Risk Rating
Pass / Pass Watch	113,712	165,242	91,408	30,405	10,096	1,167	—	412,030
Special Mention	—	—	—	—	—	—	—	—
Classified	452	5,728	3,137	876	804	237	—	11,234
Total leases receivable	114,164	170,970	94,545	31,281	10,900	1,404	—	423,264

Total loans receivable:
Risk Rating
Pass / Pass Watch	1,502,486	753,939	661,861	519,885	515,046	524,447	185,357	4,663,021
Special Mention	30,668	6,993	13,706	3,610	16,865	4,689	447	76,978
Classified	42,119	14,788	26,406	7,173	24,197	20,711	4,775	140,169
Total loans receivable	$1,575,273	$775,720	$701,973	$530,668	$556,108	$549,847	$190,579	$4,880,168

(1)	Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision

Loans by Vintage Year and Payment Performance

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
December 31, 2021
Real estate loans:
Commercial property
Payment performance
Performing	$1,203,197	$725,339	$501,293	$423,515	$286,935	$419,464	$43,116	$3,602,859
Nonperforming	—	—	—	20	709	3,271	—	4,000
Total commercial property	1,203,197	725,339	501,293	423,535	287,644	422,735	43,116	3,606,859

Construction
Payment performance
Performing	73,808	631	—	—	—	20,567	—	95,006
Nonperforming	—	—	—	—	—	—	—	—
Total construction	73,808	631	—	—	—	20,567	—	95,006

Residential/consumer loans
Payment performance
Performing	194,948	16,975	247	20,743	73,973	84,052	8,381	399,319
Nonperforming	—	—	—	—	965	262	—	1,227
Total residential/consumer loans	194,948	16,975	247	20,743	74,938	84,314	8,381	400,546

Total real estate loans
Payment performance
Performing	1,471,953	742,945	501,540	444,258	360,908	524,083	51,497	4,097,184
Nonperforming	—	—	—	20	1,674	3,533	—	5,227
Total real estate loans	1,471,953	742,945	501,540	444,278	362,582	527,616	51,497	4,102,411

Commercial and industrial loans:
Payment performance
Performing	264,762	55,409	50,926	15,925	10,956	11,431	151,434	560,843
Nonperforming	—	3	708	—	4	273	—	988
Total commercial and industrial loans	264,762	55,412	51,634	15,925	10,960	11,704	151,434	561,831

Leases receivable:
Payment performance
Performing	239,738	79,400	101,460	47,484	10,684	1,388	—	480,154
Nonperforming	716	981	3,575	1,329	346	198	—	7,145
Total leases receivable	240,454	80,381	105,035	48,813	11,030	1,586	—	487,299

Total loans receivable:
Payment performance
Performing	1,976,453	877,754	653,926	507,667	382,548	536,902	202,931	5,138,181
Nonperforming	716	984	4,283	1,349	2,024	4,004	—	13,360
Total loans receivable	$1,977,169	$878,738	$658,209	$509,016	$384,572	$540,906	$202,931	$5,151,541

(1)	Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
December 31, 2020
Real estate loans:
Commercial property
Payment performance
Performing	$961,973	$520,330	$496,936	$346,029	$437,231	$471,067	$31,283	$3,264,849
Nonperforming	2,639	392	154	2,386	14,814	9,572	130	30,087
Total commercial property	964,612	520,722	497,090	348,415	452,045	480,639	31,413	3,294,936

Construction
Payment performance
Performing	33,415	613	—	—	—	—	—	34,028
Nonperforming	12,808	—	12,046	—	—	—	—	24,854
Total construction	46,223	613	12,046	—	—	—	—	58,882

Residential/consumer loans
Payment performance
Performing	27,997	962	38,052	129,669	83,987	55,461	7,353	343,481
Nonperforming	—	—	620	1,429	301	—	—	2,350
Total residential/consumer loans	27,997	962	38,672	131,098	84,288	55,461	7,353	345,831

Total real estate loans
Payment performance
Performing	1,023,385	521,905	534,988	475,698	521,218	526,528	38,636	3,642,358
Nonperforming	15,447	392	12,820	3,815	15,115	9,572	130	57,291
Total real estate loans	1,038,832	522,297	547,808	479,513	536,333	536,100	38,766	3,699,649

Commercial and industrial loans:
Payment performance
Performing	413,725	77,672	59,436	19,002	8,875	12,228	151,813	742,751
Nonperforming	8,552	4,781	184	872	—	115	—	14,504
Total commercial and industrial loans	422,277	82,453	59,620	19,874	8,875	12,343	151,813	757,255

Leases receivable:
Payment performance
Performing	113,712	165,242	91,408	30,405	10,096	1,167	—	412,030
Nonperforming	452	5,728	3,137	876	804	237	—	11,234
Total leases receivable	114,164	170,970	94,545	31,281	10,900	1,404	—	423,264

Total loans receivable:
Payment performance
Performing	1,550,822	764,819	685,832	525,105	540,189	539,923	190,449	4,797,139
Nonperforming	24,451	10,901	16,141	5,563	15,919	9,924	130	83,029
Total loans receivable	$1,575,273	$775,720	$701,973	$530,668	$556,108	$549,847	$190,579	$4,880,168

(1)	Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision

Individually Evaluated Loans

Prior to the adoption of ASU 2016-13, loans were individually evaluated based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan was collateral dependent, less estimated costs to sell. If the estimated value of the individually evaluated loan was less than the recorded investment in the loan, the Company charged-off the deficiency against the allowance for credit losses or we established a specific allowance in the allowance for credit losses. Additionally, we excluded from the quarterly migration analysis individually evaluated loans when determining the amount of the allowance for credit losses required for the period.

Under ASU 2016-13, the Company reviews all loans on an individual basis when they do not share similar risk characteristics with loan pools. Individually evaluated loans are measured for expected credit losses based on the present value of expected cash flows discounted at the effective interest rate, the observable market price, or the fair value of collateral. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, less estimated costs to sell. The allowance for collateral-dependent loans varies based on the collateral coverage of the loan at the time of the designation as nonperforming. We continue to monitor the collateral coverage on these loans on a quarterly basis, based on recent appraisals, and adjust the allowance accordingly.

Nonaccrual Loans and Nonperforming Assets

The following tables represent the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of December 31, 2021 and 2020.

	December 31, 2021
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,918	$—	$—	$1,918
Hospitality	—	—	—	—
Other	1,745	337	—	2,082
Total commercial property loans	3,663	337	—	4,000
Construction	—	—	—	—
Residential/consumer loans	982	245	—	1,227
Total real estate loans	4,645	582	—	5,227
Commercial and industrial loans	8	980	—	988
Leases receivable	1,172	5,973	—	7,145
Total	$5,825	$7,535	$—	$13,360

	December 31, 2020
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$6,330	$—	$—	$6,330
Hospitality	20,612	—	—	20,612
Other	2,236	909	—	3,145
Total commercial property loans	29,178	909	—	30,087
Construction	24,854	—	—	24,854
Residential/consumer loans	2,350	—	—	2,350
Total real estate loans	56,382	909	—	57,291
Commercial and industrial loans	58	14,449	—	14,507
Leases receivable	2,318	8,916	—	11,234
Total	$58,758	$24,274	$—	$83,032

The following is an aging analysis of loans, disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
	(in thousands)
December 31, 2021
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$970,134	$970,134
Hospitality	556	—	—	556	717,136	717,692
Other	92	691	499	1,282	1,917,751	1,919,033
Total commercial property loans	648	691	499	1,838	3,605,021	3,606,859
Construction	—	—	—	—	95,006	95,006
Residential/consumer loans	570	750	556	1,876	398,670	400,546
Total real estate loans	1,218	1,441	1,055	3,714	4,098,697	4,102,411
Commercial and industrial loans	56	9	—	65	561,766	561,831
Leases receivable	3,764	1,992	1,181	6,937	480,362	487,299
Total loans receivable	$5,038	$3,442	$2,236	$10,716	$5,140,825	$5,151,541

December 31, 2020
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$824,606	$824,606
Hospitality	—	—	11,076	11,076	848,877	859,953
Other	—	—	731	731	1,609,646	1,610,377
Total commercial property loans	—	—	11,807	11,807	3,283,129	3,294,936
Construction	—	12,807	—	12,807	46,075	58,882
Residential/consumer loans	4,693	461	564	5,718	340,113	345,831
Total real estate loans	4,693	13,268	12,371	30,332	3,669,317	3,699,649
Commercial and industrial loans	282	27	12,487	12,796	744,459	757,255
Leases receivable	4,051	1,786	4,675	10,512	412,752	423,264
Total loans receivable	$9,026	$15,081	$29,533	$53,640	$4,826,528	$4,880,168

There were no loans that were 90 days or more past due and accruing interest as of December 31, 2021 and 2020. In addition, $11.1 million and $53.4 million of loans current or past due less than 90 days were classified as nonaccrual at December 31, 2021 and 2020, respectively.

At December 31, 2021, for loans currently modified under the CARES Act, $47,000 were 30-59 days past due, $5,000 were 60-89 days past due, and no loans were 90 days or more past due.  For loans previously modified under the CARES Act, $1.2 million were 30-59 days past due, $1.1 million were 60-89 days past due, and $1.1 million were 90 days or more past due. At December 31, 2020, all $155.6 million of currently modified loans under the CARES Act were classified as current. For loans previously modified under the CARES Act, $4.9 million were 30-59 days past due, $1.7 million were 60-89 days past due, and $13.9 million were 90 days or more past due.

The following table details nonaccrual loans, disaggregated by loan class, as of the dates indicated:

	As of December 31,
	2021	2020
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,918	$6,330
Hospitality	—	20,612
Other	2,082	3,145
Total commercial property loans	4,000	30,087
Construction	—	24,854
Residential/consumer loans	1,227	2,350
Total real estate loans	5,227	57,291
Commercial and industrial loans	988	14,507
Leases receivable	7,145	11,234
Total nonaccrual loans	$13,360	$83,032

The following table details nonperforming assets as of the dates indicated:

	As of December 31,
	2021	2020
	(in thousands)
Nonaccrual loans	$13,360	$83,032
Loans receivable 90 days or more past due and still accruing	—	—
Total nonperforming loans receivable	13,360	83,032
Other real estate owned ("OREO")	675	2,360
Total nonperforming assets	$14,035	$85,392

OREO consisted of one property with a carrying value of $675,000 as of December 31, 2021, and four properties with a combined carrying value of $2.4 million as of December 31, 2020. OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020.

Troubled Debt Restructuring

The following table details the recorded investment in TDRs, disaggregated by concession type and by loan type, as of December 31, 2021 and 2020:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
December 31, 2021
Real estate loans	$346	$2,046	$372	$—	$2,764	$—	$—	$—	$—	$—
Commercial and industrial loans	—	124	—	—	124	—	—	—	—	—
Total	$346	$2,170	$372	$—	$2,888	$—	$—	$—	$—	$—

December 31, 2020
Real estate loans	$1,095	$3,334	$12,492	$—	$16,921	$513	$—	$67	$7,290	$7,870
Commercial and industrial loans	—	144	—	—	144	—	—	4	56	60
Total	$1,095	$3,478	$12,492	$—	$17,065	$513	$—	$71	$7,346	$7,930

As of December 31, 2021, accruing TDRs are collectively evaluated along with performing and accruing loans and nonaccrual TDRs are individually evaluated for specific expected credit losses using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. At December 31, 2021 and 2020, nonaccrual TDRs were subjected to specific expected credit losses analysis. We determined an expected credit losses allowance of $4,000 and $16,000 as of December 31, 2021 and 2020, respectively, related to these loans and such allowances were included in the allowance for credit losses.

The following table presents the number of loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2021, 2020 and 2019 with their pre- and post-modification recorded amounts.

	December 31, 2021			December 31, 2020			December 31, 2019
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands except for number of loans)
Real estate loans	—	$—	$—	5	$4,479	$3,676	6	$41,292	$42,329
Commercial and industrial loans	—	—	—	—	—	—	2	12,779	12,562
Total	—	$—	$—	5	$4,479	$3,676	8	$54,071	$54,892

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. No loans defaulted during the twelve months ended December 31, 2021 following modification. During the year ended December 31, 2020, one loan for $398,000 defaulted within the twelve-month period following modification. The allowance for credit losses resulting from these defaulted loans were $0 and $3,000 as of December 31, 2021 and 2020, respectively.

Note 4 — Servicing Assets

The changes in servicing assets for the years ended December 31, 2021 and 2020 were as follows:

	As of December 31,
	2021	2020
	(in thousands)
Balance at beginning of period	$6,212	$6,956
Additions related to sale of SBA loans	3,160	1,517
Amortization	(2,292)	(2,261)
Balance at end of period	$7,080	$6,212

At December 31, 2021 and 2020, we serviced loans sold to unaffiliated parties in the amount of $473.5 million and $429.4 million, respectively. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

The Company recorded servicing fee income of $4.6 million, $4.2 million and $4.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Net amortization expense of servicing assets and liabilities was $2.0 million, $2.0 million and $2.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Servicing fee income, net of amortization of servicing assets and liabilities, is included in other operating income in the consolidated statements of income.

The fair value of servicing rights was $8.1 million at year-end 2021. Fair value at year-end 2021 was determined using discount rates ranging from 10.4 percent to 16.7 percent and prepayment speeds ranging from 10.2 percent to 12.8 percent, depending on the stratification of the specific right. The fair value of servicing rights was $6.9 million at year-end 2020. Fair value at year-end 2020 was determined using discount rates ranging from 9.3 percent to 12.2 percent and prepayment speeds ranging from 11.8 percent to 19.1 percent, depending on the stratification of the specific right.

Note 5 — Premises and Equipment

The following is a summary of the major components of premises and equipment:

	As of December 31,
	2021	2020
	(in thousands)
Land	$6,850	$6,850
Building and improvements	12,438	12,423
Furniture and equipment	30,186	31,973
Leasehold improvements	17,462	14,813
Leased equipment	880	880
	67,816	66,939
Accumulated depreciation and amortization	(43,028)	(40,508)
Total premises and equipment, net	$24,788	$26,431

Depreciation and amortization expense related to premises and equipment was $4.4 million, $4.0 million and $3.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The Company adopted ASU 2016-02, Leases (Topic 842), effective January 1, 2019. In determining whether a contract contained a lease, we determined whether an arrangement was or included a lease at contract inception. Operating lease right-of-use asset and liability were recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. The opening balance for both our right-of-use asset and lease liability were $40.9 million as of the adoption date of January 1, 2019 and the corresponding balances were $46.3 million and $49.7 million, respectively, as of December 31, 2021. The outstanding balances of the right-of-use asset and lease liability were $52.2 million and $54.0 million, respectively, as of December 31, 2020.

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

We lease our premises under non-cancelable operating leases. At December 31, 2021, future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2022	$7,815
2023	7,589
2024	7,140
2025	6,651
2026	5,367
Thereafter	20,133
Remaining lease commitments	54,695
Interest	(4,983)
Present value of lease liability	$49,712

For the years ended December 31, 2021, 2020 and 2019, net rental expenses recorded under such leases amounted to $8.5 million, $8.5 million, and $7.9 million, respectively.

Weighted average remaining lease terms for the Company’s operating leases were 7.85 years and 8.75 years, respectively, as of December 31, 2021 and 2020. Weighted average discount rates used for the Company’s operating leases were 2.38 percent and 2.43 percent, respectively, as of December 31, 2021 and 2020. Net lease expense recognized for the twelve months ended December 31, 2021, 2020 and 2019 was $8.5 million, $8.5 million and $7.9 million, respectively. This included operating lease costs of $8.1 million, $8.5 million and $8.0 million, for the twelve months ended December 31, 2021, 2020 and 2019, respectively. Sublease income for operating leases was inconsequential for the twelve months ended December 31, 2021, 2020 and 2019. The Company chose the practical expedients and reviewed the lease and non-lease components for any impairment or otherwise, subsequently determining that no cumulative-effect adjustment to equity was necessary as part of implementing the modified retrospective approach for its adoption of ASC 842.

Cash paid, and included in cash flows from operating activities, for amounts included in the measurement of the lease liability for the Company's operating leases for the twelve months ended December 31, 2021, 2020 and 2019 was $8.0 million, $7.6 million and $7.2 million, respectively.

Note 7 — Goodwill and other intangibles

The third-party originators intangible of $483,000 and goodwill of $11.0 million were recorded as a result of the acquisition of a leasing portfolio in 2016. The core deposit intangible of $2.2 million was recognized for the core deposits acquired in a 2014 acquisition. The Company's intangible assets were as follows for the periods indicated:

		December 31, 2021			December 31, 2020
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Core deposit intangible	10 years	$2,213	$(1,900)	$313	$2,213	$(1,746)	$467
Third-party originators intangible	7 years	483	(432)	51	483	(369)	114
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$13,727	$(2,332)	$11,395	$13,727	$(2,115)	$11,612

Intangible assets amortization expense for the years ended December 31, 2021, 2020 and 2019 was $217,000, $261,000 and $309,000, respectively, and estimated future amortization expense related to the core deposit intangible and the third-party originators intangible for each of the next five years is as follows:

Amount
(in thousands)
2022	$171
2023	126
2024	68
2025	—
2026	—
Thereafter	—
$364

The Company performed its annual goodwill impairment analysis in the fourth quarter of 2021 and determined no impairment existed as of December 31, 2021. As of December 31, 2021, management was not aware of any circumstances that would indicate impairment of goodwill or other intangible assets. There were no impairment charges related to intangible assets recorded in earnings in the three years ended December 31, 2021.

Note 8 — Deposits

Time deposits of $250,000 or more at year-end 2021 and 2020 were $208.5 million and $311.8 million, respectively.

At December 31, 2021, the scheduled maturities of time deposits are as follows:

Year Ending December 31,	Time Deposits of $250,000 or More	Other Time Deposits	Total
	(in thousands)
2022	$206,478	$672,821	$879,299
2023	1,522	40,564	42,086
2024	—	60,854	60,854
2025	265	1,919	2,184
2026 & thereafter	262	2,503	2,765
Total	$208,527	$778,661	$987,188

A summary of interest expense on deposits was as follows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Demand: interest-bearing	$61	$70	$116
Money market and savings	5,199	11,016	23,556
Time deposits of $250,000 or more	726	3,521	6,338
Other time deposits	5,669	19,387	33,095
Total interest expense on deposits	$11,655	$33,994	$63,105

Accrued interest payable on deposits was $1.2 million and $4.6 million at December 31, 2021 and 2020, respectively. Total deposits reclassified to loans due to overdrafts at December 31, 2021 and 2020 were $277,000 and $241,000, respectively.

Note 9 — Borrowings

Borrowings consisted of FHLB advances, which represent collateralized obligations with the FHLB. The following is a summary of contractual maturities of FHLB advances:

	As of December 31,
	2021		2020
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Advances due within 12 months	$50,000	1.62%	$50,000	1.61%
Advances due over 12 months through 24 months	50,000	0.97%	50,000	1.62%
Advances due over 24 months through 36 months	37,500	0.40%	50,000	0.97%
Outstanding advances	$137,500	1.05%	$150,000	1.40%

The following is financial data pertaining to FHLB advances:

	As of December 31,
	2021	2020	2019
	(dollars in thousands)
Weighted-average interest rate at end of year	1.05%	1.40%	1.70%
Weighted-average interest rate during the year	1.17%	1.42%	1.89%
Average balance of FHLB advances	$145,277	$156,601	$40,374
Maximum amount outstanding at any month-end	$162,500	$300,000	$285,000

We have pledged loans receivable with market values of $2.30 billion as collateral with the FHLB for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is $1.84 billion, of which $1.61 billion remained available as of December 31, 2021. At December 31, 2021, we had $32.8 million available for use through the Federal Reserve Bank of San Francisco Discount Window, as we pledged securities with carrying values of $34.7 million, and there were no borrowings.

At December 31, 2021, advances from the FHLB were $137.5 million, a decrease of $12.5 million from $150.0 million at December 31, 2020. All of the FHLB advances were term borrowings at December 31, 2021 and 2020. For the years ended December 31, 2021, 2020 and 2019, interest expense on FHLB advances were $1.7 million, $2.2 million and $763,000, respectively, and the weighted-average interest rates were 1.17 percent, 1.42 percent and 1.89 percent, respectively.

Note 10 — Subordinated Debentures

On August 20, 2021, the Company issued Fixed-to-Floating Subordinated Notes (“2021 Notes”) of $110.0 million with a final maturity date of September 1, 2031. The 2021 Notes have an initial fixed interest rate of 3.75 percent per annum, payable semi-annually in arrears on March 1 and September 1 of each year, up to but excluding September 1, 2026. From and including September 1, 2026 and thereafter, the 2021 Notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be the Three-Month Term SOFR) plus 310 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. If the then current three-month term SOFR rate is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance cost was $2.1 million, which is being amortized through the 2021 Notes maturity date. At December 31, 2021, the balance of the 2021 Notes included in the Company’s Consolidated Balance Sheet, net of issuance cost, was $108.0 million. The amortization of debt issuance cost was $62,000 for the year ended December 31, 2021.

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

During the year ended December 31, 2021, the Company acquired $12.7 million of the 2017 Notes on the open market at a premium to par of $343,000 and accelerated the amortization of $174,000 in debt issuance costs, resulting in $517,000 in incremental interest expense. The amortization of debt issuance cost was $341,000, $205,000 and $193,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

At December 31, 2021 and 2020, the balance of Fixed-to-Floating Subordinated Notes included in the Company’s Consolidated Balance Sheet, net of debt issuance cost, was $194.2 million and $98.5 million, respectively.

The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005 which issued $26.0 million of Trust Preferred Securities (“TPS”) at a 6.26 percent fixed rate for the first five years and a variable rate at the three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At December 31, 2021 and 2020, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $6.0 million and $6.4 million, was $20.8 million and $20.4 million, respectively. The amortization of discount was $402,000, $390,000 and $376,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Unrecognized tax benefits at beginning of year	$—	$73	$202
Gross decreases for tax positions of prior years	—	(73)	(202)
Gross increase for new tax positions	258	—	73
Unrecognized tax benefits at end of year	$258	$—	$73

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $258,000, $0 and $73,000 as of December 31, 2021, 2020 and 2019, respectively.

For the year ended December 31, 2021, unrecognized tax benefits increased by $258,000 related to California Enterprise Zone hiring credits. For the year ended December 31, 2020, unrecognized tax benefits decreased by $73,000 related to the filing of state income tax returns for open tax years and jurisdictions in which the Company had nexus. For the year ended December 31, 2019, unrecognized tax benefits decreased by $129,000 related to state taxes, primarily in connection with the settlement of the California Franchise Tax Board 2008 and 2009 examinations.

We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest and penalties are included within accrued expenses and liabilities on the Consolidated Balance Sheets.

As of December 31, 2021, the Company is subject to examination by federal and various state tax authorities for certain years ending December 31, 2017 through 2020.

A summary of the provision for income taxes was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current expense:
Federal	$21,805	$10,565	$18,737
State	10,901	6,310	9,377
Total current expense	32,706	16,875	28,114
Deferred expense (benefit):
Federal	$4,914	663	(10,515)
State	(803)	(239)	(3,039)
Total deferred expense	4,111	424	(13,554)
Income tax expense	$36,817	$17,299	$14,560

Deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Deferred tax assets:
Provision for credit losses	$21,671	$26,883	$18,401
Purchase accounting	3,360	3,902	3,912
Net operating loss carryforward	15,316	15,342	15,453
Unrealized loss on securities available for sale	3,421	—	—
Mark to market	—	—	261
Lease liability	14,712	15,562	10,716
Tax credits	—	—	198
State taxes	2,318	1,223	1,739
Other	4,032	3,669	3,766
Total deferred tax assets	64,830	66,581	54,446
Deferred tax liabilities:
Mark to market	(3,531)	(1,660)	—
Depreciation	(1,292)	(631)	(388)
Unrealized gain loss on securities available for sale	—	(1,247)	(1,370)
Leases - right of use assets	(13,738)	(15,044)	(10,517)
Other	(2,650)	(2,228)	(532)
Total deferred tax liabilities	(21,211)	(20,810)	(12,807)
Valuation allowance	(1,644)	(4,352)	(4,852)
Net deferred tax assets	$41,975	$41,418	$36,787

As of each reporting date, management considers the realization of deferred tax assets based on management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. As of December 31, 2021, management determined that a valuation allowance of $1.6 million was appropriate against certain state net operating losses. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. As of December 31, 2020, management determined a valuation allowance of $4.4 million was appropriate against certain state net operating losses and certain state tax credits.

As of December 31, 2021, the Company had net operating loss carryforwards of $12.3 million and $214.5 million for federal and state income tax purposes, respectively. The federal net operating loss carryforwards of $12.3 million expire at various dates from 2034 to 2035. The state net operating loss carryforwards include California of $152.3 million, which expire at various dates from 2031 to 2035, and Illinois of $62.1 million, which expire at various dates from 2035 to 2036. Management determined that a partial valuation allowance was required against the Illinois net operating loss carryforwards. As of December 31, 2021, the Company had zero state low income housing tax credit carryforwards.

Reconciliation between the federal statutory income tax rate and the effective tax rates is shown in the following table:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.00%	21.00%	21.00%
State taxes, net of federal tax benefits	5.81%	7.86%	9.39%
Tax credit - federal	(1.16)%	(2.68)%	(3.49)%
Low-income housing amortization	1.37%	3.02%	4.17%
Other	0.16%	(0.12)%	(0.32)%
Effective tax rate	27.18%	29.08%	30.75%

The CARES Act includes provisions for tax payment relief, significant business incentives, and certain corrections to the 2017 Tax Cuts and Jobs Act or the Tax Act. The tax relief measures for entities includes a five-year net operating loss carry back, increases in interest expense deduction limits, accelerates alternative minimum tax credit refunds, provides payroll tax relief, and provides a technical correction to allow accelerated deductions for qualified improvement property. ASC Topic 740, Income Taxes, requires the effect of changes in tax law be recognized in the period in which new legislation is enacted. The enactment of the CARES Act was not material to the Company’s income taxes for the year ended December 31, 2021.

On December 27, 2020, the U.S. enacted the Consolidated Appropriations Act, 2021 (the “Act”) that provides additional tax relief to individuals and businesses affected by the coronavirus pandemic. The provisions of the Act do not have a material impact on the overall income taxes.

Note 12 — Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income for the year ended December 31, 2021, 2020 and 2019 was as follows:

	Unrealized Gains and Losses on Available-for- Sale Securities	Tax Benefit (Expense)	Total
	(in thousands)
For the year ended December 31, 2021
Balance at beginning of period	$4,323	$(1,247)	$3,076
Other comprehensive income (loss) before reclassification	(16,686)	4,668	(12,018)
Reclassification from accumulated other comprehensive income	499	—	499
Net current period other comprehensive income	(16,187)	4,668	(11,519)
Balance at end of period	$(11,864)	$3,421	$(8,443)

For the year ended December 31, 2020
Balance at beginning of period	$4,752	$(1,370)	$3,382
Other comprehensive income (loss) before reclassification	15,283	123	15,406
Reclassification from accumulated other comprehensive income	(15,712)	—	(15,712)
Net current period other comprehensive income	(429)	123	(306)
Balance at end of period	$4,323	$(1,247)	$3,076

For the year ended December 31, 2019
Balance at beginning of period	$(8,536)	$2,457	$(6,079)
Other comprehensive income (loss) before reclassification	14,583	(3,827)	10,756
Reclassification from accumulated other comprehensive income	(1,295)	—	(1,295)
Net current period other comprehensive income	13,288	(3,827)	9,461
Balance at end of period	$4,752	$(1,370)	$3,382

For the year ended December 31, 2021, there was a $499,000 reclassification from accumulated other comprehensive income to net loss on sales of securities in noninterest income. Net unrealized losses of $123,000 related to these sold securities had previously been recorded in accumulated other comprehensive income or loss.

For the year ended December 31, 2020, there was a $15.7 million reclassification from accumulated other comprehensive income to net gain on sales of securities in noninterest income. Net unrealized gains of $15.3 million related to these sold securities had previously been recorded in accumulated other comprehensive income or loss. For the year ended December 31, 2019, there was a $1.3 million reclassification from accumulated other comprehensive income to net gain on sales of securities in noninterest income. Net unrealized losses of $586,000 related to these sold securities had previously been recorded in accumulated other comprehensive income or loss.

Note 13 — Regulatory Matters

Risk-Based Capital

Federal bank regulatory agencies require bank holding companies and banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.00 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 6.00 percent. In addition to the risk-based guidelines, federal bank regulatory agencies require bank holding companies and banks to maintain a minimum ratio of Tier 1 capital to average assets, referred to as the leverage ratio, of 4.00 percent.

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

At December 31, 2021, the Bank’s capital ratios exceeded the minimum requirements to place the Bank in the “well capitalized” category and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5 percent became effective on January 1, 2019, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Bank’s capital conservation buffer was 6.72 percent and 6.86 percent and the Company's capital conservation buffer was 5.97 percent and 5.93 percent as of December 31, 2021 and 2020, respectively.

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

The capital ratios of Hanmi Financial and the Bank as of December 31, 2021 and 2020 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2021
Total capital (to risk-weighted assets):
Hanmi Financial	$912,527	16.61%	$439,386	8.00%	N/A	N/A
Hanmi Bank	$809,280	14.72%	$439,858	8.00%	$549,822	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$657,251	11.97%	$329,539	6.00%	N/A	N/A
Hanmi Bank	$748,178	13.61%	$329,893	6.00%	$439,858	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$636,420	11.59%	$247,155	4.50%	N/A	N/A
Hanmi Bank	$748,178	13.61%	$247,420	4.50%	$357,385	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$657,251	9.63%	$273,133	4.00%	N/A	N/A
Hanmi Bank	$748,178	10.96%	$273,101	4.00%	$341,376	5.00%

December 31, 2020
Total capital (to risk-weighted assets):
Hanmi Financial	$743,091	15.21%	$390,884	8.00%	N/A	N/A
Hanmi Bank	$726,532	14.86%	$391,114	8.00%	$488,893	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$583,076	11.93%	$293,163	6.00%	N/A	N/A
Hanmi Bank	$665,058	13.60%	$293,336	6.00%	$391,114	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$562,647	11.52%	$219,872	4.50%	N/A	N/A
Hanmi Bank	$665,058	13.60%	$220,002	4.50%	$317,780	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$583,076	9.49%	$245,882	4.00%	N/A	N/A
Hanmi Bank	$665,059	10.83%	$245,736	4.00%	$307,170	5.00%

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument below:

Securities available for sale - The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curve, prepayment speeds, and default rates. Level 1 securities include U.S. Treasury securities and mutual funds that are traded on an active exchange or by dealers or brokers in active over-the-counter markets. The fair value of these securities is determined by quoted prices on an active exchange or over-the-counter market. Level 2 securities primarily include mortgage-backed securities, collateralized mortgage obligations, U.S. government agency securities and municipal bonds in markets that are active. In determining the fair value of the securities categorized as Level 2, we obtain reports from an investment accounting service provider detailing the fair value of each investment security held as of each reporting date. The investment accounting service provider obtains prices from nationally recognized pricing services. We review the prices obtained for reasonableness based on our understanding of the marketplace, and also consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and as they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy. Level 3 securities are instruments that are not traded in the market. Therefore, no observable market data for the instrument is available, which necessitates the use of significant unobservable inputs.

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

Loans held for sale – All loans held for sale are SBA loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all, or, part of these loans directly from the purchasing financial institutions. Premiums received, or, to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At December 31, 2021 and 2020, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Nonperforming loans – Nonaccrual loans receivable and performing restructured loans receivable are considered nonperforming for reporting purposes and are measured and recorded at fair value on a non-recurring basis. All nonperforming loans with a carrying balance over $250,000 are individually evaluated for the amount of expected credit losses, if any. Nonperforming loans with a carrying balance of $250,000 or less are evaluated collectively. However, from time to time, nonrecurring fair value adjustments to collateral dependent nonperforming loans are recorded based on either the current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value reported on older appraisals that are then adjusted based on recent market trends, a Level 3 measurement.

OREO – Fair value of OREO is based primarily on third party appraisals, less costs to sell and result in a Level 3 classification of the inputs for determining fair value. Appraisals are required annually and may be updated more frequently as circumstances require and the fair value adjustments are made to OREO based on the updated appraised value of the property.

Other repossessed assets – Fair value of equipment from leasing contracts is based primarily on a third party valuation service, less costs to sell and result in a Level 3 classification of the inputs for determining fair value. Valuations are required at the time the asset is repossessed and may be subsequently updated periodically due to the Company’s short-term possession of the asset prior to its sale, or, as circumstances require and the fair value adjustments are made to the asset based on its value prior to sale.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2021 and 2020, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Total Fair Value
	(in thousands)
December 31, 2021
Assets:
Securities available for sale:
U.S. Treasury securities	$15,397	$—	$—	$15,397
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	607,505	—	607,505
Collateralized mortgage obligations	—	93,604	—	93,604
Debt securities	—	115,896	—	115,896
Total U.S. government agency and sponsored agency obligations	—	817,005	—	817,005
Municipal bonds-tax exempt	—	78,388	—	78,388
Total securities available for sale	$15,397	$895,393	$—	$910,790
Derivative financial instruments	$—	$1,379	$—	$1,379

Liabilities:
Derivative financial instruments	$—	$1,360	$—	$1,360

December 31, 2020
Assets:
Securities available for sale:
U.S. Treasury securities	$10,132	$—	$—	$10,132
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	519,242	—	519,242
Collateralized mortgage obligations	—	133,601	—	133,601
Debt securities	—	90,807	—	90,807
Total U.S. government agency and sponsored agency obligations	—	743,649	—	743,649
Total securities available for sale	$10,132	$743,649	$—	$753,781
Derivative financial instruments	$—	$1,088	$—	$1,088

Liabilities:
Derivative financial instruments	$—	$1,149	$—	$1,149

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of December 31, 2021 and 2020, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
	Total	Prices in Active Markets for Identical Assets	Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs
	(in thousands)
December 31, 2021
Assets:
Collateral dependent loans (1)	$3,398	$—	$—	$3,398
Other real estate owned	675	—	—	675
Repossessed personal property	8	—	—	8

December 31, 2020
Assets:
Collateral dependent loans (2)	$63,114	$—	$—	$63,114
Other real estate owned	2,360	—	—	2,360
Repossessed personal property	857	—	—	857

(1)	Consisted of real estate loans of $3.4 million.
(2)	Consisted of real estate loans of $63.1 million and commercial and industrial loans of $41,000.

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at December 31, 2021 and 2020:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
December 31, 2021
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$1,917	Market approach	Market data comparison	(28)% to 23% / (6)%
Other	499	Market approach	Market data comparison	(20)% to 20% / 0%
Residential/consumer loans	982	Market approach	Market data comparison	(19)% to 8% / 3%
Total real estate loans	3,398
Total	$3,398

Other real estate owned	$675	Market approach	Market data comparison	(20)% to (5)% / (12)%

Repossessed personal property	8	Market approach	Market data comparison	(1)

December 31, 2020
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$6,330	Market approach	Market data comparison	(45)% to 35% / 14%
Hospitality	20,612	Market approach	Market data comparison	(2)
Other	8,410	Market approach	Market data comparison	(55)% to 34% / 15% (3)
Construction	24,854	Market approach	Market data comparison	(20)% to 12% / (8)%
Residential/consumer loans	2,867	Market approach	Market data comparison	(13)% to 15% / 6% (3)
Total real estate loans	63,073
Commercial and industrial loans:
Commercial term	41	Market approach	Market data comparison	(9)% to 15% / 6% (3)
Total	$63,114

Other real estate owned	$2,360	Market approach	Market data comparison	(35)% to 15% / (14)%

Repossessed personal property	857	Market approach	Market data comparison	(1)

(1)

The equipment is usually too low in value to use a professional appraisal service. The values are determined internally using a combination of auction values, vendor recommendations and sales comparisons depending on the equipment type. Some highly commoditized equipment, such as commercial trucks have services that provide industry values.

(2)	No discount weighted average range available given primary valuation methodology is via DCF analysis for going concern properties.

(3)

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

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). This standard, among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we have concluded that the carrying amounts approximate fair value, the fair value estimates shown below are based on an exit price notion as of December 31, 2021 and 2020, as required by ASU 2016-01. The financial instruments for which we have concluded that the carrying amounts approximate fair value include: cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits.

The estimated fair values of financial instruments were as follows:

	December 31, 2021
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$608,965	$608,965	$—	$—
Securities available for sale	910,790	15,397	895,393	—
Loans held for sale	13,342	—	14,723	—
Loans receivable, net of allowance for credit losses	5,078,984	—	—	5,072,282
Accrued interest receivable	11,976	11,976	—	—
Financial liabilities:
Noninterest-bearing deposits	2,574,517	—	2,574,517	—
Interest-bearing deposits	3,211,752	—	—	3,211,708
Borrowings and subordinated debentures	352,506	—	137,198	213,179
Accrued interest payable	1,161	1,161	—	—

	December 31, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$391,849	$391,849	$—	$—
Securities available for sale	753,781	10,132	743,649	—
Loans held for sale	8,568	—	9,270	—
Loans receivable, net of allowance for credit losses	4,789,742	—	—	4,755,302
Accrued interest receivable	16,363	16,363	—	—
Financial liabilities:
Noninterest-bearing deposits	1,898,766	—	1,898,766	—
Interest-bearing deposits	3,376,242	—	—	3,380,179
Borrowings and subordinated debentures	268,972	—	151,714	118,809
Accrued interest payable	4,564	4,564	—	—

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

Loans receivable, net of allowance for credit losses – The fair value of loans receivable is estimated based on the discounted cash flow approach. To estimate the fair value of the loans, certain loan characteristics such as account types, remaining terms, annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances are considered. Additionally, the Company’s prior charge-off rates and loss ratios as well as various other assumptions relating to credit, interest, and prepayment risks are used as part of valuing the loan portfolio. Subsequently, the loans were individually evaluated by sorting and pooling them based on loan types, credit risk grades, and payment types. Consistent with the requirements of ASU 2016-01 which was adopted by the Company on January 1, 2018, the fair value of the Company's loans receivable is considered to be an exit price notion as of December 31, 2021 (Level 3).

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

Note 15 — Share-based Compensation

At December 31, 2021, we had one incentive plan, the 2021 Equity Compensation Plan (the “2021 Plan”), which became effective on May 26, 2021. The 2021 Plan serves as the successor to the 2013 Equity Compensation Plan (the “2013 Plan”). Outstanding awards granted under the 2013 Plan continue to be governed by the 2013 Plan.

The Company may provide awards of options, stock appreciation rights, restricted stock awards, restricted stock unit awards, shares granted as a bonus or in lieu of another award, dividend equivalent, other stock-based award or performance award, together with any other right or interest to a participant. Plan participants include executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. Although no future stock options may be granted, certain employees, directors and officers of Hanmi Financial and its subsidiaries still hold options to purchase Hanmi Financial common stock under the 2007 Plan. Under the 2013 Plan, we may grant equity incentive awards for up to 1,500,000 shares of common stock. As of December 31, 2021, 1,420,485 shares were still available for issuance under the 2013 Plan.

The table below provides the share-based compensation expense and related tax benefits for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Share-based compensation expense	$2,436	$2,544	$3,125
Related tax benefits	$703	$734	$941

As of December 31, 2021, unrecognized share-based compensation expense was $1.8 million with an average expected recognition period of 1.6 years.

2013 and 2021 Equity Compensation Plans

Stock Options

All stock options granted under the Plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock options granted generally vest based on three to five years of continuous service and expire ten years from the date of grant. New shares of common stock are issued or treasury shares are utilized upon the exercise of stock options. There were no options granted during the three years ended December 31, 2021.

The following information under the Plans is presented for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Total intrinsic value of options exercised (1)	$—	$—	$842
Cash received from options exercised	$—	$—	$2,979

(1)	Intrinsic value represents the difference between the closing stock price on the exercise date and the exercise price, multiplied by the number of options.

The following is a summary of stock option transactions under the Plans for the periods indicated:

	Year Ended December 31,
	2021		2020		2019
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Options outstanding at beginning of period	125,938	$19.59	156,438	$18.84	338,338	$17.52
Options exercised	—	$—	—	$—	(181,900)	$16.38
Options forfeited	(10,000)	$19.74	(30,500)	$15.73	—	$—
Options outstanding at end of period	115,938	$19.58	125,938	$19.59	156,438	$18.84
Options exercisable at end of period	115,938	$19.58	125,938	$19.59	156,438	$18.84

As of December 31, 2021, there was no unrecognized compensation cost related to nonvested stock options granted under the plan, and all stock options issued under the plan had vested.

As of December 31, 2021, stock options outstanding under the Plans were as follows:

	Options Outstanding				Options Exercisable
	Number of Shares	Intrinsic Value (1)	Weighted- Average Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
$10.80 to $14.99	4,938	$55	$12.54	0.95	4,938	$55	$12.54	0.95
$15.00 to $19.99	50,000	363	16.43	1.66	50,000	363	16.43	1.66
$20.00 to $24.83	61,000	61	22.73	2.84	61,000	61	22.73	2.84
	115,938	$479	$19.58	2.30	115,938	$479	$19.58	2.30

(1)

Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $23.68 as of December 31, 2021, and the exercise price, multiplied by the number of options. This value is presented in thousands.

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

The table below provides information for restricted stock awards under the 2013 Plan for the periods indicated:

	2021		2020		2019
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	243,708	$15.60	296,201	$22.91	304,595	$21.98
Restricted stock granted	75,679	$19.62	125,896	$8.51	181,204	$22.05
Restricted stock vested	(134,659)	$16.01	(137,892)	$24.68	(99,527)	$27.56
Restricted stock forfeited	(32,641)	$15.02	(40,497)	$16.55	(90,071)	$13.78
Restricted stock at end of period	152,087	$17.24	243,708	$15.60	296,201	$22.91

As of December 31, 2021, there was $1.8 million of total unrecognized compensation cost related to nonvested shares granted under the 2013 Plan. The cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the years ended December 31, 2021, 2020 and 2019 was $2.7 million, $1.4 million, and $2.1 million, respectively.

During the twelve months ended December 31, 2021, the Company granted to members of executive management 42,626 performance stock units (PSUs) with a grant date fair value of $392,000 from the 2013 Plan. PSUs are similar to restricted stock awards, except the recipient does not receive the stock immediately, but instead receives it in accordance to a vesting plan and distribution schedule after achieving required performance milestones and upon remaining with the Company for a particular length of time. Each PSU that vests entitles the recipient to receive one share of the Company’s common stock on a specified issuance date.

The PSUs vest into shares based on a three-year cliff vesting subject to achievement of a total shareholder return (TSR) performance metric resulting in a grant date fair value of $18.40 per share.  The fair value of the performance PSUs at the grant date was determined using a Monte Carlo simulation method. The number of PSUs subject to the TSR that ultimately vest at the end of the three-year vesting performance period, if any, will be based on the relative rank of the Company’s TSR among the TSRs of a peer group of 47 regional banks. Although the recipient does receive dividend equivalent rights for any dividends paid during the performance period based on the target shares granted, no stockholder rights, including voting, or liquidation rights will be conferred upon the recipient until becoming the record holder of those shares.

Compensation expense for these units is based on the fair value of the grants at the grant date and is amortized on a straight-line basis over the vesting period.  As of the twelve months ended December 31, 2021 total compensation expense for the PSUs was $77,000. The total fair value of the PSUs at December 31, 2021 was $1.0 million.

Note 16 — Earnings per Share

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

		Weighted-
	Net	Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount (1)
Year Ended December 31, 2021
Basic EPS
Net income	$98,677	30,393,559	$3.25
Less: income allocated to unvested restricted stock	671	30,393,559	0.02
Basic EPS	$98,006	30,393,559	$3.22
Effect of dilutive securities - options and unvested restricted stock	—	78,188	—
Diluted EPS
Net income	$98,677	30,471,747	$3.24
Less: income allocated to unvested restricted stock	671	30,471,747	0.02
Diluted EPS	$98,006	30,471,747	$3.22

Year Ended December 31, 2020
Basic EPS
Net income	$42,196	30,280,415	$1.39
Less: income allocated to unvested restricted stock	532	30,280,415	0.02
Basic EPS	$41,664	30,280,415	$1.38
Effect of dilutive securities - options and unvested restricted stock	—	—	—
Diluted EPS
Net income	$42,196	30,280,415	$1.39
Less: income allocated to unvested restricted stock	532	30,280,415	0.02
Diluted EPS	$41,664	30,280,415	$1.38

Year Ended December 31, 2019
Basic EPS
Net income	$32,788	30,725,376	$1.07
Less: income allocated to unvested restricted stock	230	30,725,376	0.01
Basic EPS	$32,558	30,725,376	$1.06
Effect of dilutive securities - options and unvested restricted stock	—	35,046	—
Diluted EPS
Net income	$32,788	30,760,422	$1.07
Less: income allocated to unvested restricted stock	230	30,760,422	0.01
Diluted EPS	$32,558	30,760,422	$1.06

(1)	Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

There were no anti-dilutive options outstanding for the years ended December 31, 2021, 2020 and 2019.

Note 17 — Employee Benefits

401(k) Plan

We have a 401(k) plan for the benefit of substantially all of our employees. We match 75 percent of participant contributions to the 401(k) plan up to 8 percent of each 401(k) plan participant’s annual compensation. Contributions to the 401(k) plan were $2.6 million for the year ended December 31, 2021 and $2.4 million for both years ended December 31, 2020 and 2019, respectively.

Personal Paid Time Off

Full time employees of the Bank are provided a benefit for personal paid time off for vacation and sick time based on their length of employment. As of December 31, 2021 and 2020, the accrued expense liability for personal paid time off was $3.6 million and $3.1 million, respectively.

Bank-Owned Life Insurance

As of December 31, 2021 and 2020, the cash surrender value of bank-owned life insurance was $54.9 million and $53.9 million, respectively. The Bank is the main beneficiary under each policy, although certain employees named on a policy are eligible for their heirs to be paid upon their death. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier.

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

The Bank’s exposure to credit losses in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon an extension of credit, was based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing or borrower-occupied properties.

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,
	2021	2020
	(in thousands)
Commitments to extend credit	$626,474	$453,900
Standby letters of credit	49,287	47,169
Commercial letters of credit	39,261	54,547
Total undisbursed loan commitments	$715,022	$555,616

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	As of and for the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Balance at beginning of period	$2,792	$2,397	$1,439
Adjustment related to adoption of ASU 2016-13	—	(335)	—
Adjusted balance	$2,792	2,062	1,439
Provision (recovery) for credit losses	(206)	730	958
Balance at end of period	$2,586	$2,792	$2,397

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2021 and 2020.

As of December 31, 2021	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$61,968	Other Assets	$1,379	$61,968	Other Liabilities	$1,360
Total derivatives not designated as hedging instruments			$1,379			$1,360

As of December 31, 2020	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$66,904	Other Assets	$1,088	$66,904	Other Liabilities	$1,149
Total derivatives not designated as hedging instruments			$1,088			$1,149

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement as of December 31, 2021 and 2020.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2021	2020
		(in thousands)
Interest rate products	Other income	$80	$(61)
Total		$80	$(61)

Fee income recognized from the Company's derivative financial instruments for the twelve months ended December 31, 2021 and 2020 was $0 and $1.1 million, respectively.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2021 and 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

Offsetting of Derivative Assets
As of December 31, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$1,379	$—	$1,379	$1,360	$19	$—

Offsetting of Derivative Liabilities
As of December 31, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$1,360	$—	$1,360	$1,360	$—	$—

Offsetting of Derivative Assets
As of December 31, 2020
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$1,088	$—	$1,088	$1,088	$—	$1,088

Offsetting of Derivative Liabilities
As of December 31, 2020
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$1,149	$—	$1,149	$—	$1,150	$(1)

The Company has agreements with each of its derivative counterparties that contain a provision stating if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. In addition, these agreements may also require the Company to post additional collateral should it fail to maintain its status as a well- or adequately-capitalized institution.

As of December 31, 2021, the fair value of derivatives in a net asset position for counterparty transactions, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.4 million. As of December 31, 2021, the Company had posted no collateral related to these agreements since its net asset position is $19,000 ($1.4 million fair value of assets less $1.4 million fair value of liabilities) as of the end of the period. If the Company had breached any of the provisions described above at December 31, 2021, it could have been required to settle its obligations under the agreements at their termination value of $1.4 million.

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

Note 21 — Qualified Affordable Housing Project Investments

The Company invests in qualified affordable housing projects. At December 31, 2021 and 2020, the balance of the investment for qualified affordable housing projects was $8.0 million and $7.8 million, respectively. This balance is reflected in prepaid expenses and other assets on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects aggregated $56,000 and $84,000 at December 31, 2021 and 2020, respectively. The Company expects to fulfill these commitments during the year ending 2023.

During the years ended December 31, 2021 and 2020, the Company recognized amortization expense of $1.9 million and $1.8 million, respectively, which was included within income tax expense on the consolidated statements of income.

Note 22 — Liquidity

Hanmi Financial

At December 31, 2021 and 2020, Hanmi Financial had $94.9 million and $17.3 million, respectively, in cash on deposit with its bank subsidiary. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of December 31, 2021 and 2020, the Bank had $137.5 million and $150.0 million of FHLB advances and $141.8 million and $193.7 million of brokered deposits, respectively.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its assets. As of December 31, 2021, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $1.84 billion and $1.61 billion, respectively, compared to $1.73 billion and $1.44 billion, respectively, as of December 31, 2020.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $32.8 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $34.7 million, and had no borrowings as of December 31, 2021. The Bank also maintains a line of credit for repurchase agreements up to $100.0 million. The Bank also had three unsecured federal funds lines of credit totaling $115.0 million with no outstanding balances as of December 31, 2021.

Note 23 — Condensed Financial Information of Parent Company

Balance Sheets

	At December 31,
	2021	2020
	(in thousands)
Assets
Cash	$94,877	$17,266
Investments in consolidated subsidiaries	755,176	679,455
Other assets	11,554	995
Total assets	$861,607	$697,716
Liabilities and stockholders' equity
Liabilities
Subordinated debentures	$215,006	$118,972
Other liabilities	3,184	1,701
Total liabilities	218,190	120,673
Stockholders' equity	643,417	577,043
Total liabilities and stockholders' equity	$861,607	$697,716

Statements of Income

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Dividends from bank subsidiaries	$20,639	$16,986	$44,500
Interest expense	(8,273)	(6,607)	(7,032)
Other expense	(4,891)	(4,892)	(5,333)
Income before taxes and undistributed income of subsidiary	7,475	5,487	32,135
Income tax benefit	3,962	3,247	3,823
Income before undistributed income of subsidiary	11,437	8,734	35,958
Equity in undistributed income of subsidiary	87,239	33,463	(3,170)
Net income	$98,676	$42,197	$32,788

Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash Flows from Operating Activities:
Net income	$98,676	$42,197	$32,788
Adjustments to reconcile net income to net cash used in operating activities
Undistributed income of subsidiary	(87,239)	(33,463)	3,170
Amortization of subordinated debentures	1,148	595	569
Share-based compensation expense	2,437	2,544	3,125
Change in other assets and liabilities	(9,076)	6,779	4,679
Net cash provided by (used in) operating activities	5,946	18,651	44,331
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	—	2,979
Issuance of subordinated debentures	107,929	—	—
Purchase of subordinated debentures	(13,043)	—	—
Cash paid for repurchase of vested shares due to employee tax liability	(572)	(335)	(517)
Repurchase of common stock	(6,135)	(2,196)	(7,362)
Cash dividends paid	(16,514)	(15,959)	(29,776)
Net cash provided by (used in) financing activities	71,665	(18,489)	(34,676)
Net increase (decrease) in cash	77,611	162	9,655
Cash at beginning of year	17,266	17,105	7,450
Cash at end of year	$94,877	$17,266	$17,105

Note 24 — Revenue Recognition

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

The Company's noninterest income primarily includes service charges on deposit accounts, trade finance and other service charges and fees, servicing income, bank-owned life insurance income and gains or losses on sale of SBA loans and securities. Based on our assessment of revenue streams related to the Company's noninterest income, we concluded that the Company's performance obligations for such revenue streams are typically satisfied as services are rendered. If applicable, the Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers and records contract assets when services are provided to customers before payment is received or before payment is due. The Company’s noninterest revenue streams are largely based on transactional activities and since the Company generally receives payments for its services during the period or at the time services are provided, there are no contract asset or receivable balances as of December 31, 2021 and 2020. Consideration is often received immediately or shortly after the Company satisfies its performance obligations and revenue is recognized.

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

Note 25 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of December 31, 2021.

Hanmi Financial Corporation and Subsidiary

Exhibit Index

Exhibit Number	Document

3.1

Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated April 19, 2000 (incorporated by reference herein from Exhibit 3.1 to Hanmi Financial’s Quarterly Report on Form 10-Q (including certificates of amendment as of June 23, 2004, May 28, 2009 and July 28, 2010) for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

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

4.8

Indenture, dated August 20, 2021, between Hanmi Financial Corporation and Wilmington Trust, National Association, as trustee (incorporated by reference herein from Exhibit 4.1 to Hanmi Financial Corporation’s Current Report on Form 8-K, filed with the SEC on August 20, 2021).

4.9

First Supplemental Indenture, dated August 20, 2021, between Hanmi Financial Corporation and Wilmington Trust, National Association, as Trustee (incorporated by reference herein from Exhibit 4.2 to Hanmi Financial Corporation’s Current Report on Form 8-K, filed with the SEC on August 20, 2021).

10.1

Form of Indemnity Agreement (incorporated by reference herein from Exhibit 10.35 to Hanmi Financial's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011).

10.2	Hanmi Financial Corporation 2007 Equity Compensation Plan (incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on June 26, 2007).†

10.3

Form of Notice of Stock Option Grant and Agreement Pursuant to 2007 Equity Compensation Plan (incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009).†

10.4

Form of Notice of Grant and Restricted Stock Agreement Pursuant to 2007 Equity Compensation Plan (incorporated by reference herein from Hanmi Financial Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009).†

10.5

Hanmi Financial Corporation Amended and Restated 2013 Equity Compensation Plan (incorporated by reference herein from Exhibit 4.2 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.6

Form of Incentive Stock Option Agreement (incorporated by reference herein from Exhibit 4.3 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.7

Form of Non-Qualified Stock Option Agreement (incorporated by reference herein from Exhibit 4.4 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.8

Form of Restricted Stock Agreement (incorporated by reference herein from Exhibit 4.5 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.9	Amended and Restated Employment Agreement by and among Hanmi Financial Corporation, Hanmi Bank and Bonita I. Lee dated February 25, 2022.†

10.10

Amended and Restated Employment Agreement by and among Hanmi Financial Corporation, Hanmi Bank and Romolo C. Santarosa dated February 26, 2020 (incorporated by reference herein from Exhibit 10.10 to Hanmi Financial's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020).†

10.11

Hanmi Financial Corporation 2021 Equity Compensation Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 16, 2021 (File No. 000-30421).†

10.12

Form of Restricted Stock Agreement for the Hanmi Financial Corporation 2021 Equity Compensation Plan (incorporated by reference herein to Exhibit 10.1 from Hanmi Financial Corporation’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2021).†

10.13

Form of Performance Share Unit Agreement for the Hanmi Financial Corporation 2021 Equity Compensation Plan (incorporated by reference herein to Exhibit 10.2 from Hanmi Financial Corporation’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2021).†

10.14

Form of Non-Qualified Stock Option Agreement for the Hanmi Financial Corporation 2021 Equity Compensation Plan (incorporated by reference herein to Exhibit 10.3 from Hanmi Financial Corporation’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2021).†

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm - Consent of Crowe LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL

†	Constitutes a management contract or compensatory plan or arrangement.
*	Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2022	Hanmi Financial Corporation

	By:	/s/ Bonita I. Lee
Bonita I. Lee
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 28, 2022.

/s/ Bonita I. Lee	/s/ Romolo C. Santarosa
Bonita I. Lee	Romolo C. Santarosa
Chief Executive Officer; Director	Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Joseph Pangrazio	/s/ John J. Ahn
Joseph Pangrazio	John J. Ahn
Senior Vice President and Chief Accounting Officer	Chairman of the Board
(Principal Accounting Officer)

/s/ Gloria J. Lee	/s/ Christie K. Chu
Gloria J. Lee	Christie K. Chu
Director	Director

/s/ Harry H. Chung	/s/ David L. Rosenblum
Harry H. Chung	David L. Rosenblum
Director	Director

/s/ Thomas J. Williams	/s/ Michael M. Yang
Thomas J. Williams	Michael M. Yang
Director	Director

/s/ Scott R. Diehl	/s/ Gideon Yu
Scott R. Diehl	Gideon Yu
Director	Director