Form 10-Q
period 2022-03-31
HANMI FINANCIAL CORP
filed 2022-05-09
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 2, 2022, there were 30,467,022 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries Quarterly Report on Form 10-Q

Three Months Ended March 31, 2022

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Cash and due from banks	$312,491	$608,965
Securities available for sale, at fair value (amortized cost of $941,007 and $922,654 as of March 31, 2022 and December 31, 2021, respectively)	876,980	910,790
Loans held for sale, at the lower of cost or fair value	15,617	13,342
Loans receivable, net of allowance for credit losses of $71,512 and $72,557 as of March 31, 2022 and December 31, 2021, respectively	5,265,988	5,078,984
Accrued interest receivable	12,289	11,976
Premises and equipment, net	24,410	24,788
Customers' liability on acceptances	182	—
Servicing assets	7,202	7,080
Goodwill and other intangible assets, net	11,353	11,395
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	51,939	44,060
Bank-owned life insurance	55,149	54,905
Prepaid expenses and other assets	87,067	75,917
Total assets	$6,737,052	$6,858,587

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,678,726	$2,574,517
Interest-bearing	3,104,444	3,211,752
Total deposits	5,783,170	5,786,269
Accrued interest payable	966	1,161
Bank's liability on acceptances	182	—
Borrowings	125,000	137,500
Subordinated debentures ($136,800 and $224,100 face amount less unamortized discount and debt issuance costs of $7,833 and $9,094 as of March 31, 2022 and December 31, 2021, respectively)	128,967	215,006
Accrued expenses and other liabilities	77,315	75,234
Total liabilities	6,115,600	6,215,170
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,670,197 shares (30,468,458 shares outstanding) and 33,603,839 shares (30,407,261 shares outstanding) as of March 31, 2022 and December 31, 2021, respectively	33	33
Additional paid-in capital	581,337	580,796
Accumulated other comprehensive (loss) income, net of tax benefit of $19,208 and $3,421 as of March 31, 2022 and December 31, 2021, respectively	(44,819)	(8,443)
Retained earnings	210,788	196,784
Less treasury stock; 3,201,739 shares and 3,196,578 shares as of March 31, 2022 and December 31, 2021, respectively	(125,887)	(125,753)
Total stockholders' equity	621,452	643,417
Total liabilities and stockholders' equity	$6,737,052	$6,858,587

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Interest and dividend income:
Interest and fees on loans receivable	$53,924	$50,614
Interest on securities	2,516	1,140
Dividends on FHLB stock	248	206
Interest on deposits in other banks	216	96
Total interest and dividend income	56,904	52,056
Interest expense:
Interest on deposits	2,013	3,958
Interest on borrowings	337	478
Interest on subordinated debentures	3,598	1,619
Total interest expense	5,948	6,055
Net interest income before credit loss expense	50,956	46,001
Credit loss (recovery) expense	(1,375)	2,109
Net interest income after credit loss (recovery) expense	52,331	43,892
Noninterest income:
Service charges on deposit accounts	2,875	2,357
Trade finance and other service charges and fees	1,142	1,034
Gain on sale of Small Business Administration ("SBA") loans	2,521	4,125
Net gain on sales of securities	—	99
Other operating income	1,982	2,193
Total noninterest income	8,520	9,808
Noninterest expense:
Salaries and employee benefits	17,717	16,820
Occupancy and equipment	4,646	4,595
Data processing	3,236	2,926
Professional fees	1,430	1,447
Supplies and communications	665	757
Advertising and promotion	817	359
Other operating expenses	3,181	2,631
Total noninterest expense	31,692	29,535
Income before tax	29,159	24,165
Income tax expense	8,464	7,506
Net income	$20,695	$16,659
Basic earnings per share	$0.68	$0.54
Diluted earnings per share	$0.68	$0.54
Weighted-average shares outstanding:
Basic	30,254,212	30,461,681
Diluted	30,377,580	30,473,970

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$20,695	$16,659
Other comprehensive income (loss), net of tax:
Unrealized gain on securities:
Unrealized holding (loss) gain arising during period	(52,163)	(11,785)
Less: reclassification adjustment for net gain included in net income	—	(99)
Income tax benefit (expense) related to items of other comprehensive income	15,787	3,515
Other comprehensive income (loss), net of tax	(36,376)	(8,369)
Comprehensive income (loss)	$(15,681)	$8,290

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2022 and March 31, 2021

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at January 1, 2021	33,560,801	(2,842,966)	30,717,835	$33	$578,360	$3,076	$114,621	$(119,046)	$577,044
Restricted stock awards, net of forfeitures	24,380	—	24,380	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	598	—	—	—	598
Restricted stock surrendered due to employee tax liability	—	(4,682)	(4,682)	—	—	—	—	(95)	(95)
Repurchase of common stock	—	(55,000)	(55,000)	—	—	—	—	(946)	(946)
Cash dividends paid (common stock, $0.10/share)	—	—	—	—	—	—	(3,069)	—	(3,069)
Net income	—	—	—	—	—	—	16,659	—	16,659
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(8,369)	—	—	(8,369)
Balance at March 31, 2021	33,585,181	(2,902,648)	30,682,533	$33	$578,958	$(5,293)	$128,211	$(120,087)	$581,822

Balance at January 1, 2022	33,603,839	(3,196,578)	30,407,261	$33	$580,796	$(8,443)	$196,784	$(125,753)	$643,417
Restricted stock awards, net of forfeitures	66,358	—	66,358	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	541	—	—	—	541
Restricted stock surrendered due to employee tax liability	—	(5,161)	(5,161)	—	—	—	—	(134)	(134)
Cash dividends paid (common stock, $0.22/share)	—	—	—	—	—	—	(6,691)	—	(6,691)
Net income	—	—	—	—	—	—	20,695	—	20,695
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(36,376)	—	—	(36,376)
Balance at March 31, 2022	33,670,197	(3,201,739)	30,468,458	$33	$581,337	$(44,819)	$210,788	$(125,887)	$621,452

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$20,695	$16,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,568	3,850
Share-based compensation expense	541	598
Credit loss (recovery) expense	(1,375)	2,109
Gain on sales of securities	—	(99)
Gain on sales of SBA loans	(2,521)	(4,125)
Origination of SBA loans held for sale	(31,853)	(146,670)
Proceeds from sales of SBA loans	32,098	126,690
Change in bank-owned life insurance	(244)	(256)
Change in prepaid expenses and other assets	(13,745)	4,945
Change in income tax assets	7,908	3,554
Change in accrued expenses and other liabilities	2,062	(652)
Net cash provided by (used in) operating activities	20,134	6,602
Cash flows from investing activities:
Purchases of securities available for sale	(52,475)	(116,026)
Proceeds from matured, called and repayment of securities	32,730	67,729
Proceeds from sales of securities available for sale	—	8,035
Purchases of loans receivable	(11,000)	(298)
Purchases of premises and equipment	(617)	(1,011)
Proceeds from sales of other real estate owned ("OREO")	—	589
Change in loans receivable, excluding purchases	(175,522)	58,271
Net cash provided by (used in) investing activities	(206,884)	17,289
Cash flows from financing activities:
Change in deposits	(3,099)	234,815
Repayment of borrowings	(12,500)	—
Proceeds from repurchased subordinated debentures	12,700	—
Redemption of subordinated debentures	(100,000)	—
Cash paid for surrender of vested shares due to employee tax liability	(134)	(95)
Repurchase of common stock	—	(946)
Cash dividends paid	(6,691)	(3,069)
Net cash provided by (used in) financing activities	(109,724)	230,705
Net increase (decrease) in cash and due from banks	(296,474)	254,596
Cash and due from banks at beginning of year	608,965	391,849
Cash and due from banks at end of period	$312,491	$646,445
Supplemental disclosures of cash flow information:
Interest paid	$6,143	$8,267
Income taxes paid	$129	$125
Non-cash activities:
Transfer of loans receivable to other real estate owned	$—	$1
Income tax benefit related to items of other comprehensive income	$15,787	$3,515
Change in right-of-use asset obtained in exchange for lease liability	$—	$—

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Organization and Basis of Presentation

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is a bank holding company whose primary subsidiary is Hanmi Bank (the “Bank”). Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money by the Bank.

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim periods ended March 31, 2022, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”).

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

Descriptions of our significant accounting policies are included in Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
March 31, 2022
U.S. Treasury securities	$18,953	$—	$(739)	$18,214
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	618,459	5	(41,588)	576,876
Collateralized mortgage obligations	93,324	4	(6,164)	87,164
Debt securities	131,370	—	(6,746)	124,624
Total U.S. government agency and sponsored agency obligations	843,153	9	(54,498)	788,664
Municipal bonds-tax exempt	78,901	—	(8,799)	70,102
Total securities available for sale	$941,007	$9	$(64,036)	$876,980

December 31, 2021
U.S. Treasury securities	$15,457	$1	$(61)	$15,397
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	615,393	18	(7,906)	607,505
Collateralized mortgage obligations	95,153	41	(1,590)	93,604
Debt securities	117,499	—	(1,603)	115,896
Total U.S. government agency and sponsored agency obligations	828,045	59	(11,099)	817,005
Municipal bonds-tax exempt	79,152	117	(881)	78,388
Total securities available for sale	$922,654	$177	$(12,041)	$910,790

The amortized cost and estimated fair value of securities as of March 31, 2022 and December 31, 2021, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	March 31, 2022		December 31, 2021
	Available for Sale		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Within one year	$586	$587	$1,103	$1,108
Over one year through five years	150,937	143,638	126,483	125,069
Over five years through ten years	37,129	35,043	51,338	50,770
Over ten years	752,355	697,712	743,730	733,843
Total	$941,007	$876,980	$922,654	$910,790

The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(in thousands, except number of securities)
March 31, 2022
U.S. Treasury securities	$(739)	$18,215	5	$—	$—	—	$(739)	$18,215	5
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	(27,111)	409,085	86	(14,477)	167,229	35	$(41,588)	$576,314	121
Collateralized mortgage obligations	(4,544)	69,210	19	(1,620)	16,966	5	(6,164)	86,176	24
Debt securities	(5,057)	97,814	20	(1,689)	26,811	5	(6,746)	124,625	25
Total U.S. government agency and sponsored agency obligations	(36,712)	576,109	125	(17,786)	211,006	45	(54,498)	787,115	170
Municipal bonds-tax exempt	(8,799)	70,102	19	—	—	—	(8,799)	70,102	19
Total	$(46,250)	$664,426	149	$(17,786)	$211,006	45	$(64,036)	$875,432	194

December 31, 2021
U.S. Treasury securities	$(61)	$8,391	2	$—	$—	—	$(61)	$8,391	2
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	(6,252)	535,610	102	(1,654)	59,457	11	$(7,906)	$595,067	113
Collateralized mortgage obligations	(1,256)	76,894	16	(334)	12,548	3	(1,590)	89,442	19
Debt securities	(1,503)	110,996	21	(100)	4,900	1	(1,603)	115,896	22
Total U.S. government agency and sponsored agency obligations	(9,011)	723,500	139	(2,088)	76,905	15	(11,099)	800,405	154
Municipal bonds-tax exempt	(881)	68,548	17	—		—	(881)	68,548	17
Total	$(9,953)	$800,439	158	$(2,088)	$76,905	15	$(12,041)	$877,344	173

The Company evaluates its available-for-sale securities portfolio for impairment on a quarterly basis. This assessment takes into account the changes in the credit quality of these debt securities since acquisition and the likelihood of a credit loss occurring over the life of the securities. In the event that a credit loss is expected to occur in the future, an allowance is established and a corresponding credit loss is recognized. Based on this analysis, as of March 31, 2022, the Company determined that no credit losses are expected to be realized on the tax-exempt municipal bond portfolio. The remainder of the portfolio consists of U.S. Treasury obligations, U.S. government agency securities, and U.S. government sponsored agency securities, all of which have the backing of the U.S. government, and are therefore not expected to incur credit losses.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Gross realized gains on sales of securities	$—	$99
Gross realized losses on sales of securities	—	—
Net realized gains on sales of securities	$—	$99
Proceeds from sales of securities	$—	$8,035

During the three months ended March 31, 2022, there were no sale of securities. During the three months ended March 31, 2021, there were $0.1 million in net gains in earnings resulting from the sale of $8.0 million of securities previously recorded with $0.1 million unrealized gains in accumulated other comprehensive income.

Securities available for sale with market values of $30.1 million and $34.7 million as of March 31, 2022 and December 31, 2021, respectively, were pledged to secure borrowings from the Federal Reserve Bank (“FRB”) Discount Window.

At March 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies in an amount greater than 10 percent of shareholders’ equity.

Note 3 — Loans

Loans Receivable

Loans consisted of the following as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in thousands)
Real estate loans:
Commercial property
Retail	$990,716	$970,134
Hospitality	718,721	717,692
Other (1)	1,974,091	1,919,033
Total commercial property loans	3,683,528	3,606,859
Construction	87,925	95,006
Residential/consumer loans	432,805	400,546
Total real estate loans	4,204,258	4,102,411
Commercial and industrial loans	633,107	561,831
Leases receivable	500,135	487,299
Loans receivable	5,337,500	5,151,541
Allowance for credit losses	(71,512)	(72,557)
Loans receivable, net	$5,265,988	$5,078,984

(1)

Includes, among other types, mixed-use, apartment, office, industrial, gas stations, faith-based facilities and warehouse; all other property types represent less than one percent of total loans receivable.

At March 31, 2022 and December 31, 2021, PPP loans totaling $1.5 million and $3.0 million, respectively, were included in commercial and industrial loans in the table above.

Accrued interest on loans was $10.5 million and $10.1 million at March 31, 2022 and December 31, 2021, respectively. Accrued interest at March 31, 2022 and December 31, 2021 included unpaid deferred interest receivable for loans currently or previously modified under the CARES Act of $2.7 million and $3.4 million, net of a $0 and $1.7 million valuation allowance, respectively.

At March 31, 2022 and December 31, 2021, loans of $2.32 billion and $2.30 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following is the activity for loans held for sale for the three months ended March 31, 2022 and 2021:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
March 31, 2022
Balance at beginning of period	$6,954	$6,388	$13,342
Originations and transfers	20,164	11,689	31,853
Sales	(15,293)	(14,284)	(29,577)
Principal paydowns and amortization	—	(1)	(1)
Balance at end of period	$11,825	$3,792	$15,617

March 31, 2021
Balance at beginning of period	$8,042	$526	$8,568
Originations	16,283	130,387	146,670
Sales	(13,395)	(109,169)	(122,564)
Principal paydowns and amortization	—	—	—
Balance at end of period	$10,930	$21,744	$32,674

Loans held for sale was comprised of $15.6 million and $13.3 million of the guaranteed portion of SBA 7(a) loans at March 31, 2022 and December 31, 2021, respectively. All second draw PPP loans were sold by the third quarter of 2021. For the three months ended March 31, 2021, the Company recognized $2.5 million of gains on the sale of $108.5 million second draw PPP loans.

Allowance for Credit Losses

The following table details the information on the allowance for credit losses by portfolio segment as of and for the three months ended March 31, 2022 and 2021:

	Real Estate	Commercial and Industrial	Leases Receivable	Total
	(in thousands)
March 31, 2022
Balance at beginning of period	$48,890	$12,418	$11,249	$72,557
Less loans charged off	530	58	247	835
Recoveries on loans receivable previously charged off	(197)	(317)	(423)	(937)
Provision (recovery) for credit losses	(2,202)	267	788	(1,147)
Ending balance	$46,355	$12,944	$12,213	$71,512

March 31, 2021
Balance at beginning of period	$51,877	$21,410	$17,139	$90,426
Less loans charged off	1,509	93	1,903	3,505
Recoveries on loans receivable previously charged off	(273)	(99)	(135)	(507)
Provision (recovery) for credit losses	7,121	(5,029)	(1,128)	964
Ending balance	$57,762	$16,387	$14,243	$88,392

The table below illustrates the allowance for credit losses by loan portfolio segment and each loan portfolio segment as a percentage of total loans.

	March 31, 2022				December 31, 2021
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$6,827	9.5%	$990,716	18.6%	$6,579	9.1%	$970,134	18.8%
Hospitality	19,625	27.5%	718,721	13.5%	22,670	31.2%	717,692	13.9%
Other	15,904	22.2%	1,974,091	36.9%	15,065	20.8%	1,919,033	37.3%
Total commercial property loans	42,356	59.2%	3,683,528	69.0%	44,314	61.1%	3,606,859	70.0%
Construction	3,531	4.9%	87,925	1.6%	4,078	5.6%	95,006	1.8%
Residential/consumer loans	468	0.7%	432,805	8.1%	498	0.7%	400,546	7.8%
Total real estate loans	46,355	64.8%	4,204,258	78.7%	48,890	67.4%	4,102,411	79.6%
Commercial and industrial loans	12,944	18.1%	633,107	11.9%	12,418	17.1%	561,831	10.9%
Leases receivable	12,213	17.1%	500,135	9.4%	11,249	15.5%	487,299	9.5%
Total	$71,512	100.0%	$5,337,500	100.0%	$72,557	100.0%	$5,151,541	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2022 and December 31, 2021, for which repayment is expected to be obtained through the sale of the underlying collateral.

	March 31, 2022	December 31, 2021
	Amortized Cost	Amortized Cost
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,708	$1,917
Hospitality	—	—
Other (1)	482	499
Total commercial property loans	2,190	2,416
Residential/consumer loans	951	982
Total real estate loans	3,141	3,398
Total	$3,141	$3,398

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

Loans by Vintage Year and Risk Rating

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
March 31, 2022
Real estate loans:
Commercial property
Risk Rating
Pass / Pass-Watch	$459,277	$1,036,000	$664,427	$462,571	$365,194	$517,843	$44,192	$3,549,504
Special Mention	—	19,530	16,932	9,720	21,746	18,266	1,702	87,896
Classified	858	—	—	5,875	17,228	22,167	—	46,128
Total commercial property	460,135	1,055,530	681,359	478,166	404,168	558,276	45,894	3,683,528

Construction
Risk Rating
Pass / Pass Watch	1,147	63,764	602	—	—	—	—	65,513
Special Mention	—	—	—	—	—	22,412	—	22,412
Classified	—	—	—	—	—	—	—	—
Total construction	1,147	63,764	602	—	—	22,412	—	87,925

Residential/consumer loans
Risk Rating
Pass / Pass-Watch	60,512	189,043	15,420	243	17,446	141,405	7,483	431,552
Special Mention	—	—	—	—	—	289	—	289
Classified	—	—	—	—	—	964	—	964
Total residential/consumer loans	60,512	189,043	15,420	243	17,446	142,658	7,483	432,805

Total real estate loans
Risk Rating
Pass / Pass-Watch	520,936	1,288,807	680,449	462,814	382,640	659,248	51,675	4,046,569
Special Mention	—	19,530	16,932	9,720	21,746	40,967	1,702	110,597
Classified	858	—	—	5,875	17,228	23,131	—	47,092
Total real estate loans	521,794	1,308,337	697,381	478,409	421,614	723,346	53,377	4,204,258

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	198,803	152,230	51,415	34,109	14,216	12,567	135,207	598,547
Special Mention	—	8,808	—	13,853	—	4,703	2,997	30,361
Classified	—	—	—	283	129	738	3,049	4,199
Total commercial and industrial loans	198,803	161,038	51,415	48,245	14,345	18,008	141,253	633,107

Leases receivable:
Risk Rating
Pass / Pass-Watch	68,511	222,018	69,739	86,682	38,946	8,126	—	494,022
Special Mention	—	—	—	—	—	—	—	—
Classified	—	1,050	492	3,175	1,123	273	—	6,113
Total leases receivable	68,511	223,068	70,231	89,857	40,069	8,399	—	500,135

Total loans receivable:
Risk Rating
Pass / Pass-Watch	788,250	1,663,055	801,603	583,605	435,802	679,941	186,882	5,139,138
Special Mention	—	28,338	16,932	23,573	21,746	45,670	4,699	140,958
Classified	858	1,050	492	9,333	18,480	24,142	3,049	57,404
Total loans receivable	$789,108	$1,692,443	$819,027	$616,511	$476,028	$749,753	$194,630	$5,337,500

(1)

Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision. Certain prior period amounts have been reclassified to conform to current period presentation.

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

December 31, 2021
Real estate loans:
Commercial property
Risk Rating
Pass / Pass-Watch	$1,203,197	$706,470	$488,250	$406,288	$277,680	$384,064	$41,413	$3,507,362
Special Mention	—	18,869	7,593	—	6,999	16,879	1,703	52,043
Classified	—	—	5,450	17,247	2,965	21,792	—	47,454
Total commercial property	1,203,197	725,339	501,293	423,535	287,644	422,735	43,116	3,606,859

Construction
Risk Rating
Pass / Pass-Watch	73,808	631	—	—	—	—	—	74,439
Special Mention	—	—	—	—	—	20,567	—	20,567
Classified	—	—	—	—	—	—	—	—
Total construction	73,808	631	—	—	—	20,567	—	95,006

Residential/consumer loans
Risk Rating
Pass / Pass-Watch	194,948	16,975	247	19,813	73,567	82,076	8,381	396,007
Special Mention	—	—	—	930	406	2,221	—	3,557
Classified	—	—	—	—	965	17	—	982
Total residential/consumer loans	194,948	16,975	247	20,743	74,938	84,314	8,381	400,546

Total real estate loans
Risk Rating
Pass / Pass-Watch	1,471,953	724,076	488,497	426,101	351,247	466,140	49,794	3,977,808
Special Mention	—	18,869	7,593	930	7,405	39,667	1,703	76,167
Classified	—	—	5,450	17,247	3,930	21,809	—	48,436
Total real estate loans	1,471,953	742,945	501,540	444,278	362,582	527,616	51,497	4,102,411

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	264,762	55,135	36,937	15,780	10,874	6,016	148,148	537,652
Special Mention	—	274	13,989	—	67	4,802	(5)	19,127
Classified	—	3	708	145	19	886	3,291	5,052
Total commercial and industrial loans	264,762	55,412	51,634	15,925	10,960	11,704	151,434	561,831

Leases receivable:
Risk Rating
Pass / Pass-Watch	239,738	79,400	101,460	47,485	10,683	1,388	—	480,154
Special Mention	—	—	—	—	—	—	—	—
Classified	716	981	3,575	1,328	347	198	—	7,145
Total leases receivable	240,454	80,381	105,035	48,813	11,030	1,586	—	487,299

Total loans receivable:
Risk Rating
Pass / Pass-Watch	1,976,453	858,611	626,894	489,366	372,804	473,544	197,942	4,995,614
Special Mention	—	19,143	21,582	930	7,472	44,469	1,698	95,294
Classified	716	984	9,733	18,720	4,296	22,893	3,291	60,633
Total loans receivable	$1,977,169	$878,738	$658,209	$509,016	$384,572	$540,906	$202,931	$5,151,541

(1)

Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision. Certain prior period amounts have been reclassified to conform to current period presentation.

Loans by Vintage Year and Payment Performance

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
March 31, 2022
Real estate loans:
Commercial property
Payment performance
Performing	$460,135	$1,055,530	$681,359	$478,166	$404,168	$554,596	$45,894	$3,679,848
Nonperforming	—	—	—	—	—	3,680	—	3,680
Total commercial property	460,135	1,055,530	681,359	478,166	404,168	558,276	45,894	3,683,528

Construction
Payment performance
Performing	1,147	63,764	602	—	—	22,412	—	87,925
Nonperforming	—	—	—	—	—	—	—	—
Total construction	1,147	63,764	602	—	—	22,412	—	87,925

Residential/consumer loans
Payment performance
Performing	60,512	189,043	15,420	243	17,446	141,457	7,483	431,604
Nonperforming	—	—	—	—	—	1,201	—	1,201
Total residential/consumer loans	60,512	189,043	15,420	243	17,446	142,658	7,483	432,805

Total real estate loans
Payment performance
Performing	521,794	1,308,337	697,381	478,409	421,614	718,465	53,377	4,199,377
Nonperforming	—	—	—	—	—	4,881	—	4,881
Total real estate loans	521,794	1,308,337	697,381	478,409	421,614	723,346	53,377	4,204,258

Commercial and industrial loans:
Payment performance
Performing	198,803	161,038	51,415	48,014	14,345	17,763	141,253	632,631
Nonperforming	—	—	—	231	—	245		476
Total commercial and industrial loans	198,803	161,038	51,415	48,245	14,345	18,008	141,253	633,107

Leases receivable:
Payment performance
Performing	68,511	222,018	69,739	86,682	38,946	8,126	—	494,022
Nonperforming	—	1,050	492	3,175	1,123	273	—	6,113
Total leases receivable	68,511	223,068	70,231	89,857	40,069	8,399	—	500,135

Total loans receivable:
Payment performance
Performing	789,108	1,691,393	818,535	613,105	474,905	744,354	194,630	5,326,030
Nonperforming	—	1,050	492	3,406	1,123	5,399	—	11,470
Total loans receivable	$789,108	$1,692,443	$819,027	$616,511	$476,028	$749,753	$194,630	$5,337,500

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
	(in thousands)
March 31, 2022
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$990,716	$990,716	$—
Hospitality	—	—	—	—	718,721	718,721	—
Other	120	—	482	602	1,973,489	1,974,091	—
Total commercial property loans	120	—	482	602	3,682,926	3,683,528	—
Construction	—	—	—	—	87,925	87,925	—
Residential/consumer loans	1,871	—	534	2,405	430,400	432,805	—
Total real estate loans	1,991	—	1,016	3,007	4,201,251	4,204,258	—
Commercial and industrial loans	64	—	—	64	633,043	633,107	—
Leases receivable	3,414	1,099	1,748	6,261	493,874	500,135	—
Total loans receivable	$5,469	$1,099	$2,764	$9,332	$5,328,168	$5,337,500	$—

December 31, 2021
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$970,134	$970,134	$—
Hospitality	556	—	—	556	717,136	717,692	—
Other	92	691	499	1,282	1,917,751	1,919,033	—
Total commercial property loans	648	691	499	1,838	3,605,021	3,606,859	—
Construction	—	—	—	—	95,006	95,006	—
Residential/consumer loans	570	750	556	1,876	398,670	400,546	—
Total real estate loans	1,218	1,441	1,055	3,714	4,098,697	4,102,411	—
Commercial and industrial loans	56	9	—	65	561,766	561,831	—
Leases receivable	3,764	1,992	1,181	6,937	480,362	487,299	—
Total loans receivable	$5,038	$3,442	$2,236	$10,716	$5,140,825	$5,151,541	$—

Individually Evaluated Loans

The Company reviews all loans on an individual basis when they do not share similar risk characteristics with loan pools.

Nonaccrual Loans and Nonperforming Assets

The following table represents the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,708	$—	$—	$1,708
Other	1,676	296	—	1,972
Total commercial property loans	3,384	296	—	3,680
Residential/consumer loans	950	251	—	1,201
Total real estate loans	4,334	547	—	4,881
Commercial and industrial loans	6	470	—	476
Leases receivable	1,188	4,925	—	6,113
Total	$5,528	$5,942	$—	$11,470

	December 31, 2021
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,918	$—	$—	$1,918
Other	1,745	337	—	2,082
Total commercial property loans	3,663	337	—	4,000
Residential/consumer loans	982	245	—	1,227
Total real estate loans	4,645	582	—	5,227
Commercial and industrial loans	8	980	—	988
Leases receivable	1,172	5,973	—	7,145
Total	$5,825	$7,535	$—	$13,360

The Company recognized $27,000 and $177,000 of interest income on nonaccrual loans for the three months ended March 31, 2022 and 2021, respectively.

The following table details nonperforming assets as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in thousands)
Nonaccrual loans	$11,470	$13,360
Loans receivable 90 days or more past due and still accruing	—	—
Total nonperforming loans receivable	11,470	13,360
Other real estate owned ("OREO")	675	675
Total nonperforming assets	$12,145	$14,035

OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

Troubled Debt Restructurings

As of March 31, 2022 and December 31, 2021, TDRs were $2.7 million and $2.9 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to a borrower for economic or legal reasons related to the borrower’s financial difficulties.

The following table details TDRs as of March 31, 2022 and December 31, 2021:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
March 31, 2022
Real estate loans	$323	$1,824	$353	$—	$2,500	$—	$—	$92	$—	$92
Commercial and industrial loans	—	120	—	—	120	—	—	—	—	—
Total	$323	$1,944	$353	$—	$2,620	$—	$—	$92	$—	$92

December 31, 2021
Real estate loans	$346	$2,046	$372	$—	$2,764	$—	$—	$—	$—	$—
Commercial and industrial loans	—	124	—	—	124	—	—	—	—	—
Total	$346	$2,170	$372	$—	$2,888	$—	$—	$—	$—	$—

The following table presents the number of loans by class modified as TDRs that occurred during the periods indicated, with their pre- and post-modification recorded amounts.

	Three Months ended			Twelve Months ended
	March 31, 2022			December 31, 2021
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands except for number of loans)
Real estate loans	1	$92	$92	—	$—	$—
Total	1	$92	$92	—	$—	$—

All TDRs are individually analyzed using one of three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. At March 31, 2022 and December 31, 2021, the allowance resulting from the individual evaluation of TDRs was inconsequential.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. No loans defaulted during the three months ended March 31, 2022 following modification. During the year ended December 31, 2021, no loans defaulted within the twelve-month period following modification.

Note 4 — Servicing Assets

The changes in servicing assets for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Servicing assets:
Balance at beginning of period	$7,080	$6,212
Addition related to sale of SBA loans	667	450
Amortization	(545)	(512)
Balance at end of period	$7,202	$6,150

At March 31, 2022 and December 31, 2021, we serviced loans sold to unaffiliated parties in the amounts of $483.6 million and $473.5 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.2 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. Servicing fee income, net of the amortization of servicing assets, is included in other operating income in the consolidated statements of income. Amortization expense was $545,000 and $512,000 for the three months ended March 31, 2022 and 2021, respectively.

The fair value of servicing rights was $8.1 million at March 31, 2022. The fair value at March 31, 2022 was determined using discount rates ranging from 9.0 percent to 10.6 percent and prepayment speeds ranging from 11.0 percent to 16.9 percent, depending on the stratification of the specific right. The fair value of servicing rights was $8.1 million at December 31, 2021. The fair value at December 31, 2021 was determined using discount rates ranging from 10.4 percent to 16.7 percent and prepayment speeds ranging from 10.2 percent to 12.8 percent, depending on the stratification of the specific right.

Note 5 — Income Taxes

The Company’s income tax expense was $8.5 million and $7.5 million, representing an effective income tax rate of 29.0 percent and 31.1 percent for the three months ended March 31, 2022 and 2021, respectively.

Management concluded that as of March 31, 2022 and December 31, 2021, a valuation allowance of $1.6 million was appropriate against certain state net operating loss carry forwards and certain tax credits. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. Net income tax assets were $51.9 million and $44.1 million as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, the Company was subject to examination by various taxing authorities for its federal tax returns for the periods ending on or after December 31, 2018 through 2020 and state tax returns for the periods ending on or after December 31, 2017 through 2020. During the quarter ended March 31, 2022, there was no material change to the Company’s uncertain tax positions. The Company does not expect its unrecognized tax positions to change significantly over the next twelve months.

Note 6 — Goodwill and other Intangibles

The third-party originators intangible of $483,000 and goodwill of $11.0 million were recorded as a result of the acquisition of a leasing portfolio in 2016. The core deposit intangible of $2.2 million was recognized for the core deposits acquired in a 2014 acquisition. The Company’s intangible assets were as follows for the periods indicated:

		March 31, 2022			December 31, 2021
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Core deposit intangible	10 years	$2,213	$(1,932)	$281	$2,213	$(1,900)	$313
Third-party originators intangible	7 years	483	(442)	41	483	(432)	51
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$13,727	$(2,374)	$11,353	$13,727	$(2,332)	$11,395

The Company performed an impairment analysis on its goodwill and other intangible assets as of December 31, 2021 and determined there was no impairment. No triggering event has occurred subsequent to December 31, 2021 that would require a reassessment of goodwill and other intangible assets.

Note 7 — Deposits

Uninsured time deposits at or exceeding the FDIC insurance limit of $250,000 as of March 31, 2022 and December 31, 2021 were $167.5 million and $173.5 million, respectively.

The scheduled maturities of time deposits are as follows for the periods indicated:

At March 31, 2022	Time Deposits of $250,000 or More	Other Time Deposits	Total
	(in thousands)
2022	$159,226	$485,205	$644,431
2023	39,722	144,555	184,277
2024	—	62,438	62,438
2025	265	2,084	2,349
2026 and thereafter	262	2,811	3,073
Total	$199,475	$697,093	$896,568

At December 31, 2021
2022	$206,478	$672,821	$879,299
2023	1,522	40,564	42,086
2024	—	60,854	60,854
2025	265	1,919	2,184
2026 and thereafter	262	2,503	2,765
Total	$208,527	$778,661	$987,188

Accrued interest payable on deposits was $1.0 million and $1.2 million at March 31, 2022 and December 31, 2021, respectively. Total deposits reclassified to loans due to overdrafts at March 31, 2022 and December 31, 2021 were $257,000 and $277,000, respectively.

Note 8 — Borrowings and Subordinated Debentures

At March 31, 2022, the Bank had no overnight advances and $125.0 million of term advances outstanding with the FHLB with a weighted average interest rate of 1.04 percent. At December 31, 2021, the Bank had no overnight advances and $137.5 million of term advances with the FHLB with a weighted average rate of 1.05 percent. Interest expense on borrowings for the three months ended March 31, 2022 and 2021 was $337,000 and $478,000, respectively.

	March 31, 2022		December 31, 2021
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Overnight advances	$—	0.00%	$—	0.00%
Advances due within 12 months	50,000	1.63%	50,000	1.62%
Advances due over 12 months through 24 months	50,000	0.37%	50,000	0.97%
Advances due over 24 months through 36 months	25,000	1.22%	37,500	0.40%
Outstanding advances	$125,000	1.04%	$137,500	1.05%

The following is financial data pertaining to FHLB advances:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Weighted-average interest rate at end of period	1.04%	1.05%
Weighted-average interest rate during the period	1.05%	1.17%
Average balance of FHLB advances	$130,556	$145,277
Maximum amount outstanding at any month-end	$137,500	$162,500

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $2.32 billion and $2.30 billion of loans pledged as collateral with the FHLB as of March 31, 2022 and December 31, 2021, respectively. Remaining available borrowing capacity was $1.45 billion, subject to the FHLB statutory lending limit of $1.84 billion, and $1.61 billion at March 31, 2022 and December 31, 2021, respectively.

The Bank also had securities with market values of $30.1 million and $34.7 million at March 31, 2022 and December 31, 2021, respectively, pledged with the FRB, which provided $28.2 million and $32.8 million in available borrowing capacity through the Fed Discount Window as of March 31, 2022 and December 31, 2021, respectively.

On August 20, 2021, the Company issued $110.0 million of Fixed-to-Floating Subordinated Notes (“2021 Notes”) with a maturity date of September 1, 2031. The 2021 Notes have an initial fixed interest rate of 3.75 percent per annum, payable semiannually in arrears on March 1 and September 1 of each year, up to but excluding September 1, 2026. From and including September 1, 2026 and thereafter, the 2021 Notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be the Three-Month Term SOFR) plus 310 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. If the then current three-month term SOFR rate is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance cost was $2.1 million, which is being amortized through the 2021 Notes’ maturity date. At both March 31, 2022 and December 31, 2021, the balance of the 2021 Notes included in the Company’s Consolidated Balance Sheet, net of issuance cost, was $108.0 million.

The Company issued $100.0 million of Fixed-to-Floating Subordinated Notes (“2017 Notes”) on March 21, 2017, with a maturity on March 30, 2027. The 2017 Notes have an initial fixed interest rate of 5.45 percent per annum, payable semiannually on March 30 and September 30 of each year. From and including March 30, 2022 and thereafter, the 2017 Notes bear interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.315 percent payable quarterly. If the then current three-month LIBOR is less than zero, three-month LIBOR will be deemed to be zero. Debt issuance cost was $2.3 million, which is being amortized through the 2017 Notes’ maturity date.

On March 30, 2022, the Company redeemed its 2017 Notes. A portion of the redemption was funded with the proceeds from the Company’s August 20, 2021 subordinated debt offering. The redemption price for each of the 2017 Notes equaled 100 percent of the outstanding principal amount redeemed, plus any accrued and unpaid interest thereon. All interest accrued on the 2017 Notes ceased to accrue on and after March 30, 2022. Upon the redemption, the Company recognized a pre-tax charge of $1.1 million for the remaining unamortized debt issuance costs associated with the 2017 Notes.

At March 31, 2022 and December 31, 2021, the balance of 2017 Notes included in the Company’s Consolidated Balance Sheet, net of debt issuance cost, was $0 and $86.2 million, respectively.

The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005 which issued $26.0 million of Trust Preferred Securities (“TPS”) at a 6.26 percent fixed rate for the first five years and a variable rate of three-month LIBOR plus 140 basis points thereafter. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At March 31, 2022 and December 31, 2021, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $5.9 million and $6.0 million, was $20.9 million and $20.8 million, respectively. The amortization of discount was $102,000 and $99,000 for the three months ended March 31, 2022 and 2021, respectively.

Note 9 — Earnings Per Share

Earnings per share (“EPS”) is calculated on both a basic and a diluted basis. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings, excluding common shares in treasury. For diluted EPS, the weighted-average number of common shares includes the impact of unvested performance-based restricted stock under the treasury method.

Unvested restricted stock containing rights to non-forfeitable dividends are considered participating securities prior to vesting and have been included in the earnings allocation in computing basic and diluted EPS under the two-class method.

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands, except per share amounts)
Basic EPS
Net income	$20,695	$16,659
Less: income allocated to unvested restricted stock	124	100
Income allocated to common shares	$20,571	$16,559
Weighted-average shares for basic EPS	30,254,212	30,461,681
Basic EPS (1)	$0.68	$0.54

Effect of dilutive stock options and unvested performance restricted stock	123,368	12,289

Diluted EPS
Income allocated to common shares	$20,571	$16,559
Weighted-average shares for diluted EPS	30,377,580	30,473,970
Diluted EPS (1)	$0.68	$0.54

(1)	Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

There were no anti-dilutive stock options outstanding for the three months ended March 31, 2022 or 2021.

During the three months ended March 31, 2022, the Company issued 38,036 performance stock units to executive officers from the 2021 Equity Compensation plan fair valued at $955,000 on the grant date of March 23, 2022. During the three months ended March 31, 2021, the Company issued 42,626 performance stock units to executive officers from the 2013 Equity Compensation Plan fair valued at $784,000 on the grant date of March 24, 2021. These units have a three-year cliff vesting period and include dividend equivalent rights. Total performance stock units outstanding as of March 31, 2022 were 104,599 with an aggregate grant fair value of $2.0 million. As of March 31, 2022 and 2021, there were 104,599 and 66,563 performance stock units outstanding, respectively. In accordance with the treasury method, unvested performance stock units were included in the weighted average number of common shares for the diluted EPS calculation in the table above.

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

At March 31, 2022, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5 percent must be met to avoid limitations on the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 6.19 percent and 6.70 percent and the Company's capital conservation buffer was 5.71 percent and 5.93 percent as of March 31, 2022 and December 31, 2021, respectively.

In March 2020, federal banking agencies announced an interim final rule to delay the impact on regulatory capital arising from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company and the Bank adopted the capital transition relief over the permissible five-year period.

The capital ratios of Hanmi Financial and the Bank as of March 31, 2022 and December 31, 2021 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2022
Total capital (to risk-weighted assets):
Hanmi Financial	$839,015	14.73%	$455,784	8.00%	N/A	N/A
Hanmi Bank	$806,922	14.19%	$455,023	8.00%	$568,778	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$666,887	11.71%	$341,838	6.00%	N/A	N/A
Hanmi Bank	$744,794	13.09%	$341,267	6.00%	$455,023	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$645,954	11.34%	$256,378	4.50%	N/A	N/A
Hanmi Bank	$744,794	13.09%	$255,950	4.50%	$369,706	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$666,887	9.70%	$274,915	4.00%	N/A	N/A
Hanmi Bank	$744,794	10.84%	$274,835	4.00%	$343,544	5.00%

December 31, 2021
Total capital (to risk-weighted assets):
Hanmi Financial	$912,527	16.57%	$440,639	8.00%	N/A	N/A
Hanmi Bank	$809,279	14.70%	$440,493	8.00%	$550,616	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$657,250	11.93%	$330,479	6.00%	N/A	N/A
Hanmi Bank	$748,177	13.59%	$330,369	6.00%	$440,493	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$636,419	11.55%	$247,859	4.50%	N/A	N/A
Hanmi Bank	$748,177	13.59%	$247,777	4.50%	$357,900	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$657,250	9.63%	$273,133	4.00%	N/A	N/A
Hanmi Bank	$748,177	10.96%	$273,101	4.00%	$341,376	5.00%

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

Loans held for sale - Loans held for sale includes the guaranteed portion of SBA 7(a) loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of the loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At March 31, 2022 and December 31, 2021, the entire balance of loans held for sale was recorded at its cost. We record loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2022 and December 31, 2021, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Total Fair Value
	(in thousands)
March 31, 2022
Assets:
Securities available for sale:
U.S. Treasury securities	$18,214	$—	$—	$18,214
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	576,876	—	576,876
Collateralized mortgage obligations	—	87,164	—	87,164
Debt securities	—	124,624	—	124,624
Total U.S. government agency and sponsored agency obligations	—	788,664	—	788,664
Municipal bonds-tax exempt	—	70,102	—	70,102
Total securities available for sale	$18,214	$858,766	$—	$876,980
Derivative financial instruments	$—	$4,468	$—	$4,468

Liabilities:
Derivative financial instruments	$—	$4,395	$—	$4,395

December 31, 2021
Assets:
Securities available for sale:
U.S. Treasury securities	$15,397	$—	$—	$15,397
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	607,505	—	607,505
Collateralized mortgage obligations	—	93,604	—	93,604
Debt securities	—	115,896	—	115,896
Total U.S. government agency and sponsored agency obligations	—	817,005	—	817,005
Municipal bonds-tax exempt	—	78,388	—	78,388
Total securities available for sale	$15,397	$895,393	$—	$910,790
Derivative financial instruments	$—	$1,379	$—	$1,379

Liabilities:
Derivative financial instruments	$—	$1,360	$—	$1,360

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of March 31, 2022 and December 31, 2021, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
			Significant
			Observable
		Quoted Prices in	Inputs With No
		Active Markets	Active Market	Significant
		for Identical	With Identical	Unobservable
	Total	Assets	Characteristics	Inputs
	(in thousands)
March 31, 2022
Assets:
Collateral dependent loans (1)	$3,141	$—	$—	$3,141
Other real estate owned	675	—	—	675
Repossessed personal property	25	—	—	25

December 31, 2021
Assets:
Collateral dependent loans (2)	$3,398	$—	$—	$3,398
Other real estate owned	675	—	—	675
Repossessed personal property	8	—	—	8

(1)	Consisted of real estate loans of $3.1 million.
(2)	Consisted of real estate loans of $3.4 million.

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at March 31, 2022 and December 31, 2021:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
March 31, 2022
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$1,708	Market approach	Market data comparison	(25)% to 27% / 9%	(1)
Other	482	Market approach	Market data comparison	(20)% to 0% / 0%	(1)
Residential/consumer loans	951	Market approach	Market data comparison	(4)% to 10% / 6%	(1)
Total real estate loans	3,141
Total	$3,141

Other real estate owned	$675	Market approach	Market data comparison	(10)% to 10% / (3)%

Repossessed personal property	25	Market approach	Market data comparison		(2)

December 31, 2021
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$1,917	Market approach	Market data comparison	(28)% to 23% / (6)%	(1)
Other	499	Market approach	Market data comparison	(20)% to 20% / 0%	(1)
Residential/consumer loans	982	Market approach	Market data comparison	(19)% to 8% / 3%	(1)
Total real estate loans	3,398
Total	$3,398

Other real estate owned	$675	Market approach	Market data comparison	(20)% to (5)% / (12)%

Repossessed personal property	8	Market approach	Market data comparison		(2)

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

Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we have concluded that the carrying amounts approximate fair value, the fair value estimates shown below are based on an exit price notion as of March 31, 2022, as required by ASU 2016-01. The financial instruments for which we have concluded that the carrying amounts approximate fair value include, cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits. The fair values of off-balance sheet items are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.

The estimated fair values of financial instruments were as follows:

	March 31, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$312,491	$312,491	$—	$—
Securities available for sale	876,980	18,214	858,766	—
Loans held for sale	15,617	—	16,948	—
Loans receivable, net of allowance for credit losses	5,265,988	—	—	5,208,194
Accrued interest receivable	12,289	12,289	—	—
Financial liabilities:
Noninterest-bearing deposits	2,678,726	—	2,678,726	—
Interest-bearing deposits	3,104,444	—	—	3,101,440
Borrowings and subordinated debentures	253,967	—	122,525	129,028
Accrued interest payable	966	966	—	—

	December 31, 2021
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$608,965	$608,965	$—	$—
Securities available for sale	910,790	15,397	895,393	—
Loans held for sale	13,342	—	14,723	—
Loans receivable, net of allowance for credit losses	5,078,984	—	—	5,072,282
Accrued interest receivable	11,976	11,976	—	—
Financial liabilities:
Noninterest-bearing deposits	2,574,517	—	2,574,517	—
Interest-bearing deposits	3,211,752	—	—	3,211,708
Borrowings and subordinated debentures	352,506	—	137,198	213,179
Accrued interest payable	1,161	1,161	—	—

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

The following table shows the distribution of total loan commitments as of the dates indicated:

	March 31,	December 31,
	2022	2021
	(in thousands)
Unusued commitments to extend credit	$626,615	$626,474
Standby letters of credit	46,669	49,287
Commercial letters of credit	46,617	39,261
Total commitments	$719,901	$715,022

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Balance at beginning of period	$2,586	$2,792
Provision expense (recovery) for credit losses	(228)	(450)
Balance at end of period	$2,358	$2,342

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

As of March 31, 2022, the outstanding balances for our right-of-use asset and lease liability were $44.5 million and $48.0 million, respectively. The outstanding balances of the right-of-use asset and lease liability were $46.3 million and $49.7 million, respectively, as of December 31, 2021.

In determining the discount rates, since most of our leases do not provide an implicit rate, we used our incremental borrowing rate provided by the FHLB of San Francisco based on the information available at the commencement date to calculate the present value of lease payments.

At March 31, 2022, future minimum rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2022	$7,734
2023	7,431
2024	7,047
2025	6,410
2026	5,175
Thereafter	18,885
Remaining lease commitments	52,682
Interest	(4,696)
Present value of lease liability	$47,986

Weighted average remaining lease terms for the Company's operating leases were 7.68 years and 7.85 years as of March 31, 2022 and December 31, 2021, respectively. Weighted average discount rates used for the Company's operating leases were 2.38 percent and 2.38 percent as of March 31, 2022 and December 31, 2021, respectively. Net lease expense recognized for both the three months ended March 31, 2022 and 2021 was $2.1 million. This included operating lease costs of $2.0 million for both the three months ended March 31, 2022 and 2021. Sublease income for operating leases was inconsequential for the three months ended March 31, 2022 and 2021.

Cash paid and included in cash flows from operating activities for amounts used in the measurement of the lease liability of the Company's operating leases was $2.0 million for each of the three months ended March 31, 2022 and 2021.

Note 14 — Liquidity

Hanmi Financial

As of March 31, 2022 and December 31, 2021, Hanmi Financial had $18.2 million and $94.9 million, respectively, in cash on deposit with its bank subsidiary. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of March 31, 2022 and December 31, 2021, the Bank had $125.0 million and $137.5 million, respectively, of FHLB advances and $120.3 million and $141.8 million, respectively, of brokered deposits.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30.0 percent of its assets. As of March 31, 2022, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $1.67 billion and $1.45 billion, respectively, compared to $1.84 billion and $1.61 billion, respectively, as of December 31, 2021.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $28.2 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $32.3 million, and had no borrowings as of March 31, 2022. The Bank also maintains a line of credit for repurchase agreements up to $100.0 million. The Bank also had three unsecured federal funds lines of credit totaling $115.0 million with no outstanding balances as of March 31, 2022.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their location on the Balance Sheet as of March 31, 2022 and December 31, 2021.

As of March 31, 2022	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$61,843	Other Assets	$4,468	$61,843	Other Liabilities	$4,395
Total derivatives not designated as hedging instruments			$4,468			$4,395

As of December 31, 2021	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$61,968	Other Assets	$1,379	$61,968	Other Liabilities	$1,360
Total derivatives not designated as hedging instruments			$1,379			$1,360

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement for the three and three months ended March 31, 2022 and 2021.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2022	2021
		(in thousands)
Interest rate products	Other income	$55	$150
Total		$55	$150

The Company did not recognize any fee income from its derivative financial instruments for the three months ended March 31, 2022 nor 2021.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The derivative assets are located within the prepaid and other assets line item on the Consolidated Balance Sheets and the derivative liabilities are located within the accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
As of March 31, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$4,468	$—	$4,468	$4,395	$73	$—

Offsetting of Derivative Liabilities
As of March 31, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$4,395	$—	$4,395	$4,395	$—	$—

Offsetting of Derivative Assets
As of December 31, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount

Derivatives	$1,379	$—	$1,379	$1,360	$19	$—

Offsetting of Derivative Liabilities
As of December 31, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount

Derivatives	$1,360	$—	$1,360	$1,360	$—	$—

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

As of March 31, 2022 and December 31, 2021, the fair value of derivatives in a net asset position for counterparty transactions, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.5 and $1.4 million, respectively. As of March 31, 2022, the Company had not posted any collateral with its counterparties related to these agreements and is adequately collateralized since its net asset position was $73,000 ($4.5 fair value of assets less $4.4 fair value of liabilities) as of March 31, 2022. As of December 31, 2021, the Company had posted no collateral related to these agreements and was adequately collateralized since its net asset position was $19,000 ($1.4 million fair value of assets less $1.4 million fair value of liabilities).

Note 16 — Subsequent Events

As of the date of issuance of these financial statements, no subsequent events were identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three months ended March 31, 2022. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended March 31, 2022 (this “Report”).

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statements. These factors include the following: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi Bank; the effect of our rating under the Community Reinvestment Act and our ability to address any issues raised in our regulatory exams; general economic and business conditions internationally, nationally and in those areas in which we operate; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital from private and government sources; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread; inflation; risks of natural disasters; the current or anticipated impact of military conflict, terrorism or other geopolitical events; a failure in or breach of our operational or security systems or infrastructure, including cyber-attacks; the failure to maintain current technologies; the inability to successfully implement future information technology enhancements; difficult business and economic conditions that can adversely affect our industry and business, including competition, fraudulent activity and negative publicity; risks associated with Small Business Administration loans; failure to attract or retain key employees; our ability to access cost-effective funding; fluctuations in real estate values; changes in accounting policies and practices; the imposition of tariffs or other domestic or international governmental policies impacting the value of the products of our borrowers; changes in governmental regulation, including, but not limited to, any increase in Federal Deposit Insurance Corporation insurance premiums; the ability of Hanmi Bank to make distributions to Hanmi Financial Corporation, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial tests; the ability to identify a suitable strategic partner or to consummate a strategic transaction; the adequacy of our allowance for credit losses; our credit quality and the effect of credit quality on our credit losses expense and allowance for credit losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; changes in securities markets; and risks as it relates to cyber security against our information technology infrastructure and those of our third party providers and vendors.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the continued impact of the COVID-19 pandemic on our business and results of operation. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: demand for our products and services may decline; if the economy worsens, loan delinquencies, problem assets, and foreclosures may increase collateral for loans, especially real estate, may decline in value, which could cause credit loss expense to increase; our allowance for credit losses may have to be increased if borrowers experience financial difficulties; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; a material decrease in net income or a net loss over several quarters could result in the elimination or a decrease in the rate of our quarterly cash dividend; our cyber security risks are increased as the result of an increase in the number of employees working remotely; Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs; a worsening of business and economic conditions or in the financial markets could result in an impairment of certain intangible assets such as goodwill or remaining assets; and the unanticipated loss or unavailability of key directors or employees due to the pandemic, which could harm our ability to operate our business or execute our business strategy, especially as we may not be successful in find and integrating suitable replacements.

For additional information concerning risks we face, see “Part II, Item 1A. Risk Factors” in this Report and “Item 1A. Risk Factors” in Part I of the 2021 Annual Report on Form 10-K. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

COVID-19

The COVID-19 pandemic has caused significant economic dislocation in the United States. Various state governments and federal agencies have required lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed legislation that provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation or limitation of physical participation in meetings, events and conferences. As it relates to Bank customers and employees, the Company continues to follow COVID-19 mandates and restrictions issued by governmental authorities.

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to consolidated financial statements in our 2021 Annual Report on Form 10-K. We had no significant changes in our accounting policies since the filing of our 2021 Annual Report on Form 10-K.

Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2021 Annual Report on Form 10-K. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors.

Executive Overview

Net income was $20.7 million, or $0.68 per diluted share, for the three months ended March 31, 2022 compared with $16.7 million, or $0.54 per diluted share, for the same period a year ago. The increase in net income for the 2022 first quarter reflected a net recovery of credit loss expense of $1.4 million for the three months ended March 31, 2022 compared with a net credit loss expense of $2.1 million for the same period a year ago. In addition, an increase of $5.0 million in net interest income favorably impacted results. These impacts were offset partially by a $2.2 million increase in noninterest expense and a $1.3 million decrease in noninterest income.

Other financial highlights include the following:

•

Cash and due from banks decreased $296.5 million to $312.5 million as of March 31, 2022 from $609.0 million at December 31, 2021, primarily as excess liquidity was used to fund strong loan production and the redemption of subordinated debentures.

•	Securities decreased $33.8 million to $877.0 million at March 31, 2022 from $910.8 million at December 31, 2021, attributable to the impact of after-tax unrealized losses from rising interest rates.
•	Loans receivable, before the allowance for credit losses, were $5.34 billion at March 31, 2022 compared with $5.15 billion at December 31, 2021
•	Deposits were $5.78 billion at March 31, 2022 compared with $5.79 billion at December 31, 2021.
•	Subordinated debentures and borrowings decreased $98.5 million to $254.0 million at March 31, 2022 from $352.5 million at December 31, 2021, primarily due to the redemption of the 2017 Notes.

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

	Three Months Ended
	March 31, 2022			March 31, 2021
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(in thousands)
Interest-earning assets:
Loans receivable (1)	$5,231,672	$53,924	4.18%	$4,843,825	$50,614	4.24%
Securities (2)	930,505	2,586	1.11%	774,022	1,140	0.59%
FHLB stock	16,385	248	6.14%	16,385	206	5.10%
Interest-bearing deposits in other banks	494,887	216	0.18%	395,602	96	0.10%
Total interest-earning assets	6,673,449	56,974	3.46%	6,029,834	52,056	3.50%

Noninterest-earning assets:
Cash and due from banks	62,968			56,666
Allowance for credit losses	(73,177)			(89,681)
Other assets	229,952			233,146
Total assets	$6,893,192			$6,229,965

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$124,892	$17	0.06%	$102,980	$14	0.05%
Money market and savings	2,106,008	1,189	0.23%	1,967,012	1,479	0.30%
Time deposits	937,044	807	0.35%	1,238,513	2,465	0.81%
Total interest-bearing deposits	3,167,944	2,013	0.26%	3,308,505	3,958	0.49%
Borrowings	130,556	337	1.05%	150,000	478	1.29%
Subordinated debentures	213,171	3,598	6.75%	119,040	1,619	5.44%
Total interest-bearing liabilities	3,511,671	5,948	0.69%	3,577,545	6,055	0.69%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	2,634,398			1,991,204
Other liabilities	88,367			80,060
Stockholders' equity	658,756			581,156
Total liabilities and stockholders' equity	$6,893,192			$6,229,965

Net interest income (taxable equivalent basis)		$51,026			$46,001

Cost of deposits (3)			0.14%			0.30%
Net interest spread (taxable equivalent basis) (4)			2.77%			2.81%
Net interest margin (taxable equivalent basis) (5)			3.10%			3.09%

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.
(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended
	March 31, 2022 vs March 31, 2021
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$4,031	$(721)	$3,310
Securities (2)	270	1,176	1,446
FHLB stock	—	42	42
Interest-bearing deposits in other banks	28	92	120
Total interest and dividend income	4,329	589	4,918

Interest expense:
Demand: interest-bearing	$2	$1	$3
Money market and savings	98	(388)	(290)
Time deposits	(497)	(1,161)	(1,658)
Borrowings	(58)	(83)	(141)
Subordinated debentures	1,517	462	1,979
Total interest expense	1,062	(1,169)	(107)
Change in net interest income	$3,267	$1,758	$5,025

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

For the three months ended March 31, 2022 and 2021, net interest income, on a taxable equivalent basis, was $51.0 million and $46.0 million, respectively. The net interest spread and net interest margin, on a taxable equivalent basis, for the quarter ended March 31, 2022 were 2.77 percent and 3.10 percent, respectively, compared with 2.81 percent and 3.09 percent, respectively, for the same period in 2021. Interest and dividend income, on a taxable equivalent basis, increased $4.9 million, or 9.4 percent, to $57.0 million for the three months ended March 31, 2022 from $52.1 million for the same period in 2021 due to higher average interest-earning asset balances. Interest expense decreased $0.1 million, or 1.8 percent, to $5.9 million for the three months ended March 31, 2022 from $6.1 million for the same period in 2021 primarily due to a shift from time deposits into lower yielding deposit accounts and lower rates paid on interest-bearing deposits, offset by the increased interest expense associated with the issuance of the 2021 Notes and the $1.1 million charge for unamortized debt issuance costs related to the redemption of the 2017 Notes.

The average balance of interest earning assets increased $643.6 million, or 10.7 percent, to $6.67 billion for the three months ended March 31, 2022 from $6.03 billion for the three months ended March 31, 2021. The average balance of loans increased $387.8 million, or 8.0 percent, to $5.23 billion for the three months ended March 31, 2022 from $4.84 billion for the three months ended March 31, 2021 due mainly to strong loan production. The average balance of securities increased $156.5 million, or 20.2 percent, to $930.5 million for the three months ended March 31, 2022 from $774.0 million for the three months ended March 31, 2021. Interest-bearing deposits at other banks increased $99.3 million to $494.9 million for the three months ended March 31, 2021, as increased marketing efforts and proceeds from government aid programs and a decrease in consumer spending drove an increase in noninterest-bearing customer deposits.

The average yield on interest-earning assets, on a taxable equivalent basis, decreased 4 basis points to 3.46 percent for the three months ended March 31, 2022 from 3.50 percent for the three months ended March 31, 2021, mainly due to lower yields on loans. The average yield on loans decreased to 4.18 percent for the three months ended March 31, 2022 from 4.24 percent for the three months ended March 31, 2021, driven mainly by lower yields on commercial real estate loans. The average yield on securities, on a taxable equivalent basis, increased to 1.11 percent for the three months ended March 31, 2022 from 0.59 percent for the three months ended March 31, 2021 reflecting the rising market interest rate environment.

The average balance of interest-bearing liabilities decreased $65.9 million, or 1.8 percent, to $3.51 billion for the three months ended March 31, 2022 compared to $3.58 billion for the three months ended March 31, 2021. Average time deposit balances decreased $301.5 million offset by increases in the average balances of $139.0 million in money market and savings accounts and $94.1 million in subordinated debentures due to the 2021 Notes issued in August 2021.

The average cost of interest-bearing liabilities was 0.69 percent for both the three months ended March 31, 2022 and 2021. The average cost of subordinated debentures increased 130 basis points to 6.74 percent for the three months ended March 31, 2022 compared to 5.44 percent for the three months ended March 31, 2021 due to a pre-tax charge of $1.1 million for the remaining debt issuance costs for the 2017 Notes. The average cost of borrowings decreased by 24 basis points to 1.05 percent for the three months ended March 31, 2022 compared to 1.29 percent for the three months ended March 31, 2021. The average cost of deposits decreased by 23 basis points to 0.26 percent for the three months ended March 31, 2022 compared to 0.49 percent for the three months ended March 31, 2021.

Credit Loss Expense

For the first quarter of 2022, the Company recorded $1.4 million recovery of credit loss expense, comprised of a $1.1 million negative provision for loan losses, and a $228,000 negative provision for off-balance sheet items. For the same period in 2021, credit loss expense was $2.1 million, comprised of a loan loss provision of $1.0 million, a $2.1 million provision for an SBA guarantee repair loss, a $450,000 negative provision for off-balance sheet items and a $471,000 negative provision for losses on accrued interest receivable for loans currently or previously modified under the CARES Act. The recovery of credit loss expense for the three months ended March 31, 2022 as compared to the same period in 2021 resulted from a combination of overall improvements in asset quality and economic forecasts, as well as a net reduction in specific qualitative factors allocated to criticized hospitality loans impacted by the pandemic, offset by strong loan growth.

See also “Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)	Increase (Decrease)
	2022	2021	Amount	Percent
	(in thousands)
Service charges on deposit accounts	$2,875	$2,357	$518	21.98%
Trade finance and other service charges and fees	1,142	1,034	108	10.44%
Servicing income	734	846	(112)	(13.24)%
Bank-owned life insurance income	244	256	(12)	(4.69)%
All other operating income	1,004	841	163	19.38%
Service charges, fees & other	5,999	5,334	665	12.47%
Gain on sale of SBA loans	2,521	1,671	850	50.87%
Gain on sale of PPP loans	—	2,454	(2,454)	(100.00)%
Net gain on sales of securities	—	99	(99)	(100.00)%
Legal settlement	—	250	(250)	(100.00)%
Total noninterest income	$8,520	$9,808	$(1,288)	(13.13)%

For the three months ended March 31, 2022, noninterest income was $8.5 million, a decrease of $1.3 million, or 13.1 percent, compared with $9.8 million for the same period in 2021. The decrease was mainly attributable to a $2.5 million decrease in gains on sale of PPP loans, partially offset by a $0.9 million increase in the gains of sale of SBA and a $0.5 million increase in service charges and fees, which was driven by updates to the Company’s business deposit account fee schedules and enhanced operational practices that increased fee collections.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)	Increase (Decrease)
	2022	2021	Amount	Percent
	(in thousands)
Salaries and employee benefits	$17,717	$16,820	$897	5.33%
Occupancy and equipment	4,646	4,595	51	1.11%
Data processing	3,236	2,926	310	10.59%
Professional fees	1,430	1,447	(17)	(1.17)%
Supplies and communications	665	757	(92)	(12.15)%
Advertising and promotion	817	359	458	127.58%
All other operating expenses	3,186	2,378	808	33.98%
Subtotal	31,697	29,282	2,415	8.25%
Other real estate owned expense (income)	12	221	(209)	(94.57)%
Repossessed personal property expense (income)	(17)	32	(49)	(153.13)%
Total noninterest expense	$31,692	$29,535	$2,157	7.30%

For the three months ended March 31, 2022, noninterest expense was $31.7 million, an increase of $2.2 million, or 7.3 percent, compared with $29.5 million for the same period in 2021. Salaries and employee benefits increased $0.9 million primarily as a result of an increase in bonus and incentive expenses. A $0.5 million increase in advertising and promotion expense was primarily related to branding and promotional campaigns. All other operating expenses increased $0.8 million mainly due to loan related expenses (appraisal fees and real estate taxes paid).

Income Tax Expense

Income tax expense was $8.5 million and $7.5 million representing an effective income tax rate of 29.0 percent and 31.1 percent for the three months ended March 31, 2022 and 2021, respectively. The decrease in the effective tax rate for the three months ended March 31, 2022, compared to the same period in 2021 was principally due to a decrease of incremental tax charges related to the Company’s share-based compensation recognized as income tax expense.

Financial Condition

Securities

As of March 31, 2022, our securities portfolio consisted of U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and debt securities, tax-exempt municipal bonds and, to a lesser extent, U.S. Treasury securities. Most of these securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of March 31, 2022 or December 31, 2021.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their cost weighted average yield, which is calculated using amortized cost as the weight, as of March 31, 2022:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands)
Securities available for sale:
U.S. Treasury securities	$—	0.00%	$18,953	1.22%	$—	0.00%	$—	0.00%	$18,953	1.22%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	306	1.95%	3,697	0.87%	1,499	1.05%	612,957	1.26%	618,459	1.26%
Collateralized mortgage obligations	28	2.38%	104	1.16%	1,534	1.94%	91,658	1.03%	93,324	1.05%
Debt securities	—	0.00%	126,402	0.94%	4,968	1.00%	—	0.00%	131,370	0.94%
Total U.S. government agency and sponsored agency obligations	334	1.99%	130,203	0.94%	8,001	1.19%	704,615	1.23%	843,153	1.18%
Municipal bonds-tax exempt	—	0.00%	—	0.00%	4,042	1.50%	74,859	0.00%	78,901	0.08%
Total securities available for sale	$334	1.98%	$149,156	0.97%	$12,043	1.29%	$779,474	1.24%	$941,007	1.20%

Loans Receivable

As of March 31, 2022 and December 31, 2021, loans receivable (excluding loans held for sale), net of deferred loan fees and costs, discounts and allowance for credit losses, were $5.27 billion and $5.08 billion, respectively. The increase primarily reflected $506.9 million in new loan production and $210.6 million in loan sales and payoffs, as well as amortization and other reductions of $108.0 million. Loan production primarily consisted of commercial real estate of $233.3 million, commercial and industrial loans of $98.4 million and residential mortgages of $61.0 million.

The table below shows the maturity distribution of outstanding loans as of March 31, 2022. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$127,151	$548,614	$314,951	$—	$990,716
Hospitality	182,325	429,441	106,955	—	718,721
Other	275,316	1,102,954	477,095	118,726	1,974,091
Total commercial property loans	584,792	2,081,009	899,001	118,726	3,683,528
Construction	41,681	46,244	—	—	87,925
Residential/consumer loans	6,335	184	5,504	420,782	432,805
Total real estate loans	632,808	2,127,437	904,505	539,508	4,204,258
Commercial and industrial loans	301,450	253,463	78,194	—	633,107
Leases receivable	20,730	429,332	50,073	—	500,135
Loans receivable	$954,988	$2,810,232	$1,032,772	$539,508	$5,337,500
Loans with predetermined interest rates	$345,769	$2,057,439	$255,627	$157,099	$2,815,934
Loans with variable interest rates	609,219	752,793	777,145	382,409	2,521,566

The table below shows the maturity distribution of outstanding loans with fixed or predetermined interest rates due after one year, as of March 31, 2022.

	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$183,135	$272,027	$72,147	$—	$527,309
Hospitality	137,877	96,275	7,221	—	241,373
Other	253,083	627,186	108,909	16,368	1,005,546
Total commercial property loans	574,095	995,488	188,277	16,368	1,774,228
Construction	27,286	—	—	—	27,286
Residential/consumer loans	117	54	2,918	140,731	143,820
Total real estate loans	601,498	995,542	191,195	157,099	1,945,334
Commercial and industrial loans	19,560	11,508	14,359	—	45,427
Leases receivable	176,763	252,568	50,073	—	479,404
Loans receivable	$797,821	$1,259,618	$255,627	$157,099	$2,470,165

The table below shows the maturity distribution of outstanding loans with floating or variable interest rates (including hybrids) due after one year, as of March 31, 2022.

	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$47,471	$45,980	$242,803	$—	$336,254
Hospitality	156,012	39,277	99,734	—	295,023
Other	106,331	116,355	368,187	102,358	693,231
Total commercial property loans	309,814	201,612	710,724	102,358	1,324,508
Construction	18,958	—	—	—	18,958
Residential/consumer loans	13	—	2,586	280,051	282,650
Total real estate loans	328,785	201,612	713,310	382,409	1,626,116
Commercial and industrial loans	56,013	166,383	63,835	—	286,231
Loans receivable	$384,798	$367,995	$777,145	$382,409	$1,912,347

Industry

As of March 31, 2022, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10.0 percent of loans receivable outstanding:

		Percentage of
	Balance as of	Loans Receivable
	March 31, 2022	Outstanding
	(in thousands)
Lessor of nonresidential buildings	$1,725,288	32.3%
Hospitality	765,072	14.3%

Loan Quality Indicators

Loans and leases 30 to 89 days past due and still accruing were 0.10 percent of loans and leases at March 31, 2022, compared with 0.11 percent at December 31, 2021.

At March 31, 2022 and December 31, 2021, there were no loans 90 days or more past due and still accruing.

Special mention loans were $141.0 million at March 31, 2022 compared with $95.3 million at December 31, 2021. The change reflects additions of $68.1 million and reductions (comprising upgrades, downgrades and payments) of $22.5 million.

Classified loans were $57.4 million at March 31, 2022 compared with $60.6 million at December 31, 2021. The change reflects additions of $2.8 million and reductions (comprising upgrades, payments, sales, and charge-offs) of $6.0 million.

Activity in criticized loans was as follows for the periods indicated:

	Special Mention	Classified
	(in thousands)
March 31, 2022
Balance at beginning of period	$95,294	$60,633
Additions	68,120	2,807
Reductions	(22,456)	(6,036)
Balance at end of period	$140,958	$57,404

December 31, 2021
Balance at beginning of period	$76,978	$140,169
Additions	146,226	60,083
Reductions	(127,910)	(139,619)
Balance at end of period	$95,294	$60,633

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

Except for nonaccrual loans, management is not aware of any other loans as of March 31, 2022 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan or lease repayment terms, or any known events that would result in a loan or lease being designated as nonperforming at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrowers may adversely affect a borrower’s ability to pay.

Nonperforming loans were $11.5 million at March 31, 2022, or 0.21 percent of loans, compared with $13.4 million at December 31, 2021, or 0.26 percent of the portfolio. The change reflects additions of $1.2 million and reductions (comprising upgrades, payments, sales, and charge-offs) of $3.1 million.

Nonperforming assets were $12.1 million at March 31, 2022, or 0.18 percent of total assets, compared with $14.0 million, or 0.21 percent, at December 31, 2021.

Individually Evaluated Loans

The Company reviews loans on an individual basis when the loan does not share similar risk characteristics with loan pools.

Individually evaluated loans were $11.5 million and $13.4 million as of March 31, 2022 and December 31, 2021, respectively, representing a decrease of $1.9 million, or 14.4 percent. Specific allowances associated with individually evaluated loans decreased $0.6 million to $2.2 million as of March 31, 2022 compared with $2.8 million as of December 31, 2021.

For the three months ended March 31, 2022, we restructured monthly payments for one loan, with a net carrying value of $92,000 at the time of modification, which was subsequently classified as a TDR. For the year ended December 31, 2021, no loans were restructured and subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less.

As of March 31, 2022 and December 31, 2021, TDRs on accrual status were $92,000 consisting of reduction of principal and interest payments. The allowance for credit losses relating to these loans was inconsequential. There were no TDRs on accrual status as of December 31, 2021. As of March 31, 2022 and December 31, 2021, restructured loans on nonaccrual status were $2.6 million and $2.9 million, respectively, and the allowance for credit losses relating to these loans, respectively, was inconsequential.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

The Company’s estimate of the allowance for credit losses at March 31, 2022 and December 31, 2021 reflected losses expected over the remaining contractual life of the assets based on historical, current, and forward-looking information. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

Management selected three loss methodologies for the collective allowance estimation. At March 31, 2022, the Company used the discounted cash flow (“DCF”) method to estimate allowances for credit losses for the commercial and industrial loan portfolio, the Probability of Default/Loss Given Default (“PD/LGD”) method for the commercial real estate, construction and residential real estate portfolios, and the Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses for equipment financing agreements and the equipment lease receivables portfolio. Loans that do not share similar risk characteristics are individually evaluated for allowances.

For the loans utilizing the DCF method, the Company determined that four quarters represented a reasonable and supportable forecast period and reverted to a historical loss rate over twelve quarters on a straight-line basis. Since reasonable and supportable forecasts of economic conditions are imbedded directly into the DCF model, qualitative adjustments are reduced but considered. For each of these loan segments, the Company applied an annualized historical PD/LGD using all available historical periods. The PD/LGD method incorporates a forecast into loss estimates using a qualitative adjustment.

The Company applied an expected loss ratio based on internal historical losses adjusted as appropriate for qualitative factors when applying the WARM method.

As of March 31, 2022 and December 31, 2021, the Company relied on the economic projections from Moody’s Analytics Economic Scenarios and Forecasts to inform its loss driver forecasts over the four-quarter forecast period. For all loan pools, the Company utilizes and forecasts the national unemployment rate as the primary loss driver.

To adjust the historical and forecast periods to current conditions, the Company applies various qualitative factors derived from market, industry or business specific data, changes in the underlying portfolio composition, trends relating to credit quality, delinquency, nonperforming and adversely rated leases, and reasonable and supportable forecasts of economic conditions.

The allowance for credit losses was $71.5 million at March 31, 2022 compared with $72.6 million at December 31, 2021. The allowance attributed to individually evaluated loans was $2.2 million at March 31, 2022 compared with $2.8 million at December 31, 2021. The allowance attributed to collectively evaluated loans was $69.3 million at March 31, 2022 compared with $69.8 million at December 31, 2021, and considered the impact of changes in macroeconomic assumptions, including an improving unemployment rate for the subsequent four quarters. The Company recognizes the inherent uncertainties in the estimate of the allowance for credit losses and the effect the COVID-19 pandemic may have on borrowers.

The following table reflects our allocation of the allowance for credit losses by loan category as well as the loans receivable for each loan category to total loans, including related percentages:

	March 31, 2022				December 31, 2021
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$6,827	9.5%	$990,716	18.6%	$6,579	9.1%	$970,134	18.8%
Hospitality	19,625	27.5%	718,721	13.5%	22,670	31.2%	717,692	13.9%
Other	15,904	22.2%	1,974,091	37.0%	15,065	20.8%	1,919,033	37.3%
Total commercial property loans	42,356	59.2%	3,683,528	69.1%	44,314	61.1%	3,606,859	70.0%
Construction	3,531	4.9%	87,925	1.6%	4,078	5.6%	95,006	1.8%
Residential/consumer loans	468	0.7%	432,805	8.1%	498	0.7%	400,546	7.8%
Total real estate loans	46,355	64.8%	4,204,258	78.8%	48,890	67.4%	4,102,411	79.6%
Commercial and industrial loans	12,944	18.1%	633,107	11.8%	12,418	17.1%	561,831	10.9%
Leases receivable	12,213	17.1%	500,135	9.4%	11,249	15.5%	487,299	9.5%
Total	$71,512	100.0%	$5,337,500	100.0%	$72,557	100.0%	$5,151,541	100.0%

The following table sets forth certain ratios related to our allowance for credit losses at the dates presented:

	As of
	March 31, 2022	December 31, 2021
	(in thousands)
Ratios:
Allowance for credit losses to loans receivable	1.34%	1.41%
Nonaccrual loans to loans	0.21%	0.26%
Allowance for credit losses to nonaccrual loans	623.47%	543.09%

Balance:
Nonaccrual loans at end of period	$11,470	$13,360
Nonperforming loans at end of period	$11,470	$13,360

As of March 31, 2022 and December 31, 2021, the allowance for credit losses related to off-balance sheet items, primarily unfunded loan commitments, was $2.4 million and $2.6 million, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances were adequate for current expected lifetime losses in the loan portfolio and off-balance sheet exposure as of March 31, 2022.

The following table presents a summary of net charge-offs (recoveries) for the loan portfolio:

	Three Months Ended
	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs (Recoveries) to Average Loans (1)
	(in thousands)
March 31, 2022
Commercial real estate loans	$3,752,658	$335	0.04%
Residential/consumer loans	407,967	(2)	(0.00)%
Commercial and industrial loans	578,583	(259)	(0.18)%
Leases receivable	492,464	(176)	(0.14)%
Total	$5,231,672	$(102)	(0.01)%

March 31, 2021
Commercial real estate loans	$3,369,821	$1,237	0.15%
Residential/consumer loans	334,873	(1)	(0.00)%
Commercial and industrial loans	723,343	(6)	(0.00)%
Leases receivable	415,788	1,768	1.70%
Total	$4,843,825	$2,998	0.25%
(1)	Annualized

For the three months ended March 31, 2022, gross charge-offs were $0.8 million, a decrease of $2.7 million, from $3.5 million for the same period in 2021 and gross recoveries were $0.9 million, an increase of $0.4 million, from $0.5 million for the three months ended March 31, 2021. Net loan recoveries were $0.1 million, or 0.01 percent of average loans, compared with net loan charge-offs of $3.0 million, or 0.25 percent of average loans, for the three months ended March 31, 2022 and 2021, respectively.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	March 31, 2022		December 31, 2021
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$2,678,726	46.3%	$2,574,517	44.5%
Interest-bearing:
Demand	126,907	2.2%	125,183	2.2%
Money market and savings	2,080,969	36.0%	2,099,381	36.3%
Uninsured time deposits of more than $250,000:
Three months or less	77,862	1.4%	69,464	1.2%
Over three months through six months	44,392	0.8%	73,808	1.3%
Over six months through twelve months	44,824	0.8%	29,706	0.5%
Over twelve months	398	0.0%	549	0.0%
Other time deposits	729,092	12.6%	813,661	14.1%
Total deposits	$5,783,170	100.0%	$5,786,269	100.0%

Total deposits were $5.78 billion and $5.79 billion as of March 31, 2022 and December 31, 2021, respectively, representing a decrease of $3.1 million, or 0.1 percent.

The decrease in deposits was primarily driven by a reduction in time deposits, offset by an increase in noninterest-bearing demand deposits. At March 31, 2022, the loan-to-deposit ratio was 92.3 percent compared with 89.0 percent at December 31, 2021. The increase in noninterest-bearing deposits reflects growth from new and existing customer relationships and other economic stimulus activities.

As of March 31, 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.60 billion, of which $2.43 billion were demand deposits and money market and savings deposits and $167.5 million were time deposits. As of December 31, 2021, the aggregate amount of uninsured deposits was $2.63 billion, consisting of $2.46 billion in demand deposits and money market and savings deposits and $173.5 million in time deposits.

Borrowings and Subordinated Debentures

Borrowings mostly take the form of advances from the FHLB. At March 31, 2022 and December 31, 2021, total advances from the FHLB were $125.0 million and $137.5 million, respectively. The Bank had no overnight advances from the FHLB at both March 31, 2022 and December 31, 2021.

The weighted-average interest rate of all FHLB advances at March 31, 2022 and December 31, 2021 were 1.04 percent and 1.05 percent, respectively, and weighted-average interest rate of FHLB advances for the three months ended March 31, 2022 and December 31, 2021 were 1.05 percent and 1.17 percent, respectively. Average balances of FHLB advances for the three months ended March 31, 2022 and December 31, 2021 were $130.6 million and $145.3 million, respectively, with maximum amount outstanding at any month end during the three months period ended March 31, 2022 and December 31, 2021 of $137.5 million and $162.5 million, respectively. Interest expense on borrowings for the three months ended March 31, 2022 and 2021 was $337,000 and $478,000, respectively.

The following is a summary of contractual maturities greater than twelve months of FHLB advances:

	March 31, 2022		December 31, 2021
FHLB of San Francisco	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Advances due over 12 months through 24 months	$50,000	0.37%	$50,000	0.97%
Advances due over 24 months through 36 months	25,000	1.22%	37,500	0.40%
Outstanding advances over 12 months	$75,000	0.65%	$87,500	0.73%

Subordinated debentures were $129.0 million as of March 31, 2022 and $215.0 million as of December 31, 2021. The $86.0 million decrease in subordinated debentures was primarily due to the redemption of the 2017 Notes on March 30, 2022. Subordinated debentures are comprised of fixed-to-floating subordinated notes of $108.0 million and $194.2 million as of March 31, 2022 and December 31, 2021, respectively, and junior subordinated deferrable interest debentures of $20.9 million and $20.8 million as of March 31, 2022 and December 31, 2021, respectively. See “Note 8 – Borrowings and Subordinated Debentures” to the consolidated financial statements for more details.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below) as of March 31, 2022. The Company compares this stress simulation to policy limits, which specify the maximum tolerance level for net interest income exposure over a 1- to 12-month and a 13- to 24- month horizon, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
Change in	1- to 12-Month Horizon		13- to 24-Month Horizon
Interest	Dollar	Percentage	Dollar	Percentage
Rate	Change	Change	Change	Change
	(dollars in thousands)
300%	$23,820	10.57%	$43,216	19.43%
200%	$15,965	7.08%	$28,990	13.04%
100%	$8,592	3.81%	$16,145	7.26%
(100%)	$(12,086)	(5.36%)	$(24,853)	(11.18%)

Change in	Economic Value of Equity (EVE)
Interest	Dollar	Percentage
Rate	Change	Change
	(dollars in thousands)
300%	$150,525	18.78%
200%	$111,620	13.92%
100%	$62,588	7.81%
(100%)	$(109,312)	(13.64%)

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

In response to the uncertainty surrounding the COVID-19 pandemic, the Board reduced the quarterly cash dividends paid on common stock beginning in the second quarter of 2020. Due to the continued stabilization of Company results and financial condition, the Board authorized an increase in the quarterly cash dividend to $0.12 per share for the second quarter of 2021. As the effects of the pandemic continued to subside and the Company’s results and financial condition improved, the Board again increased the dividend for the fourth quarter of 2021 to $0.20 per share and for the first quarter of 2022 to $0.22 per share. The Board expects to continue to re-evaluate the level of quarterly dividends in subsequent quarters.

The Company’s ability to pay dividends to shareholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the Department of Financial Protection and Innovation (“DFPI”), in an amount not exceeding the greatest of: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. As of April 1, 2022, after giving effect to the 2022 second quarter dividend declared by the Company, the Bank has the ability to pay dividends of approximately $83.5 million without the prior approval of the Commissioner of the DFPI.

At March 31, 2022, the Bank’s total risk-based capital ratio of 14.19 percent, Tier 1 risk-based capital ratio of 13.09 percent, common equity Tier 1 capital ratio of 13.09 percent and Tier 1 leverage capital ratio of 10.84 percent, placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent, and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

At March 31, 2022, the Company's total risk-based capital ratio was 14.73 percent, Tier 1 risk-based capital ratio was 11.71 percent, common equity Tier 1 capital ratio was 11.34 percent and Tier 1 leverage capital ratio was 9.70 percent.

For a discussion of implemented changes to the capital adequacy framework prompted by Basel III and the Dodd- Frank Wall Street Reform and Consumer Protection Act, see our 2021 Annual Report on Form 10-K.

Liquidity

For a discussion of liquidity for the Company, see Note 14 - Liquidity included in the notes to unaudited consolidated financial statements in this Report and Note 22 – Liquidity in our 2021 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see Note 12 - Off-Balance Sheet Commitments included in the notes to unaudited consolidated financial statements in this Report and “Item 1. Business - Off-Balance Sheet Commitments” in our 2021 Annual Report on Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations described in our 2021 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Corporation from those described in “Risk Factors” in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 24, 2019, the Company announced a stock repurchase program that authorized the repurchase of up to 5 percent of its outstanding shares or approximately 1.5 million shares of common stock. As of March 31, 2022, 659,972 shares remained available for future purchases under that stock repurchase program. The Company acquired 5,161 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through vesting of Company stock awards for the three months ended March 31, 2022.

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2022:

Purchase Date:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
January 1, 2022 - January 31, 2022	$—	—	659,972
February 1, 2022 - February 28, 2022	$—	—	659,972
March 1, 2022 - March 31, 2022	$—	—	659,972
Total	$—	—	659,972

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL

*	Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).
†	Constitutes a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	May 9, 2022	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2022	By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)