Form 10-Q
period 2022-06-30
HANMI FINANCIAL CORP
filed 2022-08-09
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 2, 2022, there were 30,484,719 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries Quarterly Report on Form 10-Q

Three Months Ended June 30, 2022

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Cash and due from banks	$217,237	$608,965
Securities available for sale, at fair value (amortized cost of $955,318 and $922,654 as of June 30, 2022 and December 31, 2021, respectively)	860,221	910,790
Loans held for sale, at the lower of cost or fair value	18,528	13,342
Loans receivable, net of allowance for credit losses of $73,067 and $72,557 as of June 30, 2022 and December 31, 2021, respectively	5,582,335	5,078,984
Accrued interest receivable	14,044	11,976
Premises and equipment, net	24,207	24,788
Customers' liability on acceptances	616	—
Servicing assets	7,353	7,080
Goodwill and other intangible assets, net	11,310	11,395
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	61,871	44,060
Bank-owned life insurance	55,395	54,905
Prepaid expenses and other assets	86,466	75,917
Total assets	$6,955,968	$6,858,587

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,782,737	$2,574,517
Interest-bearing	3,196,653	3,211,752
Total deposits	5,979,390	5,786,269
Accrued interest payable	986	1,161
Bank's liability on acceptances	616	—
Borrowings	145,000	137,500
Subordinated debentures ($136,800 and $224,100 face amount less unamortized discount and debt issuance costs of $7,687 and $9,094 as of June 30, 2022 and December 31, 2021, respectively)	129,113	215,006
Accrued expenses and other liabilities	82,567	75,234
Total liabilities	6,337,672	6,215,170
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,701,784 shares (30,482,990 shares outstanding) and 33,603,839 shares (30,407,261 shares outstanding) as of June 30, 2022 and December 31, 2021, respectively	33	33
Additional paid-in capital	582,018	580,796
Accumulated other comprehensive income (loss), net of tax benefit of $28,529 and $3,421 as of June 30, 2022 and December 31, 2021, respectively	(66,568)	(8,443)
Retained earnings	229,135	196,784
Less treasury stock; 3,218,794 shares and 3,196,578 shares as of June 30, 2022 and December 31, 2021, respectively	(126,322)	(125,753)
Total stockholders' equity	618,296	643,417
Total liabilities and stockholders' equity	$6,955,968	$6,858,587

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and dividend income:
Interest and fees on loans receivable	$59,855	$52,785	$113,779	$103,400
Interest on securities	2,930	1,404	5,447	2,544
Dividends on FHLB stock	242	242	490	448
Interest on deposits in other banks	193	176	408	272
Total interest and dividend income	63,220	54,607	120,124	106,664
Interest expense:
Interest on deposits	2,457	3,003	4,470	6,953
Interest on borrowings	370	447	707	933
Interest on subordinated debentures	1,349	1,585	4,947	3,204
Total interest expense	4,176	5,035	10,124	11,090
Net interest income before credit loss expense	59,044	49,572	110,000	95,574
Credit loss expense (recovery)	1,596	(3,327)	220	(1,217)
Net interest income after credit loss expense (recovery)	57,448	52,899	109,780	96,791
Noninterest income:
Service charges on deposit accounts	2,875	2,344	5,750	4,599
Trade finance and other service charges and fees	1,416	1,259	2,558	2,280
Gain on sale of Small Business Administration ("SBA") loans	2,774	3,508	5,295	7,633
Net gain on sales of securities	—	—	—	99
Other operating income	2,245	1,775	4,226	4,081
Total noninterest income	9,310	8,886	17,829	18,692
Noninterest expense:
Salaries and employee benefits	18,779	18,302	36,496	35,122
Occupancy and equipment	4,597	4,602	9,243	9,198
Data processing	3,114	2,915	6,351	5,841
Professional fees	1,231	1,413	2,661	2,860
Supplies and communications	581	733	1,245	1,489
Advertising and promotion	660	374	1,477	732
Other operating expenses	2,513	2,444	5,694	5,074
Total noninterest expense	31,475	30,783	63,167	60,316
Income before tax	35,283	31,002	64,442	55,167
Income tax expense	10,233	8,880	18,697	16,386
Net income	$25,050	$22,122	$45,745	$38,781
Basic earnings per share	$0.82	$0.72	$1.50	$1.26
Diluted earnings per share	$0.82	$0.72	$1.50	$1.26
Weighted-average shares outstanding:
Basic	30,296,897	30,442,993	30,271,761	30,452,320
Diluted	30,412,348	30,520,456	30,391,273	30,526,120

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$25,050	$22,122	$45,745	$38,781
Other comprehensive income (loss), net of tax:
Unrealized gain on securities:
Unrealized holding (loss) gain arising during period	(31,070)	3,476	(83,233)	(8,309)
Less: reclassification adjustment for net gain included in net income	—	—	—	(99)
Income tax benefit (expense) related to items of other comprehensive income	9,321	(1,042)	25,108	2,473
Other comprehensive income (loss), net of tax	(21,749)	2,434	(58,125)	(5,935)
Comprehensive income (loss)	$3,301	$24,556	$(12,380)	$32,846

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2022 and 2021

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at April 1, 2021	33,585,181	(2,902,648)	30,682,533	$33	$578,958	$(5,293)	$128,211	$(120,087)	$581,822
Restricted stock awards, net of forfeitures	32,130	—	32,130	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	637	—	—	—	637
Restricted stock surrendered due to employee tax liability	—	(17,011)	(17,011)	—	—	—	—	(356)	(356)
Cash dividends paid (common stock, $0.12/share)	—	—	—	—	—	—	(3,682)	—	(3,682)
Net income	—	—	—	—	—	—	22,122	—	22,122
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	2,434	—	—	2,434
Balance at June 30, 2021	33,617,311	(2,919,659)	30,697,652	$33	$579,595	$(2,859)	$146,651	$(120,443)	$602,977

Balance at April 1, 2022	33,670,197	(3,201,739)	30,468,458	$33	$581,337	$(44,819)	$210,788	$(125,887)	$621,452
Restricted stock awards, net of forfeitures	31,587	—	31,587	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	681	—	—	—	681
Restricted stock surrendered due to employee tax liability	—	(17,055)	(17,055)	—	—	—	—	(435)	(435)
Cash dividends paid (common stock, $0.22/share)	—	—	—	—	—	—	(6,703)	—	(6,703)
Net income	—	—	—	—	—	—	25,050	—	25,050
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(21,749)	—	—	(21,749)
Balance at June 30, 2022	33,701,784	(3,218,794)	30,482,990	$33	$582,018	$(66,568)	$229,135	$(126,322)	$618,296

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2022 and 2021

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at January 1, 2021	33,560,801	(2,842,966)	30,717,835	$33	$578,360	$3,076	$114,621	$(119,046)	$577,044
Restricted stock awards, net of forfeitures	56,510	—	56,510	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,235	—	—	—	1,235
Restricted stock surrendered due to employee tax liability	—	(21,693)	(21,693)	—	—	—	—	(451)	(451)
Repurchase of common stock	—	(55,000)	(55,000)	—	—	—	—	(946)	(946)
Cash dividends paid (common stock, $0.22/share)	—	—	—	—	—	—	(6,751)	—	(6,751)
Net income	—	—	—	—	—	—	38,781	—	38,781
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(5,935)	—	—	(5,935)
Balance at June 30, 2021	33,617,311	(2,919,659)	30,697,652	$33	$579,595	$(2,859)	$146,651	$(120,443)	$602,977

Balance at January 1, 2022	33,603,839	(3,196,578)	30,407,261	$33	$580,796	$(8,443)	$196,784	$(125,753)	$643,417
Restricted stock awards, net of forfeitures	97,945	—	97,945	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,222	—	—	—	1,222
Restricted stock surrendered due to employee tax liability	—	(22,216)	(22,216)	—	—	—	—	(569)	(569)
Cash dividends paid (common stock, $0.44/share)	—	—	—	—	—	—	(13,394)	—	(13,394)
Net income	—	—	—	—	—	—	45,745	—	45,745
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(58,125)	—	—	(58,125)
Balance at June 30, 2022	33,701,784	(3,218,794)	30,482,990	$33	$582,018	$(66,568)	$229,135	$(126,322)	$618,296

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$45,745	$38,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,581	7,728
Share-based compensation expense	1,222	1,235
Credit loss expense (recovery)	220	(1,217)
Gain on sales of securities	—	(99)
Gain on sales of SBA loans	(5,295)	(7,633)
Origination of SBA loans held for sale	(76,704)	(81,302)
Proceeds from sales of SBA loans	76,808	165,958
Change in bank-owned life insurance	(490)	(508)
Change in prepaid expenses and other assets	(17,382)	4,945
Change in income tax assets	7,297	3,969
Change in accrued expenses and other liabilities	9,682	(1,188)
Net cash provided by (used in) operating activities	50,684	130,669
Cash flows from investing activities:
Purchases of securities available for sale	(95,378)	(291,416)
Proceeds from matured, called and repayment of securities	60,167	162,622
Proceeds from sales of securities available for sale	—	8,035
Purchases of loans receivable	(11,030)	(1,532)
Purchases of premises and equipment	(1,401)	(1,966)
Proceeds from sales of other real estate owned ("OREO")	—	1,425
Change in loans receivable, excluding purchases	(494,128)	(48,571)
Net cash provided by (used in) investing activities	(541,770)	(171,403)
Cash flows from financing activities:
Change in deposits	193,121	354,822
Proceeds from borrowings	224,820	33,250
Repayment of borrowings	(217,320)	(33,250)
Proceeds from redeemed subordinated debentures	12,700	—
Redemption of subordinated debentures	(100,000)	—
Cash paid for surrender of vested shares due to employee tax liability	(569)	(451)
Repurchase of common stock	—	(946)
Cash dividends paid	(13,394)	(6,751)
Net cash provided by (used in) financing activities	99,358	346,674
Net increase (decrease) in cash and due from banks	(391,728)	305,940
Cash and due from banks at beginning of year	608,965	391,849
Cash and due from banks at end of period	$217,237	$697,789
Supplemental disclosures of cash flow information:
Interest paid	$10,299	$13,799
Income taxes paid	$10,500	$11,511
Non-cash activities:
Income tax benefit related to items of other comprehensive income	$25,108	$2,473
Change in right-of-use asset obtained in exchange for lease liability	$130	$—

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

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim periods ended June 30, 2022, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”).

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

The extent to which the COVID-19 pandemic may impact business activity or financial results will depend on future developments, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others, which are highly uncertain and cannot be predicted. This uncertainty may impact the accuracy of our significant estimates, which includes the allowance for credit losses, the allowance for credit losses related to off-balance sheet items, and the valuation of intangible assets including deferred tax assets, goodwill, and servicing assets.

Descriptions of our significant accounting policies are included in Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
June 30, 2022
U.S. Treasury securities	$23,948	$—	$(1,009)	$22,939
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	617,020	66	(63,330)	553,756
Collateralized mortgage obligations	99,314	—	(8,584)	90,730
Debt securities	136,387	—	(8,553)	127,834
Total U.S. government agency and sponsored agency obligations	852,721	66	(80,467)	772,320
Municipal bonds-tax exempt	78,649	—	(13,687)	64,962
Total securities available for sale	$955,318	$66	$(95,163)	$860,221

December 31, 2021
U.S. Treasury securities	$15,457	$1	$(61)	$15,397
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	615,393	18	(7,906)	607,505
Collateralized mortgage obligations	95,153	41	(1,590)	93,604
Debt securities	117,499	—	(1,603)	115,896
Total U.S. government agency and sponsored agency obligations	828,045	59	(11,099)	817,005
Municipal bonds-tax exempt	79,152	117	(881)	78,388
Total securities available for sale	$922,654	$177	$(12,041)	$910,790

The amortized cost and estimated fair value of securities as of June 30, 2022 and December 31, 2021, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	June 30, 2022		December 31, 2021
	Available for Sale		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Within one year	$6,663	$6,532	$1,103	$1,108
Over one year through five years	159,129	149,461	126,483	125,069
Over five years through ten years	38,830	36,105	51,338	50,770
Over ten years	750,696	668,123	743,730	733,843
Total	$955,318	$860,221	$922,654	$910,790

The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(in thousands, except number of securities)
June 30, 2022
U.S. Treasury securities	$(1,009)	$22,940	8	$—	$—	—	$(1,009)	$22,940	8
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	(40,268)	381,684	89	(23,062)	166,953	39	(63,330)	548,637	128
Collateralized mortgage obligations	(5,762)	71,244	22	(2,822)	19,485	6	(8,584)	90,729	28
Debt securities	(6,276)	98,611	20	(2,277)	29,223	6	(8,553)	127,834	26
Total U.S. government agency and sponsored agency obligations	(52,306)	551,539	131	(28,161)	215,661	51	(80,467)	767,200	182
Municipal bonds-tax exempt	(7,417)	36,941	11	(6,270)	28,021	8	(13,687)	64,962	19
Total	$(60,732)	$611,420	150	$(34,431)	$243,682	59	$(95,163)	$855,102	209

December 31, 2021
U.S. Treasury securities	$(61)	$8,391	2	$—	$—	—	$(61)	$8,391	2
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	(6,252)	535,610	102	(1,654)	59,457	11	(7,906)	595,067	113
Collateralized mortgage obligations	(1,256)	76,894	16	(334)	12,548	3	(1,590)	89,442	19
Debt securities	(1,503)	110,996	21	(100)	4,900	1	(1,603)	115,896	22
Total U.S. government agency and sponsored agency obligations	(9,011)	723,500	139	(2,088)	76,905	15	(11,099)	800,405	154
Municipal bonds-tax exempt	(881)	68,548	17	—		—	(881)	68,548	17
Total	$(9,953)	$800,439	158	$(2,088)	$76,905	15	$(12,041)	$877,344	173

The Company evaluates its available-for-sale securities portfolio for impairment on a quarterly basis. This assessment takes into account the changes in the credit quality of these debt securities since acquisition and the likelihood of a credit loss occurring over the life of the securities. In the event that a credit loss is expected to occur in the future, an allowance is established and a corresponding credit loss is recognized. Based on this analysis, as of June 30, 2022, the Company determined that no credit losses are expected to be realized on the tax-exempt municipal bond portfolio. The remainder of the portfolio consists of U.S. Treasury obligations, U.S. government agency securities, and U.S. government sponsored agency securities, all of which have the backing of the U.S. government, and are therefore not expected to incur credit losses.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Gross realized gains on sales of securities	$—	$—	$—	$99
Gross realized losses on sales of securities	—	—	—	—
Net realized gains on sales of securities	$—	$—	$—	$99
Proceeds from sales of securities	$—	$—	$—	$8,035

There were no sales of securities during the three months ended June 30, 2022 and 2021.

During the six months ended June 30, 2022, there were no sale of securities. During the six months ended June 30, 2021, there were $0.1 million in net gains in earnings resulting from the sale of $8.0 million of securities previously recorded with $0.1 million unrealized gains in accumulated other comprehensive income.

Securities available for sale with market values of $27.3 million and $34.7 million as of June 30, 2022 and December 31, 2021, respectively, were pledged to secure borrowings from the Federal Reserve Bank (“FRB”) Discount Window.

At June 30, 2022, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies in an amount greater than 10 percent of shareholders’ equity.

Note 3 — Loans

Loans Receivable

Loans consisted of the following as of the dates indicated:

	June 30, 2022	December 31, 2021
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,071,379	$970,134
Hospitality	651,586	717,692
Other (1)	2,011,727	1,919,033
Total commercial property loans	3,734,692	3,606,859
Construction	94,882	95,006
Residential (2)	521,576	400,546
Total real estate loans	4,351,150	4,102,411
Commercial and industrial loans	766,894	561,831
Equipment financing agreements	537,358	487,299
Loans receivable	5,655,402	5,151,541
Allowance for credit losses	(73,067)	(72,557)
Loans receivable, net	$5,582,335	$5,078,984

(1)	Includes mixed-use, multifamily, office, industrial, gas stations, faith-based facilities, medical and warehouse; all other property types represent less than one percent of total loans receivable.
(2)	Includes $2.7 million of home equity loans and lines, and $5.9 million of personal loans.

At June 30, 2022 and December 31, 2021, PPP loans of $1.1 million and $3.0 million, respectively, were included in commercial and industrial loans in the table above.

Accrued interest on loans was $12.0 million and $10.1 million at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022 and December 31, 2021, loans of $2.45 billion and $2.30 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following is the activity for loans held for sale for the three months ended June 30, 2022 and 2021:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
June 30, 2022
Balance at beginning of period	$11,825	$3,792	$15,617
Originations and transfers	29,531	15,320	44,851
Sales	(30,380)	(11,557)	(41,937)
Principal paydowns and amortization	—	(3)	(3)
Balance at end of period	$10,976	$7,552	$18,528

June 30, 2021
Balance at beginning of period	$10,930	$21,744	$32,674
Originations and transfers	26,185	12,938	39,123
Sales	(24,022)	(11,738)	(35,760)
Principal paydowns and amortization	(1)	(6)	(7)
Balance at end of period	$13,092	$22,938	$36,030

Loans held for sale was comprised of $18.5 million and $13.3 million of the guaranteed portion of SBA 7(a) loans at June 30, 2022 and December 31, 2021, respectively. All second draw PPP loans were sold by the third quarter of 2021. For the three and six months ended June 30, 2021, the Company recognized $0.2 million and $2.7 million, respectively, of gains on the sale of $9.5 million and $118.1 million, respectively, of second draw PPP loans.

The following is the activity for loans held for sale for the six months ended June 30, 2022 and 2021:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
June 30, 2022
Balance at beginning of period	$6,954	$6,388	$13,342
Originations and transfers	49,695	27,009	76,704
Sales	(45,673)	(25,841)	(71,514)
Principal payoffs and amortization	—	(4)	(4)
Balance at end of period	$10,976	$7,552	$18,528

June 30, 2021
Balance at beginning of period	$8,042	$526	$8,568
Originations and transfers	42,468	38,834	81,302
Sales	(37,417)	(16,416)	(53,833)
Principal payoffs and amortization	(1)	(6)	(7)
Balance at end of period	$13,092	$22,938	$36,030

Allowance for Credit Losses

The following table details the information on the allowance for credit losses by portfolio segment as of and for the three months ended June 30, 2022 and 2021:

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
June 30, 2022
Balance at beginning of period	$46,355	$12,944	$12,213	$71,512
Less loans charged off	—	21	585	606
Recoveries on loans receivable previously charged off	(64)	(133)	(325)	(522)
Provision (recovery) for credit losses	(307)	1,219	727	1,639
Ending balance	$46,112	$14,275	$12,680	$73,067

June 30, 2021
Balance at beginning of period	$57,762	$16,387	$14,243	$88,392
Less loans charged off	—	271	1,200	1,471
Recoveries on loans receivable previously charged off	(180)	(174)	(209)	(563)
Provision (recovery) for credit losses	5,087	(8,231)	(968)	(4,112)
Ending balance	$63,029	$8,059	$12,284	$83,372

The following table details the information on the allowance for credit losses by portfolio segment as of and for the six months ended June 30, 2022 and 2021:

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
June 30, 2022
Balance at beginning of period	$48,890	$12,418	$11,249	72,557
Less loans charged off	530	79	832	1,441
Recoveries on loans receivable previously charged off	(259)	(451)	(747)	(1,457)
Provision (recovery) for credit losses	(2,507)	1,485	1,516	494
Ending balance	$46,112	$14,275	$12,680	$73,067

June 30, 2021
Balance at beginning of period	$51,876	$21,410	$17,140	$90,426
Less loans charged off	1,509	365	3,102	4,976
Recoveries on loans receivable previously charged off	(453)	(273)	(344)	(1,070)
Provision (recovery) for credit losses	12,209	(13,259)	(2,098)	(3,148)
Ending balance	$63,029	$8,059	$12,284	$83,372

The table below illustrates the allowance for credit losses by loan portfolio segment and each loan portfolio segment as a percentage of total loans.

	June 30, 2022				December 31, 2021
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$7,889	10.8%	$1,071,379	18.9%	$6,579	9.1%	$970,134	18.8%
Hospitality	16,935	23.2%	651,586	11.5%	22,670	31.2%	717,692	13.9%
Other	16,832	23.0%	2,011,727	35.6%	15,065	20.8%	1,919,033	37.3%
Total commercial property loans	41,656	57.0%	3,734,692	66.0%	44,314	61.1%	3,606,859	70.0%
Construction	3,915	5.4%	94,882	1.7%	4,078	5.6%	95,006	1.8%
Residential	541	0.7%	521,576	9.2%	498	0.7%	400,546	7.8%
Total real estate loans	46,112	63.1%	4,351,150	76.9%	48,890	67.4%	4,102,411	79.6%
Commercial and industrial loans	14,275	19.5%	766,894	13.6%	12,418	17.1%	561,831	10.9%
Equipment financing agreements	12,680	17.4%	537,358	9.5%	11,249	15.5%	487,299	9.5%
Total	$73,067	100.0%	$5,655,402	100.0%	$72,557	100.0%	$5,151,541	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2022 and December 31, 2021, for which repayment is expected to be obtained through the sale of the underlying collateral.

	June 30, 2022	December 31, 2021
	Amortized Cost	Amortized Cost
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,647	$1,917
Hospitality	—	—
Other (1)	1,409	499
Total commercial property loans	3,056	2,416
Residential	1,300	982
Total real estate loans	4,356	3,398
Total	$4,356	$3,398

(1)	Includes mixed-use, multifamily, office, industrial, gas stations, faith-based facilities, medical and warehouse; all other property types represent less than one percent of total loans receivable.

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
	(in thousands)
June 30, 2022
Real estate loans:
Commercial property
Risk Rating
Pass / Pass-Watch	$879,948	$946,844	$647,528	$435,041	$335,270	$340,079	$40,419	$3,625,129
Special Mention	—	—	18,260	9,665	21,604	15,029	1,702	66,260
Classified	855	—	—	5,846	15,406	21,196	—	43,303
Total commercial property	880,803	946,844	665,788	450,552	372,280	376,304	42,121	3,734,692

Construction
Risk Rating
Pass / Pass-Watch	27,800	67,082	—	—	—	—	—	94,882
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total construction	27,800	67,082	—	—	—	—	—	94,882

Residential
Risk Rating
Pass / Pass-Watch	171,190	181,418	13,869	239	15,061	131,140	7,315	520,232
Special Mention	—	—	351	—	—	44	—	395
Classified	—	—	—	—	—	949	—	949
Total residential	171,190	181,418	14,220	239	15,061	132,133	7,315	521,576

Total real estate loans
Risk Rating
Pass / Pass-Watch	1,078,938	1,195,344	661,397	435,280	350,331	471,219	47,734	4,240,243
Special Mention	—	—	18,611	9,665	21,604	15,073	1,702	66,655
Classified	855	—	—	5,846	15,406	22,145	—	44,252
Total real estate loans	1,079,793	1,195,344	680,008	450,791	387,341	508,437	49,436	4,351,150

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	293,422	146,800	48,760	31,896	12,953	15,109	201,245	750,185
Special Mention	—	—	—	13,687	—	112	(1)	13,798
Classified	—	36	—	94	113	726	1,942	2,911
Total commercial and industrial loans	293,422	146,836	48,760	45,677	13,066	15,947	203,186	766,894

Equipment financing agreements:
Risk Rating
Pass / Pass-Watch	158,217	202,589	61,068	74,023	30,769	4,848	—	531,514
Special Mention	—	—	—	—	—	—	—	—
Classified	—	1,682	480	2,646	903	133	—	5,844
Total equipment financing agreements	158,217	204,271	61,548	76,669	31,672	4,981	—	537,358

Total loans receivable:
Risk Rating
Pass / Pass-Watch	1,530,577	1,544,733	771,225	541,199	394,053	491,176	248,979	5,521,942
Special Mention	—	—	18,611	23,352	21,604	15,185	1,701	80,453
Classified	855	1,718	480	8,586	16,422	23,004	1,942	53,007
Total loans receivable	$1,531,432	$1,546,451	$790,316	$573,137	$432,079	$529,365	$252,622	$5,655,402

(1)	Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

December 31, 2021
Real estate loans:
Commercial property
Risk Rating
Pass / Pass-Watch	$1,203,197	$706,470	$488,250	$406,288	$277,680	$384,064	$41,413	$3,507,362
Special Mention	—	18,869	7,593	—	6,999	16,879	1,703	52,043
Classified	—	—	5,450	17,247	2,965	21,792	—	47,454
Total commercial property	1,203,197	725,339	501,293	423,535	287,644	422,735	43,116	3,606,859

Construction
Risk Rating
Pass / Pass-Watch	73,808	631	—	—	—	—	—	74,439
Special Mention	—	—	—	—	—	20,567	—	20,567
Classified	—	—	—	—	—	—	—	—
Total construction	73,808	631	—	—	—	20,567	—	95,006

Residential
Risk Rating
Pass / Pass-Watch	194,948	16,975	247	19,813	73,567	82,076	8,381	396,007
Special Mention	—	—	—	930	406	2,221	—	3,557
Classified	—	—	—	—	965	17	—	982
Total residential	194,948	16,975	247	20,743	74,938	84,314	8,381	400,546

Total real estate loans
Risk Rating
Pass / Pass-Watch	1,471,953	724,076	488,497	426,101	351,247	466,140	49,794	3,977,808
Special Mention	—	18,869	7,593	930	7,405	39,667	1,703	76,167
Classified	—	—	5,450	17,247	3,930	21,809	—	48,436
Total real estate loans	1,471,953	742,945	501,540	444,278	362,582	527,616	51,497	4,102,411

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	264,762	55,135	36,937	15,780	10,874	6,016	148,148	537,652
Special Mention	—	274	13,989	—	67	4,802	(5)	19,127
Classified	—	3	708	145	19	886	3,291	5,052
Total commercial and industrial loans	264,762	55,412	51,634	15,925	10,960	11,704	151,434	561,831

Equipment financing agreements:
Risk Rating
Pass / Pass-Watch	239,738	79,400	101,460	47,485	10,683	1,388	—	480,154
Special Mention	—	—	—	—	—	—	—	—
Classified	716	981	3,575	1,328	347	198	—	7,145
Total equipment financing agreements	240,454	80,381	105,035	48,813	11,030	1,586	—	487,299

Total loans receivable:
Risk Rating
Pass / Pass-Watch	1,976,453	858,611	626,894	489,366	372,804	473,544	197,942	4,995,614
Special Mention	—	19,143	21,582	930	7,472	44,469	1,698	95,294
Classified	716	984	9,733	18,720	4,296	22,893	3,291	60,633
Total loans receivable	$1,977,169	$878,738	$658,209	$509,016	$384,572	$540,906	$202,931	$5,151,541

(1)	Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

Loans by Vintage Year and Payment Performance

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
June 30, 2022
Real estate loans:
Commercial property
Payment performance
Performing	$880,803	$946,844	$665,788	$450,552	$372,280	$372,661	$42,121	$3,731,049
Nonperforming	—	—	—	—	—	3,643	—	3,643
Total commercial property	880,803	946,844	665,788	450,552	372,280	376,304	42,121	3,734,692

Construction
Payment performance
Performing	27,800	67,082	—	—	—	—	—	94,882
Nonperforming	—	—	—	—	—	—	—	—
Total construction	27,800	67,082	—	—	—	—	—	94,882

Residential
Payment performance
Performing	171,190	181,418	13,869	239	15,061	131,184	7,315	520,276
Nonperforming	—	—	351	—	—	949	—	1,300
Total residential	171,190	181,418	14,220	239	15,061	132,133	7,315	521,576

Total real estate loans
Payment performance
Performing	1,079,793	1,195,344	679,657	450,791	387,341	503,845	49,436	4,346,207
Nonperforming	—	—	351	—	—	4,592	—	4,943
Total real estate loans	1,079,793	1,195,344	680,008	450,791	387,341	508,437	49,436	4,351,150

Commercial and industrial loans:
Payment performance
Performing	293,422	146,800	48,760	45,669	13,066	15,733	203,186	766,636
Nonperforming	—	36	—	8	—	214	—	258
Total commercial and industrial loans	293,422	146,836	48,760	45,677	13,066	15,947	203,186	766,894

Equipment financing agreements:
Payment performance
Performing	158,217	202,589	61,068	74,023	30,769	4,848	—	531,514
Nonperforming	—	1,682	480	2,646	903	133	—	5,844
Total equipment financing agreements	158,217	204,271	61,548	76,669	31,672	4,981	—	537,358

Total loans receivable:
Payment performance
Performing	1,531,432	1,544,733	789,485	570,483	431,176	524,426	252,622	5,644,357
Nonperforming	—	1,718	831	2,654	903	4,939	—	11,045
Total loans receivable	$1,531,432	$1,546,451	$790,316	$573,137	$432,079	$529,365	$252,622	$5,655,402

(1)	Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

December 31, 2021
Real estate loans:
Commercial property
Payment performance
Performing	$1,203,197	$725,339	$501,293	$423,515	$286,935	$419,464	$43,116	$3,602,859
Nonperforming	—	—	—	20	709	3,271	—	4,000
Total commercial property	1,203,197	725,339	501,293	423,535	287,644	422,735	43,116	3,606,859

Construction
Payment performance
Performing	73,808	631	—	—	—	20,567	—	95,006
Nonperforming	—	—	—	—	—	—	—	—
Total construction	73,808	631	—	—	—	20,567	—	95,006

Residential
Payment performance
Performing	194,948	16,975	247	20,743	73,973	84,052	8,381	399,319
Nonperforming	—	—	—	—	965	262	—	1,227
Total residential	194,948	16,975	247	20,743	74,938	84,314	8,381	400,546

Total real estate loans
Payment performance
Performing	1,471,953	742,945	501,540	444,258	360,908	524,083	51,497	4,097,184
Nonperforming	—	—	—	20	1,674	3,533	—	5,227
Total real estate loans	1,471,953	742,945	501,540	444,278	362,582	527,616	51,497	4,102,411

Commercial and industrial loans:
Payment performance
Performing	264,762	55,409	50,926	15,925	10,956	11,431	151,434	560,843
Nonperforming	—	3	708	—	4	273	—	988
Total commercial and industrial loans	264,762	55,412	51,634	15,925	10,960	11,704	151,434	561,831

Equipment financing agreements:
Payment performance
Performing	239,738	79,400	101,460	47,484	10,684	1,388	—	480,154
Nonperforming	716	981	3,575	1,329	346	198	—	7,145
Total equipment financing agreements	240,454	80,381	105,035	48,813	11,030	1,586	—	487,299

Total loans receivable:
Payment performance
Performing	1,976,453	877,754	653,926	507,667	382,548	536,902	202,931	5,138,181
Nonperforming	716	984	4,283	1,349	2,024	4,004	—	13,360
Total loans receivable	$1,977,169	$878,738	$658,209	$509,016	$384,572	$540,906	$202,931	$5,151,541

(1)	Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

The following is an aging analysis of loans, disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Accruing 90 Days or More Past Due
	(in thousands)
June 30, 2022
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$1,071,379	$1,071,379	$—
Hospitality	—	—	—	—	651,586	651,586	—
Other	269	—	1,062	1,331	2,010,396	2,011,727	—
Total commercial property loans	269	—	1,062	1,331	3,733,361	3,734,692	—
Construction	—	—	—	—	94,882	94,882	—
Residential	1,078	—	539	1,617	519,959	521,576	—
Total real estate loans	1,347	—	1,601	2,948	4,348,202	4,351,150	—
Commercial and industrial loans	63	8	—	71	766,823	766,894	—
Equipment financing agreements	3,286	587	1,616	5,489	531,869	537,358	—
Total loans receivable	$4,696	$595	$3,217	$8,508	$5,646,894	$5,655,402	$—

December 31, 2021
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$970,134	$970,134	$—
Hospitality	556	—	—	556	717,136	717,692	—
Other	92	691	499	1,282	1,917,751	1,919,033	—
Total commercial property loans	648	691	499	1,838	3,605,021	3,606,859	—
Construction	—	—	—	—	95,006	95,006	—
Residential	570	750	556	1,876	398,670	400,546	—
Total real estate loans	1,218	1,441	1,055	3,714	4,098,697	4,102,411	—
Commercial and industrial loans	56	9	—	65	561,766	561,831	—
Equipment financing agreements	3,764	1,992	1,181	6,937	480,362	487,299	—
Total loans receivable	$5,038	$3,442	$2,236	$10,716	$5,140,825	$5,151,541	$—

Individually Evaluated Loans

The Company reviews all loans on an individual basis when they do not share similar risk characteristics with loan pools.

Nonaccrual Loans and Nonperforming Assets

The following table represents the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,647	$—	$—	$1,647
Other	1,737	259	—	1,996
Total commercial property loans	3,384	259	—	3,643
Residential	1,300	—	—	1,300
Total real estate loans	4,684	259	—	4,943
Commercial and industrial loans	—	258	—	258
Equipment financing agreements	718	5,126	—	5,844
Total	$5,402	$5,643	$—	$11,045

	December 31, 2021
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,918	$—	$—	$1,918
Other	1,745	337	—	2,082
Total commercial property loans	3,663	337	—	4,000
Residential	982	245	—	1,227
Total real estate loans	4,645	582	—	5,227
Commercial and industrial loans	8	980	—	988
Equipment financing agreements	1,172	5,973	—	7,145
Total	$5,825	$7,535	$—	$13,360

The Company recognized $9,000 and $136,000 of interest income on nonaccrual loans for the three months ended June 30, 2022 and 2021, respectively. Interest income recognized on nonaccrual loans for the six months ended June 30, 2022 and 2021 was $36,000 and $287,000, respectively.

The following table details nonperforming assets as of the dates indicated:

	June 30, 2022	December 31, 2021
	(in thousands)
Nonaccrual loans	$11,045	$13,360
Loans receivable 90 days or more past due and still accruing	—	—
Total nonperforming loans receivable	11,045	13,360
Other real estate owned ("OREO")	675	675
Total nonperforming assets	$11,720	$14,035

OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.

Troubled Debt Restructurings

As of June 30, 2022 and December 31, 2021, TDRs were $2.3 million and $2.9 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to a borrower for economic or legal reasons related to the borrower’s financial difficulties.

The following table details TDRs as of June 30, 2022 and December 31, 2021:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
June 30, 2022
Real estate loans	$299	$1,764	$91	$—	$2,154	$—	$—	$—	$—	$—
Commercial and industrial loans	—	115	—	—	115	—	—	—	—	—
Total	$299	$1,879	$91	$—	$2,269	$—	$—	$—	$—	$—

December 31, 2021
Real estate loans	$346	$2,046	$372	$—	$2,764	$—	$—	$—	$—	$—
Commercial and industrial loans	—	124	—	—	124	—	—	—	—	—
Total	$346	$2,170	$372	$—	$2,888	$—	$—	$—	$—	$—

The following table presents the number of loans by class modified as TDRs that occurred during the periods indicated, with their pre- and post-modification recorded amounts.

	Three Months ended			Twelve Months ended
	June 30, 2022			December 31, 2021
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
(in thousands except for number of loans)
Real estate loans	—	$—	$—	—	$—	$—
Total	—	$—	$—	—	$—	$—

	Six Months ended			Twelve Months ended
	June 30, 2022			December 31, 2021
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
(in thousands except for number of loans)
Real estate loans	1	$92	$91	—	$—	$—
Total	1	$92	$91	—	$—	$—

All TDRs are individually analyzed using one of three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. At June 30, 2022 and December 31, 2021, the allowance resulting from the individual evaluation of TDRs was immaterial.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. No loans defaulted during the three months ended June 30, 2022 following modification. One SBA business property loan for $91,000 defaulted during the six months ended June 30, 2022 following modification. No loss was incurred in connection with this default. During the year ended December 31, 2021, no loans defaulted within the twelve-month period following modification.

Note 4 — Servicing Assets

The changes in servicing assets for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
	2022	2021
	(in thousands)

Balance at beginning of period	$7,202	$6,150
Addition related to sale of SBA loans	882	707
Amortization	(731)	(658)
Balance at end of period	$7,353	$6,199

	Six Months Ended June 30,
	2022	2021
	(in thousands)

Balance at beginning of period	$7,080	$6,212
Addition related to sale of SBA loans	1,549	1,157
Amortization	(1,276)	(1,170)
Balance at end of period	$7,353	$6,199

At June 30, 2022 and December 31, 2021, we serviced loans sold to unaffiliated parties of $495.3 million and $473.5 million, respectively. These represented loans that were sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.2 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively, and $2.4 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively. Servicing fee income, net of the amortization of servicing assets, is included in other operating income in the consolidated statements of income. Amortization expense was $731,000 and $658,000 for the three months ended June 30, 2022 and 2021, respectively, and $1.3 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively.

The fair value of servicing rights was $7.6 million at June 30, 2022. The fair value at June 30, 2022 was determined using discount rates ranging from 13.4 percent to 16.1 percent and prepayment speeds ranging from 11.1 percent to 17.0 percent, depending on the stratification of the specific right. The fair value of servicing rights was $8.1 million at December 31, 2021. The fair value at December 31, 2021 was determined using discount rates ranging from 10.4 percent to 16.7 percent and prepayment speeds ranging from 10.2 percent to 12.8 percent, depending on the stratification of the specific right.

Note 5 — Income Taxes

The Company’s income tax expense was $10.2 million and $8.9 million, representing an effective income tax rate of 29.0 percent and 28.6 percent for the three months ended June 30, 2022 and 2021, respectively. The Company’s income tax expense was $18.7 million and $16.4 million, representing an effective income tax rate of 29.0 percent and 29.7 percent for the six months ended June 30, 2022 and 2021, respectively.

Management concluded that as of June 30, 2022 and December 31, 2021, a valuation allowance of $1.6 million was appropriate against certain state net operating loss carry forwards and certain tax credits. For all other deferred tax assets, management believes it was more likely than not these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. Net income tax assets were $61.9 million and $44.1 million as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, the Company was subject to examination by various taxing authorities for its federal tax returns for the periods ending on or after December 31, 2018 and state tax returns for the periods ending on or after December 31, 2017. During the quarter ended June 30, 2022, there was no material change to the Company’s uncertain tax positions. The Company does not expect its unrecognized tax positions to change significantly over the next twelve months.

Note 6 — Goodwill and other Intangibles

The third-party originators intangible of $483,000 and goodwill of $11.0 million were recorded as a result of the acquisition of an equipment financing agreements portfolio in 2016. The core deposit intangible of $2.2 million was recognized for the core deposits acquired in a 2014 acquisition. The Company’s intangible assets were as follows for the periods indicated:

		June 30, 2022			December 31, 2021
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Core deposit intangible	10 years	$2,213	$(1,965)	$248	$2,213	$(1,900)	$313
Third-party originators intangible	7 years	483	(452)	31	483	(432)	51
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$13,727	$(2,417)	$11,310	$13,727	$(2,332)	$11,395

The Company performed an impairment analysis on its goodwill and other intangible assets as of December 31, 2021 and determined there was no impairment. No triggering event has occurred subsequent to December 31, 2021 that would require a reassessment of goodwill and other intangible assets.

Note 7 — Deposits

Time deposits exceeding the FDIC insurance limit of $250,000 as of June 30, 2022 and December 31, 2021 were $180.5 million and $173.5 million, respectively.

The scheduled maturities of time deposits are as follows for the periods indicated:

At June 30, 2022	Time Deposits of $250,000 or More	Other Time Deposits	Total
	(in thousands)
2022	$137,469	$321,573	$459,042
2023	84,205	357,305	441,510
2024	—	64,516	64,516
2025	265	2,416	2,681
2026 and thereafter	262	2,867	3,129
Total	$222,201	$748,677	$970,878

At December 31, 2021
2022	$206,478	$672,821	$879,299
2023	1,522	40,564	42,086
2024	—	60,854	60,854
2025	265	1,919	2,184
2026 and thereafter	262	2,503	2,765
Total	$208,527	$778,661	$987,188

Accrued interest payable on deposits was $1.0 million and $1.2 million at June 30, 2022 and December 31, 2021, respectively. Total deposits reclassified to loans due to overdrafts at June 30, 2022 and December 31, 2021 were $397,000 and $277,000, respectively.

Note 8 — Borrowings and Subordinated Debentures

At June 30, 2022, the Bank had $20.0 million of overnight advances with the FHLB with a weighted average interest rate of 1.67 percent. In addition, the Bank had $125.0 million of term advances outstanding with the FHLB with a weighted average interest rate of 1.04 percent. At December 31, 2021, the Bank had no overnight advances and $137.5 million of term advances with the FHLB with a weighted average rate of 1.05 percent. Interest expense on borrowings for the three months ended June 30, 2022 and 2021 was $370,000 and $447,000, respectively. Interest expense on borrowings for the six months ended June 30, 2022 and 2021 was $0.7 million and $0.9 million, respectively.

	June 30, 2022		December 31, 2021
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Overnight advances	$20,000	1.67%	$—	0.00%
Advances due within 12 months	50,000	1.63%	50,000	1.62%
Advances due over 12 months through 24 months	50,000	0.37%	50,000	0.97%
Advances due over 24 months through 36 months	25,000	1.22%	37,500	0.40%
Outstanding advances	$145,000	1.13%	$137,500	1.05%

The following is financial data pertaining to FHLB advances:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Weighted-average interest rate at end of period	1.13%	1.05%
Weighted-average interest rate during the period	1.05%	1.17%
Average balance of FHLB advances	$135,387	$145,277
Maximum amount outstanding at any month-end	$215,000	$162,500

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $2.45 billion and $2.30 billion of loans pledged as collateral with the FHLB as of June 30, 2022 and December 31, 2021, respectively. Remaining available borrowing capacity was $1.47 billion, subject to the FHLB statutory lending limit of $1.78 billion, and $1.61 billion at June 30, 2022 and December 31, 2021, respectively.

The Bank also had securities with market values of $27.3 million and $34.7 million at June 30, 2022 and December 31, 2021, respectively, pledged with the FRB, which provided $25.4 million and $32.8 million in available borrowing capacity through the Fed Discount Window as of June 30, 2022 and December 31, 2021, respectively.

On August 20, 2021, the Company issued $110.0 million of Fixed-to-Floating Subordinated Notes (“2021 Notes”) with a maturity date of September 1, 2031. The 2021 Notes have an initial fixed interest rate of 3.75 percent per annum, payable semiannually in arrears on March 1 and September 1 of each year, up to but excluding September 1, 2026. From and including September 1, 2026 and thereafter, the 2021 Notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be the Three-Month Term SOFR) plus 310 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. If the then current three-month term SOFR rate is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance cost was $2.1 million, which is being amortized through the 2021 Notes’ maturity date. At June 30, 2022 and December 31, 2021, the balance of the 2021 Notes included in the Company’s Consolidated Balance Sheet, net of issuance cost, was $108.1 million and $108.0 million, respectively.

The Company issued $100.0 million of Fixed-to-Floating Subordinated Notes (“2017 Notes”) on March 21, 2017, with a maturity on March 30, 2027. The 2017 Notes had an initial fixed interest rate of 5.45 percent per annum. From and including March 30, 2022 and thereafter, the 2017 Notes bore interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.315 percent payable quarterly.

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

At June 30, 2022 and December 31, 2021, the balance of the 2017 Notes included in the Company’s Consolidated Balance Sheet, net of debt issuance cost, was $0 and $86.2 million, respectively.

The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005 which issued $26.0 million of Trust Preferred Securities (“TPS”) at a 6.26 percent fixed rate for the first five years and a variable rate of three-month LIBOR plus 140 basis points thereafter. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At June 30, 2022 and December 31, 2021, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $5.8 million and $6.0 million, was $21.0 million and $20.8 million, respectively. The amortization of discount was $102,000 and $99,000 for the three months ended June 30, 2022 and 2021, respectively, and $204,000 and $198,000 for the six months ended June 30, 2022 and 2021, respectively.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands, except per share amounts)
Basic EPS
Net income	$25,050	$22,122	$45,745	$38,781
Less: income allocated to unvested restricted stock	150	175	261	295
Income allocated to common shares	$24,900	$21,947	$45,484	$38,486
Weighted-average shares for basic EPS	30,296,897	30,442,993	30,271,761	30,452,320
Basic EPS (1)	$0.82	$0.72	$1.50	$1.26

Effect of dilutive stock options and unvested performance stock units	115,451	77,463	119,512	73,800

Diluted EPS
Income allocated to common shares	$24,900	$21,947	$45,484	$38,486
Weighted-average shares for diluted EPS	30,412,348	30,520,456	30,391,273	30,526,120
Diluted EPS (1)	$0.82	$0.72	$1.50	$1.26

(1)	Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

There were no anti-dilutive stock options outstanding for the three months ended June 30, 2022 or 2021.

During the six months ended June 30, 2022, the Company issued 38,036 performance stock units to executive officers from the 2021 Equity Compensation plan fair valued at $954,700 on the grant date of March 23, 2022. During the six months ended June 30, 2021, the Company issued 42,626 performance stock units to executive officers from the 2013 Equity Compensation Plan fair valued at $784,000 on the grant date of March 24, 2021. These units have a three-year cliff vesting period and include dividend equivalent rights. Total performance stock units outstanding as of June 30, 2022 were 104,599 with an aggregate grant fair value of $2.0 million. As of June 30, 2022 and 2021, there were 104,599 and 66,563 performance stock units outstanding, respectively. In accordance with the treasury method, unvested performance stock units were included in the weighted average number of common shares for the diluted EPS calculation in the table above.

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

At June 30, 2022, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5 percent must be met to avoid limitations on the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 5.70 percent and 6.70 percent and the Company's capital conservation buffer was 5.42 percent and 5.93 percent as of June 30, 2022 and December 31, 2021, respectively.

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

The capital ratios of Hanmi Financial and the Bank as of June 30, 2022 and December 31, 2021 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2022
Total capital (to risk-weighted assets):
Hanmi Financial	$859,204	14.31%	$480,181	8.00%	N/A	N/A
Hanmi Bank	$820,787	13.70%	$479,396	8.00%	$599,245	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$685,566	11.42%	$360,136	6.00%	N/A	N/A
Hanmi Bank	$757,149	12.64%	$359,547	6.00%	$479,396	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$664,531	11.07%	$270,102	4.50%	N/A	N/A
Hanmi Bank	$757,149	12.64%	$269,660	4.50%	$389,510	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$685,566	9.94%	$275,975	4.00%	N/A	N/A
Hanmi Bank	$757,149	11.00%	$275,237	4.00%	$344,046	5.00%

December 31, 2021
Total capital (to risk-weighted assets):
Hanmi Financial	$912,527	16.57%	$440,639	8.00%	N/A	N/A
Hanmi Bank	$809,279	14.70%	$440,493	8.00%	$550,616	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$657,250	11.93%	$330,479	6.00%	N/A	N/A
Hanmi Bank	$748,177	13.59%	$330,369	6.00%	$440,493	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$636,419	11.55%	$247,859	4.50%	N/A	N/A
Hanmi Bank	$748,177	13.59%	$247,777	4.50%	$357,900	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$657,250	9.63%	$273,133	4.00%	N/A	N/A
Hanmi Bank	$748,177	10.96%	$273,101	4.00%	$341,376	5.00%

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

Loans held for sale - Loans held for sale includes the guaranteed portion of SBA 7(a) loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of the loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At June 30, 2022 and December 31, 2021, the entire balance of loans held for sale was recorded at its cost. We record loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Servicing assets - On a quarterly basis, the Company utilizes a third party service to evaluate servicing assets related to loans sold to unaffiliated parties with servicing retained. Servicing assets are assessed for impairment or increased obligation based on fair value at each reporting date.

Other repossessed assets – Fair value of equipment from equipment financing agreements contracts is based primarily on a third party valuation service, less costs to sell and result in a Level 3 classification of the inputs for determining fair value. Valuations are required at the time the asset is repossessed and may be subsequently updated periodically due to the Company’s short-term possession of the asset prior to sale or as circumstances require and the fair value adjustments are made to the asset based on its value prior to sale.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2022 and December 31, 2021, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Total Fair Value
	(in thousands)
June 30, 2022
Assets:
Securities available for sale:
U.S. Treasury securities	$22,939	$—	$—	$22,939
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	553,756	—	553,756
Collateralized mortgage obligations	—	90,730	—	90,730
Debt securities	—	127,834	—	127,834
Total U.S. government agency and sponsored agency obligations	—	772,320	—	772,320
Municipal bonds-tax exempt	—	64,962	—	64,962
Total securities available for sale	$22,939	$837,282	$—	$860,221
Derivative financial instruments	$—	$5,759	$—	$5,759

Liabilities:
Derivative financial instruments	$—	$5,627	$—	$5,627

December 31, 2021
Assets:
Securities available for sale:
U.S. Treasury securities	$15,397	$—	$—	$15,397
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	607,505	—	607,505
Collateralized mortgage obligations	—	93,604	—	93,604
Debt securities	—	115,896	—	115,896
Total U.S. government agency and sponsored agency obligations	—	817,005	—	817,005
Municipal bonds-tax exempt	—	78,388	—	78,388
Total securities available for sale	$15,397	$895,393	$—	$910,790
Derivative financial instruments	$—	$1,379	$—	$1,379

Liabilities:
Derivative financial instruments	$—	$1,360	$—	$1,360

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of June 30, 2022 and December 31, 2021, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
			Significant
			Observable
		Quoted Prices in	Inputs With No
		Active Markets	Active Market	Significant
		for Identical	With Identical	Unobservable
	Total	Assets	Characteristics	Inputs
	(in thousands)
June 30, 2022
Assets:
Collateral dependent loans (1)	$4,356	$—	$—	$4,356
Other real estate owned	675	—	—	675
Repossessed personal property	146	—	—	146

December 31, 2021
Assets:
Collateral dependent loans (2)	$3,398	$—	$—	$3,398
Other real estate owned	675	—	—	675
Repossessed personal property	8	—	—	8

(1)	Consisted of real estate loans of $4.4 million.
(2)	Consisted of real estate loans of $3.4 million.

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at June 30, 2022 and December 31, 2021:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
June 30, 2022
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$1,647	Market approach	Market data comparison	(25)% to 27% / (2)%	(1)
Other	1,409	Market approach	Market data comparison	(20)% to 20% / 0%	(1)
Residential	1,300	Market approach	Market data comparison	(19)% to 10% / 1%	(1)
Total real estate loans	4,356
Total	$4,356

Other real estate owned	$675	Market approach	Market data comparison	(10)% to 10% / (3)%

Repossessed personal property	146	Market approach	Market data comparison		(2)

December 31, 2021
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$1,917	Market approach	Market data comparison	(28)% to 23% / (6)%	(1)
Other	499	Market approach	Market data comparison	(20)% to 20% / 0%	(1)
Residential	982	Market approach	Market data comparison	(19)% to 8% / 3%	(1)
Total real estate loans	3,398
Total	$3,398

Other real estate owned	$675	Market approach	Market data comparison	(20)% to (5)% / (12)%

Repossessed personal property	8	Market approach	Market data comparison		(2)

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

Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we had concluded that the carrying amounts approximate fair value, the fair value estimates shown below were based on an exit price notion as of June 30, 2022, as required by ASU 2016-01. The financial instruments for which we had concluded that the carrying amounts approximate fair value include, cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits. The fair values of off-balance sheet items were based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.

The estimated fair values of financial instruments were as follows:

	June 30, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$217,237	$217,237	$—	$—
Securities available for sale	860,221	22,939	837,282	—
Loans held for sale	18,528	—	19,753	—
Loans receivable, net of allowance for credit losses	5,582,335	—	—	5,475,280
Accrued interest receivable	14,044	14,044	—	—
Financial liabilities:
Noninterest-bearing deposits	2,782,737	—	2,782,737	—
Interest-bearing deposits	3,196,653	—	—	3,193,498
Borrowings and subordinated debentures	274,113	—	141,704	117,150
Accrued interest payable	986	986	—	—

	December 31, 2021
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$608,965	$608,965	$—	$—
Securities available for sale	910,790	15,397	895,393	—
Loans held for sale	13,342	—	14,723	—
Loans receivable, net of allowance for credit losses	5,078,984	—	—	5,072,282
Accrued interest receivable	11,976	11,976	—	—
Financial liabilities:
Noninterest-bearing deposits	2,574,517	—	2,574,517	—
Interest-bearing deposits	3,211,752	—	—	3,211,708
Borrowings and subordinated debentures	352,506	—	137,198	213,179
Accrued interest payable	1,161	1,161	—	—

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

The following table shows the distribution of total loan commitments as of the dates indicated:

	June 30,	December 31,
	2022	2021
	(in thousands)
Unused commitments to extend credit	$613,804	$626,474
Standby letters of credit	59,480	49,287
Commercial letters of credit	47,371	39,261
Total commitments	$720,655	$715,022

The allowance for credit losses related to off-balance sheet items was maintained at a level believed to be sufficient to absorb current expected lifetime losses related to these unfunded credit facilities. The determination of the allowance adequacy was based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities.

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Balance at beginning of period	$2,358	$2,342	$2,586	$2,792
Provision expense (recovery) for credit losses	(45)	1,301	(273)	851
Balance at end of period	$2,313	$3,643	$2,313	$3,643

Note 13 — Leases

The Company enters into leases in the normal course of business primarily for bank branch offices, back-office operations locations, business development offices, information technology data centers and information technology equipment. The Company’s leases have remaining terms ranging from one to thirteen years, some of which include renewal or termination options to extend the lease for up to five years.

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

As of June 30, 2022, the outstanding balances for our right-of-use asset and lease liability were $43.8 million and $47.4 million, respectively. The outstanding balances of the right-of-use asset and lease liability were $46.3 million and $49.7 million, respectively, as of December 31, 2021.

In determining the discount rates, since most of our leases do not provide an implicit rate, we used our incremental borrowing rate provided by the FHLB of San Francisco based on the information available at the commencement date to calculate the present value of lease payments.

At June 30, 2022, future minimum rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2022	$8,007
2023	7,571
2024	7,207
2025	6,239
2026	5,231
Thereafter	17,602
Remaining lease commitments	51,857
Interest	(4,467)
Present value of lease liability	$47,390

Weighted average remaining lease terms for the Company's operating leases were 7.42 years and 7.85 years as of June 30, 2022 and December 31, 2021, respectively. Weighted average discount rates used for the Company's operating leases were 2.38 percent as of June 30, 2022 and December 31, 2021, respectively. Net lease expense recognized for each of the three months and six months ended June 30, 2022 and 2021 was $2.0 million and $4.1 million, respectively. This included operating lease costs of $2.0 million and $1.9 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, operating lease costs were $4.0 million and $3.9 million, respectively. Sublease income for operating leases was immaterial for the three and six months ended June 30, 2022 and 2021.

Cash paid and included in cash flows from operating activities for amounts used in the measurement of the lease liability of the Company's operating leases was $2.0 million and $1.9 million for the three months ended June 30, 2022 and 2021, respectively, and $4.0 million and $3.9 million for the six months ended June 30, 2022 and 2021, respectively.

Note 14 — Liquidity

Hanmi Financial

As of June 30, 2022, Hanmi Financial had $22.4 million in cash on deposit with its bank subsidiary and $5.0 million of U.S. Treasury securities at fair value. As of December 31, 2021, the Company had $94.9 million in cash on deposit with its bank subsidiary. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of June 30, 2022 and December 31, 2021, the Bank had $145.0 million and $137.5 million, respectively, of FHLB advances, and $110.0 million and $141.8 million, respectively, of brokered deposits.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30.0 percent of its assets. As of June 30, 2022, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $1.71 billion and $1.47 billion, respectively, compared to $1.84 billion and $1.61 billion, respectively, as of December 31, 2021.

The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the FHLB may adjust the advance rates for qualifying collateral upwards or downwards from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, equipment financing agreements and securities, and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.

As a means of augmenting its liquidity, the Bank had an available borrowing source of $25.4 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $30.2 million, and had no borrowings as of June 30, 2022. The Bank also maintains a line of credit for repurchase agreements up to $100.0 million. The Bank also had three unsecured federal funds lines of credit totaling $115.0 million with no outstanding balances as of June 30, 2022.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their location on the Balance Sheet as of June 30, 2022 and December 31, 2021.

As of June 30, 2022	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$61,718	Other Assets	$5,759	$61,718	Other Liabilities	$5,627
Total derivatives not designated as hedging instruments			$5,759			$5,627

As of December 31, 2021	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$61,968	Other Assets	$1,379	$61,968	Other Liabilities	$1,360
Total derivatives not designated as hedging instruments			$1,379			$1,360

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement for the three and six months ended June 30, 2022 and 2021.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
		(in thousands)
Interest rate products	Other income	$58	$(64)	$113	$85
Total		$58	$(64)	$113	$85

The Company did not recognize any fee income from its derivative financial instruments for the three and six months ended June 30, 2022 and 2021.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The derivative assets are located within the prepaid and other assets line item on the Consolidated Balance Sheets and the derivative liabilities are located within the accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
As of June 30, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$5,759	$—	$5,759	$5,627	$132	$—

Offsetting of Derivative Liabilities
As of June 30, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$5,627	$—	$5,627	$5,627	$—	$—

Offsetting of Derivative Assets
As of December 31, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$1,379	$—	$1,379	$1,360	$19	$—

Offsetting of Derivative Liabilities
As of December 31, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$1,360	$—	$1,360	$1,360	$—	$—

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

As of June 30, 2022 and December 31, 2021, the fair value of derivatives in a net asset position for counterparty transactions, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.8 million and $1.4 million, respectively. As of June 30, 2022, the Company had not posted any collateral with its counterparties related to these agreements and is adequately collateralized since its net asset position was $132,000 ($5.8 million of fair value of assets less $5.6 million of fair value of liabilities) as of June 30, 2022. As of December 31, 2021, the Company had posted no collateral related to these agreements and was adequately collateralized since its net asset position was $19,000 ($1.4 million of fair value of assets less $1.4 million of fair value of liabilities).

Note 16 — Subsequent Events

As of the date of issuance of these financial statements, no subsequent events were identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three and six months ended June 30, 2022. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended June 30, 2022 (this “Report”).

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statements. These factors include the following: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi Bank; the effect of our rating under the Community Reinvestment Act and our ability to address any issues raised in our regulatory exams; general economic and business conditions internationally, nationally and in those areas in which we operate; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital from private and government sources; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread; inflation; risks of natural disasters; the current or anticipated impact of military conflict, terrorism or other geopolitical events; a failure in or breach of our operational or security systems or infrastructure, including cyber-attacks; the failure to maintain current technologies; the inability to successfully implement future information technology enhancements; difficult business and economic conditions that can adversely affect our industry and business, including competition, fraudulent activity and negative publicity; risks associated with Small Business Administration loans; failure to attract or retain key employees; our ability to access cost-effective funding; fluctuations in real estate values; changes in accounting policies and practices; the continuing impact of the COVID-19 pandemic on our business and results of operation; changes in governmental regulation, including, but not limited to, any increase in Federal Deposit Insurance Corporation insurance premiums; the ability of Hanmi Bank to make distributions to Hanmi Financial Corporation, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial tests; the ability to identify a suitable strategic partner or to consummate a strategic transaction; the adequacy of our allowance for credit losses; our credit quality and the effect of credit quality on our credit losses expense and allowance for credit losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; changes in securities markets; and risks as it relates to cyber security against our information technology infrastructure and those of our third party providers and vendors.

For additional information concerning risks we face, see “Part II, Item 1A. Risk Factors” in this Report and “Item 1A. Risk Factors” in Part I of the 2021 Annual Report on Form 10-K. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to the consolidated financial statements in our 2021 Annual Report on Form 10-K. We had no significant changes in our accounting policies since the filing of our 2021 Annual Report on Form 10-K.

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

Executive Overview

Net income was $25.1 million, or $0.82 per diluted share, for the three months ended June 30, 2022 compared with $22.1 million, or $0.72 per diluted share, for the same period a year ago. Net interest income and noninterest income increased $9.5 million and $0.4 million, respectively. These effects were offset by an increase in credit loss expense of $4.9 million to $1.6 million for the three months ended June 30, 2022 compared with a credit loss expense recovery of $3.3 million for the same period a year ago. Noninterest expense and income taxes increased $0.7 million and $1.4 million, respectively.

For the six months ended June 30, 2022, net income was $45.7 million, or $1.50 per diluted share, compared with $38.8 million, or $1.26 per diluted share, for the same period a year ago. The increase in net income for the six months ended June 30, 2022 reflected an increase in net interest income of $14.4 million, offset by increases in credit loss expense of $1.4 million and $2.9 million in other noninterest expense and a $0.9 million decrease in noninterest income.

Other financial highlights include the following:

•

Cash and due from banks decreased $391.7 million to $217.2 million as of June 30, 2022 from $609.0 million at December 31, 2021, primarily as excess liquidity was used to fund strong loan production and the redemption of subordinated debentures.

•	Securities decreased $50.6 million to $860.2 million at June 30, 2022 from $910.8 million at December 31, 2021, attributable to the impact of unrealized losses from rising interest rates.
•	Loans receivable, before the allowance for credit losses, were $5.66 billion at June 30, 2022 compared with $5.15 billion at December 31, 2021.
•	Deposits were $5.98 billion at June 30, 2022 compared with $5.79 billion at December 31, 2021.
•	Subordinated debentures and borrowings decreased $78.4 million to $274.1 million at June 30, 2022 from $352.5 million at December 31, 2021, primarily due to the redemption of the 2017 Notes.

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

	Three Months Ended
	June 30, 2022			June 30, 2021
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(in thousands)
Interest-earning assets:
Loans receivable (1)	$5,572,504	$59,855	4.31%	$4,753,297	$52,787	4.45%
Securities (2)	945,291	2,930	1.27%	812,805	1,404	0.69%
FHLB stock	16,385	242	5.93%	16,385	242	5.93%
Interest-bearing deposits in other banks	136,473	193	0.57%	659,934	176	0.11%
Total interest-earning assets	6,670,653	63,220	3.80%	6,242,421	54,609	3.51%

Noninterest-earning assets:
Cash and due from banks	67,859			61,560
Allowance for credit losses	(73,896)			(88,049)
Other assets	255,095			220,779
Total assets	$6,919,711			$6,436,711

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$122,771	$18	0.06%	$112,252	$23	0.08%
Money market and savings	2,139,488	1,570	0.29%	2,032,102	1,298	0.26%
Time deposits	894,345	869	0.39%	1,136,903	1,682	0.59%
Total interest-bearing deposits	3,156,604	2,457	0.31%	3,281,257	3,003	0.37%
Borrowings	140,245	384	1.10%	150,091	447	1.19%
Subordinated debentures	129,029	1,335	4.14%	119,170	1,585	5.32%
Total interest-bearing liabilities	3,425,878	4,176	0.49%	3,550,518	5,035	0.57%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	2,716,297			2,223,172
Other liabilities	104,084			67,771
Stockholders' equity	673,452			595,250
Total liabilities and stockholders' equity	$6,919,711			$6,436,711

Net interest income		$59,044			$49,574

Cost of deposits (3)			0.17%			0.22%
Net interest spread (taxable equivalent basis) (4)			3.31%			2.94%
Net interest margin (taxable equivalent basis) (5)			3.55%			3.19%

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.
(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended
	June 30, 2022 vs June 30, 2021
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$8,783	$(1,715)	$7,068
Securities (2)	248	1,278	1,526
FHLB stock	—	—	—
Interest-bearing deposits in other banks	(239)	256	17
Total interest and dividend income	8,792	(181)	8,611

Interest expense:
Demand: interest-bearing	$2	$(7)	$(5)
Money market and savings	78	194	272
Time deposits	(314)	(499)	(813)
Borrowings	(28)	(35)	(63)
Subordinated debentures	123	(373)	(250)
Total interest expense	(139)	(720)	(859)
Change in net interest income	$8,931	$539	$9,470

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

For the three months ended June 30, 2022 and 2021, net interest income was $59.0 million and $49.6 million, respectively. The net interest spread and net interest margin, on a taxable equivalent basis, for the quarter ended June 30, 2022, were 3.31 percent and 3.55 percent, respectively, compared with 2.94 percent and 3.19 percent, respectively, for the same period in 2021. Interest and dividend income increased $8.6 million, or 15.8 percent, to $63.2 million for the three months ended June 30, 2022 from $54.6 million for the same period in 2021 due to higher average interest-earning asset balances and yields. Interest expense decreased $0.9 million, or 17.1 percent, to $4.2 million for the three months ended June 30, 2022 from $5.0 million for the same period in 2021 primarily due to a shift from time deposits into lower-yielding deposit accounts, lower cost of time deposits and lower interest cost associated with the 2021 Notes.

The average balance of interest earning assets increased $428.2 million, or 6.9 percent, to $6.67 billion for the three months ended June 30, 2022 from $6.24 billion for the three months ended June 30, 2021. The average balance of loans increased $819.2 million, or 17.2 percent, to $5.57 billion for the three months ended June 30, 2022 from $4.75 billion for the three months ended June 30, 2021 due mainly to strong loan production. The average balance of securities increased $132.5 million, or 16.3 percent, to $945.3 million for the three months ended June 30, 2022 from $812.8 million for the three months ended June 30, 2021. Interest-bearing deposits at other banks decreased $523.5 million to $136.5 million for the three months ended June 30, 2021, as excess funds were used to fund loan and securities growth.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 29 basis points to 3.80 percent for the three months ended June 30, 2022 from 3.51 percent for the three months ended June 30, 2021, mainly due to higher average loan balances. The average yield on loans decreased to 4.31 percent for the three months ended June 30, 2022 from 4.45 percent for the three months ended June 30, 2021, driven mainly by lower yields on commercial real estate loans. The average yield on securities, on a taxable equivalent basis, increased to 1.27 percent for the three months ended June 30, 2022 from 0.69 percent for the three months ended June 30, 2021 reflecting the rising market interest rate environment.

The average balance of interest-bearing liabilities decreased $124.6 million, or 3.5 percent, to $3.43 billion for the three months ended June 30, 2022 compared to $3.55 billion for the three months ended June 30, 2021. The average balance of time deposits decreased $242.6 million offset by increases in the average balances of $107.4 million in money market and savings accounts.

The average cost of interest-bearing liabilities was 0.49 percent and 0.57 percent for the three months ended June 30, 2022 and 2021. The average cost of subordinated debentures decreased 118 basis points to 4.14 percent for the three months ended June 30, 2022 compared to 5.32 percent for the three months ended June 30, 2021. The average cost of borrowings decreased 9 basis points to 1.10 percent for the three months ended June 30, 2022 compared to 1.19 percent for the three months ended June 30, 2021. The average cost of interest-bearing deposits decreased 6 basis points to 0.31 percent for the three months ended June 30, 2022 compared to 0.37 percent for the three months ended June 30, 2021.

The following table shows: the average balance of assets, liabilities and stockholders’ equity; the amount of interest income, on a tax-equivalent basis, and net interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Six Months Ended
	June 30, 2022			June 30, 2021
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(in thousands)
Interest-earning assets:
Loans receivable (1)	$5,403,029	$113,779	4.25%	$4,798,311	$103,399	4.35%
Securities (2)	937,939	5,447	1.19%	793,521	2,544	0.64%
FHLB stock	16,385	490	6.03%	16,385	448	5.52%
Interest-bearing deposits in other banks	314,690	408	0.26%	528,498	272	0.10%
Total interest-earning assets	6,672,043	120,124	3.63%	6,136,715	106,663	3.51%

Noninterest-earning assets:
Cash and due from banks	65,427			59,127
Allowance for credit losses	(73,538)			(88,860)
Other assets	242,593			227,436
Total assets	$6,906,525			$6,334,418

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$123,826	$35	0.06%	$107,642	$37	0.07%
Money market and savings	2,122,840	2,758	0.26%	1,999,737	2,776	0.28%
Time deposits	915,577	1,677	0.37%	1,187,427	4,148	0.70%
Total interest-bearing deposits	3,162,243	4,470	0.29%	3,294,806	6,961	0.43%
Borrowings	135,427	726	1.08%	150,046	923	1.24%
Subordinated debentures	170,868	4,928	5.77%	119,105	3,204	5.38%
Total interest-bearing liabilities	3,468,538	10,124	0.59%	3,563,957	11,088	0.63%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	2,675,574			2,107,828
Other liabilities	96,269			74,391
Stockholders' equity	666,144			588,242
Total liabilities and stockholders' equity	$6,906,525			$6,334,418

Net interest income (taxable equivalent basis)		$110,000			$95,575

Cost of deposits (3)			0.15%			0.26%
Net interest spread (taxable equivalent basis) (4)			3.04%			2.88%
Net interest margin (taxable equivalent basis) (5)			3.32%			3.14%

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(3)	Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.

(4)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income as a percentage of average interest-earning assets.

The following table shows changes in interest income (on a tax-equivalent basis), interest expense and the amounts attributable to variation in interest rates and volumes for the periods indicated. The variances attributable to simultaneous volume and rate changes have been allocated to the change due to volume and rate categories in proportion to the relationship of the absolute dollar amount attributable solely to the change in volume and rate.

	Six Months Ended
	June 30, 2022 vs June 30, 2021
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$12,803	$(2,423)	$10,380
Securities (2)	507	2,396	2,903
FHLB stock	—	42	42
Interest-bearing deposits in other banks	(142)	278	136
Total interest and dividend income	13,168	293	13,461

Interest expense:
Demand: interest-bearing	$5	$(7)	$(2)
Money market and savings	175	(193)	(18)
Time deposits	(808)	(1,663)	(2,471)
Borrowings	(85)	(112)	(197)
Subordinated debentures	1,478	246	1,724
Total interest expense	765	(1,729)	(964)
Change in net interest income	$12,403	$2,022	$14,425

(1)	Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

For the six months ended June 30, 2022 and 2021, net interest income was $110.0 million and $95.6 million, respectively. The net interest spread and net interest margin, on a taxable equivalent basis, for the six months ended June 30, 2022 were 3.04 percent and 3.32 percent, respectively, compared with 2.88 percent and 3.14 percent, respectively, for the same period in 2021. Interest and dividend income increased $13.5 million, or 12.6 percent, to $120.1 million for the six months ended June 30, 2022 from $106.7 million for the same period in 2021 due to higher average interest-earning asset balances and yields. Interest expense decreased $1.0 million, or 8.7 percent, to $10.1 million for the six months ended June 30, 2022 from $11.1 million for the same period in 2021 primarily due to a shift from time deposits into lower yielding deposit accounts and lower rates paid on interest-bearing deposits, offset by the increased interest expense associated with the issuance of the 2021 Notes and the $1.1 million charge for unamortized debt issuance costs related to the redemption of the 2017 Notes.

The average balance of interest earning assets increased $535.3 million, or 8.7 percent, to $6.67 billion for the six months ended June 30, 2022 from $6.14 billion for the six months ended June 30, 2021. The average balance of loans increased $604.7 million, or 12.6 percent, to $5.40 billion for the six months ended June 30, 2022 from $4.80 billion for the six months ended June 30, 2021 due mainly to strong loan production. The average balance of securities increased $144.4 million, or 18.2 percent, to $937.9 million for the six months ended June 30, 2022 from $793.5 million for the six months ended June 30, 2021. Interest-bearing deposits at other banks decreased $213.8 million to $314.7 million for the six months ended June 30, 2021, as excess liquidity was used to fund loan growth and additional securities purchases.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 12 basis points to 3.63 percent for the six months ended June 30, 2022 from 3.51 percent for the six months ended June 30, 2021, mainly due to higher average loan balances. The average yield on loans decreased to 4.25 percent for the six months ended June 30, 2022 from 4.35 percent for the six months ended June 30, 2021, driven mainly by lower yields on commercial real estate loans. The average yield on securities, on a taxable equivalent basis, increased to 1.19 percent for the six months ended June 30, 2022 from 0.64 percent for the six months ended June 30, 2021 reflecting the rising market interest rate environment.

The average balance of interest-bearing liabilities decreased $95.4 million, or 2.7 percent, to $3.47 billion for the six months ended June 30, 2022 compared to $3.56 billion for the six months ended June 30, 2021. The average balance of time deposits decreased $271.9 million offset by increases in the average balances of $123.1 million in money market and savings accounts and $51.8 million in subordinated debentures due to the 2021 Notes issued in August 2021.

The average cost of interest-bearing liabilities was 0.59 percent and 0.63 percent for the six months ended June 30, 2022 and 2021. The average cost of subordinated debentures increased 39 basis points to 5.77 percent for the six months ended June 30, 2022 compared to 5.38 percent for the six months ended June 30, 2021 due to a pre-tax charge of $1.1 million for the remaining debt issuance costs related to the redemption of the 2017 Notes. The average cost of borrowings decreased 16 basis points to 1.08 percent for the six months ended June 30, 2022 compared to 1.24 percent for the six months ended June 30, 2021. The average cost of interest-bearing deposits decreased 14 basis points to 0.29 percent for the six months ended June 30, 2022 compared to 0.43 percent for the six months ended June 30, 2021.

Credit Loss Expense

For the second quarter of 2022, the Company recorded $1.6 million of credit loss expense, comprised of a $1.6 million provision for loan losses, and a $45,000 negative provision for off-balance sheet items. For the same period in 2021, the Company recorded a $3.3 million recovery of credit loss expense, comprised of a $4.1 million recovery for loan losses and a $0.5 million reduction in the allowance for accrued interest receivable for loans current or previously modified under the CARES Act, offset partially by a $1.3 million provision for off-balance sheet items. The credit loss expense for the three months ended June 30, 2022 as compared to the same period in 2021 resulted from strong loan growth, offset by a combination of overall improvements in asset quality and economic forecasts, as well as a net reduction in specific qualitative factors allocated to criticized hospitality loans impacted by the pandemic.

For the six months ended June 30, 2022, the Company recorded $0.2 million of credit loss expense, comprised of a $0.5 million provision for loan losses, and a $0.3 million negative provision for off-balance sheet items. For the same period in 2021, credit loss expense recovery was $1.2 million, comprised of a $3.1 million recovery for loan losses and a $1.0 million reduction in the allowance for accrued interest receivable for current or previously modified loans, offset partially by a $2.1 million provision for an SBA guarantee repair loss and a $0.9 million provision for off-balance sheet. The credit loss expense for the six months ended June 30, 2022 as compared to the same period in 2021 resulted from strong loan growth, offset by a combination of overall improvements in asset quality and economic forecasts, as well as a net reduction in specific qualitative factors allocated to criticized hospitality loans impacted by the pandemic.

See also “Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)	Increase (Decrease)
	2022	2021	Amount	Percent
	(in thousands)
Service charges on deposit accounts	$2,875	$2,344	$531	22.65%
Trade finance and other service charges and fees	1,416	1,259	157	12.47%
Servicing income	663	540	123	22.78%
Bank-owned life insurance income	246	252	(6)	(2.38)%
All other operating income	1,336	908	428	47.14%
Service charges, fees & other	6,536	5,303	1,233	23.25%
Gain on sale of SBA loans	2,774	3,305	(531)	(16.06)%
Gain on sale of PPP loans	—	203	(203)	(100.00)%
Legal settlement	—	75	(75)	(100.00)%
Total noninterest income	$9,310	$8,886	$424	4.77%

For the three months ended June 30, 2022, noninterest income was $9.3 million, an increase of $0.4 million, or 4.8 percent, compared with $8.9 million for the same period in 2021. Service charges and fees increased by $1.2 million, which was driven by updates to the Company’s business deposit account fee schedules and enhanced operational practices that increased fee collections. This favorable variance was offset by a $0.2 million decrease in gains on the sale of PPP loans and a $0.5 million decrease in the gains of sale of SBA loans.

The following table sets forth the various components of noninterest income for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)	Increase (Decrease)
	2022	2021	Amount	Percent
	(in thousands)
Service charges on deposit accounts	$5,750	$4,599	$1,151	25.03%
Trade finance and other service charges and fees	2,558	2,280	278	12.19%
Servicing income	1,397	1,386	11	0.79%
Bank-owned life insurance income	490	508	(18)	(3.54)%
All other operating income	2,339	1,862	477	25.62%
Service charges, fees & other	12,534	10,635	1,899	17.86%
Gain on sale of SBA loans	5,295	4,976	319	6.42%
Gain on sale of PPP loans	—	2,657	(2,657)	(100.00)%
Net gain on sales of securities	—	99	(99)	(100.00)%
Legal settlement	—	325	(325)	(100.00)%
Total noninterest income	$17,829	$18,692	$(863)	(4.62)%

For the six months ended June 30, 2022, noninterest income was $17.8 million, a decrease of $0.9 million, or 4.6 percent, compared with $18.7 million for the same period in 2021. The decrease was mainly attributable to a $2.7 million decrease in gains on sale of PPP loans, partially offset by a $1.9 million increase in service charges and fees, which was driven by updates to the Company’s business deposit account fee schedules and enhanced operational practices that increased fee collections, and a $0.3 million increase in the gains of sale of SBA.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)	Increase (Decrease)
	2022	2021	Amount	Percent
	(in thousands)
Salaries and employee benefits	$18,779	$18,302	$477	2.61%
Occupancy and equipment	4,597	4,602	(5)	(0.11)%
Data processing	3,114	2,915	199	6.83%
Professional fees	1,231	1,413	(182)	(12.88)%
Supplies and communications	581	733	(152)	(20.74)%
Advertising and promotion	660	374	286	76.47%
All other operating expenses	2,463	2,607	(144)	(5.52)%
Subtotal	31,425	30,946	479	1.55%
Other real estate owned expense (income)	50	(47)	97	(206.38)%
Repossessed personal property expense (income)	—	(116)	116	(100.00)%
Total noninterest expense	$31,475	$30,783	$692	2.25%

For the three months ended June 30, 2022, noninterest expense was $31.5 million, an increase of $0.7 million, or 2.2 percent, compared with $30.8 million for the same period in 2021. Salaries and employee benefits increased $0.5 million primarily as a result of an increase in salary, bonus and incentive expenses. A $0.3 million increase in advertising and promotion expense was primarily related to branding and promotional campaigns. Data processing increased $0.2 million due to additional software licenses.

The following table sets forth the components of noninterest expense for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)	Increase (Decrease)
	2022	2021	Amount	Percent
	(in thousands)
Salaries and employee benefits	$36,496	$35,122	$1,374	3.91%
Occupancy and equipment	9,243	9,198	45	0.49%
Data processing	6,351	5,841	510	8.73%
Professional fees	2,661	2,860	(199)	(6.96)%
Supplies and communications	1,245	1,489	(244)	(16.39)%
Advertising and promotion	1,477	732	745	101.78%
All other operating expenses	5,649	4,984	665	13.35%
Subtotal	63,122	60,226	2,896	4.81%
Other real estate owned expense (income)	62	174	(112)	(64.37)%
Repossessed personal property expense (income)	(17)	(84)	67	(100.00)%
Total noninterest expense	$63,167	$60,316	$2,851	4.73%

For the six months ended June 30, 2022, noninterest expense was $63.2 million, an increase of $2.9 million, or 4.7 percent, compared with $60.3 million for the same period in 2021. Salaries and employee benefits increased $1.4 million primarily as a result of an increase in salary, bonus and incentive expenses. A $0.7 million increase in advertising and promotion expense was primarily related to branding and promotional campaigns. All other operating expenses increased $0.7 million mainly due to loan related expenses (appraisal fees and real estate taxes paid). Data processing increased $0.5 million due to additional software licenses and other vendor processing fees.

Income Tax Expense

Income tax expense was $10.2 million and $8.9 million representing an effective income tax rate of 29.0 percent and 28.6 percent for the three months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate for the three months ended June 30, 2022, compared to the same period in 2021 was principally due to an increase in incremental tax charges resulting from increases related to the Company’s share-based compensation.

Income tax expense was $18.7 million and $16.4 million representing an effective income tax rate of 29.0 percent and 29.7 percent for the six months ended June 30, 2022 and 2021, respectively. The decrease in the effective tax rate for the six months ended June 30, 2022, compared to the same period in 2021 was principally due to a decrease of incremental tax charges related to the Company’s share-based compensation recognized as income tax expense.

Financial Condition

Securities

As of June 30, 2022, our securities portfolio consisted of U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and debt securities, tax-exempt municipal bonds and, to a lesser extent, U.S. Treasury securities. Most of these securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of June 30, 2022 or December 31, 2021.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their cost weighted average yield, which is calculated using amortized cost as the weight, as of June 30, 2022:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands)
Securities available for sale:
U.S. Treasury securities	$1,507	2.23%	$22,441	1.47%	$—	0.00%	$—	0.00%	$23,948	1.52%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	151	1.96%	3,628	0.84%	6,390	3.11%	606,851	1.37%	617,020	1.38%
Collateralized mortgage obligations	4	2.29%	7	0.96%	1,413	2.26%	97,890	1.46%	99,314	1.47%
Debt securities	5,000	0.40%	131,387	1.06%	—	0.00%	—	0.00%	136,387	1.04%
Total U.S. government agency and sponsored agency obligations	5,155	0.45%	135,022	1.05%	7,803	2.96%	704,741	1.38%	852,721	1.33%
Municipal bonds-tax exempt	—	0.00%	—	0.00%	7,362	1.41%	71,287	1.33%	78,649	1.34%
Total securities available for sale	$6,662	0.85%	$157,463	1.11%	$15,165	2.20%	$776,028	1.38%	$955,318	1.34%

Loans Receivable

As of June 30, 2022 and December 31, 2021, loans receivable (excluding loans held for sale), net of deferred loan fees and costs, discounts and allowance for credit losses, were $5.58 billion and $5.08 billion, respectively. The increase primarily reflected $1.15 billion in new loan production, offset by $483.1 million in loan sales and payoffs and amortization and other reductions of $156.9 million. Loan production primarily consisted of commercial real estate of $504.3 million, commercial and industrial loans of $194.6 million and residential mortgages of $172.8 million. Loan growth resulted in further diversification of the portfolio by industry, geography and loan type.

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses as of June 30, 2022. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$106,199	$600,411	$364,769	$—	$1,071,379
Hospitality	174,568	360,100	116,918	—	651,586
Other	230,315	1,151,784	499,616	130,012	2,011,727
Total commercial property loans	511,082	2,112,295	981,303	130,012	3,734,692
Construction	48,794	46,088	—	—	94,882
Residential	5,830	62	5,286	510,398	521,576
Total real estate loans	565,706	2,158,445	986,589	640,410	4,351,150
Commercial and industrial loans	400,881	292,911	73,102	—	766,894
Equipment financing agreements	18,789	469,199	49,370	—	537,358
Loans receivable	$985,376	$2,920,555	$1,109,061	$640,410	$5,655,402
Loans with predetermined interest rates	$418,762	$2,106,115	$246,419	$207,794	$2,979,090
Loans with variable interest rates	566,614	814,440	862,642	432,616	2,676,312

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with fixed or predetermined interest rates due after one year, as of June 30, 2022.

	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$168,573	$349,363	$48,850	$—	$566,786
Hospitality	81,233	122,560	7,158	—	210,951
Other	270,177	597,545	124,050	16,297	1,008,069
Total commercial property loans	519,983	1,069,468	180,058	16,297	1,785,806
Construction	27,727	—	—	—	27,727
Residential	—	51	2,872	191,497	194,420
Total real estate loans	547,710	1,069,519	182,930	207,794	2,007,953
Commercial and industrial loans	6,896	12,792	14,119	—	33,807
Equipment financing agreements	175,532	293,666	49,370	—	518,568
Loans receivable	$730,138	$1,375,977	$246,419	$207,794	$2,560,328

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with floating or variable interest rates (including hybrids) due after one year, as of June 30, 2022.

	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$53,608	$28,866	$315,920	$—	$398,394
Hospitality	128,107	28,199	109,761	—	266,067
Other	134,506	149,556	375,565	113,716	773,343
Total commercial property loans	316,221	206,621	801,246	113,716	1,437,804
Construction	18,361	—	—	—	18,361
Residential	12	—	2,413	318,900	321,325
Total real estate loans	334,594	206,621	803,659	432,616	1,777,490
Commercial and industrial loans	66,406	206,819	58,983	—	332,208
Loans receivable	$401,000	$413,440	$862,642	$432,616	$2,109,698

Industry

As of June 30, 2022, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10.0 percent of loans receivable outstanding:

		Percentage of
	Balance as of	Loans Receivable
	June 30, 2022	Outstanding
	(in thousands)
Lessor of nonresidential buildings	$1,823,550	32.2%
Hospitality	691,374	12.2%

Loan Quality Indicators

Loans and equipment financing agreements 30 to 89 days past due and still accruing were 0.07 percent of loans and equipment financing agreements at June 30, 2022, compared with 0.11 percent at December 31, 2021.

At June 30, 2022 and December 31, 2021, there were no loans 90 days or more past due and still accruing.

Special mention loans were $80.5 million at June 30, 2022 compared with $95.3 million at December 31, 2021. The change reflects additions of $70.8 million and reductions (comprising upgrades, downgrades, payments and payoffs) of $85.6 million. Of note, one construction loan of $22.4 million was upgraded from special mention to pass-watch, one $31.3 million commercial and industrial relationship was downgraded to special mention from pass-watch and three separate hospitality relationships totaling $22.8 million were downgraded from pass-watch to special mention.

Classified loans were $53.0 million at June 30, 2022 compared with $60.6 million at December 31, 2021. The change reflects additions of $5.7 million and reductions (comprising upgrades, payments, payoffs, sales, and charge-offs) of $13.3 million.

Activity in criticized loans was as follows for the periods indicated:

	Special Mention	Classified
	(in thousands)
June 30, 2022
Balance at beginning of period	$95,294	$60,633
Additions	70,769	5,663
Reductions	(85,610)	(13,289)
Balance at end of period	$80,453	$53,007

December 31, 2021
Balance at beginning of period	$76,978	$140,169
Additions	146,226	60,083
Reductions	(127,910)	(139,619)
Balance at end of period	$95,294	$60,633

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

Except for nonaccrual loans, management is not aware of any other loans as of June 30, 2022 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan or equipment financing agreement repayment terms, or any known events that would result in a loan or equipment financing agreement being designated as nonperforming at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, inflation or changes in the financial condition or business of borrowers may adversely affect a borrower’s ability to pay.

Nonperforming loans were $11.0 million at June 30, 2022, or 0.20 percent of loans, compared with $13.4 million at December 31, 2021, or 0.26 percent of the portfolio. The change reflects reductions (comprising upgrades, payments, payoffs, sales, and charge-offs) of $6.5 million and additions of $4.1 million.

Nonperforming assets were $11.7 million at June 30, 2022, or 0.17 percent of total assets, compared with $14.0 million, or 0.20 percent, at December 31, 2021.

Individually Evaluated Loans

The Company reviews loans on an individual basis when the loan does not share similar risk characteristics with loan pools.

Individually evaluated loans were $11.0 million and $13.4 million as of June 30, 2022 and December 31, 2021, respectively, representing a decrease of $2.4 million, or 17.6 percent. Specific allowances associated with individually evaluated loans decreased $0.8 million to $2.0 million as of June 30, 2022 compared with $2.8 million as of December 31, 2021.

For the three months ended June 30, 2022, no loans were restructured and subsequently classified as TDRs. For the six months ended June 30, 2022, we restructured monthly payments for one loan, with a net carrying value of $92,000 at the time of modification, which was subsequently classified as a TDR. For the year ended December 31, 2021, no loans were restructured and subsequently classified as TDRs. Temporary payment structure modifications can include extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less.

As of June 30, 2022 and December 31, 2021, there were no TDRs on accrual status. As of June 30, 2022 and December 31, 2021, restructured loans on nonaccrual status were $2.3 million and $2.9 million, respectively, and the allowance for credit losses relating to these loans, respectively, was immaterial.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

The Company’s estimate of the allowance for credit losses at June 30, 2022 and December 31, 2021 reflected losses expected over the remaining contractual life of the assets based on historical, current, and forward-looking information. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

Management selected three loss methodologies for the collective allowance estimation. At June 30, 2022, the Company used the discounted cash flow (“DCF”) method to estimate allowances for credit losses for the commercial and industrial loan portfolio, the Probability of Default/Loss Given Default (“PD/LGD”) method for the commercial real estate, construction, SBA and residential real estate portfolios, and the Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses for the equipment financing agreements portfolio. Loans that do not share similar risk characteristics are individually evaluated for allowances.

For the loans utilizing the DCF method, the Company determined that four quarters represented a reasonable and supportable forecast period and reverted to a historical loss rate over twelve quarters on a straight-line basis. Since reasonable and supportable forecasts of economic conditions are imbedded directly into the DCF model, qualitative adjustments are reduced but considered.

For each of the loan segments identified above, the Company applied an annualized historical PD/LGD using all available historical periods. The PD/LGD method incorporates a forecast into loss estimates using a qualitative adjustment.

The Company applied an expected loss ratio based on internal historical losses adjusted as appropriate for qualitative factors when applying the WARM method.

As of June 30, 2022 and December 31, 2021, the Company relied on the economic projections from Moody’s Analytics Economic Scenarios and Forecasts and the Federal Open Market Committee to inform its loss driver forecasts over the four-quarter forecast period. For all loan pools, the Company utilizes and forecasts the national unemployment rate as the primary loss driver.

To adjust the historical and forecast periods to current conditions, the Company applies various qualitative factors derived from market, industry or business specific data, changes in the underlying portfolio composition, trends relating to credit quality, delinquency, nonperforming and adversely rated equipment financing agreements, and reasonable and supportable forecasts of economic conditions.

The allowance for credit losses was $73.1 million at June 30, 2022 compared with $72.6 million at December 31, 2021. The allowance attributed to individually evaluated loans was $2.0 million at June 30, 2022 compared with $2.8 million at December 31, 2021. The allowance attributed to collectively evaluated loans was $71.1 million at June 30, 2022 compared with $69.8 million at December 31, 2021, and considered the impact of changes in macroeconomic assumptions, including an improving unemployment rate and rising interest rates for the subsequent four quarters.

The following table reflects our allocation of the allowance for credit losses by loan category as well as the loans receivable for each loan category to total loans, including related percentages:

	June 30, 2022				December 31, 2021
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$7,889	10.8%	$1,071,379	18.9%	$6,579	9.1%	$970,134	18.8%
Hospitality	16,935	23.2%	651,586	11.5%	22,670	31.2%	717,692	13.9%
Other	16,832	23.0%	2,011,727	35.6%	15,065	20.8%	1,919,033	37.3%
Total commercial property loans	41,656	57.0%	3,734,692	66.0%	44,314	61.1%	3,606,859	70.0%
Construction	3,915	5.4%	94,882	1.7%	4,078	5.6%	95,006	1.8%
Residential	541	0.7%	521,576	9.2%	498	0.7%	400,546	7.8%
Total real estate loans	46,112	63.1%	4,351,150	76.9%	48,890	67.4%	4,102,411	79.6%
Commercial and industrial loans	14,275	19.5%	766,894	13.6%	12,418	17.1%	561,831	10.9%
Equipment financing agreements	12,680	17.4%	537,358	9.5%	11,249	15.5%	487,299	9.5%
Total	$73,067	100.0%	$5,655,402	100.0%	$72,557	100.0%	$5,151,541	100.0%

The following table sets forth certain ratios related to our allowance for credit losses at the dates presented:

	As of
	June 30, 2022	December 31, 2021
	(in thousands)
Ratios:
Allowance for credit losses to loans receivable	1.29%	1.41%
Nonaccrual loans to loans	0.20%	0.26%
Allowance for credit losses to nonaccrual loans	661.54%	543.09%

Balance:
Nonaccrual loans at end of period	$11,045	$13,360
Nonperforming loans at end of period	$11,045	$13,360

As of June 30, 2022 and December 31, 2021, the allowance for credit losses related to off-balance sheet items, primarily unfunded loan commitments, was $2.3 million and $2.6 million, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances were adequate for current expected lifetime losses in the loan portfolio and off-balance sheet exposure as of June 30, 2022.

The following table presents a summary of net charge-offs (recoveries) for the loan portfolio:

	Three Months Ended			Six Months Ended
	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs (Recoveries) to Average Loans (1)	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs (Recoveries) to Average Loans (1)
	(in thousands)
June 30, 2022
Commercial real estate loans	$3,877,458	$(62)	(0.01)%	$3,815,403	$273	0.03%
Residential loans	472,178	(2)	(0.00)%	440,249	(2)	(0.00)%
Commercial and industrial loans	706,918	(112)	(0.06)%	643,105	(372)	(0.23)%
Equipment financing agreements	515,950	260	0.20%	504,272	85	0.07%
Total	$5,572,504	$84	0.01%	$5,403,029	$(16)	(0.00)%

June 30, 2021
Commercial real estate loans	$3,402,300	$98	0.01%	$3,386,150	$92	0.01%
Residential loans	322,817	(278)	(0.34)%	328,812	964	1.17%
Commercial and industrial loans	613,548	97	0.06%	668,142	92	0.06%
Equipment financing agreements	414,632	991	0.96%	415,207	2,758	2.66%
Total	$4,753,297	$908	0.08%	$4,798,311	$3,906	0.33%
(1)	Annualized

For the three months ended June 30, 2022, gross charge-offs were $0.6 million, a decrease of $0.9 million, from $1.5 million for the same period in 2021 and gross recoveries were $0.5 million, a decrease of $0.1 million, from $0.6 million for the three months ended June 30, 2021. Net loan charge-offs were $0.1 million, or 0.01 percent of average loans, compared with net loan charge-offs of $0.9 million, or 0.08 percent of average loans, for the three months ended June 30, 2022 and 2021, respectively.

For the six months ended June 30, 2022, gross charge-offs were $1.4 million, a decrease of $3.5 million, from $5.0 million for the same period in 2021 and gross recoveries were $1.5 million, an increase of $0.4 million, from $1.1 million for the six months ended June 30, 2021. Net loan charge-offs were $16,000, or 0.00 percent of average loans, compared with net loan charge-offs of $3.9 million, or 0.33 percent of average loans, for the six months ended June 30, 2022 and 2021, respectively.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	June 30, 2022		December 31, 2021
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$2,782,737	46.5%	$2,574,517	44.5%
Interest-bearing:
Demand	123,614	2.1%	125,183	2.2%
Money market and savings	2,102,161	35.2%	2,099,381	36.3%
Uninsured time deposits of more than $250,000:
Three months or less	45,109	0.8%	69,464	1.2%
Over three months through six months	44,951	0.8%	73,808	1.3%
Over six months through twelve months	81,569	1.4%	29,706	0.5%
Over twelve months	8,822	0.2%	549	0.0%
Other time deposits	790,427	13.2%	813,661	14.1%
Total deposits	$5,979,390	100.0%	$5,786,269	100.0%

Total deposits were $5.98 billion and $5.79 billion as of June 30, 2022 and December 31, 2021, respectively, representing an increase of $193.1 million, or 3.3 percent.

The increase in deposits was primarily driven by an increase in noninterest-bearing demand deposits, offset by a reduction in time deposits. At June 30, 2022, the loan-to-deposit ratio was 94.6 percent compared with 89.0 percent at December 31, 2021. The increase in noninterest-bearing deposits reflects growth from new and existing customer relationships.

As of June 30, 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.75 billion, of which $2.57 billion were demand deposits and money market and savings deposits and $180.5 million were time deposits. As of December 31, 2021, the aggregate amount of uninsured deposits was $2.63 billion, consisting of $2.46 billion in demand deposits and money market and savings deposits and $173.5 million in time deposits.

Borrowings and Subordinated Debentures

Borrowings mostly take the form of advances from the FHLB. At June 30, 2022 and December 31, 2021, total advances from the FHLB were $145.0 million and $137.5 million, respectively. The Bank had $20.0 million in overnight advances from the FHLB at June 30, 2022. There were no overnight advances from the FHLB at December 31, 2021.

The weighted-average interest rate of all FHLB advances at June 30, 2022 and December 31, 2021 were 1.13 percent and 1.05 percent, respectively, and weighted-average interest rate of FHLB advances for the six months ended June 30, 2022 and December 31, 2021 were 1.05 percent and 1.17 percent, respectively.

Average balances of FHLB advances for the three months ended June 30, 2022 and December 31, 2021 were $135.4 million and $145.3 million, respectively, with maximum amount outstanding at any month end during the year to date periods ended June 30, 2022 and December 31, 2021 of $215.0 million and $162.5 million, respectively.

Interest expense on borrowings for the three months ended June 30, 2022 and 2021 was $370,000 and $447,000, respectively. Interest expense on borrowings for the six months ended June 30, 2022 and 2021 was $0.7 million and $0.9 million, respectively.

The following is a summary of contractual maturities greater than twelve months of FHLB advances:

	June 30, 2022		December 31, 2021
FHLB of San Francisco	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Advances due over 12 months through 24 months	$50,000	0.37%	$50,000	0.97%
Advances due over 24 months through 36 months	25,000	1.22%	37,500	0.40%
Outstanding advances over 12 months	$75,000	0.65%	$87,500	0.73%

Subordinated debentures were $129.1 million as of June 30, 2022 and $215.0 million as of December 31, 2021. The $86.0 million decrease in subordinated debentures was primarily due to the redemption of the 2017 Notes on March 30, 2022. Subordinated debentures are comprised of fixed-to-floating subordinated notes of $108.1 million and $194.2 million as of June 30, 2022 and December 31, 2021, respectively, and junior subordinated deferrable interest debentures of $21.0 million and $20.8 million as of June 30, 2022 and December 31, 2021, respectively. See “Note 8 – Borrowings and Subordinated Debentures” to the consolidated financial statements for more details.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below) as of June 30, 2022. The Company compares this stress simulation to policy limits, which specify the maximum tolerance level for net interest income exposure over a 1- to 12-month and a 13- to 24- month horizon, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
Change in	1- to 12-Month Horizon		13- to 24-Month Horizon
Interest	Dollar	Percentage	Dollar	Percentage
Rate	Change	Change	Change	Change
	(dollars in thousands)
300%	$22,889	9.19%	$40,479	16.33%
200%	$15,321	6.15%	$27,036	10.91%
100%	$8,344	3.35%	$15,160	6.12%
(100%)	$(12,720)	(5.10%)	$(23,520)	(9.49%)

Change in	Economic Value of Equity (EVE)
Interest	Dollar	Percentage
Rate	Change	Change
	(dollars in thousands)
300%	$86,322	9.16%
200%	$67,814	7.19%
100%	$45,818	4.86%
(100%)	$(77,001)	(8.17%)

The estimated sensitivity does not necessarily represent our forecast, and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions, including the timing and magnitude of interest rate changes, prepayments on loans receivable and securities, pricing strategies on loans receivable and deposits, and replacement of asset and liability cash flows.

The key assumptions, based upon loans receivable, securities and deposits, are as follows:

Conditional prepayment rates*:
Loans receivable	19%
Securities	8%
Deposit rate betas*:
NOW, savings, money market demand	47%
Time deposits, retail and wholesale	78%

* Balance-weighted average

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

In response to the uncertainty surrounding the COVID-19 pandemic, the Board reduced the quarterly cash dividends paid on common stock beginning in the second quarter of 2020. Due to the continued stabilization of Company results and financial condition, the Board authorized an increase in the quarterly cash dividend to $0.12 per share for the second quarter of 2021 from $0.10 per share for the first quarter of 2021. As the effects of the pandemic continued to subside and the Company’s results and financial condition improved, the Board again increased the dividend to $0.20 per share for the fourth quarter of 2021, and to $0.22 per share for the first and second quarters of 2022. The Board expects to continue to re-evaluate the level of quarterly dividends in subsequent quarters.

The Company’s ability to pay dividends to shareholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the Department of Financial Protection and Innovation (“DFPI”), in an amount not exceeding the greatest of: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. As of July 1, 2022, after giving effect to the $0.25 per share 2022 third quarter dividend declared by the Company, the Bank has the ability to pay dividends of approximately $73.5 million without the prior approval of the Commissioner of the DFPI.

At June 30, 2022, the Bank’s total risk-based capital ratio of 13.70 percent, Tier 1 risk-based capital ratio of 12.64 percent, common equity Tier 1 capital ratio of 12.64 percent and Tier 1 leverage capital ratio of 11.00 percent, placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent, and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

At June 30, 2022, the Company's total risk-based capital ratio was 14.31 percent, Tier 1 risk-based capital ratio was 11.42 percent, common equity Tier 1 capital ratio was 11.07 percent and Tier 1 leverage capital ratio was 9.94 percent.

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

FASB ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures (Topic 326): The FASB amended the accounting and disclosure requirements for expected credit losses by removing the recognition and measurement guidance on TDRs and enhancing disclosures pertaining to certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Additionally, this standard requires disclosure of current-period gross write-offs by year of origination for financing receivables.

The standard becomes effective for the Company for the interim and annual periods beginning on January 1, 2023. Early adoption is permitted.

The Company is in the process of evaluating the standard and its effect on the Company’s financial condition, results of operations, cash flows, and financial statement disclosures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 24, 2019, the Company announced a stock repurchase program that authorized the repurchase of up to 5 percent of its outstanding shares or approximately 1.5 million shares of common stock. As of June 30, 2022, 659,972 shares remained available for future purchases under that stock repurchase program. The Company acquired 22,216 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through vesting of Company stock awards for the six months ended June 30, 2022.

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2022:

Purchase Date:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
April 1, 2022 - April 30, 2022	$—	—	659,972
May 1, 2022 - May 31, 2022	$—	—	659,972
June 1, 2022 - June 30, 2022	$—	—	659,972
Total	$—	—	659,972

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document

10.1	†First Amendment to the Amended and Restated Employment agreement by and among Hanmi Financial Corporation and Romolo C. Santarosa dated February 26, 2020.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL

*	Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).
†	Constitutes a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	August 9, 2022	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2022	By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)