Form 10-Q
period 2022-09-30
HANMI FINANCIAL CORP
filed 2022-11-09
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 2, 2022, there were 30,486,115 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries Quarterly Report on Form 10-Q

Three Months Ended September 30, 2022

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Cash and due from banks	$275,159	$608,965
Securities available for sale, at fair value (amortized cost of $967,383 and $922,654 as of September 30, 2022 and December 31, 2021, respectively)	830,151	910,790
Loans held for sale, at the lower of cost or fair value	10,044	13,342
Loans receivable, net of allowance for credit losses of $71,584 and $72,557 as of September 30, 2022 and December 31, 2021, respectively	5,729,407	5,078,984
Accrued interest receivable	15,356	11,976
Premises and equipment, net	23,591	24,788
Customers' liability on acceptances	200	—
Servicing assets	7,424	7,080
Goodwill and other intangible assets, net	11,267	11,395
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	66,217	44,060
Bank-owned life insurance	55,641	54,905
Prepaid expenses and other assets	87,669	75,917
Total assets	$7,128,511	$6,858,587

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,771,498	$2,574,517
Interest-bearing	3,429,878	3,211,752
Total deposits	6,201,376	5,786,269
Accrued interest payable	2,180	1,161
Bank's liability on acceptances	200	—
Borrowings	100,000	137,500
Subordinated debentures ($136,800 and $224,100 face amount less unamortized discount and debt issuance costs of $7,539 and $9,094 as of September 30, 2022 and December 31, 2021, respectively)	129,261	215,006
Accrued expenses and other liabilities	86,601	75,234
Total liabilities	6,519,618	6,215,170
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,705,973 shares (30,484,004 shares outstanding) and 33,603,839 shares (30,407,261 shares outstanding) as of September 30, 2022 and December 31, 2021, respectively	33	33
Additional paid-in capital	582,695	580,796
Accumulated other comprehensive income (loss), net of tax benefit of $41,170 and $3,421 as of September 30, 2022 and December 31, 2021, respectively	(96,062)	(8,443)
Retained earnings	248,684	196,784
Less treasury stock; 3,221,969 shares and 3,196,578 shares as of September 30, 2022 and December 31, 2021, respectively	(126,457)	(125,753)
Total stockholders’ equity	608,893	643,417
Total liabilities and stockholders’ equity	$7,128,511	$6,858,587

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest and dividend income:
Interest and fees on loans receivable	$66,976	$52,961	$180,755	$156,361
Interest on securities	3,271	1,865	8,718	4,409
Dividends on FHLB stock	245	245	735	693
Interest on deposits in other banks	958	329	1,366	601
Total interest and dividend income	71,450	55,400	191,574	162,064
Interest expense:
Interest on deposits	6,567	2,466	11,038	9,419
Interest on borrowings	349	409	1,056	1,332
Interest on subordinated debentures	1,448	2,545	6,394	5,759
Total interest expense	8,364	5,420	18,488	16,510
Net interest income before credit loss expense	63,086	49,980	173,086	145,554
Credit loss expense (recovery)	563	(7,234)	783	(8,452)
Net interest income after credit loss expense (recovery)	62,523	57,214	172,303	154,006
Noninterest income:
Service charges on deposit accounts	2,996	3,437	8,745	8,036
Trade finance and other service charges and fees	1,132	1,188	3,690	3,468
Gain on sale of Small Business Administration ("SBA") loans	2,250	5,842	7,545	13,475
Net gain on sales of securities	—	—	—	99
Other operating income	2,536	2,042	6,763	6,123
Total noninterest income	8,914	12,509	26,743	31,201
Noninterest expense:
Salaries and employee benefits	19,365	18,795	55,861	53,917
Occupancy and equipment	4,736	5,037	13,979	14,235
Data processing	3,352	2,934	9,702	8,775
Professional fees	1,249	1,263	3,909	4,123
Supplies and communications	710	741	1,956	2,231
Advertising and promotion	1,186	953	2,664	1,685
Other operating expenses	2,677	2,779	8,370	7,852
Total noninterest expense	33,275	32,502	96,441	92,818
Income before tax	38,162	37,221	102,605	92,389
Income tax expense	10,993	10,656	29,690	27,042
Net income	$27,169	$26,565	$72,915	$65,346
Basic earnings per share	$0.89	$0.87	$2.39	$2.13
Diluted earnings per share	$0.89	$0.86	$2.39	$2.13
Weighted-average shares outstanding:
Basic	30,314,439	30,474,391	30,289,068	30,222,978
Diluted	30,396,762	30,552,196	30,369,538	30,298,553

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$27,169	$26,565	$72,915	$65,346
Other comprehensive income (loss), net of tax:
Unrealized gain on securities:
Unrealized holding (loss) gain arising during period	(42,135)	(3,568)	(125,368)	(11,877)
Less: reclassification adjustment for net gain included in net income	—	—	—	(99)
Income tax benefit (expense) related to items of other comprehensive income	12,641	1,070	37,749	3,543
Other comprehensive income (loss), net of tax	(29,494)	(2,498)	(87,619)	(8,433)
Comprehensive income (loss)	$(2,325)	$24,067	$(14,704)	$56,913

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended September 30, 2022 and 2021

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at July 1, 2021	33,617,311	(2,919,659)	30,697,652	$33	$579,595	$(2,859)	$146,651	$(120,443)	$602,977
Restricted stock awards, net of forfeitures	(185)	—	(185)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	664	—	—	—	664
Restricted stock surrendered due to employee tax liability	—	(5,946)	(5,946)	—	—	—	—	(80)	(80)
Repurchase of common stock	—	(249,920)	(249,920)	—	—	—	—	(4,891)	(4,891)
Cash dividends paid (common stock, $0.12/share)	—	—	—	—	—	—	(3,682)	—	(3,682)
Net income	—	—	—	—	—	—	26,565	—	26,565
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(2,498)	—	—	(2,498)
Balance at September 30, 2021	33,617,126	(3,175,525)	30,441,601	$33	$580,259	$(5,357)	$169,534	$(125,414)	$619,055

Balance at July 1, 2022	33,701,784	(3,218,794)	30,482,990	$33	$582,018	$(66,568)	$229,135	$(126,322)	$618,296
Stock options exercised	—	1,050	1,050	—	13	—	—	—	13
Restricted stock awards, net of forfeitures	4,189	—	4,189	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	664	—	—	—	664
Restricted stock surrendered due to employee tax liability	—	(4,225)	(4,225)	—	—	—	—	(135)	(135)
Cash dividends paid (common stock, $0.25/share)	—	—	—	—	—	—	(7,620)	—	(7,620)
Net income	—	—	—	—	—	—	27,169	—	27,169
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(29,494)	—	—	(29,494)
Balance at September 30, 2022	33,705,973	(3,221,969)	30,484,004	$33	$582,695	$(96,062)	$248,684	$(126,457)	$608,893

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2022 and 2021

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at January 1, 2021	33,560,801	(2,842,966)	30,717,835	$33	$578,360	$3,076	$114,621	$(119,046)	$577,044
Restricted stock awards, net of forfeitures	56,325	—	56,325	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,899	—	—	—	1,899
Restricted stock surrendered due to employee tax liability	—	(27,639)	(27,639)	—	—	—	—	(531)	(531)
Repurchase of common stock	—	(304,920)	(304,920)	—	—	—	—	(5,837)	(5,837)
Cash dividends paid (common stock, $0.34/share)	—	—	—	—	—	—	(10,433)	—	(10,433)
Net income	—	—	—	—	—	—	65,346	—	65,346
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(8,433)	—	—	(8,433)
Balance at September 30, 2021	33,617,126	(3,175,525)	30,441,601	$33	$580,259	$(5,357)	$169,534	$(125,414)	$619,055

Balance at January 1, 2022	33,603,839	(3,196,578)	30,407,261	$33	$580,796	$(8,443)	$196,784	$(125,753)	$643,417
Stock options exercised	—	1,050	1,050	—	13	—	—	—	13
Restricted stock awards, net of forfeitures	102,134	—	102,134	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,886	—	—	—	1,886
Restricted stock surrendered due to employee tax liability	—	(26,441)	(26,441)	—	—	—	—	(704)	(704)
Cash dividends paid (common stock, $0.69/share)	—	—	—	—	—	—	(21,015)	—	(21,015)
Net income	—	—	—	—	—	—	72,915	—	72,915
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(87,619)	—	—	(87,619)
Balance at September 30, 2022	33,705,973	(3,221,969)	30,484,004	$33	$582,695	$(96,062)	$248,684	$(126,457)	$608,893

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$72,915	$65,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,463	12,186
Share-based compensation expense	1,886	1,899
Credit loss expense (recovery)	783	(8,452)
Gain on sales of securities	—	(99)
Gain on sales of SBA loans	(7,545)	(13,475)
Origination of SBA loans held for sale	(111,915)	(233,642)
Proceeds from sales of SBA loans	122,744	233,711
Change in bank-owned life insurance	(736)	(759)
Change in prepaid expenses and other assets	(21,443)	5,531
Change in income tax assets	15,592	3,407
Change in accrued expenses and other liabilities	15,646	(188)
Net cash provided by (used in) operating activities	100,390	65,465
Cash flows from investing activities:
Purchases of securities available for sale	(132,966)	(402,259)
Proceeds from matured, called and repayment of securities	84,669	223,129
Proceeds from sales of securities available for sale	—	8,035
Purchases of loans receivable	(11,130)	(1,500)
Purchases of premises and equipment	(1,750)	(2,450)
Proceeds from disposition of premises and equipment	—	45
Proceeds from sales of other real estate owned ("OREO")	—	1,479
Change in loans receivable, excluding purchases	(641,619)	20,415
Net cash provided by (used in) investing activities	(702,796)	(153,106)
Cash flows from financing activities:
Change in deposits	415,107	454,528
Proceeds from borrowings	399,819	45,750
Repayment of borrowings	(437,320)	(58,250)
Proceeds from redeemed subordinated debentures	12,700	—
Issuance of subordinated debentures	—	107,956
Redemption of subordinated debentures	(100,000)	(13,043)
Proceeds from exercise of stock options	13	—
Cash paid for surrender of vested shares due to employee tax liability	(704)	(531)
Repurchase of common stock	—	(5,837)
Cash dividends paid	(21,015)	(10,433)
Net cash provided by (used in) financing activities	268,600	520,140
Net increase (decrease) in cash and due from banks	(333,806)	432,498
Cash and due from banks at beginning of year	608,965	391,849
Cash and due from banks at end of period	$275,159	$824,347
Supplemental disclosures of cash flow information:
Interest paid	$17,469	$19,839
Income taxes paid	$12,725	$22,265
Non-cash activities:
Transfer of loans receivable to other real estate owned	$117	$—
Income tax benefit related to items of other comprehensive income	$37,749	$3,543
Change in right-of-use asset obtained in exchange for lease liability	$108	$2,905

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

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim periods ended September 30, 2022, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”).

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

The extent to which the COVID-19 pandemic may impact business activity or financial results will depend on future developments, including new variants that may emerge and the actions required to contain the coronavirus or treat its impact, among others, which are highly uncertain and cannot be predicted. This uncertainty may impact the accuracy of our significant estimates, which includes the allowance for credit losses, the allowance for credit losses related to off-balance sheet items, and the valuation of intangible assets, including deferred tax assets, goodwill, and servicing assets.

Descriptions of our significant accounting policies are included in Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
September 30, 2022
U.S. Treasury securities	$34,876	$—	$(1,716)	$33,160
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	615,335	—	(92,965)	522,370
Collateralized mortgage obligations	98,872	—	(12,466)	86,406
Debt securities	139,904	—	(12,270)	127,634
Total U.S. government agency and sponsored agency obligations	854,111	—	(117,701)	736,410
Municipal bonds-tax exempt	78,396	—	(17,815)	60,581
Total securities available for sale	$967,383	$—	$(137,232)	$830,151

December 31, 2021
U.S. Treasury securities	$15,457	$1	$(61)	$15,397
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	615,393	18	(7,906)	607,505
Collateralized mortgage obligations	95,153	41	(1,590)	93,604
Debt securities	117,499	—	(1,603)	115,896
Total U.S. government agency and sponsored agency obligations	828,045	59	(11,099)	817,005
Municipal bonds-tax exempt	79,152	117	(881)	78,388
Total securities available for sale	$922,654	$177	$(12,041)	$910,790

The amortized cost and estimated fair value of securities as of September 30, 2022 and December 31, 2021, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	September 30, 2022		December 31, 2021
	Available for Sale		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Within one year	$14,984	$14,649	$1,103	$1,108
Over one year through five years	169,164	155,085	126,483	125,069
Over five years through ten years	36,905	32,703	51,338	50,770
Over ten years	746,330	627,714	743,730	733,843
Total	$967,383	$830,151	$922,654	$910,790

The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(in thousands, except number of securities)
September 30, 2022
U.S. Treasury securities	$(1,145)	$28,773	12	$(571)	$4,387	1	$(1,716)	$33,160	13
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	(14,222)	104,500	33	(78,743)	417,870	105	(92,965)	522,370	138
Collateralized mortgage obligations	(1,526)	25,479	10	(10,940)	60,927	18	(12,466)	86,406	28
Debt securities	(2,390)	38,488	9	(9,880)	89,146	18	(12,270)	127,634	27
Total U.S. government agency and sponsored agency obligations	(18,138)	168,467	52	(99,563)	567,943	141	(117,701)	736,410	193
Municipal bonds-tax exempt	(2,735)	10,906	3	(15,080)	49,675	16	(17,815)	60,581	19
Total	$(22,018)	$208,146	67	$(115,214)	$622,005	158	$(137,232)	$830,151	225

December 31, 2021
U.S. Treasury securities	$(61)	$8,391	2	$—	$—	—	$(61)	$8,391	2
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	(6,252)	535,610	102	(1,654)	59,457	11	(7,906)	595,067	113
Collateralized mortgage obligations	(1,256)	76,894	16	(334)	12,548	3	(1,590)	89,442	19
Debt securities	(1,503)	110,996	21	(100)	4,900	1	(1,603)	115,896	22
Total U.S. government agency and sponsored agency obligations	(9,011)	723,500	139	(2,088)	76,905	15	(11,099)	800,405	154
Municipal bonds-tax exempt	(881)	68,548	17	—	—	—	(881)	68,548	17
Total	$(9,953)	$800,439	158	$(2,088)	$76,905	15	$(12,041)	$877,344	173

The Company evaluates its available-for-sale securities portfolio for impairment on a quarterly basis. This assessment takes into account the changes in the credit quality of these debt securities since acquisition and the likelihood of a credit loss occurring over the life of the securities. In the event that a credit loss is expected to occur in the future, an allowance is established and a corresponding credit loss is recognized. Based on this analysis, as of September 30, 2022, the Company determined that no credit losses are expected to be realized on the tax-exempt municipal bond portfolio. The remainder of the portfolio consists of U.S. Treasury obligations, U.S. government agency securities, and U.S. government sponsored agency securities, all of which have the backing of the U.S. government, and are therefore not expected to incur credit losses.

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

There were no sales of securities during the three months ended September 30, 2022 or 2021.

During the nine months ended September 30, 2022, there were no sale of securities. During the nine months ended September 30, 2021, there were $0.1 million in net gains in earnings resulting from the sale of $8.0 million of securities previously recorded with $0.1 million unrealized gains in accumulated other comprehensive income.

Securities available for sale with market values of $24.5 million and $34.7 million as of September 30, 2022 and December 31, 2021, respectively, were pledged to secure borrowings from the Federal Reserve Bank (“FRB”) Discount Window.

At September 30, 2022, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies in an amount greater than 10 percent of shareholders’ equity.
Note 3 — Loans

Loans Receivable

Loans consisted of the following as of the dates indicated:

	September 30, 2022	December 31, 2021
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,044,287	$970,134
Hospitality	662,438	717,692
Other (1)	2,044,878	1,919,033
Total commercial property loans	3,751,603	3,606,859
Construction	102,342	95,006
Residential (2)	649,589	400,546
Total real estate loans	4,503,534	4,102,411
Commercial and industrial loans (3)	732,033	561,831
Equipment financing agreements	565,424	487,299
Loans receivable	5,800,991	5,151,541
Allowance for credit losses	(71,584)	(72,557)
Loans receivable, net	$5,729,407	$5,078,984

(1)
Includes mixed-use, multifamily, office, industrial, gas stations, faith-based facilities, medical and warehouse; all other property types represent less than one percent of total loans receivable.
(2)
Includes $2.4 million and $3.9 million of home equity loans and lines, and $5.6 million and $6.0 of personal loans at September 30, 2022 and December 31, 2021, respectively.
(3)
At September 30, 2022 and December 31, 2021, Paycheck Protection Program ("PPP") loans were $1.0 million and $3.0 million, respectively.

Accrued interest on loans was $13.2 million and $10.1 million at September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022 and December 31, 2021, loans of $2.36 billion and $2.30 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following is the activity for loans held for sale for the three months ended September 30, 2022 and 2021:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
September 30, 2022
Balance at beginning of period	$10,976	$7,552	$18,528
Originations and transfers	23,013	12,198	35,211
Sales	(27,493)	(16,192)	(43,685)
Principal paydowns and amortization	(6)	(4)	(10)
Balance at end of period	$6,490	$3,554	$10,044

September 30, 2021
Balance at beginning of period	$13,092	$22,938	$36,030
Originations and transfers	28,537	15,228	43,765
Sales	(27,513)	(34,956)	(62,469)
Principal paydowns and amortization	(4)	559	555
Balance at end of period	$14,112	$3,769	$17,881

Loans held for sale was comprised of $10.0 million and $13.3 million of the guaranteed portion of SBA 7(a) loans at September 30, 2022 and December 31, 2021, respectively. All second draw PPP loans were sold by the third quarter of 2021. For the three and nine months ended September 30, 2021, the Company recognized $0.3 million and $3.0 million, respectively, of gains on the sale of $14.6 million and $132.7 million, respectively, of second draw PPP loans.

The following is the activity for loans held for sale for the nine months ended September 30, 2022 and 2021:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
September 30, 2022
Balance at beginning of period	$6,954	$6,388	$13,342
Originations and transfers	72,708	39,207	111,915
Sales	(73,166)	(42,033)	(115,199)
Principal payoffs and amortization	(6)	(8)	(14)
Balance at end of period	$6,490	$3,554	$10,044

September 30, 2021
Balance at beginning of period	$8,042	$526	$8,568
Originations and transfers	71,005	162,637	233,642
Sales	(64,930)	(160,293)	(225,223)
Principal payoffs and amortization	(5)	899	894
Balance at end of period	$14,112	$3,769	$17,881

Allowance for Credit Losses

The following table details the information on the allowance for credit losses by portfolio segment as of and for the three months ended September 30, 2022 and 2021:

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
September 30, 2022
Balance at beginning of period	$46,112	$14,275	$12,680	$73,067
Less loans charged off	1,356	8	716	2,080
Recoveries on loans receivable previously charged off	(373)	(228)	(369)	(970)
Provision (recovery) for credit losses	395	381	(1,149)	(373)
Ending balance	$45,524	$14,876	$11,184	$71,584

September 30, 2021
Balance at beginning of period	$63,029	$8,059	$12,284	$83,372
Less loans charged off	—	186	791	977
Recoveries on loans receivable previously charged off	(1,162)	(330)	(350)	(1,842)
Provision (recovery) for credit losses	(8,128)	507	(3)	(7,624)
Ending balance	$56,063	$8,710	$11,840	$76,613

The following table details the information on the allowance for credit losses by portfolio segment as of and for the nine months ended September 30, 2022 and 2021:

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
September 30, 2022
Balance at beginning of period	$48,890	$12,418	$11,249	72,557
Less loans charged off	1,886	87	1,548	3,521
Recoveries on loans receivable previously charged off	(632)	(679)	(1,117)	(2,428)
Provision (recovery) for credit losses	(2,112)	1,866	366	120
Ending balance	$45,524	$14,876	$11,184	$71,584

September 30, 2021
Balance at beginning of period	$51,876	$21,410	$17,140	$90,426
Less loans charged off	1,491	550	3,893	5,934
Recoveries on loans receivable previously charged off	(1,597)	(602)	(694)	(2,893)
Provision (recovery) for credit losses	4,081	(12,752)	(2,101)	(10,772)
Ending balance	$56,063	$8,710	$11,840	$76,613

The table below illustrates the allowance for credit losses by loan portfolio segment and each loan portfolio segment as a percentage of total loans.

	September 30, 2022				December 31, 2021
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$7,758	10.8%	$1,044,287	18.0%	$6,579	9.1%	$970,134	18.8%
Hospitality	15,417	21.5%	662,438	11.4%	22,670	31.2%	717,692	13.9%
Other	15,450	21.7%	2,044,878	35.3%	15,065	20.8%	1,919,033	37.3%
Total commercial property loans	38,625	54.0%	3,751,603	64.7%	44,314	61.1%	3,606,859	70.0%
Construction	4,034	5.6%	102,342	1.8%	4,078	5.6%	95,006	1.8%
Residential	2,865	4.0%	649,589	11.2%	498	0.7%	400,546	7.8%
Total real estate loans	45,524	63.6%	4,503,534	77.7%	48,890	67.4%	4,102,411	79.6%
Commercial and industrial loans	14,876	20.8%	732,033	12.6%	12,418	17.1%	561,831	10.9%
Equipment financing agreements	11,184	15.6%	565,424	9.7%	11,249	15.5%	487,299	9.5%
Total	$71,584	100.0%	$5,800,991	100.0%	$72,557	100.0%	$5,151,541	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2022 and December 31, 2021, for which repayment is expected to be obtained through the sale of the underlying collateral.

	September 30, 2022	December 31, 2021
	Amortized Cost	Amortized Cost
	(in thousands)
Real estate loans:
Commercial property
Retail	$3,531	$1,917
Hospitality	—	—
Other (1)	608	499
Total commercial property loans	4,139	2,416
Residential	912	982
Total real estate loans	5,051	3,398
Total	$5,051	$3,398

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
	(in thousands)
September 30, 2022
Real estate loans:
Commercial property
Risk Rating				`
Pass / Pass-Watch	$1,035,752	$924,041	$629,274	$422,378	$320,721	$252,048	$57,112	$3,641,326
Special Mention	—	13,504	18,154	7,159	21,469	9,570	1,701	71,557
Classified	851	—	—	5,816	13,983	18,070	—	38,720
Total commercial property	1,036,603	937,545	647,428	435,353	356,173	279,688	58,813	3,751,603

Construction
Risk Rating
Pass / Pass-Watch	39,090	63,252	—	—	—	—	—	102,342
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total construction	39,090	63,252	—	—	—	—	—	102,342

Residential
Risk Rating
Pass / Pass-Watch	310,794	176,295	13,146	236	737	140,285	6,476	647,969
Special Mention	—	—	343	—	—	—	350	693
Classified	15	—	—	—	—	912	—	927
Total residential	310,809	176,295	13,489	236	737	141,197	6,826	649,589

Total real estate loans
Risk Rating
Pass / Pass-Watch	1,385,636	1,163,588	642,420	422,614	321,458	392,333	63,588	4,391,637
Special Mention	—	13,504	18,497	7,159	21,469	9,570	2,051	72,250
Classified	866	—	—	5,816	13,983	18,982	—	39,647
Total real estate loans	1,386,502	1,177,092	660,917	435,589	356,910	420,885	65,639	4,503,534

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	283,314	110,850	45,219	29,583	11,656	13,864	184,223	678,709
Special Mention	—	9,609	—	13,514	—	107	27,472	50,702
Classified	—	35	171	1,183	97	495	641	2,622
Total commercial and industrial loans	283,314	120,494	45,390	44,280	11,753	14,466	212,336	732,033

Equipment financing agreements:
Risk Rating
Pass / Pass-Watch	233,883	183,731	53,553	62,107	23,802	2,878	—	559,954
Special Mention	—	—	—	—	—	—	—	—
Classified	108	1,568	265	2,582	814	133	—	5,470
Total equipment financing agreements	233,991	185,299	53,818	64,689	24,616	3,011	—	565,424

Total loans receivable:
Risk Rating
Pass / Pass-Watch	1,902,833	1,458,169	741,192	514,304	356,916	409,075	247,811	5,630,300
Special Mention	—	23,113	18,497	20,673	21,469	9,677	29,523	122,952
Classified	974	1,603	436	9,581	14,894	19,610	641	47,739
Total loans receivable	$1,903,807	$1,482,885	$760,125	$544,558	$393,279	$438,362	$277,975	$5,800,991

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
	(in thousands)
September 30, 2022
Real estate loans:
Commercial property
Payment performance
Performing	$1,036,603	$937,545	$647,428	$435,353	$352,642	$278,434	$58,813	$3,746,818
Nonperforming	—	—	—	—	3,531	1,254	—	4,785
Total commercial property	1,036,603	937,545	647,428	435,353	356,173	279,688	58,813	3,751,603

Construction
Payment performance
Performing	39,090	63,252	—	—	—	—	—	102,342
Nonperforming	—	—	—	—	—	—	—	—
Total construction	39,090	63,252	—	—	—	—	—	102,342

Residential
Payment performance
Performing	310,794	176,295	13,489	236	737	140,285	6,826	648,662
Nonperforming	15	—	—	—	—	912	—	927
Total residential	310,809	176,295	13,489	236	737	141,197	6,826	649,589

Total real estate loans
Payment performance
Performing	1,386,487	1,177,092	660,917	435,589	353,379	418,719	65,639	4,497,822
Nonperforming	15	—	—	—	3,531	2,166	—	5,712
Total real estate loans	1,386,502	1,177,092	660,917	435,589	356,910	420,885	65,639	4,503,534

Commercial and industrial loans:
Payment performance
Performing	283,314	120,459	45,219	44,280	11,753	14,263	212,336	731,624
Nonperforming	—	35	171	—	—	203	—	409
Total commercial and industrial loans	283,314	120,494	45,390	44,280	11,753	14,466	212,336	732,033

Equipment financing agreements:
Payment performance
Performing	233,883	183,731	53,553	62,107	23,802	2,878	—	559,954
Nonperforming	108	1,568	265	2,582	814	133	—	5,470
Total equipment financing agreements	233,991	185,299	53,818	64,689	24,616	3,011	—	565,424

Total loans receivable:
Payment performance
Performing	1,903,684	1,481,282	759,689	541,976	388,934	435,860	277,975	5,789,400
Nonperforming	123	1,603	436	2,582	4,345	2,502	—	11,591
Total loans receivable	$1,903,807	$1,482,885	$760,125	$544,558	$393,279	$438,362	$277,975	$5,800,991

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

The following is an aging analysis of loans, including loans on nonaccrual status, disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Accruing 90 Days or More Past Due
	(in thousands)
September 30, 2022
Real estate loans:
Commercial property
Retail	$3,531	$—	$—	$3,531	$1,040,756	$1,044,287	$—
Hospitality	991	—	—	991	661,447	662,438	—
Other	214	—	269	483	2,044,395	2,044,878	—
Total commercial property loans	4,736	—	269	5,005	3,746,598	3,751,603	—
Construction	—	—	—	—	102,342	102,342	—
Residential	404	—	10	414	649,175	649,589	—
Total real estate loans	5,140	—	279	5,419	4,498,115	4,503,534	—
Commercial and industrial loans	82	35	—	117	731,916	732,033	—
Equipment financing agreements	3,666	1,130	1,586	6,382	559,042	565,424	—
Total loans receivable	$8,888	$1,165	$1,865	$11,918	$5,789,073	$5,800,991	$—

December 31, 2021
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$970,134	$970,134	$—
Hospitality	556	—	—	556	717,136	717,692	—
Other	92	691	499	1,282	1,917,751	1,919,033	—
Total commercial property loans	648	691	499	1,838	3,605,021	3,606,859	—
Construction	—	—	—	—	95,006	95,006	—
Residential	570	750	556	1,876	398,670	400,546	—
Total real estate loans	1,218	1,441	1,055	3,714	4,098,697	4,102,411	—
Commercial and industrial loans	56	9	—	65	561,766	561,831	—
Equipment financing agreements	3,764	1,992	1,181	6,937	480,362	487,299	—
Total loans receivable	$5,038	$3,442	$2,236	$10,716	$5,140,825	$5,151,541	$—

Nonaccrual Loans and Nonperforming Assets

The following table represents the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$3,530	$—	$—	$3,530
Other	914	341	—	1,255
Total commercial property loans	4,444	341	—	4,785
Residential	912	15	—	927
Total real estate loans	5,356	356	—	5,712
Commercial and industrial loans	—	409	—	409
Equipment financing agreements	368	5,102	—	5,470
Total	$5,724	$5,867	$—	$11,591

	December 31, 2021
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,918	$—	$—	$1,918
Other	1,745	337	—	2,082
Total commercial property loans	3,663	337	—	4,000
Residential	982	245	—	1,227
Total real estate loans	4,645	582	—	5,227
Commercial and industrial loans	8	980	—	988
Equipment financing agreements	1,172	5,973	—	7,145
Total	$5,825	$7,535	$—	$13,360

The Company did not recognize any interest income on nonaccrual loans for the three and nine months ended September 30, 2022 or 2021.

The following table details nonperforming assets as of the dates indicated:

	September 30, 2022	December 31, 2021
	(in thousands)
Nonaccrual loans	$11,591	$13,360
Loans receivable 90 days or more past due and still accruing	—	—
Total nonperforming loans receivable	11,591	13,360
Other real estate owned ("OREO")	792	675
Total nonperforming assets	$12,383	$14,035

OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

Troubled Debt Restructurings ("TDRs")

As of September 30, 2022 and December 31, 2021, TDRs were $1.6 million and $2.9 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to a borrower for economic or legal reasons related to the borrower’s financial difficulties.

The following table details TDRs as of September 30, 2022 and December 31, 2021:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
September 30, 2022
Real estate loans	$274	$—	$88	$—	$362	$—	$1,144	$—	$—	$1,144
Commercial and industrial loans	—	111	—	—	111	—	—	—	—	—
Total	$274	$111	$88	$—	$473	$—	$1,144	$—	$—	$1,144

December 31, 2021
Real estate loans	$346	$2,046	$372	$—	$2,764	$—	$—	$—	$—	$—
Commercial and industrial loans	—	124	—	—	124	—	—	—	—	—
Total	$346	$2,170	$372	$—	$2,888	$—	$—	$—	$—	$—

The following table presents the number of loans by class modified as TDRs that occurred during the periods indicated, with their pre- and post-modification recorded amounts.

	Three Months Ended			Twelve Months Ended
	September 30, 2022			December 31, 2021
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
(in thousands except for number of loans)
Real estate loans	—	$—	$—	—	$—	$—
Total	—	$—	$—	—	$—	$—

	Nine Months Ended			Twelve Months Ended
	September 30, 2022			December 31, 2021
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
(in thousands except for number of loans)
Real estate loans	1	$92	$88	—	$—	$—
Total	1	$92	$88	—	$—	$—

All TDRs are individually analyzed using one of three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. At September 30, 2022 and December 31, 2021, the allowance resulting from the individual evaluation of TDRs was immaterial.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. No loans defaulted during the three or nine months ended September 30, 2022 following modification. During the year ended December 31, 2021, no loans defaulted within the twelve-month period following modification.

Note 4 — Servicing Assets

The changes in servicing assets for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
	2022	2021
	(in thousands)

Balance at beginning of period	$7,354	$6,199
Addition related to sale of SBA loans	828	1,171
Amortization	(758)	(532)
Balance at end of period	$7,424	$6,838

	Nine Months Ended September 30,
	2022	2021
	(in thousands)

Balance at beginning of period	$7,080	$6,212
Addition related to sale of SBA loans	2,377	2,328
Amortization	(2,033)	(1,702)
Balance at end of period	$7,424	$6,838

At September 30, 2022 and December 31, 2021, we serviced loans sold to unaffiliated parties of $505.2 million and $473.5 million, respectively. These represented loans that were sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.3 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively, and $3.7 million and $3.4 million for the nine months ended September 30, 2022 and 2021, respectively. Servicing fee income, net of the amortization of servicing assets, is included in other operating income in the consolidated statements of income. Amortization expense was $758,000 and $532,000 for the three months ended September 30, 2022 and 2021, respectively, and $2.0 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively.

The fair value of servicing rights was $7.7 million at September 30, 2022. The fair value at September 30, 2022 was determined using discount rates ranging from 15.6 percent to 18.3 percent and prepayment speeds ranging from 11.0 percent to 17.0 percent, depending on the stratification of the specific right. The fair value of servicing rights was $8.1 million at December 31, 2021. The fair value at December 31, 2021 was determined using discount rates ranging from 10.4 percent to 16.7 percent and prepayment speeds ranging from 10.2 percent to 12.8 percent, depending on the stratification of the specific right.

Note 5 — Income Taxes

The Company’s income tax expense was $11.0 million and $10.7 million, representing an effective income tax rate of 28.8 percent and 28.6 percent for the three months ended September 30, 2022 and 2021, respectively. The Company’s income tax expense was $29.7 million and $27.0 million, representing an effective income tax rate of 28.9 percent and 29.3 percent for the nine months ended September 30, 2022 and 2021, respectively.

Management concluded that as of September 30, 2022 and December 31, 2021, a valuation allowance of $1.6 million was appropriate against certain state net operating loss carry forwards and certain tax credits. For all other deferred tax assets, management believes it was more likely than not these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. Net income tax assets were $66.2 million and $44.1 million as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, the Company was subject to examination by various taxing authorities for its federal tax returns for the periods ending on or after December 31, 2018 and state tax returns for the periods ending on or after December 31, 2017. During the quarter ended September 30, 2022, there was no material change to the Company’s uncertain tax positions. The Company does not expect its unrecognized tax positions to change significantly over the next twelve months.

Note 6 — Goodwill and other Intangibles

The third-party originators intangible of $0.5 million and goodwill of $11.0 million were recorded as a result of the acquisition of an equipment financing agreements portfolio in 2016. The core deposit intangible of $2.2 million was recognized for the core deposits acquired in a 2014 acquisition. The Company’s intangible assets were as follows for the periods indicated:

		September 30, 2022			December 31, 2021
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Core deposit intangible	10 years	$2,213	$(1,998)	$215	$2,213	$(1,900)	$313
Third-party originators intangible	7 years	483	(461)	22	483	(432)	51
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$13,727	$(2,460)	$11,267	$13,727	$(2,332)	$11,395

The Company performed an impairment analysis on its goodwill and other intangible assets as of December 31, 2021 and determined there was no impairment. No triggering event has occurred subsequent to December 31, 2021 that would require a reassessment of goodwill and other intangible assets.

Note 7 — Deposits

Time deposits exceeding the FDIC insurance limit of $250,000 as of September 30, 2022 and December 31, 2021 were $258.1 million and $173.5 million, respectively.

The scheduled maturities of time deposits are as follows for the periods indicated:

At September 30, 2022	Time Deposits of $250,000 or More	Other Time Deposits	Total
	(in thousands)
2022	$73,828	$105,193	$179,021
2023	246,457	750,316	996,773
2024	—	65,396	65,396
2025	265	2,942	3,207
2026 and thereafter	263	3,017	3,280
Total	$320,813	$926,864	$1,247,677

At December 31, 2021
2022	$206,478	$672,821	$879,299
2023	1,522	40,564	42,086
2024	—	60,854	60,854
2025	265	1,919	2,184
2026 and thereafter	262	2,503	2,765
Total	$208,527	$778,661	$987,188

Accrued interest payable on deposits was $2.2 million and $1.2 million at September 30, 2022 and December 31, 2021, respectively. Total deposits reclassified to loans due to overdrafts at September 30, 2022 and December 31, 2021 were $700,000 and $277,000, respectively.

Note 8 — Borrowings and Subordinated Debentures

At September 30, 2022, the Bank had no overnight advances and $100.0 million of term advances outstanding with the FHLB with a weighted average interest rate of 0.87 percent. At December 31, 2021, the Bank had no overnight advances and $137.5 million of term advances with the FHLB with a weighted average rate of 1.05 percent. Interest expense on borrowings for the three months ended September 30, 2022 and 2021 was $349,000 and $409,000, respectively. Interest expense on borrowings for the nine months ended September 30, 2022 and 2021 was $1.1 million and $1.3 million, respectively.

	September 30, 2022		December 31, 2021
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Overnight advances	$—	0.00%	$—	0.00%
Advances due within 12 months	50,000	0.97%	50,000	1.62%
Advances due over 12 months through 24 months	37,500	0.40%	50,000	0.97%
Advances due over 24 months through 36 months	12,500	1.90%	37,500	0.40%
Outstanding advances	$100,000	0.87%	$137,500	1.05%

The following is financial data pertaining to FHLB advances:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Weighted-average interest rate at end of period	0.87%	1.05%
Weighted-average interest rate during the period	1.07%	1.17%
Average balance of FHLB advances	$131,337	$145,277
Maximum amount outstanding at any month-end	$215,000	$162,500

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $2.36 billion and $2.30 billion of loans pledged as collateral with the FHLB as of September 30, 2022 and December 31, 2021, respectively. The FHLB statutory lending limit was $1.86 billion and $1.80 billion at September 30, 2022 and December 31, 2021, respectively. The remaining available borrowing capacity was $1.39 billion and $1.61 billion at September 30, 2022 and December 31, 2021, respectively.

The Bank also had securities with market values of $24.5 million and $34.7 million at September 30, 2022 and December 31, 2021, respectively, pledged with the FRB, which provided $23.0 million and $32.8 million in available borrowing capacity through the Fed Discount Window as of September 30, 2022 and December 31, 2021, respectively.

On August 20, 2021, the Company issued $110.0 million of Fixed-to-Floating Subordinated Notes (“2021 Notes”) with a maturity date of September 1, 2031. The 2021 Notes have an initial fixed interest rate of 3.75 percent per annum, payable semiannually in arrears on March 1 and September 1 of each year, up to but excluding September 1, 2026. From and including September 1, 2026 and thereafter, the 2021 Notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be the Three-Month Term SOFR) plus 310 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. If the then current three-month term SOFR rate is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance cost was $2.1 million, which is being amortized through the 2021 Notes’ maturity date. At September 30, 2022 and December 31, 2021, the balance of the 2021 Notes included in the Company’s Consolidated Balance Sheet, net of issuance cost, was $108.1 million and $108.0 million, respectively.

The Company issued $100.0 million of Fixed-to-Floating Subordinated Notes (“2027 Notes”) on March 21, 2017, with a maturity on March 30, 2027. The 2027 Notes had an initial fixed interest rate of 5.45 percent per annum. From and including March 30, 2022 and thereafter, the 2027 Notes bore interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.315 percent payable quarterly.

On March 30, 2022, the Company redeemed its 2027 Notes. A portion of the redemption was funded with the proceeds from the Company’s 2021 subordinated debt offering. The redemption price for each of the 2027 Notes equaled 100 percent of the outstanding principal amount redeemed, plus any accrued and unpaid interest thereon. All interest accrued on the 2027 Notes ceased to accrue on and after March 30, 2022. Upon the redemption, the Company recognized a pre-tax charge of $1.1 million for the remaining unamortized debt issuance costs associated with the 2027 Notes.

At September 30, 2022 and December 31, 2021, the balance of the 2027 Notes included in the Company’s Consolidated Balance Sheet, net of debt issuance cost, was $0 and $86.2 million, respectively.

The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005 which issued $26.0 million of Trust Preferred Securities (“TPS”) at a 6.26 percent fixed rate for the first five years and a variable rate of three-month LIBOR plus 140 basis points thereafter. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At September 30, 2022 and December 31, 2021, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $5.7 million and $6.0 million, was $21.1 million and $20.8 million, respectively. The amortization of discount was $104,000 and $102,000 for the three months ended September 30, 2022 and 2021, respectively, and $308,000 and $300,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(dollars in thousands, except per share amounts)
Basic EPS
Net income	$27,169	$26,565	$72,915	$65,346
Less: income allocated to unvested restricted stock	163	138	408	948
Income allocated to common shares	$27,006	$26,427	$72,507	$64,398
Weighted-average shares for basic EPS	30,314,439	30,474,391	30,289,068	30,222,978
Basic EPS (1)	$0.89	$0.87	$2.39	$2.13

Effect of dilutive stock options and unvested performance stock units	82,323	77,805	80,470	75,575

Diluted EPS
Income allocated to common shares	$27,006	$26,427	$72,507	$64,398
Weighted-average shares for diluted EPS	30,396,762	30,552,196	30,369,538	30,298,553
Diluted EPS (1)	$0.89	$0.86	$2.39	$2.13

(1)
Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

There were no anti-dilutive stock options outstanding for the three months ended September 30, 2022 or 2021.

During the nine months ended September 30, 2022, the Company issued 38,036 performance stock units to executive officers from the 2021 Equity Compensation plan fair valued at $955,000 on the grant date of March 23, 2022. During the nine months ended September 30, 2021, the Company issued 42,626 performance stock units to executive officers from the 2013 Equity Compensation Plan fair valued at $784,000 on the grant date of March 24, 2021. These units have a three-year cliff vesting period and include dividend equivalent rights. Total performance stock units outstanding as of September 30, 2022 were 104,599 with an aggregate grant fair value of $2.0 million. As of September 30, 2022 and 2021, there were 104,599 and 66,563 performance stock units outstanding, respectively. In accordance with the treasury method, unvested performance stock units were included in the weighted average number of common shares for the diluted EPS calculation in the table above.

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

At September 30, 2022, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5 percent must be met to avoid limitations on the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 5.76 percent and 6.70 percent and the Company's capital conservation buffer was 5.55 percent and 5.93 percent as of September 30, 2022 and December 31, 2021, respectively.

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

The capital ratios of Hanmi Financial and the Bank as of September 30, 2022 and December 31, 2021 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2022
Total capital (to risk-weighted assets):
Hanmi Financial	$879,761	14.38%	$489,404	8.00%	N/A	N/A
Hanmi Bank	$840,236	13.76%	$488,565	8.00%	$610,706	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$706,670	11.55%	$367,053	6.00%	N/A	N/A
Hanmi Bank	$777,145	12.73%	$366,424	6.00%	$488,565	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$685,531	11.21%	$275,290	4.50%	N/A	N/A
Hanmi Bank	$777,145	12.73%	$274,818	4.50%	$396,959	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$706,670	9.99%	$283,039	4.00%	N/A	N/A
Hanmi Bank	$777,145	11.02%	$282,187	4.00%	$352,734	5.00%

December 31, 2021
Total capital (to risk-weighted assets):
Hanmi Financial	$912,527	16.57%	$440,639	8.00%	N/A	N/A
Hanmi Bank	$809,279	14.70%	$440,493	8.00%	$550,616	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$657,250	11.93%	$330,479	6.00%	N/A	N/A
Hanmi Bank	$748,177	13.59%	$330,369	6.00%	$440,493	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$636,419	11.55%	$247,859	4.50%	N/A	N/A
Hanmi Bank	$748,177	13.59%	$247,777	4.50%	$357,900	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$657,250	9.63%	$273,133	4.00%	N/A	N/A
Hanmi Bank	$748,177	10.96%	$273,101	4.00%	$341,376	5.00%

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

Loans held for sale - Loans held for sale includes the guaranteed portion of SBA 7(a) loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of the loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At September 30, 2022 and December 31, 2021, the entire balance of loans held for sale was recorded at its cost. We record loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2022 and December 31, 2021, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Total Fair Value
	(in thousands)
September 30, 2022
Assets:
Securities available for sale:
U.S. Treasury securities	$33,160	$—	$—	$33,160
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	522,370	—	522,370
Collateralized mortgage obligations	—	86,406	—	86,406
Debt securities	—	127,634	—	127,634
Total U.S. government agency and sponsored agency obligations	—	736,410	—	736,410
Municipal bonds-tax exempt	—	60,581	—	60,581
Total securities available for sale	$33,160	$796,991	$—	$830,151
Derivative financial instruments	$—	$7,891	$—	$7,891

Liabilities:
Derivative financial instruments	$—	$7,724	$—	$7,724

December 31, 2021
Assets:
Securities available for sale:
U.S. Treasury securities	$15,397	$—	$—	$15,397
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	—	607,505	—	607,505
Collateralized mortgage obligations	—	93,604	—	93,604
Debt securities	—	115,896	—	115,896
Total U.S. government agency and sponsored agency obligations	—	817,005	—	817,005
Municipal bonds-tax exempt	—	78,388	—	78,388
Total securities available for sale	$15,397	$895,393	$—	$910,790
Derivative financial instruments	$—	$1,379	$—	$1,379

Liabilities:
Derivative financial instruments	$—	$1,360	$—	$1,360

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of September 30, 2022 and December 31, 2021, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
			Significant
			Observable
		Quoted Prices in	Inputs With No
		Active Markets	Active Market	Significant
		for Identical	With Identical	Unobservable
	Total	Assets	Characteristics	Inputs
	(in thousands)
September 30, 2022
Assets:
Collateral dependent loans (1)	$5,051	$—	$—	$5,051
Other real estate owned	792	—	—	792
Repossessed personal property	224	—	—	224

December 31, 2021
Assets:
Collateral dependent loans (2)	$3,398	$—	$—	$3,398
Other real estate owned	675	—	—	675
Repossessed personal property	8	—	—	8

(1)
Consisted of real estate loans of $5.1 million.
(2)
Consisted of real estate loans of $3.4 million.

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at September 30, 2022 and December 31, 2021:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
September 30, 2022
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$3,531	Market approach	Market data comparison	5% to 25% / 16%	(1)
Other	608	Market approach	Market data comparison	(35)% to 20% / (11)%	(1)
Residential	912	Market approach	Market data comparison	(19)% to 10% / 2%	(1)
Total real estate loans	5,051
Total	$5,051

Other real estate owned	$792	Market approach	Market data comparison	(20)% to 20% / (3)%

Repossessed personal property	224	Market approach	Market data comparison		(2)

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

Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we had concluded that the carrying amounts approximate fair value, the fair value estimates shown below were based on an exit price notion as of September 30, 2022, as required by ASU 2016-01. The financial instruments for which we had concluded that the carrying amounts approximate fair value include, cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits. The fair values of off-balance sheet items were based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.

The estimated fair values of financial instruments were as follows:

	September 30, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$275,159	$275,159	$—	$—
Securities available for sale	830,151	33,160	796,991	—
Loans held for sale	10,044	—	10,562	—
Loans receivable, net of allowance for credit losses	5,729,407	—	—	5,640,118
Accrued interest receivable	15,356	15,356	—	—
Financial liabilities:
Noninterest-bearing deposits	2,771,498	—	2,771,498	—
Interest-bearing deposits	3,429,878	—	—	3,433,676
Borrowings and subordinated debentures	229,261	—	95,861	122,747
Accrued interest payable	2,180	2,180	—	—

	December 31, 2021
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$608,965	$608,965	$—	$—
Securities available for sale	910,790	15,397	895,393	—
Loans held for sale	13,342	—	14,723	—
Loans receivable, net of allowance for credit losses	5,078,984	—	—	5,072,282
Accrued interest receivable	11,976	11,976	—	—
Financial liabilities:
Noninterest-bearing deposits	2,574,517	—	2,574,517	—
Interest-bearing deposits	3,211,752	—	—	3,211,708
Borrowings and subordinated debentures	352,506	—	137,198	213,179
Accrued interest payable	1,161	1,161	—	—

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

The following table shows the distribution of total loan commitments as of the dates indicated:

	September 30,	December 31,
	2022	2021
	(in thousands)
Unused commitments to extend credit	$746,354	$626,474
Standby letters of credit	63,597	49,287
Commercial letters of credit	19,511	39,261
Total commitments	$829,462	$715,022

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Balance at beginning of period	$2,313	$3,643	$2,586	$2,792
Provision expense (recovery) for credit losses	936	1,208	663	2,059
Balance at end of period	$3,249	$4,851	$3,249	$4,851

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

As of September 30, 2022, the outstanding balances for our right-of-use asset and lease liability were $42.0 million and $45.8 million, respectively. The outstanding balances of the right-of-use asset and lease liability were $46.3 million and $49.7 million, respectively, as of December 31, 2021.

In determining the discount rates, since most of our leases do not provide an implicit rate, we used our incremental borrowing rate provided by the FHLB of San Francisco based on the information available at the commencement date to calculate the present value of lease payments.

At September 30, 2022, future minimum rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2022	$8,076
2023	7,465
2024	7,061
2025	5,881
2026	5,181
Thereafter	16,305
Remaining lease commitments	49,969
Interest	(4,194)
Present value of lease liability	$45,775

Weighted average remaining lease terms for the Company's operating leases were 7.25 years and 7.85 years as of September 30, 2022 and December 31, 2021, respectively. Weighted average discount rates used for the Company's operating leases were 2.38 percent as of September 30, 2022 and December 31, 2021. Net lease expense recognized for each of the three months and nine months ended September 30, 2022 and 2021 was $2.1 million and $6.2 million, respectively. This included operating lease costs of $2.0 million for each of the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, operating lease costs were $5.9 million and $6.1 million, respectively. Sublease income for operating leases was immaterial for the three and nine months ended September 30, 2022 and 2021.

Cash paid and included in cash flows from operating activities for amounts used in the measurement of the lease liability of the Company's operating leases was $1.9 million for each of the three months ended September 30, 2022 and 2021, and $5.9 million and $6.0 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 14 — Liquidity

Hanmi Financial

As of September 30, 2022, Hanmi Financial had $14.9 million in cash on deposit with its bank subsidiary and $11.8 million of U.S. Treasury securities at fair value. As of December 31, 2021, the Company had $94.9 million in cash on deposit with its bank subsidiary. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of September 30, 2022 and December 31, 2021, the Bank had $100.0 million and $137.5 million, respectively, of FHLB advances, and $93.3 million and $141.8 million, respectively, of brokered deposits.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30.0 percent of its assets. As of September 30, 2022 and December 31, 2021, the total borrowing capacity available, based on pledged collateral was $1.61 billion and $1.84 billion, respectively. The remaining available borrowing capacity was $1.39 billion and $1.61 billion as of September 30, 2022 and December 31, 2021, respectively.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $23.0 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $28.6 million, with no borrowings as of September 30, 2022. The Bank also maintains a line of credit for repurchase agreements up to $100.0 million. The Bank also had three unsecured federal funds lines of credit totaling $115.0 million with no outstanding balances as of September 30, 2022.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their location on the Balance Sheet as of September 30, 2022 and December 31, 2021.

As of September 30, 2022	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$61,589	Other Assets	$7,891	$61,589	Other Liabilities	$7,724
Total derivatives not designated as hedging instruments			$7,891			$7,724

As of December 31, 2021	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$61,968	Other Assets	$1,379	$61,968	Other Liabilities	$1,360
Total derivatives not designated as hedging instruments			$1,379			$1,360

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement for the three and nine months ended September 30, 2022 and 2021.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
		(in thousands)
Interest rate products	Other income	$35	$7	$148	$92
Total		$35	$7	$148	$92

The Company did not recognize any fee income from its derivative financial instruments for the three and nine months ended September 30, 2022 or 2021.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The derivative assets are located within the prepaid and other assets line item on the Consolidated Balance Sheets and the derivative liabilities are located within the accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
As of September 30, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$7,891	$—	$7,891	$7,724	$167	$—

Offsetting of Derivative Liabilities
As of September 30, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$7,724	$—	$7,724	$7,724	$—	$—

Offsetting of Derivative Assets
As of December 31, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$1,379	$—	$1,379	$1,360	$19	$—

Offsetting of Derivative Liabilities
As of December 31, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$1,360	$—	$1,360	$1,360	$—	$—

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

As of September 30, 2022 and December 31, 2021, the fair value of derivatives in a net asset position for counterparty transactions, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.9 million and $1.4 million, respectively. As of September 30, 2022, the Company had not posted any collateral with its counterparties related to these agreements and is adequately collateralized since its net asset position was $167,000 ($7.9 million of fair value of assets less $7.7 million of fair value of liabilities) as of September 30, 2022. As of December 31, 2021, the Company had posted no collateral related to these agreements and was adequately collateralized since its net asset position was $19,000 ($1.4 million of fair value of assets less $1.4 million of fair value of liabilities).

Note 16 — Subsequent Events

As of the date of issuance of these financial statements, no subsequent events were identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three and nine months ended September 30, 2022. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended September 30, 2022 (this “Report”).

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

Executive Overview

Net income was $27.2 million, or $0.89 per diluted share, for the three months ended September 30, 2022 compared with $26.6 million, or $0.86 per diluted share, for the same period a year ago. The increase in net income was primarily driven by an increase in net interest income of $13.1 million, offset by a $3.6 million decrease in noninterest income due to lower gain on SBA loan sales and an increase in credit loss expense of $7.8 million. The comparative increase in credit loss expense during the third quarter of 2022 was due to a $7.2 million recovery of credit loss expense in the third quarter of 2021.

For the nine months ended September 30, 2022, net income was $72.9 million, or $2.39 per diluted share, compared with $65.3 million, or $2.13 per diluted share, for the same period a year ago. The increase in net income for the nine months ended September 30, 2022 reflected an increase in net interest income of $27.5 million, offset by increases of $9.2 million in credit loss expense, $3.6 million in other noninterest expense and $4.5 million in noninterest income.

Other financial highlights include the following:

•
Cash and due from banks decreased $333.8 million to $275.2 million as of September 30, 2022 from $609.0 million at December 31, 2021, primarily as excess liquidity was used to fund strong loan production and the redemption of subordinated debentures.
•
Securities decreased $80.6 million to $830.2 million at September 30, 2022 from $910.8 million at December 31, 2021, attributable to the impact of unrealized losses from rising interest rates.
•
Loans receivable, before the allowance for credit losses, were $5.80 billion at September 30, 2022 compared with $5.15 billion at December 31, 2021.
•
Deposits were $6.20 billion at September 30, 2022 compared with $5.79 billion at December 31, 2021.
•
Subordinated debentures and borrowings decreased $123.2 million to $229.3 million at September 30, 2022 from $352.5 million at December 31, 2021, primarily due to the $100.0 million redemption of the 2027 Notes.

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

	Three Months Ended
	September 30, 2022			September 30, 2021
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,696,587	$66,976	4.67%	$4,684,570	$52,961	4.49%
Securities (2)	956,989	3,272	1.40%	878,866	1,865	0.87%
FHLB stock	16,385	245	5.93%	16,385	245	5.93%
Interest-bearing deposits in other banks	181,401	957	2.09%	872,783	329	0.15%
Total interest-earning assets	6,851,362	71,450	4.15%	6,452,604	55,400	3.41%

Noninterest-earning assets:
Cash and due from banks	66,865			64,454
Allowance for credit losses	(73,338)			(83,252)
Other assets	250,500			223,261
Total assets	$7,095,389			$6,657,067

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$121,269	$32	0.10%	$115,233	$15	0.05%
Money market and savings	2,079,490	3,807	0.73%	2,033,876	1,207	0.24%
Time deposits	1,120,149	2,728	0.97%	1,061,359	1,244	0.46%
Total interest-bearing deposits	3,320,908	6,567	0.78%	3,210,468	2,466	0.30%
Borrowings	123,370	387	1.24%	143,750	409	1.13%
Subordinated debentures	129,176	1,410	4.37%	163,340	2,545	6.23%
Total interest-bearing liabilities	3,573,454	8,364	0.93%	3,517,558	5,420	0.61%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	2,717,810			2,444,759
Other liabilities	112,336			79,348
Stockholders’ equity	691,789			615,402
Total liabilities and stockholders’ equity	$7,095,389			$6,657,067

Net interest income		$63,086			$49,980

Cost of deposits (3)			0.43%			0.17%
Net interest spread (taxable equivalent basis) (4)			3.22%			2.80%
Net interest margin (taxable equivalent basis) (5)			3.66%			3.07%

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

	Three Months Ended
	September 30, 2022 vs September 30, 2021
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$11,412	$2,603	$14,015
Securities (2)	166	1,241	1,407
FHLB stock	—	—	—
Interest-bearing deposits in other banks	(261)	889	628
Total interest and dividend income	11,317	4,733	16,050

Interest expense:
Demand: interest-bearing	$1	$16	$17
Money market and savings	28	2,572	2,600
Time deposits	69	1,415	1,484
Borrowings	(54)	32	(22)
Subordinated debentures	(528)	(607)	(1,135)
Total interest expense	(484)	3,428	2,944
Change in net interest income	$11,801	$1,305	$13,106

(1)
Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)
Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

For the three months ended September 30, 2022 and 2021, net interest income was $63.1 million and $50.0 million, respectively. The net interest spread and net interest margin, on a taxable equivalent basis, for the quarter ended September 30, 2022, were 3.22 percent and 3.66 percent, respectively, compared with 2.80 percent and 3.07 percent, respectively, for the same period in 2021. Interest and dividend income increased $16.1 million, or 29.0 percent, to $71.5 million for the three months ended September 30, 2022 from $55.4 million for the same period in 2021 due to higher average interest-earning asset balances and yields. Interest expense increased $2.9 million, or 54.3 percent, to $8.4 million for the three months ended September 30, 2022 from $5.4 million for the same period in 2021 primarily due to higher deposit rates due to the rising interest rate environment offset by lower subordinated debenture costs.

The average balance of interest earning assets increased $398.8 million, or 6.2 percent, to $6.85 billion for the three months ended September 30, 2022 from $6.45 billion for the three months ended September 30, 2021. The average balance of loans increased $1.01 billion, or 21.6 percent, to $5.70 billion for the three months ended September 30, 2022 from $4.68 billion for the three months ended September 30, 2021 due mainly to strong loan production. The average balance of securities increased $78.1 million, or 8.9 percent, to $957.0 million for the three months ended September 30, 2022 from $878.9 million for the three months ended September 30, 2021. Interest-bearing deposits at other banks decreased $691.4 million to $181.4 million for the three months ended September 30, 2021, as excess funds were used to fund loan and securities growth.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 74 basis points to 4.15 percent for the three months ended September 30, 2022 from 3.41 percent for the three months ended September 30, 2021, mainly due to the higher interest rate environment. The average yield on loans increased to 4.67 percent for the three months ended September 30, 2022 from 4.49 percent for the three months ended September 30, 2021, driven mainly by the higher interest rate environment. The average yield on securities, on a taxable equivalent basis, increased to 1.40 percent for the three months ended September 30, 2022 from 0.87 percent for the three months ended September 30, 2021 reflecting the rising market interest rate environment. The average yield on interest-bearing deposits in other banks increased 194 basis points to 2.09 percent for the three months ended September 30, 2022 from 0.15 percent for the three months ended September 30, 2021 mainly due to higher market rates.

The average balance of interest-bearing liabilities increased $55.9 million, or 1.6 percent, to $3.57 billion for the three months ended September 30, 2022 compared to $3.52 billion for the three months ended September 30, 2021. The average balance of time deposits, and money market and savings accounts increased $58.8 million and $45.6 million, respectively, offset by decreases in the average balance of borrowings and subordinated debentures of $20.4 million and $34.2 million, respectively.

The average cost of interest-bearing liabilities was 0.93 percent and 0.61 percent for the three months ended September 30, 2022 and 2021, respectively. The average cost of subordinated debentures decreased 186 basis points to 4.37 percent for the three months ended September 30, 2022 compared to 6.23 percent for the three months ended September 30, 2021 due to the lower interest cost of the 2021 Notes and the redemption of the 2027 Notes. The average cost of borrowings increased 11 basis points to 1.24 percent for the three months ended September 30, 2022 compared to 1.13 percent for the three months ended September 30, 2021. The average cost of interest-bearing deposits increased 48 basis points to 0.78 percent for the three months ended September 30, 2022 compared to 0.30 percent for the three months ended September 30, 2021.

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

	Nine Months Ended
	September 30, 2022			September 30, 2021
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,501,957	$180,755	4.39%	$4,759,980	$156,361	4.39%
Securities (2)	944,359	8,718	1.89%	822,282	4,409	0.73%
FHLB stock	16,385	735	6.00%	16,385	693	5.66%
Interest-bearing deposits in other banks	269,772	1,366	0.68%	644,521	601	0.12%
Total interest-earning assets	6,732,473	191,574	3.81%	6,243,168	162,064	3.47%

Noninterest-earning assets:
Cash and due from banks	65,911			60,923
Allowance for credit losses	(73,471)			(86,970)
Other assets	245,259			225,687
Total assets	$6,970,172			$6,442,808

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$122,964	$68	0.07%	$110,200	$44	0.05%
Money market and savings	2,108,232	6,566	0.42%	2,011,242	3,984	0.26%
Time deposits	984,517	4,404	0.60%	1,144,942	5,391	0.63%
Total interest-bearing deposits	3,215,713	11,038	0.46%	3,266,384	9,419	0.39%
Borrowings	131,364	1,113	1.13%	147,924	1,332	1.20%
Subordinated debentures	156,817	6,337	5.39%	134,012	5,759	5.73%
Total interest-bearing liabilities	3,503,894	18,488	0.70%	3,548,320	16,510	0.62%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	2,689,807			2,221,373
Other liabilities	101,685			75,720
Stockholders’ equity	674,786			597,395
Total liabilities and stockholders’ equity	$6,970,172			$6,442,808

Net interest income		$173,086			$145,554

Cost of deposits (3)			0.25%			0.23%
Net interest spread (taxable equivalent basis) (4)			3.10%			2.85%
Net interest margin (taxable equivalent basis) (5)			3.44%			3.12%

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

	Nine Months Ended
	September 30, 2022 vs September 30, 2021
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$24,272	$122	$24,394
Securities (2)	655	3,654	4,309
FHLB stock	—	42	42
Interest-bearing deposits in other banks	(349)	1,114	765
Total interest and dividend income	24,578	4,932	29,510

Interest expense:
Demand: interest-bearing	$5	$19	$24
Money market and savings	194	2,388	2,582
Time deposits	(755)	(232)	(987)
Borrowings	(154)	(65)	(219)
Subordinated debentures	974	(396)	578
Total interest expense	264	1,714	1,978
Change in net interest income	$24,314	$3,218	$27,532

(1)
Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)
Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

For the nine months ended September 30, 2022 and 2021, net interest income was $173.1 million and $145.6 million, respectively. The $27.5 million increase was primarily driven by a $29.5 million, or 18.2 percent, year over year increase in interest income due to higher yields and average balances of interest earning assets. Interest expense increased $2.0 million, or 12.0 percent, to $18.5 million for the nine months ended September 30, 2022 from $16.5 million for the same period in 2021. Higher rates on interest bearing deposits drove a $1.6 million increase in interest expense on deposits. Additionally, interest expense on subordinated debentures increased by $0.6 million due to the issuance of the 2021 Notes and the pre-tax charge of $1.1 million incurred in connection with the redemption of the 2027 Notes during the first quarter of 2022. Offsetting the increases in interest expense on deposits and subordinated debentures was a decrease of $0.2 million in interest expense on borrowings primarily due to lower average balances.

The average balance of interest earning assets increased $489.3 million, or 7.8 percent, to $6.73 billion for the nine months ended September 30, 2022 from $6.24 billion for the nine months ended September 30, 2021. The average balance of loans increased $742.0 million, or 15.6 percent, to $5.50 billion for the nine months ended September 30, 2022 from $4.76 billion for the nine months ended September 30, 2021 due mainly to strong loan production. The average balance of securities increased $122.1 million, or 14.8 percent, to $944.4 million for the nine months ended September 30, 2022 from $822.3 million for the nine months ended September 30, 2021. Interest-bearing deposits at other banks decreased $374.7 million to $269.8 million for the nine months ended September 30, 2021, as excess liquidity was used to fund loan growth and additional securities purchases.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 34 basis points to 3.81 percent for the nine months ended September 30, 2022 from 3.47 percent for the nine months ended September 30, 2021, mainly due to higher average loan and securities balances and the rising interest rate environment. The average yield on loans was 4.39 percent for both the nine months ended September 30, 2022 and September 30, 2021. The average yield on securities, on a taxable equivalent basis, increased to 1.89 percent for the nine months ended September 30, 2022 from 0.73 percent for the nine months ended September 30, 2021 reflecting the rising market interest rates environment. The average yield on interest-bearing deposits with other banks increased 56 basis points to 0.68 percent for the nine months ended September 30, 2022 from 0.12 percent for the nine months ended September 30, 2021 reflecting the rising market interest rates environment.

The average balance of interest-bearing liabilities decreased $44.4 million, or 1.3 percent, to $3.50 billion for the nine months ended September 30, 2022 compared to $3.55 billion for the nine months ended September 30, 2021. The average balance of time deposits and borrowings decreased $160.4 million and $16.6 million, respectively, offset by increases in the average balances of $97.0 million in money market and savings accounts and $22.8 million in subordinated debentures due to the 2021 Notes issued in August 2021.

The average cost of interest-bearing liabilities was 0.70 percent and 0.62 percent for the nine months ended September 30, 2022 and 2021, respectively. The average cost of subordinated debentures decreased 34 basis points to 5.39 percent for the nine months ended September 30, 2022 compared to 5.73 percent for the nine months ended September 30, 2021. The lower interest cost of the 2021 Notes and the redemption of the 2027 Notes, offset by a pre-tax charge of $1.1 million incurred in connection with the redemption of the 2027 Notes was the reason for the decrease. The average cost of borrowings decreased 7 basis points to 1.13 percent for the nine months ended September 30, 2022 compared to 1.20 percent for the nine months ended September 30, 2021. The average cost of interest-bearing deposits increased 7 basis points to 0.46 percent for the nine months ended September 30, 2022 compared to 0.39 percent for the nine months ended September 30, 2021.

Credit Loss Expense

For the third quarter of 2022, the Company recorded $0.6 million of credit loss expense, comprised of a $0.4 million recovery of credit loss expense for loan losses, and a $0.9 million provision for off-balance sheet items. For the same period in 2021, the Company recorded a $7.2 million recovery of credit loss expense, comprised of a $7.6 million negative provision for loan losses, a recovery of $0.5 million from an SBA guarantee repair loss allowance, a $0.4 million reduction in the allowance for losses on accrued interest receivable for loans current or previously modified under the CARES Act, offset partially by a $1.2 million provision for off-balance sheet items. The increase in credit loss expense for the three months ended September 30, 2022 as compared to the same period in 2021 resulted from strong loan growth, offset by a net reduction in specific qualitative factors allocated to criticized hospitality loans impacted by the pandemic.

For the nine months ended September 30, 2022, the Company recorded $0.8 million of credit loss expense, comprised of a $0.1 million provision for loan losses, and a $0.7 million provision for off-balance sheet items. For the same period in 2021, credit loss expense recovery was $8.5 million, comprised of a $10.8 million recovery for loan losses and a $1.4 million reduction in the allowance for accrued interest receivable for current or previously modified loans, offset partially by a $1.6 million provision for an SBA guarantee repair loss and a $2.1 million provision for off-balance sheet. The credit loss expense for the nine months ended September 30, 2022 as compared to the same period in 2021 resulted from strong loan growth, offset by a net reduction in specific qualitative factors allocated to criticized hospitality loans impacted by the pandemic.

See also “Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)	Increase (Decrease)
	2022	2021	Amount	Percent
	(in thousands)
Service charges on deposit accounts	$2,996	$3,437	$(441)	(12.83)%
Trade finance and other service charges and fees	1,132	1,188	(56)	(4.71)%
Servicing income	635	768	(133)	(17.32)%
Bank-owned life insurance income	245	251	(6)	(2.39)%
All other operating income	1,656	978	678	69.33%
Service charges, fees & other	6,664	6,622	42	0.63%
Gain on sale of SBA loans	2,250	5,503	(3,253)	(59.11)%
Gain on sale of PPP loans	—	339	(339)	(100.00)%
Gain on sale of bank premises	—	45	(45)	(100.00)%
Total noninterest income	$8,914	$12,509	$(3,595)	(28.74)%

For the three months ended September 30, 2022, noninterest income was $8.9 million, a decrease of $3.6 million, or 28.7 percent, compared with $12.5 million for the same period in 2021. The decrease was mainly attributable to a $3.6 million decrease in the gain on loan sales resulting from lower volume and net trade premiums.

The following table sets forth the various components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)	Increase (Decrease)
	2022	2021	Amount	Percent
	(in thousands)
Service charges on deposit accounts	$8,745	$8,036	$709	8.82%
Trade finance and other service charges and fees	3,690	3,468	222	6.40%
Servicing income	2,032	2,154	(122)	(5.66)%
Bank-owned life insurance income	735	759	(24)	(3.16)%
All other operating income	3,996	2,840	1,156	40.70%
Service charges, fees & other	19,198	17,257	1,941	11.25%
Gain on sale of SBA loans	7,545	10,478	(2,933)	(27.99)%
Gain on sale of PPP loans	—	2,997	(2,997)	(100.00)%
Net gain on sales of securities	—	99	(99)	(100.00)%
Gain on sale of bank premises	—	45	(45)	(100.00)%
Legal settlement	—	325	(325)	(100.00)%
Total noninterest income	$26,743	$31,201	$(4,458)	(14.29)%

For the nine months ended September 30, 2022, noninterest income was $26.7 million, a decrease of $4.5 million, or 14.3 percent, compared with $31.2 million for the same period in 2021. The decrease was mainly attributable to a $6.0 million decrease in the gain on loan sales, partially offset by a $1.2 million increase in all other operating expenses and $0.7 million in service charges.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)	Increase (Decrease)
	2022	2021	Amount	Percent
	(in thousands)
Salaries and employee benefits	$19,365	$18,795	$570	3.03%
Occupancy and equipment	4,736	5,037	(301)	(5.98)%
Data processing	3,352	2,934	418	14.25%
Professional fees	1,249	1,263	(14)	(1.11)%
Supplies and communications	710	741	(31)	(4.18)%
Advertising and promotion	1,186	953	233	24.45%
All other operating expenses	2,698	2,906	(208)	(7.16)%
Subtotal	33,296	32,629	667	2.04%
Other real estate owned expense (income)	2	23	(21)	(91.30)%
Repossessed personal property expense (income)	(23)	(150)	127	(84.67)%
Total noninterest expense	$33,275	$32,502	$773	2.38%

For the three months ended September 30, 2022, noninterest expense was $33.3 million, an increase of $0.8 million, or 2.4 percent, compared with $32.5 million for the same period in 2021. Salaries and employee benefits increased $0.6 million primarily as a result of an increase in salary, bonus and incentive expenses. Data processing increased $0.4 million due to additional software licenses. Occupancy and equipment decreased due to lower rent/lease expense and depreciation.

The following table sets forth the components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)	Increase (Decrease)
	2022	2021	Amount	Percent
	(in thousands)
Salaries and employee benefits	$55,861	$53,917	$1,944	3.61%
Occupancy and equipment	13,979	14,235	(256)	(1.80)%
Data processing	9,702	8,775	927	10.56%
Professional fees	3,909	4,123	(214)	(5.19)%
Supplies and communications	1,956	2,231	(275)	(12.33)%
Advertising and promotion	2,664	1,685	979	58.10%
All other operating expenses	8,346	7,889	457	5.79%
Subtotal	96,417	92,855	3,562	3.84%
Other real estate owned expense (income)	64	197	(133)	(67.51)%
Repossessed personal property expense (income)	(40)	(234)	194	(82.91)%
Total noninterest expense	$96,441	$92,818	$3,623	3.90%

For the nine months ended September 30, 2022, noninterest expense was $96.4 million, an increase of $3.6 million, or 3.9 percent, compared with $92.8 million for the same period in 2021. Salaries and employee benefits increased $1.9 million primarily as a result of an increase in salary, bonus and incentive expenses. A $1.0 million increase in advertising and promotion expense was primarily related to branding and promotional campaigns. Data processing increased $0.9 million due to additional software licenses and other vendor processing fees.

Income Tax Expense

Income tax expense was $11.0 million and $10.7 million representing an effective income tax rate of 28.8 percent and 28.6 percent for the three months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate for the three months ended September 30, 2022, compared to the same period in 2021 was principally due to an increase in incremental tax charges resulting from increases related to the Company’s share-based compensation and higher pre-tax income.

Income tax expense was $29.7 million and $27.0 million representing an effective income tax rate of 28.9 percent and 29.3 percent for the nine months ended September 30, 2022 and 2021, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2022, compared to the same period in 2021 was principally due to an increase in tax benefits resulting from increasing tax-exempt interest, offset by higher pre-tax income.

Financial Condition

Securities

As of September 30, 2022, our securities portfolio consisted of U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and debt securities, tax-exempt municipal bonds and, to a lesser extent, U.S. Treasury securities. Most of these securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10 percent of stockholders’ equity as of September 30, 2022 or December 31, 2021.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their cost weighted average yield, which is calculated using amortized cost as the weight, as of September 30, 2022:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$4,990	2.97%	$29,886	2.01%	$—	0.00%	$—	0.00%	$34,876	2.14%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities	4	2.78%	7,696	2.41%	6,092	2.95%	601,543	1.46%	615,335	1.49%
Collateralized mortgage obligations	—	1.19%	—	0.00%	1,166	1.75%	97,706	1.66%	98,872	1.66%
Debt securities	9,990	0.49%	129,914	1.14%	—	0.00%	—	0.00%	139,904	1.10%
Total U.S. government agency and sponsored agency obligations	9,994	0.49%	137,610	1.21%	7,258	2.76%	699,249	1.49%	854,111	1.44%
Municipal bonds-tax exempt	—	0.00%	—	0.00%	7,347	1.41%	71,049	1.33%	78,396	1.33%
Total securities available for sale	$14,984	1.32%	$167,496	1.36%	$14,605	2.08%	$770,298	1.47%	$967,383	1.46%

Loans Receivable

As of September 30, 2022 and December 31, 2021, loans receivable (excluding loans held for sale), net of deferred loan fees and costs, discounts and allowance for credit losses, were $5.73 billion and $5.08 billion, respectively. The increase primarily reflected $1.64 billion in new loan production, offset by $668.3 million in loan sales and payoffs, and amortization and other reductions of $326.8 million. Loan production primarily consisted of commercial real estate of $637.2 million, commercial and industrial loans of $282.6 million and residential mortgages of $313.2 million.

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses as of September 30, 2022. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$115,088	$559,300	$369,899	$—	$1,044,287
Hospitality	162,484	363,002	136,952	—	662,438
Other	196,355	1,242,906	484,274	121,343	2,044,878
Total commercial property loans	473,927	2,165,208	991,125	121,343	3,751,603
Construction	55,940	46,402	—	—	102,342
Residential	5,527	72	5,434	638,556	649,589
Total real estate loans	535,394	2,211,682	996,559	759,899	4,503,534
Commercial and industrial loans	353,258	314,812	63,963	—	732,033
Equipment financing agreements	20,217	495,169	50,038	—	565,424
Loans receivable	$908,869	$3,021,663	$1,110,560	$759,899	$5,800,991
Loans with predetermined interest rates	$378,669	$2,175,749	$251,351	$239,028	$3,044,797
Loans with variable interest rates	530,200	845,914	859,209	520,871	2,756,194

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with fixed or predetermined interest rates due after one year, as of September 30, 2022.

	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$146,310	$341,820	$58,521	$—	$546,651
Hospitality	93,141	122,849	6,832	—	222,822
Other	368,822	558,603	120,532	8,839	1,056,796
Total commercial property loans	608,273	1,023,272	185,885	8,839	1,826,269
Construction	28,036	—	—	—	28,036
Residential	—	62	2,825	230,189	233,076
Total real estate loans	636,309	1,023,334	188,710	239,028	2,087,381
Commercial and industrial loans	11,030	9,907	12,602	—	33,539
Equipment financing agreements	176,247	318,922	50,039	—	545,208
Loans receivable	$823,586	$1,352,163	$251,351	$239,028	$2,666,128

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with floating or variable interest rates (including hybrids) due after one year, as of September 30, 2022.

	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$47,614	$23,555	$311,378	$—	$382,547
Hospitality	136,243	10,770	130,120	—	277,133
Other	135,062	180,419	363,742	112,504	791,727
Total commercial property loans	318,919	214,744	805,240	112,504	1,451,407
Construction	18,366	—	—	—	18,366
Residential	10	—	2,609	408,367	410,986
Total real estate loans	337,295	214,744	807,849	520,871	1,880,759
Commercial and industrial loans	89,102	204,773	51,360	—	345,235
Loans receivable	$426,397	$419,517	$859,209	$520,871	$2,225,994

Industry

As of September 30, 2022, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10.0 percent of loans receivable outstanding:

		Percentage of
	Balance as of	Loans Receivable
	September 30, 2022	Outstanding
	(in thousands)
Lessor of nonresidential buildings	$1,787,374	30.8%
Hospitality	714,663	12.3%

Loan Quality Indicators

Loans 30 to 89 days past due and still accruing were 0.07 percent of loans at September 30, 2022, compared with 0.11 percent at December 31, 2021.

At September 30, 2022 and December 31, 2021, there were no loans 90 days or more past due and still accruing.

Special mention loans were $123.0 million at September 30, 2022 compared with $95.3 million at December 31, 2021. The increase includes a $41.1 million current loan relationship due to turnover in executive management and delays in receipt of acceptable business borrowing certificates under an asset-based lending facility. The loan relationship is comprised of a $25.0 million asset-based line of credit (of which $18.0 million was outstanding at September 30, 2022), a $13.5 million commercial real estate loan and a $9.6 million commercial term loan. We are actively working with the borrower’s new management and its parent company to ensure satisfactory performance under the loan agreements. Reductions to special mention loans during the nine months ended September 30, 2022 included net upgrades to pass of $5.0 million and payoffs and paydowns of $8.4 million.

Classified loans were $47.7 million at September 30, 2022 compared with $60.6 million at December 31, 2021. The change reflects additions of $7.5 million and reductions (comprising upgrades, payments, payoffs, sales, and charge-offs) of $20.4 million.

Activity in criticized loans was as follows for the periods indicated:

	Special Mention	Classified
	(in thousands)
September 30, 2022
Balance at January 1, 2022	$95,294	$60,633
Additions	122,997	7,471
Reductions	(95,339)	(20,365)
Balance at September 30, 2022	$122,952	$47,739

December 31, 2021
Balance at January 1, 2021	$76,978	$140,169
Additions	146,226	60,083
Reductions	(127,910)	(139,619)
Balance at December 31, 2021	$95,294	$60,633

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

Except for nonaccrual loans, management is not aware of any other loans as of September 30, 2022 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan or equipment financing agreement repayment terms, or any known events that would result in a loan or equipment financing agreement being designated as nonperforming at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, inflation or changes in the financial condition or business of borrowers may adversely affect a borrower’s ability to pay.

Nonperforming loans were $11.6 million at September 30, 2022, or 0.20 percent of loans, compared with $13.4 million at December 31, 2021, or 0.26 percent of the portfolio. The change reflects reductions (comprising upgrades, payments, payoffs, sales, and charge-offs) of $11.5 million and additions of $9.7 million.

Nonperforming assets were $12.4 million at September 30, 2022, or 0.17 percent of total assets, compared with $14.0 million, or 0.20 percent, at December 31, 2021.

Individually Evaluated Loans

The Company reviews loans on an individual basis when the loan does not share similar risk characteristics with loan pools.

Individually evaluated loans were $11.6 million and $13.4 million as of September 30, 2022 and December 31, 2021, respectively, representing a decrease of $1.8 million, or 13.5 percent. Specific allowances associated with individually evaluated loans decreased $0.5 million to $2.2 million as of September 30, 2022 compared with $2.8 million as of December 31, 2021.

For the three months ended September 30, 2022, no loans were restructured and subsequently classified as TDRs. For the nine months ended September 30, 2022, we restructured monthly payments for one loan, with a net carrying value of $92,000 at the time of modification, which was subsequently classified as a TDR. For the year ended December 31, 2021, no loans were restructured and subsequently classified as TDRs. Temporary payment structure modifications can include extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less.

As of September 30, 2022 and December 31, 2021, TDRs on accrual status were $1.1 million and $0, respectively. As of September 30, 2022 and December 31, 2021, restructured loans on nonaccrual status were $0.5 million and $2.9 million, respectively, and the allowance for credit losses relating to these loans, respectively, was immaterial.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

The Company’s estimate of the allowance for credit losses at September 30, 2022 and December 31, 2021 reflected losses expected over the remaining contractual life of the assets based on historical, current, and forward-looking information. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

Management selected three loss methodologies for the collective allowance estimation. At September 30, 2022, the Company used the discounted cash flow (“DCF”) method to estimate allowances for credit losses for the commercial and industrial loan portfolio, the Probability of Default/Loss Given Default (“PD/LGD”) method for the commercial real estate, construction, SBA and residential real estate portfolios, and the Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses for the equipment financing agreements portfolio. Loans that do not share similar risk characteristics are individually evaluated for allowances.

For the loans utilizing the DCF method, the Company determined that four quarters represented a reasonable and supportable forecast period and reverted to a historical loss rate over twelve quarters on a straight-line basis. Reasonable and supportable forecasts of economic conditions are imbedded in the DCF model.

For each of the loan segments identified above, the Company applied an annualized historical PD/LGD using all available historical periods. The PD/LGD method incorporates a forecast of economic conditions into loss estimates using a qualitative adjustment.

The Company applied an expected loss ratio based on internal historical losses adjusted as appropriate for qualitative factors when applying the WARM method.

As of September 30, 2022 and December 31, 2021, the Company relied on the economic projections from Moody’s Analytics Economic Scenarios and Forecasts and the Federal Open Market Committee to inform its loss driver forecasts over the four-quarter forecast period. For all loan pools, the Company utilizes and forecasts the national unemployment rate as the primary loss driver.

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

The allowance for credit losses was $71.6 million at September 30, 2022 compared with $72.6 million at December 31, 2021. The allowance attributed to individually evaluated loans was $2.2 million at September 30, 2022 compared with $2.8 million at December 31, 2021. The allowance attributed to collectively evaluated loans was $69.3 million at September 30, 2022 compared with $69.8 million at December 31, 2021, and considered the impact of changes in macroeconomic assumptions, including a deteriorating unemployment rate and rising interest rates for the subsequent four quarters.

The following table reflects our allocation of the allowance for credit losses by loan category as well as the amount of loans in each loan category, including related percentages:

	September 30, 2022				December 31, 2021
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$7,758	10.8%	$1,044,287	18.0%	$6,579	9.1%	$970,134	18.8%
Hospitality	15,417	21.5%	662,438	11.4%	22,670	31.2%	717,692	13.9%
Other	15,450	21.7%	2,044,878	35.3%	15,065	20.8%	1,919,033	37.3%
Total commercial property loans	38,625	54.0%	3,751,603	64.7%	44,314	61.1%	3,606,859	70.0%
Construction	4,034	5.6%	102,342	1.8%	4,078	5.6%	95,006	1.8%
Residential	2,865	4.0%	649,589	11.2%	498	0.7%	400,546	7.8%
Total real estate loans	45,524	63.6%	4,503,534	77.7%	48,890	67.4%	4,102,411	79.6%
Commercial and industrial loans	14,876	20.8%	732,033	12.6%	12,418	17.1%	561,831	10.9%
Equipment financing agreements	11,184	15.6%	565,424	9.7%	11,249	15.5%	487,299	9.5%
Total	$71,584	100.0%	$5,800,991	100.0%	$72,557	100.0%	$5,151,541	100.0%

The following table sets forth certain ratios related to our allowance for credit losses at the dates presented:

	As of
	September 30, 2022	December 31, 2021
	(dollars in thousands)
Ratios:
Allowance for credit losses to loans receivable	1.23%	1.41%
Nonaccrual loans to loans	0.20%	0.26%
Allowance for credit losses to nonaccrual loans	617.58%	543.09%

Balance:
Nonaccrual loans at end of period	$11,591	$13,360
Nonperforming loans at end of period	$11,591	$13,360

As of September 30, 2022 and December 31, 2021, the allowance for credit losses related to off-balance sheet items, primarily unfunded loan commitments, was $3.2 million and $2.6 million, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances were adequate for current expected lifetime losses in the loan portfolio and off-balance sheet exposure as of September 30, 2022.
The following table presents a summary of net charge-offs (recoveries) for the loan portfolio:

	Three Months Ended			Nine Months Ended
	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs (Recoveries) to Average Loans (1)	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs (Recoveries) to Average Loans (1)
	(dollars in thousands)
September 30, 2022
Commercial real estate loans	$3,845,616	$984	0.10%	$3,825,584	$1,256	0.04%
Residential loans	583,190	(1)	(0.00)%	488,420	(2)	(0.00)%
Commercial and industrial loans	713,746	(220)	(0.12)%	666,911	(592)	(0.12)%
Equipment financing agreements	554,035	347	0.25%	521,042	431	0.11%
Total	$5,696,587	$1,110	0.08%	$5,501,957	$1,093	0.03%

September 30, 2021
Commercial real estate loans	$3,417,832	$98	0.01%	$3,396,827	$92	0.00%
Residential loans	349,143	(1,260)	(1.44)%	335,663	(198)	(0.08)%
Commercial and industrial loans	478,861	(144)	(0.12)%	604,355	(52)	(0.01)%
Equipment financing agreements	438,734	441	0.40%	423,135	3,199	1.01%
Total	$4,684,570	$(865)	(0.07)%	$4,759,980	$3,041	0.09%

(1)
Annualized

For the three months ended September 30, 2022, gross charge-offs were $2.1 million, an increase of $1.1 million, from $1.0 million for the same period in 2021 and gross recoveries were $1.0 million, a decrease of $0.9 million, from $1.8 million for the three months ended September 30, 2021. Net loan charge-offs were $1.1 million, or 0.08 percent of average loans, compared with net loan recoveries of $0.9 million, or 0.07 percent of average loans, for the three months ended September 30, 2022 and 2021, respectively.

For the nine months ended September 30, 2022, gross charge-offs were $3.5 million, a decrease of $2.4 million, from $5.9 million for the same period in 2021 and gross recoveries were $2.4 million, an increase of $0.5 million, from $2.9 million for the nine months ended September 30, 2021. Net loan charge-offs were $1.1 million, or 0.03 percent of average loans, compared with net loan charge-offs of $3.0 million, or 0.09 percent of average loans, for the nine months ended September 30, 2022 and 2021, respectively.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	September 30, 2022		December 31, 2021
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$2,771,498	44.7%	$2,574,517	44.5%
Interest-bearing:
Demand	125,408	2.0%	125,183	2.2%
Money market and savings	2,056,793	33.2%	2,099,381	36.3%
Uninsured time deposits of more than $250,000:
Three months or less	36,268	0.6%	69,464	1.2%
Over three months through six months	73,576	1.2%	73,808	1.3%
Over six months through twelve months	128,953	2.1%	29,706	0.5%
Over twelve months	19,266	0.3%	549	0.0%
Other time deposits	989,614	16.0%	813,661	14.1%
Total deposits	$6,201,376	100.0%	$5,786,269	100.0%

Total deposits were $6.20 billion and $5.79 billion as of September 30, 2022 and December 31, 2021, respectively, representing an increase of $415.1 million, or 7.2 percent.

The increase in deposits was primarily driven by increases in noninterest-bearing demand deposits and time deposits. At September 30, 2022, the loan-to-deposit ratio was 93.5 percent compared with 89.0 percent at December 31, 2021. The increase in noninterest-bearing deposits reflects growth from new and existing customer relationships while additional marketing efforts increased time deposits.

As of September 30, 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.87 billion, of which $2.61 billion were demand, money market and savings deposits and $258.1 million were time deposits. As of December 31, 2021, the aggregate amount of uninsured deposits was $2.63 billion, consisting of $2.46 billion in demand, money market and savings deposits and $173.5 million in time deposits.

Borrowings and Subordinated Debentures

Borrowings mostly take the form of advances from the FHLB. At September 30, 2022 and December 31, 2021, total advances from the FHLB were $100.0 million and $137.5 million, respectively. The Bank had no overnight advances from the FHLB at September 30, 2022 or December 31, 2021.

The weighted-average interest rate of all FHLB advances at September 30, 2022 and December 31, 2021 was 0.87 percent and 1.05 percent, respectively.

The FHLB maximum amount outstanding at any month end during the year to date periods ended September 30, 2022 and December 31, 2021 were $215.0 million and $162.5 million, respectively.

The following is a summary of contractual maturities greater than twelve months of FHLB advances:

	September 30, 2022		December 31, 2021
FHLB of San Francisco	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Advances due over 12 months through 24 months	$37,500	0.40%	$50,000	0.97%
Advances due over 24 months through 36 months	12,500	1.90%	37,500	0.40%
Outstanding advances over 12 months	$50,000	0.78%	$87,500	0.73%

Subordinated debentures were $129.3 million as of September 30, 2022 and $215.0 million as of December 31, 2021. The $86.0 million decrease in subordinated debentures was primarily due to the $100.0 million redemption of the 2027 Notes on March 30, 2022. Subordinated debentures are comprised of fixed-to-floating subordinated notes of $108.1 million and $194.2 million as of September 30, 2022 and December 31, 2021, respectively, and junior subordinated deferrable interest debentures of $21.1 million and $20.8 million as of September 30, 2022 and December 31, 2021, respectively. See “Note 8 – Borrowings and Subordinated Debentures” to the consolidated financial statements for more details.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below) as of September 30, 2022. The Company compares this stress simulation to policy limits, which specify the maximum tolerance level for net interest income exposure over a 1- to 12-month and a 13- to 24- month horizon, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
Change in	1- to 12-Month Horizon		13- to 24-Month Horizon
Interest	Dollar	Percentage	Dollar	Percentage
Rate	Change	Change	Change	Change
	(dollars in thousands)
300%	$23,209	8.54%	$33,155	11.62%
200%	$15,254	5.61%	$21,434	7.51%
100%	$8,505	3.13%	$12,852	4.50%
(100%)	$(11,243)	(4.14%)	$(19,146)	(6.71%)
(200%)	$(28,189)	(10.38%)	$(48,641)	(17.05%)

Change in	Economic Value of Equity (EVE)
Interest	Dollar	Percentage
Rate	Change	Change
	(dollars in thousands)
300%	$52,228	5.20%
200%	$41,172	4.10%
100%	$32,046	3.19%
(100%)	$(53,407)	(5.32%)
(200%)	$(147,575)	(14.70%)

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

The key assumptions, based upon loans receivable, securities and deposits, are as follows:

Conditional prepayment rates*:
Loans receivable	16%
Securities	8%
Deposit rate betas*:
NOW, savings, money market demand	47%
Time deposits, retail and wholesale	78%

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

In response to the uncertainty surrounding the COVID-19 pandemic, the Board reduced the quarterly cash dividends paid on common stock beginning in the second quarter of 2020. Due to the continued stabilization of Company results and financial condition, the Board authorized an increase in the quarterly cash dividend to $0.12 per share for the second quarter of 2021 from $0.10 per share for the first quarter of 2021. As the effects of the pandemic continued to subside and the Company’s results and financial condition improved, the Board again increased the dividend to $0.20 per share for the fourth quarter of 2021, to $0.22 per share for the first and second quarters of 2022 and to $0.25 per share for the third quarter of 2022. The Board will continue to re-evaluate the level of quarterly dividends in subsequent quarters.

The Company’s ability to pay dividends to shareholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the Department of Financial Protection and Innovation (“DFPI”), in an amount not exceeding the greater of: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. As of October 1, 2022, the Bank has the ability to pay dividends of approximately $63.5 million, after giving effect to the $0.25 dividend declared for the fourth quarter of 2022, without the prior approval of the Commissioner of the DFPI.

At September 30, 2022, the Bank’s total risk-based capital ratio of 13.76 percent, Tier 1 risk-based capital ratio of 12.73 percent, common equity Tier 1 capital ratio of 12.73 percent and Tier 1 leverage capital ratio of 11.02 percent, placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 8.00 percent, common equity Tier 1 capital ratios equal to or greater than 6.50 percent, and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

At September 30, 2022, the Company's total risk-based capital ratio was 14.38 percent, Tier 1 risk-based capital ratio was 11.55 percent, common equity Tier 1 capital ratio was 11.21 percent and Tier 1 leverage capital ratio was 9.99 percent.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 24, 2019, the Company announced a stock repurchase program that authorized the repurchase of up to 5 percent of its outstanding shares or approximately 1.5 million shares of common stock. As of September 30, 2022, 659,972 shares remained available for future purchases under that stock repurchase program. The Company acquired 26,441 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through vesting of Company stock awards for the nine months ended September 30, 2022. Shares withheld to cover income taxes upon the vesting of stock awards are repurchased pursuant to the terms of the applicable plan and not under the Company's repurchase program.

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2022:

Purchase Date:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
July 1, 2022 - July 31, 2022	$—	—	659,972
August 1, 2022 - August 31, 2022	$—	—	659,972
September 1, 2022 - September 30, 2022	$—	—	659,972
Total	$—	—	659,972

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL

* Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).

† Constitutes a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	November 9, 2022	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2022	By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)