Form 10-K
period 2022-12-31
HANMI FINANCIAL CORP
filed 2023-02-28
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $671,418,645. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.

Number of shares of common stock of the Registrant outstanding as of February 22, 2023 was 30,495,476 shares.

Documents Incorporated By Reference Herein: Sections of the Registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2022, are incorporated by reference into Part III of this report (or information will be provided by amendment to this Form 10-K), as noted therein.

Hanmi Financial Corporation

Annual Report on Form 10-K for the Fiscal Year ended December 31, 2022

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, strategies, outlook, needs, plans, objectives or achievements to differ from those expressed or implied by the forward-looking statements. These factors include: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi Bank; the effect of our rating under the Community Reinvestment Act and our ability to address any issues raised in our regulatory examinations; general economic and business conditions internationally, nationally and in those areas in which we operate, including risks associated with a potential return of recessionary conditions; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread or net interest margin; risks associated with natural disasters; disruption due to a pandemic or other public health emergency; a failure in or breach of our operational or security systems or infrastructure, including cyberattacks; the failure to maintain current technologies; the inability to successfully implement future information technology enhancements; difficult business and economic conditions that can adversely affect our industry and business, including competition, fraudulent activity and negative publicity; the current or anticipated impact of military conflict, terrorism or other geopolitical events; risks associated with Small Business Administration (“SBA”) loans; the continuing impact of the COVID-19 pandemic on our business and results of operation; failure to attract or retain key employees; our ability to access cost-effective funding; fluctuations in real estate values; changes in accounting policies and practices; changes in governmental regulation, including, but not limited to, any increase in Federal Deposit Insurance Corporation insurance premiums; the ability of Hanmi Bank to make distributions to Hanmi Financial Corporation, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial tests; the adequacy of our allowance for credit losses; credit quality and the effect of credit quality on our credit loss expense and allowance for credit losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; risks as it relates to cyber security against our information technology and those of our third party providers and vendors; changes in securities markets and inflation, which may lead to higher operating costs and reduced loan demand. For additional information concerning risks we face, see “Item 1A. Risk Factors” in Part I of this Report.

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

Hanmi Bank, the primary subsidiary of Hanmi Financial, is a state-chartered bank incorporated under the laws of the State of California on August 24, 1981, and licensed pursuant to the California Financial Code (“California Financial Code”). The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits thereof. The California Department of Financial Protection and Innovation (the “DFPI”) is the Bank’s primary state bank regulator and the Federal Deposit Insurance Corporation (the “FDIC”) is its primary federal regulator. The Bank’s headquarters are located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010.

The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community and other multi-ethnic communities across California, Colorado, Georgia, Illinois, New Jersey, New York, Texas, Virginia and Washington. The Bank’s full-service offices are located in markets where many of the businesses are owned by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities.

The Bank’s revenues are derived primarily from interest and fees on loans, interest and dividends on the securities portfolio, service charges on deposit accounts and sales of SBA loans.

A summary of revenues for the periods indicated follows:

	Year Ended December 31,
	2022		2021		2020
	(dollars in thousands)
Interest and fees on loans receivable	$257,878	83.8%	$208,602	81.1%	$211,836	79.3%
Interest and dividends on securities	13,375	4.3	7,171	2.8	11,438	4.3
Other interest income	2,560	0.8	902	0.4	592	0.2
Service charges, fees and other income	24,722	8.0	23,729	9.2	22,145	8.3
Gain on sale of SBA loans	9,478	3.1	17,266	6.7	5,247	2.0
Subtotal	308,013	100.0	257,670	100.2	251,258	94.1
Net gain (loss) on sale of securities	—	—	(499)	(0.2)	15,712	5.9
Total revenues	$308,013	100.0%	$257,171	100.0%	$266,970	100.0%

Market Area

The Bank historically has provided its banking services through its branch network to a wide variety of small- to medium-sized businesses. Throughout the Bank’s service areas, competition is intense for both loans and deposits. While the market for banking services is dominated by a few nationwide banks with many offices operating over wide geographic areas, the Bank’s primary competitors are other community banks that focus their marketing efforts on Korean-American and other multi-ethnic businesses in the Bank’s service areas.

Lending Activities

The Bank originates loans for its own portfolio and for sale in the secondary market. Lending activities include real estate loans (commercial property, construction and residential property), commercial and industrial loans (commercial term, commercial lines of credit and international), equipment lease financing and SBA loans.

Real Estate Loans

Real estate lending involves risks associated with the potential decline in the value of the underlying real estate collateral and the cash flows from income-producing properties. Declines in real estate values and cash flows can be caused by a number of factors, including a decline in general economic conditions, rising interest rates, inflation, changes in tax and other laws and regulations affecting the holding of real estate, environmental conditions, governmental and other use restrictions, development of competitive properties and increasing vacancy rates. When real estate values decline, the Bank’s real estate dependence increases the risk of loss both in the Bank’s loan portfolio and the Bank’s holdings of other real estate owned (“OREO”), which are the result of foreclosures on real property due to default by borrowers who use the property as collateral for loans. OREO properties are categorized as real property that is owned by the Bank but which is not directly related to the Bank’s business.

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

The Bank’s commercial real estate loans are principally secured by investor-owned or owner-occupied commercial and industrial buildings. Generally, these types of loans are made with a maturity date of up to seven years, with longer amortization periods. Typically, the Bank’s commercial real estate loans have a debt-coverage ratio at time of origination of 1.25 or more and a loan-to-value ratio of 70% or less. The Bank offers fixed-rate commercial real estate loans, including hybrid-fixed rate loans that are fixed for one to five years and then convert to adjustable rate loans for the remaining term. In addition, the Bank originates loans with an adjustable rate of interest indexed to the prime rate appearing in The Wall Street Journal (the “WSJ Prime Rate”) or the Bank’s prime rate (the “Bank Prime Rate”), as adjusted from time to time. Amortization schedules for commercial real estate loans generally do not exceed 25 years.

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

The Bank generally requires the borrower to provide, at least annually, current cash flow information in order for the Bank to re-assess the debt-coverage ratio. In addition, the Bank requires title insurance to ensure the status of its lien on real estate secured loans when a trust deed on the real estate is taken as collateral. The Bank also requires the borrower to maintain fire insurance, extended coverage casualty insurance and, if the property is in a flood zone, flood insurance, in an amount equal to the outstanding loan balance, subject to applicable laws that may limit the amount of hazard insurance a lender can require to replace such improvements. We cannot assure that these procedures will protect against losses on loans secured by real property.

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
•
advance rates at time of origination that do not exceed the lesser of 75% of the value of the property or costs of construction; and
•
recourse against a guarantor in the event of default.

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

Commercial and Industrial Loans

The Bank offers commercial loans for intermediate and short-term credit. Commercial loans may be unsecured, partially secured or fully secured with maturity schedules that range from 12 to 60 months. The Bank finances primarily small- and middle-market businesses in a wide spectrum of industries. Commercial and industrial loans consist of credit lines for operating needs, loans for equipment purchases and working capital, and various other business purposes. The Bank requires credit underwriting before considering any extension of credit.

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

Equipment Financing Agreements

Equipment financing agreements have terms ranging from one to seven years. Commercial equipment financing agreements are secured by the business assets being financed. The Bank generally obtains a personal guaranty of the owner(s) of the business. Equipment financing agreements are similar to commercial business loans in that the financing agreements are typically made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial equipment financing agreements may be substantially dependent on the success of the business itself, which in turn, is often dependent in part upon general economic conditions.

SBA Loans

The Bank originates loans that are guaranteed by the SBA, an independent agency of the federal government. SBA loans are offered for business purposes such as owner-occupied commercial real estate, business acquisitions, start-ups, franchise financing, working capital, improvements and renovations, inventory and equipment, and debt-refinancing. SBA loans offer lower down payments and longer-term financing, which helps small business that are starting out, or about to expand. The guarantees on SBA loans and SBA express loans are generally 75% and 50% of the principal amount of the loan, respectively. The Bank typically requires that SBA loans be secured by business assets and by a first or second deed of trust on any available real property. When the SBA loan is secured by a first deed of trust on real property, the Bank obtains appraisals in accordance with applicable regulations. SBA loans have terms ranging from five to 25 years depending on the use of the proceeds. To qualify for a SBA loan, a borrower must demonstrate the capacity to service and repay the loan, without liquidating the collateral, based on historical earnings or reliable projections.

The Bank normally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA loans that it originates. When the Bank sells a SBA loan, it has an option to repurchase the loan if the loan defaults. If the Bank repurchases a defaulted loan, the Bank will make a demand for the guaranteed portion to the SBA. Even after the sale of an SBA loan, the Bank retains the right to service the SBA loan and to receive servicing fees. The unsold portions of the SBA loans that remain owned by the Bank are included in loans receivable on the Consolidated Balance Sheets. As of December 31, 2022, the Bank had $8.0 million of SBA loans held for sale and $155.8 million of SBA loans in its loan portfolio, and was servicing $523.6 million of SBA loans sold to investors.

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

Legal lending limits are calculated in conformance with the California Financial Code, which prohibits a bank from lending to any one individual, entity or its related interests on an unsecured basis any amount that exceeds 15% of the sum of such bank’s stockholders’ equity plus the allowance for credit losses, capital notes and any debentures, or 25% on a secured and unsecured basis. At December 31, 2022, the Bank’s authorized legal lending limits for loans to one borrower was $133.3 million for unsecured loans and an additional $88.9 million for secured and unsecured loans combined.

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

Allowance for Credit Losses, Allowance for Credit Losses Related to Off-Balance Sheet Items and Provision for Credit Losses

The Bank maintains an allowance for credit losses at an appropriate level considered by management to be adequate to cover the current expected credit losses associated with its loan portfolio under prevailing economic conditions. In addition, the Bank maintains an allowance for credit losses related to off-balance sheet items associated with unfunded commitments which is included in other liabilities on the Consolidated Balance Sheets.

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

At December 31, 2022, the Company employed 626 individuals across our footprint, of which 7 were part-time. None of the employees are represented by a union or covered by a collective bargaining agreement. The management of the Company believes that its employee relations are good and has established a cross-functional Employee Engagement Committee with executive leadership, to promote relationship building across the organization.

Employee retention helps us operate efficiently and offers continuity to our customers and the communities we serve. At December 31, 2022, 42% of our current staff had been with us for at least five years.

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

Our 12-week Management Leadership Program, based on Franklin Covey’s critical practices, brings together mid-level managers to help our emerging leaders succeed in the face of change. We also have partnerships with Bankers’ Compliance Group and California Bankers’ Association to provide webinars and trainings. In 2021, we launched the Hanmi Credit Trainee Program, which brings qualified talent with no prior banking experience into a 12-month program with internal and Moody’s Analytics (“Moody’s”) training courses. The goal is to train the next generation of bankers and continue to provide opportunities to develop talent in the communities we serve. In 2022, we continued this effort with our second class of Credit Trainees, who had the additional benefit of courses from Risk Management Association.

(c) Diversity, Equity and Inclusion

Hanmi was founded 40 years ago to serve the underbanked, minority immigrant community in Los Angeles. Our corporate values reflect the importance of embracing diversity and equitable practices to ensure we are representative of the communities we serve. As of December 31, 2022:

•
Women represented 67% of the Company’s workforce, and 60% of the Company’s managerial roles;
•
Minorities represented 91% of the Company’s workforce, and 89% of the Company’s managerial roles.

(d) Compensation and Benefits

As part of our compensation philosophy, we offer competitive salaries and employee benefits to attract and retain superior talent. In 2018, we increased our hourly minimum wage to $15 per hour across the organization. In addition to healthy base wages, we offer annual bonus opportunities, a company-matched 401(k) Plan, healthcare and insurance benefits, flexible spending accounts, wellness incentives, long-term disability, paid time off, and employee assistance programs.

(e) Employee Health and Safety

We recognize that the success of our business is fundamentally connected to the well-being of our employees. We provide benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs.

In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate. This includes safety measures for on-site employees, distribution of personal protective equipment, flexible work arrangements for eligible employees, limited business travel, and adjustment of paid time off policies for pandemic related absences to better support our workforce.

(f) Community Engagement

As a community bank, we are proud to work with our communities to build a stronger future for all of our stakeholders. Hanmi is committed to and has a long history of supporting the communities in which we live and work. Through employee engagement surveys, we have focused our community engagement and employee volunteer efforts in five areas: Youth, Education, Health, Senior, and Community Development. Even though COVID-19 has impacted in-person activities, our employees participated in over 2,000 hours of community service in 2022, participating in a variety of educational efforts such as financial literacy, financial education for seniors, affordable housing education, education for first-time homebuyers and working with various community non-profits.

Insurance

We maintain directors and officers, financial institution bond and commercial insurance at levels deemed adequate by management to protect Hanmi Financial from certain litigation and other losses.

Competition

The banking and financial services industry is highly competitive. The increasingly competitive environment faced by banks is primarily the result of changes in laws and regulation, changes in technology and product delivery systems, new competitors in the market, and the accelerating pace of consolidation among financial service providers. We compete for loans, deposits and customers with other commercial banks, savings institutions, securities and brokerage companies, mortgage companies, real estate investment trusts, insurance companies, finance companies, money market funds, credit unions, financial technology companies, and other non-bank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets, including foreign-ownership, more extensive and established branch networks and/or offer a broader range of financial products and services, such as trust services, which the Bank does not provide.

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

In the exercise of their supervisory and examination authority, the regulatory agencies have emphasized corporate governance, stress testing, enterprise risk management and other board responsibilities; anti-money laundering compliance and enhanced high-risk customer due diligence; vendor management; cyber security and fair lending and other consumer compliance obligations.

(c) Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking regulators. The current capital rules require banking organizations to maintain: (i) a minimum capital ratio of Common Equity Tier 1 to risk-weighted assets of 4.50%; (ii) a minimum capital ratio of Tier 1 capital to risk-weighted assets of 6.00%; (iii) a minimum capital ratio of total capital to risk-weighted assets of 8.00%; and (iv) a minimum leverage ratio of Tier 1 capital to adjusted average consolidated assets of 4.00%. In addition, the current capital rules require a capital conservation buffer of 2.50% above the minimum capital ratios. Banking organizations with capital ratios above the minimum capital ratio but below the capital conservation buffer will face limitation on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers.

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

At December 31, 2022, the Company and the Bank’s total risk-based capital ratios were 14.49% and 13.86%, respectively; Tier 1 risk-based capital ratios were 11.71% and 12.85%, respectively; Common Equity Tier 1 capital ratios were 11.37% and 12.85%, respectively, and the Company’s and Bank’s Tier 1 leverage capital ratios were 10.07% and 11.07%, respectively, all of which ratios exceeded the minimum percentage requirements for the Bank to be deemed “well-capitalized” and for the Company to meet and exceed all applicable capital ratio requirements for regulatory purposes. The Bank’s capital conservation buffer was 5.86% and 6.72%, and the Company’s capital conservation buffer was 5.71% and 5.97% as of December 31, 2022 and 2021, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources.” The federal banking regulators may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to restrictions on taking brokered deposits.

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

Management believes that, as of December 31, 2022, the Company and the Bank met all applicable capital requirements to which they were subject.

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
•
Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities; and
•
Require prior Federal Reserve approval to acquire substantially all the assets of a bank, to acquire more than 5.0% of a class of voting shares of a bank, or to merge with another bank holding company and consider certain competitive, management, financial, anti-money-laundering compliance, potential impact on U.S. financial stability or other factors in granting these approvals, in addition to similar California or other state banking agency approvals which may also be required.

A bank holding company is subject to supervision and examination by the Federal Reserve. Examinations are designed to inform the Federal Reserve of the financial condition and nature of the operations of the bank holding company and its subsidiaries and to monitor compliance with the BHCA and other laws affecting the operations of bank holding companies. To determine whether potential weaknesses in the condition or operations of bank holding companies might pose a risk to the safety and soundness of their subsidiary banks, examinations focus on whether a bank holding company has adequate systems and internal controls in place to manage the risks inherent in its business, including credit risk, interest rate risk, market risk, liquidity risk, operational risk, legal risk and reputation risk. Bank holding companies may be subject to potential enforcement actions by the Federal Reserve for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the Federal Reserve. Enforcement actions may include the issuance of cease-and-desist orders, the imposition of civil money penalties, the requirement to meet and maintain specific capital levels for any capital measure, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against officers or directors and other institution-affiliated parties. The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Company and any of its subsidiaries are subject to examination by, and may be required to file reports with, the DFPI. The DFPI approvals may also be required for certain mergers and acquisitions.

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

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance, which can be affected by the cost of bank failures to the FDIC among other factors. The FDIC adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. Any additional future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

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

To be considered well-capitalized under the prompt corrective action standards, the Bank is required to maintain a Common Equity Tier 1 ratio of at least 6.50%, a Tier 1 capital ratio of at least 8.00%, a total capital ratio of at least 10.00%, and a Tier 1 leverage ratio of at least 5.00%.

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

These laws and regulations mandate certain disclosure and reporting requirements, regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, servicing, collecting and foreclosure of loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights. The CRA is intended to encourage banks to help meet the credit needs of the communities in which they operate, including low and moderate-income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating. The CRA requires the bank regulators to take into account the bank’s record in meeting the needs of its communities when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions, or an application by the parent holding company to merge with another bank holding company or acquire a banking organization. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The Bank was rated “Needs to Improve” in meeting community credit needs under the CRA at its most recent examination for CRA performance.

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

(k) Federal Home Loan Bank System

The Bank is a member and holder of the capital stock of the Federal Home Loan Bank of San Francisco (“FHLBSF”). There are eleven Federal Home Loan Banks (each, an “FHLB”) across the U.S. owned by their members. Each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of FHLBSF is currently required to own stock in an amount equal to the greater of: (i) a membership stock requirement of 1.0% of an institution’s “membership asset value” which is determined by multiplying the amount of the member’s membership assets by the applicable membership asset factors and is capped at $15.0 million; or (ii) an activity-based stock requirement (2.7% of the member’s outstanding advances and 0.10% of outstanding letter of credit). At December 31, 2022, the Bank was in compliance with the FHLBSF’s stock ownership requirement, and our investment in FHLBSF capital stock was $16.4 million. As of December 31, 2022, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $1.54 billion and $1.07 billion, respectively, compared to $1.84 billion and $1.61 billion, respectively, as of December 31, 2021.

(l) Impact of Monetary Policies

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or spread between the yield on its interest-earning assets and the rates paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies. The Federal Reserve implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in U.S. government securities and by varying the discount rate applicable to borrowings by banks from the Federal Reserve Banks. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits, and also affect interest rates charged on loans, and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

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

(p) The Paycheck Protection Program

The Paycheck Protection Program (“PPP”), established as part of the CARES Act, provided 100% federally guaranteed (principal and interest) loans to eligible small businesses though the SBA 7(a) loan guaranty program for amounts up to 2.5 times the average monthly “payroll costs” of the business. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible for PPP loan forgiveness so long as, during the applicable loan forgiveness covered period, employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses including, but not limited to, mortgage interest, rent and utilities. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the SBA reopened the PPP for First Draw PPP loans to small businesses and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw PPP loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. Maximum loan amounts were also increased for accommodation and food service businesses. Although the PPP ended in accordance with its terms on May 31, 2021, outstanding PPP loans continue to go through the process of either obtaining forgiveness from the SBA or pursuing claims under the SBA guaranty.

(q) Board Diversity

The California Corporations Code requires all public companies (defined as companies with outstanding shares listed on a major United States stock exchange) that are headquartered in California to have at least three female directors (assuming a board size of at least six directors) and at least three directors from an underrepresented community, defined as “an individual who self identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, or Alaska Native, or who self identifies as gay, lesbian, bisexual, or transgender” by the end of calendar year 2022 (assuming the board size of at least nine directors). Two Los Angeles Superior Courts have struck down these California board diversity laws as unconstitutional and enjoined implementation and enforcement of the legislation. The California Secretary of State has appealed these decisions. Nonetheless, the Company was in compliance with these requirements as of December 31, 2022.

In August 2021, the SEC approved a new Nasdaq Stock Market listing rule that would require each company (1) to have at least one director who self-identifies as a female, and (2) to have at least one director who self-identifies as Black or African American, Hispanic or Latino, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander, two or more races or ethnicities, or as LGBTQ+, or (3) to explain why the company does not have at least two directors on its board who self-identify in the categories listed above. The rule also requires Nasdaq-listed companies to provide statistical information in a proposed uniform format on the company’s board of directors related to a director’s self-identified gender, race, and self-identification as LGBTQ+. Each Nasdaq-listed company would have one year from the date the SEC approves the Nasdaq rule to comply with requirement for statistical information regarding diversity. Nasdaq-listed companies would have two years from the date the SEC approves the Nasdaq rule to have, or explain why it does not have, one diverse director and four years after the SEC approves the Nasdaq rule to have, or explain why it does not have, two diverse directors.

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

Risks Related to the COVID-19 Pandemic

The economic impact of the COVID-19 pandemic could adversely affect our financial condition and results of operations. The economic impact of the COVID-19 pandemic has and may in the future adversely affect our financial condition and results of operations. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including the arrival of new variants and when the coronavirus can be controlled and abated. Further, any prolonged measures by public health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly or other core business practices would further harm our business and that of our customers. As the result of the COVID-19 pandemic, any governmental actions taken in response thereto and any potential related adverse local and national economic consequences, we could be subject a number of risks that could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

Risks Related to our Lending Activities

Our concentrations of loans in certain industries could have adverse effects on credit quality. As of December 31, 2022, the Bank’s loan portfolio included loans to: (i) lessors of non-residential buildings of $1.78 billion, or 29.8% of total loans; (ii) borrowers in the hospitality industry of $700.4 million, or 11.7% of total loans; and (iii) borrowers in the retail industry of $299.8 million, or 5.0% of total loans. Because of these concentrations of loans in specific industries, a deterioration within these industries, especially those that have been particularly adversely impacted by the COVID pandemic, could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have material and adverse consequences on our financial condition and results of operations.

Our emphasis on commercial lending may expose us to increased lending risks. At December 31, 2022, $4.53 billion, or 75.9%, of total loans consisted of commercial real estate and commercial and industrial loans. These portfolios have grown in recent years and the Bank intends to continue to emphasize these types of lending. These types of loans may expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property or the borrower’s business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single or multi-family residential property because there are fewer potential purchasers of the collateral. Commercial and industrial loans are typically affected by the borrowers’ ability to repay the loans from the cash flows of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. The collateral securing the loans and leases often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk. Most of our commercial business and commercial real estate loans are made to small- or middle-market businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which we operate negatively impact this customer sector, our results of operations and financial condition may be adversely affected. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets, especially a downturn in the Southern California real estate market. A downturn in the real estate markets could hurt our business because many of our loans are secured by real estate, predominantly in California. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and natural disasters and pandemics. Further, a return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans, investments, and collateral securing our loans and classified assets, reduce the demand for our products and services, and/or our ongoing operations, costs and profitability. If real estate values decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to suffer material losses on defaulted loans.

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

Risks Related to Local and International Economic Conditions

Inflation can have an adverse impact on our business and on our customers. Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Over the past year, in response to market indicators of a pronounced rise in inflation, the Federal Reserve has raised certain benchmark interest rates to combat inflation. As discussed below under “—Risks Related to Market Interest Rates— Our earnings are affected by changing interest rates,” as inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates by the Federal Reserve to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

Deteriorating business and economic conditions can adversely affect our industry and business. Our financial performance generally, and the ability of borrowers to make payments on outstanding loans and the value of the collateral securing those loans, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans, investments, and collateral securing our loans and classified assets, reduce the demand for our products and services, and/or our ongoing operations, costs and profitability. In addition, rising geopolitical risks nationally and abroad may adversely impact the economy and financial markets in the United States. These economic pressures may adversely affect our business, financial condition, results of operations, and stock price. In particular, we may face the following risks in connection with deterioration in economic conditions:

•
Problem assets and foreclosures may increase;
•
Our allowance for credit losses may increase;
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

Our banking operations are concentrated primarily in California, Illinois, Texas and New York. Adverse economic conditions in these states in particular could impair borrowers’ ability to repay their loans, decrease the level and duration of deposits by customers, and erode the value of loan collateral. Adverse economic conditions can potentially cause a decline in real estate sales and prices, the recurrence of an economic recession, and higher rates of unemployment. These conditions could increase the amount of our non-performing assets and have an adverse effect on our ability to collect on our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.

Further, a U.S. government debt default would have a material adverse impact on our business and financial performance, including a decrease in the value of Treasury bonds and other government securities held by us, which could negatively impact the Bank’s capital position and its ability to meet regulatory requirements. Other negative impacts could be volatile capital markets, an adverse impact on the U.S. economy and the U.S. dollar, as well as increased default rates among borrowers in light of increased economic uncertainty. Some of these impacts might occur even in the absence of an actual default but as a consequence of extended political negotiations around the threat of such a default and a government shutdown.

Our Southern California concentration means economic conditions in Southern California could adversely affect our operations. Though the Bank’s operations have expanded outside of our original Southern California focus, the majority of our loan and deposit concentration is still primarily in Los Angeles County and Orange County in Southern California. Because of this geographic concentration, our results depend largely upon economic conditions in these areas. A deterioration in the economic conditions or a significant natural disaster, pandemics or disease in these market areas, could have a material adverse effect on the quality of the Bank’s loan portfolio, the demand for our products and services, and on our overall financial condition and results of operations.

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

Management closely monitors our exposure to the South Korean economy and, to date, we have not experienced any significant loss attributable to our exposure to South Korea. Nevertheless, our efforts to minimize exposure to downturns in the South Korean economy may not be successful in the future, and a significant downturn in the South Korean economy could have a material adverse effect on our financial condition and results of operations. If economic conditions in South Korea change, we could experience an outflow of deposits from our customers with connections to South Korea, which could have a material adverse effect on our financial condition and results of operations.

Risk Related to Laws and Regulation and Their Enforcement

Our Needs to Improve rating under The Community Reinvestment Act may restrict our operations and limit our ability to pursue certain strategic opportunities. On July 21, 2021, the Bank received a CRA rating from the FDIC of “Needs to Improve” for the period March 29, 2018 to May 3, 2021. A “Needs to Improve” rating results in restrictions on certain expansionary activities, including certain mergers and acquisitions and the establishment and relocation of bank branches. The rating will also result in a loss of expedited processing of applications to undertake certain activities. A “Needs to Improve” rating could have an impact on the Bank’s relationships with certain states, counties, municipalities or other public agencies to the extent applicable law, regulation or policy limits, restricts or influences whether such entity may do business with a bank that has a below “Satisfactory” rating.

These restrictions, among others, will remain in place at least until the Bank’s next CRA rating is publicly released by the FDIC. The Bank's next CRA examination is scheduled for the second quarter of 2023.

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

A failure in or breach of our operational or security systems or infrastructure, including as a result of cyber-attacks or data breaches, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses. As a financial institution, we depend on our ability to process, record and monitor a large number of customer transactions. As our customer base and locations have expanded throughout the U.S., and as customer, public, legislative and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns.

Our business, financial, accounting, data processing and other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be: sudden increases in customer transaction volume; electrical or telecommunications outages; degradation or loss of public internet domain; climate change-related impacts and natural disasters such as earthquakes, tornados, and hurricanes; pandemics; events arising from local or larger scale political or social matters, including terrorist acts; building emergencies such as water leakage, fires and structural issues; and cyber-attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

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

Fraudulent activity could damage our reputation, disrupt our businesses, increase our costs and cause losses. We are susceptible to fraudulent activity that may be committed against us, our clients or our vendors, which may result in damage to our reputation, financial losses or increased costs to us or our clients or vendors, disclosure or misuse of our information or our client or vendor information, misappropriation of assets, privacy breaches against our clients or vendors or litigation. Such fraudulent activity may take many forms, including check fraud (counterfeit, forgery, etc.), electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. The occurrence of fraudulent activity could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Market Interest Rates

The reversal of the historically low interest rate environment may adversely affect our net interest income and profitability. The Federal Reserve decreased benchmark interest rates significantly, to near zero, in response to the COVID-19 pandemic. The Federal Reserve has reversed its policy of near zero interest rates given its concerns over inflation. Market interest rates have risen in response to the Federal Reserve’s recent rate increases. As discussed below, the increase in market interest rates is expected to have an adverse effect on our net interest income and profitability.

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

Net interest income may decline in a particular period if:

•
in a declining interest rate environment, more interest-earning assets than interest-bearing liabilities re-price or mature, or
•
in a rising interest rate environment, more interest-bearing liabilities than interest-earning assets re-price or mature, which would be expected to compress our interest rate spread and have a negative effect on our profitability.

Our net interest income may decline based on our exposure to a difference in short-term and long-term interest rates. If the difference between the short-term and long-term interest rates shrinks or disappears, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income. In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable-rate loans, thus reducing our net interest income. Also, certain adjustable-rate loans re-price based on lagging interest rate indices. This lagging effect may also negatively impact our net interest income when general interest rates continue to rise periodically. Increasing interest rates may also reduce the fair value of our fixed-rate available-for-sale investment securities negatively impacting shareholders’ equity. During the year ended December 31, 2022, we incurred other comprehensive losses of $113.1 million related to net changes in unrealized holding losses in our available-for-sale investment securities portfolio.

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

Changes to tax regulations could negatively impact our earnings. Our future earnings could be negatively impacted by changes in tax laws, including changing tax rates and limiting, phasing-out or eliminating deductions or tax credits, taxing certain excess income from intellectual property and changing other tax laws in the U.S.

Other Risks Related to Our Business

Uncertainty surrounding the future of LIBOR (London Interbank Offer Rate) may affect the fair value and return on our financial instruments that use LIBOR as a reference rate. We hold assets, liabilities, and derivatives that are indexed to the various tenors of LIBOR. LIBOR will not be supported in its current form after June 2023. We believe the U.S. financial sector will maintain an orderly and smooth transition to new interest rate benchmarks, which we will evaluate and adopt if appropriate. Additionally, banking regulators have stated that the failure to adequately prepare for LIBOR’s discontinuance could undermine financial stability and an institution’s safety and soundness and create litigation, operational, and consumer protection risks. While in the U.S., the Alternative Rates Reference Committee of the Board of Governors of the Federal Reserve System and Federal Reserve Bank of New York have identified the Secured Overnight Financing Rate (“SOFR”) as an alternative U.S. dollar reference interest rate, it is too early to predict the financial impact this rate index replacement may have, if at all.

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

Risks Relating to Ownership of Our Common Stock

The Bank could be restricted from paying dividends to us, its sole shareholder, and, thus, we would be restricted from paying dividends to our stockholders in the future. The primary source of our income from which we pay our obligations and distribute dividends to our stockholders is from the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. As of January 1, 2023, the Bank had the ability to pay $166.1 million of dividends without the prior approval of the Commissioner of the DFPI.

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
•
inflation and changes in interest rates;
•
proposed or adopted legislative, regulatory or accounting changes or developments;
•
anticipated or pending investigations, proceedings or litigation that involve or affect us; or
•
domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility. The trading price of the shares of our common stock will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity securities, and other factors identified above in the section captioned “Cautionary Note Regarding Forward-Looking Statements.” A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation and potential delisting from Nasdaq.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Hanmi Financial’s principal office is located at 900 Wilshire Boulevard, Suite 1250, Los Angeles, California. As of December 31, 2022, we had 43 properties consisting of 35 branch offices and 8 loan production offices. We own 9 locations and the remaining properties are leased.

As of December 31, 2022, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization, was $22.9 million. Our lease expense was $8.3 million for the year ended December 31, 2022. We consider our present facilities to be sufficient for our current operations.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Hanmi Financial’s common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “HAFC”. As of February 15, 2023, there were approximately 658 record holders of our common stock.

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

	December 31,
	2018	2019	2020	2021	2022
Hanmi Financial Corporation	$100.00	$101.52	$57.56	$120.20	$125.63
Nasdaq Composite	$100.00	$135.23	$194.24	$235.78	$157.74
S&P 500 Financials	$100.00	$129.17	$123.88	$164.19	$143.91
S&P U.S. Small Cap Banks	$100.00	$122.35	$107.35	$145.97	$125.45

Source: S&P Global, New York, NY

Recent Unregistered Sales of Equity Securities

There were no unregistered sales of Hanmi Financial’s equity securities during the year ended December 31, 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents stock purchases made in respect of the stock repurchase program announced on January 24, 2019 that authorized the repurchases of up to 5.0%, or 1,500,000, of our shares outstanding. The table below provides information on purchases made during the three months ended December 31, 2022:

Purchase Date:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
October 1, 2022 - October 31, 2022	$—	—	659,972
November 1, 2022 - November 30, 2022	$—	—	659,972
December 1, 2022 - December 31, 2022	$—	—	659,972
Total	$—	—	659,972

During 2022, the Company acquired 27,535 shares from employees in connection with the satisfaction of income tax withholding obligations incurred through vesting of Company stock awards. Such shares were not purchased as a part of the Company’s repurchase program.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2022, 2021 and 2020. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes related thereto presented elsewhere in this Report. See also “Cautionary Note Regarding Forward-Looking Statements.”

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

We use qualitative factors to adjust the allowance calculation for risks not considered by the quantitative calculations. Qualitative factors considered in our methodologies include the general economic forecast in our markets, concentrations of credit, changes in lending management and staff, quality of the loan review system, and changes in interest rates.

The Company reviews baseline and alternative economic scenarios from Moody’s and quarterly projections of federal funds target rates from the Federal Open Market Committee (“FOMC”) for consideration as qualitative factors. Moody’s publishes a baseline forecast that represents the estimate of the most likely path for the United States economy through the current business cycle (50% probability that economic conditions will be worse and 50% probability that economic conditions will be better) as well as alternative scenarios to examine how different types of shocks will affect the future performance of the United States economy.

Certain quantitative and qualitative factors used to estimate credit losses and establish an allowance for credit losses are subject to uncertainty. The adequacy of our allowance for credit losses is sensitive to changes in current and forecasted economic conditions that may affect the ability of borrowers to make contractual payments as well as the value of the collateral securing such payments.

Although management believes it uses the best information necessary to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

In addition, because future events affecting borrowers and collateral cannot be predicted without uncertainty, the existing allowance for credit losses may not be adequate or increases may be necessary should the quality of any loans deteriorate as a result of the factors discussed. Any material increase in the allowance for credit losses could adversely impact the Company's financial condition and results of operations.

See “— Allowance for Credit Losses”, “Financial Condition — Allowance for credit losses and Allowance for credit losses related to off-balance sheet items”, “Results of Operations — Credit Loss Expense” and “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” for additional information on methodologies used to determine the allowance for credit losses and the allowance for credit losses related to off-balance sheet items.

Allowance Attribution Analysis

Allowance for credit losses
(in thousands)
December 31, 2021	$72,557
Charge-offs	(4,722)
Recoveries	3,348
Provision attributed to qualitative considerations	(9,041)
Provision attributed to quantitative considerations	7,473
Provision attributed to individually evaluated loans	1,908
December 31, 2022	$71,523

The following are the key assumptions employed in the determination of the allowance for credit losses at December 31, 2022 and 2021:

Economic Factors

	12/31/2022	12/31/2021	Description of Economic Factors
Prepayment rates	14.52%	18.50%	Average total portfolio rate

Curtailment rates	85.80%	95.50%	Average total portfolio rate

Recovery delay	22 months	25 months	Average across all pools

Unemployment rate	4.00%	3.64%	Average of 4 quarter forecast period; Baseline for 2021 and 2022 (1)

Gross domestic product (“GDP”) growth rate year over year %	(1.29)%	4.42%	Average of 4 quarter forecast period; Baseline for 2021, Alternative Scenario 3 for 2022 (2)

Consumer sentiment	70.10	86.78	Average of 4 quarter forecast period; Baseline forecast for 2021, Alternative Scenario 3 for 2022 (2)

Federal funds target rate	5.1%	0.9%	1 year forecast of median target rate; FOMC December projection

(1)
The Moody's Baseline scenario was used for the unemployment rate forecast for periods ended December 31, 2022 and 2021. We continue to use the unemployment rate forecast under the Baseline Scenario due to job market volatility and deterioration below expectations, with less impact to the lending environment compared to GDP growth and consumer sentiment forecasts.
(2)
The Moody's Alternative Scenario 3 was used for the GDP growth rate and consumer sentiment forecast for the period ended December 31, 2022. Effective Q2 2022, the Company elected to use Alternative Scenario 3 (mid-level downside/pessimistic scenario) for the GDP growth rate and consumer sentiment forecasts, given the elevation in inflation and rising rate environment.

The potential effect from changes in key assumptions could affect the estimated allowance for credit losses at December 31, 2022. The following table illustrates the possible individual effects to the allowance for credit losses from changes in such assumptions:

Sensitivity Analysis

Assumptions	Increase	Decrease
	(in thousands)
Forecast period (extend from 12 to 24 months)	$—	$(3,983)
Estimated unemployment rate (from Baseline to S2 or S0) (1)	$12,833	$(4,775)
Estimated prepayment and curtailment rates (+/-10%)	$540	$(548)
Recovery lag (+/-3 months)	$559	$(574)
Estimated GDP growth rate (from S3 to S4 or S0) (1)	$47	$(231)
Consumer sentiment (from S3 to S4 or S0) (1)	$292	$(3,344)
Federal funds target rate (+/- 25 bps)	$—	$—

(1)
The following table provides additional details to the Baseline and Alternative Scenarios referred to above:

	Unemployment Rate	GDP Year over Year % Change	Consumer Sentiment
Baseline scenario	4.00%	—%	—
Alternative Scenario S0	3.09%	4.38%	96.54
Alternative Scenario S2	5.75%	—%	—
Alternative Scenario S3	—%	(1.29)%	70.10
Alternative Scenario S4	—%	(2.43)%	67.78

Executive Overview

For the years ended December 31, 2022, 2021 and 2020, net income was $101.4 million, $98.7 million and $42.2 million, respectively. The increase of $2.7 million, or 2.8%, in net income for the year ended December 31, 2022 as compared with the year ended December 31, 2021, was primarily attributable to an increase in net interest income of $42.6 million. Offsetting this increase were an increase in noninterest expense of $5.8 million, and a decrease in noninterest income of $6.3 million, as well as a $25.2 million reduction in the benefit from the year-ago credit loss recovery.

The increase of $56.5 million, or 133.9%, in net income for the year ended December 31, 2021 as compared with the year ended December 31, 2020, was primarily attributable to a decrease in credit loss expense of $69.9 million and a decrease in interest expense of $22.3 million. Partially offsetting these decreases were an increase in income tax expense of $19.5 million, and decreases in interest income on securities of $4.3 million and interest on loans receivable of $3.2 million.

For the years ended December 31, 2022, 2021 and 2020, our earnings per diluted share were $3.32, $3.22 and $1.38, respectively.

Additional significant financial highlights include:

•
Cash and due from banks decreased $256.5 million to $352.4 million as of December 31, 2022 from $609.0 million at December 31, 2021, primarily to fund an increase in loans and the redemption of subordinated debentures.
•
Loans receivable increased by $815.6 million, or 15.8%, to $5.97 billion as of December 31, 2022, compared with $5.15 billion as of December 31, 2021. The increase was primarily attributable to strong demand in residential and commercial real estate loans, commercial and industrial loans, and equipment financing loans.
•
Securities decreased $57.0 million to $853.8 million at December 31, 2022 from $910.8 million at December 31, 2021, primarily attributable to the impact of unrealized losses from rising interest rates.
•
Deposits were $6.17 billion at December 31, 2022 compared with $5.79 billion at December 31, 2021 as time deposits increased $969.0 million, while money market and savings deposits decreased $542.7 million.
•
Subordinated debentures and borrowings increased $126.9 million to $479.4 million at December 31, 2022 compared with $352.5 million at December 31, 2021, primarily attributable to the $212.5 million increase in borrowings, offset by the $87.3 million net redemption of the $100.0 million Fixed-to-Floating Subordinated Notes (“2027 Notes”) that were issued on March 21, 2017.
•
Cash dividends were $0.94 per share of common stock for the year ended December 31, 2022 compared with $0.54 and $0.52 per share of common stock for the years ended December 31, 2021 and 2020, respectively.

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

	For the Year Ended
	December 31, 2022			December 31, 2021			December 31, 2020
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,596,564	$257,878	4.61%	$4,794,505	$208,601	4.35%	$4,684,512	$211,836	4.52%
Securities (2)	949,889	12,351	1.33%	845,437	6,230	0.75%	663,700	10,537	1.59%
FHLB stock	16,385	1,024	6.25%	16,385	941	5.74%	16,385	902	5.51%
Interest-bearing deposits in other banks	236,678	2,560	1.08%	684,442	903	0.13%	306,668	592	0.19%
Total interest-earning assets	6,799,516	273,813	4.03%	6,340,769	216,675	3.42%	5,671,265	223,867	3.95%

Noninterest-earning assets:
Cash and due from banks	66,993			62,401			72,557
Allowance for credit losses	(73,094)			(84,735)			(75,250)
Other assets	247,838			225,750			228,131
Total assets	$7,041,253			$6,544,185			$5,896,703

Liabilities and stockholders' equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$121,992	$100	0.08%	$113,326	$61	0.05%	$94,167	$70	0.07%
Money market and savings	2,025,961	12,753	0.63%	2,028,235	5,199	0.26%	1,758,300	11,016	0.63%
Time deposits	1,136,073	13,085	1.15%	1,111,857	6,395	0.58%	1,412,951	22,908	1.62%
Total interest-bearing deposits	3,284,026	25,938	0.79%	3,253,418	11,655	0.36%	3,265,418	33,994	1.04%
Borrowings	148,047	2,382	1.61%	145,297	1,697	1.17%	196,397	2,367	1.21%
Subordinated debentures	149,891	7,846	5.23%	154,400	8,273	5.35%	118,663	6,607	5.57%
Total interest-bearing liabilities	3,581,964	36,166	1.01%	3,553,115	21,625	0.61%	3,580,478	42,968	1.20%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	2,665,646			2,307,052			1,680,882
Other liabilities	109,847			77,637			77,478
Stockholders' equity	683,796			606,381			557,865
Total liabilities and stockholders' equity	$7,041,253			$6,544,185			$5,896,703

Net interest income (taxable equivalent basis)		$237,647			$195,050			$180,899

Cost of deposits (3)			0.44%			0.21%			0.69%
Net interest spread (taxable equivalent basis) (4)			3.02%			2.81%			2.75%
Net interest margin (taxable equivalent basis)(5)			3.50%			3.08%			3.19%

(1)
Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)
Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.
(3)
Represents interest expense on deposits as a percentage of all interest-bearing and noninterest-bearing deposits.
(4)
Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)
Represents net interest income as a percentage of average interest-earning assets.

The table below shows changes in interest income and interest expense and the amounts attributable to variations in interest rates and volumes for the periods indicated. The variances are primarily attributable to simultaneous volume and rate changes that have been allocated to the change due to volume and the change due to rate categories in proportion to the relationship of the absolute dollar amount attributable solely to the change in volume and to the change in rate.

	Year Ended December 31,
	2022 vs 2021			2021 vs 2020
	Increases (Decreases) Due to Change In			Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$34,743	$14,534	$49,277	$4,917	$(8,152)	$(3,235)
Securities (2)	770	5,351	6,121	2,327	(6,634)	(4,307)
FHLB stock	—	83	83	—	39	39
Interest-bearing deposits in other banks	(591)	2,248	1,657	551	(240)	311
Total interest and dividend income (taxable equivalent) (2)	$34,922	$22,216	$57,138	$7,795	$(14,987)	$(7,192)

Interest expense:
Demand: interest-bearing	$5	$34	$39	$14	$(23)	$(9)
Money market and savings	(5)	7,559	7,554	1,485	(7,302)	(5,817)
Time deposits	139	6,551	6,690	(4,114)	(12,399)	(16,513)
Borrowings	32	653	685	(602)	(68)	(670)
Subordinated debentures	(248)	(179)	(427)	1,932	(266)	1,666
Total interest expense	$(77)	$14,618	$14,541	$(1,285)	$(20,058)	$(21,343)
Change in net interest income (taxable equivalent) (2)	$34,999	$7,598	$42,597	$9,080	$5,071	$14,151

(1)
Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)
Amounts calculated on a fully equivalent basis using the current statutory federal tax rate of 21%.

2022 Compared to 2021

Interest income, on a taxable equivalent basis, increased $57.1 million, or 26.4%, to $273.8 million for the year ended December 31, 2022 from $216.7 million for the year ended December 31, 2021. Interest expense increased $14.5 million, or 67.2%, to $36.2 million for 2022, from $21.6 million in 2021. Net interest income, on a taxable equivalent basis, increased by $42.6 million, or 21.8%, to $237.6 million in 2022, from $195.1 million in 2021. The increase in net interest income was due to an increase in the average yield and average balance on average interest-earning assets, offset partially by increases in the rates paid on interest-bearing liabilities and borrowings. Average loans were 82.3% of average interest earning assets for 2022, an increase from 75.6% for 2021. The net interest spread and net interest margin, on a taxable equivalent basis, for the year ended December 31, 2022 were 3.02% and 3.50%, respectively, compared with 2.81% and 3.08%, respectively, for 2021.

The average balance of interest earning assets increased $458.7 million, or 7.2%, to $6.80 billion for the year ended December 31, 2022 from $6.34 billion for 2021. The increase in the average balance of interest-earning assets was due mainly to an $802.0 million increase in average loans, from $4.79 billion in 2021, to $5.60 billion in 2022. The average balance of securities increased $104.5 million, or 12.4%, to $949.9 million in 2022 from $845.4 million for 2021. The average balance of interest-bearing liabilities increased $28.8 million, or 0.8%, to $3.58 billion for 2022 compared to $3.55 billion in 2021. The increase in average interest-bearing liabilities resulted primarily from an increase in average time deposits in 2022.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 61 basis points to 4.03% in 2022 from 3.42% in 2021, due mainly to the increase in the yields on loans and securities. The average yield on loans increased to 4.61% for the year ended December 31, 2022 from 4.35% for 2021, primarily due to the continued increase in market interest rates in 2022. The average yield on securities, on a taxable equivalent basis, increased to 1.33% for 2022 from 0.75% for 2021. The average rate paid on interest-bearing liabilities increased by 40 basis points to 1.01% for 2022 from 0.61% for 2021. The increase reflected the higher cost of interest-bearing deposits, and an increase in the average rate on borrowings due to increases in market rates in 2022. The average rate paid on interest-bearing deposits increased from 0.36% in 2021, to 0.79% in 2022. The average rate on borrowings increased from 1.17% in 2021, to 1.61% in 2022. The average balance of subordinated debentures decreased from $154.4 million in 2021, to $149.9 million in 2022, and the average rate decreased by 12 basis points, resulting in a $0.4 million decrease in corporate interest expense.

2021 Compared to 2020

Interest income, on a taxable equivalent basis, decreased $7.2 million, or 3.2%, to $216.7 million for the year ended December 31, 2021 from $223.9 million for the year ended December 31, 2020. Interest expense decreased $21.3 million or 49.7%, to $21.6 million for 2021 from $43.0 million in 2020. Net interest income, on a taxable equivalent basis, was $195.1 million and $180.9 million for 2021 and 2020, respectively. The increase in net interest income was primarily due to the decrease in interest expense on interest-bearing liabilities, partially offset by the decrease in interest income on interest-earning assets. Average loans were 75.6% of average interest earning assets for 2021, down from 82.6% for 2020. The net interest spread and net interest margin, on a taxable equivalent basis, for the year ended December 31, 2021 were 2.81% and 3.08%, respectively, compared with 2.75% and 3.19%, respectively, for 2020.

The average balance of loans increased $110.0 million, or 2.3%, to $4.79 billion for 2021 from $4.68 billion for 2020. The average balance of securities increased $181.7 million, or 27.4%, to $845.4 million in 2021 from $663.7 million for 2020. The average balance of interest earning assets increased $669.5 million, or 11.8%, to $6.34 billion for the year ended December 31, 2021 from $5.67 billion for 2020. The increase in the average balance of loans was due mainly to new loan production in real estate loans. The average balance of interest-bearing liabilities decreased $27.4 million, or 0.8%, to $3.55 billion for 2021 compared to $3.58 billion in 2020. The decrease in average interest-bearing liabilities resulted primarily from lower time deposits and borrowings, offset by increases in money market and savings accounts and subordinated debentures.

The average yield on loans decreased to 4.35% for the year ended December 31, 2021 from 4.52% for 2020, primarily due to the continued decrease in market interest rates in 2021, offset by the change in composition of the loan portfolio with a greater concentration of commercial real estate loans. The average yield on securities, on a taxable equivalent basis, decreased to 0.75% for 2021 from 1.59% for 2020, primarily attributable to the sale of securities during the second quarter of 2020 to take advantage of unrealized gains, the proceeds of which were reinvested into lower-yielding securities. The average yield on interest-earning assets, on a taxable equivalent basis, decreased 52 basis points to 3.42% in 2021 from 3.95% in 2020, due mainly to the decrease in the yields on the loan portfolio due to a decrease in market interest rates and the origination of $133.1 million of PPP loans at a rate of 1%. The average cost of interest-bearing liabilities decreased by 59 basis points to 0.61% for 2021 from 1.20% for 2020. The decrease was due to lower market interest rates and a shift away from time deposits to money market and savings deposits in the composition of the deposit accounts and lower borrowings, partially offset by an increase in subordinated debentures.

Credit Loss Expense

As a result of credit risks inherent in our lending business, we recognize an allowance for credit losses through charges to credit loss expense. These charges pertain not only to our outstanding loan portfolio, but also to off-balance sheet items, such as commitments to extend credit. Credit loss expense for our outstanding loan portfolio is recorded to the allowance for credit losses. The allowance for off-balance sheet items is included in accrued expenses and other liabilities and the allowance for uncollectible accrued interest receivable is included in accrued interest receivable.

2022 Compared to 2021

The credit loss expense for 2022 was $0.8 million, compared with a credit loss recovery of $24.4 million for 2021. The credit loss expense for 2022 was comprised of a $0.3 million provision for credit losses and a $0.5 million provision for off-balance sheet items. For the year ended December 31, 2021, the credit loss expense recovery was $24.4 million and was comprised of a $24.1 million negative provision for credit losses, and a $0.2 million negative provision for off-balance sheet items. Additionally, the credit loss expense recovery included a $1.7 million negative provision for accrued interest receivable for loans currently or previously modified under the CARES Act, offset by a $1.6 million SBA guarantee repair loss allowance.

2021 Compared to 2020

The credit loss expense recovery for 2021 was $24.4 million compared with a credit loss expense of $45.5 million for 2020. The credit loss expense recovery for 2021 was comprised of a $24.1 million negative provision for credit losses, a $0.2 million negative provision for off-balance sheet items and $1.7 million negative provision for accrued interest receivable for loans currently or previously modified under the CARES Act, offset by $1.6 from a SBA guarantee repair loss allowance. For the year ended December 31, 2020, credit loss expense was $45.5 million and included a $42.5 million provision for credit losses. Additionally, a $0.7 million provision for off-balance sheet items and a $2.3 million provision for losses on accrued interest receivable for loans currently or previously modified under the CARES Act was recorded as credit loss expense during 2020.

Noninterest Income

The following table sets forth the various components of noninterest income for the years indicated:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Service charges on deposit accounts	$11,488	$11,043	$8,485
Trade finance and other service charges and fees	4,805	4,628	4,033
Servicing income	2,757	2,820	2,481
Bank-owned life insurance income	832	1,011	1,113
All other operating income	4,840	3,857	4,625
Service charges, fees and other	24,722	23,359	20,737
Gain on sale of SBA loans	9,478	17,266	5,247
Net gain (loss) on sales of securities	—	(499)	15,712
Gain on sale of bank premises	—	45	408
Legal settlement	—	325	1,000
Total noninterest income	$34,200	$40,496	$43,104

2022 Compared to 2021

For the year ended December 31, 2022 noninterest income was $34.2 million, a decrease of $6.3 million, or 15.5%, compared with $40.5 million in 2021. The decrease was primarily due to a $7.8 million decrease in the gain on sale of SBA loans. The volume of SBA loans sold for the full year 2022 declined to $156.1 million from $261.8 million for the full year 2021. 2021 SBA loan sales included $132.7 million of second-draw PPP loans sold for gains of $3.0 million.

2021 Compared to 2020

For the year ended December 31, 2021 noninterest income was $40.5 million, a decrease of $2.6 million, or 6.1%, compared with $43.1 million in 2020. The decrease was primarily attributable to a net loss of $0.5 million on the sale of securities for the year ended December 31, 2021 compared with $15.7 million of gains in 2020, partially offset by increases from a gain on the sale of SBA loans of $12.0 million and service charges on deposit accounts of $2.6 million.

Noninterest Expense

The following table sets forth various components of noninterest expense for the years indicated:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Salaries and employee benefits	$76,140	$72,561	$66,988
Occupancy and equipment	17,648	19,075	18,283
Data processing	13,134	12,003	11,222
Professional fees	5,692	5,566	6,771
Supplies and communications	2,638	3,026	3,096
Advertising and promotion	3,637	2,649	2,671
All other operating expenses	11,386	9,870	10,268
Subtotal	130,275	124,750	119,299
Other real estate owned expense	(6)	197	5
Repossessed personal property expense (income)	15	(492)	(452)
Impairment loss on bank premises	—	—	201
Total noninterest expense	$130,284	$124,455	$119,053

2022 Compared to 2021

For the year ended December 31, 2022, noninterest expense was $130.3 million, an increase of $5.8 million, or 4.7%, compared with $124.5 million for 2021. The increase in noninterest expense was mainly due to a $3.6 million, or 4.9% increase in salaries and benefits, a $1.8 million increase in other operating expenses, a $1.1 million increase in data processing expenses and a $1.0 million increase in advertising and promotion, offset partially by a $1.4 million decrease in occupancy and equipment. The increase in salaries and benefits was due to salary increases and increases in employees, as a result of increased staffing added to support the growth in loans and deposits. The number of full-time equivalent employees increased to 624 as of December 31, 2022, from 590 as of December 31, 2021. The increase in other operating expenses was due mainly to an increase in loan related expenses as a result of increased loan volume and a $0.4 million servicing asset valuation adjustment. The increase in data processing was due to increased processing costs related to higher volumes. The increase in advertising and promotion was due to services added during 2022. The decrease in occupancy and equipment was due primarily to a $1.5 million reversal of estimated property taxes in 2022.

2021 Compared to 2020

For the year ended December 31, 2021, noninterest expense was $124.5 million, an increase of $5.4 million, or 4.5%, compared with $119.1 million for 2020. The increase was due primarily to an increase in salaries and benefits of $5.6 million, stemming from increased compensation on higher loan production, offset partially by a decrease of $1.2 million in professional fees.

Income Tax Expense

For the years ended December 31, 2022, 2021 and 2020, income tax expense was $39.3 million, $36.8 million and $17.3 million, respectively. The effective tax rate for the years ended December 31, 2022, 2021 and 2020 was 27.9%, 27.2% and 29.1%, respectively. The higher effective tax rate for 2022 compared with 2021 was due mainly to a lower reduction in the deferred tax asset valuation allowance required for state net operating loss carryforwards and state tax credits. The lower effective tax rate for 2021 compared with 2020 was due mainly to a reduction in the deferred tax asset valuation allowance required for state net operating loss carryforwards and state tax credits in 2021.

Income taxes are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 11 — Income Taxes” presented elsewhere herein.

Financial Condition

Securities Portfolio

As of December 31, 2022, our securities portfolio was composed of mortgage-backed securities, collateralized mortgage obligations, debt securities issued by U.S. government agencies and sponsored agencies and tax-exempt municipal bonds. Most of the securities carried fixed interest rates. Other than holdings of U.S. government and agency securities, there were no securities of any one issuer exceeding 10% of stockholders’ equity as of December 31, 2022, 2021 and 2020.

As of December 31, 2022, securities available for sale decreased $57.0 million, or 6.3%, to $853.8 million from $910.8 million as of December 31, 2021. The decrease was primarily attributable to the impact of unrealized losses from rising interest rates in 2022.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their cost-weighted average yield, which is calculated using amortized cost as the weight, as of December 31, 2022:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$10,455	2.52%	$39,235	2.95%	$—	—%	$—	—%	$49,690	2.86%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	2	2.74	141	2.93	4,366	3.47	536,081	1.52	540,590	1.53
Mortgage-backed securities - commercial	—	—	7,320	2.44	1,486	1.06	52,993	1.53	61,799	1.63
Collateralized mortgage obligations	—	—	279	1.25	787	2.62	97,170	1.87	98,236	1.87
Debt securities	18,208	1.34	132,130	1.36	—	—	—	—	150,338	1.36
Total U.S. government agency and sponsored agency obligations	18,210	1.34	139,870	1.42	6,639	2.83	686,244	1.57	850,963	1.55
Municipal bonds-tax exempt	—	—	—	—	7,330	1.41	70,813	1.33	78,143	1.33
Total securities available for sale	$28,665	1.77%	$179,105	1.75%	$13,969	2.08%	$757,057	1.55%	$978,796	1.60%

Loan Portfolio

As of December 31, 2022, 2021 and 2020, loans receivable (excluding loans held for sale), net of deferred loan costs, discounts and allowance for credit losses, were $5.90 billion, $5.08 billion and $4.79 billion, respectively, representing an increase of $816.6 million or 16.1% in 2022 and an increase of $289.2 million, or 6.0% in 2021. The $816.6 million increase in loans for 2022 was primarily attributable to higher new loan production, mainly in real estate and commercial and industrial loans.

During the year ended December 31, 2022, total loan originations consisted of $723.7 million of commercial real estate loans, $420.5 million of commercial and industrial loans, $420.2 million of residential/consumer loans, $342.1 million of equipment financing agreements, and $208.6 million of SBA loans, offset by $1.30 billion of payoffs and other net reductions.

The table below shows the maturity distribution of outstanding loans (before the allowance for credit losses) as of December 31, 2022. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$107,844	$548,278	$367,486	$—	$1,023,608
Hospitality	141,400	369,364	136,129	—	646,893
Other	177,770	1,358,123	394,060	123,722	2,053,675
Total commercial property loans	427,014	2,275,765	897,675	123,722	3,724,176
Construction	80,922	28,283	—	—	109,205
Residential	4,567	64	5,262	724,579	734,472
Total real estate loans	512,503	2,304,112	902,937	848,301	4,567,853
Commercial and industrial loans	328,281	369,649	106,562	—	804,492
Equipment financing agreements	20,692	527,213	46,883	—	594,788
Loans receivable	$861,476	$3,200,974	$1,056,382	$848,301	$5,967,133
Loans with predetermined interest rates	$376,512	$2,381,510	$192,405	$247,360	$3,197,787
Loans with variable interest rates	484,964	819,464	863,977	600,941	2,769,346

The table below shows the maturity distribution of outstanding loans with fixed or predetermined interest rates due after one year, as of December 31, 2022.

	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$179,864	$301,520	$58,198	$—	$539,582
Hospitality	90,146	136,250	6,764	—	233,160
Other	412,895	694,808	65,590	7,777	1,181,070
Total commercial property loans	682,905	1,132,578	130,552	7,777	1,953,812
Construction	28,283	—	—	—	28,283
Residential	44	12	2,772	239,583	242,411
Total real estate loans	711,232	1,132,590	133,324	247,360	2,224,506
Commercial and industrial loans	3,322	7,153	12,199	—	22,674
Equipment financing agreements	179,773	347,440	46,882	—	574,095
Loans receivable	$894,327	$1,487,183	$192,405	$247,360	$2,821,275

The table below shows the maturity distribution of outstanding loans with floating or variable interest rates (including hybrids) due after one year, as of December 31, 2022.

	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$39,190	$27,704	$309,289	$—	$376,183
Hospitality	132,178	10,790	129,365	—	272,333
Other	151,167	99,253	328,470	115,945	694,835
Total commercial property loans	322,535	137,747	767,124	115,945	1,343,351
Construction	—	—	—	—	—
Residential	7	—	2,490	484,996	487,493
Total real estate loans	322,542	137,747	769,614	600,941	1,830,844
Commercial and industrial loans	183,472	175,703	94,363	—	453,538
Equipment financing agreements	—	—	—	—	—
Loans receivable	$506,014	$313,450	$863,977	$600,941	$2,284,382

As of December 31, 2022, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10% of loans receivable:

	Balance as of December 31, 2022	Percentage of Loans Receivable Outstanding
	(dollars in thousands)
Lessor of nonresidential buildings	$1,775,555	29.8%
Hospitality	$700,439	11.7%

Loan Quality Indicators

Delinquent loans (defined as 30 to 89 days past due and still accruing) were $7.5 million, $5.9 million and $9.5 million as of December 31, 2022, 2021 and 2020, respectively, representing an increase of $1.6 million, or 27.4%, in 2022 and a decrease of $3.6 million or 37.9%, in 2021.

Activity in criticized loans was as follows for the periods indicated:

	Special Mention	Classified
	(in thousands)
December 31, 2022
Balance at beginning of period	$95,294	$60,633
Additions	133,134	15,808
Reductions	(149,415)	(30,249)
Balance at end of period	$79,013	$46,192

December 31, 2021
Balance at beginning of period	$76,978	$140,169
Additions	146,226	60,083
Reductions	(127,910)	(139,619)
Balance at end of period	$95,294	$60,633

Special mention loans decreased $16.3 million, or 17.1%, to $79.0 million at December 31, 2022 compared with $95.3 million as of December 31, 2021. The decrease was mainly due to payoffs and paydowns of $23.6 million and upgrades to pass of $69.9 million, primarily related to nine commercial real estate hotel loans. Offsetting the decrease were by downgrades from pass of $64.6 million. These downgrades included a $46.8 million loan relationship identified during the third quarter of 2022. The loan relationship is comprised of a $25.0 million asset-based line of credit (of which $24.1 million was outstanding at December 31, 2022), a $13.4 million commercial real estate loan and a $9.3 million commercial term loan. We continue to work actively with the borrower’s new management and its parent company to ensure satisfactory performance under the loan agreements.

Classified loans decreased $14.4 million, or 23.8%, to $46.2 million at December 31, 2022, from $60.6 million at December 31, 2021. The decrease in classified loans was primarily attributable to various payoffs, paydowns and upgrades of $26.7 million, offset by various downgrades of $12.3 million.

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

Except for nonperforming loans discussed below, management is not aware of any loans as of December 31, 2022 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date.

Nonaccrual loans were $9.8 million and $13.4 million as of December 31, 2022 and 2021, respectively, representing a decrease of $3.5 million, or 26.3%, in 2022 and a decrease of $69.7 million, or 83.9%, in 2021. The decrease in nonaccrual loans for 2022 was primarily due to the payoffs, paydowns, note sales, or upgrades of $17.3 million. At December 31, 2022 and 2021, $4.0 million and $4.7 million, respectively, of nonaccrual loans were adversely affected by the COVID-19 pandemic. As of December 31, 2022 and 2021, all loans 90 days or more past due were classified as nonaccrual.

The $9.8 million of nonperforming loans as of December 31, 2022 had individually evaluated allowances of $3.3 million, compared to $13.4 million of nonperforming loans with individually evaluated allowances of $2.8 million as of December 31, 2021. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage on these loans on a quarterly basis, based on recent appraisals, and adjust the allowance accordingly.

As of December 31, 2022, OREO consisted of one property with a carrying value of $0.1 million. As of December 31, 2021, there was one property with a carrying value of $0.7 million in OREO.

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

Individually evaluated loans were $9.8 million, $13.4 million and $91.0 million as of December 31, 2022, 2021 and 2020, respectively, representing a decrease of $3.5 million, or 26.3%, for 2022, and a decrease of $77.6 million, or 85.3%, for 2021. Specific allowance allocations associated with individually evaluated loans increased $0.5 million to $3.3 million as of December 31, 2022, compared with $2.8 million as of December 31, 2021.

For the year ended December 31, 2022, monthly payments for one loan were restructured, with a net carrying value of $92,000 at the time of modification, which was subsequently classified as a TDR. For the year ended December 31, 2021, no loans were restructured and subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less.

At December 31, 2022, the Company assessed accruing TDRs along with performing and accruing loans on a collective basis. As of December 31, 2022, TDRs on accrual status were $1.2 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $10,000 allowance relating to these loans was included in the allowance for credit losses. As of December 31, 2021, there were no outstanding accruing TDRs.

As of December 31, 2022 and 2021, TDRs on nonaccrual status were $0.4 million and $2.9 million, respectively, and a $6,000 and $4,000 allowance relating to these loans, respectively, was included in the allowance for credit losses.

As of December 31, 2020, TDRs on accrual status were $7.9 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $5,000 allowance relating to these loans, was included in the allowance for credit losses. As of December 31, 2020, TDRs on nonaccrual status were $17.1 million, and a $12,000 allowance relating to these loans, respectively, was included in the allowance for credit losses.

Allowance for credit losses and Allowance for credit losses related to off-balance sheet items

The Company’s estimate of the allowance for credit losses at December 31, 2022 reflects losses expected over the remaining contractual life of the assets based on historical, current, and forward-looking information. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

Management selected three loss methodologies for the collective allowance estimation. At December 31, 2022, the Company used the discounted cash flow (“DCF”) method to estimate allowances for credit losses for the commercial and industrial loan portfolio, the Probability of Default/Loss Given Default (“PD/LGD”) method for the commercial property, construction and residential property portfolios, and the Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses for equipment financing agreements (lease receivables portfolio). Loans that do not share similar risk characteristics are individually evaluated for allowances.

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

The Company used the WARM method to estimate expected credit losses for the equipment financing agreements portfolio. The Company applied an expected loss ratio based on internal historical losses adjusted as appropriate for qualitative factors.

For the year ended December 31, 2022, the Company relied on the economic projections from Moody’s to inform its loss driver forecasts over the four-quarter forecast period. For all loan pools, the Company utilizes and forecasts the national unemployment rate as the primary loss driver.

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

The allowance for credit losses was $71.5 million at December 31, 2022 compared with $72.6 million at December 31, 2021. The allowance attributed to loans individually evaluated was $3.3 million at December 31, 2022 compared with $2.8 million at December 31, 2021. The allowance attributed to loans collectively evaluated was $68.2 million at December 31, 2022, compared with $69.8 million at December 31, 2021. This decrease principally reflected the reduction of required reserves due to upgrades on loans previously adversely affected by the pandemic, offset partially by increased loan production, during the year ended December 31, 2022.

The table below presents the allowance for credit losses by portfolio segment as a percentage of the total allowance for credit losses and loans by portfolio segment as a percentage of the aggregate investment of loans receivable for the periods presented:

	As of December 31,
	2022				2021
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$7,872	11.0%	$1,023,608	17.2%	$6,579	9.1%	$970,134	18.8%
Hospitality	13,407	18.7	646,893	10.8	22,670	31.2	717,692	13.9
Other	15,349	21.5	2,053,675	34.4	15,065	20.8	1,919,033	37.3
Total commercial property loans	36,628	51.2	3,724,176	62.4	44,314	61.1	3,606,859	70.0
Construction	4,022	5.7	109,205	1.8	4,078	5.6	95,006	1.8
Residential	3,376	4.7	734,472	12.4	498	0.7	400,546	7.8
Total real estate loans	44,026	61.6	4,567,853	76.6	48,890	67.4	4,102,411	79.6
Commercial and industrial loans	15,267	21.3	804,492	13.5	12,418	17.1	561,831	10.9
Equipment financing agreements	12,230	17.1	594,788	10.0	11,249	15.5	487,299	9.5
Total	$71,523	100.0%	$5,967,133	100.0%	$72,557	100.0%	$5,151,541	100.0%

The following table sets forth certain information regarding certain ratios related to our allowance for credit losses for the periods presented:

	As of and for the Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Ratios:
Allowance for credit losses to loans	1.20%	1.41%	1.85%
Nonaccrual loans to loans	0.17%	0.26%	1.70%
Allowance for credit losses to nonaccrual loans	726.42%	543.09%	108.91%

Balance:
Nonaccrual loans at end of period	$9,846	$13,360	$83,032
Nonperforming loans at end of period	$9,846	$13,360	$83,032

The allowance for credit losses was $71.5 million, $72.6 million and $90.4 million, respectively, as of December 31, 2022, 2021 and 2020, representing a decrease of $1.0 million, or 1.4%, in 2022 and a decrease of $17.8 million, or 19.7%, in 2021. The allowance for credit losses as a percentage of loans decreased to 1.20% as of December 31, 2022 from 1.41% as of December 31, 2021. The decrease in the allowance for credit losses was mainly due to the decline in the allowance attributed to loans collectively evaluated resulting from improvements in macroeconomic conditions and assumptions, offset partially by increased loan production.

The allowance for off-balance sheet exposure, as of December 31, 2022, 2021 and 2020, was $3.1 million, $2.6 million and $2.8 million, respectively, representing an increase of $0.5 million, or 20.4%, in 2022, and a decrease of $0.2 million, or 7.4%, in 2021. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances were adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of December 31, 2022.

The following table presents a summary of net charge-offs (recoveries) for the loan portfolio:

	For the year ended December 31,
	2022			2021			2020
	Average Loans	Net (Chargeoffs) Recoveries	Net (Chargeoffs) Recoveries to Average Loans	Average Loans	Net (Chargeoffs) Recoveries	Net (Chargeoffs) Recoveries to Average Loans	Average Loans	Net (Chargeoffs) Recoveries	Net (Chargeoffs) Recoveries to Average Loans
	(dollars in thousands)
Commercial real estate loans	$3,833,043	$(1,041)	(0.03)%	$3,364,940	$420	0.01%	$3,163,686	$34	—%
Construction loans	—	—	—	68,851	8,954	13.00	68,110	(13,478)	(19.79)
Residential loans	541,975	3	—	344,698	6	—	374,789	1	—
Commercial and industrial loans	686,042	654	0.10	580,220	351	0.06	615,423	(12,976)	(2.11)
Equipment financing agreements	535,504	(990)	(0.18)	435,797	(3,454)	(0.79)	462,504	(4,470)	(0.97)
Total	$5,596,564	$(1,374)	(0.02)%	$4,794,506	$6,277	0.13%	$4,684,512	$(30,889)	(0.66)%

For the year ended December 31, 2022, gross charge-offs were $4.7 million, a decrease of $1.7 million, or 25.9%, from $6.4 million in 2021, and gross recoveries were $3.3 million, a decrease of $9.3 million, or 73.5%, from $12.7 million in 2021. Net loan charge-offs were $1.4 million, or 0.02% of average loans, compared with net loan recoveries of $6.3 million, or 0.13% of average loans and net loan charge-offs of $30.9 million or 0.66% of average loans, respectively, for the years ended December 31, 2022, 2021 and 2020.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	As of December 31,
	2022		2021		2020
	Balance	Percent	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$2,539,602	41.3%	$2,574,517	44.5%	$1,898,766	36.0%
Interest-bearing:
Demand	115,573	1.9	125,183	2.2	100,617	1.9
Money market and savings	1,556,690	25.2	2,099,381	36.2	1,991,926	37.7
Uninsured time deposits of more than $250,000:
Three months or less	44,828	0.7	69,464	1.2	134,543	2.6
Over three months through six months	123,471	2.0	73,808	1.3	70,011	1.3
Over six months through twelve months	191,248	3.1	29,706	0.5	52,401	1.0
Over twelve months	138,451	2.2	549	—	8,633	0.2
Other time deposits	1,458,209	23.6	813,661	14.1	1,018,111	19.3
Total deposits	$6,168,072	100.0%	$5,786,269	100.0%	$5,275,008	100.0%

Total deposits were $6.17 billion, $5.79 billion and $5.28 billion as of December 31, 2022, 2021 and 2020, respectively, representing an increase of $381.8 million, or 6.6%, in 2022, and an increase of $511.3 million, or 9.7%, in 2021. The increase in total deposits for 2022 was primarily attributable to an increase of $969.0 million in time deposits, offset by a decrease of $542.7 million in money market and savings accounts. The changes in the deposit composition from 2021 to 2022 were primarily due to the increase in deposit rates.

The average balance of deposits for the years ended December 31, 2022, 2021 and 2020 were $5.95 billion, $5.56 billion and $4.95 billion, respectively. The average balance of deposits increased 7.0%, 12.4% and 5.4% in 2022, 2021 and 2020, respectively.

As of December 31, 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.65 billion. The aggregate amount of our uninsured time deposits was $498.0 million. In addition, other uninsured deposits, such as demand deposits and money market and savings deposits was $2.15 billion.

Borrowings and Subordinated Debentures

Borrowings mostly take the form of advances from the FHLB. At December 31, 2022, advances from the FHLB were $350.0 million, an increase of $212.5 million from $137.5 million at December 31, 2021. The increase in borrowings in 2022 compared to 2021 was primarily to fund new loan production. At December 31, 2022, the Bank had $100.0 million in term advances and $250.0 million in overnight advances from the FHLB. All FHLB advances were term advances at December 31, 2021.

The following is a summary of FHLB advances with contractual maturities greater than 12 months:

	December 31, 2022		December 31, 2021
FHLB of San Francisco	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Advances due over 12 months through 24 months	$37,500	0.40%	$50,000	0.97%
Advances due over 24 months through 36 months	12,500	1.90	37,500	0.40
Outstanding advances over 12 months	$50,000	0.78%	$87,500	0.73%

The following is financial data pertaining to FHLB advances:

	As of December 31,
	2022	2021	2020
	(dollars in thousands)
Weighted-average interest rate at end of year	3.57%	1.05%	1.40%
Weighted-average interest rate during the year	1.52%	1.17%	1.42%
Average balance of FHLB advances	$148,027	$145,277	$156,601
Maximum amount outstanding at any month-end	$350,000	$162,500	$300,000

Subordinated debentures were $129.4 million as of December 31, 2022 and $215.0 million as of December 31, 2021. The decrease was due primarily to the $87.3 million redemption of the 2027 Notes on March 30, 2022. Subordinated debentures were comprised of fixed-to-floating subordinated notes of $108.2 million and $194.2 million as of December 31, 2022 and 2021, respectively, and junior subordinated deferrable interest debentures of $21.2 million and $20.8 million as of December 31, 2022 and 2021, respectively. See “Note 10 - Subordinated Debentures” to the consolidated financial statements for more details.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes as of December 31, 2022, one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below). This sensitivity analysis is compared to policy limits, which specify the maximum tolerance level for net interest income exposure over a 1- to 12-month and a 13- to 24-month horizon, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
Change in	1- to 12-Month Horizon		13- to 24-Month Horizon
Interest	Dollar	Percentage	Dollar	Percentage
Rate	Change	Change	Change	Change
	(dollars in thousands)
300%	$18,633	7.39%	$14,544	5.58%
200%	$11,804	4.68%	$7,995	3.07%
100%	$6,761	2.68%	$6,067	2.33%
(100%)	$(9,817)	(3.90%)	$(11,755)	(4.51%)
(200%)	$(21,346)	(8.47%)	$(27,397)	(10.51%)
(300%)	$(35,954)	(14.27%)	$(47,776)	(18.32%)

	Economic Value of Equity (EVE)
Change in
Interest	Dollar	Percentage
Rate	Change	Change
	(dollars in thousands)
300%	$(2,421)	(0.27%)
200%	$538	0.06%
100%	$11,146	1.24%
(100%)	$(32,806)	(3.66%)
(200%)	$(92,728)	(10.35%)
(300%)	$(181,585)	(20.27%)

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

The key assumptions, based upon loans receivable, securities and deposits, are as follows:

Conditional prepayment rates*:
Loans receivable	16%
Securities	6%
Deposit rate betas*:
NOW, savings, money market demand	47%
Time deposits, retail and wholesale	77%

* Balance-weighted average

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

In response to the uncertainty surrounding the COVID-19 pandemic, the Board reduced the quarterly cash dividends paid on common stock beginning in the second quarter of 2020. Due to the continued stabilization of Company results and financial condition, the Board authorized an increase in the quarterly cash dividend to $0.12 per share for the second quarter of 2021 from $0.10 per share for the first quarter of 2021. As the effects of the pandemic continued to subside and the Company’s results and financial condition improved, the Board again increased the dividend to $0.20 per share for the fourth quarter of 2021, to $0.22 per share for the first and second quarters of 2022 and to $0.25 per share for the third and fourth quarters of 2022. The Board will continue to re-evaluate the level of quarterly dividends in subsequent quarters.

The Company’s ability to pay dividends to shareholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFPI, in an amount not exceeding the greatest of: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. As of January 1, 2023, after giving effect to the 2023 first quarter dividend declared by the Company, the Bank has the ability to pay $166.1 million of dividends without the prior approval of the Commissioner of the DFPI.

At December 31, 2022, the Bank’s total risk-based capital ratio of 13.86%, Tier 1 risk-based capital ratio of 12.85%, common equity Tier 1 capital ratio of 12.85%, and Tier 1 leverage capital ratio of 11.07%, placed the Bank in the “well capitalized” category, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00%, Tier 1 risk-based capital ratio equal to or greater than 8.00%, common equity Tier 1 capital ratio of 6.50%, and Tier 1 leverage capital ratio equal to or greater than 5.00%.

At December 31, 2022, the Company’s total risk-based capital ratio, Tier 1 risk-based capital ratio, common equity Tier 1 capital ratio and Tier 1 leverage capital ratio were 14.49%, 11.71%, 11.37%, and 10.07%, respectively, all of which exceeded all of the Company’s regulatory capital ratio requirements.

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

Recently Issued Accounting Standards Not Yet Effective

Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, On March 12, 2020, the FASB issued ASU 2020-04 to ease the potential burden in accounting for reference rate reform. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed as a part of this Report are set forth on pages 53 through 108.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2022, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that as of December 31, 2022, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of Hanmi Financial’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, management concluded that Hanmi Financial maintained effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements of Hanmi Financial and its subsidiaries, has issued an audit report on the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2022 in accordance with the standards of Public Company Accounting Oversight Board (United States).

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the sections of Hanmi Financial Corporation’s Definitive Proxy Statement to be filed with the SEC in connection with its 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) entitled “Election of Directors,” “Corporate Governance Principles and Board Matters,” “Executive Compensation — Officers” and “Beneficial Ownership of Principal Stockholders and Management — Delinquent Section 16(a) Reports.”

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the sections of the 2023 Proxy Statement entitled “Corporate Governance and Board Matters — Director Compensation,” “— CHR Committee Interlocks and Insider Participation” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management not otherwise included herein is incorporated by reference to the 2023 Proxy Statement under the heading “Beneficial Ownership of Principal Stockholders and Management.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the total number of shares available for issuance under the Company’s equity compensation plans as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	111,000	$19.89	1,326,699
Equity compensation plans not approved by security holders	—	—	—
Total equity compensation plans	111,000	$19.89	1,326,699

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the sections of the 2023 Proxy Statement entitled “Corporate Governance and Board Matters — Director Independence” and “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the section of the 2023 Proxy Statement entitled “Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “Audit and Non-Audit Fees.”

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1)
The financial statements are listed in the Index to consolidated financial statements of this Report.
(2)
All financial statement schedules have been omitted, as the required information is not applicable, not material or has been included in the notes to consolidated financial statements.
(3)
The exhibits required to be filed with this Report are listed in the exhibit index included herein.

Item 16. Form 10-K Summary

None.

Hanmi Financial Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Hanmi Financial Corporation and Subsidiaries

Los Angeles, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hanmi Financial Corporation and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans - Probability of Default / Loss Given Default Model

The allowance for credit losses on loans (as described in Note 1) is an estimate of expected credit losses, measured over the contractual life of the loans, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The Company reported a gross loan portfolio of $6.0 billion and a related allowance for credit losses (ACL) on loans of $71.5 million at December 31, 2022. The Company employed a Probability of Default / Loss Given Default method (“PD/LGD”) for the SBA loan portfolio, the Commercial Real Estate loan portfolio, the Residential Real Estate loan portfolio, and the Construction loan portfolio. At December 31, 2022, the Probability of Default / Loss Given Default (PD/LGD) model was applied to 77% of the loan portfolio.

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

We consider the Company’s allowance for credit losses on loans for the portion of the portfolio using the PD/LGD model a critical audit matter, particularly as it pertains to management’s judgments employed in the application of the regression model. Auditing management’s PD/LGD model involved especially subjective auditor judgment in applying and evaluating audit procedures and required significant effort, including the need to involve firm valuation specialists.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of controls over the application of the assumptions used to support the PD/LGD model including controls addressing:

o
The completeness and accuracy of internal data
o
Relevance and reliability of peer data used in the Frye-Jacobs estimation technique that impacts the regression model supporting the PD/LGD forecast
o
Third-party model validation
o
Reasonableness of management’s judgments and significant assumptions over significant inputs

•
Substantively testing management's process, including evaluating management’s judgments and assumptions, for developing the estimate of the allowance for credit losses derived with the PD/LGD model, which included:

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

Los Angeles, California

February 28, 2023

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands except share data)

	December 31,	December 31,
	2022	2021

Assets
Cash and due from banks	$352,421	$608,965
Securities available for sale, at fair value (amortized cost of $978,796 and $922,654 as of December 31, 2022 and 2021, respectively)	853,838	910,790
Loans held for sale, at the lower of cost or fair value	8,043	13,342
Loans receivable, net of allowance for credit losses of $71,523 and $72,557 as of December 31, 2022 and 2021, respectively	5,895,610	5,078,984
Accrued interest receivable	18,537	11,976
Premises and equipment, net	22,850	24,788
Customers' liability on acceptances	328	—
Servicing assets	7,176	7,080
Goodwill and other intangible assets, net	11,225	11,395
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	51,924	44,060
Bank-owned life insurance	55,544	54,905
Prepaid expenses and other assets	84,381	75,917
Total assets	$7,378,262	$6,858,587

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,539,602	$2,574,517
Interest-bearing	3,628,470	3,211,752
Total deposits	6,168,072	5,786,269
Accrued interest payable	7,792	1,161
Bank's liability on acceptances	328	—
Borrowings	350,000	137,500
Subordinated debentures ($136,800 and $224,100 face amount less unamortized discount and debt issuance costs of $7,391 and $9,094 as of December 31, 2022 and 2021, respectively)	129,409	215,006
Accrued expenses and other liabilities	85,146	75,234
Total liabilities	6,740,747	6,215,170
Stockholders’ equity:
Preferred Stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,708,234 shares (30,485,621 shares outstanding) and 33,603,839 shares (30,407,261 shares outstanding) as of December 31, 2022 and 2021, respectively	33	33
Additional paid-in capital	583,410	580,796
Accumulated other comprehensive loss, net of tax benefit of $35,973 and $3,421 as of December 31, 2022 and 2021, respectively	(88,985)	(8,443)
Retained earnings	269,542	196,784
Less: treasury stock; 3,222,613 shares and 3,196,578 shares as of December 31, 2022 and 2021, respectively	(126,485)	(125,753)
Total stockholders’ equity	637,515	643,417
Total liabilities and stockholders’ equity	$7,378,262	$6,858,587

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Interest and dividend income:
Interest and fees on loans receivable	$257,878	$208,602	$211,836
Interest on securities	12,351	6,230	10,536
Dividends on FHLB stock	1,024	941	902
Interest on deposits in other banks	2,560	902	592
Total interest and dividend income	273,813	216,675	223,866
Interest expense:
Interest on deposits	25,938	11,655	33,994
Interest on borrowings	2,249	1,697	2,367
Interest on subordinated debentures	7,979	8,273	6,607
Total interest expense	36,166	21,625	42,968
Net interest income before credit loss expense	237,647	195,050	180,898
Credit loss expense (recovery)	836	(24,403)	45,454
Net interest income after credit loss expense (recovery)	236,811	219,453	135,444
Noninterest income:
Service charges on deposit accounts	11,488	11,043	8,485
Trade finance and other service charges and fees	4,805	4,628	4,033
Gain on sale of SBA loans	9,478	17,266	5,247
Net gain (loss) on sales of securities	—	(499)	15,712
Other operating income	8,429	8,058	9,627
Total noninterest income	34,200	40,496	43,104
Noninterest expense:
Salaries and employee benefits	76,140	72,561	66,988
Occupancy and equipment	17,648	19,075	18,283
Data processing	13,134	12,003	11,222
Professional fees	5,692	5,566	6,771
Supplies and communications	2,638	3,026	3,096
Advertising and promotion	3,637	2,649	2,671
Other operating expenses	11,395	9,575	10,022
Total noninterest expense	130,284	124,455	119,053
Income before tax	140,727	135,494	59,495
Income tax expense	39,333	36,817	17,299
Net income	$101,394	$98,677	$42,196
Basic earnings per share	$3.33	$3.22	$1.38
Diluted earnings per share	$3.32	$3.22	$1.38
Weighted-average shares outstanding:
Basic	30,299,148	30,393,559	30,280,415
Diluted	30,392,057	30,471,747	30,280,415

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$101,394	$98,677	$42,196
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	(113,094)	(16,686)	15,283
Less: reclassification adjustment for net loss (gain) included in net income	—	499	(15,712)
Income tax benefit (expense) related to items of other comprehensive income	32,552	4,668	123
Other comprehensive income (loss), net of tax	(80,542)	(11,519)	(306)
Comprehensive income	$20,852	$87,158	$41,890

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders’
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at December 31, 2019	33,475,402	(2,675,778)	30,799,624	$33	$575,816	$3,382	$100,551	$(116,515)	$563,267
Adjustment related to adopting of new accounting standards
ASU 2016-13 (See Notes 1 and 3)	—	—	—	—	—	—	(12,167)	—	(12,167)
Adjusted balance at January 1, 2020	33,475,402	(2,675,778)	30,799,624	33	575,816	3,382	88,384	(116,515)	551,100
Restricted stock awards, net of forfeitures	85,399	—	85,399	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,544	—	—	—	2,544
Restricted stock surrendered due to employee tax liability	—	(31,788)	(31,788)	—	—	—	—	(335)	(335)
Repurchase of common stock	—	(135,400)	(135,400)	—	—	—	—	(2,196)	(2,196)
Cash dividends paid (common stock, $0.52/share)	—	—	—	—	—	—	(15,960)	—	(15,960)
Net income	—	—	—	—	—	—	42,196	—	42,196
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(306)	—	—	(306)
Balance at December 31, 2020	33,560,801	(2,842,966)	30,717,835	$33	$578,360	$3,076	$114,621	$(119,046)	$577,044
Restricted stock awards, net of forfeitures	43,038	—	43,038	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,436	—	—	—	2,436
Restricted stock surrendered due to employee tax liability	—	(24,953)	(24,953)	—	—	—	—	(572)	(572)
Repurchase of common stock	—	(328,659)	(328,659)	—	—	—	—	(6,135)	(6,135)
Cash dividends paid (common stock, $0.54/share)	—	—	—	—	—	—	(16,514)	—	(16,514)
Net income	—	—	—	—	—	—	98,677	—	98,677
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(11,519)	—	—	(11,519)
Balance at December 31, 2021	33,603,839	(3,196,578)	30,407,261	$33	$580,796	$(8,443)	$196,784	$(125,753)	$643,417
Stock options exercised	—	1,500	1,500	—	19	—	—	—	19
Restricted stock awards, net of forfeitures	104,395	—	104,395	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,595	—	—	—	2,595
Restricted stock surrendered due to employee tax liability	—	(27,535)	(27,535)	—	—	—	—	(732)	(732)
Cash dividends paid (common stock, $0.94/share)	—	—	—	—	—	—	(28,636)	—	(28,636)
Net income	—	—	—	—	—	—	101,394	—	101,394
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(80,542)	—	—	(80,542)
Balance at December 31, 2022	33,708,234	(3,222,613)	30,485,621	$33	$583,410	$(88,985)	$269,542	$(126,485)	$637,515

See Accompanying Notes to Consolidated Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$101,394	$98,677	$42,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,056	16,089	10,952
Share-based compensation expense	2,595	2,436	2,544
Credit loss expense (recovery)	836	(24,403)	45,454
(Gain) loss on sales of securities	—	499	(15,712)
Gain on sales of SBA loans	(9,478)	(17,266)	(5,247)
Origination of SBA loans held for sale	(150,825)	(265,743)	(71,692)
Proceeds from sales of SBA loans	165,587	274,132	63,805
Change in bank-owned life insurance	(639)	(1,011)	(1,112)
Change in prepaid expenses and other assets	(24,227)	2,612	(29,986)
Change in income tax assets	24,688	3,312	(2,004)
Change in accrued expenses and other liabilities	22,321	4,395	21,006
Net cash provided by (used in) operating activities	147,308	93,729	60,203
Cash flows from investing activities:
Purchases of securities available for sale	(166,564)	(513,243)	(837,264)
Proceeds from matured, called and repayment of securities	105,979	275,624	233,572
Proceeds from sales of securities available for sale	—	55,884	495,566
Purchases of loans receivable	(11,200)	(28,862)	(10,400)
Purchases of premises and equipment	(1,926)	(2,724)	(4,392)
Proceeds from disposition of premises and equipment	—	45	842
Proceeds from sales of other real estate owned ("OREO")	809	1,479	159
Change in loans receivable, excluding purchases	(808,604)	(235,242)	(285,670)
Net cash provided by (used in) investing activities	(881,506)	(447,039)	(407,587)
Cash flows from financing activities:
Change in deposits	381,803	511,261	576,046
Proceeds from borrowings	924,820	45,750	525,418
Repayment of borrowings	(712,320)	(58,250)	(465,418)
Issuance of subordinated debentures	—	107,929	—
Redemption of subordinated debentures, net of treasury debentures	(87,300)	(13,043)	—
Proceeds from exercise of stock options	19	—	—
Cash paid for surrender of vested shares due to employee tax liability	(732)	(572)	(335)
Repurchase of common stock	—	(6,135)	(2,196)
Cash dividends paid	(28,636)	(16,514)	(15,960)
Net cash provided by (used in) financing activities	477,654	570,426	617,555
Net increase (decrease) in cash and due from banks	(256,544)	217,116	270,171
Cash and due from banks at beginning of year	608,965	391,849	121,678
Cash and due from banks at end of period	$352,421	$608,965	$391,849

Supplemental disclosures of cash flow information:
Interest expense paid	$29,535	$25,028	$49,619
Income taxes paid	$12,728	$31,400	$18,020
Non-cash activities:
Transfer of loans receivable to other real estate owned	$117	$—	$2,652
Income tax (expense) benefit related to items of other comprehensive income	$32,552	$4,668	$123
Change in right-of-use asset obtained in exchange for lease liability	$408	$2,805	$23,207

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

The Bank’s primary operations are related to traditional banking activities, including the acceptance of deposits and originating loans and investing in securities. The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American and other ethnic communities. The Bank’s full-service offices are located in markets where many of the businesses are owned by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. As of December 31, 2022, the Bank maintained a network of 35 full-service branch offices and 8 loan production offices in California, Texas, Illinois, Virginia, New Jersey, New York, Colorado, Georgia and Washington State.

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

Accrued interest receivable on available-for-sale debt securities totaled $2.4 million and $1.9 million at December 31, 2022 and 2021, respectively, and was excluded from the estimate of credit losses.

Loans receivable

Originated loans: Loans are primarily originated by the Company with the intent to hold them for investment and are stated at the principal amount outstanding, net of deferred fees and costs. Net deferred fees and costs include nonrefundable loan fees, direct loan origination costs and initial direct costs. Net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the effective interest method or taken into income when the related loans are paid off or sold. The amortization of loan fees or costs is discontinued when a loan is placed on nonaccrual status. Interest income is recorded on an accrual basis in accordance with the terms of the respective loan and includes prepayment penalties. Equipment financing agreements are similar to commercial business loans in that the financing agreements are typically made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business.

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

Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and OREO.

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

The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, financial guarantees, and other similar instruments) and net investments in equipment financing agreements recognized by a lessor in accordance with Topic 842 on leases. In addition, ASU 2016-13 made changes to the accounting for available-for sale debt securities.

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

According to ASU 2016-13, the Company is required to measure its expected credit losses of financial assets on a collective (pool) basis when similar risk characteristic(s) exist. The Company segments the loans primarily by loan types, including the collateral type, loan purpose, contract term, amortization and payment structure, considering that the same type of loans share considerable similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a Discounted Cash Flow (“DCF”) method, a Probability of Default/Loss Given Default (“PD/LGD”) method, or a Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses.

The Company’s methodologies for estimating the allowance for credit losses considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply to historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that were reasonable and supportable, to the identified pools of financial assets with similar risk characteristics. The Company’s methodologies revert to historical loss rates on a straight-line basis over twelve quarters when reasonable supportable long-term (1 year or more) forecasts cannot be developed.

The Company has disaggregated the portfolios of financial assets into the following material segments of loans with similar risk characteristics using the following methodologies:

At January 1, 2020, the Company used the DCF method to estimate allowances for credit losses for the commercial property, construction, and residential real estate loan portfolios and the commercial and industrial loan portfolio. For all loan pools utilizing the DCF method, the Company utilized and forecasted the national unemployment rate as the primary loss driver. The Company also utilized and forecasted either the annualized average return rate from the National Council of Real Estate Investment Fiduciaries Property Index for commercial real estate loans or the one-year percentage change in the S&P/Case-Shiller U.S National Home Price Index for residential real estate loans as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlated to expected future losses. During the quarter ended June 30, 2020, management determined that, due to model limitations, the regression model that supports the DCF calculation for the commercial property, construction, and residential real estate portfolios did not take into account the high degree of uncertainty of the impact of the COVID-19 pandemic and related government assistance programs on these portfolios. As a result, subsequent to March 31, 2020, the Company determined that the PD/LGD method was more appropriate for these portfolios. This change did not result in a material impact on the Company’s financial statements.

For all DCF models at January 1, 2020, the Company determined that four quarters represented a reasonable and supportable forecast period and reverted to a historical loss rate over twelve quarters on a straight-line basis. The Company leveraged quarterly economic projections from the FOMC and the Federal Reserve Economic Data (“FRED”) to inform its loss driver forecasts over the four-quarter forecast period. During the quarter ended June 30, 2020, the Company changed from using the FRED unemployment forecast to the Moody’s unemployment forecast, as Moody’s updates the unemployment forecast on a more frequent and timely basis, and thus provided a more appropriate basis for periodically re-estimating future cash flows. For each of these loan segments, the Company applied an expected loss ratio based on the discounted cash flows adjusted as appropriate for qualitative factors. Qualitative loss factors are based on the Company's judgment of company, market, industry or business specific data, changes in the underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, nonperforming and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

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

The Company used the WARM method to estimate expected credit losses for equipment financing agreements portfolio. The Company applied an expected loss ratio based on internal historical losses adjusted as appropriate for qualitative factors. The Company's evaluation of market, industry or business specific data, changes in the underlying portfolio composition, trends relating to credit quality, delinquency, nonperforming and adversely rated equipment financing agreements, and reasonable and supportable forecasts of economic conditions informed the estimate of qualitative factors.

As permitted by ASU 2016-13, the Company elected to maintain pools of loans accounted for under Accounting Standards Codification (“ASC”) 310-30. In accordance with the standard, management did not reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings as of the date of adoption.

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

The following table illustrates the allowance for credit losses and the related impact under ASU 2016-13 to the Company as of January 1, 2020.

	As Reported Under ASU 2016-13	Pre-ASU 2016-13 Adoption	Impact of ASU 2016-13 Adoption
	(in thousands)
Real estate loans:
Commercial property
Retail	$6,785	$4,911	$1,873
Hospitality	12,387	6,686	5,702
Other	13,415	8,060	5,355
Total commercial property loans	32,587	19,657	12,930
Construction loans	15,590	15,003	587
Residential/consumer loans	2,286	1,775	510
Total real estate loans	50,463	36,435	14,027
Commercial and industrial loans:
Commercial term loans	12,175	14,077	(1,903)
Commercial lines of credit	1,358	1,887	(529)
International loans	176	242	(65)
Total commercial loans	13,709	16,206	(2,497)
Equipment financing agreements	14,669	8,767	5,902
Allowance for credit losses on loans receivable	$78,841	$61,408	$17,432

Allowance for credit losses on off-balance sheet items	$2,062	$2,398	$(335)

Credit Losses on Off-Balance Sheet Credit Exposures

The Company has credit loss exposure for off-balance sheet lending commitments. The Company estimates expected credit losses for off-balance sheet exposures over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Adjustments to the allowance for credit losses on off-balance sheet credit exposures is recognized as a provision for credit loss expense.

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

Goodwill and other intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company performed its annual impairment test and determined no impairment existed as of December 31, 2022.

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

Bank-Owned Life Insurance

We have purchased single premium life insurance policies (“bank-owned life insurance”) on certain current and former officers. The Bank and named beneficiaries of various current and former covered officers are the beneficiaries under each policy. In the event of the death of a covered officer, the Bank and named beneficiaries of the covered officer will receive the specified insurance benefit from the insurance carrier. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due, if any, that are probable at settlement. Under the Split Dollar Death Benefit Agreement, upon death of an active or former employee, the designated beneficiary(ies) are eligible to receive benefits, which in the aggregate, totaled $3.0 million at December 31, 2022.

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

The Company's noninterest income primarily includes service charges on deposit accounts, trade finance and other service charges and fees, servicing income, bank-owned life insurance income and gains or losses on sale of SBA loans and securities. Based on our assessment of revenue streams related to the Company's noninterest income, we concluded that the Company's performance obligations for such revenue streams are typically satisfied as services are rendered. If applicable, the Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers, and records contract assets when services are provided to customers before payment is received or before payment is due. The Company’s noninterest revenue streams are largely based on transactional activities and since the Company generally receives payments for its services during the period or at the time services are provided, there are no contract asset or receivable balances as of December 31, 2022 and 2021. Consideration is often received immediately or shortly after the Company satisfies its performance obligations and revenue is recognized.

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

Treasury Stock

In January 2019, the Company's Board of Directors adopted a stock repurchase program. Under this repurchase program, the Company may repurchase up to 5.0% of its outstanding shares or approximately 1.5 million shares of its common stock. The program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to purchase any particular number of shares. During the year ended December 31, 2022, there were no stock repurchases.

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

Accounting Standards Adopted in 2022

None.

Recently Issued Accounting Standards Not Yet Effective

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting: On March 12, 2020, the FASB issued ASU 2020-04 to ease the potential burden in accounting for reference rate reform. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform.

The new guidance provided several optional expedients that reduce costs and complexity of accounting for reference rate reform, including measures to simplify or modify accounting issues resulting from reference rate reform for contract modifications, hedges, and debt securities.

ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848: In March 2021, it was announced LIBOR would cease on June 30, 2023. Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in this ASU will be deferred to December 31, 2024.

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

Note 2 — Securities

The following is a summary of securities available for sale as of December 31, 2022 and 2021:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
December 31, 2022
U.S. Treasury securities	$49,690	$—	$(1,664)	$48,026
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	540,590	63	(75,501)	465,152
Mortgage-backed securities - commercial	61,799	—	(10,507)	51,292
Collateralized mortgage obligations	98,236	—	(12,751)	85,485
Debt securities	150,338	—	(11,839)	138,499
Total U.S. government agency and sponsored agency obligations	850,963	63	(110,598)	740,428
Municipal bonds-tax exempt	78,143	—	(12,759)	65,384
Total securities available for sale	$978,796	$63	$(125,021)	$853,838

December 31, 2021
U.S. Treasury securities	$15,457	$1	$(61)	$15,397
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	558,365	15	(6,449)	551,931
Mortgage-backed securities - commercial	57,028	3	(1,457)	55,574
Collateralized mortgage obligations	95,153	41	(1,590)	93,604
Debt securities	117,499	—	(1,603)	115,896
Total U.S. government agency and sponsored agency obligations	828,045	59	(11,099)	817,005
Municipal bonds-tax exempt	79,152	117	(881)	78,388
Total securities available for sale	$922,654	$177	$(12,041)	$910,790

The amortized cost and estimated fair value of securities as of December 31, 2022, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Within one year	$28,665	$28,043
Over one year through five years	180,322	167,000
Over five years through ten years	39,213	35,318
Over ten years	730,596	623,477
Total	$978,796	$853,838

The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2022 and 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(in thousands, except number of securities)
December 31, 2022
U.S. Treasury securities	$(414)	$33,812	14	$(1,250)	$14,215	4	$(1,664)	$48,027	18
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(1,712)	36,009	18	(73,789)	424,302	105	(75,501)	460,311	123
Mortgage-backed securities - commercial	(84)	4,069	1	(10,423)	47,221	14	(10,507)	51,290	15
Collateralized mortgage obligations	(1,011)	23,606	8	(11,740)	61,879	20	(12,751)	85,485	28
Debt securities	(1,103)	31,714	8	(10,736)	106,785	22	(11,839)	138,499	30
Total U.S. government agency and sponsored agency obligations	(3,910)	95,398	35	(106,688)	640,187	161	(110,598)	735,585	196
Municipal bonds-tax exempt	—	—	—	(12,759)	65,385	19	(12,759)	65,385	19
Total	$(4,324)	$129,210	49	$(120,697)	$719,787	184	$(125,021)	$848,997	233

December 31, 2021
U.S. Treasury securities	$(61)	$8,391	2	$—	$—	—	$(61)	$8,391	2
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(5,484)	498,731	92	(965)	41,236	8	(6,449)	539,967	100
Mortgage-backed securities - commercial	(768)	36,879	10	(689)	18,221	3	(1,457)	55,100	13
Collateralized mortgage obligations	(1,256)	76,894	16	(334)	12,548	3	(1,590)	89,442	19
Debt securities	(1,503)	110,996	21	(100)	4,900	1	(1,603)	115,896	22
Total U.S. government agency and sponsored agency obligations	(9,011)	723,500	139	(2,088)	76,905	15	(11,099)	800,405	154
Municipal bonds-tax exempt	(881)	68,548	17	—		—	(881)	68,548	17
Total	$(9,953)	$800,439	158	$(2,088)	$76,905	15	$(12,041)	$877,344	173

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

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Gross realized gains on sales of securities	$—	$99	$15,712
Gross realized losses on sales of securities	—	(598)	—
Net realized gains (losses) on sales of securities	$—	$(499)	$15,712
Proceeds from sales of securities	$—	55,884	495,566

There were no sales of securities for the year ended December 31, 2022.

For the year ended December 31, 2021, the Company recorded $0.5 million in net realized losses from sale of securities that had previously been recognized as net unrealized losses of $0.1 million in comprehensive income. For the year ended December 31, 2020, the Company recorded $15.7 million in net realized gains from the sale of securities that had previously been recognized as net unrealized gains of $15.3 million in comprehensive income.

Securities available for sale with market values of $23.4 million and $34.7 million as of December 31, 2022 and 2021, respectively, were pledged to secure advances from the Federal Reserve Bank discount window facility, and for other purposes as required or permitted by law.

At year-end 2022, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.
Note 3 — Loans Receivable

The Board of Directors and management review and approve the Bank’s loan policy and procedures on a regular basis to reflect matters such as regulatory and organizational structure changes, strategic planning revisions, concentrations of credit, loan delinquencies and nonperforming loans, and problem loans.

Real estate loans are loans secured by liens or interest in real estate, to provide for the purchase, construction or refinance on real estate properties. Commercial and industrial loans consist of commercial term loans, commercial lines of credit and can include SBA loans. Alternatively, SBA loans can be real estate secured. Equipment financing agreements are typically secured by the business assets being financed. We maintain management loan review and monitoring departments that review and monitor pass graded loans as well as problem loans to prevent further deterioration.

Concentrations of Credit: The majority of the Bank’s loan portfolio consists of commercial real estate loans.

Loans receivable, net

Loans receivable consisted of the following as of the dates indicated:

	December 31,
	2022	2021
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,023,608	$970,134
Hospitality	646,893	717,692
Other (1)	2,053,675	1,919,033
Total commercial property loans	3,724,176	3,606,859
Construction	109,205	95,006
Residential (2)	734,472	400,546
Total real estate loans	4,567,853	4,102,411
Commercial and industrial loans (3)	804,492	561,831
Equipment financing agreements	594,788	487,299
Loans receivable	5,967,133	5,151,541
Allowance for credit losses	(71,523)	(72,557)
Loans receivable, net	$5,895,610	$5,078,984

(1)
Includes, among other property types, mixed-use, gas station, apartment, office, industrial, faith-based facilities and warehouse; the remaining real estate categories represent less than 1% of the Bank's total loans receivable.
(2)
Includes $2.4 million and $3.9 million of home equity loans and lines, and $4.6 million and $6.0 million of personal loans at December 31, 2022 and 2021, respectively.
(3)
At December 31, 2022 and 2021, PPP loans were $0.9 million and $3.0 million, respectively.

Accrued interest on loans was $16.0 million and $10.1 million at December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, loans of $1.99 billion and $2.30 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following table details the information on SBA loans held for sale by portfolio segment for the years ended December 31, 2022 and 2021:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
December 31, 2022
Balance at beginning of period	$6,954	$6,388	$13,342
Originations and transfers	99,547	51,278	150,825
Sales	(102,720)	(53,389)	(156,109)
Principal paydowns and amortization	(6)	(9)	(15)
Balance at end of period	$3,775	$4,268	$8,043

December 31, 2021
Balance at beginning of period	$8,042	$526	$8,568
Originations and transfers	87,775	177,968	265,743
Sales	(88,858)	(172,995)	(261,853)
Principal paydowns and amortization	(5)	889	884
Balance at end of period	$6,954	$6,388	$13,342

Loans held for sale was comprised of $8.0 million and $13.3 million of the guaranteed portion of SBA 7(a) loans at December 31, 2022 and 2021, respectively. All second draw PPP loans were sold by the third quarter of 2021. For the year ended December 31, 2021, the Company recognized $3.0 million of gains on the sale of $132.7 million second draw PPP loans.

Allowance for credit losses

The following table details the information on the allowance for credit losses by portfolio segment for the years ended December 31, 2022, 2021 and 2020:

	Real Estate	Commercial and Industrial	Equipment financing agreements	Total
	(in thousands)
December 31, 2022
Allowance for credit losses:
Beginning balance	$48,890	$12,418	$11,249	$72,557
Chargeoffs	(1,886)	(524)	(2,312)	(4,722)
Recoveries	848	1,178	1,322	3,348
Provision (recovery) for credit losses	(3,826)	2,195	1,971	340
Ending balance	$44,026	$15,267	$12,230	$71,523

December 31, 2021
Allowance for credit losses:
Beginning balance	$51,876	$21,410	$17,140	$90,426
Chargeoffs	(1,427)	(546)	(4,400)	(6,373)
Recoveries	10,807	897	946	12,650
Provision (recovery) for credit losses	(12,366)	(9,343)	(2,437)	(24,146)
Ending balance	$48,890	$12,418	$11,249	$72,557

December 31, 2020
Allowance for credit losses:
Beginning balance	$36,435	$16,206	$8,767	$61,408
Adjustment related to adoption of ASU 2016-13	14,028	(2,497)	5,902	17,433
Adjusted balance	50,463	13,709	14,669	78,841
Chargeoffs	(15,567)	(13,312)	(5,073)	(33,952)
Recoveries	2,124	336	603	3,063
Provision (recovery) for credit losses	14,856	20,677	6,941	42,474
Ending balance	$51,876	$21,410	$17,140	$90,426

The table below presents the allowance for credit losses by portfolio segment as a percentage of the total allowance for credit losses and loans by portfolio segment as a percentage of the aggregate investment of loans receivable for the years ended December 31, 2022 and 2021:

	December 31, 2022				December 31, 2021
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$7,872	11.0%	$1,023,608	17.2%	$6,579	9.1%	$970,134	18.8%
Hospitality	13,407	18.7	646,893	10.8	22,670	31.2	717,692	13.9
Other	15,349	21.5	2,053,675	34.4	15,065	20.8	1,919,033	37.3
Total commercial property loans	36,628	51.2	3,724,176	62.4	44,314	61.1	3,606,859	70.0
Construction	4,022	5.7	109,205	1.8	4,078	5.6	95,006	1.8
Residential	3,376	4.7	734,472	12.4	498	0.7	400,546	7.8
Total real estate loans	44,026	61.6	4,567,853	76.6	48,890	67.4	4,102,411	79.6
Commercial and industrial loans	15,267	21.3	804,492	13.5	12,418	17.1	561,831	10.9
Equipment financing agreements	12,230	17.1	594,788	10.0	11,249	15.5	487,299	9.5
Total	$71,523	100.0%	$5,967,133	100.0%	$72,557	100.0%	$5,151,541	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2022 and 2021, for which repayment is expected to be obtained through the sale of the underlying collateral and any collateral dependent loans that are still accruing but are considered nonperforming.

	December 31,
	2022	2021
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,930	$1,917
Hospitality	—	—
Other (1)	256	499
Total commercial property loans	2,186	2,416
Residential	508	982
Total real estate loans	2,694	3,398
Total	$2,694	$3,398

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

As of December 31, 2022 and 2021, the recorded investment in pass/pass-watch, special mention and classified (substandard, doubtful and loss) loans, disaggregated by loan class, were as follows:

	Pass/Pass- Watch	Special Mention	Classified	Total
	(in thousands)
December 31, 2022
Real estate loans:
Commercial property
Retail	$1,016,442	$5,236	$1,930	$1,023,608
Hospitality	628,698	—	18,195	646,893
Other	2,006,464	29,748	17,463	2,053,675
Total commercial property loans	3,651,604	34,984	37,588	3,724,176
Construction	109,205	—	—	109,205
Residential	733,464	500	508	734,472
Total real estate loans	4,494,273	35,484	38,096	4,567,853
Commercial and industrial loans	758,584	43,529	2,379	804,492
Equipment financing agreements	589,071	—	5,717	594,788
Total loans receivable	$5,841,928	$79,013	$46,192	$5,967,133

December 31, 2021
Real estate loans:
Commercial property
Retail	$952,651	$5,949	$11,534	$970,134
Hospitality	662,834	36,248	18,610	717,692
Other	1,891,877	9,846	17,310	1,919,033
Total commercial property loans	3,507,362	52,043	47,454	3,606,859
Construction	74,439	20,567	—	95,006
Residential	396,007	3,557	982	400,546
Total real estate loans	3,977,808	76,167	48,436	4,102,411
Commercial and industrial loans	537,652	19,127	5,052	561,831
Equipment financing agreements	480,154	—	7,145	487,299
Total loans receivable	$4,995,614	$95,294	$60,633	$5,151,541

Loans by Vintage Year and Risk Rating

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
December 31, 2022
Real estate loans:
Commercial property
Risk Rating
Pass / Pass Watch	$1,184,361	$901,029	$600,740	$404,786	$301,950	$207,861	$50,877	$3,651,604
Special Mention	847	13,384	5,857	7,115	—	6,080	1,701	34,984
Classified	—	—	412	4,312	12,304	20,560	—	37,588
Total commercial property	1,185,208	914,413	607,009	416,213	314,254	234,501	52,578	3,724,176

Construction
Risk Rating
Pass / Pass Watch	41,662	67,543	—	—	—	—	—	109,205
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total construction	41,662	67,543	—	—	—	—	—	109,205

Residential
Risk Rating
Pass / Pass Watch	405,975	173,236	13,102	232	731	134,766	5,422	733,464
Special Mention	—	—	—	—	—	—	500	500
Classified	12	—	—	—	—	496	—	508
Total residential	405,987	173,236	13,102	232	731	135,262	5,922	734,472

Total real estate loans
Risk Rating
Pass / Pass Watch	1,631,998	1,141,808	613,842	405,018	302,681	342,627	56,299	4,494,273
Special Mention	847	13,384	5,857	7,115	—	6,080	2,201	35,484
Classified	12	—	412	4,312	12,304	21,056	—	38,096
Total real estate loans	1,632,857	1,155,192	620,111	416,445	314,985	369,763	58,500	4,567,853

Commercial and industrial loans:
Risk Rating
Pass / Pass Watch	368,778	100,537	39,577	24,117	7,342	12,282	205,951	758,584
Special Mention	—	9,285	—	—	29	102	34,113	43,529
Classified	—	—	171	1,097	81	391	639	2,379
Total commercial and industrial loans	368,778	109,822	39,748	25,214	7,452	12,775	240,703	804,492

Equipment financing agreements:
Risk Rating
Pass / Pass Watch	305,249	165,313	46,970	52,133	17,608	1,798	—	589,071
Special Mention	—	—	—	—	—	—	—	—
Classified	630	2,542	311	1,581	565	88	—	5,717
Total equipment financing agreements	305,879	167,855	47,281	53,714	18,173	1,886	—	594,788

Total loans receivable:
Risk Rating
Pass / Pass Watch	2,306,025	1,407,658	700,389	481,268	327,631	356,707	262,250	5,841,928
Special Mention	847	22,669	5,857	7,115	29	6,182	36,314	79,013
Classified	642	2,542	894	6,990	12,950	21,535	639	46,192
Total loans receivable	$2,307,514	$1,432,869	$707,140	$495,373	$340,610	$384,424	$299,203	$5,967,133

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
	(in thousands)
December 31, 2022
Real estate loans:
Commercial property
Payment performance
Performing	$1,185,208	$914,413	$606,597	$416,213	$312,324	$233,643	$52,578	$3,720,976
Nonperforming	—	—	412	—	1,930	858		3,200
Total commercial property	1,185,208	914,413	607,009	416,213	314,254	234,501	52,578	3,724,176

Construction
Payment performance
Performing	41,662	67,543	—	—	—	—	—	109,205
Nonperforming	—	—	—	—	—	—	—	—
Total construction	41,662	67,543	—	—	—	—	—	109,205

Residential
Payment performance
Performing	405,975	173,236	13,102	232	731	134,766	5,922	733,964
Nonperforming	12	—	—	—	—	496	—	508
Total residential	405,987	173,236	13,102	232	731	135,262	5,922	734,472

Total real estate loans
Payment performance
Performing	1,632,845	1,155,192	619,699	416,445	313,055	368,409	58,500	4,564,145
Nonperforming	12	—	412	—	1,930	1,354	—	3,708
Total real estate loans	1,632,857	1,155,192	620,111	416,445	314,985	369,763	58,500	4,567,853

Commercial and industrial loans:
Payment performance
Performing	368,778	109,822	39,577	25,199	7,452	12,539	240,703	804,070
Nonperforming	—	—	171	15	—	236	—	422
Total commercial and industrial loans	368,778	109,822	39,748	25,214	7,452	12,775	240,703	804,492

Equipment financing agreements:
Payment performance
Performing	305,249	165,313	46,970	52,133	17,608	1,798	—	589,071
Nonperforming	630	2,542	311	1,581	565	88	—	5,717
Total equipment financing agreements	305,879	167,855	47,281	53,714	18,173	1,886	—	594,788

Total loans receivable:
Payment performance
Performing	2,306,872	1,430,327	706,246	493,777	338,115	382,746	299,203	5,957,286
Nonperforming	642	2,542	894	1,596	2,495	1,678	—	9,847
Total loans receivable	$2,307,514	$1,432,869	$707,140	$495,373	$340,610	$384,424	$299,203	$5,967,133

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

(1)
Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision

Nonaccrual Loans and Nonperforming Assets

The following tables represent the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of December 31, 2022 and 2021.

	December 31, 2022
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,929	$—	$—	$1,929
Other	540	731	—	1,271
Total commercial property loans	2,469	731	—	3,200
Residential	508	—	—	508
Total real estate loans	2,977	731	—	3,708
Commercial and industrial loans	—	422	—	422
Equipment financing agreements	215	5,501	—	5,716
Total	$3,192	$6,654	$—	$9,846

	December 31, 2021
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,918	$—	$—	$1,918
Other	1,745	337	—	2,082
Total commercial property loans	3,663	337	—	4,000
Residential	982	245	—	1,227
Total real estate loans	4,645	582	—	5,227
Commercial and industrial loans	8	980	—	988
Equipment financing agreements	1,172	5,973	—	7,145
Total	$5,825	$7,535	$—	$13,360

The following is an aging analysis of loans, disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
	(in thousands)
December 31, 2022
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$1,023,608	$1,023,608
Hospitality	—	—	—	—	646,893	646,893
Other	—	494	—	494	2,053,181	2,053,675
Total commercial property loans	—	494	—	494	3,723,682	3,724,176
Construction	—	—	—	—	109,205	109,205
Residential	313	804	7	1,124	733,348	734,472
Total real estate loans	313	1,298	7	1,618	4,566,235	4,567,853
Commercial and industrial loans	77	79	—	156	804,336	804,492
Equipment financing agreements	5,825	1,271	2,949	10,045	584,743	594,788
Total loans receivable	$6,215	$2,648	$2,956	$11,819	$5,955,314	$5,967,133

December 31, 2021
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$970,134	$970,134
Hospitality	556	—	—	556	717,136	717,692
Other	92	691	499	1,282	1,917,751	1,919,033
Total commercial property loans	648	691	499	1,838	3,605,021	3,606,859
Construction	—	—	—	—	95,006	95,006
Residential	570	750	556	1,876	398,670	400,546
Total real estate loans	1,218	1,441	1,055	3,714	4,098,697	4,102,411
Commercial and industrial loans	56	9	—	65	561,766	561,831
Equipment financing agreements	3,764	1,992	1,181	6,937	480,362	487,299
Total loans receivable	$5,038	$3,442	$2,236	$10,716	$5,140,825	$5,151,541

There were no loans that were 90 days or more past due and accruing interest as of December 31, 2022 and 2021. $6.9 million and $11.1 million of loans current or past due less than 90 days were classified as nonaccrual at December 31, 2022 and 2021, respectively.

At December 31, 2022, for loans previously modified under the CARES Act, $1.2 million were 30-59 days past due, $0.7 million were 60-89 days past due, and $0.7 million were 90 days or more past due. At December 31, 2021, for loans currently modified loans under the CARES Act, $47,000 were 30-59 days past due and $5,000 were 60-89 days past due, and for loans previously modified under the CARES Act, $1.2 million were 30-59 days past due, $1.1 million were 60-89 days past due, and $1.1 million were 90 days or more past due.

The following table details nonperforming assets as of the dates indicated:

	As of December 31,
	2022	2021
	(in thousands)
Nonaccrual loans	$9,846	$13,360
Loans receivable 90 days or more past due and still accruing	—	—
Total nonperforming loans receivable	9,846	13,360
Other real estate owned ("OREO")	117	675
Total nonperforming assets	$9,963	$14,035

OREO consisted of one property with a carrying value of $0.1 million as of December 31, 2022, and one property with a carrying value of $0.7 million as of December 31, 2021. OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021.

Troubled Debt Restructurings

The following table details the recorded investment in TDRs, disaggregated by concession type and by loan type, as of December 31, 2022 and 2021:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(in thousands)
December 31, 2022
Real estate loans	$255	$—	$84	$—	$339	$—	$1,185	$—	$—	$1,185
Commercial and industrial loans	—	106	—	—	106	—	—	—	—	—
Total	$255	$106	$84	$—	$445	$—	$1,185	$—	$—	$1,185

December 31, 2021
Real estate loans	$346	$2,046	$372	$—	$2,764	$—	$—	$—	$—	$—
Commercial and industrial loans	—	124	—	—	124	—	—	—	—	—
Total	$346	$2,170	$372	$—	$2,888	$—	$—	$—	$—	$—

Accruing TDRs are collectively evaluated along with performing and accruing loans and nonaccrual TDRs are individually evaluated for specific expected credit losses using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. At December 31, 2022 and 2021, nonaccrual TDRs were subjected to specific expected credit losses analysis. We determined an expected credit loss allowance of $15,000 and $4,000 as of December 31, 2022 and 2021, respectively, related to these loans and such allowances were included in the allowance for credit losses.

The following table presents the number of loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2022, 2021 and 2020 with their pre- and post-modification recorded amounts.

	December 31, 2022			December 31, 2021			December 31, 2020
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(in thousands except for number of loans)
Real estate loans	1	$92	$84	—	$—	$—	5	$4,479	$3,676
Commercial and industrial loans	—	—	—	—	—	—	—	—	—
Total	1	$92	$84	—	$—	$—	5	$4,479	$3,676

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. No loans defaulted during the twelve months ended December 31, 2022 and 2021, following modification.
Note 4 — Servicing Assets

The changes in servicing assets for the years ended December 31, 2022 and 2021 were as follows:

	As of December 31,
	2022	2021
	(in thousands)
Balance at beginning of period	$7,080	$6,212
Additions related to sale of SBA loans	3,153	3,160
Amortization	(2,672)	(2,292)
Change in valuation allowance	(385)	—
Balance at end of period	$7,176	$7,080

At December 31, 2022 and 2021, we serviced loans sold to unaffiliated parties in the amount of $523.6 million and $473.5 million, respectively. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

The Company recorded servicing fee income of $4.9 million, $4.6 million and $4.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Servicing fee income, net of amortization of servicing assets and liabilities, is included in other operating income in the consolidated statements of income.

The fair value of servicing rights was $7.1 million at December 31, 2022. Fair value at December 31, 2022 was determined using discount rates ranging from 21.9% to 25.3% and prepayment speeds ranging from 10.8% to 16.7%, depending on the stratification of the specific servicing right. The fair value of servicing rights was $8.1 million at December 31, 2021. Fair value at December 31, 2021 was determined using discount rates ranging from 10.4% to 16.7% and prepayment speeds ranging from 10.2% to 12.8%, depending on the stratification of the specific servicing right.

Note 5 — Premises and Equipment

The following is a summary of the major components of premises and equipment:

	As of December 31,
	2022	2021
	(in thousands)
Land	$6,850	$6,850
Building and improvements	12,643	12,438
Furniture and equipment	30,341	30,186
Leasehold improvements	18,278	17,462
Leased equipment	—	880
	68,112	67,816
Accumulated depreciation and amortization	(45,262)	(43,028)
Total premises and equipment, net	$22,850	$24,788

Depreciation and amortization expense related to premises and equipment was $3.9 million, $4.4 million and $4.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

In determining whether a contract contained a lease, we determined whether an arrangement was or included a lease at contract inception. Operating lease right-of-use asset and liability were recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. The right-of-use asset and lease liability were $40.4 million and $44.2 million, respectively, as of December 31, 2022. The outstanding balances of the right-of-use asset and lease liability were $46.3 million and $49.7 million, respectively, as of December 31, 2021.

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

We lease our premises under non-cancelable operating leases. At December 31, 2022, future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2023	$7,901
2024	7,410
2025	6,855
2026	5,527
2027	5,147
Thereafter	15,439
Remaining lease commitments	48,278
Interest	(4,053)
Present value of lease liability	$44,225

For the years ended December 31, 2022, 2021 and 2020, net rental expenses recorded under such leases amounted to $8.3 million, $8.5 million, and $8.5 million, respectively.

Weighted average remaining lease terms for the Company’s operating leases were 7.12 years and 7.85 years, respectively, as of December 31, 2022 and 2021. Weighted average discount rates used for the Company’s operating leases were 2.42% and 2.38%, respectively, as of December 31, 2022 and 2021. Net lease expense recognized for the twelve months ended December 31, 2022, 2021 and 2020 was $8.3 million, $8.5 million and $8.5 million, respectively. This included operating lease costs of $7.9 million, $8.1 million and $8.5 million, for the twelve months ended December 31, 2022, 2021 and 2020, respectively. The Company chose the practical expedients and reviewed the lease and non-lease components for any impairment or otherwise, subsequently determining that no cumulative-effect adjustment to equity was necessary as part of implementing the modified retrospective approach for its adoption of ASC 842.

Cash paid, and included in cash flows from operating activities, for amounts included in the measurement of the lease liability for the Company's operating leases for the twelve months ended December 31, 2022, 2021 and 2020 was $8.0 million, $8.0 million and $7.6 million, respectively.

Note 7 — Goodwill and other intangibles

The third-party originators intangible of $483,000 and goodwill of $11.0 million were recorded as a result of the acquisition of an equipment financing agreements portfolio in 2016. The core deposit intangible of $2.2 million was recognized for the core deposits acquired in a 2014 acquisition. The Company's intangible assets were as follows for the periods indicated:

		December 31, 2022			December 31, 2021
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Core deposit intangible	10 years	$2,213	$(2,031)	$182	$2,213	$(1,900)	$313
Third-party originators intangible	7 years	483	(471)	12	483	(432)	51
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$13,727	$(2,502)	$11,225	$13,727	$(2,332)	$11,395

The Company performed its annual goodwill impairment analysis in the fourth quarter of 2022 and determined no impairment existed as of December 31, 2022. As of December 31, 2022, management was not aware of any circumstances that would indicate impairment of goodwill or other intangible assets. There were no impairment charges related to intangible assets recorded in earnings in the three years ended December 31, 2022.

Note 8 — Deposits

Time deposits of $250,000 or more at year-end 2022 and 2021 were $697.0 million and $208.5 million, respectively.

At December 31, 2022, the scheduled maturities of time deposits were as follows:

Year Ending December 31,	Time Deposits of $250,000 or More	Other Time Deposits	Total
	(in thousands)
2023	$696,470	$1,185,020	$1,881,490
2024	—	68,037	68,037
2025	266	3,151	3,417
2026	263	2,430	2,693
2027 & thereafter	—	570	570
Total	$696,999	$1,259,208	$1,956,207

A summary of interest expense on deposits was as follows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Demand: interest-bearing	$100	$61	$70
Money market and savings	12,753	5,199	11,016
Time deposits of $250,000 or more	4,457	726	3,521
Other time deposits	8,628	5,669	19,387
Total interest expense on deposits	$25,938	$11,655	$33,994

Accrued interest payable on deposits was $7.8 million and $1.2 million at December 31, 2022 and 2021, respectively. Total deposits reclassified to loans due to overdrafts at December 31, 2022 and 2021 were $1.2 million and $0.3 million, respectively.

Note 9 — Borrowings

Borrowings consisted of FHLB advances, which represent collateralized obligations with the FHLB. The following is a summary of contractual maturities of FHLB advances:

	As of December 31,
	2022		2021
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Overnight advances	$250,000	4.65%	$—	—%
Advances due within 12 months	50,000	0.97	50,000	1.62
Advances due over 12 months through 24 months	37,500	0.40	50,000	0.97
Advances due over 24 months through 36 months	12,500	1.90	37,500	0.40
Outstanding advances	$350,000	3.57%	$137,500	1.05%

The following is financial data pertaining to FHLB advances:

	As of December 31,
	2022	2021	2020
	(dollars in thousands)
Weighted-average interest rate at end of year	3.57%	1.05%	1.40%
Weighted-average interest rate during the year	1.52%	1.17%	1.42%
Average balance of FHLB advances	$148,027	$145,277	$156,601
Maximum amount outstanding at any month-end	$350,000	$162,500	$300,000

We have pledged loans receivable with market values of $1.99 billion as collateral with the FHLB for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is $1.54 billion, of which $1.07 billion remained available as of December 31, 2022. At December 31, 2022, we had $22.0 million available for use through the Federal Reserve Bank of San Francisco discount window, as we pledged securities with carrying values of $23.4 million, and there were no borrowings.

At December 31, 2022, advances from the FHLB were $350.0 million, an increase of $212.5 million from $137.5 million at December 31, 2021. FHLB overnight advances were $250.0 million while $100.0 million were term borrowings at December 31, 2022. All of the FHLB advances were term borrowings at December 31, 2021. For the years ended December 31, 2022, 2021 and 2020, interest expense on FHLB advances were $2.2 million, $1.7 million and $2.2, respectively, and the weighted-average interest rates were 1.52%, 1.17% and 1.42%, respectively.

Note 10 — Subordinated Debentures

On August 20, 2021, the Company issued Fixed-to-Floating Subordinated Notes (“2031 Notes”) of $110.0 million with a final maturity date of September 1, 2031. The 2031 Notes have an initial fixed interest rate of 3.75% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, up to but excluding September 1, 2026. From and including September 1, 2026 and thereafter, the 2031 Notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be the Three-Month Term SOFR) plus 310 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. If the then current three-month term SOFR rate is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance cost was $2.1 million, which is being amortized through the 2031 Notes maturity date. At December 31, 2022 and 2021, the balance of the 2031 Notes included in the Company’s Consolidated Balance Sheet, net of debt issuance cost, was $108.2 million and $108.0 million, respectively. The amortization of debt issuance cost was $176,000, $62,000 and $0 for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company issued Fixed-to-Floating Subordinated Notes (“2027 Notes”) of $100.0 million on March 21, 2017, with a final maturity on March 30, 2027. The Notes have an initial fixed interest rate of 5.45% per annum, payable semi-annually on March 30 and September 30 of each year. From and including March 30, 2022 and thereafter, the 2027 Notes bear interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.315% payable quarterly. If the then current three-month LIBOR is less than zero, three-month LIBOR will be deemed to be zero. Debt issuance cost was $2.3 million, which is being amortized through the Note’s maturity date.

During the year ended December 31, 2022, the Company redeemed its 2027 Notes. A portion of the redemption was funded with the proceeds from the Company’s 2021 subordinated debt offering. The redemption price for each of the 2027 Notes equaled 100% of the outstanding principal amount redeemed, plus any accrued and unpaid interest thereon. All interest accrued on the 2027 Notes ceased to accrue on and after March 30, 2022. Upon the redemption, the Company recognized a pre-tax charge of $1.1 million for the remaining unamortized debt issuance costs associated with the 2027 Notes. The amortization of debt issuance cost was $1.1 million, $0.3 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

At December 31, 2022 and 2021, the balance of Fixed-to-Floating Subordinated Notes included in the Company’s Consolidated Balance Sheet, net of debt issuance cost, was $108.2 million and $194.2 million, respectively.

The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005 which issued $26.0 million of Trust Preferred Securities (“TPS”) at a 6.26% fixed rate for the first five years and a variable rate at the three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At December 31, 2022 and 2021, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $5.6 million and $6.0 million, was $21.2 million and $20.8 million, respectively. The amortization of discount was $412,000, $402,000 and $390,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Unrecognized tax benefits at beginning of year	$258	$—	$73
Gross decreases for tax positions of prior years	—	—	(73)
Gross increase for new tax positions	—	258	—
Unrecognized tax benefits at end of year	$258	$258	$—

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $258,000, $258,000 and $0 as of December 31, 2022, 2021 and 2020, respectively. The Company records interest expense and penalties related to unrecognized tax benefits in income tax expense. The amount of accrued interest was $33,000 and $0 at December 31, 2022 and 2021, respectively. The amount of penalties accrued was $44,000 and $0 at December 31, 2022 and 2021, respectively.

For the year ended December 31, 2022, there was no change to unrecognized tax benefits related to California Enterprise Zone hiring credits. For the year ended December 31, 2021, unrecognized tax benefits increased by $258,000 related to California Enterprise Zone hiring credits. For the year ended December 31, 2020, unrecognized tax benefits decreased by $73,000 related to the filing of state income tax returns for open tax years and jurisdictions in which the Company had nexus.

We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest and penalties are included within accrued expenses and liabilities on the Consolidated Balance Sheets.

As of December 31, 2022, the Company is subject to examination by federal and various state tax authorities for certain years ending December 31, 2018 through 2021.

A summary of the provision for income taxes was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current expense:
Federal	$1,310	$21,805	$10,565
State	304	10,901	6,310
Total current expense	1,614	32,706	16,875
Deferred expense (benefit):
Federal	$27,674	4,914	663
State	10,045	(803)	(239)
Total deferred expense	37,719	4,111	424
Income tax expense	$39,333	$36,817	$17,299

Deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Deferred tax assets:
Provision for credit losses	$21,626	$21,671	$26,883
Purchase accounting	2,149	3,360	3,902
Net operating loss carryforward	14,590	15,316	15,342
Unrealized loss on securities available for sale	35,973	3,421	—
Lease liability	13,029	14,712	15,562
Tax credits	1,711	—	—
State taxes	54	2,318	1,223
Other	3,793	4,032	3,669
Total deferred tax assets	92,925	64,830	66,581
Deferred tax liabilities:
Mark to market	(38,916)	(3,531)	(1,660)
Depreciation	(1,292)	(1,292)	(631)
Unrealized gain on securities available for sale	—	—	(1,247)
Leases - right of use assets	(11,932)	(13,738)	(15,044)
Other	(2,836)	(2,650)	(2,228)
Total deferred tax liabilities	(54,976)	(21,211)	(20,810)
Valuation allowance	(1,276)	(1,644)	(4,352)
Net deferred tax assets	$36,673	$41,975	$41,418

As of each reporting date, management considers the realization of deferred tax assets based on management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. As of December 31, 2022, management determined that a valuation allowance of $1.3 million was appropriate against certain state net operating losses. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. As of December 31, 2021, management determined that a valuation allowance of $1.6 million was appropriate against certain state net operating losses.

As of December 31, 2022, the Company had net operating loss carryforwards of $9.7 million and $204.1 million for federal and state income tax purposes, respectively. The federal net operating loss carryforwards of $9.7 million expire at various dates from 2034 to 2035. The state net operating loss carryforwards include California of $142.1 million which expire at various dates from 2031 through 2035, and Illinois of $62.0 million which expire at various dates from 2035-2036. Management determined that a partial valuation allowance was required against the Illinois net operating loss carryforwards. As of December 31, 2022, the Company had $1.7 million low income housing tax credit carryforwards.

Reconciliation between the federal statutory income tax rate and the effective tax rates is shown in the following table:

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	21.00%	21.00%	21.00%
State taxes, net of federal tax benefits	7.33	5.81	7.86
Tax credit - federal	(1.30)	(1.16)	(2.68)
Low-income housing amortization	1.34	1.37	3.02
Other	(0.42)	0.16	(0.12)
Effective tax rate	27.95%	27.18%	29.08%

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

Note 12 — Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income for the year ended December 31, 2022, 2021 and 2020 was as follows:

	Unrealized Gains and Losses on Available-for- Sale Securities	Tax Benefit (Expense)	Total
	(in thousands)
For the year ended December 31, 2022
Balance at beginning of period	$(11,864)	$3,421	$(8,443)
Other comprehensive income (loss) before reclassification	(113,094)	32,552	(80,542)
Net current period other comprehensive income	(113,094)	32,552	(80,542)
Balance at end of period	$(124,958)	$35,973	$(88,985)

For the year ended December 31, 2021
Balance at beginning of period	$4,323	$(1,247)	$3,076
Other comprehensive income (loss) before reclassification	(16,686)	4,668	(12,018)
Reclassification from accumulated other comprehensive income	499	—	499
Net current period other comprehensive income	(16,187)	4,668	(11,519)
Balance at end of period	$(11,864)	$3,421	$(8,443)

For the year ended December 31, 2020
Balance at beginning of period	$4,752	$(1,370)	$3,382
Other comprehensive income (loss) before reclassification	15,283	123	15,406
Reclassification from accumulated other comprehensive income	(15,712)	—	(15,712)
Net current period other comprehensive income	(429)	123	(306)
Balance at end of period	$4,323	$(1,247)	$3,076

For the year ended December 31, 2022, there was no sale of securities.

For the year ended December 31, 2021, there was a $0.5 million reclassification from accumulated other comprehensive income to net loss on sales of securities in noninterest income. Net unrealized losses of $0.1 million related to these sold securities had previously been recorded in accumulated other comprehensive income or loss.

For the year ended December 31, 2020, there was a $15.7 million reclassification from accumulated other comprehensive income to net gain on sales of securities in noninterest income. Net unrealized gains of $15.3 million related to these sold securities had previously been recorded in accumulated other comprehensive income or loss.

Note 13 — Regulatory Matters

Risk-Based Capital

Federal bank regulatory agencies require bank holding companies and banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.00% and a minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%. In addition to the risk-based guidelines, federal bank regulatory agencies require bank holding companies and banks to maintain a minimum ratio of Tier 1 capital to average assets, referred to as the leverage ratio, of 4.00%.

In order for banks to be considered “well capitalized,” federal bank regulatory agencies require them to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 10.00% and a minimum ratio of Tier 1 capital to risk-weighted assets of 8.00%. In addition to the risk-based guidelines, federal bank regulatory agencies require depository institutions to maintain a minimum ratio of Tier 1 capital to average assets, referred to as the leverage ratio, of 5.00%.

At December 31, 2022, the Bank’s capital ratios exceeded the minimum requirements to place the Bank in the “well capitalized” category and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.50% must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Bank’s capital conservation buffer was 5.86% and 6.72% and the Company's capital conservation buffer was 5.71% and 5.97% as of December 31, 2022 and 2021, respectively.

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

The capital ratios of Hanmi Financial and the Bank as of December 31, 2022 and 2021 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2022
Total capital (to risk-weighted assets):
Hanmi Financial	$901,239	14.49%	$497,508	8.00%	N/A	N/A
Hanmi Bank	$860,503	13.86%	$496,607	8.00%	$620,758	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$728,344	11.71%	$373,131	6.00%	N/A	N/A
Hanmi Bank	$797,608	12.85%	$372,455	6.00%	$496,607	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$707,101	11.37%	$279,848	4.50%	N/A	N/A
Hanmi Bank	$797,608	12.85%	$279,341	4.50%	$403,493	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$728,344	10.07%	$289,311	4.00%	N/A	N/A
Hanmi Bank	$797,608	11.07%	$288,110	4.00%	$360,137	5.00%

December 31, 2021
Total capital (to risk-weighted assets):
Hanmi Financial	$912,527	16.61%	$439,386	8.00%	N/A	N/A
Hanmi Bank	$809,280	14.72%	$439,858	8.00%	$549,822	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$657,251	11.97%	$329,539	6.00%	N/A	N/A
Hanmi Bank	$748,178	13.61%	$329,893	6.00%	$439,858	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$636,420	11.59%	$247,155	4.50%	N/A	N/A
Hanmi Bank	$748,178	13.61%	$247,420	4.50%	$357,385	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$657,251	9.63%	$273,133	4.00%	N/A	N/A
Hanmi Bank	$748,178	10.96%	$273,101	4.00%	$341,376	5.00%

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

Loans held for sale – All loans held for sale are SBA loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all, or, part of these loans directly from the purchasing financial institutions. Premiums received, or, to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At December 31, 2022 and 2021, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2022 and 2021, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Total Fair Value
	(in thousands)
December 31, 2022
Assets:
Securities available for sale:
U.S. Treasury securities	$48,026	$—	$—	$48,026
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	465,152	—	465,152
Mortgage-backed securities - commercial	—	51,292	—	51,292
Collateralized mortgage obligations	—	85,485	—	85,485
Debt securities	—	138,499	—	138,499
Total U.S. government agency and sponsored agency obligations	—	740,428	—	740,428
Municipal bonds-tax exempt	—	65,384	—	65,384
Total securities available for sale	$48,026	$805,812	$—	$853,838
Derivative financial instruments	$—	$7,507	$—	$7,507

Liabilities:
Derivative financial instruments	$—	$7,375	$—	$7,375

December 31, 2021
Assets:
Securities available for sale:
U.S. Treasury securities	$15,397	$—	$—	$15,397
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	551,931	—	551,931
Mortgage-backed securities - commercial	—	55,574	—	55,574
Collateralized mortgage obligations	—	93,604	—	93,604
Debt securities	—	115,896	—	115,896
Total U.S. government agency and sponsored agency obligations	—	817,005	—	817,005
Municipal bonds-tax exempt	—	78,388	—	78,388
Total securities available for sale	$15,397	$895,393	$—	$910,790
Derivative financial instruments	$—	$1,379	$—	$1,379

Liabilities:
Derivative financial instruments	$—	$1,360	$—	$1,360

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of December 31, 2022 and 2021, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
	Total	Prices in Active Markets for Identical Assets	Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs
	(in thousands)
December 31, 2022
Assets:
Collateral dependent loans (1)	$2,694	$—	$—	$2,694
Other real estate owned	117	—	—	117
Repossessed personal property	467	—	—	467
Servicing assets	7,176	—	—	7,176

December 31, 2021
Assets:
Collateral dependent loans (2)	$3,398	$—	$—	$3,398
Other real estate owned	675	—	—	675
Repossessed personal property	8	—	—	8

(1) Consisted of real estate loans of $2.7 million.

(2) Consisted of real estate loans of $3.4 million.

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at December 31, 2022 and 2021:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(dollars in thousands)
December 31, 2022
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$1,930	Market approach	Market data comparison	5% to 25% / 16%	(1)
Other	256	Market approach	Market data comparison	(42)% to 3% / (24)%	(1)
Residential	508	Market approach	Market data comparison	(15)% to 3% / (1)%	(1)
Total real estate loans	2,694
Total	$2,694

Other real estate owned	$117	Market approach	Market data comparison	(20)% to 20% / (2)%	(1)

Repossessed personal property	467	Market approach	Market data comparison		(2)

Servicing assets	7,176	Market approach	Prepayment rate Discount rate	11% to 17% / 16% 22% to 25% / 22%	(3)

December 31, 2021
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$1,917	Market approach	Market data comparison	(28)% to 23% / (6)%	(1)
Other	499	Market approach	Market data comparison	(20)% to 20% / 0%	(1)
Residential	982	Market approach	Market data comparison	(19)% to 8% / 3%	(1)
Total real estate loans	3,398
Total	$3,398

Other real estate owned	$675	Market approach	Market data comparison	(20)% to (5)% / (12)%	(1)

Repossessed personal property	8	Market approach	Market data comparison		(2)

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
(3)
Fair value is based on a valuation model using the present value of estimated future cash flows, prepayment speeds, default rates, and discount rates. Servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into income over the period of the estimated future net servicing income of the underlying loans.

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

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). This standard, among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we have concluded that the carrying amounts approximate fair value, the fair value estimates shown below are based on an exit price notion as of December 31, 2022 and 2021, as required by ASU 2016-01. The financial instruments for which we have concluded that the carrying amounts approximate fair value include: cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits.

The estimated fair values of financial instruments were as follows:

	December 31, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$352,421	$352,421	$—	$—
Securities available for sale	853,838	48,026	805,812	—
Loans held for sale	8,043	—	8,423	—
Loans receivable, net of allowance for credit losses	5,895,610	—	—	5,808,190
Accrued interest receivable	18,537	18,537	—	—
Financial liabilities:
Noninterest-bearing deposits	2,539,602	—	2,539,602	—
Interest-bearing deposits	3,628,470	—	—	3,623,827
Borrowings and subordinated debentures	479,409	—	345,867	126,828
Accrued interest payable	7,792	7,792	—	—

	December 31, 2021
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$608,965	$608,965	$—	$—
Securities available for sale	910,790	15,397	895,393	—
Loans held for sale	13,342	—	14,723	—
Loans receivable, net of allowance for credit losses	5,078,984	—	—	5,072,282
Accrued interest receivable	11,976	11,976	—	—
Financial liabilities:
Noninterest-bearing deposits	2,574,517	—	2,574,517	—
Interest-bearing deposits	3,211,752	—	—	3,211,708
Borrowings and subordinated debentures	352,506	—	137,198	213,179
Accrued interest payable	1,161	1,161	—	—

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

Loans receivable, net of allowance for credit losses – The fair value of loans receivable is estimated based on the discounted cash flow approach. To estimate the fair value of the loans, certain loan characteristics such as account types, remaining terms, annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances are considered. Additionally, the Company’s prior charge-off rates and loss ratios as well as various other assumptions relating to credit, interest, and prepayment risks are used as part of valuing the loan portfolio. Subsequently, the loans were individually evaluated by sorting and pooling them based on loan types, credit risk grades, and payment types. Consistent with the requirements of ASU 2016-01 which was adopted by the Company on January 1, 2018, the fair value of the Company's loans receivable is considered to be an exit price notion as of December 31, 2022 (Level 3).

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
Note 15 — Share-based Compensation

At December 31, 2022, we had one incentive plan, the 2021 Equity Compensation Plan (the “2021 Plan”), which became effective on May 26, 2021. The 2021 Plan serves as the successor to the 2013 Equity Compensation Plan (the “2013 Plan”). Outstanding awards granted under the 2013 Plan continue to be governed by the 2013 Plan.

The Company may provide awards of options, stock appreciation rights, restricted stock awards, restricted stock unit awards, shares granted as a bonus or in lieu of another award, dividend equivalent, other stock-based award or performance award, together with any other right or interest to a participant. Participants include executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. Under the 2021 Plan, we may grant equity incentive awards for up to 1,500,000 shares of common stock. As of December 31, 2022, 1,326,699 shares were still available for issuance under the 2021 Plan.

The table below provides the share-based compensation expense and related tax benefits for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Share-based compensation expense	$2,595	$2,436	$2,544
Related tax benefits	$752	$703	$734

As of December 31, 2022, unrecognized share-based compensation expense was $2.2 million with an average expected recognition period of 1.9 years.

2013 and 2021 Equity Compensation Plans

Stock Options

All stock options granted under the Plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock options granted generally vest based on three to five years of continuous service and expire ten years from the date of grant. New shares of common stock are issued or treasury shares are utilized upon the exercise of stock options. There were no options granted during the three years ended December 31, 2022, 2021 or 2020.

The following information under the Plans is presented for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Total intrinsic value of options exercised (1)	$20	$—	$—
Cash received from options exercised	$19	$—	$—

(1)
Intrinsic value represents the difference between the closing stock price on the exercise date and the exercise price, multiplied by the number of options.

The following is a summary of stock option transactions under the Plans for the periods indicated:

	Year Ended December 31,
	2022		2021		2020
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Options outstanding at beginning of period	115,938	$19.58	125,938	$19.59	156,438	$18.84
Options exercised	1,500	$12.54	—	$—	—	$—
Options forfeited	—	$—	(10,000)	$19.74	(30,500)	$15.73
Options expired	(6,438)	$12.54	—	$—	—	$—
Options outstanding at end of period	111,000	$19.89	115,938	$19.58	125,938	$19.59
Options exercisable at end of period	111,000	$19.89	115,938	$19.58	125,938	$19.59

As of December 31, 2022, there was no unrecognized compensation cost as all stock options issued under the plan had fully vested.

As of December 31, 2022, stock options outstanding under the Plans were as follows:

	Options Outstanding				Options Exercisable
	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
$15.00 to $19.99	50,000	$416	$16.43	1.66	50,000	$416	$16.43	1.66
$20.00 to $24.83	61,000	123	22.73	2.84	61,000	123	22.73	2.84
	111,000	$539	$19.89	2.30	111,000	$539	$19.89	2.30

(1)
Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $24.75 as of December 31, 2022, and the exercise price, multiplied by the number of options. This value is presented in thousands.

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

The table below provides information for restricted stock awards under the 2013 Plan for the periods indicated:

	2022		2021		2020
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	152,087	$17.24	243,708	$15.60	296,201	$22.91
Restricted stock granted	101,271	$24.56	75,679	$19.62	125,896	$8.51
Restricted stock vested	(89,699)	$23.95	(134,659)	$16.01	(137,892)	$24.68
Restricted stock forfeited	(7,485)	$23.46	(32,641)	$15.02	(40,497)	$16.55
Restricted stock at end of period	156,174	$21.29	152,087	$17.24	243,708	$15.60

As of December 31, 2022, there was $2.2 million of total unrecognized compensation cost related to nonvested shares granted under the 2013 Plan. The cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the years ended December 31, 2022, 2021 and 2020 was $2.1 million, $2.7 million, and $1.4 million, respectively.

Performance Stock Units

During the twelve months ended December 31, 2022, the Company granted to members of executive management 38,036 performance stock units (“PSUs”) from the 2021 Plan with a grant date fair value of $0.9 million. PSUs are similar to restricted stock awards, except the recipient does not receive the stock immediately, but instead receives it in accordance to a vesting plan and distribution schedule after achieving required performance milestones and upon remaining with the Company for a particular length of time. Each PSU that vests entitles the recipient to receive one share of the Company’s common stock on a specified issuance date.

PSUs granted vest into shares based on a three-year cliff vesting subject to achievement of a total shareholder return (“TSR”) performance metric and, for 2022, were determined to have a grant date fair value of $25.10 per share. The fair value of the performance PSUs at the grant date was determined using a Monte Carlo simulation method. The number of PSUs subject to the TSR that ultimately vest at the end of the three-year vesting performance period, if any, will be based on the relative rank of the Company’s TSR among the TSRs of a peer group of 51 regional banks. Although the recipient does receive dividend equivalent rights for any dividends paid during the performance period based on the target shares granted, no stockholder rights, including voting, or liquidation rights will be conferred upon the recipient until becoming the record holder of those shares.

The table below provides information for performance stock units under the 2021 Plans for the periods indicated:

	2022		2021		2020
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Performance stock at beginning of period	66,563	$15.25	23,937	$9.65	—	$—
Performance stock granted	38,036	$25.10	42,626	$18.40	23,937	$9.65
Performance stock vested	—	$—	—	$—	—	$—
Performance stock forfeited	—	$—	—	$—	—	$—
Performance stock at end of period	104,599	$18.83	66,563	$15.25	23,937	$9.65

Compensation expense for these units is based on the fair value of the grants at the grant date and is amortized on a straight-line basis over the vesting period. For the twelve months ended December 31, 2022, total compensation expense for the PSUs was $0.8 million. The total fair value of the PSUs at December 31, 2022 was $3.9 million.

Note 16 — Earnings per Share

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

		Weighted-
	Net	Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount (1)
	(dollars in thousands except share and per share data)
Year Ended December 31, 2022
Basic EPS
Net income	$101,394	30,299,148	$3.35
Less: income allocated to unvested restricted stock	558	30,299,148	0.02
Basic EPS	$100,836	30,299,148	$3.33
Effect of dilutive securities - options and unvested restricted stock	—	92,909	—
Diluted EPS
Net income	$101,394	30,392,057	$3.34
Less: income allocated to unvested restricted stock	558	30,392,057	0.02
Diluted EPS	$100,836	30,392,057	$3.32

Year Ended December 31, 2021
Basic EPS
Net income	$98,677	30,393,559	$3.25
Less: income allocated to unvested restricted stock	671	30,393,559	0.02
Basic EPS	$98,006	30,393,559	$3.22
Effect of dilutive securities - options and unvested restricted stock	—	78,188	—
Diluted EPS
Net income	$98,677	30,471,747	$3.24
Less: income allocated to unvested restricted stock	671	30,471,747	0.02
Diluted EPS	$98,006	30,471,747	$3.22

Year Ended December 31, 2020
Basic EPS
Net income	$42,196	30,280,415	$1.39
Less: income allocated to unvested restricted stock	532	30,280,415	0.02
Basic EPS	$41,664	30,280,415	$1.38
Effect of dilutive securities - options and unvested restricted stock	—	—	—
Diluted EPS
Net income	$42,196	30,280,415	$1.39
Less: income allocated to unvested restricted stock	532	30,280,415	0.02
Diluted EPS	$41,664	30,280,415	$1.38

(1)
Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

There were no anti-dilutive options outstanding for the years ended December 31, 2022, 2021 and 2020.

Note 17 — Employee Benefits

401(k) Plan

We have a 401(k) plan for the benefit of substantially all of our employees. We match 75% of participant contributions to the 401(k) plan up to 8% of each 401(k) plan participant’s annual compensation. Contributions to the 401(k) plan were $2.8 million, $2.6 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Personal Paid Time Off

Full time employees of the Bank are provided a benefit for personal paid time off for vacation and sick time based on their length of employment. As of December 31, 2022 and 2021, the accrued expense liability for personal paid time off was $2.4 million and $3.6 million, respectively.

Bank-Owned Life Insurance

As of December 31, 2022 and 2021, the cash surrender value of bank-owned life insurance was $55.5 million and $54.9 million, respectively. The Bank is the main beneficiary under each policy, although certain current and former employees named on a policy are eligible for their heirs to be paid upon their death. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier.

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

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,
	2022	2021
	(in thousands)
Commitments to extend credit	$780,543	$626,474
Standby letters of credit	71,829	49,287
Commercial letters of credit	19,945	39,261
Total undisbursed loan commitments	$872,317	$715,022

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	As of and for the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Balance at beginning of period	$2,586	$2,792	$2,397
Adjustment related to adoption of ASU 2016-13	—	—	(335)
Adjusted balance	$2,586	2,792	2,062
Provision (recovery) for credit losses	528	(206)	730
Balance at end of period	$3,114	$2,586	$2,792

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2022 and 2021.

As of December 31, 2022	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$61,460	Other Assets	$7,507	$61,460	Other Liabilities	$7,375
Total derivatives not designated as hedging instruments			$7,507			$7,375

As of December 31, 2021	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$61,968	Other Assets	$1,379	$61,968	Other Liabilities	$1,360
Total derivatives not designated as hedging instruments			$1,379			$1,360

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement as of December 31, 2022 and 2021.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2022	2021
		(in thousands)
Interest rate products	Other income	$113	$80
Total		$113	$80

The Company did not recognize any fee income from its derivative financial instruments for both the twelve months ended December 31, 2022 and 2021. Derivative financial instruments fee income recognized for the twelve months ended December 31, 2020 was $1.1 million.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2022 and 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

Offsetting of Derivative Assets
As of December 31, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$7,507	$—	$7,507	$7,375	$132	$—

Offsetting of Derivative Liabilities
As of December 31, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$7,375	$—	$7,375	$7,375	$—	$—

Offsetting of Derivative Assets
As of December 31, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$1,379	$—	$1,379	$1,360	$19	$—

Offsetting of Derivative Liabilities
As of December 31, 2021
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$1,360	$—	$1,360	$1,360	$—	$—

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

As of December 31, 2022, the fair value of derivatives in a net asset position for counterparty transactions, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.4 million. As of December 31, 2022, the Company had posted no collateral related to these agreements since its net asset position is $132,000 ($7.5 million fair value of assets less $7.4 million fair value of liabilities) as of the end of the period.

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

Note 21 — Qualified Affordable Housing Project Investments

The Company invests in qualified affordable housing projects. At December 31, 2022 and 2021, the balance of the investment for qualified affordable housing projects was $5.9 million and $8.0 million, respectively. This balance is reflected in prepaid expenses and other assets on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects aggregated $27,000 and $56,000 at December 31, 2022 and 2021, respectively. The Company expects to fulfill these commitments during the year ending 2023.

For the twelve months ended December 31, 2022, 2021 and 2020, the Company recognized amortization expense of $1.9 million, $1.9 million and $1.8 million, respectively, which was included within income tax expense on the consolidated statements of income.

Note 22 — Liquidity

Hanmi Financial

At December 31, 2022 and 2021, Hanmi Financial had $10.6 million and $94.9 million, respectively, in cash on deposit with the Bank. In addition, at December 31, 2022, Hanmi Financial had $17.7 million of securities available for sale that consisted solely of U.S. Treasury securities. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of December 31, 2022 and 2021, the Bank had $350.0 million and $137.5 million of FHLB advances and $83.3 million and $141.8 million of brokered deposits, respectively.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of December 31, 2022, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $1.54 billion and $1.07 billion, respectively, compared to $1.84 billion and $1.61 billion, respectively, as of December 31, 2021.

The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, securities, and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.

As a means of augmenting its liquidity, the Bank had an available borrowing source of $22.0 million from the Federal Reserve discount window, to which the Bank pledged securities with a market value of $23.4 million, and had no borrowings as of December 31, 2022. The Bank also maintains a line of credit for repurchase agreements up to $100.0 million. The Bank also had three unsecured federal funds lines of credit totaling $115.0 million with no outstanding balances as of December 31, 2022.

Note 23 — Condensed Financial Information of Parent Company

Balance Sheets

	At December 31,
	2022	2021
	(in thousands)
Assets
Cash	$10,558	$94,877
Securities available for sale	17,660	—
Investments in consolidated subsidiaries	728,172	755,176
Other assets	12,611	11,554
Total assets	$769,001	$861,607
Liabilities and stockholders' equity
Liabilities
Subordinated debentures	$129,409	$215,006
Other liabilities	2,077	3,184
Total liabilities	131,486	218,190
Stockholders' equity	637,515	643,417
Total liabilities and stockholders' equity	$769,001	$861,607

Statements of Income

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Dividends from bank subsidiaries	$57,000	$20,639	$16,986
Interest expense	(7,846)	(8,273)	(6,607)
Other expense	(5,174)	(4,891)	(4,892)
Income before taxes and undistributed income of subsidiary	43,980	7,475	5,487
Income tax benefit	4,026	3,962	3,247
Income before undistributed income of subsidiary	48,006	11,437	8,734
Equity in undistributed income of subsidiary	53,388	87,239	33,463
Net income	$101,394	$98,676	$42,197

Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cash Flows from Operating Activities:
Net income	$101,394	$98,676	$42,197
Adjustments to reconcile net income to net cash used in operating activities
Undistributed income of subsidiary	(53,388)	(87,239)	(33,463)
Amortization of subordinated debentures	1,703	1,148	595
Share-based compensation expense	2,596	2,437	2,544
Change in other assets and liabilities	(2,019)	(9,076)	6,779
Net cash provided by (used in) operating activities	50,286	5,946	18,651
Cash Flows from Investing Activities:
Purchases of securities	(17,956)	—	—
Net cash provided by (used in) investing activities	(17,956)	—	—
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	19	—	—
Issuance of subordinated debentures	—	107,929	—
Redemption of subordinated debentures, net of treasury debentures	(87,300)	(13,043)	—
Cash paid for repurchase of vested shares due to employee tax liability	(732)	(572)	(335)
Repurchase of common stock	—	(6,135)	(2,196)
Cash dividends paid	(28,636)	(16,514)	(15,959)
Net cash provided by (used in) financing activities	(116,649)	71,665	(18,489)
Net increase (decrease) in cash	(84,319)	77,611	162
Cash at beginning of year	94,877	17,266	17,105
Cash at end of year	$10,558	$94,877	$17,266

Note 24 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of December 31, 2022.

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

4.6

Indenture, dated August 20, 2021, between Hanmi Financial Corporation and Wilmington Trust, National Association, as trustee (incorporated by reference herein from Exhibit 4.1 to Hanmi Financial Corporation’s Current Report on Form 8-K, filed with the SEC on August 20, 2021).

4.7

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

10.2

Hanmi Financial Corporation Amended and Restated 2013 Equity Compensation Plan (incorporated by reference herein from Exhibit 4.2 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.3

Form of Incentive Stock Option Agreement (incorporated by reference herein from Exhibit 4.3 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.4

Form of Non-Qualified Stock Option Agreement (incorporated by reference herein from Exhibit 4.4 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.5

Form of Restricted Stock Agreement (incorporated by reference herein from Exhibit 4.5 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.6

Amended and Restated Employment Agreement by and among Hanmi Financial Corporation, Hanmi Bank and Bonita I. Lee dated February 25, 2022 (incorporated by reference herein from Exhibit 109 to Hanmi Financial Corporation's Annual Report on form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022).†

10.7

Amended and Restated Employment Agreement by and among Hanmi Financial Corporation, Hanmi Bank and Romolo C. Santarosa dated February 26, 2020 (incorporated by reference herein from Exhibit 10.10 to Hanmi Financial's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020).†

10.8

Hanmi Financial Corporation 2021 Equity Compensation Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 16, 2021 (File No. 000-30421).†

10.9

Form of Restricted Stock Agreement for the Hanmi Financial Corporation 2021 Equity Compensation Plan (incorporated by reference herein to Exhibit 10.1 from Hanmi Financial Corporation’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2021).†

10.10

Form of Performance Share Unit Agreement for the Hanmi Financial Corporation 2021 Equity Compensation Plan (incorporated by reference herein to Exhibit 10.2 from Hanmi Financial Corporation’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2021).†

10.11

Form of Non-Qualified Stock Option Agreement for the Hanmi Financial Corporation 2021 Equity Compensation Plan (incorporated by reference herein to Exhibit 10.3 from Hanmi Financial Corporation’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2021).†

10.12

First Amendment to the Amended and Restated Employment Agreement by and among Hanmi Financial Corporation and Romolo C. Santarosa dated February 26, 2020 (incorporated by reference herein from Exhibit 10.1 to Hanmi Financial Corporation's Quarterly Report on Form 10-Q, as filed with the SEC on August 9, 2022).†

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm - Consent of Crowe LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL

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

Date: February 28, 2023	Hanmi Financial Corporation

	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 28, 2023.

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