Form 10-Q
period 2023-03-31
HANMI FINANCIAL CORP
filed 2023-05-08
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 3, 2023, there were 30,546,198 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries Quarterly Report on Form 10-Q

Three Months Ended March 31, 2023

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Cash and due from banks	$386,201	$352,421
Securities available for sale, at fair value (amortized cost of $990,052 and $978,796 as of March 31, 2023 and December 31, 2022, respectively)	878,701	853,838
Loans held for sale, at the lower of cost or fair value	3,652	8,043
Loans receivable, net of allowance for credit losses of $72,249 and $71,523 as of March 31, 2023 and December 31, 2022, respectively	5,908,209	5,895,610
Accrued interest receivable	19,004	18,537
Premises and equipment, net	22,625	22,850
Customers' liability on acceptances	41	328
Servicing assets	7,541	7,176
Goodwill and other intangible assets, net	11,193	11,225
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	39,658	51,924
Bank-owned life insurance	55,814	55,544
Prepaid expenses and other assets	85,106	84,381
Total assets	$7,434,130	$7,378,262

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,334,083	$2,539,602
Interest-bearing	3,866,955	3,628,470
Total deposits	6,201,038	6,168,072
Accrued interest payable	20,512	7,792
Bank's liability on acceptances	41	328
Borrowings	350,000	350,000
Subordinated debentures ($136,800 and $136,800 face amount less unamortized discount and debt issuance costs of $7,242 and $7,391 as of March 31, 2023 and December 31, 2022, respectively)	129,558	129,409
Accrued expenses and other liabilities	70,816	85,146
Total liabilities	6,771,965	6,740,747
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,827,801 shares (30,555,287 shares outstanding) and 33,708,234 shares (30,485,621 shares outstanding) as of March 31, 2023 and December 31, 2022, respectively	33	33
Additional paid-in capital	584,884	583,410
Accumulated other comprehensive loss, net of tax benefit of $32,292 and $35,973 as of March 31, 2023 and December 31, 2022, respectively	(79,059)	(88,985)
Retained earnings	283,910	269,542
Less treasury stock; 3,272,514 shares and 3,222,613 shares as of March 31, 2023 and December 31, 2022, respectively	(127,603)	(126,485)
Total stockholders’ equity	662,165	637,515
Total liabilities and stockholders’ equity	$7,434,130	$7,378,262

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2023	2022
Interest and dividend income:
Interest and fees on loans receivable	$80,923	$53,924
Interest on securities	4,025	2,516
Dividends on FHLB stock	289	248
Interest on deposits in other banks	2,066	216
Total interest and dividend income	87,303	56,904
Interest expense:
Interest on deposits	25,498	2,013
Interest on borrowings	2,369	337
Interest on subordinated debentures	1,583	3,598
Total interest expense	29,450	5,948
Net interest income before credit loss expense	57,853	50,956
Credit loss expense (recovery)	2,133	(1,375)
Net interest income after credit loss expense (recovery)	55,720	52,331
Noninterest income:
Service charges on deposit accounts	2,579	2,875
Trade finance and other service charges and fees	1,258	1,142
Gain on sale of Small Business Administration ("SBA") loans	1,869	2,521
Other operating income	2,630	1,982
Total noninterest income	8,336	8,520
Noninterest expense:
Salaries and employee benefits	20,610	17,717
Occupancy and equipment	4,412	4,646
Data processing	3,253	3,236
Professional fees	1,335	1,430
Supplies and communications	676	665
Advertising and promotion	833	817
Other operating expenses	1,672	3,181
Total noninterest expense	32,791	31,692
Income before tax	31,265	29,159
Income tax expense	9,274	8,464
Net income	$21,991	$20,695
Basic earnings per share	$0.72	$0.68
Diluted earnings per share	$0.72	$0.68
Weighted-average shares outstanding:
Basic	30,347,325	30,254,212
Diluted	30,430,745	30,377,580

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$21,991	$20,695
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	13,607	(52,163)
Income tax benefit (expense) related to items of other comprehensive income	(3,681)	15,787
Other comprehensive income (loss), net of tax	9,926	(36,376)
Comprehensive income (loss)	$31,917	$(15,681)

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at January 1, 2022	33,603,839	(3,196,578)	30,407,261	$33	$580,796	$(8,443)	$196,784	$(125,753)	$643,417
Restricted stock awards, net of forfeitures	66,358	—	66,358	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	541	—	—	—	541
Restricted stock surrendered due to employee tax liability	—	(5,161)	(5,161)	—	—	—	—	(134)	(134)
Cash dividends paid (common stock, $0.22/share)	—	—	—	—	—	—	(6,691)	—	(6,691)
Net income	—	—	—	—	—	—	20,695	—	20,695
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(36,376)	—	—	(36,376)
Balance at March 31, 2022	33,670,197	(3,201,739)	30,468,458	$33	$581,337	$(44,819)	$210,788	$(125,887)	$621,452

Balance at January 1, 2023	33,708,234	(3,222,613)	30,485,621	$33	$583,410	$(88,985)	$269,542	$(126,485)	$637,515
Stock options exercised	50,000	(35,273)	14,727	—	822	—	—	(1,003)	(181)
Restricted stock awards, net of forfeitures	69,567	—	69,567	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	652	—	—	—	652
Restricted stock surrendered due to employee tax liability	—	(11,392)	(11,392)	—	—	—	—	(40)	(40)
Options surrendered due to employee tax liability	—	(3,236)	(3,236)	—	—	—	—	(75)	(75)
Cash dividends paid (common stock, $0.25/share)	—	—	—	—	—	—	(7,623)	—	(7,623)
Net income	—	—	—	—	—	—	21,991	—	21,991
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	9,926	—	—	9,926
Balance at March 31, 2023	33,827,801	(3,272,514)	30,555,287	$33	$584,884	$(79,059)	$283,910	$(127,603)	$662,165

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$21,991	$20,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,742	6,024
Amortization of servicing assets - net	634	544
Share-based compensation expense	652	541
Credit loss expense (recovery)	2,133	(1,375)
Gain on sales of SBA loans	(1,869)	(2,521)
Origination of SBA loans held for sale	(25,316)	(31,853)
Proceeds from sales of SBA loans	30,954	32,098
Change in bank-owned life insurance	(270)	(244)
Change in prepaid expenses and other assets	(3,000)	(13,745)
Change in income tax assets	8,585	7,908
Valuation adjustment on servicing assets	(384)	—
Change in accrued interest payable and other liabilities	276	2,062
Net cash provided by (used in) operating activities	36,128	20,134
Cash flows from investing activities:
Purchases of securities available for sale	(29,504)	(52,475)
Proceeds from matured, called and repayment of securities	17,499	32,730
Purchases of loans receivable	—	(11,000)
Purchases of premises and equipment	(617)	(617)
Change in loans receivable, excluding purchases	(14,773)	(175,522)
Net cash provided by (used in) investing activities	(27,395)	(206,884)
Cash flows from financing activities:
Change in deposits	32,966	(3,099)
Change in borrowings	—	(12,500)
Redemption of subordinated debentures, net of treasury debentures	—	(87,300)
Proceeds from exercise of stock options	822	—
Cash paid for surrender of vested shares due to employee tax liability	(1,118)	(134)
Cash dividends paid	(7,623)	(6,691)
Net cash provided by (used in) financing activities	25,047	(109,724)
Net increase (decrease) in cash and due from banks	33,780	(296,474)
Cash and due from banks at beginning of year	352,421	608,965
Cash and due from banks at end of period	$386,201	$312,491
Supplemental disclosures of cash flow information:
Interest paid	$16,730	$6,143
Income taxes paid	$334	$129
Non-cash activities:
Income tax benefit related to items of other comprehensive income	$(3,681)	$15,787
Change in right-of-use asset obtained in exchange for lease liability	$(145)	$—

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

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim periods ended March 31, 2023, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”).

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

FASB ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848: In March 2021, it was announced LIBOR would cease on June 30, 2023. Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in this ASU will be deferred to December 31, 2024.

The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

Accounting Standards Adopted in 2023

FASB ASU 2022-02, Troubled Debt Restructurings ("TDRs") and Vintage Disclosures (Topic 326): The FASB amended the accounting and disclosure requirements for expected credit losses by removing the recognition and measurement guidance on TDRs and enhancing disclosures pertaining to certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Additionally, this standard requires disclosure of current-period gross write-offs by year of origination for financing receivables.

The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

Descriptions of our significant accounting policies are included in Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the 2022 Annual Report on Form 10-K.

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
March 31, 2023
U.S. Treasury securities	$56,174	$79	$(1,327)	$54,926
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	532,117	152	(68,164)	464,105
Mortgage-backed securities - commercial	61,489	—	(10,623)	50,866
Collateralized mortgage obligations	112,021	69	(11,544)	100,546
Debt securities	150,362	—	(9,994)	140,368
Total U.S. government agency and sponsored agency obligations	855,989	221	(100,325)	755,885
Municipal bonds-tax exempt	77,889	—	(9,999)	67,890
Total securities available for sale	$990,052	$300	$(111,651)	$878,701

December 31, 2022
U.S. Treasury securities	$49,690	$—	$(1,664)	$48,026
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	540,590	63	(75,501)	465,152
Mortgage-backed securities - commercial	61,799	—	(10,507)	51,292
Collateralized mortgage obligations	98,236	—	(12,751)	85,485
Debt securities	150,338	—	(11,839)	138,499
Total U.S. government agency and sponsored agency obligations	850,963	63	(110,598)	740,428
Municipal bonds-tax exempt	78,143	—	(12,759)	65,384
Total securities available for sale	$978,796	$63	$(125,021)	$853,838

The amortized cost and estimated fair value of securities as of March 31, 2023 and December 31, 2022, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	March 31, 2023		December 31, 2022
	Available for Sale		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Within one year	$35,558	$35,134	$28,665	$28,043
Over one year through five years	187,050	175,950	180,322	167,000
Over five years through ten years	61,568	56,330	39,213	35,318
Over ten years	705,876	611,287	730,596	623,477
Total	$990,052	$878,701	$978,796	$853,838

The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(in thousands, except number of securities)
March 31, 2023
U.S. Treasury securities	$(186)	$24,606	11	$(1,141)	$17,823	5	$(1,327)	$42,429	16
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(989)	30,094	16	(67,175)	422,817	107	(68,164)	452,911	123
Mortgage-backed securities - commercial	(65)	4,094	1	(10,558)	46,772	14	(10,623)	50,866	15
Collateralized mortgage obligations	(426)	18,991	5	(11,118)	66,075	23	(11,544)	85,066	28
Debt securities	(92)	13,834	4	(9,902)	126,534	26	(9,994)	140,368	30
Total U.S. government agency and sponsored agency obligations	(1,572)	67,013	26	(98,753)	662,198	170	(100,325)	729,211	196
Municipal bonds-tax exempt	—	—	—	(9,999)	67,890	19	(9,999)	67,890	19
Total	$(1,758)	$91,619	37	$(109,893)	$747,911	194	$(111,651)	$839,530	231

December 31, 2022
U.S. Treasury securities	$(414)	$33,812	14	$(1,250)	$14,215	4	$(1,664)	$48,027	18
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(1,712)	36,009	18	(73,789)	424,302	105	(75,501)	460,311	123
Mortgage-backed securities - commercial	(84)	4,069	1	(10,423)	47,221	14	(10,507)	51,290	15
Collateralized mortgage obligations	(1,011)	23,606	8	(11,740)	61,879	20	(12,751)	85,485	28
Debt securities	(1,103)	31,714	8	(10,736)	106,785	22	(11,839)	138,499	30
Total U.S. government agency and sponsored agency obligations	(3,910)	95,398	35	(106,688)	640,187	161	(110,598)	735,585	196
Municipal bonds-tax exempt	—	—	—	(12,759)	65,385	19	(12,759)	65,385	19
Total	$(4,324)	$129,210	49	$(120,697)	$719,787	184	$(125,021)	$848,997	233

The Company evaluates its available-for-sale securities portfolio for impairment on a quarterly basis. The Company did not recognize unrealized losses in income because we have the ability and the intent to hold and we do not expect to be required to sell these securities until the recovery of their cost basis. The quarterly impairment assessment takes into account the changes in the credit quality of these debt securities since acquisition and the likelihood of a credit loss occurring over the life of the securities. In the event that a credit loss is expected to occur in the future, an allowance is established and a corresponding credit loss is recognized. Based on this analysis, as of March 31, 2023, the Company determined that no credit losses are expected to be realized on the tax-exempt municipal bond portfolio. The remainder of the portfolio consists of U.S. Treasury obligations, U.S. government agency securities, and U.S. government sponsored agency securities, all of which have the backing of the U.S. government, and are therefore not expected to incur credit losses.

Securities available for sale with market values of $22.9 million and $23.4 million as of March 31, 2023 and December 31, 2022, respectively, were pledged to secure borrowings from the Federal Reserve Bank (“FRB”) Discount Window and the new Bank Term Funding Program (“BTFP”).

At March 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies in an amount greater than 10% of shareholders’ equity.

Note 3 — Loans

Loans Receivable

Loans consisted of the following as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,052,353	$1,023,608
Hospitality	669,012	646,893
Office	533,703	499,946
Other (1)	1,415,748	1,553,729
Total commercial property loans	3,670,816	3,724,176
Construction	113,360	109,205
Residential (2)	817,917	734,472
Total real estate loans	4,602,093	4,567,853
Commercial and industrial loans (3)	778,149	804,492
Equipment financing agreements	600,216	594,788
Loans receivable	5,980,458	5,967,133
Allowance for credit losses	(72,249)	(71,523)
Loans receivable, net	$5,908,209	$5,895,610

(1)
Includes mixed-use, multifamily, industrial, gas stations, faith-based facilities, medical and warehouse; all other property types represent less than one percent of total loans receivable.
(2)
Includes $2.4 million and $2.4 million of home equity loans and lines, and $6.7 million and $4.6 of personal loans at March 31, 2023 and December 31, 2022, respectively.
(3)
At March 31, 2023 and December 31, 2022, Paycheck Protection Program loans were $0.7 million and $0.9 million, respectively.

Accrued interest on loans was $16.4 million and $16.0 million at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023 and December 31, 2022, loans of $2.43 billion and $1.99 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following is the activity for loans held for sale for the three months ended March 31, 2023 and 2022:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
March 31, 2023
Balance at beginning of period	$3,775	$4,268	$8,043
Originations and transfers	16,387	8,929	25,316
Sales	(19,781)	(9,918)	(29,699)
Principal paydowns and amortization	(2)	(6)	(8)
Balance at end of period	$379	$3,273	$3,652

March 31, 2022
Balance at beginning of period	$6,954	$6,388	$13,342
Originations and transfers	20,164	11,689	31,853
Sales	(15,293)	(14,284)	(29,577)
Principal paydowns and amortization	—	(1)	(1)
Balance at end of period	$11,825	$3,792	$15,617

Loans held for sale was comprised of $3.7 million and $8.0 million of the guaranteed portion of SBA 7(a) loans at March 31, 2023 and December 31, 2022, respectively.

Allowance for Credit Losses

The following table details the information on the allowance for credit losses by portfolio segment as of and for the three months ended March 31, 2023 and 2022:

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
March 31, 2023
Balance at beginning of period	$44,026	$15,267	$12,230	$71,523
Charge-offs	(412)	(210)	(1,616)	(2,238)
Recoveries	68	235	480	783
Provision (recovery) for credit losses	(151)	41	2,291	2,181
Ending balance	$43,531	$15,333	$13,385	$72,249

March 31, 2022
Balance at beginning of period	$48,890	$12,418	$11,249	$72,557
Charge-offs	(530)	(58)	(247)	(835)
Recoveries	197	317	423	937
Provision (recovery) for credit losses	(2,202)	267	788	(1,147)
Ending balance	$46,355	$12,944	$12,213	$71,512

The table below illustrates the allowance for credit losses by loan portfolio segment and each loan portfolio segment as a percentage of total loans.

	March 31, 2023				December 31, 2022
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$9,405	13.0%	$1,052,353	17.6%	$7,872	11.0%	$1,023,608	17.2%
Hospitality	14,138	19.6	669,012	11.2	13,407	18.7	646,893	10.8
Office	2,509	3.5	533,703	8.9	2,293	3.2	499,946	8.4
Other	9,186	12.7	1,415,748	23.7	13,056	18.3	1,553,729	26.0
Total commercial property loans	35,238	48.8	3,670,816	61.4	36,628	51.2	3,724,176	62.4
Construction	4,003	5.5	113,360	1.9	4,022	5.7	109,205	1.8
Residential	4,290	6.0	817,917	13.7	3,376	4.7	734,472	12.4
Total real estate loans	43,531	60.3	4,602,093	77.0	44,026	61.6	4,567,853	76.6
Commercial and industrial loans	15,333	21.2	778,149	13.0	15,267	21.3	804,492	13.4
Equipment financing agreements	13,385	18.5	600,216	10.0	12,230	17.1	594,788	10.0
Total	$72,249	100.0%	$5,980,458	100.0%	$71,523	100.0%	$5,967,133	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2023 and December 31, 2022, for which repayment is expected to be obtained through the sale of the underlying collateral.

	March 31, 2023	December 31, 2022
	Amortized Cost	Amortized Cost
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,883	$1,930
Hospitality	—	—
Office	—	—
Other (1)	259	256
Total commercial property loans	2,142	2,186
Residential	487	508
Total real estate loans	2,629	2,694
Commercial and industrial loans	10,002	—
Total	$12,631	$2,694

(1)
Includes mixed-use, multifamily, industrial, gas stations, faith-based facilities, medical and warehouse; all other property types represent less than one percent of total loans receivable.

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

Loans by Vintage Year and Risk Rating

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
March 31, 2023
Real estate loans:
Commercial property
Risk Rating				`
Pass / Pass-Watch	$194,981	$1,064,796	$882,494	$587,432	$393,738	$443,388	$40,472	$3,607,301
Special Mention	—	1,579	20,228	5,820	1,596	3,793	1,700	34,716
Classified	1,272	9,401	4,846	261	4,289	8,730	—	28,799
Total commercial property	196,253	1,075,776	907,568	593,513	399,623	455,911	42,172	3,670,816
YTD gross charge-offs	—	—	—	412	—	—	—	412
YTD net charge-offs	—	—	—	412	—	(67)	—	345

Construction
Risk Rating
Pass / Pass-Watch	61,150	5,549	46,661	—	—	—	—	113,360
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total construction	61,150	5,549	46,661	—	—	—	—	113,360
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs	—	—	—	—	—	—	—	—

Residential
Risk Rating
Pass / Pass-Watch	94,413	400,059	169,111	13,007	228	132,970	7,624	817,412
Special Mention	—	—	—	—	—	—	500	500
Classified	—	—	—	—	—	5	—	5
Total residential	94,413	400,059	169,111	13,007	228	132,975	8,124	817,917
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs	—	—	—	—	—	(1)	—	(1)

Total real estate loans
Risk Rating
Pass / Pass-Watch	350,544	1,470,404	1,098,266	600,439	393,966	576,358	48,096	4,538,073
Special Mention	—	1,579	20,228	5,820	1,596	3,793	2,200	35,216
Classified	1,272	9,401	4,846	261	4,289	8,735	—	28,804
Total real estate loans	351,816	1,481,384	1,123,340	606,520	399,851	588,886	50,296	4,602,093
YTD gross charge-offs	—	—	—	412	—	—	—	412
YTD net charge-offs	—	—	—	412	—	(68)	—	344

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	134,247	224,285	102,649	37,591	22,070	17,962	198,428	737,232
Special Mention	—	—	8,998	—	—	126	20,000	29,124
Classified	—	940	—	—	85	273	10,495	11,793
Total commercial and industrial loans	134,247	225,225	111,647	37,591	22,155	18,361	228,923	778,149
YTD gross charge-offs	—	—	—	—	20	190	—	210
YTD net charge-offs	—	(13)	(2)	—	20	(30)	—	(25)

Equipment financing agreements:
Risk Rating
Pass / Pass-Watch	65,243	285,484	146,563	40,374	42,570	13,292	—	593,526
Special Mention	—	—	—	—	—	—	—	—
Classified	—	1,484	3,130	451	1,143	482	—	6,690
Total equipment financing agreements	65,243	286,968	149,693	40,825	43,713	13,774	—	600,216
YTD gross charge-offs	—	176	935	—	358	147	—	1,616
YTD net charge-offs	—	176	840	(6)	154	(28)	—	1,136

Total loans receivable:
Risk Rating
Pass / Pass-Watch	550,034	1,980,173	1,347,478	678,404	458,606	607,612	246,524	5,868,831
Special Mention	—	1,579	29,226	5,820	1,596	3,919	22,200	64,340
Classified	1,272	11,825	7,976	712	5,517	9,490	10,495	47,287
Total loans receivable	$551,306	$1,993,577	$1,384,680	$684,936	$465,719	$621,021	$279,219	$5,980,458
YTD gross charge-offs	—	176	935	412	378	337	—	2,238
YTD net charge-offs	—	163	838	406	174	(126)	—	1,455

(1)
Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

December 31, 2022
Real estate loans:
Commercial property
Risk Rating
Pass / Pass-Watch	$1,184,361	$901,029	$600,740	$404,786	$301,950	$207,861	$50,877	$3,651,604
Special Mention	847	13,384	5,857	7,115	—	6,080	1,701	34,984
Classified	—	—	412	4,312	12,304	20,560	—	37,588
Total commercial property	1,185,208	914,413	607,009	416,213	314,254	234,501	52,578	3,724,176

Construction
Risk Rating
Pass / Pass-Watch	41,662	67,543	—	—	—	—	—	109,205
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total construction	41,662	67,543	—	—	—	—	—	109,205

Residential
Risk Rating
Pass / Pass-Watch	405,975	173,236	13,102	232	731	134,766	5,422	733,464
Special Mention	—	—	—	—	—	—	500	500
Classified	12	—	—	—	—	496	—	508
Total residential	405,987	173,236	13,102	232	731	135,262	5,922	734,472

Total real estate loans
Risk Rating
Pass / Pass-Watch	1,631,998	1,141,808	613,842	405,018	302,681	342,627	56,299	4,494,273
Special Mention	847	13,384	5,857	7,115	—	6,080	2,201	35,484
Classified	12	—	412	4,312	12,304	21,056	—	38,096
Total real estate loans	1,632,857	1,155,192	620,111	416,445	314,985	369,763	58,500	4,567,853

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	368,778	100,537	39,577	24,117	7,342	12,282	205,951	758,584
Special Mention	—	9,285	—	—	29	102	34,113	43,529
Classified	—	—	171	1,097	81	391	639	2,379
Total commercial and industrial loans	368,778	109,822	39,748	25,214	7,452	12,775	240,703	804,492

Equipment financing agreements:
Risk Rating
Pass / Pass-Watch	305,249	165,313	46,970	52,133	17,608	1,798	—	589,071
Special Mention	—	—	—	—	—	—	—	—
Classified	630	2,542	311	1,581	565	88	—	5,717
Total equipment financing agreements	305,879	167,855	47,281	53,714	18,173	1,886	—	594,788

Total loans receivable:
Risk Rating
Pass / Pass-Watch	2,306,025	1,407,658	700,389	481,268	327,631	356,707	262,250	5,841,928
Special Mention	847	22,669	5,857	7,115	29	6,182	36,314	79,013
Classified	642	2,542	894	6,990	12,950	21,535	639	46,192
Total loans receivable	$2,307,514	$1,432,869	$707,140	$495,373	$340,610	$384,424	$299,203	$5,967,133

(1)
Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

Loans by Vintage Year and Payment Performance

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
March 31, 2023
Real estate loans:
Commercial property
Payment performance
Performing	$196,253	$1,075,696	$907,568	$593,252	$399,623	$453,511	$42,172	$3,668,075
Nonperforming	—	80	—	261	—	2,400	—	2,741
Total commercial property	196,253	1,075,776	907,568	593,513	399,623	455,911	42,172	3,670,816
YTD gross charge-offs	—	—	—	412	—	—	—	412
YTD net charge-offs	—	—	—	412	—	(67)	—	345

Construction
Payment performance
Performing	61,150	5,549	46,661	—	—	—	—	113,360
Nonperforming	—	—	—	—	—	—	—	—
Total construction	61,150	5,549	46,661	—	—	—	—	113,360
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs	—	—	—	—	—	—	—	—

Residential
Payment performance
Performing	94,413	400,059	169,111	13,007	228	132,483	8,124	817,425
Nonperforming	—	—	—	—	—	492	—	492
Total residential	94,413	400,059	169,111	13,007	228	132,975	8,124	817,917
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs	—	—	—	—	—	(1)	—	(1)

Total real estate loans
Payment performance
Performing	351,816	1,481,304	1,123,340	606,259	399,851	585,994	50,296	4,598,860
Nonperforming	—	80	—	261	—	2,892	—	3,233
Total real estate loans	351,816	1,481,384	1,123,340	606,520	399,851	588,886	50,296	4,602,093
YTD gross charge-offs	—	—	—	412	—	—	—	412
YTD net charge-offs	—	—	—	412	—	(68)	—	344

Commercial and industrial loans:
Payment performance
Performing	134,247	225,225	111,647	37,591	22,149	18,242	218,921	768,022
Nonperforming	—	—	—	—	6	119	10,002	10,127
Total commercial and industrial loans	134,247	225,225	111,647	37,591	22,155	18,361	228,923	778,149
YTD gross charge-offs	—	—	—	—	20	190	—	210
YTD net charge-offs	—	(13)	(2)	—	20	(30)	—	(25)

Equipment financing agreements:
Payment performance
Performing	65,243	285,484	146,563	40,374	42,570	13,292	—	593,526
Nonperforming	—	1,484	3,130	451	1,143	482	—	6,690
Total equipment financing agreements	65,243	286,968	149,693	40,825	43,713	13,774	—	600,216
YTD gross charge-offs	—	176	935	—	358	147	—	1,616
YTD net charge-offs	—	176	840	(6)	154	(28)	—	1,136

Total loans receivable:
Payment performance
Performing	551,306	1,992,013	1,381,550	684,224	464,570	617,528	269,217	5,960,408
Nonperforming	—	1,564	3,130	712	1,149	3,493	10,002	20,050
Total loans receivable	$551,306	$1,993,577	$1,384,680	$684,936	$465,719	$621,021	$279,219	$5,980,458
YTD gross charge-offs	—	176	935	412	378	337	—	2,238
YTD net charge-offs	—	163	838	406	174	(126)	—	1,455

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
	(in thousands)
March 31, 2023
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$1,052,353	$1,052,353	$—
Hospitality	158	—	—	158	668,854	669,012	—
Office	—	—	—	—	533,703	533,703	—
Other	—	—	—	—	1,415,748	1,415,748	—
Total commercial property loans	158	—	—	158	3,670,658	3,670,816	—
Construction	—	—	—	—	113,360	113,360	—
Residential	1,669	—	—	1,669	816,248	817,917	—
Total real estate loans	1,827	—	—	1,827	4,600,266	4,602,093	—
Commercial and industrial loans	7,038	1	—	7,039	771,110	778,149	—
Equipment financing agreements	6,379	1,553	3,553	11,485	588,731	600,216	—
Total loans receivable	$15,244	$1,554	$3,553	$20,351	$5,960,107	$5,980,458	$—

December 31, 2022
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$1,023,608	$1,023,608	$—
Hospitality	—	—	—	—	646,893	646,893	—
Office	—	—	—	—	499,946	499,946	—
Other	—	494	—	494	1,553,235	1,553,729	—
Total commercial property loans	—	494	—	494	3,723,682	3,724,176	—
Construction	—	—	—	—	109,205	109,205	—
Residential	313	804	7	1,124	733,348	734,472	—
Total real estate loans	313	1,298	7	1,618	4,566,235	4,567,853	—
Commercial and industrial loans	77	79	—	156	804,336	804,492	—
Equipment financing agreements	5,825	1,271	2,949	10,045	584,743	594,788	—
Total loans receivable	$6,215	$2,648	$2,956	$11,819	$5,955,314	$5,967,133	$—

Nonaccrual Loans and Nonperforming Assets

The following table represents the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$2,144	$—	$—	$2,144
Hospitality	—	65	—	65
Office	—	—	—	—
Other	259	273	—	532
Total commercial property loans	2,403	338	—	2,741
Residential	487	5	—	492
Total real estate loans	2,890	343	—	3,233
Commercial and industrial loans	—	10,127	—	10,127
Equipment financing agreements	358	6,332	—	6,690
Total	$3,248	$16,802	$—	$20,050

	December 31, 2022
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,929	$—	$—	$1,929
Office	—	—	—	—
Other	540	731	—	1,271
Total commercial property loans	2,469	731	—	3,200
Residential	508	—	—	508
Total real estate loans	2,977	731	—	3,708
Commercial and industrial loans	—	422	—	422
Equipment financing agreements	215	5,501	—	5,716
Total	$3,192	$6,654	$—	$9,846

The Company recognized $104,000 and $27,000 of interest income on nonaccrual loans for the three months ended March 31, 2023 and 2022, respectively.

The following table details nonperforming assets as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in thousands)
Nonaccrual loans	$20,050	$9,846
Loans receivable 90 days or more past due and still accruing	—	—
Total nonperforming loans receivable	20,050	9,846
Other real estate owned ("OREO")	117	117
Total nonperforming assets	$20,167	$9,963

OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

Loan Modifications

No loans were modified during the three months ended March 31, 2023 or 2022.

Note 4 — Servicing Assets

The changes in servicing assets for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)

Balance at beginning of period	$7,176	$7,080
Addition related to sale of SBA loans	615	667
Amortization	(635)	(545)
Change in valuation allowance	385	—
Balance at end of period	$7,541	$7,202

At March 31, 2023 and December 31, 2022, we serviced loans sold to unaffiliated parties of $525.5 million and $523.6 million, respectively. These represented loans that were sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.3 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively. Servicing fee income, net of the amortization of servicing assets, is included in other operating income in the consolidated statements of income. Amortization expense was $0.6 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

The fair value of servicing rights was $8.6 million at March 31, 2023 and was determined using discount rates ranging from 12.0% to 13.9% and prepayment speeds ranging from 10.9% to 17.2%, depending on the stratification of the specific right. The fair value of servicing rights was $7.1 million at December 31, 2022 and was determined using discount rates ranging from 21.9% to 25.3% and prepayment speeds ranging from 10.8% to 16.7%, depending on the stratification of the specific right.

Note 5 — Income Taxes

The Company’s income tax expense was $9.3 million and $8.5 million, representing an effective income tax rate of 29.7% and 29.0% for the three months ended March 31, 2023 and 2022, respectively.

Management concluded that as of March 31, 2023 and December 31, 2022, a valuation allowance of $1.3 million was appropriate against certain state net operating loss carry forwards and certain tax credits. For all other deferred tax assets, management believes it was more likely than not these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. Net income tax assets were $39.7 million and $51.9 million as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, the Company was subject to examination by various taxing authorities for its federal and state tax returns for the years ending on or after December 31, 2018. During the quarter ended March 31, 2023, there was no material change to the Company’s uncertain tax positions. The Company does not expect its unrecognized tax positions to change significantly over the next twelve months.

Note 6 — Goodwill and other Intangibles

The third-party originators intangible of $0.5 million and goodwill of $11.0 million were recorded as a result of the acquisition of an equipment financing agreements portfolio in 2016. The core deposit intangible of $2.2 million was recognized for the core deposits acquired in a 2014 acquisition. The Company’s intangible assets were as follows for the periods indicated:

		March 31, 2023			December 31, 2022
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Core deposit intangible	10 years	$2,213	$(2,060)	$153	$2,213	$(2,031)	$182
Third-party originators intangible	7 years	483	(474)	9	483	(471)	12
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$13,727	$(2,534)	$11,193	$13,727	$(2,502)	$11,225

The Company performed an impairment analysis on its goodwill and other intangible assets as of December 31, 2022 and determined there was no impairment. No triggering event has occurred subsequent to December 31, 2022 that would require a reassessment of goodwill and other intangible assets.

Note 7 — Deposits

Time deposits exceeding the FDIC insurance limit of $250,000 as of March 31, 2023 and December 31, 2022 were $1.05 billion and $697.0 million, respectively.

The scheduled maturities of time deposits are as follows for the periods indicated:

At March 31, 2023	Time Deposits of $250,000 or More	Other Time Deposits	Total
	(in thousands)
2023	$645,391	$927,402	$1,572,793
2024	404,225	395,667	799,892
2025	266	3,860	4,126
2026	263	2,549	2,812
2027 and thereafter	—	615	615
Total	$1,050,145	$1,330,093	$2,380,238

At December 31, 2022
2023	$696,470	$1,185,020	$1,881,490
2024	—	68,037	68,037
2025	266	3,151	3,417
2026	263	2,430	2,693
2027 and thereafter	—	570	570
Total	$696,999	$1,259,208	$1,956,207

Accrued interest payable on deposits was $20.5 million and $7.8 million at March 31, 2023 and December 31, 2022, respectively. Total deposits reclassified to loans due to overdrafts at March 31, 2023 and December 31, 2022 were $1.4 million and $1.2 million, respectively.

Note 8 — Borrowings and Subordinated Debentures

At March 31, 2023, the Bank had $250.0 million of overnight advances and $100.0 million of term advances outstanding with the FHLB with a weighted average interest rate of 5.11% and 1.60% respectively. At December 31, 2022, the Bank had $250.0 million of overnight advances and $100.0 million of term advances with the FHLB with a weighted average rate of 4.65% and 0.87%, respectively. Interest expense on borrowings for the three months ended March 31, 2023 and 2022 was $2.4 million and $0.3 million, respectively.

	March 31, 2023		December 31, 2022
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Overnight advances	$250,000	5.11%	$250,000	4.65%
Advances due within 12 months	50,000	0.37	50,000	0.97
Advances due over 12 months through 24 months	25,000	1.22	37,500	0.40
Advances due over 24 months through 36 months	25,000	4.44	12,500	1.90
Outstanding advances	$350,000	4.11%	$350,000	3.57%

The following is financial data pertaining to FHLB advances:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Weighted-average interest rate at end of period	4.11%	3.57%
Weighted-average interest rate during the period	3.58%	1.52%
Average balance of FHLB advances	$268,056	$148,027
Maximum amount outstanding at any month-end	$350,000	$350,000

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $2.43 billion and $1.99 billion of loans pledged as collateral with the FHLB as of March 31, 2023 and December 31, 2022, respectively. The remaining available borrowing capacity was $1.15 billion and $1.07 billion at March 31, 2023 and December 31, 2022, respectively.

The Bank also had securities with market values of $22.9 million and $23.4 million at March 31, 2023 and December 31, 2022, respectively, pledged with the FRB, which provided $22.2 million and $22.0 million in available borrowing capacity through the Fed Discount Window and the new BTFP of March 31, 2023 and December 31, 2022, respectively.

On August 20, 2021, the Company issued $110.0 million of Fixed-to-Floating Subordinated Notes (“2031 Notes”) with a maturity date of September 1, 2031. The 2031 Notes have an initial fixed interest rate of 3.75% per annum, payable semiannually in arrears on March 1 and September 1 of each year, up to but excluding September 1, 2026. From and including September 1, 2026 and thereafter, the 2031 Notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be the Three-Month Term SOFR) plus 310 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. If the then current three-month term SOFR rate is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance cost was $2.1 million, which is being amortized through the 2031 Notes’ maturity date. At March 31, 2023 and December 31, 2022, the balance of the 2031 Notes included in the Company’s Consolidated Balance Sheet, net of issuance cost, was $108.2 million.

The Company issued $100.0 million of Fixed-to-Floating Subordinated Notes (“2027 Notes”) on March 21, 2017, with a maturity on March 30, 2027. The 2027 Notes had an initial fixed interest rate of 5.45% per annum. From and including March 30, 2022 and thereafter, the 2027 Notes bore interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.315% payable quarterly.

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

The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005 which issued $26.0 million of Trust Preferred Securities (“TPS”) at a 6.26% fixed rate for the first five years and a variable rate of three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The rate on the TPS at March 31, 2023 was 6.27%. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At March 31, 2023 and December 31, 2022, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $5.5 million and $5.6 million, was $21.3 million and $21.2 million, respectively. The amortization of discount was $104,000 and $102,000 for the three months ended March 31, 2023 and 2022, respectively.

Note 9 — Earnings Per Share

Earnings per share (“EPS”) is calculated on both a basic and a diluted basis. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings, excluding common shares in treasury. For diluted EPS, the weighted-average number of common shares includes the impact of unvested performance stock units (“PSUs”) under the treasury method.

Unvested restricted stock containing rights to non-forfeitable dividends are considered participating securities prior to vesting and have been included in the earnings allocation in computing basic and diluted EPS under the two-class method.

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	(dollars in thousands, except per share amounts)
Basic EPS
Net income	$21,991	$20,695
Less: income allocated to unvested restricted stock	117	124
Income allocated to common shares	$21,874	$20,571
Weighted-average shares for basic EPS	30,347,325	30,254,212
Basic EPS (1)	$0.72	$0.68

Effect of dilutive stock options and unvested performance stock units	83,420	123,368

Diluted EPS
Income allocated to common shares	$21,874	$20,571
Weighted-average shares for diluted EPS	30,430,745	30,377,580
Diluted EPS (1)	$0.72	$0.68

(1)
Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

On a weighted-average basis, options to purchase 31,034 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2023, because their effect would have been anti-dilutive. There were no anti-dilutive stock options for the three months ended March 31, 2022. There were no anti-dilutive unvested PSUs outstanding for the three months ended March 31, 2023 or 2022.

During the three months ended March 31, 2023, the Company issued 52,450 PSUs to executive officers from the 2021 Equity Compensation plan with a fair value of $1.1 million on the grant date of March 10, 2023. During the three months ended March 31, 2022, the Company issued 38,036 PSUs to executive officers from the 2021 Equity Compensation Plan with a fair value of $1.0 million on the grant date of March 23, 2022. These units have a three-year cliff vesting period and include dividend equivalent rights. Total PSUs outstanding as of March 31, 2023 were 157,049 with an aggregate grant fair value of $3.1 million. Total PSUs outstanding as of March 31, 2022 were 104,599 with an aggregate grant fair value of $2.0 million.

Note 10 — Regulatory Matters

Federal bank regulatory agencies require bank holding companies and banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0% and a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%. In addition to the risk-based guidelines, federal bank regulatory agencies require bank holding companies and banks to maintain a minimum ratio of Tier 1 capital to average assets, referred to as the leverage ratio, of 4.0%.

In order for banks to be considered “well capitalized,” federal bank regulatory agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 10.0% and a minimum ratio of Tier 1 capital to risk-weighted assets of 8.0%. In addition to the risk-based guidelines, federal bank regulatory agencies require depository institutions to maintain a minimum ratio of Tier 1 capital to average assets, referred to as the leverage ratio, of 5.0%.

At March 31, 2023, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5% must be met to avoid limitations on the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 6.15% and 5.86% and the Company's capital conservation buffer was 5.94% and 5.71% as of March 31, 2023 and December 31, 2022, respectively.

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

The capital ratios of Hanmi Financial and the Bank as of March 31, 2023 and December 31, 2022 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2023
Total capital (to risk-weighted assets):
Hanmi Financial	$917,551	14.80%	$495,951	8.00%	N/A	N/A
Hanmi Bank	$876,961	14.15%	$495,874	8.00%	$619,842	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$740,064	11.94%	$371,963	6.00%	N/A	N/A
Hanmi Bank	$809,474	13.06%	$371,905	6.00%	$495,874	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$718,717	11.59%	$278,973	4.50%	N/A	N/A
Hanmi Bank	$809,474	13.06%	$278,929	4.50%	$402,897	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$740,064	10.09%	$293,509	4.00%	N/A	N/A
Hanmi Bank	$809,474	11.06%	$292,658	4.00%	$365,822	5.00%

December 31, 2022
Total capital (to risk-weighted assets):
Hanmi Financial	$901,239	14.49%	$497,508	8.00%	N/A	N/A
Hanmi Bank	$860,503	13.86%	$496,607	8.00%	$620,758	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$728,344	11.71%	$373,131	6.00%	N/A	N/A
Hanmi Bank	$797,608	12.85%	$372,455	6.00%	$496,607	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$707,101	11.37%	$279,848	4.50%	N/A	N/A
Hanmi Bank	$797,608	12.85%	$279,341	4.50%	$403,493	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$728,344	10.07%	$289,311	4.00%	N/A	N/A
Hanmi Bank	$797,608	11.07%	$288,110	4.00%	$360,137	5.00%

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

Loans held for sale - Loans held for sale includes the guaranteed portion of SBA 7(a) loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of the loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At March 31, 2023 and December 31, 2022, the entire balance of loans held for sale was recorded at its cost. We record loans held for sale on a nonrecurring basis with Level 2 inputs.

Nonperforming loans – Nonaccrual loans receivable and loans 90-days past due and still accruing interest are considered nonperforming for reporting purposes and are measured and recorded at fair value on a non-recurring basis. All nonperforming loans with a carrying balance over $250,000 are individually evaluated for the amount of impairment, if any. Nonperforming loans with a carrying balance of $250,000 or less are evaluated collectively. However, from time to time, nonrecurring fair value adjustments to collateral dependent nonperforming loans are recorded based on either the current appraised value of the collateral, or management’s judgment and estimation of value reported on older appraisals that are then adjusted based on recent market trends, and result in a Level 3 measurement.

OREO - Fair value of OREO is based primarily on third party appraisals, less costs to sell and result in a Level 3 classification of the inputs for determining fair value. Appraisals are required annually and may be updated more frequently as circumstances require and the fair value adjustments are made to OREO based on the updated appraised value of the property.

Servicing assets - On a quarterly basis, the Company utilizes a third party service to evaluate servicing assets related to loans sold to unaffiliated parties with servicing retained, and result in a Level 3 classification. Servicing assets are assessed for impairment or increased obligation based on fair value at each reporting date.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2023 and December 31, 2022, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Total Fair Value
	(in thousands)
March 31, 2023
Assets:
Securities available for sale:
U.S. Treasury securities	$54,926	$—	$—	$54,926
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	464,105	—	464,105
Mortgage-backed securities - commercial	—	50,866	—	50,866
Collateralized mortgage obligations	—	100,546	—	100,546
Debt securities	—	140,368	—	140,368
Total U.S. government agency and sponsored agency obligations	—	755,885	—	755,885
Municipal bonds-tax exempt	—	67,890	—	67,890
Total securities available for sale	$54,926	$823,775	$—	$878,701
Derivative financial instruments	$—	$5,621	$—	$5,621

Liabilities:
Derivative financial instruments	$—	$5,617	$—	$5,617

December 31, 2022
Assets:
Securities available for sale:
U.S. Treasury securities	$48,026	$—	$—	$48,026
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	465,152	—	465,152
Mortgage-backed securities - commercial	—	51,292	—	51,292
Collateralized mortgage obligations	—	85,485	—	85,485
Debt securities	—	138,499	—	138,499
Total U.S. government agency and sponsored agency obligations	—	740,428	—	740,428
Municipal bonds-tax exempt	—	65,384	—	65,384
Total securities available for sale	$48,026	$805,812	$—	$853,838
Derivative financial instruments	$—	$7,507	$—	$7,507

Liabilities:
Derivative financial instruments	$—	$7,375	$—	$7,375

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of March 31, 2023 and December 31, 2022, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
			Significant
			Observable
		Quoted Prices in	Inputs With No
		Active Markets	Active Market	Significant
		for Identical	With Identical	Unobservable
	Total	Assets	Characteristics	Inputs
	(in thousands)
March 31, 2023
Assets:
Collateral dependent loans (1)	$10,191	$—	$—	$10,191
Other real estate owned	117	—	—	117
Repossessed personal property	629	—	—	629

December 31, 2022
Assets:
Collateral dependent loans (2)	$2,694	$—	$—	$2,694
Other real estate owned	117	—	—	117
Repossessed personal property	467	—	—	467
Servicing assets	7,176	—	—	7,176

(1)
Consisted of real estate loans of $2.6 million and commercial and industrial loans of $7.6 million, which were secured by real estate and business assets.
(2)
Consisted of real estate loans of $2.7 million.

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at March 31, 2023 and December 31, 2022:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
March 31, 2023
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$1,883	Market approach	Adjustments to market data	5% to 25% / 16%	(1)
Other	259	Market approach	Adjustments to market data	(35)% to (10)% / (24)%	(1)
Residential	487	Market approach	Adjustments to market data	(13)% to 5% / (2)%	(1)
Total real estate loans	2,629
Commercial and industrial loans	7,562	Market approach	Adjustments to market data	10% to 15% / 11%	(1)
Total	$10,191

Other real estate owned	$117	Market approach	Adjustments to market data	(10)% to 5% / (2)%	(1)

Repossessed personal property	629	Market approach	Adjustments to market data		(2)

December 31, 2022
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$1,930	Market approach	Adjustments to market data	5% to 25% / 16%	(1)
Other	256	Market approach	Adjustments to market data	(42)% to 3% / (24)%	(1)
Residential	508	Market approach	Adjustments to market data	(15)% to 3% / (1)%	(1)
Total real estate loans	2,694
Total	$2,694

Other real estate owned	$117	Market approach	Adjustments to market data	(20)% to 20% / (2)%	(1)

Repossessed personal property	467	Market approach	Adjustments to market data		(2)

Servicing assets	7,176	Market approach	Prepayment rate Discount rate	11% to 17% / 16% 22% to 25% / 22%	(3)

(1)
Appraisal reports utilize a combination of valuation techniques including a market approach, where prices and other relevant information generated by market transactions involving similar or comparable properties are used to determine the appraised value. Appraisals may include an ‘as is’ and ‘upon completion’ valuation scenarios. Adjustments are routinely made in the appraisal process by third-party appraisers to adjust for differences between the comparable sales and income data. Adjustments also result from the consideration of relevant economic and demographic factors with the potential to affect property values. Also, prospective values are based on the market conditions which exist at the date of inspection combined with informed forecasts based on current trends in supply and demand for the property types under appraisal. Positive adjustments disclosed in this table represent increases to the sales comparison and negative adjustments represent decreases.
(2)
The equipment is usually too small in value to use a professional appraisal service. The values are determined internally using a combination of auction values, vendor recommendations and sales comparisons depending on the equipment type. Some highly commoditized equipment, such as commercial trucks have services that provide industry values.
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

Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we had concluded that the carrying amounts approximate fair value, the fair value estimates shown below were based on an exit price notion as of March 31, 2023, as required by ASU 2016-01. The financial instruments for which we had concluded that the carrying amounts approximate fair value include, cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits.

The estimated fair values of financial instruments were as follows:

	March 31, 2023
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$386,201	$386,201	$—	$—
Securities available for sale	878,701	54,926	823,775	—
Loans held for sale	3,652	—	3,653	—
Loans receivable, net of allowance for credit losses	5,908,209	—	—	5,753,059
Accrued interest receivable	19,004	19,004	—	—
Financial liabilities:
Noninterest-bearing deposits	2,334,083	—	2,334,083	—
Interest-bearing deposits	3,866,955	—	—	3,870,056
Borrowings and subordinated debentures	479,558	—	346,689	131,791
Accrued interest payable	20,512	20,512	—	—

	December 31, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$352,421	$352,421	$—	$—
Securities available for sale	853,838	48,026	805,812	—
Loans held for sale	8,043	—	8,423	—
Loans receivable, net of allowance for credit losses	5,895,610	—	—	5,808,190
Accrued interest receivable	18,537	18,537	—	—
Financial liabilities:
Noninterest-bearing deposits	2,539,602	—	2,539,602	—
Interest-bearing deposits	3,628,470	—	—	3,623,827
Borrowings and subordinated debentures	479,409	—	345,867	126,828
Accrued interest payable	7,792	7,792	—	—

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

Loans receivable, net of allowance for credit losses – The fair value of loans receivable is estimated based on the discounted cash flow approach. To estimate the fair value of the loans, certain loan characteristics such as account types, remaining terms, annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances are considered. Additionally, the Company’s prior charge-off rates and loss ratios as well as various other assumptions relating to credit, interest, and prepayment risks are used as part of valuing the loan portfolio. Subsequently, the loans were individually evaluated by sorting and pooling them based on loan types, credit risk grades, and payment types. Consistent with the requirements of ASU 2016-01 which was adopted by the Company on January 1, 2018, the fair value of the Company's loans receivable is considered to be an exit price notion as of March 31, 2023 (Level 3).

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

The following table shows the distribution of total loan commitments as of the dates indicated:

	March 31,	December 31,
	2023	2022
	(in thousands)
Unused commitments to extend credit	$834,661	$780,543
Standby letters of credit	71,518	71,829
Commercial letters of credit	18,192	19,945
Total commitments	$924,371	$872,317

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$3,114	$2,586
Provision expense (recovery) for credit losses	(48)	(228)
Balance at end of period	$3,066	$2,358

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

As of March 31, 2023, the outstanding balances for our right-of-use asset and lease liability were $38.6 million and $42.4 million, respectively. The outstanding balances of the right-of-use asset and lease liability were $40.4 million and $44.2 million, respectively, as of December 31, 2022. The right-of-use asset is reported in prepaid expenses and other assets line item and lease liability is reported in accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

In determining the discount rates, since most of our leases do not provide an implicit rate, we used our incremental borrowing rate provided by the FHLB of San Francisco based on the information available at the commencement date to calculate the present value of lease payments.

At March 31, 2023, future minimum rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2023	$7,995
2024	7,319
2025	6,418
2026	5,275
2027	5,105
Thereafter	14,030
Remaining lease commitments	46,142
Interest	(3,741)
Present value of lease liability	$42,401

Weighted average remaining lease terms for the Company's operating leases were 6.91 years and 7.12 years as of March 31, 2023 and December 31, 2022, respectively. Weighted average discount rates used for the Company's operating leases were 2.41% and 2.42% as of March 31, 2023 and December 31, 2022, respectively. Net lease expense recognized for the three months ended March 31, 2023 and 2022 was $2.0 million and $2.1 million, respectively. This included operating lease costs of $2.1 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively. Sublease income for operating leases was immaterial for both the three months ended March 31, 2023 and 2022.

Cash paid and included in cash flows from operating activities for amounts used in the measurement of the lease liability of the Company's operating leases was $2.1 million and $2.0 million for the three months ended March 31, 2023 and 2022.

Note 14 — Liquidity

Hanmi Financial

As of March 31, 2023, Hanmi Financial had $13.1 million in cash on deposit with its bank subsidiary and $24.3 million of U.S. Treasury securities at fair value. As of December 31, 2022, the Company had $10.6 million in cash on deposit with its bank subsidiary and $17.7 million of U.S. Treasury securities at fair value. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of March 31, 2023 and December 31, 2022, the Bank had $350.0 million of FHLB advances, and $83.1 million and $83.3 million, respectively, of brokered deposits.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of March 31, 2023 and December 31, 2022, the total borrowing capacity available, based on pledged collateral was $1.62 billion and $1.54 billion, respectively. The remaining available borrowing capacity was $1.15 billion and $1.07 billion as of March 31, 2023 and December 31, 2022, respectively.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $22.2 million from the Federal Reserve Discount Window and the new BTFP, to which the Bank pledged securities with a carrying value of $26.6 million, with no borrowings as of March 31, 2023. The Bank also maintains a line of credit for repurchase agreements up to $100.0 million. The Bank also had three unsecured federal funds lines of credit totaling $115.0 million with no outstanding balances as of March 31, 2023.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their location on the Balance Sheet as of March 31, 2023 and December 31, 2022.

As of March 31, 2023	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$106,480	Other Assets	$5,621	$106,480	Other Liabilities	$5,617
Total derivatives not designated as hedging instruments			$5,621			$5,617

As of December 31, 2022	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$61,460	Other Assets	$7,507	$61,460	Other Liabilities	$7,375
Total derivatives not designated as hedging instruments			$7,507			$7,375

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement for the three months ended March 31, 2023 and 2022.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2023	2022
		(in thousands)
Interest rate products	Other income	$(128)	$55
Total		$(128)	$55

The Company recognized $0.6 million of fee income from its derivative financial instruments for the three months ended March 31, 2023. No fee income was earned for the three months ended March 31, 2022.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The derivative assets are located within the prepaid and other assets line item on the Consolidated Balance Sheets and the derivative liabilities are located within the accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
As of March 31, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$5,621	$—	$5,621	$5,617	$4	$—

Offsetting of Derivative Liabilities
As of March 31, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$5,617	$—	$5,617	$5,617	$—	$—

Offsetting of Derivative Assets
As of December 31, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$7,507	$—	$7,507	$7,375	$132	$—

Offsetting of Derivative Liabilities
As of December 31, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$7,375	$—	$7,375	$7,375	$—	$—

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

As of March 31, 2023 and December 31, 2022, the fair value of derivatives in a net asset position for counterparty transactions, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.6 million and $7.4 million, respectively. As of March 31, 2023, the Company had not posted any collateral with its counterparties related to these agreements and is adequately collateralized since its net asset position was $4,000 ($5.6 million of fair value of assets less $5.6 million of fair value of liabilities) as of March 31, 2023. As of December 31, 2022, the Company had not posted collateral related to these agreements and was adequately collateralized since its net asset position was $132,000 ($7.5 million of fair value of assets less $7.4 million of fair value of liabilities).

Note 16 — Subsequent Events

Cash Dividend

On April 27, 2023, the Board of Directors of the Company declared a quarterly cash dividend of $0.25 per share to be paid on May 24, 2023 to stockholders of record as of the close of business on May 8, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three months ended March 31, 2023. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended March 31, 2023 (this “Report”).

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statements. These factors include the following: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi Bank; the effect of our rating under the Community Reinvestment Act and our ability to address any issues raised in our regulatory exams; general economic and business conditions internationally, nationally and in those areas in which we operate; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital from private and government sources; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread; inflation; risks of natural disasters; the current or anticipated impact of military conflict, terrorism or other geopolitical events; a failure in or breach of our operational or security systems or infrastructure, including cyber-attacks; the failure to maintain current technologies; the inability to successfully implement future information technology enhancements; difficult business and economic conditions that can adversely affect our industry and business, including competition, fraudulent activity and negative publicity; risks associated with Small Business Administration loans; failure to attract or retain key employees; our ability to access cost-effective funding; changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio; fluctuations in real estate values; changes in accounting policies and practices; the continuing impact of the COVID-19 pandemic on our business and results of operation; changes in governmental regulation, including, but not limited to, any increase in Federal Deposit Insurance Corporation insurance premiums; changes in the fiscal and monetary policies of the Board of Governors of the Federal Reserve System; the ability of Hanmi Bank to make distributions to Hanmi Financial Corporation, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial tests; the ability to identify a suitable strategic partner or to consummate a strategic transaction; the adequacy of our allowance for credit losses; our credit quality and the effect of credit quality on our credit losses expense and allowance for credit losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; changes in securities markets; and risks as it relates to cyber security against our information technology infrastructure and those of our third party providers and vendors.

For additional information concerning risks we face, see “Part II, Item 1A. Risk Factors” in this Report and “Item 1A. Risk Factors” in Part I of the 2022 Annual Report on Form 10-K. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to the consolidated financial statements in our 2022 Annual Report on Form 10-K. We had no significant changes in our accounting policies since the filing of our 2022 Annual Report on Form 10-K.

Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2022 Annual Report on Form 10-K. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors.

Executive Overview

Net income was $22.0 million, or $0.72 per diluted share, for the three months ended March 31, 2023 compared with $20.7 million, or $0.68 per diluted share, for the same period a year ago. The increase in net income was primarily driven by an increase in net interest income of $6.9 million, offset by a $1.1 million increase in noninterest expense attributable to higher salaries and employee benefits and an increase in credit loss expense of $3.5 million. The increase in credit loss expense during the first quarter of 2023 was due to $2.1 million in credit loss expense in the first quarter of 2023 and a $1.4 million recovery of credit loss expense in the first quarter of 2022.

Other financial highlights include the following:

•
Cash and due from banks increased $33.8 million to $386.2 million as of March 31, 2023 from $352.4 million at December 31, 2022.
•
Securities increased $24.9 million to $878.7 million at March 31, 2023 from $853.8 million at December 31, 2022.
•
Loans receivable, before the allowance for credit losses, were $5.98 billion at March 31, 2023 compared with $5.97 billion at December 31, 2022.
•
Deposits were $6.20 billion at March 31, 2023 compared with $6.17 billion at December 31, 2022.
•
Stockholders’ equity at March 31, 2023 was $662.2 million, compared with $637.5 million at December 31, 2022.
•
Return on average assets for the quarter ended March 31, 2023 was 1.21% and return on average stockholders' equity was 12.19%.

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

	Three Months Ended
	March 31, 2023			March 31, 2022
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,944,399	$80,923	5.51%	$5,231,672	$53,924	4.18%
Securities (2)	980,712	4,025	1.67%	930,505	2,516	1.11%
FHLB stock	16,385	289	7.16%	16,385	248	6.14%
Interest-bearing deposits in other banks	192,902	2,066	4.34%	494,887	216	0.18%
Total interest-earning assets	7,134,398	87,303	4.96%	6,673,449	56,904	3.46%

Noninterest-earning assets:
Cash and due from banks	65,088			62,968
Allowance for credit losses	(71,452)			(73,177)
Other assets	239,121			229,952
Total assets	$7,367,155			$6,893,192

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$109,391	$29	0.11%	$124,892	$17	0.06%
Money market and savings	1,453,569	7,315	2.04%	2,106,008	1,189	0.23%
Time deposits	2,223,615	18,154	3.31%	937,044	807	0.35%
Total interest-bearing deposits	3,786,575	25,498	2.73%	3,167,944	2,013	0.26%
Borrowings	268,056	2,369	3.58%	130,556	337	1.05%
Subordinated debentures	129,483	1,583	4.89%	213,171	3,598	6.75%
Total interest-bearing liabilities	4,184,114	29,450	2.85%	3,511,671	5,948	0.69%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	2,324,413			2,634,398
Other liabilities	127,112			88,367
Stockholders’ equity	731,516			658,756
Total liabilities and stockholders’ equity	$7,367,155			$6,893,192

Net interest income		$57,853			$50,956

Cost of deposits (3)			1.69%			0.14%
Net interest spread (taxable equivalent basis) (4)			2.10%			2.77%
Net interest margin (taxable equivalent basis) (5)			3.28%			3.10%

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

	Three Months Ended
	March 31, 2023 vs March 31, 2022
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$7,288	$19,711	$26,999
Securities (2)	136	1,373	1,509
FHLB stock	—	41	41
Interest-bearing deposits in other banks	(132)	1,982	1,850
Total interest and dividend income	7,292	23,107	30,399

Interest expense:
Demand: interest-bearing	$(2)	$14	$12
Money market and savings	(372)	6,498	6,126
Time deposits	1,108	16,239	17,347
Borrowings	355	1,677	2,032
Subordinated debentures	(1,415)	(600)	(2,015)
Total interest expense	(326)	23,828	23,502
Change in net interest income	$7,618	$(721)	$6,897

(1)
Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)
Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.

For the three months ended March 31, 2023 and 2022, net interest income was $57.9 million and $51.0 million, respectively. The net interest spread and net interest margin, on a taxable equivalent basis, for the quarter ended March 31, 2023, were 2.10% and 3.28%, respectively, compared with 2.77% and 3.10%, respectively, for the same period in 2022. Interest and dividend income increased $30.4 million, or 53.4%, to $87.3 million for the three months ended March 31, 2023 from $56.9 million for the same period in 2022 due to higher average interest-earning asset balances and yields. Interest expense increased $23.5 million, or 395.1%, to $29.5 million for the three months ended March 31, 2023 from $5.9 million for the same period in 2022 primarily due to higher deposit and borrowing rates due to the rising interest rate environment offset by lower subordinated debenture costs.

The average balance of interest earning assets increased $460.9 million, or 6.9%, to $7.13 billion for the three months ended March 31, 2023 from $6.67 billion for the three months ended March 31, 2022. The average balance of loans increased $712.7 million, or 13.6%, to $5.94 billion for the three months ended March 31, 2023 from $5.23 billion for the three months ended March 31, 2022 due mainly to lower payoffs and $303.6 million of loan production during the quarter. The average balance of securities increased $50.2 million, or 5.4%, to $980.7 million for the three months ended March 31, 2023 from $930.5 million for the three months ended March 31, 2022. The average balance of interest-bearing deposits at other banks decreased $302.0 million to $192.9 million for the three months ended March 31, 2022, as excess funds were used to fund loan and securities growth.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 150 basis points to 4.96% for the three months ended March 31, 2023 from 3.46% for the three months ended March 31, 2022, mainly due to the higher interest rate environment. The average yield on loans increased to 5.51% for the three months ended March 31, 2023 from 4.18% for the three months ended March 31, 2022, driven mainly by the higher interest rate environment. The average yield on securities, on a taxable equivalent basis, increased to 1.67% for the three months ended March 31, 2023 from 1.11% for the three months ended March 31, 2022, reflecting the rising market interest rate environment. The average yield on interest-bearing deposits in other banks increased 416 basis points to 4.34% for the three months ended March 31, 2023 from 0.18% for the three months ended March 31, 2022 mainly due to higher market rates.

The average balance of interest-bearing liabilities increased $672.4 million, or 19.1%, to $4.18 billion for the three months ended March 31, 2023 compared to $3.51 billion for the three months ended March 31, 2022. The average balance of time deposits and borrowings increased $1.29 billion and $137.5 million, respectively, offset by decreases in the average balance of money market and savings accounts and subordinated debentures of $652.4 million and $83.7 million, respectively.

The average cost of interest-bearing liabilities was 2.85% and 0.69% for the three months ended March 31, 2023 and 2022, respectively. The average cost of subordinated debentures decreased 186 basis points to 4.89% for the three months ended March 31, 2023 compared to 6.75% for the three months ended March 31, 2022, due to a pre-tax charge of $1.1 million for the three months ended March 31, 2022 for the remaining debt issuance costs due upon redemption on the 2027 Notes. The average cost of borrowings increased 253 basis points to 3.58% for the three months ended March 31, 2023 compared to 1.05% for the three months ended March 31, 2022. The average cost of interest-bearing deposits increased 247 basis points to 2.73% for the three months ended March 31, 2023, compared to 0.26% for the three months ended March 31, 2022. The increased costs were primarily due to increased market interest rates.

Credit Loss Expense

For the first quarter of 2023, the Company recorded $2.1 million of credit loss expense, comprised of a $2.2 million credit loss expense for loan losses, and a $48,000 negative provision for off-balance sheet items. For the same period in 2022, the Company recorded a $1.4 million recovery of credit loss expense, comprised of a $1.2 million negative provision for loan losses, and a $0.2 million negative provision for off-balance sheet items. The increase in credit loss expense for the three months ended March 31, 2023 as compared to the same period in 2022 was mainly attributable to a specific reserve allocation of $2.5 million on a nonperforming commercial and industrial loan in the health-care industry. The recovery of credit loss expense for the three months ended March 31, 2022 resulted from a combination of overall improvements in asset quality and economic forecasts, as well as a net reduction in specific qualitative factors allocated to criticized hospitality loans impacted by the pandemic, offset by strong loan growth

See also “Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)	Increase (Decrease)
	2023	2022	Amount	Percent
	(in thousands)
Service charges on deposit accounts	$2,579	$2,875	$(296)	(10.30)%
Trade finance and other service charges and fees	1,258	1,142	116	10.16
Servicing income	742	734	8	1.09
Bank-owned life insurance income	270	244	26	10.66
All other operating income	1,618	1,004	614	61.16
Service charges, fees & other	6,467	5,999	468	7.80
Gain on sale of SBA loans	1,869	2,521	(652)	(25.86)
Total noninterest income	$8,336	$8,520	$(184)	(2.16)%

For the three months ended March 31, 2023, noninterest income was $8.3 million, a decrease of $0.2 million, or 2.2%, compared with $8.5 million for the same period in 2022. The decrease was mainly attributable to a $0.7 million decrease in the gain on loan sales resulting from lower volume and net trade premiums, offset by a $0.5 million increase in swap fee income included in other operating income.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)	Increase (Decrease)
	2023	2022	Amount	Percent
	(in thousands)
Salaries and employee benefits	$20,610	$17,717	$2,893	16.33%
Occupancy and equipment	4,412	4,646	(234)	(5.04)
Data processing	3,253	3,236	17	0.53
Professional fees	1,335	1,430	(95)	(6.64)
Supplies and communications	676	665	11	1.65
Advertising and promotion	833	817	16	1.96
All other operating expenses	1,957	3,186	(1,229)	(38.58)
Subtotal	33,076	31,697	1,379	4.35
Other real estate owned expense (income)	(201)	12	(213)	NM
Repossessed personal property expense (income)	(84)	(17)	(67)	394.12
Total noninterest expense	$32,791	$31,692	$1,099	3.47%

For the three months ended March 31, 2023, noninterest expense was $32.8 million, an increase of $1.1 million, or 3.5% compared with $31.7 million for the same period in 2022. Salaries and employee benefits increased $2.9 million due to annual merit and bonus increases, and a 3.3% increase in average full-time equivalent employees. All other operating expenses decreased $1.2 million attributable mainly to a decrease in loan-related expenses.

Income Tax Expense

Income tax expense was $9.3 million and $8.5 million representing an effective income tax rate of 29.7% and 29.0% for the three months ended March 31, 2023 and 2022, respectively. The increase in the effective tax rate for the three months ended March 31, 2023, compared to the same period in 2022 was principally due to an increase in tax charges from the Company’s share-based compensation and an increase in disallowed interest expense.

Financial Condition

Securities

As of March 31, 2023, our securities portfolio consisted of U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and debt securities, tax-exempt municipal bonds and, to a lesser extent, U.S. Treasury securities. Most of these securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10% of stockholders’ equity as of March 31, 2023 or December 31, 2022. Securities increased $24.9 million to $878.7 million at March 31, 2023 from $853.8 million at December 31, 2022, due to $29.5 million in securities purchases and a $13.6 million increase in the fair value of securities at March 31, 2023 compared to December 31, 2022.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their cost weighted average yield, which is calculated using amortized cost as the weight, as of March 31, 2023:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$17,347	3.36%	$38,827	2.97%	$—	0.00%	$—	0.00%	$56,174	3.09%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	1	2.52	114	2.90	5,565	2.85	526,437	1.59	532,117	1.60
Mortgage-backed securities - commercial	—	—	7,310	2.44	1,482	1.06	52,697	1.54	61,489	1.64
Collateralized mortgage obligations	—	—	255	1.28	725	2.65	111,041	2.40	112,021	2.40
Debt securities	18,211	1.34	132,151	1.36	—	—	—	—	150,362	1.36
Total U.S. government agency and sponsored agency obligations	18,212	1.34	139,830	1.42	7,772	2.49	690,175	1.72	855,989	1.67
Municipal bonds-tax exempt	—	—	—	—	19,985	1.38	57,904	1.32	77,889	1.34
Total securities available for sale	$35,559	2.33%	$178,657	1.75%	$27,757	1.69%	$748,079	1.68%	$990,052	1.72%

Loans Receivable

As of March 31, 2023 and December 31, 2022, loans receivable (excluding loans held for sale), net of deferred loan fees and costs, discounts and allowance for credit losses, were $5.91 billion and $5.90 billion, respectively. The increase primarily reflected $303.6 million in new loan production, offset by $154.9 million in loan sales and payoffs, and amortization and other reductions of $139.7 million. Loan production primarily consisted of residential mortgages of $97.2 million, commercial real estate of $75.5 million, equipment financing agreements of $69.3 million, SBA loans of $34.5 million and commercial and industrial loans of $27.1 million.

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses as of March 31, 2023. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$100,032	$230,151	$315,128	$369,914	$37,128	$1,052,353
Hospitality	129,528	229,840	144,816	146,465	18,363	669,012
Office	41,917	184,439	273,115	29,981	4,251	533,703
Other	120,904	393,833	517,131	322,487	61,393	1,415,748
Total commercial property loans	392,381	1,038,263	1,250,190	868,847	121,135	3,670,816
Construction	85,072	28,288	—	—	—	113,360
Residential	6,669	46	15	5,053	806,134	817,917
Total real estate loans	484,122	1,066,597	1,250,205	873,900	927,269	4,602,093
Commercial and industrial loans	316,499	162,837	190,337	108,476	—	778,149
Equipment financing agreements	23,942	179,185	355,378	41,711	—	600,216
Loans receivable	$824,563	$1,408,619	$1,795,920	$1,024,087	$927,269	$5,980,458
Loans with predetermined interest rates	360,056	953,702	1,394,647	185,588	254,158	3,148,151
Loans with variable interest rates	464,507	454,917	401,273	838,499	673,111	2,832,307

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with fixed or predetermined interest rates due after one year, as of March 31, 2023.

	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$203,787	$272,471	$57,949	$—	$534,207
Hospitality	91,464	134,054	6,497	—	232,015
Office	144,714	217,817	—	—	362,531
Other	303,177	408,040	65,111	7,721	784,049
Total commercial property loans	743,142	1,032,382	129,557	7,721	1,912,802
Construction	28,288	—	—	—	28,288
Residential	40	15	2,723	246,437	249,215
Total real estate loans	771,470	1,032,397	132,280	254,158	2,190,305
Commercial and industrial loans	3,047	6,872	11,597	—	21,516
Equipment financing agreements	179,185	355,378	41,711	—	576,274
Loans receivable	$953,702	$1,394,647	$185,588	$254,158	$2,788,095

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with floating or variable interest rates (including hybrids) due after one year, as of March 31, 2023.

	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$26,364	$42,657	$311,965	$37,128	$418,114
Hospitality	138,377	10,761	139,968	18,363	307,469
Office	39,725	55,298	29,981	4,251	129,255
Other	90,656	109,091	257,375	53,672	510,794
Total commercial property loans	295,122	217,807	739,289	113,414	1,365,632
Residential	5	—	2,331	559,697	562,033
Total real estate loans	295,127	217,807	741,620	673,111	1,927,665
Commercial and industrial loans	159,790	183,466	96,879	—	440,135
Loans receivable	$454,917	$401,273	$838,499	$673,111	$2,367,800

Industry

As of March 31, 2023, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10.0% of loans receivable outstanding:

		Percentage of
	Balance as of	Loans Receivable
	March 31, 2023	Outstanding
	(in thousands)
Lessor of nonresidential buildings	$1,780,674	29.8%
Hospitality	704,088	11.8%

Loan Quality Indicators

Loans 30 to 89 days past due and still accruing were $15.4 million at March 31, 2023, compared with $7.5 million at December 31, 2022, attributable mainly to a $6.7 million past due and accruing loan at March 31, 2023, that resolved its delinquency subsequent to the end of the first quarter.

At March 31, 2023 and December 31, 2022, there were no loans 90 days or more past due and still accruing interest.

Special mention loans were $64.3 million at March 31, 2023 compared with $79.0 million at December 31, 2022. The $14.7 million decrease in special mention loans included downgrades to classified loans of $10.0 million, and payoffs of $4.6 million.

Classified loans were $47.3 million at March 31, 2023 compared with $46.2 million at December 31, 2022. The $1.1 million increase was primarily driven by the downgrade of one loan in the amount of $10.0 million, offset by loan upgrades of $8.8 million.

Activity in criticized loans was as follows for the periods indicated:

	Special Mention	Classified
	(in thousands)
March 31, 2023
Balance at January 1, 2023	$79,013	$46,192
Additions	766	13,808
Reductions	(15,439)	(12,713)
Balance at March 31, 2023	$64,340	$47,287

December 31, 2022
Balance at January 1, 2022	$95,294	$60,633
Additions	133,134	15,808
Reductions	(149,415)	(30,249)
Balance at December 31, 2022	$79,013	$46,192

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

Except for nonaccrual loans, management is not aware of any other loans as of March 31, 2023 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan or equipment financing agreement repayment terms, or any known events that would result in a loan or equipment financing agreement being designated as nonperforming at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, inflation or changes in the financial condition or business of borrowers may adversely affect a borrower’s ability to pay.

Nonperforming loans were $20.1 million at March 31, 2023, or 0.34% of loans, compared with $9.8 million at December 31, 2022, or 0.17% of the portfolio. The increase reflects a $10.0 million commercial and industrial loan in the health-care industry secured by real estate and business assets for which there was a specific allowance of $2.5 million.

Nonperforming assets were $20.2 million at March 31, 2023, or 0.27% of total assets, compared with $10.0 million, or 0.14%, at December 31, 2022.

Individually Evaluated Loans

The Company reviews loans on an individual basis when the loan does not share similar risk characteristics with loan pools.

Individually evaluated loans were $20.1 million and $9.8 million as of March 31, 2023 and December 31, 2022, respectively, representing an increase of $10.3 million, or 103.6%. The increase primarily reflects the addition of a $10.0 million nonperforming commercial and industrial loan in the health-care industry. Specific allowances associated with individually evaluated loans increased $2.9 million to $6.2 million as of March 31, 2023 compared with $3.3 million as of December 31, 2022. The increase primarily reflects the addition of a $2.5 million specific allowance on the previously mentioned nonperforming loan in the health-care industry.

No loans were modified during the three months ended March 31, 2023 or 2022.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

The Company’s estimate of the allowance for credit losses at March 31, 2023 and December 31, 2022 reflected losses expected over the remaining contractual life of the assets based on historical, current, and forward-looking information. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

Management selected three loss methodologies for the collective allowance estimation. At March 31, 2023, the Company used the discounted cash flow (“DCF”) method to estimate allowances for credit losses for the commercial and industrial loan portfolio, the Probability of Default/Loss Given Default (“PD/LGD”) method for the commercial real estate, construction, SBA and residential real estate portfolios, and the Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses for the equipment financing agreements portfolio. Loans that do not share similar risk characteristics are individually evaluated for allowances.

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

As of March 31, 2023 and December 31, 2022, the Company relied on the economic projections from Moody’s to inform its loss driver forecasts over the four-quarter forecast period. For all loan pools, the Company utilizes and forecasts the national unemployment rate as the primary loss driver.

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

The allowance for credit losses was $72.2 million at March 31, 2023 compared with $71.5 million at December 31, 2022. The allowance attributed to individually evaluated loans was $6.2 million at March 31, 2023 compared with $3.3 million at December 31, 2022. The allowance attributed to collectively evaluated loans was $66.0 million at March 31, 2023 compared with $68.2 million at December 31, 2022, and considered the impact of changes in macroeconomic assumptions, lower average loss rates in the commercial and industrial segment and normalized interest rate forecasts for the subsequent four quarters.

The following table reflects our allocation of the allowance for credit losses by loan category as well as the amount of loans in each loan category, including related percentages:

	March 31, 2023				December 31, 2022
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$9,405	13.0%	$1,052,353	17.6%	$7,872	11.0%	$1,023,608	17.2%
Hospitality	14,138	19.6	669,012	11.2	13,407	18.7	646,893	10.8
Office	2,509	3.5	533,703	8.9	2,293	3.2	499,946	8.4
Other	9,186	12.7	1,415,748	23.7	13,056	18.3	1,553,729	26.0
Total commercial property loans	35,238	48.8	3,670,816	61.4	36,628	51.2	3,724,176	62.4
Construction	4,003	5.5	113,360	1.9	4,022	5.7	109,205	1.8
Residential	4,290	6.0	817,917	13.7	3,376	4.7	734,472	12.4
Total real estate loans	43,531	60.3	4,602,093	77.0	44,026	61.6	4,567,853	76.6
Commercial and industrial loans	15,333	21.2	778,149	13.0	15,267	21.3	804,492	13.4
Equipment financing agreements	13,385	18.5	600,216	10.0	12,230	17.1	594,788	10.0
Total	$72,249	100.0%	$5,980,458	100.0%	$71,523	100.0%	$5,967,133	100.0%

The following table sets forth certain ratios related to our allowance for credit losses at the dates presented:

	As of
	March 31, 2023	December 31, 2022
	(dollars in thousands)
Ratios:
Allowance for credit losses to loans receivable	1.21%	1.20%
Nonaccrual loans to loans	0.34%	0.17%
Allowance for credit losses to nonaccrual loans	360.34%	726.42%

Balance:
Nonaccrual loans at end of period	$20,050	$9,846
Nonperforming loans at end of period	$20,050	$9,846

As of March 31, 2023 and December 31, 2022, the allowance for credit losses related to off-balance sheet items, primarily unfunded loan commitments, was $3.1 million. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances were adequate for current expected lifetime losses in the loan portfolio and off-balance sheet exposure as of March 31, 2023.

The following table presents a summary of net (charge-offs) recoveries for the loan portfolio:

	Three Months Ended
	Average Loans	Net (Charge-Offs) Recoveries	Net (Charge-Offs) Recoveries to Average Loans (1)
	(dollars in thousands)
March 31, 2023
Commercial real estate loans	$3,800,499	$(412)	(0.04)%
Residential loans	780,833	68	0.03
Commercial and industrial loans	760,835	25	0.01
Equipment financing agreements	602,232	(1,136)	(0.75)
Total	$5,944,399	$(1,455)	(0.10)%

March 31, 2022
Commercial real estate loans	$3,752,658	$(335)	(0.04)%
Residential loans	407,967	2	0.00
Commercial and industrial loans	578,583	259	0.18
Equipment financing agreements	492,464	176	0.14
Total	$5,231,672	$102	0.01%
(1)
Annualized

For the three months ended March 31, 2023, gross charge-offs were $2.2 million, an increase of $1.4 million, from $0.8 million for the same period in 2022 and gross recoveries were $0.8 million, a decrease of $0.1 million, from $0.9 million for the three months ended March 31, 2022. Net loan charge-offs were $1.5 million, or 0.10% of average loans, compared with net loan recoveries of $0.1 million, or 0.01% of average loans, for the three months ended March 31, 2023 and 2022, respectively.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	March 31, 2023		December 31, 2022
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$2,334,083	37.6%	$2,539,602	41.3%
Interest-bearing:
Demand	104,245	1.7	115,573	1.9
Money market and savings	1,382,472	22.3	1,556,690	25.2
Uninsured time deposits of more than $250,000:
Three months or less	96,204	1.6	44,828	0.7
Over three months through six months	94,526	1.5	123,471	2.0
Over six months through twelve months	452,572	7.3	191,248	3.1
Over twelve months	72,093	1.2	138,451	2.2
Other time deposits	1,664,843	26.8	1,458,209	23.6
Total deposits	$6,201,038	100.0%	$6,168,072	100.0%

Total deposits were $6.20 billion and $6.17 billion as of March 31, 2023 and December 31, 2022, respectively, representing an increase of $33.0 million, or 0.5%. The increase in deposits was primarily driven by an increase of $424.0 million in time deposits, offset by a decrease of $391.0 million in all other deposits due to rising market rates and the shift to time deposits. At March 31, 2023, the loan-to-deposit ratio was 96.4% compared with 96.7% at December 31, 2022.

As of March 31, 2023, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.60 billion, of which $1.88 billion were demand, money market and savings deposits and $715.4 million were time deposits. As of December 31, 2022, the aggregate amount of uninsured deposits was $2.65 billion, consisting of $2.15 billion in demand, money market and savings deposits and $498.0 million in time deposits.

Borrowings and Subordinated Debentures

Borrowings mostly take the form of advances from the FHLB. At both March 31, 2023 and December 31, 2022, total advances from the FHLB were $350.0 million. The Bank had $250.0 million of overnight advances from the FHLB at both March 31, 2023 and December 31, 2022.

The weighted-average interest rate of all FHLB advances at March 31, 2023 and December 31, 2022 was 4.11% and 3.57%, respectively.

The FHLB maximum amount outstanding at any month end during each of the year to date periods ended March 31, 2023 and December 31, 2022 was $350.0 million.

The following is a summary of contractual maturities greater than twelve months of FHLB advances:

	March 31, 2023		December 31, 2022
FHLB of San Francisco	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Advances due over 12 months through 24 months	$25,000	1.22%	$37,500	0.40%
Advances due over 24 months through 36 months	25,000	4.44	12,500	1.90
Outstanding advances over 12 months	$50,000	2.83%	$50,000	0.78%

Subordinated debentures were $129.6 million as of March 31, 2023 and $129.4 million as of December 31, 2022. Subordinated debentures are comprised of fixed-to-floating subordinated notes of $108.2 million as of March 31, 2023 and December 31, 2022, and junior subordinated deferrable interest debentures of $21.3 million and $21.2 million as of March 31, 2023 and December 31, 2022, respectively. See “Note 8 – Borrowings and Subordinated Debentures” to the consolidated financial statements for more details.

Stockholders' Equity

Stockholders’ equity at March 31, 2023 was $662.2 million, compared with $637.5 million at December 31, 2022. The increase was primarily due to $14.4 million of first quarter net income net of dividends as well as a $9.9 million reduction in unrealized after-tax loss due to changes in the value of the securities portfolio resulting from decreases in intermediate-term interest rates during the first quarter.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below) as of March 31, 2023. The Company compares this stress simulation to policy limits, which specify the maximum tolerance level for net interest income exposure over a 1- to 12-month and a 13- to 24- month horizon, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
Change in	1- to 12-Month Horizon		13- to 24-Month Horizon
Interest	Dollar	Percentage	Dollar	Percentage
Rate	Change	Change	Change	Change
	(dollars in thousands)
300%	$14,669	6.24%	$7,822	3.16%
200%	$9,031	3.84%	$3,210	1.30%
100%	$5,337	2.27%	$3,616	1.46%
(100%)	$(7,224)	(3.07%)	$(7,704)	(3.11%)
(200%)	$(16,260)	(6.92%)	$(19,522)	(7.88%)
(300%)	$(26,613)	(11.32%)	$(34,516)	(13.93%)

Change in	Economic Value of Equity (EVE)
Interest	Dollar	Percentage
Rate	Change	Change
	(dollars in thousands)
300%	$(30,634)	(4.05%)
200%	$(20,334)	(2.69%)
100%	$522	0.07%
(100%)	$(22,630)	(2.99%)
(200%)	$(69,952)	(9.25%)
(300%)	$(140,113)	(18.53%)

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

The key assumptions, based upon loans receivable, securities and deposits, are as follows:

Conditional prepayment rates*:
Loans receivable	15%
Securities	6%
Deposit rate betas*:
NOW, savings, money market demand	47%
Time deposits, retail and wholesale	76%

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

In response to the uncertainty surrounding the COVID-19 pandemic, the Board reduced the quarterly cash dividends paid on common stock beginning in the second quarter of 2020. Due to the continued stabilization of Company results and financial condition, the Board authorized an increase in the quarterly cash dividend to $0.12 per share for the second quarter of 2021 from $0.10 per share for the first quarter of 2021. As the effects of the pandemic continued to subside and the Company’s results and financial condition improved, the Board again increased the dividend to $0.20 per share for the fourth quarter of 2021, to $0.22 per share for the first and second quarters of 2022, and to $0.25 per share for the third and fourth quarters of 2022 and first quarter of 2023. The Board will continue to re-evaluate the level of quarterly dividends in subsequent quarters.

The Company’s ability to pay dividends to shareholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the Department of Financial Protection and Innovation (“DFPI”), in an amount not exceeding the greater of: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. As of April 1, 2023, the Bank has the ability to pay dividends of approximately $156.1 million, after giving effect to the $0.25 dividend declared for the second quarter of 2023, without the prior approval of the Commissioner of the DFPI.

At March 31, 2023, the Bank’s total risk-based capital ratio of 14.15%, Tier 1 risk-based capital ratio of 13.06%, common equity Tier 1 capital ratio of 13.06% and Tier 1 leverage capital ratio of 11.06%, placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00%, Tier 1 risk-based capital ratio equal to or greater than 8.00%, common equity Tier 1 capital ratios equal to or greater than 6.50%, and Tier 1 leverage capital ratio equal to or greater than 5.00%.

At March 31, 2023, the Company's total risk-based capital ratio was 14.80%, Tier 1 risk-based capital ratio was 11.94%, common equity Tier 1 capital ratio was 11.59% and Tier 1 leverage capital ratio was 10.09%.

For a discussion of implemented changes to the capital adequacy framework prompted by Basel III and the Dodd- Frank Wall Street Reform and Consumer Protection Act, see our 2022 Annual Report on Form 10-K.

Liquidity

For a discussion of liquidity for the Company, see Note 14 - Liquidity included in the notes to unaudited consolidated financial statements in this Report and Note 22 – Liquidity in our 2022 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see Note 12 - Off-Balance Sheet Commitments included in the notes to unaudited consolidated financial statements in this Report and “Item 1. Business - Off-Balance Sheet Commitments” in our 2022 Annual Report on Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations described in our 2022 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

Except as provided below, there have been no material changes in risk factors applicable to the Corporation from those described in “Risk Factors” in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Our stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions. Further, if we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, which have come under greater scrutiny in light of recent bank failures, it may have a material adverse effect on our financial condition and results of operations

On March 9, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the California Department of Financial Protection and Innovation and on March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services. In each case, the FDIC was named receiver. These banks also had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.

These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, it may have a material adverse effect on our financial condition and results of operations.

Rising Interest Rates Have Decreased the Value of the Company’s Securities Portfolio, and the Company Would Realize Losses if it Were Required to Sell Such Securities to Meet Liquidity Needs

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including ours, resulting in unrealized losses embedded in the securities portfolios. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a BTFP available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.

Recent Negative Developments Affecting the Banking Industry, and Resulting Media Coverage, Have Eroded Customer Confidence in the Banking System

The recent high-profile bank failures involving Silicon Valley Bank and Signature Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. These market developments have negatively impacted customer confidence in the safety and soundness of financial institutions. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 24, 2019, the Company announced a stock repurchase program that authorized the repurchase of up to 5% of its outstanding shares or approximately 1.5 million shares of common stock. As of March 31, 2023, 659,972 shares remained available for future purchases under that stock repurchase program.

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2023:

Purchase Date:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
January 1, 2023 - January 31, 2023	$—	—	659,972
February 1, 2023 - February 28, 2023	—	—	659,972
March 1, 2023 - March 31, 2023	—	—	659,972
Total	$—	—	659,972

The Company acquired 14,628 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through vesting of Company stock awards for the three months ended March 31, 2023. Shares withheld to cover income taxes upon the vesting of stock awards are repurchased pursuant to the terms of the applicable plan and not under the Company's repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL

* Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).

† Constitutes a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	May 8, 2023	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2023	By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)