Form 10-Q
period 2023-06-30
HANMI FINANCIAL CORP
filed 2023-08-08
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 1, 2023, there were 30,477,301 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries Quarterly Report on Form 10-Q

Three Months Ended June 30, 2023

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Cash and due from banks	$344,907	$352,421
Securities available for sale, at fair value (amortized cost of $955,860 and $978,796 as of June 30, 2023 and December 31, 2022, respectively)	836,650	853,838
Loans held for sale, at the lower of cost or fair value	7,293	8,043
Loans receivable, net of allowance for credit losses of $71,024 and $71,523 as of June 30, 2023 and December 31, 2022, respectively	5,894,147	5,895,610
Accrued interest receivable	18,163	18,537
Premises and equipment, net	22,849	22,850
Customers' liability on acceptances	1,688	328
Servicing assets	7,352	7,176
Goodwill and other intangible assets, net	11,162	11,225
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	43,431	51,924
Bank-owned life insurance	56,085	55,544
Prepaid expenses and other assets	84,812	84,381
Total assets	$7,344,924	$7,378,262

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,206,078	$2,539,602
Interest-bearing	4,109,690	3,628,470
Total deposits	6,315,768	6,168,072
Accrued interest payable	34,621	7,792
Bank's liability on acceptances	1,688	328
Borrowings	125,000	350,000
Subordinated debentures ($136,800 and $136,800 face amount less unamortized discount and debt issuance costs of $7,092 and $7,391 as of June 30, 2023 and December 31, 2022, respectively)	129,708	129,409
Accrued expenses and other liabilities	69,579	85,146
Total liabilities	6,676,364	6,740,747
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,863,421 shares (30,485,788 shares outstanding) and 33,708,234 shares (30,485,621 shares outstanding) as of June 30, 2023 and December 31, 2022, respectively	33	33
Additional paid-in capital	585,391	583,410
Accumulated other comprehensive loss, net of tax benefit of $34,571 and $35,973 as of June 30, 2023 and December 31, 2022, respectively	(84,639)	(88,985)
Retained earnings	296,901	269,542
Less treasury stock; 3,377,633 shares and 3,222,613 shares as of June 30, 2023 and December 31, 2022, respectively	(129,126)	(126,485)
Total stockholders’ equity	668,560	637,515
Total liabilities and stockholders’ equity	$7,344,924	$7,378,262

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest and dividend income:
Interest and fees on loans receivable	$83,567	$59,855	$164,490	$113,779
Interest on securities	4,126	2,930	8,152	5,447
Dividends on FHLB stock	283	242	572	490
Interest on deposits in other banks	2,794	193	4,859	408
Total interest and dividend income	90,770	63,220	178,073	120,124
Interest expense:
Interest on deposits	32,115	2,457	57,613	4,470
Interest on borrowings	1,633	370	4,002	707
Interest on subordinated debentures	1,600	1,349	3,182	4,947
Total interest expense	35,348	4,176	64,797	10,124
Net interest income before credit loss expense	55,422	59,044	113,276	110,000
Credit loss expense (recovery)	(77)	1,596	2,056	220
Net interest income after credit loss expense (recovery)	55,499	57,448	111,220	109,780
Noninterest income:
Service charges on deposit accounts	2,571	2,875	5,151	5,750
Trade finance and other service charges and fees	1,173	1,416	2,431	2,558
Gain on sale of Small Business Administration ("SBA") loans	1,212	2,774	3,081	5,295
Other operating income	2,979	2,245	5,608	4,226
Total noninterest income	7,935	9,310	16,271	17,829
Noninterest expense:
Salaries and employee benefits	20,365	18,779	40,975	36,496
Occupancy and equipment	4,500	4,597	8,912	9,243
Data processing	3,465	3,114	6,718	6,351
Professional fees	1,376	1,231	2,710	2,661
Supplies and communications	638	581	1,314	1,245
Advertising and promotion	748	660	1,581	1,477
Other operating expenses	3,188	2,513	4,862	5,694
Total noninterest expense	34,280	31,475	67,072	63,167
Income before tax	29,154	35,283	60,419	64,442
Income tax expense	8,534	10,233	17,807	18,697
Net income	$20,620	$25,050	$42,612	$45,745
Basic earnings per share	$0.68	$0.82	$1.40	$1.50
Diluted earnings per share	$0.67	$0.82	$1.39	$1.50
Weighted-average shares outstanding:
Basic	30,324,264	30,296,897	30,320,281	30,271,761
Diluted	30,387,041	30,412,348	30,383,226	30,391,273

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$20,620	$25,050	$42,612	$45,745
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	(9,730)	(31,070)	3,877	(83,233)
Unrealized gain (loss) on securities	(9,730)	(31,070)	3,877	(83,233)
Income tax benefit (expense) related to items of other comprehensive income	2,827	9,321	(849)	25,108
Other comprehensive income (loss), net of tax	(6,903)	(21,749)	3,028	(58,125)

Reclassification adjustment for (gains) losses included in net earnings	1,871	—	1,871	—
Income tax (benefit) expense related to reclassification adjustment	(548)	—	(553)	—
Reclassification adjustment for (gains) losses included in net earnings, net of tax	1,323	—	1,318	—
Other comprehensive income (loss), net of tax	(5,580)	(21,749)	4,346	(58,125)
Total comprehensive income (loss)	$15,040	$3,301	$46,958	$(12,380)

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2023 and 2022

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Loss	Earnings	at Cost	Equity
Balance at April 1, 2022	33,670,197	(3,201,739)	30,468,458	$33	$581,337	$(44,819)	$210,788	$(125,887)	$621,452
Restricted stock awards, net of forfeitures	31,587	—	31,587	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	681	—	—	—	681
Restricted stock surrendered due to employee tax liability	—	(17,055)	(17,055)	—	—	—	—	(435)	(435)
Cash dividends paid (common stock, $0.22/share)	—	—	—	—	—	—	(6,703)	—	(6,703)
Net income	—	—	—	—	—	—	25,050	—	25,050
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(21,749)	—	—	(21,749)
Balance at June 30, 2022	33,701,784	(3,218,794)	30,482,990	$33	$582,018	$(66,568)	$229,135	$(126,322)	$618,296

Balance at April 1, 2023	33,827,801	(3,272,514)	30,555,287	$33	$584,884	$(79,059)	$283,910	$(127,603)	$662,165
Restricted stock awards, net of forfeitures	35,620	—	35,620	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	507	—	—	—	507
Restricted stock surrendered due to employee tax liability	—	(5,119)	(5,119)	—	—	—	—	(79)	(79)
Repurchase of common stock	—	(100,000)	(100,000)	—	—	—	—	(1,444)	(1,444)
Cash dividends paid (common stock, $0.25/share)	—	—	—	—	—	—	(7,629)	—	(7,629)
Net income	—	—	—	—	—	—	20,620	—	20,620
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(5,580)	—	—	(5,580)
Balance at June 30, 2023	33,863,421	(3,377,633)	30,485,788	$33	$585,391	$(84,639)	$296,901	$(129,126)	$668,560

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2023 and 2022

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Loss	Earnings	at Cost	Equity
Balance at January 1, 2022	33,603,839	(3,196,578)	30,407,261	$33	$580,796	$(8,443)	$196,784	$(125,753)	$643,417
Restricted stock awards, net of forfeitures	97,945	—	97,945	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,222	—	—	—	1,222
Restricted stock surrendered due to employee tax liability	—	(22,216)	(22,216)	—	—	—	—	(569)	(569)
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Cash dividends paid (common stock, $0.44/share)	—	—	—	—	—	—	(13,394)	—	(13,394)
Net income	—	—	—	—	—	—	45,745	—	45,745
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(58,125)	—	—	(58,125)
Balance at June 30, 2022	33,701,784	(3,218,794)	30,482,990	$33	$582,018	$(66,568)	$229,135	$(126,322)	$618,296

Balance at January 1, 2023	33,708,234	(3,222,613)	30,485,621	$33	$583,410	$(88,985)	$269,542	$(126,485)	$637,515
Stock options exercised	50,000	—	50,000	—	821	—	—	—	821
Restricted stock awards, net of forfeitures	105,187	—	105,187	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,160	—	—	—	1,160
Restricted stock surrendered due to employee tax liability	—	(16,511)	(16,511)	—	—	—	—	(301)	(301)
Stock surrendered for stock option exercise and employee tax liability	—	(38,509)	(38,509)	—	—	—	—	(896)	(896)
Repurchase of common stock	—	(100,000)	(100,000)	—	—	—	—	(1,444)	(1,444)
Cash dividends paid (common stock, $0.50/share)	—	—	—	—	—	—	(15,253)	—	(15,253)
Net income	—	—	—	—	—	—	42,612	—	42,612
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	4,346	—	—	4,346
Balance at June 30, 2023	33,863,421	(3,377,633)	30,485,788	$33	$585,391	$(84,639)	$296,901	$(129,126)	$668,560

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$42,612	$45,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,467	9,581
Amortization of servicing assets - net	1,223	1,276
Share-based compensation expense	1,160	1,222
Credit loss expense	2,056	220
Loss on sales of securities	1,871	—
Gain on sales of SBA loans	(3,081)	(5,295)
Origination of SBA loans held for sale	(48,904)	(76,704)
Proceeds from sales of SBA loans	51,710	76,808
Change in bank-owned life insurance	(541)	(490)
Change in prepaid expenses and other assets	(1,417)	(18,658)
Change in income tax assets	7,091	7,297
Valuation adjustment on servicing assets	(385)	—
Change in accrued interest payable and other liabilities	13,269	9,682
Net cash provided by (used in) operating activities	70,131	50,684
Cash flows from investing activities:
Purchases of securities available for sale	(32,928)	(95,378)
Proceeds from matured, called and repayment of securities	44,347	60,167
Proceeds from sales of securities available for sale	8,149	—
Purchases of loans receivable	—	(11,030)
Purchases of premises and equipment	(1,663)	(1,401)
Change in loans receivable, excluding purchases	(1,173)	(494,128)
Net cash provided by (used in) investing activities	16,732	(541,770)
Cash flows from financing activities:
Change in deposits	147,696	193,121
Change in borrowings	(225,000)	7,500
Redemption of subordinated debentures, net of treasury debentures	—	(87,300)
Cash paid for employee vested shares surrendered due to employee tax liability	(376)	(569)
Repurchase of common stock	(1,444)	—
Cash dividends paid	(15,253)	(13,394)
Net cash provided by (used in) financing activities	(94,377)	99,358
Net increase (decrease) in cash and due from banks	(7,514)	(391,728)
Cash and due from banks at beginning of year	352,421	608,965
Cash and due from banks at end of period	$344,907	$217,237
Supplemental disclosures of cash flow information:
Interest paid	$37,968	$10,299
Income taxes paid	$9,994	$10,500
Non-cash activities:
Income tax benefit (expense) related to items of other comprehensive income	$(1,402)	$25,108
Change in right-of-use asset obtained in exchange for lease liability	$1,089	$130
Cashless exercise of stock options	$821	$—

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

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim periods ended June 30, 2023, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”).

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

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
June 30, 2023
U.S. Treasury securities	$58,179	$—	$(1,695)	$56,484
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	515,747	1	(71,880)	443,868
Mortgage-backed securities - commercial	60,792	—	(12,014)	48,778
Collateralized mortgage obligations	98,122	9	(11,326)	86,805
Debt securities	145,386	—	(11,010)	134,376
Total U.S. government agency and sponsored agency obligations	820,047	10	(106,230)	713,827
Municipal bonds-tax exempt	77,634	—	(11,295)	66,339
Total securities available for sale	$955,860	$10	$(119,220)	$836,650

December 31, 2022
U.S. Treasury securities	$49,690	$—	$(1,664)	$48,026
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	540,590	63	(75,501)	465,152
Mortgage-backed securities - commercial	61,799	—	(10,507)	51,292
Collateralized mortgage obligations	98,236	—	(12,751)	85,485
Debt securities	150,338	—	(11,839)	138,499
Total U.S. government agency and sponsored agency obligations	850,963	63	(110,598)	740,428
Municipal bonds-tax exempt	78,143	—	(12,759)	65,384
Total securities available for sale	$978,796	$63	$(125,021)	$853,838

The amortized cost and estimated fair value of securities as of June 30, 2023 and December 31, 2022, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	June 30, 2023		December 31, 2022
	Available for Sale		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Within one year	$39,323	$38,759	$28,665	$28,043
Over one year through five years	174,299	161,519	180,322	167,000
Over five years through ten years	68,913	62,260	39,213	35,318
Over ten years	673,325	574,112	730,596	623,477
Total	$955,860	$836,650	$978,796	$853,838

The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(in thousands, except number of securities)
June 30, 2023
U.S. Treasury securities	$(374)	$37,090	15	$(1,321)	$19,394	6	$(1,695)	$56,484	21
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(1,448)	34,738	16	(70,432)	404,808	108	(71,880)	439,546	124
Mortgage-backed securities - commercial	(88)	4,077	1	(11,926)	44,701	14	(12,014)	48,778	15
Collateralized mortgage obligations	(633)	24,462	6	(10,693)	59,614	22	(11,326)	84,076	28
Debt securities	(146)	13,786	4	(10,864)	120,590	25	(11,010)	134,376	29
Total U.S. government agency and sponsored agency obligations	(2,315)	77,063	27	(103,915)	629,713	169	(106,230)	706,776	196
Municipal bonds-tax exempt	—	—	—	(11,295)	66,339	19	(11,295)	66,339	19
Total	$(2,689)	$114,153	42	$(116,531)	$715,446	194	$(119,220)	$829,599	236

December 31, 2022
U.S. Treasury securities	$(414)	$33,812	14	$(1,250)	$14,215	4	$(1,664)	$48,027	18
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(1,712)	36,009	18	(73,789)	424,302	105	(75,501)	460,311	123
Mortgage-backed securities - commercial	(84)	4,069	1	(10,423)	47,221	14	(10,507)	51,290	15
Collateralized mortgage obligations	(1,011)	23,606	8	(11,740)	61,879	20	(12,751)	85,485	28
Debt securities	(1,103)	31,714	8	(10,736)	106,785	22	(11,839)	138,499	30
Total U.S. government agency and sponsored agency obligations	(3,910)	95,398	35	(106,688)	640,187	161	(110,598)	735,585	196
Municipal bonds-tax exempt	—	—	—	(12,759)	65,385	19	(12,759)	65,385	19
Total	$(4,324)	$129,210	49	$(120,697)	$719,787	184	$(125,021)	$848,997	233

The Company evaluates its available-for-sale securities portfolio for impairment on a quarterly basis. The Company did not recognize unrealized losses in income because we have the ability and the intent to hold and we do not expect to be required to sell these securities until the recovery of their cost basis. The quarterly impairment assessment takes into account the changes in the credit quality of these debt securities since acquisition and the likelihood of a credit loss occurring over the life of the securities. In the event that a credit loss is expected to occur in the future, an allowance is established and a corresponding credit loss is recognized. Based on this analysis, as of June 30, 2023, the Company determined that no credit losses are expected to be realized on the tax-exempt municipal bond portfolio. The remainder of the portfolio consists of U.S. Treasury obligations, U.S. government agency securities, and U.S. government sponsored agency securities, all of which have the backing of the U.S. government, and are therefore not expected to incur credit losses.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Gross realized gains on sales of securities	$—	$—	$—	$—
Gross realized losses on sales of securities	(1,871)	—	(1,871)	—
Net realized gains (losses) on sales of securities	$(1,871)	$—	$(1,871)	$—
Proceeds from sales of securities	$8,149	$—	$8,149	$—

During the three and six months ended June 30, 2023, there were $1.9 million in net losses in earnings resulting from the sale of $8.1 million of securities previously recorded with $1.7 million unrealized losses in accumulated other comprehensive income.

There were no sales of securities during the three and six months ended June 30, 2022.

Securities available for sale with market values of $26.4 million and $23.4 million as of June 30, 2023 and December 31, 2022, respectively, were pledged to secure borrowings from the Federal Reserve Bank (“FRB”) Discount Window and the new Bank Term Funding Program (“BTFP”).

At June 30, 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies in an amount greater than 10% of shareholders’ equity.
Note 3 — Loans

Loans Receivable

Loans consisted of the following as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,090,739	$1,023,608
Hospitality	686,168	646,893
Office	559,611	499,946
Other (1)	1,312,192	1,553,729
Total commercial property loans	3,648,710	3,724,176
Construction	89,613	109,205
Residential (2)	886,982	734,472
Total real estate loans	4,625,305	4,567,853
Commercial and industrial loans (3)	753,460	804,492
Equipment financing agreements	586,406	594,788
Loans receivable	5,965,171	5,967,133
Allowance for credit losses	(71,024)	(71,523)
Loans receivable, net	$5,894,147	$5,895,610

(1)
Includes mixed-use, multifamily, industrial, gas stations, faith-based facilities, medical and warehouse; all other property types represent less than one percent of total loans receivable.
(2)
Includes $2.2 million and $2.4 million of home equity loans and lines, and $4.6 million and $4.6 million of personal loans at June 30, 2023 and December 31, 2022, respectively.
(3)
At June 30, 2023 and December 31, 2022, Paycheck Protection Program loans were $0.2 million and $0.9 million, respectively.

Accrued interest on loans was $15.5 million and $16.0 million at June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023 and December 31, 2022, loans of $2.35 billion and $1.99 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following is the activity for loans held for sale for the three months ended June 30, 2023 and 2022:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
June 30, 2023
Balance at beginning of period	$379	$3,273	$3,652
Originations and transfers	14,494	9,094	23,588
Sales	(9,329)	(10,614)	(19,943)
Principal paydowns and amortization	—	(4)	(4)
Balance at end of period	$5,544	$1,749	$7,293

June 30, 2022
Balance at beginning of period	$11,825	$3,792	$15,617
Originations and transfers	29,531	15,320	44,851
Sales	(30,380)	(11,557)	(41,937)
Principal paydowns and amortization	—	(3)	(3)
Balance at end of period	$10,976	$7,552	$18,528

Loans held for sale was comprised of $7.3 million and $8.0 million of the guaranteed portion of SBA 7(a) loans at June 30, 2023 and December 31, 2022, respectively.

The following is the activity for loans held for sale for the six months ended June 30, 2023 and 2022:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
June 30, 2023
Balance at beginning of period	$3,775	$4,268	$8,043
Originations and transfers	30,881	18,023	48,904
Sales	(29,111)	(20,532)	(49,643)
Principal payoffs and amortization	(1)	(10)	(11)
Balance at end of period	$5,544	$1,749	$7,293

June 30, 2022
Balance at beginning of period	$6,954	$6,388	$13,342
Originations and transfers	49,695	27,009	76,704
Sales	(45,673)	(25,841)	(71,514)
Principal payoffs and amortization	—	(4)	(4)
Balance at end of period	$10,976	$7,552	$18,528

Allowance for Credit Losses

The following table details the information on the allowance for credit losses by portfolio segment as of and for the three months ended June 30, 2023 and 2022:

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
June 30, 2023
Balance at beginning of period	$43,531	$15,333	$13,385	$72,249
Charge-offs	—	(103)	(2,604)	(2,707)
Recoveries	62	555	350	967
Provision (recovery) for credit losses	(539)	244	810	515
Ending balance	$43,054	$16,029	$11,941	$71,024

June 30, 2022
Balance at beginning of period	$46,355	$12,944	$12,213	$71,512
Charge-offs	—	(21)	(585)	(606)
Recoveries	64	133	325	522
Provision (recovery) for credit losses	(307)	1,219	727	1,639
Ending balance	$46,112	$14,275	$12,680	$73,067

The following table details the information on the allowance for credit losses by portfolio segment as of and for the six months ended June 30, 2023 and 2022:

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
June 30, 2023
Balance at beginning of period	$44,026	$15,267	$12,230	71,523
Charge-offs	(412)	(312)	(4,220)	(4,944)
Recoveries	130	791	829	1,750
Provision (recovery) for credit losses	(690)	283	3,102	2,695
Ending balance	$43,054	$16,029	$11,941	$71,024

June 30, 2022
Balance at beginning of period	$48,890	$12,418	$11,249	$72,557
Charge-offs	(530)	(79)	(832)	(1,441)
Recoveries	259	451	747	1,457
Provision (recovery) for credit losses	(2,507)	1,485	1,516	494
Ending balance	$46,112	$14,275	$12,680	$73,067

The table below illustrates the allowance for credit losses by loan portfolio segment and each loan portfolio segment as a percentage of total loans.

	June 30, 2023				December 31, 2022
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$10,021	14.1%	$1,090,739	18.3%	$7,872	11.0%	$1,023,608	17.2%
Hospitality	14,381	20.2	686,168	11.5	13,407	18.7	646,893	10.8
Office	2,668	3.8	559,611	9.4	2,293	3.2	499,946	8.4
Other	8,277	11.7	1,312,192	22.0	13,056	18.3	1,553,729	26.0
Total commercial property loans	35,347	49.8	3,648,710	61.2	36,628	51.2	3,724,176	62.4
Construction	3,017	4.2	89,613	1.5	4,022	5.7	109,205	1.8
Residential	4,690	6.6	886,982	14.9	3,376	4.7	734,472	12.4
Total real estate loans	43,054	60.6	4,625,305	77.6	44,026	61.6	4,567,853	76.6
Commercial and industrial loans	16,029	22.6	753,460	12.6	15,267	21.3	804,492	13.4
Equipment financing agreements	11,941	16.8	586,406	9.8	12,230	17.1	594,788	10.0
Total	$71,024	100.0%	$5,965,171	100.0%	$71,523	100.0%	$5,967,133	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2023 and December 31, 2022, for which repayment is expected to be obtained through the sale of the underlying collateral.

	June 30, 2023	December 31, 2022
	Amortized Cost	Amortized Cost
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,785	$1,930
Hospitality	—	—
Office	—	—
Other (1)	1,749	256
Total commercial property loans	3,534	2,186
Residential	—	508
Total real estate loans	3,534	2,694
Commercial and industrial loans	10,002	—
Total	$13,536	$2,694
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
	(in thousands)
June 30, 2023
Real estate loans:
Commercial property
Risk Rating				`
Pass / Pass-Watch	$289,308	$1,040,840	$874,899	$583,087	$389,705	$392,812	$35,832	$3,606,483
Special Mention	5,021	—	6,879	4,358	1,441	3,658	1,700	23,057
Classified	1,258	—	4,815	—	4,910	8,187	—	19,170
Total commercial property	295,587	1,040,840	886,593	587,445	396,056	404,657	37,532	3,648,710
YTD gross charge-offs	—	—	—	412	—	—	—	412
YTD net charge-offs	—	—	—	409	—	(122)	—	287

Construction
Risk Rating
Pass / Pass-Watch	35,266	5,553	48,794	—	—	—	—	89,613
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total construction	35,266	5,553	48,794	—	—	—	—	89,613
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs	—	—	—	—	—	—	—	—

Residential
Risk Rating
Pass / Pass-Watch	190,664	386,637	163,916	12,893	224	126,749	5,395	886,478
Special Mention	—	—	—	—	—	—	500	500
Classified	—	—	—	—	—	4	—	4
Total residential	190,664	386,637	163,916	12,893	224	126,753	5,895	886,982
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs	—	—	—	—	—	(5)	—	(5)

Total real estate loans
Risk Rating
Pass / Pass-Watch	515,238	1,433,030	1,087,609	595,980	389,929	519,561	41,227	4,582,574
Special Mention	5,021	—	6,879	4,358	1,441	3,658	2,200	23,557
Classified	1,258	—	4,815	—	4,910	8,191	—	19,174
Total real estate loans	521,517	1,433,030	1,099,303	600,338	396,280	531,410	43,427	4,625,305
YTD gross charge-offs	—	—	—	412	—	—	—	412
YTD net charge-offs	—	—	—	409	—	(127)	—	282

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	124,225	183,892	90,137	35,174	13,773	11,255	261,197	719,653
Special Mention	—	17,100	—	105	—	3,871	—	21,076
Classified	—	887	—	84	46	232	11,482	12,731
Total commercial and industrial loans	124,225	201,879	90,137	35,363	13,819	15,358	272,679	753,460
YTD gross charge-offs	—	—	—	—	75	237	—	312
YTD net charge-offs	—	(13)	(3)	—	74	(536)	(1)	(479)

Equipment financing agreements:
Risk Rating
Pass / Pass-Watch	112,990	259,432	130,303	34,592	33,393	8,761	—	579,471
Special Mention	—	—	—	—	—	—	—	—
Classified	84	2,974	2,633	173	782	289	—	6,935
Total equipment financing agreements	113,074	262,406	132,936	34,765	34,175	9,050	—	586,406
YTD gross charge-offs	—	1,249	1,840	287	635	209	—	4,220
YTD net charge-offs	—	1,223	1,614	260	300	(6)	—	3,391

Total loans receivable:
Risk Rating
Pass / Pass-Watch	752,453	1,876,354	1,308,049	665,746	437,095	539,577	302,424	5,881,698
Special Mention	5,021	17,100	6,879	4,463	1,441	7,529	2,200	44,633
Classified	1,342	3,861	7,448	257	5,738	8,712	11,482	38,840
Total loans receivable	$758,816	$1,897,315	$1,322,376	$670,466	$444,274	$555,818	$316,106	$5,965,171
YTD gross charge-offs	—	1,249	1,840	699	710	446	—	4,944
YTD net charge-offs	—	1,210	1,611	669	374	(669)	(1)	3,194

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
	(in thousands)
June 30, 2023
Real estate loans:
Commercial property
Payment performance
Performing	$295,587	$1,040,840	$886,593	$587,445	$395,970	$400,623	$37,532	$3,644,590
Nonperforming	—	—	—	—	86	4,034	—	4,120
Total commercial property	295,587	1,040,840	886,593	587,445	396,056	404,657	37,532	3,648,710
YTD gross charge-offs	—	—	—	412	—	—	—	412
YTD net charge-offs	—	—	—	409	—	(122)	—	287

Construction
Payment performance
Performing	35,266	5,553	48,794	—	—	—	—	89,613
Nonperforming	—	—	—	—	—	—	—	—
Total construction	35,266	5,553	48,794	—	—	—	—	89,613
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs	—	—	—	—	—	—	—	—

Residential
Payment performance
Performing	190,664	386,637	163,916	12,893	224	126,749	5,895	886,978
Nonperforming	—	—	—	—	—	4	—	4
Total residential	190,664	386,637	163,916	12,893	224	126,753	5,895	886,982
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs	—	—	—	—	—	(5)	—	(5)

Total real estate loans
Payment performance
Performing	521,517	1,433,030	1,099,303	600,338	396,194	527,372	43,427	4,621,181
Nonperforming	—	—	—	—	86	4,038	—	4,124
Total real estate loans	521,517	1,433,030	1,099,303	600,338	396,280	531,410	43,427	4,625,305
YTD gross charge-offs	—	—	—	412	—	—	—	412
YTD net charge-offs	—	—	—	409	—	(127)	—	282

Commercial and industrial loans:
Payment performance
Performing	124,225	201,862	90,137	35,363	13,819	15,245	261,689	742,340
Nonperforming	—	17	—	—	—	113	10,990	11,120
Total commercial and industrial loans	124,225	201,879	90,137	35,363	13,819	15,358	272,679	753,460
YTD gross charge-offs	—	—	—	—	75	237	—	312
YTD net charge-offs	—	(13)	(3)	—	74	(536)	(1)	(479)

Equipment financing agreements:
Payment performance
Performing	112,990	259,432	130,303	34,592	33,393	8,761	—	579,471
Nonperforming	84	2,974	2,633	173	782	289	—	6,935
Total equipment financing agreements	113,074	262,406	132,936	34,765	34,175	9,050	—	586,406
YTD gross charge-offs	—	1,249	1,840	287	635	209	—	4,220
YTD net charge-offs	—	1,223	1,614	260	300	(6)	—	3,391

Total loans receivable:
Payment performance
Performing	758,732	1,894,324	1,319,743	670,293	443,406	551,378	305,116	5,942,992
Nonperforming	84	2,991	2,633	173	868	4,440	10,990	22,179
Total loans receivable	$758,816	$1,897,315	$1,322,376	$670,466	$444,274	$555,818	$316,106	$5,965,171
YTD gross charge-offs	—	1,249	1,840	699	710	446	—	4,944
YTD net charge-offs	—	1,210	1,611	669	374	(669)	(1)	3,194

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
	(in thousands)
June 30, 2023
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$1,090,739	$1,090,739
Hospitality	—	49	—	49	686,119	686,168
Office	—	—	—	—	559,611	559,611
Other	24	573	1,499	2,096	1,310,096	1,312,192
Total commercial property loans	24	622	1,499	2,145	3,646,565	3,648,710
Construction	—	—	—	—	89,613	89,613
Residential	1,036	—	—	1,036	885,946	886,982
Total real estate loans	1,060	622	1,499	3,181	4,622,124	4,625,305
Commercial and industrial loans	5,113	10,066	—	15,179	738,281	753,460
Equipment financing agreements	5,631	2,284	3,434	11,349	575,057	586,406
Total loans receivable	$11,804	$12,972	$4,933	$29,709	$5,935,462	$5,965,171

December 31, 2022
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$1,023,608	$1,023,608
Hospitality	—	—	—	—	646,893	646,893
Office	—	—	—	—	499,946	499,946
Other	—	494	—	494	1,553,235	1,553,729
Total commercial property loans	—	494	—	494	3,723,682	3,724,176
Construction	—	—	—	—	109,205	109,205
Residential	313	804	7	1,124	733,348	734,472
Total real estate loans	313	1,298	7	1,618	4,566,235	4,567,853
Commercial and industrial loans	77	79	—	156	804,336	804,492
Equipment financing agreements	5,825	1,271	2,949	10,045	584,743	594,788
Total loans receivable	$6,215	$2,648	$2,956	$11,819	$5,955,314	$5,967,133

At June 30, 2023 and December 31, 2022, there were no loans 90 days or more past due and still accruing interest.

Nonaccrual Loans and Nonperforming Assets

The following table represents the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$2,021	$169	$—	$2,190
Hospitality	—	49	—	49
Office	—	—	—	—
Other	1,749	132	—	1,881
Total commercial property loans	3,770	350	—	4,120
Residential	—	4	—	4
Total real estate loans	3,770	354	—	4,124
Commercial and industrial loans	—	11,120	—	11,120
Equipment financing agreements	446	6,489	—	6,935
Total	$4,216	$17,963	$—	$22,179

	December 31, 2022
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,929	$—	$—	$1,929
Office	—	—	—	—
Other	540	731	—	1,271
Total commercial property loans	2,469	731	—	3,200
Residential	508	—	—	508
Total real estate loans	2,977	731	—	3,708
Commercial and industrial loans	—	422	—	422
Equipment financing agreements	215	5,501	—	5,716
Total	$3,192	$6,654	$—	$9,846

The Company recognized $30,000 and $9,000 of interest income on nonaccrual loans for the three months ended June 30, 2023 and 2022, respectively. Interest income recognized on nonaccrual loans for the six months ended June 30, 2023 and 2022 was $134,000 and $36,000, respectively.

The following table details nonperforming assets as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in thousands)
Nonaccrual loans	$22,179	$9,846
Loans receivable 90 days or more past due and still accruing	—	—
Total nonperforming loans receivable	22,179	9,846
Other real estate owned ("OREO")	117	117
Total nonperforming assets	$22,296	$9,963

OREO of $0.1 million is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.

Loan Modifications

No loans were modified during the three and six months ended June 30, 2023 or 2022.

Note 4 — Servicing Assets

The changes in servicing assets for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
	2023	2022
	(in thousands)

Balance at beginning of period	$7,542	$7,202
Addition related to sale of SBA loans	399	882
Amortization	(589)	(731)
Balance at end of period	$7,352	$7,353

	Six Months Ended June 30,
	2023	2022
	(in thousands)

Balance at beginning of period	$7,176	$7,080
Addition related to sale of SBA loans	1,014	1,549
Amortization	(1,223)	(1,276)
Change in valuation allowance	385	—
Balance at end of period	$7,352	$7,353

At June 30, 2023 and December 31, 2022, we serviced loans sold to unaffiliated parties of $528.0 million and $523.6 million, respectively. These represented loans that were sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.3 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, and $2.6 million and $2.4 million for the six months ended June 30, 2023 and 2022, respectively. Servicing fee income, net of the amortization of servicing assets, is included in other operating income in the consolidated statements of income. Amortization expense was $0.6 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively.

The fair value of servicing rights was $8.3 million at June 30, 2023 and was determined using discount rates ranging from 13.1% to 24.9% and prepayment speeds ranging from 11.4% to 18.5%, depending on the stratification of the specific right. The fair value of servicing rights was $7.1 million at December 31, 2022 and was determined using discount rates ranging from 21.9% to 25.3% and prepayment speeds ranging from 10.8% to 16.7%, depending on the stratification of the specific right.

Note 5 — Income Taxes

The Company’s income tax expense was $8.5 million and $10.2 million, representing an effective income tax rate of 29.3% and 29.0% for the three months ended June 30, 2023 and 2022, respectively. The Company’s income tax expense was $17.8 million and $18.7 million, representing an effective income tax rate of 29.5% and 29.0% for the six months ended June 30, 2023 and 2022, respectively.

Management concluded that as of June 30, 2023 and December 31, 2022, a valuation allowance of $1.3 million was appropriate against certain state net operating loss carry forwards and certain tax credits. For all other deferred tax assets, management believes it was more likely than not these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. Net income tax assets were $43.4 million and $51.9 million as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023, the Company was subject to examination by various taxing authorities for its federal tax returns for the periods ended after December 31, 2018 and state tax returns for the periods ended after December 31, 2017. During the quarter ended June 30, 2023, there was no material change to the Company’s uncertain tax positions. The Company does not expect its unrecognized tax positions to change significantly over the next twelve months.

Note 6 — Goodwill and other Intangibles

The third-party originator's intangible of $0.5 million and goodwill of $11.0 million were recorded as a result of the acquisition of an equipment financing agreements portfolio in 2016. The core deposit intangible of $2.2 million was recognized for the core deposits acquired in a 2014 acquisition. The Company’s intangible assets were as follows for the periods indicated:

		June 30, 2023			December 31, 2022
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Core deposit intangible	10 years	$2,213	$(2,088)	$125	$2,213	$(2,031)	$182
Third-party originator's intangible	7 years	483	(477)	6	483	(471)	12
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$13,727	$(2,565)	$11,162	$13,727	$(2,502)	$11,225

The Company performed an impairment analysis on its goodwill and other intangible assets as of June 30, 2023 and determined there was no impairment. No triggering event occurred as of, or subsequent to June 30, 2023, that would require a reassessment of goodwill and other intangible assets.

Note 7 — Deposits

The scheduled maturities of time deposits are as follows for the periods indicated:

At June 30, 2023	Time Deposits Greater Than $250,000	Other Time Deposits	Total
	(in thousands)
2023	$556,018	$734,380	$1,290,398
2024	505,592	627,596	1,133,188
2025	266	4,363	4,629
2026	263	2,666	2,929
2027 and thereafter	—	779	779
Total	$1,062,139	$1,369,784	$2,431,923

At December 31, 2022
2023	$696,470	$1,185,020	$1,881,490
2024	—	68,037	68,037
2025	266	3,151	3,417
2026	263	2,430	2,693
2027 and thereafter	—	570	570
Total	$696,999	$1,259,208	$1,956,207

Accrued interest payable on deposits was $34.6 million and $7.8 million at June 30, 2023 and December 31, 2022, respectively. Total deposits reclassified to loans due to overdrafts at June 30, 2023 and December 31, 2022 were $1.5 million and $1.2 million, respectively.

Note 8 — Borrowings and Subordinated Debentures

At June 30, 2023, the Bank had $125.0 million of term advances outstanding with the FHLB with a weighted average interest rate of 2.09%. There were no overnight advances at June 30, 2023. At December 31, 2022, the Bank had $250.0 million of overnight advances and $100.0 million of term advances with the FHLB with a weighted average rate of 4.65% and 0.87%, respectively. Interest expense on borrowings for the three months ended June 30, 2023 and 2022 was $1.6 million and $0.4 million, respectively. Interest expense on borrowings for the six months ended June 30, 2023 and 2022 was $4.0 million and $0.7 million, respectively.

	June 30, 2023		December 31, 2022
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Overnight advances	$—	—%	$250,000	4.65%
Advances due within 12 months	50,000	0.37	50,000	0.97
Advances due over 12 months through 24 months	25,000	1.22	37,500	0.40
Advances due over 24 months through 36 months	50,000	4.25	12,500	1.90
Outstanding advances	$125,000	2.09%	$350,000	3.57%

The following is financial data pertaining to FHLB advances:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Weighted-average interest rate at end of period	2.09%	3.57%
Weighted-average interest rate during the period	3.48%	1.52%
Average balance of FHLB advances	$232,182	$148,027
Maximum amount outstanding at any month-end	$450,000	$350,000

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $2.35 billion and $1.99 billion of loans pledged as collateral with the FHLB as of June 30, 2023 and December 31, 2022, respectively. The remaining available borrowing capacity was $1.29 billion and $1.07 billion at June 30, 2023 and December 31, 2022, respectively.

The Bank also had securities with market values of $26.4 million and $23.4 million at June 30, 2023 and December 31, 2022, respectively, pledged with the FRB, which provided $25.6 million and $22.0 million in available borrowing capacity through the Fed Discount Window and the BTFP of June 30, 2023 and December 31, 2022, respectively.

On August 20, 2021, the Company issued $110.0 million of Fixed-to-Floating Subordinated Notes (“2031 Notes”) with a maturity date of September 1, 2031. The 2031 Notes have an initial fixed interest rate of 3.75% per annum, payable semiannually in arrears on March 1 and September 1 of each year, up to but excluding September 1, 2026. From and including September 1, 2026 and thereafter, the 2031 Notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be the Three-Month Term SOFR) plus 310 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. If the then current three-month term SOFR rate is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance cost was $2.1 million, which is being amortized through the 2031 Notes’ maturity date. At June 30, 2023 and December 31, 2022, the balance of the 2031 Notes included in the Company’s Consolidated Balance Sheet, net of issuance cost, was $108.3 million and $108.2 million, respectively.

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

The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005 which issued $26.0 million of Trust Preferred Securities (“TPS”) at a 6.26% fixed rate for the first five years and a variable rate of three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The rate on the TPS at June 30, 2023 was 6.95%. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At June 30, 2023 and December 31, 2022, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $5.3 million and $5.6 million, was $21.5 million and $21.2 million, respectively. The amortization of discount was $104,000 and $102,000 for the three months ended June 30, 2023 and 2022, respectively and $208,000 and $204,000 for the six months ended June 30, 2023 and 2022, respectively.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(dollars in thousands, except per share amounts)
Basic EPS
Net income	$20,620	$25,050	$42,612	$45,745
Less: income allocated to unvested restricted stock	128	150	268	261
Income allocated to common shares	$20,492	$24,900	$42,344	$45,484
Weighted-average shares for basic EPS	30,324,264	30,296,897	30,320,281	30,271,761
Basic EPS (1)	$0.68	$0.82	$1.40	$1.50

Effect of dilutive stock options and unvested performance stock units	62,777	115,451	62,945	119,512

Diluted EPS
Income allocated to common shares	$20,492	$24,900	$42,344	$45,484
Weighted-average shares for diluted EPS	30,387,041	30,412,348	30,383,226	30,391,273
Diluted EPS (1)	$0.67	$0.82	$1.39	$1.50

(1)
Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

On a weighted-average basis, options to purchase 61,000 shares of common stock were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2023, because their effect would have been anti-dilutive. There were no anti-dilutive stock options for the three and six months ended June 30, 2022. There were no anti-dilutive unvested PSUs outstanding for the three and six months ended June 30, 2023 or 2022.

During the six months ended June 30, 2023, the Company issued 53,696 PSUs to executive officers from the 2021 Equity Compensation plan with a fair value of $1.1 million on the grant date of March 10, 2023. During the six months ended June 30, 2022, the Company issued 38,036 PSUs to executive officers from the 2021 Equity Compensation Plan with a fair value of $1.0 million on the grant date of March 23, 2022. These units have a three-year cliff vesting period and include dividend equivalent rights. Total PSUs outstanding as of June 30, 2023 were 158,295 with an aggregate grant fair value of $3.1 million. Total PSUs outstanding as of June 30, 2022 were 104,599 with an aggregate grant fair value of $2.0 million.

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

At June 30, 2023, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5% must be met to avoid limitations on the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 6.45% and 5.86% and the Company's capital conservation buffer was 6.25% and 5.71% as of June 30, 2023 and December 31, 2022, respectively.

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

The capital ratios of Hanmi Financial and the Bank as of June 30, 2023 and December 31, 2022 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2023
Total capital (to risk-weighted assets):
Hanmi Financial	$927,843	15.11%	$491,296	8.00%	N/A	N/A
Hanmi Bank	$887,666	14.45%	$491,289	8.00%	$614,111	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$752,172	12.25%	$368,472	6.00%	N/A	N/A
Hanmi Bank	$821,995	13.39%	$368,467	6.00%	$491,289	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$730,721	11.90%	$276,354	4.50%	N/A	N/A
Hanmi Bank	$821,995	13.39%	$276,350	4.50%	$399,172	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$752,172	10.22%	$295,643	4.00%	N/A	N/A
Hanmi Bank	$821,995	11.21%	$293,402	4.00%	$366,752	5.00%

December 31, 2022
Total capital (to risk-weighted assets):
Hanmi Financial	$901,239	14.49%	$497,508	8.00%	N/A	N/A
Hanmi Bank	$860,503	13.86%	$496,607	8.00%	$620,758	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$728,344	11.71%	$373,131	6.00%	N/A	N/A
Hanmi Bank	$797,608	12.85%	$372,455	6.00%	$496,607	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$707,101	11.37%	$279,848	4.50%	N/A	N/A
Hanmi Bank	$797,608	12.85%	$279,341	4.50%	$403,493	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$728,344	10.07%	$289,311	4.00%	N/A	N/A
Hanmi Bank	$797,608	11.07%	$288,110	4.00%	$360,137	5.00%

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

Loans held for sale - Loans held for sale includes the guaranteed portion of SBA 7(a) loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of the loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At June 30, 2023 and December 31, 2022, the entire balance of loans held for sale was recorded at its cost. We record loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2023 and December 31, 2022, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Total Fair Value
	(in thousands)
June 30, 2023
Assets:
Securities available for sale:
U.S. Treasury securities	$56,484	$—	$—	$56,484
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	443,868	—	443,868
Mortgage-backed securities - commercial	—	48,778	—	48,778
Collateralized mortgage obligations	—	86,805	—	86,805
Debt securities	—	134,376	—	134,376
Total U.S. government agency and sponsored agency obligations	—	713,827	—	713,827
Municipal bonds-tax exempt	—	66,339	—	66,339
Total securities available for sale	$56,484	$780,166	$—	$836,650
Derivative financial instruments	$—	$7,485	$—	$7,485

Liabilities:
Derivative financial instruments	$—	$7,438	$—	$7,438

December 31, 2022
Assets:
Securities available for sale:
U.S. Treasury securities	$48,026	$—	$—	$48,026
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	465,152	—	465,152
Mortgage-backed securities - commercial	—	51,292	—	51,292
Collateralized mortgage obligations	—	85,485	—	85,485
Debt securities	—	138,499	—	138,499
Total U.S. government agency and sponsored agency obligations	—	740,428	—	740,428
Municipal bonds-tax exempt	—	65,384	—	65,384
Total securities available for sale	$48,026	$805,812	$—	$853,838
Derivative financial instruments	$—	$7,507	$—	$7,507

Liabilities:
Derivative financial instruments	$—	$7,375	$—	$7,375

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of June 30, 2023 and December 31, 2022, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
			Significant
			Observable
		Quoted Prices in	Inputs With No
		Active Markets	Active Market	Significant
		for Identical	With Identical	Unobservable
	Total	Assets	Characteristics	Inputs
	(in thousands)
June 30, 2023
Assets:
Collateral dependent loans (1)	$10,181	$—	$—	$10,181
Other real estate owned	117	—	—	117
Repossessed personal property	760	—	—	760

December 31, 2022
Assets:
Collateral dependent loans (2)	$2,694	$—	$—	$2,694
Other real estate owned	117	—	—	117
Repossessed personal property	467	—	—	467
Servicing assets	7,176	—	—	7,176

(1)
Consisted of real estate loans of $3.5 million and commercial and industrial loans of $6.6 million, which were secured by real estate and business assets.
(2)
Consisted of real estate loans of $2.7 million.

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at June 30, 2023 and December 31, 2022:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
June 30, 2023
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$1,785	Market approach	Adjustments to market data	5% to 25% / 16%	(1)
Other	1,749	Market approach	Adjustments to market data	(35)% to 0% / (14)%	(1)
Total real estate loans	3,534
Commercial and industrial loans	6,647	Market approach	Adjustments to market data	(20)% to 55% / (3)%	(1)
Total	$10,181

Other real estate owned	$117	Market approach	Adjustments to market data	(10)% to 5% / (2)%	(1)

Repossessed personal property	760	Market approach	Adjustments to market data		(2)

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

Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we had concluded that the carrying amounts approximate fair value, the fair value estimates shown below were based on an exit price notion as of June 30, 2023, as required by ASU 2016-01. The financial instruments for which we had concluded that the carrying amounts approximate fair value include, cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits.

The estimated fair values of financial instruments were as follows:

	June 30, 2023
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$344,907	$344,907	$—	$—
Securities available for sale	836,650	56,484	780,166	—
Loans held for sale	7,293	—	9,563	—
Loans receivable, net of allowance for credit losses	5,894,147	—	—	5,722,179
Accrued interest receivable	18,163	18,163	—	—
Financial liabilities:
Noninterest-bearing deposits	2,206,078	—	2,206,078	—
Interest-bearing deposits	4,109,690	—	—	4,105,688
Borrowings and subordinated debentures	254,708	—	121,916	130,140
Accrued interest payable	34,621	34,621	—	—

	December 31, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$352,421	$352,421	$—	$—
Securities available for sale	853,838	48,026	805,812	—
Loans held for sale	8,043	—	8,423	—
Loans receivable, net of allowance for credit losses	5,895,610	—	—	5,808,190
Accrued interest receivable	18,537	18,537	—	—
Financial liabilities:
Noninterest-bearing deposits	2,539,602	—	2,539,602	—
Interest-bearing deposits	3,628,470	—	—	3,623,827
Borrowings and subordinated debentures	479,409	—	345,867	126,828
Accrued interest payable	7,792	7,792	—	—

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

Loans receivable, net of allowance for credit losses – The fair value of loans receivable is estimated based on the discounted cash flow approach. To estimate the fair value of the loans, certain loan characteristics such as account types, remaining terms, annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances are considered. Additionally, the Company’s prior charge-off rates and loss ratios as well as various other assumptions relating to credit, interest, and prepayment risks are used as part of valuing the loan portfolio. Subsequently, the loans were individually evaluated by sorting and pooling them based on loan types, credit risk grades, and payment types. Consistent with the requirements of ASU 2016-01, the fair value of the Company's loans receivable is considered to be an exit price notion as of June 30, 2023 (Level 3).

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

The following table shows the distribution of total loan commitments as of the dates indicated:

	June 30,	December 31,
	2023	2022
	(in thousands)
Unused commitments to extend credit	$791,818	$780,543
Standby letters of credit	75,745	71,829
Commercial letters of credit	25,941	19,945
Total commitments	$893,504	$872,317

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Balance at beginning of period	$3,066	$2,358	$3,114	$2,586
Provision expense (recovery) for credit losses	(591)	(45)	(639)	(273)
Balance at end of period	$2,475	$2,313	$2,475	$2,313

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

As of June 30, 2023, the outstanding balances for our right-of-use asset and lease liability were $37.8 million and $41.7 million, respectively. The outstanding balances of the right-of-use asset and lease liability were $40.4 million and $44.2 million, respectively, as of December 31, 2022. The right-of-use asset is reported in prepaid expenses and other assets line item and lease liability is reported in accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

In determining the discount rates, since most of our leases do not provide an implicit rate, we used our incremental borrowing rate provided by the FHLB of San Francisco based on the information available at the commencement date to calculate the present value of lease payments.

At June 30, 2023, future minimum rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2023	$7,867
2024	7,245
2025	6,234
2026	5,308
2027	5,220
Thereafter	13,680
Remaining lease commitments	45,554
Interest	(3,833)
Present value of lease liability	$41,721

Weighted average remaining lease terms for the Company's operating leases were 6.87 years and 7.12 years as of June 30, 2023 and December 31, 2022, respectively. Weighted average discount rates used for the Company's operating leases were 2.51% and 2.42% as of June 30, 2023 and December 31, 2022, respectively. Net lease expense recognized for the three months ended June 30, 2023 and 2022 was $2.2 million and $2.0 million, respectively. Net lease expense recognized for the six months ended June 30, 2023 and 2022 was $4.2 million and $4.1 million, respectively. This included operating lease costs of $2.1 million and $2.0 million for the three months ended June 30, 2023 and 2022, respectively. Operating lease costs were $4.2 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively. Sublease income for operating leases was immaterial for both the six months ended June 30, 2023 and 2022.

Cash paid and included in cash flows from operating activities for amounts used in the measurement of the lease liability of the Company's operating leases was $2.1 million and $2.0 million for the three months ended June 30, 2023 and 2022, respectively, and $4.1 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively.

Note 14 — Liquidity

Hanmi Financial

As of June 30, 2023, Hanmi Financial had $12.6 million in cash on deposit with its bank subsidiary and $26.0 million of U.S. Treasury securities at fair value. As of December 31, 2022, the Company had $10.6 million in cash on deposit with its bank subsidiary and $17.7 million of U.S. Treasury securities at fair value. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of its customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of June 30, 2023 and December 31, 2022, the Bank had $125.0 million and $350.0 million, respectively, of FHLB advances, and $83.1 million and $83.3 million, respectively, of brokered deposits.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of June 30, 2023 and December 31, 2022, the total borrowing capacity available, based on pledged collateral was $1.54 billion. The remaining available borrowing capacity was $1.29 billion and $1.07 billion as of June 30, 2023 and December 31, 2022, respectively.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $25.6 million from the Federal Reserve Discount Window and the BTFP, to which the Bank pledged securities with a carrying value of $31.3 million, with no borrowings as of June 30, 2023. The Bank also maintains a line of credit for repurchase agreements up to $100.0 million. The Bank also had three unsecured federal funds lines of credit totaling $115.0 million with no outstanding balances as of June 30, 2023.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their location on the Balance Sheet as of June 30, 2023 and December 31, 2022.

As of June 30, 2023	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$105,846	Other Assets	$7,485	$105,846	Other Liabilities	$7,438
Total derivatives not designated as hedging instruments			$7,485			$7,438

As of December 31, 2022	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$61,460	Other Assets	$7,507	$61,460	Other Liabilities	$7,375
Total derivatives not designated as hedging instruments			$7,507			$7,375

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement for the six months ended June 30, 2023 and 2022.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
		(in thousands)
Interest rate products	Other income	$43	$58	$(85)	$113
Total		$43	$58	$(85)	$113

The Company recognized $0.6 million of fee income from its derivative financial instruments for the six months ended June 30, 2023. No fee income was earned for the three and six months ended June 30, 2022.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The derivative assets are located within the prepaid and other assets line item on the Consolidated Balance Sheets and the derivative liabilities are located within the accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
As of June 30, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$7,485	$—	$7,485	$7,438	$47	$—

Offsetting of Derivative Liabilities
As of June 30, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$7,438	$—	$7,438	$7,438	$—	$—

Offsetting of Derivative Assets
As of December 31, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$7,507	$—	$7,507	$7,375	$132	$—

Offsetting of Derivative Liabilities
As of December 31, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$7,375	$—	$7,375	$7,375	$—	$—

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

As of June 30, 2023 and December 31, 2022, the fair value of derivatives in a net asset position for counterparty transactions, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.5 million and $7.4 million, respectively. As of June 30, 2023, the Company had not posted any collateral with its counterparties related to these agreements and is adequately collateralized since its net asset position was $47,000 ($7.5 million of fair value of assets less $7.4 million of fair value of liabilities) as of June 30, 2023. As of December 31, 2022, the Company had not posted collateral related to these agreements and was adequately collateralized since its net asset position was $132,000 ($7.5 million of fair value of assets less $7.4 million of fair value of liabilities).

Note 16 — Subsequent Events

Cash Dividend

On July 27, 2023, the Company announced that the Board of Directors of the Company declared a quarterly cash dividend of $0.25 per share to be paid on August 23, 2023 to stockholders of record as of the close of business on August 7, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three and six months ended June 30, 2023. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended June 30, 2023 (this “Report”).

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, financial condition, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statements. These factors include the following: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi Bank; the effect of our rating under the Community Reinvestment Act and our ability to address any issues raised in our regulatory exams; general economic and business conditions internationally, nationally and in those areas in which we operate; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital from private and government sources; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread; inflation; potential recessionary conditions; risks of natural disasters; the current or anticipated impact of military conflict, terrorism or other geopolitical events; a failure in or breach of our operational or security systems or infrastructure, including cyber-attacks; the failure to maintain current technologies; the inability to successfully implement future information technology enhancements; difficult business and economic conditions that can adversely affect our industry and business, including competition, fraudulent activity and negative publicity; risks associated with Small Business Administration loans; failure to attract or retain key employees; our ability to access cost-effective funding; changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio; fluctuations in real estate values; changes in accounting policies and practices; the continuing impact of the COVID-19 pandemic on our business and results of operation; changes in governmental regulation, including, but not limited to, any increase in Federal Deposit Insurance Corporation insurance premiums; changes in the fiscal and monetary policies of the Board of Governors of the Federal Reserve System; the ability of Hanmi Bank to make distributions to Hanmi Financial Corporation, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial tests; the ability to identify a suitable strategic partner or to consummate a strategic transaction; the adequacy of our allowance for credit losses; our credit quality and the effect of credit quality on our credit losses expense and allowance for credit losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; changes in securities markets; and risks as it relates to cyber security against our information technology infrastructure and those of our third party providers and vendors.

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

Executive Overview

Net income was $20.6 million, or $0.67 per diluted share, for the three months ended June 30, 2023 compared with $25.1 million, or $0.82 per diluted share, for the same period a year ago. The decrease in net income was primarily driven by a decrease in net interest income of $3.6 million, a $2.8 million increase in noninterest expense primarily attributable to higher salaries and employee benefits, and a $1.4 million decrease in noninterest income, offset partially by a decrease in credit loss expense of $1.7 million and a $1.7 million decrease in income tax expense. Credit loss recovery for the second quarter of 2023 included a $0.5 million provision for loan losses and a $0.6 million recovery for off-balance sheet items compared to a $1.6 million in credit loss expense in the second quarter of 2022. Credit loss expense for the 2022 second quarter included a $1.6 million provision for loan losses and a $45,000 recovery for off-balance sheet items.

For the six months ended June 30, 2023, net income was $42.6 million, or $1.39 per diluted share compared with $45.7 million in net income, or $1.50 per diluted share, for the same period a year ago. The decrease in net income was primarily driven by a $3.9 million increase in noninterest expense primarily attributable to higher salaries and employee benefits, an increase of $1.8 million in credit loss expense and a decrease in noninterest income of $1.6 million, mainly attributable to the net loss on sales of securities, offset partially by an increase in net interest income of $3.3 million. Credit loss expense for the first six months of 2023 included a $2.7 million provision for loan losses and a $0.6 million recovery for off-balance sheet items compared with a $0.5 million provision for loan losses and a $0.3 million recovery for off-balance sheet items for the first six months of 2022.

Other financial highlights include the following:

•
Cash and due from banks decreased $7.5 million to $344.9 million as of June 30, 2023 from $352.4 million at December 31, 2022.
•
Securities decreased $17.2 million to $836.7 million at June 30, 2023 from $853.8 million at December 31, 2022.
•
Loans receivable, before the allowance for credit losses, were $5.97 billion at June 30, 2023 and December 31, 2022.
•
Deposits were $6.32 billion at June 30, 2023 compared with $6.17 billion at December 31, 2022.
•
Stockholders’ equity at June 30, 2023 was $668.6 million, compared with $637.5 million at December 31, 2022.
•
Return on average assets for the quarter ended June 30, 2023 was 1.12% and return on average stockholders’ equity was 11.14%. Return on average assets for the first six months of 2023 was 1.17% and return on average stockholders’ equity was 11.66%.

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

	Three Months Ended
	June 30, 2023			June 30, 2022
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,941,071	$83,567	5.64%	$5,572,504	$59,855	4.31%
Securities (2)	971,531	4,126	1.73%	945,291	2,930	1.27%
FHLB stock	16,385	283	6.92%	16,385	242	5.93%
Interest-bearing deposits in other banks	230,974	2,794	4.85%	136,473	193	0.57%
Total interest-earning assets	7,159,961	90,770	5.09%	6,670,653	63,220	3.80%

Noninterest-earning assets:
Cash and due from banks	62,036			67,859
Allowance for credit losses	(72,098)			(73,896)
Other assets	232,058			255,095
Total assets	$7,381,957			$6,919,711

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$99,057	$27	0.11%	$122,771	$18	0.06%
Money market and savings	1,463,304	9,887	2.71%	2,139,488	1,570	0.29%
Time deposits	2,403,685	22,201	3.70%	894,345	869	0.39%
Total interest-bearing deposits	3,966,046	32,115	3.25%	3,156,604	2,457	0.31%
Borrowings	196,776	1,633	3.33%	140,245	384	1.10%
Subordinated debentures	129,631	1,600	4.94%	129,029	1,335	4.14%
Total interest-bearing liabilities	4,292,453	35,348	3.30%	3,425,878	4,176	0.49%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	2,213,171			2,716,297
Other liabilities	133,623			104,084
Stockholders’ equity	742,710			673,452
Total liabilities and stockholders’ equity	$7,381,957			$6,919,711

Net interest income		$55,422			$59,044

Cost of deposits (3)			2.08%			0.17%
Net interest spread (taxable equivalent basis) (4)			1.79%			3.31%
Net interest margin (taxable equivalent basis) (5)			3.11%			3.55%

(1)
Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)
Securities average yield is calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.
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

	Three Months Ended
	June 30, 2023 vs June 30, 2022
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$3,924	$19,788	$23,712
Securities (2)	81	1,115	1,196
FHLB stock	—	41	41
Interest-bearing deposits in other banks	133	2,468	2,601
Total interest and dividend income	4,138	23,412	27,550

Interest expense:
Demand: interest-bearing	$(3)	$12	$9
Money market and savings	(482)	8,799	8,317
Time deposits	1,579	19,753	21,332
Borrowings	134	1,115	1,249
Subordinated debentures	6	259	265
Total interest expense	1,234	29,938	31,172
Change in net interest income	$2,904	$(6,526)	$(3,622)

(1)
Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)
Securities average yield is calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.

For the three months ended June 30, 2023 and 2022, net interest income was $55.4 million and $59.0 million, respectively. The net interest spread and net interest margin, on a taxable equivalent basis, for the quarter ended June 30, 2023, were 1.79% and 3.11%, respectively, compared with 3.31% and 3.55%, respectively, for the same period in 2022. Interest and dividend income increased $27.6 million, or 43.6%, to $90.8 million for the three months ended June 30, 2023 from $63.2 million for the same period in 2022, primarily due to higher average interest-earning asset yields. Interest expense increased $31.2 million, or 746.5%, to $35.3 million for the three months ended June 30, 2023 from $4.2 million for the same period in 2022 primarily due to higher deposit and borrowing rates due to the rising interest rate environment.

The average balance of interest earning assets increased $489.3 million, or 7.3%, to $7.16 billion for the three months ended June 30, 2023 from $6.67 billion for the three months ended June 30, 2022. The average balance of loans increased $368.6 million, or 6.6%, to $5.94 billion for the three months ended June 30, 2023 from $5.57 billion for the three months ended June 30, 2022. The average balance of securities increased $26.2 million, or 2.8%, to $971.5 million for the three months ended June 30, 2023 from $945.3 million for the three months ended June 30, 2022. The average balance of interest-bearing deposits at other banks increased $94.5 million to $231.0 million for the three months ended June 30, 2023 from $136.5 million for the three months ended June 30, 2022, due mainly to an increase in deposits.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 129 basis points to 5.09% for the three months ended June 30, 2023, from 3.80% for the three months ended June 30, 2022. The average yield on loans increased to 5.64% for the three months ended June 30, 2023, from 4.31% for the three months ended June 30, 2022. The average yield on securities, on a taxable equivalent basis, increased to 1.73% for the three months ended June 30, 2023, from 1.27% for the three months ended June 30, 2022. The average yield on interest-bearing deposits in other banks increased 428 basis points to 4.85% for the three months ended June 30, 2023, from 0.57% for the three months ended June 30, 2022. The increased yields were primarily due to increased market interest rates.

The average balance of interest-bearing liabilities increased $866.6 million, or 25.3%, to $4.29 billion for the three months ended June 30, 2023 compared to $3.43 billion for the three months ended June 30, 2022. The average balance of time deposits and borrowings increased $1.51 billion and $56.5 million, respectively, offset by a decrease in the average balance of money market and savings accounts $676.2 million.

The average cost of interest-bearing liabilities was 3.30% and 0.49% for the three months ended June 30, 2023 and 2022, respectively. The average cost of subordinated debentures increased 80 basis points to 4.94% for the three months ended June 30, 2023 compared to 4.14% for the three months ended June 30, 2022. The average cost of borrowings increased 223 basis points to 3.33% for the three months ended June 30, 2023 compared to 1.10% for the three months ended June 30, 2022. The average cost of interest-bearing deposits increased 294 basis points to 3.25% for the three months ended June 30, 2023, compared to 0.31% for the three months ended June 30, 2022. The increased costs were primarily due to increased market interest rates.

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

	Six Months Ended
	June 30, 2023			June 30, 2022
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,942,726	$164,490	5.58%	$5,403,029	$113,779	4.25%
Securities (2)	976,096	8,152	1.70%	937,939	5,447	1.19%
FHLB stock	16,385	572	7.04%	16,385	490	6.03%
Interest-bearing deposits in other banks	212,043	4,859	4.62%	314,690	408	0.26%
Total interest-earning assets	7,147,250	178,073	5.02%	6,672,043	120,124	3.63%

Noninterest-earning assets:
Cash and due from banks	63,553			65,427
Allowance for credit losses	(71,777)			(73,538)
Other assets	235,571			242,593
Total assets	$7,374,597			$6,906,525

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$104,196	$56	0.11%	$123,826	$35	0.06%
Money market and savings	1,458,463	17,201	2.38%	2,122,840	2,758	0.26%
Time deposits	2,314,148	40,356	3.52%	915,577	1,677	0.37%
Total interest-bearing deposits	3,876,807	57,613	3.00%	3,162,243	4,470	0.29%
Borrowings	232,219	4,002	3.48%	135,427	726	1.08%
Subordinated debentures	129,557	3,182	4.91%	170,868	4,928	5.77%
Total interest-bearing liabilities	4,238,583	64,797	3.08%	3,468,538	10,124	0.59%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	2,268,485			2,675,574
Other liabilities	130,385			96,269
Stockholders’ equity	737,144			666,144
Total liabilities and stockholders’ equity	$7,374,597			$6,906,525

Net interest income		$113,276			$110,000

Cost of deposits (3)			1.89%			0.15%
Net interest spread (taxable equivalent basis) (4)			1.94%			3.04%
Net interest margin (taxable equivalent basis) (5)			3.20%			3.32%

(1)
Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)
Securities average yield is calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.
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

	Six Months Ended
	June 30, 2023 vs June 30, 2022
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$11,270	$39,441	$50,711
Securities (2)	222	2,483	2,705
FHLB stock	—	82	82
Interest-bearing deposits in other banks	(133)	4,584	4,451
Total interest and dividend income	11,359	46,590	57,949

Interest expense:
Demand: interest-bearing	$(5)	$26	$21
Money market and savings	(857)	15,300	14,443
Time deposits	2,500	36,179	38,679
Borrowings	486	2,790	3,276
Subordinated debentures	(1,191)	(555)	(1,746)
Total interest expense	933	53,740	54,673
Change in net interest income	$10,426	$(7,150)	$3,276

(1)
Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)
Securities average yield is calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.

For the six months ended June 30, 2023 and 2022, net interest income was $113.3 million and $110.0 million, respectively. The net interest spread and net interest margin, on a taxable equivalent basis, for the six months ended June 30, 2023, were 1.94% and 3.20%, respectively, compared with 3.04% and 3.32%, respectively, for the same period in 2022. Interest and dividend income increased $57.9 million, or 48.2%, to $178.1 million for the six months ended June 30, 2023 from $120.1 million for the same period in 2022 due to higher average interest-earning asset yields. Interest expense increased $54.7 million, or 540.0%, to $64.8 million for the six months ended June 30, 2023 from $10.1 million for the same period in 2022 primarily due to higher deposit and borrowing rates due to the rising interest rate environment.

The average balance of interest earning assets increased $475.2 million, or 7.1%, to $7.15 billion for the six months ended June 30, 2023 from $6.67 billion for the six months ended June 30, 2022. The average balance of loans increased $539.7 million, or 10.0%, to $5.94 billion for the six months ended June 30, 2023 from $5.40 billion for the six months ended June 30, 2022. The average balance of securities increased $38.2 million, or 4.1%, to $976.1 million for the six months ended June 30, 2023 from $937.9 million for the six months ended June 30, 2022. The average balance of interest-bearing deposits at other banks decreased $102.6 million to $212.0 million for the six months ended June 30, 2023 from $314.7 million for the six months ended June 30, 2022.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 139 basis points to 5.02% for the six months ended June 30, 2023 from 3.63% for the six months ended June 30, 2022. The average yield on loans increased to 5.58% for the six months ended June 30, 2023 from 4.25% for the six months ended June 30, 2022. The average yield on securities, on a taxable equivalent basis, increased to 1.70% for the six months ended June 30, 2023 from 1.19% for the six months ended June 30, 2022. The average yield on interest-bearing deposits in other banks increased 436 basis points to 4.62% for the six months ended June 30, 2023, from 0.26% for the six months ended June 30, 2022. The increased yields were primarily due to increased market interest rates.

The average balance of interest-bearing liabilities increased $770.0 million, or 22.2%, to $4.24 billion for the six months ended June 30, 2023 compared to $3.47 billion for the six months ended June 30, 2022. The average balance of time deposits and borrowings increased $1.40 billion and $96.8 million, respectively, offset by decreases in the average balance of money market and savings accounts and subordinated debentures of $664.4 million and $41.3 million, respectively.

The average cost of interest-bearing liabilities was 3.08% and 0.59% for the six months ended June 30, 2023 and 2022, respectively. The average cost of subordinated debentures decreased 86 basis points to 4.91% for the six months ended June 30, 2023 compared to 5.77% for the six months ended June 30, 2022, due to a pre-tax charge of $1.1 million for the six months ended June 30, 2022 for the remaining debt issuance costs due upon redemption on the 2027 Notes. The average cost of borrowings increased 240 basis points to 3.48% for the six months ended June 30, 2023 compared to 1.08% for the six months ended June 30, 2022. The average cost of interest-bearing deposits increased 271 basis points to 3.00% for the six months ended June 30, 2023, compared to 0.29% for the six months ended June 30, 2022. The increased costs were primarily due to increased market interest rates.

Credit Loss Expense

For the second quarter of 2023, the Company recorded $0.1 million of credit loss recovery, comprised of a $0.5 million provision for loan losses, and a $0.6 million negative provision for off-balance sheet items. For the same period in 2022, the Company recorded $1.6 million of credit loss expense, comprised of a $1.6 million provision for loan losses, and a $45,000 negative provision for off-balance sheet items. The $0.6 million negative provision for off-balance sheet items for the three months ended June 30, 2023 was due to a reduction in unfunded balances, offset partially by an additional specific reserve allocation of $0.5 million on a nonperforming commercial and industrial loan in the health-care industry. The credit loss expense for the three months ended June 30, 2022 resulted from strong loan growth, offset by a combination of overall improvements in asset quality and economic forecasts.

For the six months ended June 30, 2023, the Company recorded $2.1 million of credit loss expense, comprised of a $2.7 million provision for loan losses, and a $0.6 million negative provision for off-balance sheet items. For the same period in 2022, the Company recorded a $0.2 million of credit loss expense, comprised of a $0.5 million provision for loan losses, and a $0.3 million negative provision for off-balance sheet items. The credit loss expense for the six months ended June 30, 2023 was mainly attributable to a specific reserve allocation of $3.3 million on a nonperforming commercial and industrial loan in the health-care industry. The lower credit loss expense for the six months ended June 30, 2022 resulted from a combination of overall improvements in asset quality and economic forecasts.

See also “Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)	Increase (Decrease)
	2023	2022	Amount	Percent
	(in thousands)
Service charges on deposit accounts	$2,571	$2,875	$(304)	(10.57)%
Trade finance and other service charges and fees	1,173	1,416	(243)	(17.16)
Servicing income	825	663	162	24.43
Bank-owned life insurance income	271	246	25	10.16
All other operating income	1,811	1,336	475	35.55
Service charges, fees & other	6,651	6,536	115	1.76
Gain on sale of SBA loans	1,212	2,774	(1,562)	(56.31)
Net gain (loss) on sales of securities	(1,871)	—	(1,871)	(100.00)%
Legal settlement	1,943	—	1,943	100.00%
Total noninterest income	$7,935	$9,310	$(1,375)	(14.77)%

For the three months ended June 30, 2023, noninterest income was $7.9 million, a decrease of $1.4 million, or 14.8%, compared with $9.3 million for the same period in 2022. The decrease was attributable to a $1.6 million decrease in the gain on loan sales resulting from lower volume and net trade premiums and a $1.9 million net loss on sales of $8.1 million of securities, offset partially by a $1.9 million legal settlement.

The following table sets forth the various components of noninterest income for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)	Increase (Decrease)
	2023	2022	Amount	Percent
	(in thousands)
Service charges on deposit accounts	$5,151	$5,750	$(599)	(10.42)%
Trade finance and other service charges and fees	2,431	2,558	(127)	(4.96)
Servicing income	1,567	1,397	170	12.17
Bank-owned life insurance income	541	490	51	10.41
All other operating income	3,428	2,339	1,089	46.56
Service charges, fees & other	13,118	12,534	584	4.66
Gain on sale of SBA loans	3,081	5,295	(2,214)	(41.81)
Net gain (loss) on sales of securities	(1,871)	—	(1,871)	(100.00)%
Legal settlement	1,943	—	1,943	100.00%
Total noninterest income	$16,271	$17,829	$(1,558)	(8.74)%

For the six months ended June 30, 2023, noninterest income was $16.3 million, a decrease of $1.6 million, or 8.7%, compared with $17.8 million for the same period in 2022. The decrease was attributable to a $2.2 million decrease in the gain on loan sales resulting from lower volume and net trade premiums and a $1.9 million net loss on sales of $8.1 million of securities, offset partially by a $1.9 million legal settlement, and $0.6 million in swap income in other operating income.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)	Increase (Decrease)
	2023	2022	Amount	Percent
	(in thousands)
Salaries and employee benefits	$20,365	$18,779	$1,586	8.45%
Occupancy and equipment	4,500	4,597	(97)	(2.11)
Data processing	3,465	3,114	351	11.27
Professional fees	1,376	1,231	145	11.78
Supplies and communications	638	581	57	9.81
Advertising and promotion	748	660	88	13.33
All other operating expenses	3,243	2,463	780	31.67
Subtotal	34,335	31,425	2,910	9.26
Other real estate owned expense (income)	4	50	(46)	NM
Repossessed personal property expense (income)	(59)	—	(59)	(100.00)%
Total noninterest expense	$34,280	$31,475	$2,805	8.91%

For the three months ended June 30, 2023, noninterest expense was $34.3 million, an increase of $2.8 million, or 8.9%, compared with $31.5 million for the same period in 2022. Salaries and employee benefits increased $1.6 million due to annual merit increases of $0.9 million and a $1.0 million decrease in capitalized loan origination costs from lower loan originations. All other operating expenses increased $0.8 million, attributable mainly to a rate increase in FDIC assessment in 2023.

The following table sets forth the components of noninterest expense for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)	Increase (Decrease)
	2023	2022	Amount	Percent
	(in thousands)
Salaries and employee benefits	$40,975	$36,496	$4,479	12.27%
Occupancy and equipment	8,912	9,243	(331)	(3.58)
Data processing	6,718	6,351	367	5.78
Professional fees	2,710	2,661	49	1.84
Supplies and communications	1,314	1,245	69	5.54
Advertising and promotion	1,581	1,477	104	7.04
All other operating expenses	5,202	5,649	(447)	(7.91)
Subtotal	67,412	63,122	4,290	6.80
Other real estate owned expense (income)	(197)	62	(259)	(417.74)
Repossessed personal property expense (income)	(143)	(17)	(126)	741.18
Total noninterest expense	$67,072	$63,167	$3,905	6.18%

For the six months ended June 30, 2023, noninterest expense was $67.1 million, an increase of $3.9 million, or 6.2%, compared with $63.2 million for the same period in 2022, primarily due to a $4.5 million increase in salaries and employee benefits. Salaries and employee benefits increased due to annual merit and bonus increases and a decrease in capitalized loan origination costs resulting from lower loan originations.

Income Tax Expense

Income tax expense was $8.5 million and $10.2 million representing an effective income tax rate of 29.3% and 29.0% for the three months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate for the three months ended June 30, 2023, compared to the same period in 2022 was principally due to an increase in permanently non-deductible expenses.

Income tax expense was $17.8 million and $18.7 million representing an effective income tax rate of 29.5% and 29.0% for the six months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate for the six months ended June 30, 2023, compared to the same period in 2022 was principally due to an increase in permanently non-deductible expenses.

Financial Condition

Securities

As of June 30, 2023, our securities portfolio consisted of U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and debt securities, tax-exempt municipal bonds and U.S. Treasury securities. Most of these securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10% of stockholders’ equity as of June 30, 2023 or December 31, 2022. Securities decreased $17.2 million to $836.7 million at June 30, 2023 from $853.8 million at December 31, 2022, mainly attributed to $44.3 million in paydowns and maturities and $8.1 million in securities sales, offset partially by $32.9 million in securities purchases.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their cost weighted average yield, which is calculated using amortized cost as the weight, as of June 30, 2023:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$21,105	3.49%	$37,074	3.06%	$—	0.00%	$—	0.00%	$58,179	3.22%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	5	2.62	86	3.02	5,284	2.86	510,372	1.57	515,747	1.58
Mortgage-backed securities - commercial	—	—	8,776	2.21	—	—	52,016	1.55	60,792	1.65
Collateralized mortgage obligations	—	—	232	1.28	640	2.54	97,250	2.50	98,122	2.50
Debt securities	18,214	1.33	127,172	1.40	—	—	—	—	145,386	1.39
Total U.S. government agency and sponsored agency obligations	18,219	1.33	136,266	1.45	5,924	2.83	659,638	1.71	820,047	1.66
Municipal bonds-tax exempt	—	—	—	—	23,149	1.38	54,485	1.32	77,634	1.34
Total securities available for sale	$39,324	2.49%	$173,340	1.80%	$29,073	1.67%	$714,123	1.68%	$955,860	1.73%

Loans Receivable

As of June 30, 2023 and December 31, 2022, loans receivable (excluding loans held for sale), net of deferred loan fees and costs, discounts and allowance for credit losses, were $5.89 billion and $5.90 billion, respectively. The decrease primarily reflected $296.5 million in loan sales and payoffs, and amortization and other reductions of $269.1 million, offset partially by $562.9 million in new loan production. Loan production primarily consisted of residential mortgages of $197.4 million, commercial real estate of $116.5 million, equipment financing agreements of $120.2 million, SBA loans of $65.4 million and commercial and industrial loans of $63.4 million.

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses as of June 30, 2023. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$103,319	$248,368	$336,147	$358,141	$44,764	$1,090,739
Hospitality	125,965	244,163	154,150	144,200	17,690	686,168
Office	51,152	207,004	257,627	38,004	5,824	559,611
Other	101,494	424,464	437,819	293,216	55,199	1,312,192
Total commercial property loans	381,930	1,123,999	1,185,743	833,561	123,477	3,648,710
Construction	61,319	28,294	—	—	—	89,613
Residential	4,520	100	14	4,881	877,467	886,982
Total real estate loans	447,769	1,152,393	1,185,757	838,442	1,000,944	4,625,305
Commercial and industrial loans	352,442	117,494	180,059	103,465	—	753,460
Equipment financing agreements	28,088	180,704	346,669	30,945	—	586,406
Loans receivable	$828,299	$1,450,591	$1,712,485	$972,852	$1,000,944	$5,965,171
Loans with predetermined interest rates	337,063	1,040,552	1,281,993	174,794	266,992	3,101,394
Loans with variable interest rates	491,236	410,039	430,492	798,058	733,952	2,863,777

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with fixed or predetermined interest rates due after one year, as of June 30, 2023.

	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$220,066	$265,299	$51,632	$—	$536,997
Hospitality	88,833	139,971	6,425	—	235,229
Office	166,397	198,960	2,596	—	367,953
Other	352,093	325,748	69,782	7,653	755,276
Total commercial property loans	827,389	929,978	130,435	7,653	1,895,455
Construction	28,294	—	—	—	28,294
Residential	96	14	2,674	259,339	262,123
Total real estate loans	855,779	929,992	133,109	266,992	2,185,872
Commercial and industrial loans	4,069	5,332	10,739	—	20,140
Equipment financing agreements	180,704	346,669	30,946	—	558,319
Loans receivable	$1,040,552	$1,281,993	$174,794	$266,992	$2,764,331

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with floating or variable interest rates (including hybrids) due after one year, as of June 30, 2023.

	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$28,302	$70,848	$306,509	$44,764	$450,423
Hospitality	155,329	14,179	137,775	17,690	324,973
Office	40,608	58,667	35,408	5,824	140,507
Other	72,370	112,071	223,434	47,546	455,421
Total commercial property loans	296,609	255,765	703,126	115,824	1,371,324
Residential	4	—	2,206	618,128	620,338
Total real estate loans	296,613	255,765	705,332	733,952	1,991,662
Commercial and industrial loans	113,426	174,727	92,726	—	380,879
Loans receivable	$410,039	$430,492	$798,058	$733,952	$2,372,541

Industry

As of June 30, 2023, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10.0% of loans receivable outstanding:

		Percentage of
	Balance as of	Loans Receivable
	June 30, 2023	Outstanding
	(in thousands)
Lessor of nonresidential buildings	$1,751,860	29.4%
Hospitality	691,217	11.6%

Loan Quality Indicators

Loans 30 to 89 days past due and still accruing were $13.7 million at June 30, 2023, compared with $7.5 million at December 31, 2022, attributable mainly to the addition of a $4.1 million commercial and industrial relationship secured by assignments of life insurance.

At June 30, 2023 and December 31, 2022, there were no loans 90 days or more past due and still accruing interest.

Special mention loans were $44.6 million at June 30, 2023 compared with $79.0 million at December 31, 2022. The $34.4 million decrease in special mention loans included upgrades to pass loans of $49.2 million, downgrades to classified loans of $10.2 million, and pay downs and payoffs of $1.7 million, offset by downgrades from pass loans of $26.7 million.

Classified loans were $38.8 million at June 30, 2023 compared with $46.2 million at December 31, 2022. The $7.4 million decrease was primarily driven by loan upgrades, pay downs, payoffs, and charge-offs of $24.2 million, offset by the downgrade of one previously mentioned nonperforming commercial and industrial health-care industry loan in the amount of $10.0 million and $4.5 million in equipment financing agreements.

Activity in criticized loans was as follows for the periods indicated:

	Special Mention	Classified
	(in thousands)
June 30, 2023
Balance at January 1, 2023	$79,013	$46,192
Additions	26,699	16,850
Reductions	(61,079)	(24,202)
Balance at June 30, 2023	$44,633	$38,840

December 31, 2022
Balance at January 1, 2022	$95,294	$60,633
Additions	133,134	15,808
Reductions	(149,415)	(30,249)
Balance at December 31, 2022	$79,013	$46,192

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

Except for nonaccrual loans, management is not aware of any other loans as of June 30, 2023 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan or equipment financing agreement repayment terms, or any known events that would result in a loan or equipment financing agreement being designated as nonperforming at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, inflation or changes in the financial condition or business of borrowers may adversely affect a borrower’s ability to pay.

Nonperforming loans were $22.2 million at June 30, 2023, or 0.37% of loans, compared with $9.8 million at December 31, 2022, or 0.17% of the portfolio. The increase primarily reflects the addition of a $10.0 million commercial and industrial loan in the health-care industry, secured by real estate and business assets for which there was a specific allowance of $3.3 million.

Nonperforming assets were $22.3 million at June 30, 2023, or 0.30% of total assets, compared with $10.0 million, or 0.14%, at December 31, 2022.

Individually Evaluated Loans

The Company reviews loans on an individual basis when the loan does not share similar risk characteristics with loan pools.

Individually evaluated loans were $22.2 million and $9.8 million as of June 30, 2023 and December 31, 2022, respectively, representing an increase of $12.4 million, or 125.2%. The increase primarily reflects the addition of a $10.0 million nonperforming commercial and industrial loan in the health-care industry. Specific allowances associated with individually evaluated loans increased $4.1 million to $7.4 million as of June 30, 2023 compared with $3.3 million as of December 31, 2022. The increase primarily reflects the addition of a $3.3 million specific allowance on the previously mentioned nonperforming loan in the health-care industry.

No loans were modified during the three and six months ended June 30, 2023 or 2022.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

The Company’s estimate of the allowance for credit losses at June 30, 2023 and December 31, 2022 reflected losses expected over the remaining contractual life of the assets based on historical, current, and forward-looking information. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

Management selected three loss methodologies for the collective allowance estimation. At June 30, 2023, the Company used the discounted cash flow (“DCF”) method to estimate allowances for credit losses for the commercial and industrial loan portfolio, the Probability of Default/Loss Given Default (“PD/LGD”) method for the commercial real estate, construction, SBA and residential real estate portfolios, and the Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses for the equipment financing agreements portfolio. Loans that do not share similar risk characteristics are individually evaluated for allowances.

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

As of June 30, 2023 and December 31, 2022, the Company relied on the economic projections from Moody’s to inform its loss driver forecasts over the four-quarter forecast period. For all loan pools, the Company utilizes and forecasts the national unemployment rate as the primary loss driver.

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

The allowance for credit losses was $71.0 million at June 30, 2023 compared with $71.5 million at December 31, 2022. The allowance attributed to individually evaluated loans was $7.4 million at June 30, 2023 compared with $3.3 million at December 31, 2022. The allowance attributed to collectively evaluated loans was $63.6 million at June 30, 2023 compared with $68.2 million at December 31, 2022, and considered the impact of changes in macroeconomic assumptions, normalized interest rate forecasts for the subsequent four quarters, and a net reduction in specific qualitative factors allocated to criticized hospitality loans impacted by the pandemic.

The following table reflects our allocation of the allowance for credit losses by loan category as well as the amount of loans in each loan category, including related percentages:

	June 30, 2023				December 31, 2022
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$10,021	14.1%	$1,090,739	18.3%	$7,872	11.0%	$1,023,608	17.2%
Hospitality	14,381	20.2	686,168	11.5	13,407	18.7	646,893	10.8
Office	2,668	3.8	559,611	9.4	2,293	3.2	499,946	8.4
Other	8,277	11.7	1,312,192	22.0	13,056	18.3	1,553,729	26.0
Total commercial property loans	35,347	49.8	3,648,710	61.2	36,628	51.2	3,724,176	62.4
Construction	3,017	4.2	89,613	1.5	4,022	5.7	109,205	1.8
Residential	4,690	6.6	886,982	14.9	3,376	4.7	734,472	12.4
Total real estate loans	43,054	60.6	4,625,305	77.6	44,026	61.6	4,567,853	76.6
Commercial and industrial loans	16,029	22.6	753,460	12.6	15,267	21.3	804,492	13.4
Equipment financing agreements	11,941	16.8	586,406	9.8	12,230	17.1	594,788	10.0
Total	$71,024	100.0%	$5,965,171	100.0%	$71,523	100.0%	$5,967,133	100.0%

The following table sets forth certain ratios related to our allowance for credit losses at the dates presented:

	As of
	June 30, 2023	December 31, 2022
	(dollars in thousands)
Ratios:
Allowance for credit losses to loans receivable	1.19%	1.20%
Nonaccrual loans to loans	0.37%	0.17%
Allowance for credit losses to nonaccrual loans	320.23%	726.42%

Balance:
Nonaccrual loans at end of period	$22,179	$9,846
Nonperforming loans at end of period	$22,179	$9,846

As of June 30, 2023 and December 31, 2022, the allowance for credit losses related to off-balance sheet items, primarily unfunded loan commitments, was $2.5 million and $3.1 million, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances were adequate for current expected lifetime losses in the loan portfolio and off-balance sheet exposure as of June 30, 2023.

The following table presents a summary of net (charge-offs) recoveries for the loan portfolio:

	Three Months Ended			Six Months Ended
	Average Loans	Net (Charge-Offs) Recoveries	Net (Charge-Offs) Recoveries to Average Loans (1)	Average Loans	Net (Charge-Offs) Recoveries	Net (Charge-Offs) Recoveries to Average Loans (1)
	(dollars in thousands)
June 30, 2023
Commercial real estate loans	$3,760,307	$58	0.01%	$3,780,292	$(287)	(0.02)%
Residential loans	853,704	4	0.00	817,469	5	0.00
Commercial and industrial loans	732,086	452	0.25	746,381	479	0.13
Equipment financing agreements	594,974	(2,254)	(1.52)	598,584	(3,391)	(1.13)
Total	$5,941,071	$(1,740)	(0.12)%	$5,942,726	$(3,194)	(0.11)%

June 30, 2022
Commercial real estate loans	$3,877,458	$62	0.01%	$3,815,403	$(273)	(0.01)%
Residential loans	472,178	2	0.00	440,249	2	0.00
Commercial and industrial loans	706,918	112	0.06	643,105	372	0.12
Equipment financing agreements	515,950	(260)	(0.20)	504,272	(85)	(0.03)
Total	$5,572,504	$(84)	(0.01)%	$5,403,029	$16	0.00%
(1)
Annualized

For the three months ended June 30, 2023, gross charge-offs were $2.7 million, an increase of $2.1 million, from $0.6 million for the same period in 2022 and gross recoveries were $1.0 million, an increase of $0.4 million, from $0.5 million for the three months ended June 30, 2022. Net loan charge-offs were $1.7 million, or 0.12% of average loans, compared with net loan charge-offs of $0.1 million, or 0.01% of average loans, for the three months ended June 30, 2023 and 2022, respectively. The increase was primarily attributable to an increase in net charge-offs of equipment financing arrangements to $2.3 million for the three months ended June 30, 2023 compared to $0.3 million for the three months ended June 30, 2022.

For the six months ended June 30, 2023, gross charge-offs were $4.9 million, an increase of $3.5 million, from $1.4 million for the same period in 2022 and gross recoveries were $1.8 million, an increase of $0.3 million, from $1.5 million for the six months ended June 30, 2022. Net loan charge-offs were $3.2 million, or 0.11% of average loans, compared with net loan recoveries of $16,000, or 0.00% of average loans, for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily attributable to an increase in net charge-offs of equipment financing arrangements to $3.3 million for the six months ended June 30, 2023 compared to $0.1 million for the six months ended June 30, 2022.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	June 30, 2023		December 31, 2022
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$2,206,078	34.9%	$2,539,602	41.3%
Interest-bearing:
Demand	97,076	1.5	115,573	1.9
Money market and savings	1,580,691	25.0	1,556,690	25.2
Uninsured amount of time deposits more than $250,000:
Three months or less	60,990	1.0	44,828	0.7
Over three months through six months	173,541	2.8	123,471	2.0
Over six months through twelve months	459,876	7.3	191,248	3.1
Over twelve months	12,483	0.2	138,451	2.2
All other insured time deposits	1,725,033	27.3	1,458,209	23.6
Total deposits	$6,315,768	100.0%	$6,168,072	100.0%

Total deposits were $6.32 billion and $6.17 billion as of June 30, 2023 and December 31, 2022, respectively, representing an increase of $147.7 million, or 2.4%. The increase in deposits was primarily driven by an increase of $475.7 million in time deposits, offset by a decrease of $328.0 million in all other deposits due to rising market rates and the shift to time deposits. At June 30, 2023, the loan-to-deposit ratio was 94.4% compared with 96.7% at December 31, 2022.

As of June 30, 2023, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.58 billion, of which $1.88 billion were demand, money market and savings deposits and $706.9 million were time deposits. As of December 31, 2022, the aggregate amount of uninsured deposits was $2.65 billion, consisting of $2.15 billion in demand, money market and savings deposits and $498.0 million in time deposits.

Borrowings and Subordinated Debentures

Borrowings mostly take the form of advances from the FHLB. At June 30, 2023 and December 31, 2022, total advances from the FHLB were $125.0 million and $350.0 million, respectively. The Bank had $250.0 million of overnight advances from the FHLB at December 31, 2022. The decrease in borrowings reflected deposit growth and cash from the maturity and sale of securities to fund loan production and security purchases.

The weighted-average interest rate of all FHLB advances at June 30, 2023 and December 31, 2022 was 2.09% and 3.57%, respectively.

The FHLB maximum amount outstanding at any month end during each of the year-to-date periods ended June 30, 2023 and December 31, 2022 was $450.0 million and $350.0 million, respectively.

The following is a summary of contractual maturities greater than twelve months of FHLB advances:

	June 30, 2023		December 31, 2022
FHLB of San Francisco	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Advances due over 12 months through 24 months	$25,000	1.22%	$37,500	0.40%
Advances due over 24 months through 36 months	50,000	4.25	12,500	1.90
Outstanding advances over 12 months	$75,000	3.24%	$50,000	0.78%

Subordinated debentures were $129.7 million and $129.4 million as of June 30, 2023 and December 31, 2022, respectively. Subordinated debentures are comprised of fixed-to-floating subordinated notes of $108.3 million and $108.2 million as of June 30, 2023 and December 31, 2022, respectively, and junior subordinated deferrable interest debentures of $21.5 million and $21.2 million as of June 30, 2023 and December 31, 2022, respectively. See “Note 8 – Borrowings and Subordinated Debentures” to the consolidated financial statements for more details.

Stockholders' Equity

Stockholders’ equity at June 30, 2023 was $668.6 million, compared with $637.5 million at December 31, 2022. The increase was primarily due to $42.6 million of net income for the six months ended June 30, 2023 as well as a $4.3 million unrealized after-tax gain due to changes in the value of the securities portfolio, offset by $15.3 million of dividends and $1.4 million paid to repurchase 100,000 shares of Company stock.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below) as of June 30, 2023. The Company compares this stress simulation to policy limits, which specify the maximum tolerance level for net interest income exposure over a 1- to 12-month and a 13- to 24- month horizon, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest	Dollar	Percentage	Dollar	Percentage
Rates (Basis Points)	Change	Change	Change	Change
	(dollars in thousands)
300	$9,046	3.96%	$8,875	3.58%
200	$5,081	2.22%	$3,549	1.43%
100	$3,416	1.49%	$3,921	1.58%
-100	$(5,215)	(2.28%)	$(7,904)	(3.19%)
-200	$(12,224)	(5.35%)	$(19,761)	(7.97%)
-300	$(20,627)	(9.02%)	$(35,173)	(14.18%)

	Economic Value of Equity (EVE)
Change in Interest	Dollar	Percentage
Rates (Basis Points)	Change	Change
	(dollars in thousands)
300	$(47,077)	(6.31%)
200	$(33,417)	(4.48%)
100	$(6,242)	(0.84%)
-100	$(13,969)	(1.87%)
-200	$(55,513)	(7.44%)
-300	$(112,815)	(15.11%)

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

In response to the uncertainty surrounding the COVID-19 pandemic, the Board reduced the quarterly cash dividends paid on common stock beginning in the second quarter of 2020. Due to the continued stabilization of Company results and financial condition, the Board authorized an increase in the quarterly cash dividend to $0.12 per share for the second quarter of 2021 from $0.10 per share for the first quarter of 2021. As the effects of the pandemic continued to subside and the Company’s results and financial condition improved, the Board again increased the dividend to $0.20 per share for the fourth quarter of 2021, to $0.22 per share for the first and second quarters of 2022, and to $0.25 per share for the third and fourth quarters of 2022, and the first and second quarters of 2023. The Board will continue to re-evaluate the level of quarterly dividends in subsequent quarters.

The Company’s ability to pay dividends to shareholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the Department of Financial Protection and Innovation (“DFPI”), in an amount not exceeding the greater of: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. As of July 1, 2023, the Bank has the ability to pay dividends of approximately $144.6 million, after giving effect to the $0.25 dividend declared for the third quarter of 2023, without the prior approval of the Commissioner of the DFPI.

At June 30, 2023, the Bank’s total risk-based capital ratio of 14.45%, Tier 1 risk-based capital ratio of 13.39%, common equity Tier 1 capital ratio of 13.39% and Tier 1 leverage capital ratio of 11.21%, placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00%, Tier 1 risk-based capital ratio equal to or greater than 8.00%, common equity Tier 1 capital ratios equal to or greater than 6.50%, and Tier 1 leverage capital ratio equal to or greater than 5.00%.

At June 30, 2023, the Company's total risk-based capital ratio was 15.11%, Tier 1 risk-based capital ratio was 12.25%, common equity Tier 1 capital ratio was 11.90% and Tier 1 leverage capital ratio was 10.22%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

Except as provided below, there have been no material changes in risk factors applicable to the Corporation from those described in “Risk Factors” in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in “Risk Factors” in Part I, Item 1A of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On January 24, 2019, the Company announced a stock repurchase program that authorized the repurchase of up to 5% of its outstanding shares or approximately 1.5 million shares of common stock. As of June 30, 2023, 559,972 shares remained available for future purchases under that stock repurchase program.

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2023:

Purchase Date:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
April 1, 2023 - April 30, 2023	$—	—	659,972
May 1, 2023 - May 31, 2023	14.44	100,000	559,972
June 1, 2023 - June 30, 2023	—	—	559,972
Total	$14.44	100,000	559,972

The Company acquired 55,020 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through vesting of Company stock awards for the six months ended June 30, 2023. Shares withheld to cover income taxes upon the vesting of stock awards are repurchased pursuant to the terms of the applicable plan and not under the Company's repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Hanmi securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL

* Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).

† Constitutes a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	August 8, 2023	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2023	By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)