Form 10-Q
period 2023-09-30
HANMI FINANCIAL CORP
filed 2023-11-08
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 1, 2023, there were 30,394,397 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries Quarterly Report on Form 10-Q

Three Months Ended September 30, 2023

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Cash and due from banks	$289,006	$352,421
Securities available for sale, at fair value (amortized cost of $957,272 and $978,796 as of September 30, 2023 and December 31, 2022, respectively)	817,242	853,838
Loans held for sale, at the lower of cost or fair value	11,767	8,043
Loans receivable, net of allowance for credit losses of $67,313 and $71,523 as of September 30, 2023 and December 31, 2022, respectively	5,953,472	5,895,610
Accrued interest receivable	20,715	18,537
Premises and equipment, net	20,707	22,850
Customers' liability on acceptances	1,386	328
Servicing assets	7,156	7,176
Goodwill and other intangible assets, net	11,131	11,225
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	48,039	51,924
Bank-owned life insurance	56,364	55,544
Prepaid expenses and other assets	96,770	84,381
Total assets	$7,350,140	$7,378,262

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,161,238	$2,539,602
Interest-bearing	4,098,834	3,628,470
Total deposits	6,260,072	6,168,072
Accrued interest payable	50,286	7,792
Bank's liability on acceptances	1,386	328
Borrowings	162,500	350,000
Subordinated debentures ($136,800 and $136,800 face amount less unamortized discount and debt issuance costs of $6,940 and $7,391 as of September 30, 2023 and December 31, 2022, respectively)	129,860	129,409
Accrued expenses and other liabilities	82,677	85,146
Total liabilities	6,686,781	6,740,747
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,909,457 shares (30,410,582 shares outstanding) and 33,708,234 shares (30,485,621 shares outstanding) as of September 30, 2023 and December 31, 2022, respectively	34	33
Additional paid-in capital	586,169	583,410
Accumulated other comprehensive loss, net of tax benefit of $40,608 and $35,973 as of September 30, 2023 and December 31, 2022, respectively	(99,422)	(88,985)
Retained earnings	308,007	269,542
Less treasury stock; 3,498,875 shares and 3,222,613 shares as of September 30, 2023 and December 31, 2022, respectively	(131,429)	(126,485)
Total stockholders’ equity	663,359	637,515
Total liabilities and stockholders’ equity	$7,350,140	$7,378,262

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest and dividend income:
Interest and fees on loans receivable	$85,398	$66,976	$249,888	$180,755
Interest on securities	4,204	3,271	12,356	8,718
Dividends on FHLB stock	317	245	888	735
Interest on deposits in other banks	4,153	958	9,012	1,366
Total interest and dividend income	94,072	71,450	272,144	191,574
Interest expense:
Interest on deposits	36,818	6,567	94,431	11,038
Interest on borrowings	753	349	4,755	1,056
Interest on subordinated debentures	1,646	1,448	4,828	6,394
Total interest expense	39,217	8,364	104,014	18,488
Net interest income before credit loss expense	54,855	63,086	168,130	173,086
Credit loss expense	5,154	563	7,210	783
Net interest income after credit loss expense	49,701	62,523	160,920	172,303
Noninterest income:
Service charges on deposit accounts	2,605	2,996	7,756	8,745
Trade finance and other service charges and fees	1,155	1,132	3,586	3,690
Gain on sale of Small Business Administration ("SBA") loans	1,172	2,250	4,253	7,545
Other operating income	6,296	2,536	11,904	6,763
Total noninterest income	11,228	8,914	27,499	26,743
Noninterest expense:
Salaries and employee benefits	20,361	19,365	61,336	55,861
Occupancy and equipment	4,825	4,736	13,737	13,979
Data processing	3,490	3,352	10,208	9,702
Professional fees	1,568	1,249	4,278	3,909
Supplies and communications	552	710	1,866	1,956
Advertising and promotion	534	1,186	2,114	2,664
Other operating expenses	2,915	2,677	7,777	8,370
Total noninterest expense	34,245	33,275	101,316	96,441
Income before tax	26,684	38,162	87,103	102,605
Income tax expense	7,888	10,993	25,695	29,690
Net income	$18,796	$27,169	$61,408	$72,915
Basic earnings per share	$0.62	$0.89	$2.01	$2.39
Diluted earnings per share	$0.62	$0.89	$2.01	$2.39
Weighted-average shares outstanding:
Basic	30,251,961	30,314,439	30,296,991	30,289,068
Diluted	30,292,872	30,396,762	30,338,678	30,369,538

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$18,796	$27,169	$61,408	$72,915
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	(20,820)	(42,135)	(16,943)	(125,368)
Unrealized gain (loss) on securities	(20,820)	(42,135)	(16,943)	(125,368)
Income tax benefit (expense) related to items of other comprehensive income	6,037	12,641	5,187	37,749
Other comprehensive income (loss), net of tax	(14,783)	(29,494)	(11,756)	(87,619)

Reclassification adjustment for (gains) losses included in net earnings	—	—	1,871	—
Income tax (benefit) expense related to reclassification adjustment	—	—	(552)	—
Reclassification adjustment for (gains) losses included in net earnings, net of tax	—	—	1,319	—
Other comprehensive income (loss), net of tax	(14,783)	(29,494)	(10,437)	(87,619)
Total comprehensive income (loss)	$4,013	$(2,325)	$50,971	$(14,704)

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended September 30, 2023 and 2022

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Loss	Earnings	at Cost	Equity
Balance at July 1, 2022	33,701,784	(3,218,794)	30,482,990	$33	$582,018	$(66,568)	$229,135	$(126,322)	$618,296
Stock options exercised	—	1,050	1,050	—	13	—	—	—	13
Issuance of awards pursuant to equity incentive plans	4,189	—	4,189	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	664	—	—	—	664
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(4,225)	(4,225)	—	—	—	—	(135)	(135)
Cash dividends paid (common stock, $0.25/share)	—	—	—	—	—	—	(7,620)	—	(7,620)
Net income	—	—	—	—	—	—	27,169	—	27,169
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(29,494)	—	—	(29,494)
Balance at September 30, 2022	33,705,973	(3,221,969)	30,484,004	$33	$582,695	$(96,062)	$248,684	$(126,457)	$608,893

Balance at July 1, 2023	33,863,421	(3,377,633)	30,485,788	$33	$585,391	$(84,639)	$296,901	$(129,126)	$668,560
Issuance of awards pursuant to equity incentive plans	46,036	—	46,036	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	778	—	—	—	778
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(21,242)	(21,242)	—	—	—	—	(401)	(401)
Repurchase of common stock	—	(100,000)	(100,000)	—	—	—	—	(1,902)	(1,902)
Cash dividends paid (common stock, $0.25/share)	—	—	—	—	—	—	(7,690)	—	(7,690)
Net income	—	—	—	—	—	—	18,796	—	18,796
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(14,783)	—	—	(14,783)
Balance at September 30, 2023	33,909,457	(3,498,875)	30,410,582	$34	$586,169	$(99,422)	$308,007	$(131,429)	$663,359

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2023 and 2022

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Loss	Earnings	at Cost	Equity
Balance at January 1, 2022	33,603,839	(3,196,578)	30,407,261	$33	$580,796	$(8,443)	$196,784	$(125,753)	$643,417
Stock options exercised	—	1,050	1,050	—	13	—	—	—	13
Issuance of awards pursuant to equity incentive plans	102,134	—	102,134	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,886	—	—	—	1,886
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(26,441)	(26,441)	—	—	—	—	(704)	(704)
Cash dividends paid (common stock, $0.69/share)	—	—	—	—	—	—	(21,015)	—	(21,015)
Net income	—	—	—	—	—	—	72,915	—	72,915
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(87,619)	—	—	(87,619)
Balance at September 30, 2022	33,705,973	(3,221,969)	30,484,004	$33	$582,695	$(96,062)	$248,684	$(126,457)	$608,893

Balance at January 1, 2023	33,708,234	(3,222,613)	30,485,621	$33	$583,410	$(88,985)	$269,542	$(126,485)	$637,515
Stock options exercised	50,000	—	50,000	—	821	—	—	—	821
Issuance of awards pursuant to equity incentive plans	151,223	—	151,223	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	1,938	—	—	—	1,938
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(76,262)	(76,262)	—	—	—	—	(1,599)	(1,599)
Repurchase of common stock	—	(200,000)	(200,000)	—	—	—	—	(3,345)	(3,345)
Cash dividends paid (common stock, $0.75/share)	—	—	—	—	—	—	(22,943)	—	(22,943)
Net income	—	—	—	—	—	—	61,408	—	61,408
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(10,437)	—	—	(10,437)
Balance at September 30, 2023	33,909,457	(3,498,875)	30,410,582	$34	$586,169	$(99,422)	$308,007	$(131,429)	$663,359

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$61,408	$72,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,152	10,430
Amortization of servicing assets - net	1,815	2,033
Share-based compensation expense	1,938	1,886
Credit loss expense	7,210	783
Loss on sales of securities	1,871	—
Gain on sales of SBA loans	(4,253)	(7,545)
Origination of SBA loans held for sale	(74,888)	(111,915)
Proceeds from sales of SBA loans	73,496	122,744
Change in bank-owned life insurance	(820)	(736)
Change in prepaid expenses and other assets	(22,644)	(21,443)
Change in income tax assets	8,520	15,592
Valuation adjustment on servicing assets	(385)	—
Change in accrued interest payable and other liabilities	41,187	15,646
Net cash provided by (used in) operating activities	99,607	100,390
Cash flows from investing activities:
Purchases of securities available for sale	(64,767)	(132,966)
Proceeds from matured, called and repayment of securities	74,046	84,669
Proceeds from sales of securities available for sale	8,149	—
Purchases of loans receivable	—	(11,130)
Purchases of premises and equipment	(330)	(1,750)
Proceeds from disposition of premises and equipment	7,020	—
Change in loans receivable, excluding purchases	(64,574)	(641,619)
Net cash provided by (used in) investing activities	(40,456)	(702,796)
Cash flows from financing activities:
Change in deposits	92,000	415,107
Change in borrowings	(187,500)	(37,501)
Redemption of subordinated debentures, net of treasury debentures	—	(87,300)
Proceeds from exercise of stock options	—	13
Cash paid for employee vested shares surrendered due to employee tax liability	(778)	(704)
Repurchase of common stock	(3,345)	—
Cash dividends paid	(22,943)	(21,015)
Net cash provided by (used in) financing activities	(122,566)	268,600
Net increase (decrease) in cash and due from banks	(63,415)	(333,806)
Cash and due from banks at beginning of year	352,421	608,965
Cash and due from banks at end of period	$289,006	$275,159
Supplemental disclosures of cash flow information:
Interest paid	$61,520	$17,469
Income taxes paid	$16,144	$12,725
Non-cash activities:
Transfer of loans receivable to other real estate owned	$—	$117
Income tax benefit (expense) related to items of other comprehensive income	$4,635	$37,749
Change in right-of-use asset obtained in exchange for lease liability	$8,936	$108
Cashless exercise of stock options	$821	$—

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

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim periods ended September 30, 2023, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three-month or nine-month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023 or for any other period. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”).

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

FASB ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848: In March 2021, it was announced LIBOR would cease on June 30, 2023. Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in this ASU were deferred to December 31, 2024.

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

The adoption of this standard did not have a material effect on the Company’s operating results or financial condition. See "Note 3 - Loans" to the consolidated financial statements for more details.

Descriptions of our significant accounting policies are included in Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the 2022 Annual Report on Form 10-K.

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
September 30, 2023
U.S. Treasury securities	$72,561	$—	$(1,639)	$70,922
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	507,922	—	(85,196)	422,726
Mortgage-backed securities - commercial	60,407	—	(14,441)	45,966
Collateralized mortgage obligations	98,595	—	(12,337)	86,258
Debt securities	140,409	—	(10,490)	129,919
Total U.S. government agency and sponsored agency obligations	807,333	—	(122,464)	684,869
Municipal bonds-tax exempt	77,378	—	(15,927)	61,451
Total securities available for sale	$957,272	$—	$(140,030)	$817,242

December 31, 2022
U.S. Treasury securities	$49,690	$—	$(1,664)	$48,026
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	540,590	63	(75,501)	465,152
Mortgage-backed securities - commercial	61,799	—	(10,507)	51,292
Collateralized mortgage obligations	98,236	—	(12,751)	85,485
Debt securities	150,338	—	(11,839)	138,499
Total U.S. government agency and sponsored agency obligations	850,963	63	(110,598)	740,428
Municipal bonds-tax exempt	78,143	—	(12,759)	65,384
Total securities available for sale	$978,796	$63	$(125,021)	$853,838

The amortized cost and estimated fair value of securities as of September 30, 2023 and December 31, 2022, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	September 30, 2023		December 31, 2022
	Available for Sale		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Within one year	$51,042	$50,491	$28,665	$28,043
Over one year through five years	171,668	159,474	180,322	167,000
Over five years through ten years	75,866	67,227	39,213	35,318
Over ten years	658,696	540,050	730,596	623,477
Total	$957,272	$817,242	$978,796	$853,838

The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(in thousands, except number of securities)
September 30, 2023
U.S. Treasury securities	$(212)	$42,415	15	$(1,427)	$28,507	10	$(1,639)	$70,922	25
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(533)	19,097	9	(84,663)	403,629	118	(85,196)	422,726	127
Mortgage-backed securities - commercial	—	—	—	(14,441)	45,966	15	(14,441)	45,966	15
Collateralized mortgage obligations	(405)	22,488	6	(11,933)	63,770	24	(12,337)	86,258	30
Debt securities	(58)	10,381	3	(10,432)	119,538	25	(10,490)	129,919	28
Total U.S. government agency and sponsored agency obligations	(996)	51,966	18	(121,469)	632,903	182	(122,464)	684,869	200
Municipal bonds-tax exempt	—	—	—	(15,927)	61,451	19	(15,927)	61,451	19
Total	$(1,208)	$94,381	33	$(138,823)	$722,861	211	$(140,030)	$817,242	244

December 31, 2022
U.S. Treasury securities	$(414)	$33,812	14	$(1,250)	$14,215	4	$(1,664)	$48,027	18
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(1,712)	36,009	18	(73,789)	424,302	105	(75,501)	460,311	123
Mortgage-backed securities - commercial	(84)	4,069	1	(10,423)	47,221	14	(10,507)	51,290	15
Collateralized mortgage obligations	(1,011)	23,606	8	(11,740)	61,879	20	(12,751)	85,485	28
Debt securities	(1,103)	31,714	8	(10,736)	106,785	22	(11,839)	138,499	30
Total U.S. government agency and sponsored agency obligations	(3,910)	95,398	35	(106,688)	640,187	161	(110,598)	735,585	196
Municipal bonds-tax exempt	—	—	—	(12,759)	65,385	19	(12,759)	65,385	19
Total	$(4,324)	$129,210	49	$(120,697)	$719,787	184	$(125,021)	$848,997	233

The Company evaluates its available-for-sale securities portfolio for impairment on a quarterly basis. The Company did not recognize unrealized losses in income because it has the ability and the intent to hold and does not expect to be required to sell these securities until the recovery of their cost basis. The quarterly impairment assessment takes into account the changes in the credit quality of these debt securities since acquisition and the likelihood of a credit loss occurring over the life of the securities. In the event that a credit loss is expected to occur in the future, an allowance is established and a corresponding credit loss is recognized. Based on this analysis, as of September 30, 2023, the Company determined that no credit losses were expected to be realized on the tax-exempt municipal bond portfolio. The remainder of the portfolio consists of U.S. Treasury obligations, U.S. government agency securities, and U.S. government sponsored agency securities, all of which have the backing of the U.S. government, and are therefore not expected to incur credit losses.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Gross realized gains on sales of securities	$—	$—	$—	$—
Gross realized losses on sales of securities	—	—	(1,871)	—
Net realized gains (losses) on sales of securities	$—	$—	$(1,871)	$—
Proceeds from sales of securities	$—	$—	$8,149	$—

During the nine months ended September 30, 2023, there were $1.9 million in net losses in earnings resulting from the sale of $8.1 million of securities previously recorded with $1.7 million unrealized losses in accumulated other comprehensive income.

There were no sales of securities during the three and nine months ended September 30, 2022.

Securities available for sale with market values of $24.7 million and $23.4 million as of September 30, 2023 and December 31, 2022, respectively, were pledged to secure borrowings from the Federal Reserve Bank (“FRB”) Discount Window and the Bank Term Funding Program (“BTFP”).

At September 30, 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies in an amount greater than 10% of shareholders’ equity.
Note 3 — Loans

Loans Receivable

Loans consisted of the following as of the dates indicated:

	September 30, 2023	December 31, 2022
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,097,650	$1,023,608
Hospitality	705,735	646,893
Office	575,319	499,946
Other (1)	1,309,507	1,553,729
Total commercial property loans	3,688,211	3,724,176
Construction	84,804	109,205
Residential (2)	926,326	734,472
Total real estate loans	4,699,341	4,567,853
Commercial and industrial loans (3)	728,792	804,492
Equipment financing agreements	592,652	594,788
Loans receivable	6,020,785	5,967,133
Allowance for credit losses	(67,313)	(71,523)
Loans receivable, net	$5,953,472	$5,895,610

(1)
Includes mixed-use, multifamily, industrial, gas stations, faith-based facilities, and medical; all other property types represent less than one percent of total loans receivable.
(2)
Includes $2.0 million and $2.4 million of home equity loans and lines, and $4.2 million and $4.6 million of personal loans at September 30, 2023 and December 31, 2022, respectively.
(3)
At September 30, 2023 and December 31, 2022, Paycheck Protection Program loans were $0.2 million and $0.9 million, respectively.

Accrued interest on loans was $17.7 million and $16.0 million at September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023 and December 31, 2022, loans of $2.41 billion and $1.99 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following is the activity for loans held for sale for the three months ended September 30, 2023 and 2022:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
September 30, 2023
Balance at beginning of period	$5,544	$1,749	$7,293
Originations and transfers	12,588	13,398	25,986
Sales	(11,520)	(9,490)	(21,010)
Principal paydowns and amortization	(75)	(427)	(502)
Balance at end of period	$6,537	$5,230	$11,767

September 30, 2022
Balance at beginning of period	$10,976	$7,552	$18,528
Originations and transfers	23,013	12,198	35,211
Sales	(27,493)	(16,192)	(43,685)
Principal paydowns and amortization	(6)	(4)	(10)
Balance at end of period	$6,490	$3,554	$10,044

Loans held for sale was comprised of $11.8 million and $8.0 million of the guaranteed portion of SBA 7(a) loans at September 30, 2023 and December 31, 2022, respectively.

The following is the activity for loans held for sale for the nine months ended September 30, 2023 and 2022:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
September 30, 2023
Balance at beginning of period	$3,775	$4,268	$8,043
Originations and transfers	43,468	31,420	74,888
Sales	(40,630)	(30,022)	(70,652)
Principal payoffs and amortization	(76)	(436)	(512)
Balance at end of period	$6,537	$5,230	$11,767

September 30, 2022
Balance at beginning of period	$6,954	$6,388	$13,342
Originations and transfers	72,708	39,207	111,915
Sales	(73,166)	(42,033)	(115,199)
Principal payoffs and amortization	(6)	(8)	(14)
Balance at end of period	$6,490	$3,554	$10,044

Allowance for Credit Losses

The following table details the information on the allowance for credit losses by portfolio segment as of and for the three months ended September 30, 2023 and 2022:

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
September 30, 2023
Balance at beginning of period	$43,054	$16,028	$11,942	71,024
Charge-offs	(216)	(6,323)	(2,831)	(9,370)
Recoveries	50	141	301	492
Provision (recovery) for credit losses	948	1,396	2,823	5,167
Ending balance	$43,836	$11,242	$12,235	$67,313

September 30, 2022
Balance at beginning of period	$46,112	$14,275	$12,680	$73,067
Charge-offs	(1,356)	(8)	(716)	(2,080)
Recoveries	373	228	369	970
Provision (recovery) for credit losses	395	381	(1,149)	(373)
Ending balance	$45,524	$14,876	$11,184	$71,584

The following table details the information on the allowance for credit losses by portfolio segment as of and for the nine months ended September 30, 2023 and 2022:

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
September 30, 2023
Balance at beginning of period	$44,026	$15,267	$12,230	71,523
Charge-offs	(627)	(6,635)	(7,052)	(14,314)
Recoveries	180	931	1,131	2,242
Provision (recovery) for credit losses	257	1,679	5,926	7,862
Ending balance	$43,836	$11,242	$12,235	$67,313

September 30, 2022
Balance at beginning of period	$48,890	$12,418	$11,249	$72,557
Charge-offs	(1,886)	(87)	(1,548)	(3,521)
Recoveries	632	679	1,117	2,428
Provision (recovery) for credit losses	(2,112)	1,866	366	120
Ending balance	$45,524	$14,876	$11,184	$71,584

The table below illustrates the allowance for credit losses by loan portfolio segment and each loan portfolio segment as a percentage of total loans.

	September 30, 2023				December 31, 2022
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$10,083	15.0%	$1,097,650	18.3%	$7,872	11.0%	$1,023,608	17.2%
Hospitality	15,083	22.4	705,735	11.7	13,407	18.7	646,893	10.8
Office	2,884	4.3	575,319	9.6	2,293	3.2	499,946	8.4
Other	8,321	12.3	1,309,507	21.7	13,056	18.3	1,553,729	26.0
Total commercial property loans	36,371	54.0	3,688,211	61.3	36,628	51.2	3,724,176	62.4
Construction	2,594	3.9	84,804	1.4	4,022	5.7	109,205	1.8
Residential	4,871	7.2	926,326	15.4	3,376	4.7	734,472	12.4
Total real estate loans	43,836	65.1	4,699,341	78.1	44,026	61.6	4,567,853	76.6
Commercial and industrial loans	11,242	16.7	728,792	12.1	15,267	21.3	804,492	13.4
Equipment financing agreements	12,235	18.2	592,652	9.8	12,230	17.1	594,788	10.0
Total	$67,313	100.0%	$6,020,785	100.0%	$71,523	100.0%	$5,967,133	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2023 and December 31, 2022, for which repayment is expected to be obtained through the sale of the underlying collateral.

	September 30, 2023	December 31, 2022
	Amortized Cost	Amortized Cost
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,637	$1,930
Hospitality	333	—
Office	—	—
Other	22	256
Total commercial property loans	1,992	2,186
Residential	3	508
Total real estate loans	1,995	2,694
Commercial and industrial loans	4,847	—
Total	$6,842	$2,694

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
	(in thousands)
September 30, 2023
Real estate loans:
Commercial property
Risk Rating				`
Pass / Pass-Watch	$511,148	$1,013,414	$863,200	$578,433	$384,562	$264,284	$26,171	$3,641,212
Special Mention	5,194	4,032	10,141	4,328	715	1,556	1,700	27,666
Classified	4,430	977	4,936		5,606	3,384		19,333
Total commercial property	520,772	1,018,423	878,277	582,761	390,883	269,224	27,871	3,688,211
YTD gross charge-offs	—	—	—	411	—	216	—	627
YTD net charge-offs	—	—	—	407	—	46	—	453

Construction
Risk Rating
Pass / Pass-Watch	38,129	—	18,375	—	—	—	—	56,504
Special Mention	—	—	28,300	—	—	—	—	28,300
Classified	—	—	—	—	—	—	—	—
Total construction	38,129	—	46,675	—	—	—	—	84,804
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs	—	—	—	—	—	—	—	—

Residential
Risk Rating
Pass / Pass-Watch	241,830	381,167	160,856	12,791	221	124,047	4,911	925,823
Special Mention	—	—	—	—	—	—	500	500
Classified	—	—	—	—	—	3	—	3
Total residential	241,830	381,167	160,856	12,791	221	124,050	5,411	926,326
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs	—	—	—	—	—	(6)	—	(6)

Total real estate loans
Risk Rating
Pass / Pass-Watch	791,107	1,394,581	1,042,431	591,224	384,783	388,331	31,082	4,623,539
Special Mention	5,194	4,032	38,441	4,328	715	1,556	2,200	56,466
Classified	4,430	977	4,936	—	5,606	3,387	—	19,336
Total real estate loans	800,731	1,399,590	1,085,808	595,552	391,104	393,274	33,282	4,699,341
YTD gross charge-offs	—	—	—	411	—	216	—	627
YTD net charge-offs	—	—	—	407	—	40	—	447

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	142,240	176,815	88,316	33,403	11,156	10,047	240,951	702,928
Special Mention	—	16,128	—	104	—	3,775	—	20,007
Classified	378	—	—	84	46	210	5,139	5,857
Total commercial and industrial loans	142,618	192,943	88,316	33,591	11,202	14,032	246,090	728,792
YTD gross charge-offs	—	17	—	—	110	388	6,120	6,635
YTD net charge-offs	—	5	(5)	—	107	(522)	6,119	5,704

Equipment financing agreements:
Risk Rating
Pass / Pass-Watch	174,377	234,753	115,310	29,380	25,457	5,434	—	584,711
Special Mention	—	—	—	—	—	—	—	—
Classified	329	3,630	2,719	167	830	266	—	7,941
Total equipment financing agreements	174,706	238,383	118,029	29,547	26,287	5,700	—	592,652
YTD gross charge-offs	56	3,030	2,732	294	725	215	—	7,052
YTD net charge-offs	56	2,961	2,455	217	335	(103)	—	5,921

Total loans receivable:
Risk Rating
Pass / Pass-Watch	1,107,724	1,806,149	1,246,057	654,007	421,396	403,812	272,033	5,911,178
Special Mention	5,194	20,160	38,441	4,432	715	5,331	2,200	76,473
Classified	5,137	4,607	7,655	251	6,482	3,863	5,139	33,134
Total loans receivable	$1,118,055	$1,830,916	$1,292,153	$658,690	$428,593	$413,006	$279,372	$6,020,785
YTD gross charge-offs	56	3,047	2,732	705	835	819	6,120	14,314
YTD net charge-offs	56	2,966	2,450	624	442	(585)	6,119	12,072

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
	(in thousands)
September 30, 2023
Real estate loans:
Commercial property
Payment performance
Performing	$519,135	$1,018,423	$878,124	$582,761	$390,800	$268,305	$27,871	$3,685,419
Nonperforming	1,637	—	153	—	83	919	—	2,792
Total commercial property	520,772	1,018,423	878,277	582,761	390,883	269,224	27,871	3,688,211
YTD gross charge-offs	—	—	—	411	—	216	—	627
YTD net charge-offs	—	—	—	407	—	46	—	453

Construction
Payment performance
Performing	38,129	—	46,675	—	—	—	—	84,804
Nonperforming	—	—	—	—	—	—	—	—
Total construction	38,129	—	46,675	—	—	—	—	84,804
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs	—	—	—	—	—	—	—	—

Residential
Payment performance
Performing	241,830	381,167	160,856	12,791	221	124,047	5,411	926,323
Nonperforming	—	—	—	—	—	3	—	3
Total residential	241,830	381,167	160,856	12,791	221	124,050	5,411	926,326
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs	—	—	—	—	—	(6)	—	(6)

Total real estate loans
Payment performance
Performing	799,094	1,399,590	1,085,655	595,552	391,021	392,352	33,282	4,696,546
Nonperforming	1,637	—	153	—	83	922	—	2,795
Total real estate loans	800,731	1,399,590	1,085,808	595,552	391,104	393,274	33,282	4,699,341
YTD gross charge-offs	—	—	—	411	—	216	—	627
YTD net charge-offs	—	—	—	407	—	40	—	447

Commercial and industrial loans:
Payment performance
Performing	142,618	192,943	88,316	33,507	11,202	13,919	241,241	723,746
Nonperforming	—	—	—	84	—	113	4,849	5,046
Total commercial and industrial loans	142,618	192,943	88,316	33,591	11,202	14,032	246,090	728,792
YTD gross charge-offs	—	17	—	—	110	388	6,120	6,635
YTD net charge-offs	—	5	(5)	—	107	(522)	6,119	5,704

Equipment financing agreements:
Payment performance
Performing	174,377	234,753	115,310	29,380	25,456	5,434	—	584,710
Nonperforming	329	3,630	2,719	167	831	266	—	7,942
Total equipment financing agreements	174,706	238,383	118,029	29,547	26,287	5,700	—	592,652
YTD gross charge-offs	56	3,030	2,732	294	725	215	—	7,052
YTD net charge-offs	56	2,961	2,455	217	335	(103)	—	5,921

Total loans receivable:
Payment performance
Performing	1,116,089	1,827,286	1,289,281	658,439	427,679	411,705	274,523	6,005,002
Nonperforming	1,966	3,630	2,872	251	914	1,301	4,849	15,783
Total loans receivable	$1,118,055	$1,830,916	$1,292,153	$658,690	$428,593	$413,006	$279,372	$6,020,785
YTD gross charge-offs	56	3,047	2,732	705	835	819	6,120	14,314
YTD net charge-offs	56	2,966	2,450	624	442	(585)	6,119	12,072

(1)
Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

December 31, 2022
Real estate loans:
Commercial property
Payment performance
Performing	$1,185,208	$914,413	$606,597	$416,213	$312,324	$233,643	$52,578	$3,720,976
Nonperforming	—	—	412	—	1,930	858	—	3,200
Total commercial property	1,185,208	914,413	607,009	416,213	314,254	234,501	52,578	3,724,176

Construction
Payment performance
Performing	41,662	67,543	—	—	—	—	—	109,205
Nonperforming	—	—	—	—	—	—	—	—
Total construction	41,662	67,543	—	—	—	—	—	109,205

Residential
Payment performance
Performing	405,975	173,236	13,102	232	731	134,766	5,922	733,964
Nonperforming	12	—	—	—	—	496	—	508
Total residential	405,987	173,236	13,102	232	731	135,262	5,922	734,472

Total real estate loans
Payment performance
Performing	1,632,845	1,155,192	619,699	416,445	313,055	368,409	58,500	4,564,145
Nonperforming	12	—	412	—	1,930	1,354	—	3,708
Total real estate loans	1,632,857	1,155,192	620,111	416,445	314,985	369,763	58,500	4,567,853

Commercial and industrial loans:
Payment performance
Performing	368,778	109,822	39,577	25,199	7,452	12,539	240,703	804,070
Nonperforming	—	—	171	15	—	236	—	422
Total commercial and industrial loans	368,778	109,822	39,748	25,214	7,452	12,775	240,703	804,492

Equipment financing agreements:
Payment performance
Performing	305,249	165,313	46,970	52,133	17,608	1,798	—	589,071
Nonperforming	630	2,542	311	1,581	565	88	—	5,717
Total equipment financing agreements	305,879	167,855	47,281	53,714	18,173	1,886	—	594,788

Total loans receivable:
Payment performance
Performing	2,306,872	1,430,327	706,246	493,777	338,115	382,746	299,203	5,957,286
Nonperforming	642	2,542	894	1,596	2,495	1,678	—	9,847
Total loans receivable	$2,307,514	$1,432,869	$707,140	$495,373	$340,610	$384,424	$299,203	$5,967,133

(1)
Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

The following is an aging analysis of loans, including loans on nonaccrual status, disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
	(in thousands)
September 30, 2023
Real estate loans:
Commercial property
Retail	$260	$—	$—	$260	$1,097,390	$1,097,650
Hospitality	153	33	—	186	705,549	705,735
Office	—	—	—	—	575,319	575,319
Other	704	—	22	726	1,308,781	1,309,507
Total commercial property loans	1,117	33	22	1,172	3,687,039	3,688,211
Construction	—	—	—	—	84,804	84,804
Residential	935	364	3	1,302	925,024	926,326
Total real estate loans	2,052	397	25	2,474	4,696,867	4,699,341
Commercial and industrial loans	384	151	4,849	5,384	723,408	728,792
Equipment financing agreements	6,527	2,195	3,382	12,104	580,548	592,652
Total loans receivable	$8,963	$2,743	$8,256	$19,962	$6,000,823	$6,020,785

December 31, 2022
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$1,023,608	$1,023,608
Hospitality	—	—	—	—	646,893	646,893
Office	—	—	—	—	499,946	499,946
Other	—	494	—	494	1,553,235	1,553,729
Total commercial property loans	—	494	—	494	3,723,682	3,724,176
Construction	—	—	—	—	109,205	109,205
Residential	313	804	7	1,124	733,348	734,472
Total real estate loans	313	1,298	7	1,618	4,566,235	4,567,853
Commercial and industrial loans	77	79	—	156	804,336	804,492
Equipment financing agreements	5,825	1,271	2,949	10,045	584,743	594,788
Total loans receivable	$6,215	$2,648	$2,956	$11,819	$5,955,314	$5,967,133

Nonaccrual Loans and Nonperforming Assets

The following table represents the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,849	$402	$—	$2,251
Hospitality	333	186	—	519
Office	—	—	—	—
Other	22	—	—	22
Total commercial property loans	2,204	588	—	2,792
Construction	—	—	—	—
Residential	3	—	—	3
Total real estate loans	2,207	588	—	2,795
Commercial and industrial loans	—	5,046	—	5,046
Equipment financing agreements	848	7,094	—	7,942
Total	$3,055	$12,728	$—	$15,783

	December 31, 2022
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,929	$—	$—	$1,929
Hospitality	—	—	—	—
Office	—	—	—	—
Other	540	731	—	1,271
Total commercial property loans	2,469	731	—	3,200
Construction	—	—	—	—
Residential	508	—	—	508
Total real estate loans	2,977	731	—	3,708
Commercial and industrial loans	—	422	—	422
Equipment financing agreements	215	5,502	—	5,717
Total	$3,192	$6,655	$—	$9,847

The Company recognized $26,000 and $5,000 of interest income on nonaccrual loans for the three months ended September 30, 2023 and 2022, respectively. Interest income recognized on nonaccrual loans for the nine months ended September 30, 2023 and 2022 was $160,000 and $40,000, respectively.

The following table details nonperforming assets as of the dates indicated:

	September 30, 2023	December 31, 2022
	(in thousands)
Nonaccrual loans	$15,783	$9,847
Loans receivable 90 days or more past due and still accruing	—	—
Total nonperforming loans receivable	15,783	9,847
Other real estate owned ("OREO")	117	117
Total nonperforming assets	$15,900	$9,964

OREO of $0.1 million is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

Loan Modifications

No loans were modified during the three and nine months ended September 30, 2023 or 2022.

Note 4 — Servicing Assets

The changes in servicing assets for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,
	2023	2022
	(in thousands)

Balance at beginning of period	$7,352	$7,354
Addition related to sale of SBA loans	396	828
Amortization	(592)	(758)
Balance at end of period	$7,156	$7,424

	Nine Months Ended September 30,
	2023	2022
	(in thousands)

Balance at beginning of period	$7,176	$7,080
Addition related to sale of SBA loans	1,410	2,377
Amortization	(1,815)	(2,033)
Change in valuation allowance	385	—
Balance at end of period	$7,156	$7,424

At September 30, 2023 and December 31, 2022, we serviced loans sold to unaffiliated parties of $531.6 million and $523.6 million, respectively. These represented loans that were sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.3 million for the three months ended September 30, 2023 and 2022, and $3.9 million and $3.7 million for the nine months ended September 30, 2023 and 2022, respectively. Servicing fee income, net of the amortization of servicing assets, is included in other operating income in the consolidated statements of income. Amortization expense was $0.6 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively, and $1.8 million and $2.0 million for the nine months ended September 30, 2023 and 2022, respectively.

The fair value of servicing rights was $7.6 million at September 30, 2023 and was determined using discount rates ranging from 15.4% to 26.8% and prepayment speeds ranging from 11.9% to 18.8%, depending on the stratification of the specific right. The fair value of servicing rights was $7.1 million at December 31, 2022 and was determined using discount rates ranging from 21.9% to 25.3% and prepayment speeds ranging from 10.8% to 16.7%, depending on the stratification of the specific right.

Note 5 — Income Taxes

The Company’s income tax expense was $7.9 million and $11.0 million, representing an effective income tax rate of 29.6% and 28.8% for the three months ended September 30, 2023 and 2022, respectively. The Company’s income tax expense was $25.7 million and $29.7 million, representing an effective income tax rate of 29.5% and 28.9% for the nine months ended September 30, 2023 and 2022, respectively.

Management concluded that as of September 30, 2023 and December 31, 2022, a valuation allowance of $1.3 million was appropriate against certain state net operating loss carry forwards and certain tax credits. For all other deferred tax assets, management believes it was more likely than not these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. Net income tax assets were $48.0 million and $51.9 million as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023, the Company was subject to examination by various taxing authorities for its federal tax returns for the periods ended after December 31, 2018 and state tax returns for the periods ended after December 31, 2017. During the quarter ended September 30, 2023, there was no material change to the Company’s uncertain tax positions. The Company does not expect its unrecognized tax positions to change significantly over the next twelve months.

Note 6 — Goodwill and other Intangibles

The third-party originator's intangible of $0.5 million and goodwill of $11.0 million were recorded as a result of the acquisition of an equipment financing agreements portfolio in 2016. The core deposit intangible of $2.2 million was recognized for the core deposits acquired in a 2014 acquisition. The Company’s intangible assets were as follows for the periods indicated:

		September 30, 2023			December 31, 2022
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Core deposit intangible	10 years	$2,213	$(2,116)	$97	$2,213	$(2,031)	$182
Third-party originator's intangible	7 years	483	(480)	3	483	(471)	12
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$13,727	$(2,596)	$11,131	$13,727	$(2,502)	$11,225

The Company performed an impairment analysis on its goodwill and other intangible assets as of September 30, 2023 and determined there was no impairment. No triggering event occurred as of, or subsequent to September 30, 2023, that would require a reassessment of goodwill and other intangible assets.

Note 7 — Deposits

The scheduled maturities of time deposits are as follows for the periods indicated:

At September 30, 2023	Time Deposits Greater Than $250,000	Other Time Deposits	Total
	(in thousands)
2023	$432,361	$540,642	$973,003
2024	597,364	855,244	1,452,608
2025	266	4,803	5,069
2026	263	2,870	3,133
2027 and thereafter	—	882	882
Total	$1,030,254	$1,404,441	$2,434,695

At December 31, 2022
2023	$696,470	$1,185,020	$1,881,490
2024	—	68,037	68,037
2025	266	3,151	3,417
2026	263	2,430	2,693
2027 and thereafter	—	570	570
Total	$696,999	$1,259,208	$1,956,207

Accrued interest payable on deposits was $50.3 million and $7.8 million at September 30, 2023 and December 31, 2022, respectively. Total deposits reclassified to loans due to overdrafts at September 30, 2023 and December 31, 2022 were $1.3 million and $1.2 million, respectively.

Note 8 — Borrowings and Subordinated Debentures

At September 30, 2023, the Bank had $50.0 million of overnight advances and $112.5 million of term advances at the FHLB with a weighted average interest rate of 5.77% and 2.77%, respectively. At December 31, 2022, the Bank had $250.0 million of overnight advances and $100.0 million of term advances at the FHLB with a weighted average rate of 4.65% and 0.87%, respectively. Interest expense on borrowings for the three months ended September 30, 2023 and 2022 was $0.8 million and $0.3 million, respectively. Interest expense on borrowings for the nine months ended September 30, 2023 and 2022 was $4.8 million and $1.1 million, respectively.

	September 30, 2023		December 31, 2022
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Overnight advances	$50,000	5.77%	$250,000	4.65%
Advances due within 12 months	37,500	0.40	50,000	0.97
Advances due over 12 months through 24 months	12,500	1.90	37,500	0.40
Advances due over 24 months through 36 months	62,500	4.37	12,500	1.90
Outstanding advances	$162,500	3.69%	$350,000	3.57%

The following is financial data pertaining to FHLB advances:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Weighted-average interest rate at end of period	3.69%	3.57%
Weighted-average interest rate during the period	3.27%	1.52%
Average balance of FHLB advances	$194,505	$148,027
Maximum amount outstanding at any month-end	$450,000	$350,000

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had $2.41 billion and $1.99 billion of loans pledged as collateral with the FHLB as of September 30, 2023 and December 31, 2022, respectively. The remaining available borrowing capacity was $1.32 billion and $1.07 billion at September 30, 2023 and December 31, 2022, respectively.

The Bank also had securities with market values of $24.7 million and $23.4 million at September 30, 2023 and December 31, 2022, respectively, pledged with the FRB, which provided $23.9 million and $22.0 million in available borrowing capacity through the Fed Discount Window and the BTFP of September 30, 2023 and December 31, 2022, respectively.

On August 20, 2021, the Company issued $110.0 million of Fixed-to-Floating Subordinated Notes (“2031 Notes”) with a maturity date of September 1, 2031. The 2031 Notes have an initial fixed interest rate of 3.75% per annum, payable semiannually in arrears on March 1 and September 1 of each year, up to but excluding September 1, 2026. From and including September 1, 2026 and thereafter, the 2031 Notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be the Three-Month Term SOFR) plus 310 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. If the then current three-month term SOFR rate is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance cost was $2.1 million, which is being amortized through the 2031 Notes’ maturity date. At September 30, 2023 and December 31, 2022, the balance of the 2031 Notes included in the Company’s Consolidated Balance Sheet, net of issuance cost, was $108.3 million and $108.2 million, respectively.

The Company issued $100.0 million of Fixed-to-Floating Subordinated Notes (“2027 Notes”) on March 21, 2017, with a maturity on March 30, 2027. The 2027 Notes had an initial fixed interest rate of 5.45% per annum. From and including March 30, 2022 and thereafter, the 2027 Notes would have interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.315% payable quarterly.

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

The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005 which issued $26.0 million of Trust Preferred Securities (“TPS”) at a 6.26% fixed rate for the first five years and a variable rate of three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The rate on the TPS at September 30, 2023 was 7.07%. Beginning September 15, 2023, the variable rate on the TPS changed to three-month SOFR plus approximately 166 basis points, representing the credit spread of 140 basis points and an approximate 26 basis point adjustment to convert three-month LIBOR to three-month SOFR. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At September 30, 2023 and December 31, 2022, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $5.2 million and $5.6 million, was $21.6 million and $21.2 million, respectively. The amortization of discount was $106,000 and $104,000 for the three months ended September 30, 2023 and 2022, respectively and $314,000 and $308,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(dollars in thousands, except per share amounts)
Basic EPS
Net income	$18,796	$27,169	$61,408	$72,915
Less: income allocated to unvested restricted stock	117	163	381	408
Income allocated to common shares	$18,679	$27,006	$61,027	$72,507
Weighted-average shares for basic EPS	30,251,961	30,314,439	30,296,991	30,289,068
Basic EPS (1)	$0.62	$0.89	$2.01	$2.39

Effect of dilutive stock options and unvested performance stock units	40,910	82,323	41,686	80,470

Diluted EPS
Income allocated to common shares	$18,679	$27,006	$61,027	$72,507
Weighted-average shares for diluted EPS	30,292,872	30,396,762	30,338,678	30,369,538
Diluted EPS (1)	$0.62	$0.89	$2.01	$2.39

(1)
Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

On a weighted-average basis, options to purchase 61,000 shares of common stock were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2023, because their effect would have been anti-dilutive. There were no anti-dilutive stock options for the three and nine months ended September 30, 2022. There were 54,765 and 50,460 anti-dilutive unvested PSUs outstanding for the three and nine months ended September 30, 2023, respectively.

During the nine months ended September 30, 2023, the Company issued 53,696 PSUs to executive officers from the 2021 Equity Compensation Plan with a fair value of $1.1 million. During the nine months ended September 30, 2022, the Company issued 38,036 PSUs to executive officers from the 2021 Equity Compensation Plan with a fair value of $1.0 million on the grant date of March 23, 2022. These units have a three-year cliff vesting period and include dividend equivalent rights. During the nine months ended September 30, 2023, 35,906 PSUs vested to an executive officer. Total PSUs outstanding as of September 30, 2023 were 134,358 with an aggregate grant fair value of $2.9 million. Total PSUs outstanding as of September 30, 2022 were 104,599 with an aggregate grant fair value of $2.0 million.

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

At September 30, 2023, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5% must be met to avoid limitations on the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 6.42% and 5.86% and the Company's capital conservation buffer was 6.30% and 5.71% as of September 30, 2023 and December 31, 2022, respectively.

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

The capital ratios of Hanmi Financial and the Bank as of September 30, 2023 and December 31, 2022 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2023
Total capital (to risk-weighted assets):
Hanmi Financial	$933,916	15.07%	$495,714	8.00%	N/A	N/A
Hanmi Bank	$893,375	14.42%	$495,685	8.00%	$619,607	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$761,969	12.30%	$371,786	6.00%	N/A	N/A
Hanmi Bank	$831,428	13.42%	$371,764	6.00%	$495,685	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$740,411	11.95%	$278,839	4.50%	N/A	N/A
Hanmi Bank	$831,428	13.42%	$278,823	4.50%	$402,744	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$761,969	10.27%	$296,662	4.00%	N/A	N/A
Hanmi Bank	$831,428	11.25%	$295,515	4.00%	$369,394	5.00%

December 31, 2022
Total capital (to risk-weighted assets):
Hanmi Financial	$901,239	14.49%	$497,508	8.00%	N/A	N/A
Hanmi Bank	$860,503	13.86%	$496,607	8.00%	$620,758	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$728,344	11.71%	$373,131	6.00%	N/A	N/A
Hanmi Bank	$797,608	12.85%	$372,455	6.00%	$496,607	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$707,101	11.37%	$279,848	4.50%	N/A	N/A
Hanmi Bank	$797,608	12.85%	$279,341	4.50%	$403,493	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$728,344	10.07%	$289,311	4.00%	N/A	N/A
Hanmi Bank	$797,608	11.07%	$288,110	4.00%	$360,137	5.00%

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

Loans held for sale - Loans held for sale includes the guaranteed portion of SBA 7(a) loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of the loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At September 30, 2023 and December 31, 2022, the entire balance of loans held for sale was recorded at its cost. We record loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Other repossessed assets – Fair value of equipment from equipment financing agreements is based primarily on a third party valuation service, less costs to sell and result in a Level 3 classification of the inputs for determining fair value. Valuations are required at the time the asset is repossessed and may be subsequently updated periodically due to the Company’s short-term possession of the asset prior to sale or as circumstances require and the fair value adjustments are made to the asset based on its value prior to sale.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2023 and December 31, 2022, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Total Fair Value
	(in thousands)
September 30, 2023
Assets:
Securities available for sale:
U.S. Treasury securities	$70,922	$—	$—	$70,922
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	422,726	—	422,726
Mortgage-backed securities - commercial	—	45,966	—	45,966
Collateralized mortgage obligations	—	86,258	—	86,258
Debt securities	—	129,919	—	129,919
Total U.S. government agency and sponsored agency obligations	—	684,869	—	684,869
Municipal bonds-tax exempt	—	61,451	—	61,451
Total securities available for sale	$70,922	$746,320	$—	$817,242
Derivative financial instruments	$—	$8,602	$—	$8,602

Liabilities:
Derivative financial instruments	$—	$8,493	$—	$8,493

December 31, 2022
Assets:
Securities available for sale:
U.S. Treasury securities	$48,026	$—	$—	$48,026
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	465,152	—	465,152
Mortgage-backed securities - commercial	—	51,292	—	51,292
Collateralized mortgage obligations	—	85,485	—	85,485
Debt securities	—	138,499	—	138,499
Total U.S. government agency and sponsored agency obligations	—	740,428	—	740,428
Municipal bonds-tax exempt	—	65,384	—	65,384
Total securities available for sale	$48,026	$805,812	$—	$853,838
Derivative financial instruments	$—	$7,507	$—	$7,507

Liabilities:
Derivative financial instruments	$—	$7,375	$—	$7,375

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of September 30, 2023 and December 31, 2022, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
			Significant
			Observable
		Quoted Prices in	Inputs With No
		Active Markets	Active Market	Significant
		for Identical	With Identical	Unobservable
	Total	Assets	Characteristics	Inputs
	(in thousands)
September 30, 2023
Assets:
Collateral dependent loans (1)	$6,842	$—	$—	$6,842
Other real estate owned	117	—	—	117
Repossessed personal property	1,320	—	—	1,320

December 31, 2022
Assets:
Collateral dependent loans (2)	$2,694	$—	$—	$2,694
Other real estate owned	117	—	—	117
Repossessed personal property	467	—	—	467
Servicing assets	7,176	—	—	7,176

(1)
Consisted of real estate loans of $2.0 million and commercial and industrial loans of $4.8 million, which were secured by real estate and business assets.
(2)
Consisted of real estate loans of $2.7 million.

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at September 30, 2023 and December 31, 2022:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
September 30, 2023
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$1,637	Market approach	Adjustments to market data	5% to 20% / 15%	(1)
Hospitality	333	Market approach	Adjustments to market data	(30)% to 35% / (3)%
Other	22	Market approach	Adjustments to market data	(25)% to 5% / (10%)	(1)
Residential	3	Market approach	Adjustments to market data	(15)% to 3% / (6)%	(1)
Total real estate loans	1,995
Commercial and industrial loans	4,847	Market approach	Adjustments to market data	(20)% to 55% / (3)%	(1)
Total	$6,842

Other real estate owned	$117	Market approach	Adjustments to market data	(10)% to 5% / (2)%	(1)

Repossessed personal property	1,320	Market approach	Adjustments to market data		(2)

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

Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we had concluded that the carrying amounts approximate fair value, the fair value estimates shown below were based on an exit price notion as of September 30, 2023, as required by ASU 2016-01. The financial instruments for which we had concluded that the carrying amounts approximate fair value include, cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits.

The estimated fair values of financial instruments were as follows:

	September 30, 2023
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$289,006	$289,006	$—	$—
Securities available for sale	817,242	70,922	746,320	—
Loans held for sale	11,767	—	11,721	—
Loans receivable, net of allowance for credit losses	5,953,472	—	—	5,784,828
Accrued interest receivable	20,715	20,715	—	—
Financial liabilities:
Noninterest-bearing deposits	2,161,238	—	2,161,238	—
Interest-bearing deposits	4,098,834	—	—	4,098,244
Borrowings and subordinated debentures	292,360	—	159,632	127,334
Accrued interest payable	50,286	50,286	—	—

	December 31, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$352,421	$352,421	$—	$—
Securities available for sale	853,838	48,026	805,812	—
Loans held for sale	8,043	—	8,423	—
Loans receivable, net of allowance for credit losses	5,895,610	—	—	5,808,190
Accrued interest receivable	18,537	18,537	—	—
Financial liabilities:
Noninterest-bearing deposits	2,539,602	—	2,539,602	—
Interest-bearing deposits	3,628,470	—	—	3,623,827
Borrowings and subordinated debentures	479,409	—	345,867	126,828
Accrued interest payable	7,792	7,792	—	—

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

Loans receivable, net of allowance for credit losses – The fair value of loans receivable is estimated based on the discounted cash flow approach. To estimate the fair value of the loans, certain loan characteristics such as account types, remaining terms, annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances are considered. Additionally, the Company’s prior charge-off rates and loss ratios as well as various other assumptions relating to credit, interest, and prepayment risks are used as part of valuing the loan portfolio. Subsequently, the loans were individually evaluated by sorting and pooling them based on loan types, credit risk grades, and payment types. Consistent with the requirements of ASU 2016-01, the fair value of the Company's loans receivable is considered to be an exit price notion as of September 30, 2023 (Level 3).

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

The following table shows the distribution of total loan commitments as of the dates indicated:

	September 30,	December 31,
	2023	2022
	(in thousands)
Unused commitments to extend credit	$848,886	$780,543
Standby letters of credit	77,381	71,829
Commercial letters of credit	19,524	19,945
Total commitments	$945,791	$872,317

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Balance at beginning of period	$2,475	$2,313	$3,114	$2,586
Provision expense (recovery) for credit losses	(13)	936	(652)	663
Balance at end of period	$2,462	$3,249	$2,462	$3,249

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

As of September 30, 2023, the outstanding balances for our right-of-use asset and lease liability were $43.0 million and $47.0 million, respectively. The outstanding balances of the right-of-use asset and lease liability were $40.4 million and $44.2 million, respectively, as of December 31, 2022. The right-of-use asset is reported in prepaid expenses and other assets line item and lease liability is reported in accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

In determining the discount rates, since most of our leases do not provide an implicit rate, we used our incremental borrowing rate provided by the FHLB of San Francisco based on the information available at the commencement date to calculate the present value of lease payments.

At September 30, 2023, future minimum rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2023	$8,659
2024	7,988
2025	6,885
2026	6,248
2027	6,038
Thereafter	16,326
Remaining lease commitments	52,144
Interest	(5,184)
Present value of lease liability	$46,960

Weighted average remaining lease terms for the Company's operating leases were 7.05 years and 7.12 years as of September 30, 2023 and December 31, 2022, respectively. Weighted average discount rates used for the Company's operating leases were 2.92% and 2.42% as of September 30, 2023 and December 31, 2022, respectively. Net lease expense recognized for the three months ended September 30, 2023 and 2022 was $2.4 million and $2.1 million, respectively. Net lease expense recognized for the nine months ended September 30, 2023 and 2022 was $6.6 million and $6.2 million, respectively. This included operating lease costs of $2.3 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively. Operating lease costs were $6.5 million and $5.9 million for the nine months ended September 30, 2023 and 2022, respectively. Sublease income for operating leases was immaterial for both the nine months ended September 30, 2023 and 2022.

Cash paid and included in cash flows from operating activities for amounts used in the measurement of the lease liability of the Company's operating leases was $2.3 million and $1.9 million for the three months ended September 30, 2023 and 2022, respectively, and $6.4 million and $5.9 million for the nine months ended September 30, 2023 and 2022, respectively.

During the third quarter of 2023, the Company consummated a sale-leaseback transaction pursuant to which it sold a branch building for an aggregate cash purchase price of $7.8 million and concurrently agreed to separately lease the property for an initial term of 10 years, with two five year renewal options that the Company may exercise to extend the term of the lease. The pre-tax, net gain recorded associated with the sale of the building was $4.0 million, after deducting transaction-related expenses and after removing the branch building from "Premises and equipment, net" on the Balance Sheet. The aggregate annual lease expense associated with this building will be $0.4 million for the first 12 months of the lease term.

Note 14 — Liquidity

Hanmi Financial

As of September 30, 2023, Hanmi Financial had $8.7 million in cash on deposit with its bank subsidiary and $27.1 million of U.S. Treasury securities at fair value. As of December 31, 2022, the Company had $10.6 million in cash on deposit with its bank subsidiary and $17.7 million of U.S. Treasury securities at fair value. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of its customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of September 30, 2023 and December 31, 2022, the Bank had $162.5 million and $350.0 million, respectively, of FHLB advances, and $73.1 million and $83.3 million, respectively, of brokered deposits.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of September 30, 2023 and December 31, 2022, the total borrowing capacity available, based on pledged collateral was $1.61 and $1.54 billion, respectively. The remaining available borrowing capacity was $1.32 billion and $1.07 billion as of September 30, 2023 and December 31, 2022, respectively.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $23.9 million from the Federal Reserve Discount Window and the BTFP, to which the Bank pledged securities with a carrying value of $24.7 million, with no borrowings as of September 30, 2023. The Bank also maintains a line of credit for repurchase agreements up to $100.0 million. The Bank also had three unsecured federal funds lines of credit totaling $115.0 million with no outstanding balances as of September 30, 2023.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their location on the Balance Sheet as of September 30, 2023 and December 31, 2022.

As of September 30, 2023	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$105,209	Other Assets	$8,602	$105,209	Other Liabilities	$8,493
Total derivatives not designated as hedging instruments			$8,602			$8,493

As of December 31, 2022	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$61,460	Other Assets	$7,507	$61,460	Other Liabilities	$7,375
Total derivatives not designated as hedging instruments			$7,507			$7,375

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement for the nine months ended September 30, 2023 and 2022.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
		(in thousands)
Interest rate products	Other income	$62	$35	$(23)	$148
Total		$62	$35	$(23)	$148

The Company recognized $0.6 million of fee income from its derivative financial instruments for the nine months ended September 30, 2023. No fee income was earned for the three and nine months ended September 30, 2022.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The derivative assets are located within the prepaid and other assets line item on the Consolidated Balance Sheets and the derivative liabilities are located within the accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
As of September 30, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$8,602	$—	$8,602	$8,493	$110	$—

Offsetting of Derivative Liabilities
As of September 30, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$8,493	$—	$8,493	$8,493	$—	$—

Offsetting of Derivative Assets
As of December 31, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$7,507	$—	$7,507	$7,375	$132	$—

Offsetting of Derivative Liabilities
As of December 31, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$7,375	$—	$7,375	$7,375	$—	$—

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

As of September 30, 2023 and December 31, 2022, the fair value of derivatives in a net asset position for counterparty transactions, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $8.6 million and $7.4 million, respectively. As of September 30, 2023, the Company had not posted any collateral with its counterparties related to these agreements and is adequately collateralized since its net asset position was $110,000 ($8.6 million of fair value of assets less $8.5 million of fair value of liabilities) as of September 30, 2023. As of December 31, 2022, the Company had not posted collateral related to these agreements and was adequately collateralized since its net asset position was $132,000 ($7.5 million of fair value of assets less $7.4 million of fair value of liabilities).

Note 16 — Subsequent Events

Cash Dividend

On October 26, 2023, the Company announced that the Board of Directors of the Company declared a quarterly cash dividend of $0.25 per share to be paid on November 22, 2023 to stockholders of record as of the close of business on November 6, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three and nine months ended September 30, 2023. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended September 30, 2023 (this “Report”).

Forward-Looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report other than statements of historical fact are “forward–looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial condition and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, plans and objectives of management for future operations, developments regarding our capital and strategic plans and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, financial condition, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statements. These factors include the following: failure to maintain adequate levels of capital and liquidity to support our operations; the effect of potential future supervisory action against us or Hanmi and our ability to address any issues raised in our regulatory exams; general economic and business conditions internationally, nationally and in those areas in which we operate; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; our ability to enter into new markets successfully and capitalize on growth opportunities; availability of capital from private and government sources; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread; inflation; potential recessionary conditions; risks of natural disasters; the current or anticipated impact of military conflict, terrorism or other geopolitical events; the impact of a potential government shutdown; a failure in or breach of our operational or security systems or infrastructure, including cyber-attacks; the failure to maintain current technologies; the inability to successfully implement future information technology enhancements; difficult business and economic conditions that can adversely affect our industry and business, including competition, fraudulent activity and negative publicity; risks associated with Small Business Administration loans; failure to attract or retain key employees; our ability to access cost-effective funding; changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio; fluctuations in real estate values; changes in accounting policies and practices; the continuing impact of the COVID-19 pandemic on our business and results of operation; changes in governmental regulation, including, but not limited to, any increase in Federal Deposit Insurance Corporation insurance premiums; changes in the fiscal and monetary policies of the Board of Governors of the Federal Reserve System; the ability of Hanmi Bank to make distributions to Hanmi Financial Corporation, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial tests; the ability to identify a suitable strategic partner or to consummate a strategic transaction; the adequacy of our allowance for credit losses; our credit quality and the effect of credit quality on our credit losses expense and allowance for credit losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; changes in securities markets; and risks as it relates to cyber security against our information technology infrastructure and those of our third party providers and vendors.

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

Executive Overview

Net income was $18.8 million, or $0.62 per diluted share, for the three months ended September 30, 2023 compared with $27.2 million, or $0.89 per diluted share, for the same period a year ago. The decrease in net income was primarily driven by a decrease in net interest income of $8.2 million, a $1.0 million increase in noninterest expense primarily attributable to higher salaries and employee benefits, and an increase in credit loss expense of $4.6 million, offset partially by a $2.3 million increase in noninterest income and a $3.1 million decrease in income tax expense. Credit loss expense for the third quarter of 2023 included a $5.2 million provision for loan losses, compared to a $0.6 million in credit loss expense in the third quarter of 2022. Credit loss expense for the third quarter of 2022 included a $0.9 million provision for off-balance sheet items, offset partially by a $0.4 million recovery for loan losses.

For the nine months ended September 30, 2023, net income was $61.4 million, or $2.01 per diluted share, compared with $72.9 million in net income, or $2.39 per diluted share, for the same period a year ago. The decrease in net income was primarily driven by a decrease in net interest income of $5.0 million, a $4.9 million increase in noninterest expense primarily attributable to higher salaries and employee benefits, and an increase of $6.4 million in credit loss expense, offset partially by increase in noninterest income of $0.8 million and a $4.0 million decrease in income tax expense. Credit loss expense for the nine months of 2023 included a $7.9 million provision for loan losses and a $0.7 million recovery for off-balance sheet items compared with a $0.1 million provision for loan losses and a $0.7 million provision for off-balance sheet items for the nine months of 2022.

Other financial highlights include the following:

•
Cash and due from banks decreased $63.4 million to $289.0 million as of September 30, 2023 from $352.4 million at December 31, 2022.
•
Securities decreased $36.6 million to $817.2 million at September 30, 2023 from $853.8 million at December 31, 2022.
•
Loans receivable, before the allowance for credit losses, were $6.02 billion at September 30, 2023 compared with $5.97 billion at December 31, 2022.
•
Deposits were $6.26 billion at September 30, 2023 compared with $6.17 billion at December 31, 2022.
•
Stockholders’ equity at September 30, 2023 was $663.4 million, compared with $637.5 million at December 31, 2022.
•
Return on average assets and return on average stockholders’ equity for the quarter ended September 30, 2023 were 1.00% and 9.88%, respectively. For the nine months of 2023, return on average assets and return on average stockholders’ equity were 1.11% and 11.05%, respectively.

Results of Operations

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest derived from earning assets, and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on loans receivable are affected principally by changes to market interest rates, the demand for loans receivable, the supply of money available for lending purposes, and other competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve.

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

	Three Months Ended
	September 30, 2023			September 30, 2022
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,915,423	$85,398	5.73%	$5,696,587	$66,976	4.67%
Securities (2)	955,473	4,204	1.79%	956,989	3,271	1.40%
FHLB stock	16,385	317	7.67%	16,385	245	5.93%
Interest-bearing deposits in other banks	317,498	4,153	5.19%	181,401	958	2.09%
Total interest-earning assets	7,204,779	94,072	5.19%	6,851,362	71,450	4.15%

Noninterest-earning assets:
Cash and due from banks	59,994			66,865
Allowance for credit losses	(70,173)			(73,338)
Other assets	240,145			250,500
Total assets	$7,434,745			$7,095,389

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$94,703	$32	0.13%	$121,269	$32	0.10%
Money market and savings	1,601,826	12,485	3.09%	2,079,490	3,807	0.73%
Time deposits	2,438,112	24,301	3.95%	1,120,149	2,728	0.97%
Total interest-bearing deposits	4,134,641	36,818	3.53%	3,320,908	6,567	0.78%
Borrowings	120,381	753	2.48%	123,370	349	1.24%
Subordinated debentures	129,780	1,646	5.07%	129,176	1,448	4.37%
Total interest-bearing liabilities	4,384,802	39,217	3.55%	3,573,454	8,364	0.93%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	2,136,156			2,717,810
Other liabilities	159,127			112,336
Stockholders’ equity	754,660			691,789
Total liabilities and stockholders’ equity	$7,434,745			$7,095,389

Net interest income		$54,855			$63,086

Cost of deposits (3)			2.33%			0.43%
Net interest spread (taxable equivalent basis) (4)			1.64%			3.22%
Net interest margin (taxable equivalent basis) (5)			3.03%			3.66%

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

	Three Months Ended
	September 30, 2023 vs September 30, 2022
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$2,565	$15,857	$18,422
Securities (2)	(5)	938	933
FHLB stock	—	72	72
Interest-bearing deposits in other banks	718	2,477	3,195
Total interest and dividend income	3,278	19,344	22,622

Interest expense:
Demand: interest-bearing	$(7)	$7	$—
Money market and savings	(743)	9,421	8,678
Time deposits	3,868	17,705	21,573
Borrowings	(46)	450	404
Subordinated debentures	7	191	198
Total interest expense	3,079	27,774	30,853
Change in net interest income	$199	$(8,430)	$(8,231)

(1)
Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)
Securities average yield is calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.

For the three months ended September 30, 2023 and 2022, net interest income was $54.9 million and $63.1 million, respectively. The net interest spread and net interest margin, on a taxable equivalent basis, for the quarter ended September 30, 2023, were 1.64% and 3.03%, respectively, compared with 3.22% and 3.66%, respectively, for the same period in 2022. Interest and dividend income increased $22.6 million, or 31.7%, to $94.1 million for the three months ended September 30, 2023 from $71.5 million for the same period in 2022, primarily due to higher average interest-earning asset yields and, to a lesser extent, higher loan average balances. Interest expense increased $30.9 million, or 368.9%, to $39.2 million for the three months ended September 30, 2023 from $8.4 million for the same period in 2022 primarily due to higher deposit and borrowing rates due to the rising interest rate environment and due to a higher average balance of deposits.

The average balance of interest earning assets increased $353.4 million, or 5.2%, to $7.20 billion for the three months ended September 30, 2023 from $6.85 billion for the three months ended September 30, 2022. The average balance of loans increased $218.8 million, or 3.8%, to $5.92 billion for the three months ended September 30, 2023 from $5.70 billion for the three months ended September 30, 2022. The average balance of securities decreased $1.5 million, or 0.2%, to $955.5 million for the three months ended September 30, 2023 from $957.0 million for the three months ended September 30, 2022. The average balance of interest-bearing deposits at other banks increased $136.1 million to $317.5 million for the three months ended September 30, 2023 from $181.4 million for the three months ended September 30, 2022.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 104 basis points to 5.19% for the three months ended September 30, 2023, from 4.15% for the three months ended September 30, 2022. The average yield on loans increased to 5.73% for the three months ended September 30, 2023, from 4.67% for the three months ended September 30, 2022. The average yield on securities, on a taxable equivalent basis, increased to 1.79% for the three months ended September 30, 2023, from 1.40% for the three months ended September 30, 2022. The average yield on interest-bearing deposits in other banks increased 310 basis points to 5.19% for the three months ended September 30, 2023, from 2.09% for the three months ended September 30, 2022. The increased yields were primarily due to increases in market interest rates.

The average balance of interest-bearing liabilities increased $811.3 million, or 22.7%, to $4.38 billion for the three months ended September 30, 2023 compared to $3.57 billion for the three months ended September 30, 2022. The average balance of time deposits increased $1.32 billion, offset by decreases in the average balance of money market and savings accounts, interest-bearing demand deposits, and borrowings of $477.7 million, $26.6 million, and $3.0 million, respectively.

The average cost of interest-bearing liabilities was 3.55% and 0.93% for the three months ended September 30, 2023 and 2022, respectively. The average cost of interest-bearing deposits increased 275 basis points to 3.53% for the three months ended September 30, 2023, compared to 0.78% for the three months ended September 30, 2022. The average cost of time deposits increased 298 basis points to 3.95% for the three months ended September 30, 2023 compared to 0.97% for the three months ended September 30, 2022. The average cost of money market and savings accounts increased 236 basis points to 3.09% for the three months ended September 30, 2023 compared to 0.73% for the three months ended September 30, 2022.The average cost of subordinated debentures increased 70 basis points to 5.07% for the three months ended September 30, 2023 compared to 4.37% for the three months ended September 30, 2022. The average cost of borrowings increased 124 basis points to 2.48% for the three months ended September 30, 2023 compared to 1.24% for the three months ended September 30, 2022. The increased costs were primarily due to increases in market interest rates.

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

	Nine Months Ended
	September 30, 2023			September 30, 2022
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,933,525	$249,888	5.63%	$5,501,957	$180,755	4.39%
Securities (2)	969,146	12,356	1.73%	944,359	8,718	1.89%
FHLB stock	16,385	888	7.25%	16,385	735	6.00%
Interest-bearing deposits in other banks	247,581	9,012	4.87%	269,772	1,366	0.68%
Total interest-earning assets	7,166,637	272,144	5.08%	6,732,473	191,574	3.81%

Noninterest-earning assets:
Cash and due from banks	62,354			65,911
Allowance for credit losses	(71,236)			(73,471)
Other assets	237,111			245,259
Total assets	$7,394,866			$6,970,172

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$100,997	$88	0.12%	$122,964	$68	0.07%
Money market and savings	1,506,776	29,687	2.63%	2,108,232	6,566	0.42%
Time deposits	2,355,923	64,656	3.67%	984,517	4,404	0.60%
Total interest-bearing deposits	3,963,696	94,431	3.19%	3,215,713	11,038	0.46%
Borrowings	194,530	4,755	3.27%	131,364	1,056	1.13%
Subordinated debentures	129,632	4,828	4.97%	156,817	6,394	5.39%
Total interest-bearing liabilities	4,287,858	104,014	3.24%	3,503,894	18,488	0.70%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	2,223,891			2,689,807
Other liabilities	140,070			101,685
Stockholders’ equity	743,047			674,786
Total liabilities and stockholders’ equity	$7,394,866			$6,970,172

Net interest income		$168,130			$173,086

Cost of deposits (3)			2.04%			0.25%
Net interest spread (taxable equivalent basis) (4)			1.84%			3.10%
Net interest margin (taxable equivalent basis) (5)			3.14%			3.44%

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

	Nine Months Ended
	September 30, 2023 vs September 30, 2022
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$14,087	$55,046	$69,133
Securities (2)	229	3,409	3,638
FHLB stock	—	153	153
Interest-bearing deposits in other banks	(112)	7,758	7,646
Total interest and dividend income	14,204	66,366	80,570

Interest expense:
Demand: interest-bearing	$(12)	$32	$20
Money market and savings	(1,719)	24,840	23,121
Time deposits	6,943	53,309	60,252
Borrowings	508	3,191	3,699
Subordinated debentures	(1,157)	(409)	(1,566)
Total interest expense	4,563	80,963	85,526
Change in net interest income	$9,641	$(14,597)	$(4,956)

(1)
Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)
Securities average yield is calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.

For the nine months ended September 30, 2023 and 2022, net interest income was $168.1 million and $173.1 million, respectively. The net interest spread and net interest margin, on a taxable equivalent basis, for the nine months ended September 30, 2023, were 1.84% and 3.14%, respectively, compared with 3.10% and 3.44%, respectively, for the same period in 2022. Interest and dividend income increased $80.6 million, or 42.1%, to $272.1 million for the nine months ended September 30, 2023 from $191.6 million for the same period in 2022 due to higher average interest-earning asset yields and higher loan average balances. Interest expense increased $85.5 million, or 462.6%, to $104.0 million for the nine months ended September 30, 2023 from $18.5 million for the same period in 2022 primarily due to higher deposit and borrowing rates due to the rising interest rate environment and higher average deposit balances.

The average balance of interest earning assets increased $434.2 million, or 6.4%, to $7.17 billion for the nine months ended September 30, 2023 from $6.73 billion for the nine months ended September 30, 2022. The average balance of loans increased $431.6 million, or 7.8%, to $5.93 billion for the nine months ended September 30, 2023 from $5.50 billion for the nine months ended September 30, 2022. The average balance of securities increased $24.8 million, or 2.6%, to $969.1 million for the nine months ended September 30, 2023 from $944.4 million for the nine months ended September 30, 2022. The average balance of interest-bearing deposits at other banks decreased $22.2 million to $247.6 million for the nine months ended September 30, 2023 from $269.8 million for the nine months ended September 30, 2022.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 127 basis points to 5.08% for the nine months ended September 30, 2023 from 3.81% for the nine months ended September 30, 2022. The average yield on loans increased to 5.63% for the nine months ended September 30, 2023 from 4.39% for the nine months ended September 30, 2022. The average yield on securities, on a taxable equivalent basis, decreased to 1.73% for the nine months ended September 30, 2023 from 1.89% for the nine months ended September 30, 2022. The average yield on interest-bearing deposits in other banks increased 419 basis points to 4.87% for the nine months ended September 30, 2023, from 0.68% for the nine months ended September 30, 2022. The increased yields were primarily due to increases in market interest rates.

The average balance of interest-bearing liabilities increased $784.0 million, or 22.4%, to $4.29 billion for the nine months ended September 30, 2023 compared to $3.50 billion for the nine months ended September 30, 2022. The average balance of time deposits and borrowings increased $1.40 billion and $63.2 million, respectively, offset by decreases in the average balance of money market and savings accounts, subordinated debentures, and interest-bearing demand deposits of $601.5 million, $27.2 million, and $22.0 million, respectively.

The average cost of interest-bearing liabilities was 3.24% and 0.70% for the nine months ended September 30, 2023 and 2022, respectively. The average cost of interest-bearing deposits increased 273 basis points to 3.19% for the nine months ended September 30, 2023, compared to 0.46% for the nine months ended September 30, 2022. The average cost of time deposits increased 307 basis points to 3.67% for the nine months ended September 30, 2023 compared to 0.60% for the nine months ended September 30, 2022. The average cost of money market and savings accounts increased 221 basis points to 2.63% for the nine months ended September 30, 2023 compared to 0.42% for the nine months ended September 30, 2022. The average cost of subordinated debentures decreased 42 basis points to 4.97% for the nine months ended September 30, 2023 compared to 5.39% for the nine months ended September 30, 2022, due to a pre-tax charge of $1.1 million for the nine months ended September 30, 2022 for the remaining debt issuance costs due upon redemption on the 2027 Notes. The average cost of borrowings increased 214 basis points to 3.27% for the nine months ended September 30, 2023 compared to 1.13% for the nine months ended September 30, 2022. The increased costs were primarily due to increases in market interest rates.

Credit Loss Expense

For the third quarter of 2023, the Company recorded $5.2 million of credit loss expense, comprised of a $5.2 million provision for loan losses. For the same period in 2022, the Company recorded $0.6 million of credit loss expense, comprised of a $0.4 million recovery of credit loss expense for loan losses, and a $0.9 million provision for off-balance sheet items. The credit loss expense for the three months ended September 30, 2023 was mainly attributable to $6.1 million of charge-offs, for which there were specific reserve allocations of $4.3 million in the first six months in 2023. The credit loss expense for the three months ended September 30, 2022 resulted from strong loan growth, offset by a combination of overall improvements in asset quality and economic forecasts.

For the nine months ended September 30, 2023, the Company recorded $7.2 million of credit loss expense, comprised of a $7.9 million provision for loan losses, and a $0.7 million negative provision for off-balance sheet items. For the same period in 2022, the Company recorded a $0.8 million of credit loss expense, comprised of a $0.1 million provision for loan losses, and a $0.7 million provision for off-balance sheet items. The credit loss expense for the nine months ended September 30, 2023 was mainly attributable to a $5.2 million charge-off, of which there was a specific reserve allocation of $3.3 million in the first six months in 2023, on a $10.0 million nonperforming commercial and industrial loan in the health-care industry, and a $1.0 million charge-off, of which there was a specific reserve allocation of $1.0 million in the first six months in 2023, on a nonperforming commercial and industrial loan. The credit loss expense for the nine months ended September 30, 2022 resulted from a combination of overall improvements in asset quality and economic forecasts.

See also “Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)	Increase (Decrease)
	2023	2022	Amount	Percent
	(in thousands)
Service charges on deposit accounts	$2,605	$2,996	$(391)	(13.05)%
Trade finance and other service charges and fees	1,155	1,132	23	2.03
Servicing income	838	635	203	31.97
Bank-owned life insurance income	280	245	35	14.29
All other operating income	1,178	1,656	(478)	(28.86)
Service charges, fees & other	6,056	6,664	(608)	(9.12)
Gain on sale of SBA loans	1,172	2,250	(1,078)	(47.91)
Gain on sale of bank premises	4,000	—	4,000	100.00%
Total noninterest income	$11,228	$8,914	$2,314	25.96%

For the three months ended September 30, 2023, noninterest income was $11.2 million, an increase of $2.3 million, or 26.0%, compared with $8.9 million for the same period in 2022. The increase was attributable to a $4.0 million gain on the sale-leaseback of a branch property (see "Note 13 - Leases" to the consolidated financial statements for more details), partially offset by a $1.1 million decrease in the gain on loan sales resulting from lower volume and net trade premiums, and a $0.4 million decrease in service charges on deposit accounts.

The following table sets forth the various components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)	Increase (Decrease)
	2023	2022	Amount	Percent
	(in thousands)
Service charges on deposit accounts	$7,756	$8,745	$(989)	(11.31)%
Trade finance and other service charges and fees	3,586	3,690	(104)	(2.82)
Servicing income	2,405	2,032	373	18.36
Bank-owned life insurance income	821	735	86	11.70
All other operating income	4,606	3,996	610	15.27
Service charges, fees & other	19,174	19,198	(24)	(0.13)
Gain on sale of SBA loans	4,253	7,545	(3,292)	(43.63)
Net gain (loss) on sales of securities	(1,871)	—	(1,871)	(100.00)%
Gain on sale of bank premises	4,000	—	4,000	100.00%
Legal settlement	1,943	—	1,943	100.00%
Total noninterest income	$27,499	$26,743	$756	2.83%

For the nine months ended September 30, 2023, noninterest income was $27.5 million, an increase of $0.8 million, or 2.8%, compared with $26.7 million for the same period in 2022. The increase was attributable to a $4.0 million gain on the sale-leaseback of a branch property (see "Note 13 - Leases" to the consolidated financial statements for more details) and a $1.9 million legal settlement, offset by a $3.3 million decrease in gain on loan sales resulting from lower volume and net trade premiums, and a $1.9 million net loss on sales of $8.1 million of securities.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)	Increase (Decrease)
	2023	2022	Amount	Percent
	(in thousands)
Salaries and employee benefits	$20,361	$19,365	$996	5.14%
Occupancy and equipment	4,825	4,736	89	1.88
Data processing	3,490	3,352	138	4.12
Professional fees	1,568	1,249	319	25.54
Supplies and communications	552	710	(158)	(22.25)
Advertising and promotion	534	1,186	(652)	(54.97)
All other operating expenses	2,852	2,698	154	5.71
Subtotal	34,182	33,296	886	2.66
Other real estate owned expense	16	2	14	700.00
Repossessed personal property expense (income)	47	(23)	70	(304.35)
Total noninterest expense	$34,245	$33,275	$970	2.92%

For the three months ended September 30, 2023, noninterest expense was $34.2 million, an increase of $1.0 million, or 2.9%, compared with $33.3 million for the same period in 2022. Salaries and employee benefits increased due to annual merit increases and a decrease in capitalized loan origination costs from lower loan originations.

The following table sets forth the components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)	Increase (Decrease)
	2023	2022	Amount	Percent
	(in thousands)
Salaries and employee benefits	$61,336	$55,861	$5,475	9.80%
Occupancy and equipment	13,737	13,979	(242)	(1.73)
Data processing	10,208	9,702	506	5.22
Professional fees	4,278	3,909	369	9.44
Supplies and communications	1,866	1,956	(90)	(4.60)
Advertising and promotion	2,114	2,664	(550)	(20.65)
All other operating expenses	8,054	8,346	(292)	(3.50)
Subtotal	101,593	96,417	5,176	5.37
Other real estate owned expense (income)	(181)	64	(245)	(382.81)
Repossessed personal property expense (income)	(96)	(40)	(56)	140.00
Total noninterest expense	$101,316	$96,441	$4,875	5.05%

For the nine months ended September 30, 2023, noninterest expense was $101.3 million, an increase of $4.9 million, or 5.1%, compared with $96.4 million for the same period in 2022, primarily due to a $5.5 million increase in salaries and employee benefits. Salaries and employee benefits increased due to annual merit and bonus increases and a decrease in capitalized loan origination costs resulting from lower loan originations.

Income Tax Expense

Income tax expense was $7.9 million and $11.0 million representing an effective income tax rate of 29.6% and 28.8% for the three months ended September 30, 2023 and 2022, respectively. The increase in the effective tax rate for the three months ended September 30, 2023, compared to the same period in 2022 was principally due to an increase in permanently non-deductible expenses.

Income tax expense was $25.7 million and $29.7 million representing an effective income tax rate of 29.5% and 28.9% for the nine months ended September 30, 2023 and 2022, respectively. The increase in the effective tax rate for the nine months ended September 30, 2023, compared to the same period in 2022 was principally due to an increase in permanently non-deductible expenses.

Financial Condition

Securities

As of September 30, 2023, our securities portfolio consisted of U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and debt securities, tax-exempt municipal bonds and U.S. Treasury securities. Most of these securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10% of stockholders’ equity as of September 30, 2023 or December 31, 2022. Securities decreased $36.6 million to $817.2 million at September 30, 2023 from $853.8 million at December 31, 2022, mainly attributed to $74.0 million in paydowns and maturities and $8.1 million in securities sales, offset partially by $64.8 million in securities purchases.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their cost weighted average yield, which is calculated using amortized cost as the weight, as of September 30, 2023:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$30,588	3.86%	$41,973	3.48%	$—	0.00%	$—	0.00%	$72,561	3.64%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	15	2.85	53	2.97	14,059	4.19	493,795	1.56	507,922	1.63
Mortgage-backed securities - commercial	—	—	8,672	2.22	—	—	51,735	1.55	60,407	1.65
Collateralized mortgage obligations	—	—	209	1.28	533	2.43	97,853	2.65	98,595	2.65
Debt securities	20,439	2.44	119,970	1.24	—	—	—	—	140,409	1.41
Total U.S. government agency and sponsored agency obligations	20,454	2.44	128,904	1.31	14,592	4.13	643,383	1.72	807,333	1.72
Municipal bonds-tax exempt					23,105	1.38	54,273	1.32	77,378	1.34
Total securities available for sale	$51,042	3.29%	$170,877	1.84%	$37,697	2.44%	$697,656	1.69%	$957,272	1.84%

Loans Receivable

As of September 30, 2023 and December 31, 2022, loans receivable (excluding loans held for sale), net of deferred loan fees and costs, discounts and allowance for credit losses, were $5.95 billion and $5.90 billion, respectively. The increase primarily reflected $899.1 million in new loan production, offset partially by $381.2 million in loan sales and payoffs, and amortization and other reductions of $460.7 million. Loan production primarily consisted of residential mortgages of $252.4 million, commercial real estate of $222.7 million, equipment financing agreements of $191.3 million, SBA loans of $101.5 million and commercial and industrial loans of $131.3 million.

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses as of September 30, 2023. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$106,850	$309,381	$326,972	$304,862	$49,585	$1,097,650
Hospitality	112,762	221,180	203,189	150,096	18,508	705,735
Office	47,098	224,249	260,424	36,986	6,562	575,319
Other	115,740	455,935	413,306	272,611	51,915	1,309,507
Total commercial property loans	382,450	1,210,745	1,203,891	764,555	126,570	3,688,211
Construction	54,417	28,300	2,087	—	—	84,804
Residential	4,146	87	13	4,748	917,332	926,326
Total real estate loans	441,013	1,239,132	1,205,991	769,303	1,043,902	4,699,341
Commercial and industrial loans	261,849	208,382	146,895	111,666	—	728,792
Equipment financing agreements	27,961	187,771	351,805	25,115	—	592,652
Loans receivable	$730,823	$1,635,285	$1,704,691	$906,084	$1,043,902	$6,020,785
Loans with predetermined interest rates	340,129	1,127,237	1,240,803	142,827	267,051	3,118,047
Loans with variable interest rates	390,694	508,048	463,888	763,257	776,851	2,902,738

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with fixed or predetermined interest rates due after one year, as of September 30, 2023.

	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$281,108	$229,594	$44,492	$247	$555,441
Hospitality	77,037	171,531	5,583	—	254,151
Office	162,339	200,159	2,579	—	365,077
Other	388,010	281,785	52,671	7,342	729,808
Total commercial property loans	908,494	883,069	105,325	7,589	1,904,477
Construction	28,300	—	—	—	28,300
Residential	87	13	2,624	259,462	262,186
Total real estate loans	936,881	883,082	107,949	267,051	2,194,963
Commercial and industrial loans	2,585	5,917	9,763	—	18,265
Equipment financing agreements	187,771	351,804	25,115	—	564,690
Loans receivable	$1,127,237	$1,240,803	$142,827	$267,051	$2,777,918

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with floating or variable interest rates (including hybrids) due after one year, as of September 30, 2023.

	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$28,273	$97,378	$260,370	$49,339	$435,360
Hospitality	144,143	31,658	144,513	18,508	338,822
Office	61,910	60,265	34,407	6,562	163,144
Other	67,925	131,522	219,941	44,571	463,959
Total commercial property loans	302,251	320,823	659,231	118,980	1,401,285
Construction	—	2,087	—	—	2,087
Residential	—	—	2,124	657,871	659,995
Total real estate loans	302,251	322,910	661,355	776,851	2,063,367
Commercial and industrial loans	205,797	140,978	101,902	—	448,677
Loans receivable	$508,048	$463,888	$763,257	$776,851	$2,512,044

Industry

As of September 30, 2023, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10.0% of loans receivable outstanding:

		Percentage of
	Balance as of	Loans Receivable
	September 30, 2023	Outstanding
	(in thousands)
Lessor of nonresidential buildings	$1,740,544	28.9%
Hospitality	709,757	11.8%

Loan Quality Indicators

Loans 30 to 89 days past due and still accruing were $9.5 million at September 30, 2023, compared with $7.5 million at December 31, 2022, attributable mainly to an increase of $1.3 million in past due residential loans and a $0.7 million multifamily commercial real estate relationship.

At September 30, 2023 and December 31, 2022, there were no loans 90 days or more past due and still accruing interest.

Special mention loans were $76.5 million at September 30, 2023 compared with $79.0 million at December 31, 2022. The $2.5 million decrease in special mention loans included upgrades to pass loans of $51.3 million, downgrades to classified loans of $10.2 million, and pay downs and payoffs of $1.8 million, offset by downgrades from pass loans of $60.8 million.

Classified loans were $33.1 million at September 30, 2023 compared with $46.2 million at December 31, 2022. The $13.1 million decrease was primarily driven by loan upgrades of $18.4 million, pay downs and payoffs of $5.9 million, and charge-offs of $13.1 million, offset by the downgrade of one previously mentioned nonperforming commercial and industrial health-care industry loan in the amount of $10.0 million, downgrades of $4.5 million in equipment financing agreements, and $11.2 million in other loan downgrades.

Activity in criticized loans was as follows for the periods indicated:

	Special Mention	Classified
	(in thousands)
September 30, 2023
Balance at January 1, 2023	$79,013	$46,192
Additions	60,814	14,226
Reductions	(63,355)	(27,284)
Balance at September 30, 2023	$76,473	$33,134

December 31, 2022
Balance at January 1, 2022	$95,294	$60,633
Additions	133,134	15,808
Reductions	(149,415)	(30,249)
Balance at December 31, 2022	$79,013	$46,192

Nonperforming Assets

Nonperforming loans consist of loans receivable on nonaccrual status and loans 90 days or more past due and still accruing interest. Nonperforming assets consist of nonperforming loans and OREO. Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless we believe the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on nonaccrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for nonaccrual. OREO consists of properties acquired by foreclosure or similar means, or vacant bank properties for which their usage for operations has ceased and management intends to offer them for sale.

Except for nonaccrual loans, management is not aware of any other loans as of September 30, 2023 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan or equipment financing agreement repayment terms, or any known events that would result in a loan or equipment financing agreement being designated as nonperforming at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, inflation or changes in the financial condition or business of borrowers may adversely affect a borrower’s ability to pay.

Nonperforming loans were $15.8 million at September 30, 2023, or 0.26% of loans, compared with $9.8 million at December 31, 2022, or 0.17% of the portfolio. The increase primarily reflects the addition of a $10.0 million nonperforming commercial and industrial loan in the health-care industry, on which a charge-off of $5.1 million occurred in the three months ended September 30, 2023.

Nonperforming assets were $15.9 million at September 30, 2023, or 0.22% of total assets, compared with $10.0 million, or 0.14%, at December 31, 2022. Additionally, not included in nonperforming assets were repossessed personal property assets associated with equipment finance agreements of $1.3 million and $0.5 million at September 30, 2023 and December 31, 2022, respectively.

Individually Evaluated Loans

The Company reviews loans on an individual basis when the loan does not share similar risk characteristics with loan pools.

Individually evaluated loans were $15.8 million and $9.8 million as of September 30, 2023 and December 31, 2022, respectively, representing an increase of $5.9 million, or 60.3%. The increase primarily reflects the addition of a $10.0 million nonperforming commercial and industrial loan in the health-care industry, of which $5.2 million was charged off in the nine months ended September 30, 2023. Specific allowances associated with individually evaluated loans decreased $0.4 million to $2.9 million as of September 30, 2023 compared with $3.3 million as of December 31, 2022.

No loans were modified to borrowers with financial difficulties during the three and nine months ended September 30, 2023 or 2022.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

The Company’s estimate of the allowance for credit losses at September 30, 2023 and December 31, 2022 reflected losses expected over the remaining contractual life of assets based on historical, current, and forward-looking information. The contractual term does not consider extensions, renewals or modifications.

Management utilized three loss methodologies for its collective allowance estimation. At September 30, 2023, the Company used the discounted cash flow (“DCF”) method to estimate allowances for credit losses for the commercial and industrial loan portfolio, the Probability of Default/Loss Given Default (“PD/LGD”) method for the commercial real estate, construction, SBA and residential real estate portfolios, and the Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses for the equipment financing agreements portfolio. Loans that do not share similar risk characteristics are individually evaluated for allowances.

For the loans utilizing the DCF method, the Company determined that four quarters represented a reasonable and supportable forecast period and reverted to a historical loss rate over twelve quarters on a straight-line basis. Reasonable and supportable forecasts of economic conditions are embedded in the DCF model.

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

As of September 30, 2023 and December 31, 2022, the Company relied on the economic projections from Moody’s to inform its loss driver forecasts over the four-quarter forecast period. For all loan pools, the Company utilizes and forecasts the national unemployment rate as the primary loss driver.

To adjust the historical and forecast periods to current conditions under the PD/LGD and WARM methods, the Company applies various qualitative factors derived from market, industry or business specific data, changes in the underlying portfolio composition, trends relating to credit quality, delinquency, nonperforming and adversely rated equipment financing agreements, and reasonable and supportable forecasts of economic conditions.

The allowance for credit losses was $67.3 million at September 30, 2023 compared with $71.5 million at December 31, 2022. The allowance attributed to individually evaluated loans was $2.9 million at September 30, 2023 compared with $3.3 million at December 31, 2022. The allowance attributed to collectively evaluated loans was $64.5 million at September 30, 2023 compared with $68.2 million at December 31, 2022, and considered the impact of changes in macroeconomic assumptions, normalized interest rate forecasts for the subsequent four quarters, and a net reduction in specific qualitative factors allocated to criticized hospitality loans impacted by the pandemic.

The following table reflects our allocation of the allowance for credit losses by loan category as well as the amount of loans in each loan category, including related percentages:

	September 30, 2023				December 31, 2022
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$10,083	15.0%	$1,097,650	18.3%	$7,872	11.0%	$1,023,608	17.2%
Hospitality	15,083	22.4	705,735	11.7	13,407	18.7	646,893	10.8
Office	2,884	4.3	575,319	9.6	2,293	3.2	499,946	8.4
Other	8,321	12.3	1,309,507	21.7	13,056	18.3	1,553,729	26.0
Total commercial property loans	36,371	54.0	3,688,211	61.3	36,628	51.2	3,724,176	62.4
Construction	2,594	3.9	84,804	1.4	4,022	5.7	109,205	1.8
Residential	4,871	7.2	926,326	15.4	3,376	4.7	734,472	12.4
Total real estate loans	43,836	65.1	4,699,341	78.1	44,026	61.6	4,567,853	76.6
Commercial and industrial loans	11,242	16.7	728,792	12.1	15,267	21.3	804,492	13.4
Equipment financing agreements	12,235	18.2	592,652	9.8	12,230	17.1	594,788	10.0
Total	$67,313	100.0%	$6,020,785	100.0%	$71,523	100.0%	$5,967,133	100.0%

The following table sets forth certain ratios related to our allowance for credit losses at the dates presented:

	As of
	September 30, 2023	December 31, 2022
	(dollars in thousands)
Ratios:
Allowance for credit losses to loans receivable	1.12%	1.20%
Nonaccrual loans to loans	0.26%	0.17%
Allowance for credit losses to nonaccrual loans	426.49%	726.34%

Balance:
Nonaccrual loans at end of period	$15,783	$9,847
Nonperforming loans at end of period	$15,783	$9,847

As of September 30, 2023 and December 31, 2022, the allowance for credit losses related to off-balance sheet items, primarily unfunded loan commitments, was $2.5 million and $3.1 million, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances were adequate for current expected lifetime losses in the loan portfolio and off-balance sheet exposure as of September 30, 2023.

The following table presents a summary of net (charge-offs) recoveries for the loan portfolio:

	Three Months Ended			Nine Months Ended
	Average Loans	Net (Charge-Offs) Recoveries	Net (Charge-Offs) Recoveries to Average Loans (1)	Average Loans	Net (Charge-Offs) Recoveries	Net (Charge-Offs) Recoveries to Average Loans (1)
	(dollars in thousands)
September 30, 2023
Commercial real estate loans	$3,719,876	$(166)	(0.02)%	$3,759,932	$(453)	(0.02)%
Residential loans	906,977	—	—	847,633	6	0.00
Commercial and industrial loans	697,454	(6,182)	(3.55)	729,893	(5,704)	(1.04)
Equipment financing agreements	591,116	(2,530)	(1.71)	596,067	(5,921)	(1.32)
Total	$5,915,423	$(8,878)	(0.60)%	$5,933,525	$(12,072)	(0.27)%

September 30, 2022
Commercial real estate loans	$3,845,616	$984	0.10%	$3,825,584	$1,256	0.04%
Residential loans	583,190	(1,967)	(1.35)	488,420	(2,510)	(0.69)
Commercial and industrial loans	713,746	220	0.12	666,911	592	0.12
Equipment financing agreements	554,035	(347)	(0.25)	521,042	(431)	(0.11)
Total	$5,696,587	$(1,110)	(0.08)%	$5,501,957	$(1,093)	(0.03)%
(1)
Annualized

For the three months ended September 30, 2023, gross charge-offs were $9.4 million, an increase of $7.3 million, from $2.1 million for the same period in 2022 and gross recoveries were $0.5 million, a decrease of $0.5 million, from $1.0 million for the three months ended September 30, 2022. Net loan charge-offs were $8.9 million, or 0.60% of average loans, compared with net loan charge-offs of $1.1 million, or 0.08% of average loans, for the three months ended September 30, 2023 and 2022, respectively. Gross charge-offs for the three months ended September 30, 2023 primarily consisted of the $5.1 million charge-off on a nonperforming commercial and industrial loan in the health-care industry, the $1.0 million charge-off on a nonperforming commercial and industrial loan, and equipment financing arrangement charge-offs of $2.8 million.

For the nine months ended September 30, 2023, gross charge-offs were $14.3 million, an increase of $10.8 million, from $3.5 million for the same period in 2022 and gross recoveries were $2.2 million, a decrease of $0.2 million, from $2.4 million for the nine months ended September 30, 2022. Net loan charge-offs were $12.1 million, or 0.27% of average loans, compared with net loan charge-offs of $1.1 million, or 0.03% of average loans, for the nine months ended September 30, 2023 and 2022, respectively. Gross charge-offs for the nine months ended September 30, 2023 primarily consisted of the $5.1 million charge-off on a nonperforming commercial and industrial loan in the health-care industry, the $1.0 million charge-off on a nonperforming commercial and industrial loan, and $7.1 million of charge-offs of equipment financing arrangements.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	September 30, 2023		December 31, 2022
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$2,161,238	34.5%	$2,539,602	41.3%
Interest-bearing:
Demand	88,133	1.4	115,573	1.9
Money market and savings	1,576,006	25.2	1,556,690	25.2
Uninsured amount of time deposits more than $250,000:
Three months or less	148,401	2.4	44,828	0.7
Over three months through six months	338,893	5.4	123,471	2.0
Over six months through twelve months	200,456	3.2	191,248	3.1
Over twelve months	4,254	0.1	138,451	2.2
All other insured time deposits	1,742,691	27.8	1,458,209	23.6
Total deposits	$6,260,072	100.0%	$6,168,072	100.0%

Total deposits were $6.26 billion and $6.17 billion as of September 30, 2023 and December 31, 2022, respectively, representing an increase of $92.0 million, or 1.5%. The increase in deposits was primarily driven by an increase of $478.5 million in time deposits, offset by a decrease of $386.5 million in demand deposits due to rising market rates and the shift to time deposits. At September 30, 2023, the loan-to-deposit ratio was 96.2% compared with 96.7% at December 31, 2022.

As of September 30, 2023, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.49 billion, of which $1.80 billion were demand, money market and savings deposits and $692.0 million were time deposits. As of December 31, 2022, the aggregate amount of uninsured deposits was $2.65 billion, consisting of $2.15 billion in demand, money market and savings deposits and $498.0 million in time deposits.

Borrowings and Subordinated Debentures

Borrowings mostly take the form of advances from the FHLB. At September 30, 2023 and December 31, 2022, total advances from the FHLB were $162.5 million and $350.0 million, respectively. The Bank had $50.0 million and $250.0 million of overnight advances from the FHLB at September 30, 2023 and December 31, 2022, respectively. Excess funds from deposit growth were used to pay off borrowings.

The weighted-average interest rate of all FHLB advances at September 30, 2023 and December 31, 2022 was 3.69% and 3.57%, respectively.

The FHLB maximum amount outstanding at any month end during each of the year-to-date periods ended September 30, 2023 and December 31, 2022 was $450.0 million and $350.0 million, respectively.

The following is a summary of contractual maturities of FHLB advances greater than twelve months:

	September 30, 2023		December 31, 2022
FHLB of San Francisco	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Advances due over 12 months through 24 months	$12,500	1.90%	$37,500	0.40%
Advances due over 24 months through 36 months	62,500	4.37	12,500	1.90
Outstanding advances over 12 months	$75,000	3.96%	$50,000	0.78%

Subordinated debentures were $129.9 million and $129.4 million as of September 30, 2023 and December 31, 2022, respectively. Subordinated debentures are comprised of fixed-to-floating subordinated notes of $108.3 million and $108.2 million as of September 30, 2023 and December 31, 2022, respectively, and junior subordinated deferrable interest debentures of $21.6 million and $21.2 million as of September 30, 2023 and December 31, 2022, respectively. See “Note 8 – Borrowings and Subordinated Debentures” to the consolidated financial statements for more details.

Stockholders' Equity

Stockholders’ equity at September 30, 2023 was $663.4 million, compared with $637.5 million at December 31, 2022. The increase was primarily due to $61.4 million of net income for the nine months ended September 30, 2023, offset by $22.9 million of cash dividends, a $10.4 million unrealized after-tax loss due to changes in the value of the securities portfolio, and $3.3 million to repurchase 200,000 shares of Company stock.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below) as of September 30, 2023. The Company compares this stress simulation to policy limits, which specify the maximum tolerance level for net interest income exposure over a 1- to 12-month and a 13- to 24- month horizon, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest	Dollar	Percentage	Dollar	Percentage
Rates (Basis Points)	Change	Change	Change	Change
	(dollars in thousands)
300	$(2,959)	(1.29%)	$7,690	2.98%
200	$(2,880)	(1.25%)	$2,768	1.07%
100	$(518)	(0.23%)	$3,524	1.37%
-100	$(1,272)	(0.55%)	$(7,326)	(2.84%)
-200	$(4,316)	(1.88%)	$(18,706)	(7.25%)
-300	$(8,856)	(3.85%)	$(34,055)	(13.20%)

	Economic Value of Equity (EVE)
Change in Interest	Dollar	Percentage
Rates (Basis Points)	Change	Change
	(dollars in thousands)
300	$(65,578)	(8.56%)
200	$(46,754)	(6.10%)
100	$(13,809)	(1.80%)
-100	$(4,035)	(0.53%)
-200	$(29,532)	(3.85%)
-300	$(75,957)	(9.91%)

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

In response to the uncertainty surrounding the COVID-19 pandemic, the Board reduced the quarterly cash dividends paid on common stock beginning in the second quarter of 2020. Due to the continued stabilization of Company results and financial condition, the Board authorized an increase in the quarterly cash dividend for the second quarter of 2021. As the effects of the pandemic continued to subside and the Company’s results and financial condition improved, the Board again increased the dividend from $0.20 per share for the fourth quarter of 2021, to $0.22 per share for the first and second quarters of 2022, and then to $0.25 per share for the third and fourth quarters of 2022. The dividend continued at $0.25 per share for each quarter of 2023.

The Company’s ability to pay dividends to shareholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the Department of Financial Protection and Innovation (“DFPI”), in an amount not exceeding the greater of: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. As of October 1, 2023, the Bank has the ability to pay dividends of approximately $130.1 million, after giving effect to the $0.25 dividend declared for the fourth quarter of 2023, without the prior approval of the Commissioner of the DFPI.

At September 30, 2023, the Bank’s total risk-based capital ratio of 14.42%, Tier 1 risk-based capital ratio of 13.42%, common equity Tier 1 capital ratio of 13.42% and Tier 1 leverage capital ratio of 11.25%, placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00%,

Tier 1 risk-based capital ratio equal to or greater than 8.00%, common equity Tier 1 capital ratios equal to or greater than 6.50%, and Tier 1 leverage capital ratio equal to or greater than 5.00%.

At September 30, 2023, the Company's total risk-based capital ratio was 15.07%, Tier 1 risk-based capital ratio was 12.30%, common equity Tier 1 capital ratio was 11.95% and Tier 1 leverage capital ratio was 10.27%.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures regarding market risks, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management” in this Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On January 24, 2019, the Company announced a stock repurchase program that authorized the repurchase of up to 5% of its outstanding shares or approximately 1.5 million shares of common stock. As of September 30, 2023, 459,972 shares remained available for future purchases under that stock repurchase program.

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2023:

Purchase Date:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
July 1, 2023 - July 31, 2023	$—	—	559,972
August 1, 2023 - August 31, 2023	19.02	100,000	459,972
September 1, 2023 - September 30, 2023	—	—	459,972
Total	$19.02	100,000	459,972

The Company acquired 76,262 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through vesting of Company stock awards for the nine months ended September 30, 2023. Shares withheld to cover income taxes upon the vesting of stock awards are repurchased pursuant to the terms of the applicable plan and not under the Company's repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Hanmi securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL

* Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).

† Constitutes a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	November 8, 2023	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2023	By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)