Form 10-K
period 2023-12-31
HANMI FINANCIAL CORP
filed 2024-02-29
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $447,656,208. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.

Number of shares of common stock of the Registrant outstanding as of February 21, 2024 was 30,267,113 shares.

Documents Incorporated By Reference Herein: Sections of the Registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2023, are incorporated by reference into Part III of this report (or information will be provided by amendment to this Form 10-K), as noted therein.

Hanmi Financial Corporation

Annual Report on Form 10-K for the Fiscal Year ended December 31, 2023

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, strategies, outlook, needs, plans, objectives or achievements to differ from those expressed or implied by the forward-looking statements. These factors include: failure to maintain adequate levels of capital and liquidity to support our operations; changes in liquidity, including the size and composition of the Hanmi Bank’s deposit portfolio, including the percentage of uninsured deposits in the portfolio; general economic and business conditions internationally, nationally and in those areas in which we operate, including risks associated with a potential return of recessionary conditions; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; fluctuations in interest rates and a decline in the level of our interest rate spread or net interest margin; our ability to enter into new markets and successfully capitalize on growth opportunities; risks associated with natural disasters; disruption due to a pandemic or other public health emergency; a failure in or breach of our operational or security systems or infrastructure, including cyber-attacks; the failure to maintain current technologies; the inability to successfully implement future information technology enhancements; difficult business and economic conditions that can adversely affect our industry and business, including competition, fraudulent activity and negative publicity; the current or anticipated impact of military conflict, terrorism or other geopolitical events; risks associated with Small Business Administration (“SBA”) loans; the continuing impact of the COVID-19 pandemic on our business and results of operation; failure to attract or retain key employees; our ability to access cost-effective funding; fluctuations in real estate values; changes in accounting policies and practices; changes in governmental regulation, including, but not limited to, any increase in Federal Deposit Insurance Corporation (the “FDIC”) insurance premiums; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System; the ability of Hanmi Bank to make distributions to Hanmi Financial Corporation, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial tests; the adequacy of our allowance for credit losses (“ACL”); credit quality and the effect of credit quality on our credit loss expense and allowance for credit losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; risks as it relates to cybersecurity against our information technology and those of our third-party providers and vendors; changes in securities markets and inflation, which may lead to higher operating costs and reduced loan demand. For additional information concerning risks we face, see “Item 1A. Risk Factors” in Part I of this Report.

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

Hanmi Bank, the primary subsidiary of Hanmi Financial, is a state-chartered bank incorporated under the laws of the State of California on August 24, 1981, and licensed pursuant to the California Financial Code (“California Financial Code”). The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits thereof. The California Department of Financial Protection and Innovation (the “DFPI”) is the Bank’s primary state bank regulator and the FDIC is its primary federal regulator. The Bank’s headquarters are located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010.

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

A summary of revenues for the periods indicated follows:

	Year Ended December 31,
	2023		2022		2021
	(dollars in thousands)
Interest and fees on loans receivable	$339,811	84.3%	$257,878	83.8%	$208,602	81.1%
Interest and dividends on securities	18,167	4.5	13,375	4.3	7,171	2.8
Other interest income	11,350	2.8	2,560	0.8	902	0.4
Service charges, fees and other income	30,349	7.5	24,722	8.0	23,729	9.2
Gain on sale of SBA loans	5,701	1.4	9,478	3.1	17,266	6.7
Subtotal	405,378	100.5	308,013	100.0	257,670	100.2
Net gain (loss) on sale of securities	(1,871)	(0.5)	—	—	(499)	(0.2)
Total revenues	$403,507	100.0%	$308,013	100.0%	$257,171	100.0%

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

Real Estate Loans

Real estate lending involves risks associated with the potential declines in the value of the underlying real estate collateral and the cash flows from income-producing properties. Declines in real estate values and cash flows can be caused by a number of factors, including a decline in general economic conditions, rising interest rates, inflation, changes in tax and other laws and regulations affecting the holding of real estate, environmental conditions, governmental and other use restrictions, development of competitive properties and increasing vacancy rates. When real estate values decline, the Bank’s real estate dependence increases the risk of loss both in the Bank’s loan portfolio and the Bank’s holdings of other real estate owned (“OREO”), which are the result of foreclosures on real property due to default by borrowers who use the property as collateral for loans. OREO properties are categorized as real property that is owned by the Bank but which is not directly related to the Bank’s business.

Commercial Property

The Bank offers commercial real estate loans, which are usually collateralized by first deeds of trust. The Bank obtains formal appraisals in accordance with applicable regulations to support the value of the real estate collateral. All appraisal reports on commercial mortgage loans are reviewed by either an independent third-party qualified reviewer, or an appraisal review officer. The review generally covers an examination of the appraiser’s assumptions and methods, as well as compliance with the Uniform Standards of Professional Appraisal Practice (the “USPAP”). The Bank determines creditworthiness of a borrower by evaluating cash flows, asset and debt structure, as well as credit history. The purpose of the loan is also an important consideration that dictates loan structure and the credit decision.

The Bank’s commercial real estate loans are principally secured by investor-owned or owner-occupied commercial and industrial buildings. Generally, these types of loans are made with a maturity date of up to seven years, with longer amortization periods. Typically, the Bank’s commercial real estate loans have a debt-coverage ratio at time of origination of 1.25 or more and a loan-to-value ratio of 70% or less. The Bank offers fixed-rate commercial real estate loans, including hybrid-fixed rate loans that are fixed for five years and then convert to adjustable rate loans for the remaining term. In addition, the Bank originates loans with an adjustable rate of interest indexed to the prime rate appearing in The Wall Street Journal (the “WSJ Prime Rate”) or Secured Overnight Financing Rate (“SOFR”). Amortization schedules for commercial real estate loans generally do not exceed 25 years.

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
third-party fund control monitoring;
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

Commercial and Industrial Loans

The Bank offers commercial loans for intermediate and short-term credit. Commercial loans may be unsecured, partially secured or fully secured with maturity schedules that range from 12 to 84 months. The Bank finances primarily small- and middle-market businesses in a wide spectrum of industries. Commercial and industrial loans consist of credit lines for operating needs, loans for equipment purchases and working capital, and various other business purposes. The Bank requires credit underwriting before considering any extension of credit.

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

The Bank normally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA loans that it originates. When the Bank sells a SBA loan, it has an option to repurchase the loan if the loan defaults. If the Bank repurchases a defaulted loan, the Bank will make a demand for the guaranteed portion to the SBA. Even after the sale of an SBA loan, the Bank retains the right to service the SBA loan and to receive servicing fees. The unsold portions of the SBA loans that remain owned by the Bank are included in loans receivable on the Consolidated Balance Sheets. As of December 31, 2023, the Bank had $12.0 million of SBA loans held for sale and $176.9 million of SBA loans in its loan portfolio, and was servicing $539.6 million of SBA loans sold to investors.

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

Legal lending limits are calculated in conformance with the California Financial Code, which prohibits a bank from lending to any one individual, entity or its related interests on an unsecured basis any amount that exceeds 15% of the sum of such bank’s stockholders’ equity plus the allowance for credit losses, capital notes and any debentures, or 25% on a secured and unsecured basis. At December 31, 2023, the Bank’s authorized legal lending limits for loans to one borrower was $139.8 million for unsecured loans and an additional $93.2 million for secured and unsecured loans combined.

The Bank seeks to mitigate the risks inherent in its loan portfolio by adhering to strict underwriting practices. The review of each loan application includes analysis of the applicant’s business, experience, prior credit history, income level, cash flows, financial condition, tax returns, cash flow projections, and the value of any collateral to secure the loan, based upon reports of independent appraisers and/or audits of accounts receivable or inventory pledged as security. In the case of real estate loans over a specified threshold, the review of collateral value includes an appraisal report prepared by an independent Bank-approved appraiser. All appraisal reports on commercial real property secured loans are either reviewed by an independent third-party qualified reviewer, or by an appraisal review officer. The review generally covers an examination of the appraiser’s assumptions and methods, as well as compliance with the USPAP.

Allowance for Credit Losses, Allowance for Credit Losses Related to Off-Balance Sheet Items and Provision for Credit Losses

The Bank maintains an allowance for credit losses at an appropriate level considered by management to be adequate to cover the current expected credit losses associated with its loan portfolio under prevailing and forecasted economic conditions. In addition, the Bank maintains an allowance for credit losses related to off-balance sheet items associated with unfunded commitments, which is included in other liabilities on the Consolidated Balance Sheets.

The Bank assesses its allowance for credit losses for adequacy on a quarterly basis and more frequently as needed. The DFPI and the FDIC may require the Bank to recognize additions to the allowance for credit losses through a provision for credit losses based upon their assessment of the information available to them at the time of their examinations.

Deposits

The Bank offers a traditional array of deposit products, including noninterest-bearing checking accounts, negotiable order of withdrawal (“NOW”) accounts, savings accounts, money market accounts, and certificates of deposit. These accounts, except for noninterest-bearing checking accounts, earn interest at rates established by management based on competitive market factors and management’s desire to increase certain types or maturities of deposit liabilities. Our approach is to tailor products and bundle those that meet the customer’s needs. This approach is designed to add value for the customer, increase products per household, and produce higher service fee income.

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

Human Capital Resources

Our core values of Integrity, Transparency, Fairness and Collaboration are central to our belief that long-term shareholder value is derived by serving the best interests of all of our constituents. The success of our business is dependent on our dedicated employees, who not only strive to provide value to our customers but also provide invaluable support to the communities that we serve. We recognize that our employees are key to Hanmi’s success and we are committed to building a workplace that can attract and retain high-caliber talent.

(a) Our People

We strive to make Hanmi an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers. We recruit the best people for the job regardless of gender, ethnicity or other protected traits and it is our policy to fully comply with all laws applicable to discrimination in the workplace.

At December 31, 2023, the Company employed 615 individuals across our footprint, of which six were part-time. None of the employees are represented by a union or covered by a collective bargaining agreement. We believe that our employee relations are good and we have established a cross-functional Employee Engagement Committee with executive leadership to promote relationship building across the organization.

Employee retention helps us operate efficiently and offers continuity to our customers and the communities we serve. At December 31, 2023, 44% of our current staff had been with us for at least five years.

(b) Learning and Development

We have a robust learning and development program with broad offerings to help employees achieve their career goals. Through Hanmi Banking School, the Corporate Learning and Development Department offers a variety of programs to empower employees with the knowledge and skills they need to be successful and remain competitive. We offer in-house training led by instructors or through interactive online offerings to all employees. Employees can choose from core workshops focused on a single concept or job skill, leadership and professional development programming to develop our emerging leaders, and regulatory compliance training to ensure safe and sound banking practices. In addition to internal training, we offer a tuition reimbursement program where costs for certain relevant job training is offered to eligible employees.

Our 12-week Management Leadership Program, based on Franklin Covey’s critical practices, brings together mid-level managers to help our emerging leaders succeed. We also have partnerships with Bankers’ Compliance Group and California Bankers’ Association to provide timely and relevant webinars and training. In 2021, we launched the Hanmi Credit Trainee Program, which brings qualified talent with no prior banking experience into a 12-month program with internal and Moody’s Analytics training courses. Our goal is to train the next generation of bankers and continue to provide opportunities to develop talent in the communities we serve. In the summer of 2023, our second class of Credit Trainees graduated from this program and joined our full-time ranks. In the fall of 2023, we launched our third Credit Trainee Program focused on further developing internal credit staff with targeted courses from a third-party auditing and consulting firm.

(c) Diversity, Equity and Inclusion

Hanmi was founded 40 years ago to serve the underbanked, minority immigrant community in Los Angeles. Our corporate values reflect the importance of embracing diversity and equitable practices to ensure we are representative of the communities we serve. As of December 31, 2023:

•
Women represented 68% of the Company’s workforce, and 62% of the Company’s managerial roles;
•
Minorities represented 92% of the Company’s workforce, and 94% of the Company’s managerial roles.

(d) Compensation and Benefits

As part of our compensation philosophy, we offer competitive salaries and employee benefits to attract and retain superior talent. Salary grades are informed by a third-party study of compensation in the community banking space. In addition to healthy base wages, we offer annual bonus opportunities, a company-matched 401(k) Plan, healthcare and insurance benefits, flexible spending accounts, wellness incentives, long-term disability, paid time off, and employee assistance program.

(e) Employee Health and Safety

We recognize that the success of our business is fundamentally connected to the well-being of our employees. We provide comprehensive benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs. We offer a comprehensive benefits package which includes paid sick and vacation leave; paid holidays; medical, dental, vision, life and disability insurance package for employees and dependents; various other voluntary benefit offerings, and optional retirement accounts.

In response to the pandemic, we had implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate. These efforts have continued through the resurgences and include continued safety measures for on-site employees, distribution of personal protective equipment, and flexible work arrangements (including remote working opportunities) for eligible employees to better support our workforce.

(f) Community Engagement

As a community bank, we are proud to work with our communities to build a stronger future for all of our stakeholders. Hanmi is committed to and has a long history of supporting the communities in which we live and work. Through employee engagement surveys, we have focused our community engagement and employee volunteer efforts in five areas: Youth, Education, Health, Senior, and Community Development. In 2023, our employees participated in over 1,400 hours of community service, participating in a variety of educational efforts such as financial literacy, financial education for seniors, affordable housing education, education for first-time homebuyers and working with various community non-profits.

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

In the exercise of their supervisory and examination authority, the regulatory agencies have emphasized corporate governance, stress testing, enterprise risk management and other board responsibilities; anti-money laundering compliance and enhanced high-risk customer due diligence; vendor management; cybersecurity; and fair lending and other consumer compliance obligations.

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

At December 31, 2023, the Company and the Bank’s total risk-based capital ratios were 14.95% and 14.27%, respectively; Tier 1 risk-based capital ratios were 12.20% and 13.26%, respectively; Common Equity Tier 1 capital ratios were 11.86% and 13.26%, respectively, and Tier 1 leverage capital ratios were 10.37% and 11.32%, respectively, all of which ratios exceeded the minimum percentage requirements for the Bank to be deemed “well-capitalized” and for the Company to meet and exceed all applicable capital ratio requirements for regulatory purposes. The Bank’s capital conservation buffer was 6.27% and 5.86%, and the Company’s capital conservation buffer was 6.20% and 5.71% as of December 31, 2023 and 2022, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources.”

Management believes that, as of December 31, 2023, the Company and the Bank met all applicable capital requirements to which they were subject. Bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of more stringent requirements to maintain higher levels of capital, or to maintain higher levels of liquid assets, could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses, and require the raising of additional capital.

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
•
Require the prior approval of senior executive officer or director changes and prohibit golden parachute payments, which are contingent upon termination, including change in control agreements, or new employment agreements with such payment terms, if an institution is in “troubled condition”;
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

Examinations are designed to inform the Federal Reserve of the financial condition and nature of the operations of the bank holding company and its subsidiaries and to monitor compliance with the BHCA and other laws affecting the operations of bank holding companies. To determine whether potential weaknesses in the condition or operations of bank holding companies might pose a risk to the safety and soundness of their subsidiary banks, examinations focus on whether a bank holding company has adequate systems and internal controls in place to manage the risks inherent in its business, including credit risk, interest rate risk, market risk, liquidity risk, operational risk, legal risk and reputation risk. Bank holding companies may be subject to potential enforcement actions by the Federal Reserve for unsafe or unsound practices in conducting their businesses or for violations of any law, regulation or any condition imposed in writing by the Federal Reserve. Enforcement actions may include the issuance of cease-and-desist orders, the imposition of civil money penalties, the requirement to meet and maintain specific capital levels for any capital measure, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against officers or directors and other institution-affiliated parties. The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Company and any of its subsidiaries are subject to examination by, and may be required to file reports with, the DFPI. The DFPI's approval may also be required for certain mergers and acquisitions.

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

Banks are also subject to restrictions on their ability to conduct transactions with affiliates and other related parties. The Federal Reserve's Regulation O imposes limitations on loans or extensions of credit to “insiders,” including officers, directors, and principal shareholders. Section 23A of the Federal Reserve Act and its implementing regulation, Regulation W impose quantitative limits, qualitative requirements, and collateral requirements on certain transactions with, or for the benefit of, its bank affiliates. Transactions covered by Section 23A and Regulation W generally include, among other things, loans, extensions of credit, investments in securities issued by an affiliate, and acquisitions of assets from an affiliate. Section 23B of the Federal Reserve Act and Regulation W require that most types of transactions by a bank with, or for the benefit of, an affiliate be on terms and under circumstances that are substantially the same, or at least as favorable to the bank as those prevailing for comparable transactions with unaffiliated parties. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) expanded definitions and restrictions on transactions with affiliates under Sections 23A and 23B, and also lending limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

Pursuant to the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state-chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the activities commonly conducted by national banks in operating subsidiaries. Further, the Bank may conduct certain “financial” activities permitted under the Gramm-Leach-Bliley Act of 1999 in a “financial subsidiary” to the same extent as may a national bank, provided the Bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the Community Reinvestment Act (“CRA”). The Bank currently has no financial subsidiaries.

(f) Enforcement Authority

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of appropriate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems and security, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DFPI or FDIC, as applicable, determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation or engaged in unsafe or unsound practices, the DFPI and the FDIC have residual authority to:

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
•
Enter into or issue supervisory requirements or informal or formal enforcement actions, including required Board resolutions, Matters Requiring Board Attention, written agreements, prompt corrective action orders, and cease and desist orders requiring cessation of certain practices or the taking of corrective action;
•
Require the sale of subsidiaries or assets;
•
Limit dividend and distributions;
•
Require prior approval of senior executive officer or director changes, or remove officers and directors;
•
Assess civil monetary penalties; and
•
Terminate FDIC insurance, revoke the charter and/or take possession of and close and liquidate the Bank or appoint the FDIC as receiver.

(g) Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions, and safeguards the safety and soundness of the banking and savings and loan industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. As a general matter, the maximum deposit insurance amount is $250,000 per depositor, per ownership category, per FDIC-insured bank. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by FDIC modeling, based on regulatory capital and other financial ratios as well as supervisory factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound, or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DFPI.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance, which can be affected by the cost of bank failures to the FDIC among other factors. The FDIC adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of the Bank’s size will range from 2.5 to 42 basis points. Any additional future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock. Additionally, on November 29, 2023, the FDIC adopted a final rule to implement a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors following the closures of two regional banks in the spring of 2023; the special assessment will only be paid by banking organizations with $5 billion or more in assets, effective through December 31, 2022 and will exclude the first $5 billion in estimated uninsured deposits. Thus, any banking organizations that reported $5 billion or less in estimated uninsured deposits as of December 31, 2022 would not be subject to the special assessment.

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

To be considered well-capitalized under the prompt corrective action standards, the Bank is required to maintain a Common Equity Tier 1 capital ratio of at least 6.50%, a Tier 1 risk-based capital ratio of at least 8.00%, a total risk-based capital ratio of at least 10.00%, and a Tier 1 leverage ratio of at least 5.00%.

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

(j) Operations and Consumer Compliance Laws

The Bank must comply with numerous federal and state anti-money laundering and consumer protection statutes and implementing regulations, including the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the California Homeowner Bill of Rights, and various federal and state privacy protection laws. Noncompliance with any of these laws could subject the Bank to compliance enforcement actions as well as lawsuits, and could also result in administrative penalties, including fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising, and unfair competition.

These laws and regulations mandate certain disclosure and reporting requirements, regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, servicing, collecting and foreclosure of loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights. The CRA is intended to encourage banks to help meet the credit needs of the communities in which they operate, including low and moderate-income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating. The CRA requires the bank regulators to take into account the bank’s record in meeting the needs of its communities when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions, or an application by the parent holding company to merge with another bank holding company or acquire a banking organization. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The Bank was rated “Satisfactory” in meeting community credit needs under the CRA at its most recent examination for CRA performance. On October 24, 2023, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

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

(k) Federal Home Loan Bank System

The Bank is a member and holder of the capital stock of the Federal Home Loan Bank of San Francisco (“FHLBSF”). There are eleven Federal Home Loan Banks (each, an “FHLB”) across the U.S. owned by their members. Each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of FHLBSF is currently required to own stock in an amount equal to the greater of: (i) a membership stock requirement of 1.0% of an institution’s “membership asset value” which is determined by multiplying the amount of the member’s membership assets by the applicable membership asset factors and is capped at $15.0 million; or (ii) an activity-based stock requirement (2.7% of the member’s outstanding advances and 0.10% of outstanding letter of credit). At December 31, 2023, the Bank was in compliance with the FHLBSF’s stock ownership requirement, and our investment in FHLBSF capital stock was $16.4 million. As of December 31, 2023, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $1.54 billion and $1.09 billion, respectively, compared to $1.54 billion and $1.07 billion, respectively, as of December 31, 2022.

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

(m) Regulation of Non-Bank Subsidiaries

Non-bank subsidiaries may be subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. Additionally, any foreign-based subsidiaries would also be subject to foreign laws and regulations.

(n) Federal Securities Law

The Company’s common stock is registered with the SEC under the Exchange Act. The Company is subject to the information and proxy solicitation requirements, insider trading restrictions and other requirements under the Exchange Act.

(o) Board Diversity

The California Corporations Code requires all public companies (defined as companies with outstanding shares listed on a major United States stock exchange) that are headquartered in California to have at least three female directors (assuming a board size of at least six directors) and at least three directors from an underrepresented community, defined as “an individual who self identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, or Alaska Native, or who self identifies as gay, lesbian, bisexual, or transgender” by the end of calendar year 2022 (assuming the board size of at least nine directors). Two Los Angeles Superior Courts have struck down these California board diversity laws as unconstitutional and enjoined implementation and enforcement of the legislation. The California Secretary of State has appealed these decisions. Nonetheless, the Company was in compliance with these requirements as of December 31, 2023.

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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Report and other documents we file with the SEC. The following risks and uncertainties described below are those that we have identified as material. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the price of our common stock. The risks identified below are not intended to be a comprehensive list of all risks we face. Additional risks and uncertainties not presently known to us, or that we may currently view as not material, may also adversely impact our financial condition, business operations and results of operations.

Risks Related to our Lending Activities

Our concentrations of loans in certain industries could have adverse effects on credit quality. As of December 31, 2023, the Bank’s loan portfolio included loans to: (i) lessors of non-residential buildings of $1.74 billion, or 28.2% of total loans; (ii) borrowers in the hospitality industry of $744.6 million, or 12.0% of total loans; and (iii) borrowers in the retail industry of $296.7 million, or 5.0% of total loans. Because of these concentrations of loans in specific industries, a deterioration within these industries could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have material and adverse consequences on our financial condition and results of operations.

Our emphasis on commercial lending may expose us to increased lending risks. At December 31, 2023, $4.64 billion, or 75.0%, of total loans consisted of commercial real estate and commercial and industrial loans. These portfolios have grown in recent years and the Bank intends to continue to emphasize these types of lending. These types of loans may expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property or the borrower’s business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. These loans also expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single or multi-family residential property because there are fewer potential purchasers of the collateral. Commercial and industrial loans are typically affected by the borrowers’ ability to repay the loans from the cash flows of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. The collateral securing the loans and leases often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business.

Our focus on lending to small- to mid-sized community-based businesses may increase our credit risk. Most of our commercial business and commercial real estate loans are made to small- or middle-market businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which we operate negatively impact this customer sector, our results of operations and financial condition may be adversely affected. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets, especially a downturn in the Southern California real estate market. A downturn in the real estate markets could hurt our business because many of our loans are secured by real estate, predominantly in California. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and natural disasters and pandemics. Further, a return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans, investments, collateral securing our loans and classified assets, reduce the demand for our products and services, and/or adversely affect our ongoing operations, costs and profitability. If real estate values decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to suffer material losses on defaulted loans.

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

Risks Related to Local and International Economic Conditions

Inflation can have an adverse impact on our business and on our customers. Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. In response to market indicators of a pronounced rise in inflation, the Federal Reserve raised certain benchmark interest rates to combat inflation. As discussed below under “—Risks Related to Market Interest Rates— Our earnings are affected by changing interest rates,” as inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates by the Federal Reserve to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

Deteriorating business and economic conditions can adversely affect our industry and business. Our financial performance generally, and the ability of borrowers to make payments on outstanding loans and the value of the collateral securing those loans, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans, investments, and collateral securing our loans and classified assets, reduce the demand for our products and services, and/or adversely affect our ongoing operations, costs and profitability. In addition, rising geopolitical risks nationally and abroad may adversely impact the economy and financial markets in the United States. These economic pressures may adversely affect our business, financial condition, results of operations, and stock price. In particular, we may face the following risks in connection with deterioration in economic conditions:

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

Our banking operations are concentrated primarily in California, Illinois, Texas, Georgia, and New York. Adverse economic conditions in these states in particular could impair borrowers’ ability to repay their loans, decrease the level and duration of deposits by customers, and erode the value of loan collateral. Adverse economic conditions can potentially cause a decline in real estate sales and prices, the recurrence of an economic recession, and higher rates of unemployment. These conditions could increase the amount of our non-performing assets and have an adverse effect on our ability to collect on our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.

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

Risk Related to Laws and Regulation and Their Enforcement

Changes in laws and regulations and the associated cost of regulatory compliance may adversely affect our operations and/or increase our costs of operations. We are subject to extensive regulation, supervision and examination by our banking regulators. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Hanmi Bank rather than for the protection of our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, comment on the classification of our assets, and determine the level of our allowance for credit losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the ways financial institutions conduct business, implement strategic initiatives, and prepare financial reporting and disclosures. Changes in such regulation and oversight, whether in the form of regulatory policy, new regulations, legislation or supervisory action, may have a material impact on our operations. Further, compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition, and results of operations. Our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against certain transaction account deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve Board have a significant effect on the overall economy and the operating results of financial institutions.

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

We face a risk of non-compliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and to obtain regulatory approvals to proceed with certain transactions, including conducting acquisitions or establishing new branches. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

Risks Related to Our Operations

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition. Liquidity is essential to our business. An inability to raise funds through deposits, including brokered deposits, borrowings, the sale of securities and loans, and other sources, could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Furthermore, if certain funding sources become unavailable, we may need to seek alternatives at higher costs, which would negatively impact our results of operations.

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

Our business relies on the use of our digital technologies, computer and email systems, software, and networks. In addition, to access our products and services, our customers may use personal smart-phones, tablet PCs, and other mobile devices that are beyond our control systems. Although we believe we have strong information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ confidential, proprietary and other information, or otherwise disrupt our customers’ or other third parties’ business operations.

Our risk and exposure to cyber-attacks or other information security breaches remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to enhance our internet banking and mobile banking channel strategies, our expanded geographic footprint and that a portion of our employee base works remotely. There continues to be a rise in security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

We rely on management and outside consultants in overseeing cybersecurity risk management. We have a standing Risk, Compliance and Planning Committee, consisting of outside directors. Members of the committee receive regular reports from the Chief Risk Officer related to information technology and information security to fulfill its role of assisting management in identifying, assessing, measuring and managing certain risks facing the Company. The Bank’s Information Security Officer meets at least quarterly with the committee to provide updates on cybersecurity and information security risk, and the Board annually reviews and approves our Information Security Program and Information Security Policy. We also engage outside consultants to support its cybersecurity efforts. All of our directors do not have significant experience in cybersecurity risk management in other business entities comparable to ours and rely on management and other consultants for cybersecurity guidance.

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

Failure to properly utilize future system enhancements could result in impairment charges that adversely impact our financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.

We rely on third-party vendors and other service providers, which could expose us to additional risk. We face additional risk of failure in or breach of operational or security systems or infrastructure related to our reliance on third-party vendors and other service providers. Third parties with which we do business or that facilitate our business activities or vendors that provide services or security solutions for our operations, particularly those that are cloud-based, could be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. We are subject to operational risks relating to such third parties’ technology and information systems. The continued efficacy of our technology and information systems, related operational infrastructure and relationships with third-party vendors in our ongoing operations is integral to our performance. Failure of any of these resources, including operational or systems failures, interruptions of client service operations and ineffectiveness of or interruption in third-party data processing or other vendor support, may cause material disruptions in our business, impairment of customer relations and exposure to liability for our customers, as well as action by bank regulatory authorities. In addition, a number of our vendors are large national entities, and their services could prove difficult to replace in a timely manner if a failure or other service interruption were to occur. Failures of certain vendors to provide contracted services could adversely affect our ability to deliver products and services to our customers and cause us to incur significant expense.

Fraudulent activity could damage our reputation, disrupt our businesses, increase our costs and cause losses. We are susceptible to fraudulent activity that may be committed against us, our clients or our vendors, which may result in damage to our reputation, financial losses or increased costs to us or our clients or vendors, disclosure or misuse of our information or our client or vendor information, misappropriation of assets, privacy breaches against our clients or vendors, litigation or reputational harm. Such fraudulent activity may take many forms, including check fraud (counterfeit, forgery, etc.), electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. The occurrence of fraudulent activity could have a material adverse effect on our business, financial condition and results of operations.

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

A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address these risks may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for credit losses to provide for losses resulting from loan defaults and non-performance. The allowance is increased for new loan growth. We also make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers, the strength of the economy and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for credit losses, we rely on our historic loss experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses in our loan portfolio, and adjustments may be necessary to address different economic conditions or adverse developments in the loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase our provision for credit losses. In addition, the DFPI and the FDIC review our allowance for credit losses and as a result of such reviews, they may require us to adjust our allowance for credit losses, loan classifications or recognize loan charge-offs. Material additions to the allowance would materially decrease our net income.

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

Our net interest income may decline based on our exposure to a difference in short-term and long-term interest rates. If the difference between the short-term and long-term interest rates shrinks or disappears, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income. In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable-rate loans, thus reducing our net interest income. Also, certain adjustable-rate loans re-price based on lagging interest rate indices. This lagging effect may also negatively impact our net interest income when general interest rates continue to rise periodically. Increasing interest rates may also reduce the fair value of our fixed-rate available for sale investment securities negatively impacting shareholders’ equity.

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

Changes in the estimated fair value of debt securities may reduce stockholders’ equity and net income. At December 31, 2023, we maintained an available for sale debt securities portfolio of $865.7 million. The estimated fair value of the available for sale debt securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity increases or decreases by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available for sale debt securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). At December 31, 2023, accumulated other comprehensive losses were $71.9 million, net of tax, primarily related to unrealized holding losses in the available for sale investment securities portfolio, which negatively impacted stockholders’ equity, as well as book value per common share.

We conduct a periodic review of the debt securities portfolio to determine if any decline in the estimated fair value of any security below its cost basis is considered impaired. Factors that are considered include the extent to which the fair value is less than the amortized cost basis, the financial condition, credit rating and future prospects of the issuer, whether the debtor is current on contractually obligated interest and principal payments and our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. If such decline is deemed to be uncollectible, the security is written down to a new cost basis and the resulting loss will be recognized as a securities credit loss expense through an allowance for securities credit losses.

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

Risks Related to the COVID-19 Pandemic

The economic impact of the COVID-19 pandemic could adversely affect our financial condition and results of operations. The economic impact of the COVID-19 pandemic may adversely affect our financial condition and results of operations. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including the arrival of new variants and when the coronavirus can be controlled and abated. As the result of the COVID-19 pandemic, any governmental actions taken in response thereto and any potential related adverse local and national economic consequences, we could be subject to a number of risks that could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

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

Risks Relating to Ownership of Our Common Stock

The Bank could be restricted from paying dividends to us, its sole shareholder, and, thus, we would be restricted from paying dividends to our stockholders in the future. The primary source of our income from which we pay our obligations and distribute dividends to our stockholders is from the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. As of January 1, 2024, after giving effect to the 2024 first quarter dividend declared by the Company, the Bank had the ability to pay $174.5 million of dividends without the prior approval of the Commissioner of the DFPI.

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

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility. The trading price of the shares of our common stock will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity securities, and other factors identified above in the section captioned “Cautionary Note Regarding Forward-Looking Statements.” A significant decline in our stock price could result in substantial losses for individual stockholders.

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

Anti-takeover provisions and state and federal law may limit the ability of another party to acquire us, which could cause our stock price to decline. Various provisions of our Amended and Restated Certificate of Incorporation and By-laws could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our stockholders. These provisions provide for, among other things, supermajority approval for certain actions, limitation on large stockholders taking certain actions and authorization to issue “blank check” preferred stock by action of the Board of Directors without stockholder approval. In addition, the BHCA, and the Change in Bank Control Act of 1978, as amended, together with applicable federal regulations, require that, depending on the particular circumstances, either Federal Reserve approval must be obtained or notice must be furnished to Federal Reserve and not disapproved prior to any person or entity acquiring “control” of a state nonmember bank, such as the Bank. Additional prior approvals from other federal or state bank regulators may also be necessary depending upon the particular circumstances. These provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk, Management, and Strategy

Cybersecurity is a significant and integrated component of the Company’s risk management strategy, designed to protect the confidentiality, integrity, and availability of sensitive information contained within the Company’s information systems. The Information Security Officer is primarily responsible for administering, updating and enforcing the cybersecurity components of the risk management strategy and reports to the Chief Risk Officer. The Information Security Officer periodically collaborates with third-party service providers and industry groups to discuss cybersecurity trends and best practices. The Information Security Officer is supported by the Chief Technology Officer, who reports directly to the Chief Financial Officer. The Chief Technology Officer oversees our Information Technology department, comprising our first line of defense.

As a financial services company, cyber threats are present and growing, and the potential exists for a cybersecurity incident disrupting business operations and compromising sensitive data. To manage cybersecurity risk, the Company has implemented a multi-layered “defense-in-depth” cybersecurity strategy, integrating people, technology, and processes. The cybersecurity strategy is memorialized within the Company’s information security program. The program incorporates regulatory guidance and industry standards while leveraging industry associations, third-party benchmarking, audits, threat intelligence and peer industry groups. The information security program is reviewed by the Chief Risk Officer and presented to the Risk, Compliance and Planning Committee to periodically account for the changes in the cyber threat landscape. It is also periodically assessed by the Internal Audit department.

The Company has deployed an in-depth cybersecurity strategy to protect its assets, which includes a diverse preventive and detective tool set to stop, monitor, and alert management of suspicious activities and potential advanced persistent threats. We have implemented other preventive technologies and mitigating processes to include on-going education and training for employees, periodic tabletop exercises and recovery tests, and regular infrastructure penetration tests conducted by cybersecurity professionals and third-party specialists. Our internal and external auditors, along with independent external partners, periodically assess our processes, systems and controls for design and operating effectiveness, and provide recommendations to bolster our cybersecurity program. In addition, employees are subjected to regular simulated phishing assessments designed to sharpen threat detection and reporting capabilities. We also monitor our email gateways for malicious phishing emails and monitor remote connections through a secure virtual private network. Like many companies, we rely on third-party vendor solutions to support our operations. Notable services include 24/7 security monitoring and response, continuous vulnerability scanning, third-party monitoring, and threat intelligence. We have a vendor management program in place to assess and manage risks associated with third-party service providers.

To prepare to respond to incidents, the Enterprise Risk Management Committee periodically reviews and updates our cyber Incident Response Plan (“IRP”). The IRP provides a framework to address potential and actual cybersecurity incidents to include assessment to recovery by our Incident Response Team and notification to the appropriate management and board committees and regulatory agencies. The Incident Response Team is comprised of representatives from various departments including Information Security, Risk Management, Legal, Operations, Marketing and Accounting. Our Information Security Officer manages the Incident Response Plan and coordinates with senior level management and multiple areas of the company in execution of the plan. While we have experienced cybersecurity incidents, we have not, to our knowledge, experienced an incident materially affecting, or reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Information Security Officer is accountable for managing the information security department and executing the information security program. The information security department is responsible for cybersecurity risk assessments, alert monitoring, incident response, vulnerability assessment, threat intelligence, identity access governance, and third-party information security risk management. The department consists of information security professionals with varying levels of education, experience and certifications. Our information security department is further supported by our first line of defense, the Information Technology department and a third-party managed service security provider.

The Risk, Compliance and Planning Committee of our Board of Directors provides oversight of the information security program including cybersecurity and is chaired by an independent director. Cybersecurity metrics are reported to the committee quarterly. Additionally, management has established an Information Technology Executive Steering Committee focused on, technology impact, and an Enterprise Risk Management Committee focused on business and risk impact, both consisting of executives and department leaders across multiple domains. These committees generally meet quarterly and more frequently when warranted. The information security department holds a monthly security meeting with the managers from the information technology department to discuss significant security incidents and status of the threat landscape. The Information Security Officer reports significant cybersecurity or privacy incidents and the state of the information security program to the Risk, Compliance and Planning Committee of the board on a quarterly basis. The Risk, Compliance and Planning Committee of the Board of Directors provide a report of activities to the full board at each quarterly board meeting.

Item 2. Properties

Hanmi Financial’s principal office is located at 900 Wilshire Boulevard, Suite 1250, Los Angeles, California. As of December 31, 2023, we had 43 properties consisting of 35 branch offices and eight loan production offices. We own eight locations and the remaining properties are leased.

As of December 31, 2023, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization, was $22.0 million. Our lease expense was $8.8 million, net of lease income of $0.1 million, for the year ended December 31, 2023. We consider our present facilities to be sufficient for our current operations.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Hanmi Financial’s common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “HAFC”. As of February 21, 2024, there were approximately 635 record holders of our common stock.

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

Total Return Performance
Index Value
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Hanmi Financial Corporation
Nasdaq Composite
S&P 500 Financials
S&P U.S. Small Cap Banks

	December 31,
	2019	2020	2021	2022	2023
Hanmi Financial Corporation	$100.00	$56.70	$118.40	$123.75	$97.00
Nasdaq Composite	$100.00	$143.64	$174.36	$116.65	$167.30
S&P 500 Financials	$100.00	$95.90	$127.11	$111.41	$122.48
S&P U.S. Small Cap Banks	$100.00	$87.74	$119.31	$102.54	$99.58

Source: S&P Global, New York, NY

Recent Unregistered Sales of Equity Securities

There were no unregistered sales of Hanmi Financial’s equity securities during the year ended December 31, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents stock purchases made under the stock repurchase program announced on January 24, 2019 that authorized repurchases of up to 5.0%, or 1,500,000, of our shares outstanding. The table below provides information on purchases made during the three months ended December 31, 2023:

Purchase Date:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
October 1, 2023 - October 31, 2023	$14.22	10,000	449,972
November 1, 2023 - November 30, 2023	$14.90	40,000	409,972
December 1, 2023 - December 31, 2023	$—	—	409,972
Total	$14.76	50,000	409,972

During 2023, the Company acquired 76,767 shares from employees in connection with the cashless exercise of stock options and satisfaction of income tax withholding obligations incurred through vesting of Company stock awards. Such shares were not purchased as a part of the Company’s repurchase program.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2023, 2022 and 2021. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes related thereto presented elsewhere in this Report. See also “Cautionary Note Regarding Forward-Looking Statements.”

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our Consolidated Financial Statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions to arrive at the carrying value of assets and liabilities and amounts reported as revenues and expenses. Our financial position and results of operations can be materially affected by these estimates and assumptions. Critical accounting policies are those policies that are most important to the determination of our financial condition and results of operations and that require management to make assumptions and estimates that are subjective or complex. Our significant accounting policies are discussed in the “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies.” Management believes that the following policy is critical.

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

In addition, because future events affecting borrowers and collateral cannot be predicted without uncertainty, the existing allowance for credit losses may not be adequate or increases may be necessary should the quality of any loans deteriorate as a result of the factors discussed. Any material increase in the allowance for credit losses would adversely impact the Company's financial condition and results of operations.

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

Allowance Attribution Analysis

Allowance for credit losses
(in thousands)
December 31, 2022	$71,523
Charge-offs	(16,090)
Recoveries	9,047
Provision (recovery) attributed to qualitative considerations	(2,525)
Provision attributed to quantitative considerations	371
Provision attributed to individually evaluated loans	7,136
December 31, 2023	$69,462

The following are the key assumptions employed in the determination of the allowance for credit losses at December 31, 2023 and 2022:

Economic Factors

	12/31/2023	12/31/2022	Description of Economic Factors
Prepayment rates	14.44%	14.52%	Average total portfolio rate

Curtailment rates	83.72%	85.80%	Average total portfolio rate

Unemployment rate	3.96%	4.00%	Average of 4 quarter forecast period; Baseline (1)

Gross domestic product (“GDP”) growth rate year over year %	(0.91)%	(1.29)%	Average of 4 quarter forecast period; Alternative Scenario 3 (2)

Consumer sentiment	71.78	70.10	Average of 4 quarter forecast period; Alternative Scenario 3 (2)

Federal funds target rate	4.6%	5.1%	1 year forecast of median target rate; FOMC December 2023 projection

(1)
The Moody's Baseline scenario was used for the unemployment rate forecast for periods ended December 31, 2023 and 2022. The unemployment rate forecast remained with the Baseline Scenario due to job market volatility and deterioration below expectations, with less impact to the lending environment compared to GDP growth and consumer sentiment forecasts.
(2)
The Moody's Alternative Scenario 3 was used for the GDP growth rate and consumer sentiment forecast for the periods ended December 31, 2023 and 2022. Effective Q2 2022, the Company elected to use Alternative Scenario 3 (mid-level downside/pessimistic scenario) for the GDP growth rate and consumer sentiment forecasts, given the elevation in inflation and rising rate environment.

The potential effect from changes in key assumptions could affect the estimated allowance for credit losses at December 31, 2023. The following table illustrates the possible individual effects to the allowance for credit losses from changes in such assumptions:

Sensitivity Analysis

Assumptions	Increase	Decrease
	(in thousands)
Forecast period (from 12 months to 6 or 24 months)	$494	$(1,267)
Estimated unemployment rate (from Baseline to S2 or S1) (1)	$10,658	$(2,643)
Estimated prepayment and curtailment rates (+/-10%)	$538	$(539)
Estimated GDP growth rate (from S3 to S4 or S2) (1)	$33	$(57)
Consumer sentiment (from S3 to S4 or S2) (1)	$654	$(2,091)
Federal funds target rate (+/- 25 bps)	$100	$(100)

(1)
The following table provides additional details to the Baseline and Alternative Scenarios referred to above:

	Unemployment Rate	GDP Year over Year % Change	Consumer Sentiment
Baseline scenario	3.96%	—%	—
Alternative Scenario S1	3.14%	—%	—
Alternative Scenario S2	5.70%	0.35%	79.99
Alternative Scenario S3	—%	-0.91%	71.78
Alternative Scenario S4	—%	-1.65%	69.23

Executive Overview

For the years ended December 31, 2023, 2022 and 2021, net income was $80.0 million, $101.4 million and $98.7 million, respectively. The decrease of $21.4 million, or 21.1%, in net income for the year ended December 31, 2023 as compared with the year ended December 31, 2022, reflects a $16.4 million decrease in net interest income, a $6.2 million increase in noninterest expense and a $3.5 million increase in credit loss expense, offset by a $4.8 million decrease in income tax expense.

The increase of $2.7 million, or 2.8%, in net income for the year ended December 31, 2022 as compared with the year ended December 31, 2021, was primarily attributable to an increase in net interest income of $42.6 million. Offsetting this increase were an increase in noninterest expense of $5.8 million, a decrease in noninterest income of $6.3 million, as well as a $25.2 million reduction in the benefit from the year-ago credit loss recovery.

For the years ended December 31, 2023, 2022 and 2021, our earnings per diluted share were $2.62, $3.32 and $3.22, respectively.

Additional significant financial highlights include:

•
Loans receivable increased by $215.3 million, or 3.6%, to $6.18 billion as of December 31, 2023, compared with $5.97 billion as of December 31, 2022. The net increase was due to production of $1.29 billion, offset by payoffs and prepayments of $1.07 billion.
•
Securities increased $11.9 million to $865.7 million at December 31, 2023 from $853.8 million at December 31, 2022, primarily attributable to a decrease in unrealized losses during 2023.
•
Deposits were $6.28 billion at December 31, 2023 compared with $6.17 billion at December 31, 2022 as time deposits and money market and savings deposits increased $498.7 million and $178.0 million, respectively, while non-interest bearing demand deposits decreased $536.0 million.
•
Borrowings decreased $25.0 million to $325.0 million at December 31, 2023 compared with $350.0 million at December 31, 2022.
•
Cash dividends were $1.00 per share of common stock for the year ended December 31, 2023 compared with $0.94 and $0.54 per share of common stock for the years ended December 31, 2022 and 2021, respectively.
•
Return on average assets and return on average stockholders’ equity for the year ended December 31, 2023 were 1.08% and 10.70%, respectively, as compared with 1.44% and 14.83%, respectively, for the year ended December 31, 2022.

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

	For the Year Ended
	December 31, 2023			December 31, 2022			December 31, 2021
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,968,339	$339,811	5.69%	$5,596,564	$257,878	4.61%	$4,794,505	$208,601	4.35%
Securities (2)	967,231	16,938	1.78%	949,889	12,351	1.33%	845,437	6,230	0.75%
FHLB stock	16,385	1,229	7.50%	16,385	1,024	6.25%	16,385	941	5.74%
Interest-bearing deposits in other banks	230,835	11,350	4.92%	236,678	2,560	1.08%	684,442	903	0.13%
Total interest-earning assets	7,182,790	369,328	5.15%	6,799,516	273,813	4.03%	6,340,769	216,675	3.42%

Noninterest-earning assets:
Cash and due from banks	62,049			66,993			62,401
Allowance for credit losses	(70,501)			(73,094)			(84,735)
Other assets	240,779			247,838			225,750
Total assets	$7,415,117			$7,041,253			$6,544,185

Liabilities and stockholders' equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$97,388	$117	0.12%	$121,992	$100	0.08%	$113,326	$61	0.05%
Money market and savings	1,547,911	44,066	2.85%	2,025,961	12,753	0.63%	2,028,235	5,199	0.26%
Time deposits	2,371,520	90,525	3.82%	1,136,073	13,085	1.15%	1,111,857	6,395	0.58%
Total interest-bearing deposits	4,016,819	134,708	3.35%	3,284,026	25,938	0.79%	3,253,418	11,655	0.36%
Borrowings	197,409	6,867	3.48%	148,047	2,382	1.61%	145,297	1,697	1.17%
Subordinated debentures	129,708	6,482	5.00%	149,891	7,846	5.23%	154,400	8,273	5.35%
Total interest-bearing liabilities	4,343,936	148,057	3.41%	3,581,964	36,166	1.01%	3,553,115	21,625	0.61%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	2,173,813			2,665,646			2,307,052
Other liabilities	149,460			109,847			77,637
Stockholders' equity	747,908			683,796			606,381
Total liabilities and stockholders' equity	$7,415,117			$7,041,253			$6,544,185

Net interest income (taxable equivalent basis)		$221,271			$237,647			$195,050

Cost of deposits (3)			2.18%			0.44%			0.21%
Net interest spread (taxable equivalent basis) (4)			1.74%			3.02%			2.81%
Net interest margin (taxable equivalent basis)(5)			3.08%			3.50%			3.08%

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

	Year Ended December 31,
	2023 vs 2022			2022 vs 2021
	Increases (Decreases) Due to Change In			Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$17,046	$64,887	$81,933	$34,743	$14,534	$49,277
Securities (2)	225	4,362	4,587	770	5,351	6,121
FHLB stock	—	205	205	—	83	83
Interest-bearing deposits in other banks	(63)	8,853	8,790	(591)	2,248	1,657
Total interest and dividend income (taxable equivalent) (2)	$17,208	$78,307	$95,515	$34,922	$22,216	$57,138

Interest expense:
Demand: interest-bearing	$(20)	$37	$17	$5	$34	$39
Money market and savings	(2,467)	33,780	31,313	(5)	7,559	7,554
Time deposits	14,230	63,210	77,440	139	6,551	6,690
Borrowings	617	3,868	4,485	32	653	685
Subordinated debentures	(1,056)	(308)	(1,364)	(248)	(179)	(427)
Total interest expense	$11,304	$100,587	$111,891	$(77)	$14,618	$14,541
Change in net interest income (taxable equivalent) (2)	$5,904	$(22,280)	$(16,376)	$34,999	$7,598	$42,597

(1)
Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)
Amounts calculated on a fully equivalent basis using the current statutory federal tax rate of 21%.

2023 Compared to 2022

Interest income, on a taxable equivalent basis, increased $95.5 million, or 34.9%, to $369.3 million for the year ended December 31, 2023 from $273.8 million for the year ended December 31, 2022. Interest expense increased $111.9 million, or 309.4%, to $148.1 million for 2023, from $36.2 million in 2022. Net interest income, on a taxable equivalent basis, decreased by $16.4 million, or 6.9%, to $221.3 million in 2023, from $237.6 million in 2022. The decrease in net interest income was due to higher rates paid on deposits and borrowings and higher average time deposit balances, offset partially by increases in higher average interest-earning asset yields and higher average loan balances. Average loans were 83.1% of average interest earning assets for 2023, an increase from 82.3% for 2022. The net interest spread and net interest margin, on a taxable equivalent basis, for the year ended December 31, 2023 were 1.74% and 3.08%, respectively, compared with 3.02% and 3.50%, respectively, for 2022.

The average balance of interest earning assets increased $383.3 million, or 5.6%, to $7.18 billion for the year ended December 31, 2023 from $6.80 billion for 2022. The increase in the average balance of interest-earning assets was due mainly to a $371.8 million increase in average loans, from $5.60 billion in 2022, to $5.97 billion in 2023. The average balance of securities increased $17.3 million, or 1.8%, to $967.2 million in 2023 from $949.9 million for 2022. The average balance of interest-bearing liabilities increased $762.0 million, or 21.3%, to $4.34 billion for 2023 compared to $3.58 billion in 2022. The average balance of time deposits and borrowings increased $1.24 billion and $49.4 million, respectively, offset by decreases in the average balance of money market and savings accounts, subordinated debentures, and interest-bearing demand deposits of $478.1 million, $20.2 million, and $24.6 million, respectively.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 112 basis points to 5.15% in 2023 from 4.03% in 2022, due mainly to the increase in the yields on loans and interest-bearing deposits in other banks. The average yield on loans increased to 5.69% for the year ended December 31, 2023 from 4.61% for 2022, primarily due to the continued increase in market interest rates in 2023. The average yield on securities, on a taxable equivalent basis, increased to 1.78% for 2023 from 1.33% for 2022. The average rate paid on interest-bearing liabilities increased by 240 basis points to 3.41% for 2023 from 1.01% for 2022. The increase reflected the higher cost of interest-bearing deposits, the greater percentage of time deposits in the deposit portfolio, and the increase in the average rate on borrowings due to increases in market rates in 2023. The average rate on interest-bearing deposits increased from 0.79% in 2022, to 3.35% in 2023. The average rate on borrowings increased from 1.61% in 2022, to 3.48% in 2023.

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

2023 Compared to 2022

Credit loss expense for 2023 was $4.3 million, compared with a credit loss expense of $0.8 million for 2022. The 2023 credit loss expense was comprised of a $4.9 million provision for credit losses and a $0.6 million recovery for off-balance sheet items. The credit loss expense for 2022 was comprised of a $0.3 million provision for loan losses and a $0.5 million provision for off-balance sheet items. The increase in credit loss expense for 2023 compared to 2022 was mainly attributable to a $5.2 million increase in specific allowances arising from a charge-off on a $10.0 million nonperforming commercial and industrial loan in the health-care industry.

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

Noninterest Income

The following table sets forth the various components of noninterest income for the years indicated:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Service charges on deposit accounts	$10,147	$11,488	$11,043
Trade finance and other service charges and fees	4,832	4,805	4,628
Servicing income	3,177	2,757	2,820
Bank-owned life insurance income	792	832	1,011
All other operating income	5,458	4,840	3,857
Service charges, fees and other	24,406	24,722	23,359
Gain on sale of SBA loans	5,701	9,478	17,266
Net gain (loss) on sales of securities	(1,871)	—	(499)
Gain on sale of bank premises	4,000	—	45
Legal settlement	1,943	—	325
Total noninterest income	$34,179	$34,200	$40,496

2023 Compared to 2022

For the year ended December 31, 2023, noninterest income was $34.2 million, essentially unchanged from 2022. Service charges on deposit accounts decreased by $1.3 million primarily due to lower business deposit account transaction income and non-sufficient funds fees of $0.9 million and $0.4 million, respectively. The $0.7 million increase in all other operating income was primarily due to a $0.6 million increase in swap fee income. Gain on sale of SBA loans decreased $3.8 million due to lower sales volumes of $100.5 million compared with $156.1 million for 2022 and lower net premium of 7.12% compared with 7.44% for 2022. During the third quarter of 2023, a $4.0 million gain was recognized on a branch building sale-leaseback transaction. During the second quarter of 2023, there was a $1.9 million net loss on sales of $8.1 million of securities as part of a portfolio realignment as well as $1.9 million of income from a legal settlement.

2022 Compared to 2021

For the year ended December 31, 2022, noninterest income was $34.2 million, a decrease of $6.3 million, or 15.5%, compared with $40.5 million in 2021. The decrease was primarily due to a $7.8 million decrease in the gain on sale of SBA loans. The volume of SBA loans sold for the full year 2022 declined to $156.1 million from $261.8 million for the full year 2021. 2021 SBA loan sales included $132.7 million of second-draw PPP loans sold for gains of $3.0 million.

Noninterest Expense

The following table sets forth various components of noninterest expense for the years indicated:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Salaries and employee benefits	$81,398	$76,140	$72,561
Occupancy and equipment	18,340	17,648	19,075
Data processing	13,695	13,134	12,003
Professional fees	6,255	5,692	5,566
Supplies and communications	2,479	2,638	3,026
Advertising and promotion	3,105	3,637	2,649
All other operating expenses	11,306	11,386	9,870
Subtotal	136,578	130,275	124,750
Other real estate owned expense (income)	(166)	(6)	197
Repossessed personal property expense (income)	115	15	(492)
Total noninterest expense	$136,527	$130,284	$124,455

2023 Compared to 2022

For the year ended December 31, 2023, noninterest expense was $136.5 million, an increase of $6.2 million, or 4.8%, compared with $130.3 million for 2022. The increase in noninterest expense was due to a $5.3 million, or 6.9%, increase in salaries and benefits, a $0.7 million increase in occupancy and equipment expense, a $0.6 million increase in professional fees and a $0.6 million increase in data processing expenses, offset partially by a $0.5 million decrease in advertising and promotion. The increase in salaries and benefits was due to annual merit increases, higher benefit costs, and a decrease in capitalized loan origination costs resulting from lower loan originations.

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

Income Tax Expense

For the years ended December 31, 2023, 2022 and 2021, income tax expense was $34.5 million, $39.3 million and $36.8 million, respectively. The effective tax rate for the years ended December 31, 2023, 2022 and 2021 was 30.1%, 27.9% and 27.2%, respectively. The higher effective tax rate for 2023 compared with 2022 was due mainly to the increases in the permanent difference addback and valuation allowance for state net operating loss carryforwards. The higher effective tax rate for 2022 compared with 2021 was due mainly to a lower reduction in the deferred tax asset valuation allowance required for state net operating loss carryforwards and state tax credits.

Income taxes are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 11 — Income Taxes” presented elsewhere herein.

Financial Condition

Securities Portfolio

As of December 31, 2023, our securities portfolio was composed of mortgage-backed securities, collateralized mortgage obligations, debt securities issued by U.S. government agencies and sponsored agencies and tax-exempt municipal bonds. Most of the securities carried fixed interest rates. Other than holdings of U.S. government and agency securities, there were no securities of any one issuer exceeding 10% of stockholders’ equity as of December 31, 2023, 2022 and 2021.

As of December 31, 2023, securities available for sale increased $11.9 million, or 1.4%, to $865.7 million from $853.8 million as of December 31, 2022. The increase was primarily attributable to the decrease in unrealized losses at year-end 2023 when compared with year-end 2022.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their cost-weighted average yield, which is calculated using amortized cost as the weight, as of December 31, 2023:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$37,650	3.81%	$48,705	4.04%	$—	—%	$—	—%	$86,355	3.94%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	9	2.86	41	3.05	24,149	3.52	480,345	1.67	504,544	1.76
Mortgage-backed securities - commercial	4,131	3.73	4,407	0.84	—	—	51,435	1.56	59,973	1.66
Collateralized mortgage obligations	—	—	189	1.28	421	2.37	106,213	2.99	106,823	2.98
Debt securities	20,731	2.49	111,484	1.15	—	—	—	—	132,215	1.36
Total U.S. government agency and sponsored agency obligations	24,871	2.70	116,121	1.14	24,570	3.50	637,993	1.88	803,555	1.85
Municipal bonds-tax exempt	—	—	—	—	23,060	1.38	54,061	1.32	77,121	1.33
Total securities available for sale	$62,521	3.36%	$164,826	2.00%	$47,630	2.47%	$692,054	1.84%	$967,031	2.00%

Loan Portfolio

As of December 31, 2023, 2022 and 2021, loans receivable (excluding loans held for sale), net of deferred loan costs, discounts and allowance for credit losses, were $6.11 billion, $5.90 billion and $5.08 billion, respectively, representing an increase of $217.4 million or 3.7% for 2023 and an increase of $816.6 million, or 16.1% for 2022. The $217.4 million net increase in loans for 2023 was due to production of $1.29 billion, offset by payoffs and prepayments of $1.07 billion. Loan originations in 2023 consisted of $400.8 million of commercial real estate loans, $183.4 million of commercial and industrial loans, $305.9 million of residential/consumer loans, $248.6 million of equipment financing agreements, and $149.9 million of SBA loans.

The table below shows the maturity distribution of outstanding loans (before the allowance for credit losses) as of December 31, 2023. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$143,282	$302,488	$337,496	$273,366	$50,728	$1,107,360
Hospitality	223,201	144,700	195,646	160,426	16,546	740,519
Office	44,642	304,724	187,473	31,255	6,887	574,981
Other	161,349	449,605	464,594	240,056	50,930	1,366,534
Total commercial property loans	572,474	1,201,517	1,185,209	705,103	125,091	3,789,394
Construction	90,314	7,992	2,039	—	—	100,345
Residential	4,389	79	51	4,596	953,546	962,661
Total real estate loans	667,177	1,209,588	1,187,299	709,699	1,078,637	4,852,400
Commercial and industrial loans	300,604	211,592	117,201	118,422	—	747,819
Equipment financing agreements	32,505	199,095	330,200	20,415	—	582,215
Loans receivable	$1,000,286	$1,620,275	$1,634,700	$848,536	$1,078,637	$6,182,434
Loans with predetermined interest rates	$457,273	$1,166,448	$1,140,292	$96,975	$266,551	$3,127,539
Loans with variable interest rates	543,013	453,827	494,408	751,561	812,086	3,054,895

The table below shows the maturity distribution of outstanding loans with fixed or predetermined interest rates due after one year, as of December 31, 2023.

	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$271,788	$207,650	$26,063	$241	$505,742
Hospitality	78,569	162,169	1,046	—	241,784
Office	240,043	127,410	—	—	367,453
Other	372,383	299,167	38,983	5,263	715,796
Total commercial property loans	962,783	796,396	66,092	5,504	1,830,775
Construction	—	—	—	—	—
Residential	78	—	2,574	261,047	263,699
Total real estate loans	962,861	796,396	68,666	266,551	2,094,474
Commercial and industrial loans	4,492	13,695	7,894	—	26,081
Equipment financing agreements	199,095	330,201	20,415	—	549,711
Loans receivable	$1,166,448	$1,140,292	$96,975	$266,551	$2,670,266

The table below shows the maturity distribution of outstanding loans with floating or variable interest rates (including hybrids) due after one year, as of December 31, 2023.

	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$30,700	$129,845	$247,302	$50,487	$458,334
Hospitality	66,132	33,477	159,380	16,546	275,535
Office	64,682	60,063	31,255	6,887	162,887
Other	77,222	165,427	201,073	45,668	489,390
Total commercial property loans	238,736	388,812	639,010	119,588	1,386,146
Construction	7,992	2,039	—	—	10,031
Residential	—	51	2,022	692,498	694,571
Total real estate loans	246,728	390,902	641,032	812,086	2,090,748
Commercial and industrial loans	207,099	103,506	110,529	—	421,134
Equipment financing agreements	—	—	—	—	—
Loans receivable	$453,827	$494,408	$751,561	$812,086	$2,511,882

As of December 31, 2023, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10% of loans receivable:

	Balance as of December 31, 2023	Percentage of Loans Receivable Outstanding
	(dollars in thousands)
Lessor of nonresidential buildings	$1,743,709	28.2%
Hospitality	$744,571	12.0%

Loan Quality Indicators

Loans 30 to 89 days past due and still accruing were $10.3 million, $7.5 million and $5.9 million as of December 31, 2023, 2022 and 2021, respectively, representing an increase of $2.8 million, or 37.0%, for 2023 and an increase of $1.6 million or 27.4%, for 2022. The increase for 2023 was primarily attributable to a $7.6 million increase in past due and still accruing equipment financing agreements, offset by $1.4 million in reductions from equipment financing agreements brought current as well as payoffs and charge-offs of $3.9 million. At December 31, 2023, equipment financing agreements comprised 9.4% of the total loan portfolio, compared with 10.0% at December 31, 2022. Of these, 1.37% were 30 to 89 days delinquent and still accruing at December 31, 2023, compared with 1.04% at December 31, 2022.

At December 31, 2023, 2022 and 2021, there were no loans 90 days or more past due and still accruing interest.

Activity in criticized loans was as follows for the periods indicated:

	Special Mention	Classified
	(in thousands)
December 31, 2023
Balance at beginning of period	$79,013	$46,192
Additions	58,235	16,013
Reductions	(71,933)	(30,838)
Balance at end of period	$65,315	$31,367

December 31, 2022
Balance at beginning of period	$95,294	$60,633
Additions	133,134	15,808
Reductions	(149,415)	(30,249)
Balance at end of period	$79,013	$46,192

Special mention loans decreased $13.7 million, or 17.3%, to $65.3 million at December 31, 2023 from $79.0 million at December 31, 2022. The decrease in special mention loans included upgrades to pass loans of $60.0 million, downgrades to classified loans of $10.0 million and pay downs and payoffs of $1.7 million. The upgrades to pass loans were primarily attributable to a $23.5 million loan relationship in the automobile manufacturing industry and an $8.5 million commercial real estate and commercial and industrial relationship in the consumer electronics industry. The downgrades to classified loans was primarily due to a $4.8 million commercial and industrial health-care industry loan, net of a $5.2 million charge-off. The decrease in special mention loans was partially offset by downgrades from pass loans. Downgrades from pass loans included an assisted living facility construction loan of $28.0 million, a commercial and industrial digital communications industry loan of $13.9 million, and $11.5 million in other loan downgrades.

Classified loans decreased $14.8 million, or 32.1%, to $31.4 million at December 31, 2023, from $46.2 million at December 31, 2022. The decrease was primarily attributable to loan upgrades of $20.1 million, pay downs and payoffs of $5.5 million, charge-offs of $2.8 million, and loan sales of $2.4 million. Loan upgrades during 2023 consisted primarily of two commercial real estate hospitality loans of $17.2 million. The decreases were partially offset by the downgrade of a nonperforming commercial and industrial health-care industry loan totaling $4.8 million, downgrades of $6.6 million in equipment financing agreements and $4.6 million in other loan downgrades.

Nonperforming Assets

Nonperforming loans consist of loans on nonaccrual status and loans 90 days or more past due and still accruing interest. Nonperforming assets consist of nonperforming loans and OREO. Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on nonaccrual status earlier, depending upon the individual circumstances surrounding the delinquency of the loan. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual loans may be restored to accrual status when principal and interest become current and full repayment is expected, which generally occurs after sustained payment of six months. Interest income is recognized on the accrual basis for loans not meeting the criteria for nonaccrual. OREO consists of properties acquired by foreclosure or similar means.

Except for nonperforming loans discussed below, management is not aware of any loans as of December 31, 2023 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date.

Nonaccrual loans were $15.5 million and $9.8 million as of December 31, 2023 and 2022, respectively, representing an increase of $5.7 million, or 58.2%, for 2023. The increase in nonaccrual loans for 2023 resulted from additions to nonperforming loans of $12.7 million, offset by payoffs, paydowns, note sales, or upgrades of $7.0 million. At December 31, 2023, 1.25% of equipment financing agreements were on nonaccrual status compared with 0.96% at December 31, 2022. As of December 31, 2023 and 2022, all loans 90 days or more past due were classified as nonaccrual.

The $15.5 million of nonperforming loans as of December 31, 2023 had individually evaluated allowances of $3.4 million, compared with $9.8 million of nonperforming loans with individually evaluated allowances of $3.3 million as of December 31, 2022.

Nonperforming assets were $15.6 million at December 31, 2023, or 0.21% of total assets, compared with $10.0 million, or 0.14%, at December 31, 2022. Additionally, not included in nonperforming assets were repossessed personal property assets associated with equipment finance agreements of $1.3 million and $0.5 million at December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, OREO consisted of one property with a carrying value of $0.1 million.

Individually Evaluated Loans

The Company reviews all loans on an individual basis when they do not share similar risk characteristics with loan pools. Individually evaluated loans are measured for expected credit losses based on the present value of expected cash flows discounted at the effective interest rate, the observable market price, or the fair value of collateral.

Individually evaluated loans were $15.4 million, $9.8 million and $13.4 million as of December 31, 2023, 2022 and 2021, respectively, representing an increase of $5.6 million, or 56.8%, for 2023, and a decrease of $3.5 million, or 26.3%, for 2022. The increase primarily reflected the addition of a $10.0 million nonperforming commercial and industrial loan in the health-care industry, of which $5.2 million was charged off in 2023. Specific allowance allocations associated with individually evaluated loans increased $0.1 million to $3.4 million as of December 31, 2023, compared with $3.3 million as of December 31, 2022.

No loans were modified to borrowers with financial difficulties for which a concession was made during the years ended December 31, 2023, 2022 and 2021. A borrower is experiencing financial difficulties when there is a probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. The Company has granted a concession by providing principal forgiveness, a term extension, an other-than-insignificant payment delay, or an interest rate reduction.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

The Company’s estimate of the allowance for credit losses at December 31, 2023 and 2022 reflected losses expected over the remaining contractual life of the assets based on historical, current, and forward-looking information. The contractual term does not consider extensions, renewals or modifications.

Management selected three loss methodologies for the collective allowance estimation. At December 31, 2023, the Company used the discounted cash flow (“DCF”) method to estimate allowances for credit losses for the commercial and industrial loan portfolio, the Probability of Default/Loss Given Default (“PD/LGD”) method for the commercial property, construction and residential property portfolios, and the Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses for equipment financing agreements. Loans that do not share similar risk characteristics are individually evaluated for allowances.

For all loan pools utilizing the DCF method, the Company determined that four quarters represented a reasonable and supportable forecast period and reverted to a historical loss rate over twelve quarters on a straight-line basis. For each of these loan segments, the Company applied an annualized historical PD/LGD using all available historical periods. Since reasonable and supportable forecasts of economic conditions are embedded directly into the DCF model, qualitative adjustments are considered but were minimal.

For loan pools utilizing the PD/LGD method, the Company used historical periods that included an economic downturn to derive historical losses for better alignment in the estimation of expected losses under the PD/LGD method. The Company relied on Frye-Jacobs modeled LGD rates for loan segments with insufficient historical loss data. The Frye-Jacobs model provides a means of applying an LGD rate in the event that limited to no loss data is available. The PD/LGD method incorporates a forecast into loss estimates using a qualitative adjustment.

The Company used the WARM method to estimate expected credit losses for the equipment financing agreements portfolio. The Company applied an expected loss ratio based on internal historical losses adjusted as appropriate for qualitative factors.

For the years ended December 31, 2023 and 2022, the Company relied on the economic projections from Moody’s to inform its loss driver forecasts over the four-quarter forecast period. For all loan pools, the Company utilizes and forecasts the national unemployment rate as the primary loss driver.

The methodology for calculating the allowance for credit losses is discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies.”

To adjust the historical and forecast periods to current conditions, the Company applies various qualitative factors derived from market, industry or business specific data, changes in the underlying portfolio composition, trends relating to credit quality, delinquent and nonperforming loans and adversely-rated equipment financing agreements, and reasonable and supportable forecasts of economic conditions.

The table below presents the allowance for credit losses by portfolio segment as a percentage of the total allowance for credit losses and loans by portfolio segment as a percentage of the aggregate investment of loans receivable for the periods presented:

	As of December 31,
	2023				2022
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$10,264	14.8%	$1,107,360	17.9%	$7,872	11.0%	$1,023,608	17.2%
Hospitality	15,534	22.4	740,519	12.0	13,407	18.7	646,893	10.8
Office	3,024	4.4	574,981	9.3	2,293	3.2	499,946	8.4
Other	8,663	12.4	1,366,534	22.1	13,056	18.3	1,553,729	26.0
Total commercial property loans	37,485	54.0	3,789,394	61.3	36,628	51.2	3,724,176	62.4
Construction	2,756	4.0	100,345	1.6	4,022	5.7	109,205	1.8
Residential	5,258	7.5	962,661	15.6	3,376	4.7	734,472	12.4
Total real estate loans	45,499	65.5	4,852,400	78.5	44,026	61.6	4,567,853	76.6
Commercial and industrial loans	10,257	14.8	747,819	12.1	15,267	21.3	804,492	13.4
Equipment financing agreements	13,706	19.7	582,215	9.4	12,230	17.1	594,788	10.0
Total	$69,462	100.0%	$6,182,434	100.0%	$71,523	100.0%	$5,967,133	100.0%

The following table sets forth certain information regarding certain ratios related to our allowance for credit losses for the periods presented:

	As of and for the Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Ratios:
Allowance for credit losses to loans	1.12%	1.20%	1.41%
Nonaccrual loans to loans	0.25%	0.17%	0.26%
Allowance for credit losses to nonaccrual loans	448.89%	726.42%	543.09%

Balance:
Nonaccrual loans at end of period	$15,474	$9,846	$13,360
Nonperforming loans at end of period	$15,474	$9,846	$13,360

The allowance for credit losses was $69.5 million at December 31, 2023 compared with $71.5 million at December 31, 2022. The allowance for credit losses as a percentage of loans decreased to 1.12% as of December 31, 2023 from 1.20% as of December 31, 2022. The allowance attributed to loans individually evaluated was $3.4 million at December 31, 2023 compared with $3.3 million at December 31, 2022. The allowance attributed to loans collectively evaluated was $66.1 million at December 31, 2023, compared with $68.2 million at December 31, 2022. The decrease principally reflected the reduction of required reserves due to upgrades during the year ended December 31, 2023 of loans previously adversely affected by the pandemic.

The following table presents a summary of net charge-offs (recoveries) for the loan portfolio:

	For the year ended December 31,
	2023			2022			2021
	Average Loans	Net (Charge-offs) Recoveries	Net (Charge-offs) Recoveries to Average Loans	Average Loans	Net (Charge-offs) Recoveries	Net (Charge-offs) Recoveries to Average Loans	Average Loans	Net (Charge-offs) Recoveries	Net (Charge-offs) Recoveries to Average Loans
	(dollars in thousands)
Commercial real estate loans	$3,769,283	$(322)	(0.01)%	$3,833,043	$(1,041)	(0.03)%	$3,364,940	$420	0.01%
Construction loans	—	—	—	—	—	—	68,851	8,954	13.00
Residential loans	873,904	7	0.00	541,975	3	—	344,698	6	—
Commercial and industrial loans	729,382	432	0.06	686,042	654	0.10	580,220	351	0.06
Equipment financing agreements	595,770	(7,160)	(1.20)	535,504	(990)	(0.18)	435,797	(3,454)	(0.79)
Total	$5,968,339	$(7,043)	(0.12)%	$5,596,564	$(1,374)	(0.02)%	$4,794,506	$6,277	0.13%

For the year ended December 31, 2023, gross charge-offs were $16.1 million, an increase of $11.4 million, or 240.7%, from $4.7 million for 2022, and gross recoveries were $9.0 million, an increase of $5.7 million, or 170.2%, from $3.3 million for 2022. Net loan charge-offs were $7.0 million, or 0.12% of average loans, compared with net loan charge-offs of $1.4 million, or 0.02% of average loans and net loan charge-offs of $6.3 million or 0.13% of average loans, respectively, for the years ended December 31, 2023, 2022 and 2021. Gross charge-offs for the year ended December 31, 2023 consisted of the $5.2 million charge-off on a nonperforming commercial and industrial loan in the health-care industry, the $1.0 million charge-off on a nonperforming commercial and industrial loan, and $8.8 million of charge-offs of equipment financing arrangements. Gross recoveries for the year ended December 31, 2023 primarily consisted of a $6.8 million recovery from a troubled loan relationship in 2019.

The allowance for off-balance sheet exposure, as of December 31, 2023, 2022 and 2021 was $2.5 million, $3.1 million and $2.6 million, respectively, representing a decrease of $0.6 million, or 20.6%, in 2023, and an increase of $0.5 million, or 20.4%, in 2022. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances were adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of December 31, 2023.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	As of December 31,
	2023		2022		2021
	Balance	Percent	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$2,003,596	31.9%	$2,539,602	41.3%	$2,574,517	44.5%
Interest-bearing:
Demand	87,452	1.4	115,573	1.9	125,183	2.2
Money market and savings	1,734,659	27.6	1,556,690	25.2	2,099,381	36.2
Uninsured amount of time deposits more than $250,000:
Three months or less	186,321	3.0	44,828	0.7	69,464	1.2
Over three months through six months	201,085	3.2	123,471	2.0	73,808	1.3
Over six months through twelve months	222,683	3.5	191,248	3.1	29,706	0.5
Over twelve months	70,932	1.1	138,451	2.2	549	—
All other insured time deposits	1,773,846	28.2	1,458,209	23.6	813,661	14.1
Total deposits	$6,280,574	100.0%	$6,168,072	100.0%	$5,786,269	100.0%

Total deposits were $6.28 billion, $6.17 billion and $5.79 billion as of December 31, 2023, 2022 and 2021, respectively, representing an increase of $112.5 million, or 1.8%, for 2023, and an increase of $381.8 million, or 6.6%, for 2022. The increase in total deposits for 2023 was primarily attributable to an increase of $498.7 million in time deposits and an increase of $178.0 million in money market and savings accounts, offset by a decrease of $536.0 million in non-interest bearing demand deposits. The changes in the deposit composition from 2022 to 2023 were primarily due to the increase in deposit rates. At December 31, 2023, the loan-to-deposit ratio was 98.4% compared with 96.7% at December 31, 2022.

The average balance of deposits for the years ended December 31, 2023, 2022 and 2021 were $6.19 billion, $5.95 billion and $5.56 billion, respectively. The average balance of deposits increased 4.0%, 7.0% and 12.4% in 2023, 2022 and 2021, respectively.

As of December 31, 2023, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.52 billion. The aggregate amount of our uninsured time deposits was $681.0 million. Other uninsured deposits, such as demand deposits and money market and savings deposits were $1.84 billion. In addition, $1.09 billion of total uninsured deposits were in accounts with balances of $5.0 million or more at December 31, 2023.

The Bank’s wholesale funds historically consisted of FHLB advances, brokered deposits, as well as State of California time deposits. As of December 31, 2023 and 2022, the Bank had $325.0 million and $350.0 million of FHLB advances, $58.3 million and $83.3 million of brokered deposits, and $120.0 million and $120.0 million of State of California time deposits, respectively.

Borrowings and Subordinated Debentures

Borrowings mostly take the form of FHLB advances. At December 31, 2023, FHLB advances were $325.0 million, a decrease of $25.0 million from $350.0 million at December 31, 2022. Funds from deposit growth not used to fund loan production were used to pay off borrowings. At December 31, 2023, the Bank had $112.5 million in term advances and $212.5 million in FHLB open advances. FHLB term advances and open advances were $100.0 million and $250.0 million, respectively, at December 31, 2022.

The following is a summary of contractual maturities of FHLB advances greater than twelve months:

	December 31, 2023		December 31, 2022
FHLB of San Francisco	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Advances due over 12 months through 24 months	$12,500	1.90%	$37,500	0.40%
Advances due over 24 months through 36 months	62,500	4.37	12,500	1.90
Outstanding advances over 12 months	$75,000	3.96%	$50,000	0.78%

The following is financial data pertaining to FHLB advances:

	As of December 31,
	2023	2022	2021
	(dollars in thousands)
Weighted-average interest rate at end of year	4.69%	3.57%	1.05%
Weighted-average interest rate during the year	3.48%	1.52%	1.17%
Average balance of FHLB advances	$197,390	$148,027	$145,277
Maximum amount outstanding at any month-end	$450,000	$350,000	$162,500

Subordinated debentures were $130.0 million as of December 31, 2023 and $129.4 million as of December 31, 2022. Subordinated debentures were comprised of fixed-to-floating subordinated notes of $108.3 million and $108.2 million as of December 31, 2023 and 2022, respectively, and junior subordinated deferrable interest debentures of $21.7 million and $21.2 million as of December 31, 2023 and 2022, respectively. See “Note 10 - Subordinated Debentures” to the consolidated financial statements for more details.

Stockholder's Equity

Stockholders’ equity at December 31, 2023 was $701.9 million, an increase of $64.4 million from $637.5 million at December 31, 2022. The increase during 2023 includes a $16.8 million increase in unrealized after-tax gain on securities available for sale due to changes in intermediate-term interest rates. 2023 net income, net of $30.5 million of dividends paid, added $49.5 million to stockholders' equity for the period. In addition, Hanmi repurchased 250,000 shares during 2023 at an average share price of $16.34 for a total cost of $4.1 million. At December 31, 2023, 409,972 shares remain under the Company’s share repurchase program.

Interest Rate Risk Management

The financial performance of the Company is impacted by changes in interest rates because the Company's primary source of income is derived from earning a spread between the interest income it receives on its interest-earning assets and the interest expense it pays on its interest-bearing liabilities, its net interest income. We emphasize capital protection through stable earnings rather than maximizing yield. In order to achieve stable earnings, we prudently manage our assets and liabilities and closely monitor the percentage changes in net interest income and equity value in relation to limits established within our guidelines.

The Company performs simulation modeling to measure sensitivity of its interest-earning assets and interest-bearing liabilities to changes in interest rates. It consists of forecasting the net interest income and measuring the economic value of equity in scenarios of instantaneous parallel shifts in the yield curve, and measuring changes from the current rate scenario. The following table summarizes the results as of December 31, 2023. The results are compared to policy limits, which for net interest income, specify the maximum tolerance level over a 1- to 12-month and a 13- to 24-month horizon.

	Net Interest Income Simulation
Change in	1- to 12-Month Horizon		13- to 24-Month Horizon
Interest	Dollar	Percentage	Dollar	Percentage
Rate	Change	Change	Change	Change
	(dollars in thousands)
300%	$(1,869)	(0.84%)	$4,454	1.75%
200%	$(2,029)	(0.92%)	$843	0.33%
100%	$(56)	(0.03%)	$2,528	0.99%
(100%)	$(1,703)	(0.77%)	$(6,482)	(2.55%)
(200%)	$(5,147)	(2.32%)	$(16,981)	(6.68%)
(300%)	$(10,084)	(4.55%)	$(31,131)	(12.24%)

	Economic Value of Equity (EVE)
Change in
Interest	Dollar	Percentage
Rate	Change	Change
	(dollars in thousands)
300%	$(56,333)	(8.51%)
200%	$(39,880)	(6.02%)
100%	$(10,210)	(1.54%)
(100%)	$(8,396)	(1.27%)
(200%)	$(38,669)	(5.84%)
(300%)	$(92,019)	(13.90%)

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

The key assumptions, based upon loans receivable, securities and deposits, are as follows:

Conditional prepayment rates*:
Loans receivable	15%
Securities	6%
Deposit rate betas*:
NOW, savings, money market demand	48%
Time deposits, retail and wholesale	76%

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

The Company’s ability to pay dividends to shareholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFPI, in an amount not exceeding the greatest of: (1) retained earnings of the Bank; (2) net income of the Bank for its last fiscal year; or (3) the net income of the Bank for its current fiscal year. The Company paid $30.5 million ($1.00 per share), $28.6 million ($0.94 per share), and $16.5 million ($0.54 per share) in dividends in 2023, 2022, and 2021, respectively. As of January 1, 2024, after giving effect to the 2024 first quarter dividend declared by the Company, the Bank has the ability to pay $174.5 million of dividends without the prior approval of the Commissioner of the DFPI.

At December 31, 2023, the Bank’s total risk-based capital ratio was 14.27%, Tier 1 risk-based capital ratio was 13.26%, common equity Tier 1 capital ratio was 13.26%, and Tier 1 leverage capital ratio was 11.32%, placing the Bank in the “well capitalized” category, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00%, Tier 1 risk-based capital ratio equal to or greater than 8.00%, common equity Tier 1 capital ratio of 6.50%, and Tier 1 leverage capital ratio equal to or greater than 5.00%.

At December 31, 2023, the Company’s total risk-based capital ratio, Tier 1 risk-based capital ratio, common equity Tier 1 capital ratio and Tier 1 leverage capital ratio were 14.95%, 12.20%, 11.86%, and 10.37%, respectively, all of which exceeded the Company’s regulatory capital ratio requirements.

For a discussion of recently implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Act, see “Note 13 — Regulatory Matters” of Notes to Consolidated Financial Statements in this Report.

Liquidity

The Bank has Contingency Funding Plan (“CFP”) designed to ensure that liquidity sources are sufficient to meet its ongoing obligations and commitments, particularly in the event of a liquidity contraction. The CFP provides a framework for management and other critical personnel to follow in the event of a liquidity contraction or in anticipation of such an event. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed as a part of this Report are set forth on pages 51 through 104.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2023, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that as of December 31, 2023, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Hanmi Financial is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Hanmi Financial’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of Hanmi Financial’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, management concluded that Hanmi Financial maintained effective internal control over financial reporting as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements of Hanmi Financial and its subsidiaries, has issued an audit report on the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2023 in accordance with the standards of Public Company Accounting Oversight Board (United States).

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the sections of Hanmi Financial Corporation’s Definitive Proxy Statement to be filed with the SEC in connection with its 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) entitled “Election of Directors,” “Corporate Governance Principles and Board Matters,” “Executive Compensation — Officers” and “Beneficial Ownership of Principal Stockholders and Management — Delinquent Section 16(a) Reports.”

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the sections of the 2024 Proxy Statement entitled “Corporate Governance and Board Matters — Director Compensation,” “— CHR Committee Interlocks and Insider Participation” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management not otherwise included herein is incorporated by reference to the 2024 Proxy Statement under the heading “Beneficial Ownership of Principal Stockholders and Management.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the total number of shares available for issuance under the Company’s equity compensation plans as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	61,000	$22.73	1,116,555
Equity compensation plans not approved by security holders	—	—	—
Total equity compensation plans	61,000	$22.73	1,116,555

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the sections of the 2024 Proxy Statement entitled “Corporate Governance and Board Matters — Director Independence” and “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the section of the 2024 Proxy Statement entitled “Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “Audit and Non-Audit Fees.”

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

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Hanmi Financial Corporation and Subsidiaries

Los Angeles, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hanmi Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Credit Losses on Loans - Probability of Default / Loss Given Default Model

The allowance for credit losses on loans (as described in Note 1) is an estimate of expected credit losses, measured over the contractual life of the loans based on historical, current, and forward-looking information. The Company reported a gross loan portfolio of $6.1 billion and a related allowance for credit losses (ACL) on loans of $69.5 million at December 31, 2023. The Company employed a Probability of Default / Loss Given Default (PD/LGD) method for the commercial property, construction, and residential real estate property portfolios. At December 31, 2023, the PD/LGD model was applied to 79% of the loan portfolio.

The PD and LGD assumptions are largely based on internal default and loss history but may employ the use of third-party proxy loan information when insufficient loss history exists internally. The use of proxy loan information requires significant judgment to assess expected performance of the credit portfolio.

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

February 29, 2024

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands except share data)

	December 31,
	2023	2022

Assets
Cash and due from banks	$302,324	$352,421
Securities available for sale, at fair value (amortized cost of $967,031 and $978,796 as of December 31, 2023 and 2022, respectively)	865,739	853,838
Loans held for sale, at the lower of cost or fair value	12,013	8,043
Loans receivable, net of allowance for credit losses of $69,462 and $71,523 as of December 31, 2023 and 2022, respectively	6,112,972	5,895,610
Accrued interest receivable	23,371	18,537
Premises and equipment, net	21,959	22,850
Customers' liability on acceptances	625	328
Servicing assets	7,070	7,176
Goodwill and other intangible assets, net	11,099	11,225
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	35,226	51,924
Bank-owned life insurance	56,335	55,544
Prepaid expenses and other assets	105,223	84,381
Total assets	$7,570,341	$7,378,262

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,003,596	$2,539,602
Interest-bearing	4,276,978	3,628,470
Total deposits	6,280,574	6,168,072
Accrued interest payable	39,306	7,792
Bank's liability on acceptances	625	328
Borrowings	325,000	350,000
Subordinated debentures ($136,800 and $136,800 face amount less unamortized discount and debt issuance costs of $6,788 and $7,391 as of December 31, 2023 and 2022, respectively)	130,012	129,409
Accrued expenses and other liabilities	92,933	85,146
Total liabilities	6,868,450	6,740,747
Stockholders’ equity:
Preferred Stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,918,035 shares (30,368,655 shares outstanding) and 33,708,234 shares (30,485,621 shares outstanding) as of December 31, 2023 and 2022, respectively	34	33
Additional paid-in capital	586,912	583,410
Accumulated other comprehensive loss, net of tax benefit of $29,058 and $35,973 as of December 31, 2023 and 2022, respectively	(71,928)	(88,985)
Retained earnings	319,048	269,542
Less: treasury stock; 3,549,380 shares and 3,222,613 shares as of December 31, 2023 and 2022, respectively	(132,175)	(126,485)
Total stockholders’ equity	701,891	637,515
Total liabilities and stockholders’ equity	$7,570,341	$7,378,262

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Interest and dividend income:
Interest and fees on loans receivable	$339,811	$257,878	$208,602
Interest on securities	16,938	12,351	6,230
Dividends on FHLB stock	1,229	1,024	941
Interest on deposits in other banks	11,350	2,560	902
Total interest and dividend income	369,328	273,813	216,675
Interest expense:
Interest on deposits	134,708	25,938	11,655
Interest on borrowings	6,867	2,249	1,697
Interest on subordinated debentures	6,482	7,979	8,273
Total interest expense	148,057	36,166	21,625
Net interest income before credit loss expense	221,271	237,647	195,050
Credit loss expense (recovery)	4,342	836	(24,403)
Net interest income after credit loss expense (recovery)	216,929	236,811	219,453
Noninterest income:
Service charges on deposit accounts	10,147	11,488	11,043
Trade finance and other service charges and fees	4,832	4,805	4,628
Gain on sale of SBA loans	5,701	9,478	17,266
Net gain (loss) on sales of securities	(1,871)	—	(499)
Other operating income	15,370	8,429	8,058
Total noninterest income	34,179	34,200	40,496
Noninterest expense:
Salaries and employee benefits	81,398	76,140	72,561
Occupancy and equipment	18,340	17,648	19,075
Data processing	13,695	13,134	12,003
Professional fees	6,255	5,692	5,566
Supplies and communications	2,479	2,638	3,026
Advertising and promotion	3,105	3,637	2,649
Other operating expenses	11,255	11,395	9,575
Total noninterest expense	136,527	130,284	124,455
Income before tax	114,581	140,727	135,494
Income tax expense	34,540	39,333	36,817
Net income	$80,041	$101,394	$98,677
Basic earnings per share	$2.63	$3.33	$3.22
Diluted earnings per share	$2.62	$3.32	$3.22
Weighted-average shares outstanding:
Basic	30,269,740	30,299,148	30,393,559
Diluted	30,330,258	30,392,057	30,471,747

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$80,041	$101,394	$98,677
Other comprehensive income (loss), net of tax:
Unrealized gain (loss):
Unrealized holding gain (loss) arising during period	21,795	(113,094)	(17,185)
Unrealized gain on cash flow hedge	306	—	—
Unrealized gain (loss)	22,101	(113,094)	(17,185)
Income tax benefit (expense) related to items of other comprehensive income	(6,351)	32,552	5,303
Other comprehensive income (loss), net of tax	15,750	(80,542)	(11,882)

Reclassification adjustment for losses included in net earnings	1,871	—	499
Income tax benefit related to reclassification adjustment	(564)	—	(136)
Reclassification adjustment for losses included in net earnings, net of tax	1,307	—	363
Other comprehensive income (loss), net of tax	17,057	(80,542)	(11,519)
Total comprehensive income	$97,098	$20,852	$87,158

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders’
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at December 31, 2020	33,560,801	(2,842,966)	30,717,835	$33	$578,360	$3,076	$114,621	$(119,046)	$577,044
Issuance of awards pursuant to equity incentive plans, net of forfeitures	43,038	—	43,038	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,436	—	—	—	2,436
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(24,953)	(24,953)	—	—	—	—	(572)	(572)
Repurchase of common stock	—	(328,659)	(328,659)	—	—	—	—	(6,135)	(6,135)
Cash dividends paid (common stock, $0.54/share)	—	—	—	—	—	—	(16,514)	—	(16,514)
Net income	—	—	—	—	—	—	98,677	—	98,677
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(11,519)	—	—	(11,519)
Balance at December 31, 2021	33,603,839	(3,196,578)	30,407,261	$33	$580,796	$(8,443)	$196,784	$(125,753)	$643,417
Stock options exercised	—	1,500	1,500	—	19	—	—	—	19
Issuance of awards pursuant to equity incentive plans, net of forfeitures	104,395	—	104,395	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,595	—	—	—	2,595
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(27,535)	(27,535)	—	—	—	—	(732)	(732)
Cash dividends paid (common stock, $0.94/share)	—	—	—	—	—	—	(28,636)	—	(28,636)
Net income	—	—	—	—	—	—	101,394	—	101,394
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(80,542)	—	—	(80,542)
Balance at December 31, 2022	33,708,234	(3,222,613)	30,485,621	$33	$583,410	$(88,985)	$269,542	$(126,485)	$637,515
Stock options exercised	50,000	(35,273)	14,727	—	821	—	—	(821)	—
Issuance of awards pursuant to equity incentive plans, net of forfeitures	159,801	—	159,801	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	2,681	—	—	—	2,681
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(41,494)	(41,494)	—	—	—	—	(785)	(785)
Repurchase of common stock	—	(250,000)	(250,000)	—	—	—	—	(4,084)	(4,084)
Cash dividends paid (common stock, $1.00/share)	—	—	—	—	—	—	(30,535)	—	(30,535)
Net income	—	—	—	—	—	—	80,041	—	80,041
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	16,839	—	—	16,839
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	218	—	—	218
Balance at December 31, 2023	33,918,035	(3,549,380)	30,368,655	$34	$586,912	$(71,928)	$319,048	$(132,175)	$701,891

See Accompanying Notes to Consolidated Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$80,041	$101,394	$98,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,793	12,384	13,797
Amortization of servicing assets - net	2,456	2,672	2,292
Share-based compensation expense	2,681	2,595	2,436
Credit loss expense (recovery)	4,342	836	(24,403)
Loss on sales of securities	1,871	—	499
Gain on sales of SBA loans	(5,701)	(9,478)	(17,266)
Origination of SBA loans held for sale	(104,998)	(150,825)	(265,743)
Proceeds from sales of SBA loans	104,250	165,587	274,132
Change in bank-owned life insurance	(791)	(639)	(1,011)
Gain on sale of fixed assets	(3,957)	—	(45)
Change in prepaid expenses and other assets	(28,938)	(24,612)	2,657
Change in income tax assets	9,783	24,688	3,312
Valuation adjustment on servicing assets	(385)	385	—
Change in accrued interest payable and other liabilities	40,352	22,321	4,395
Net cash provided by operating activities	107,799	147,308	93,729
Cash flows from investing activities:
Purchases of securities available for sale	(106,971)	(166,564)	(513,243)
Proceeds from matured, called and repayment of securities	105,848	105,979	275,624
Proceeds from sales of securities available for sale	8,149	—	55,884
Purchases of loans receivable	(9,657)	(11,200)	(28,862)
Purchases of premises and equipment	(2,419)	(1,926)	(2,724)
Proceeds from disposition of premises and equipment	7,229	—	45
Proceeds from sales of other real estate owned ("OREO")	—	809	1,479
Change in loans receivable, excluding purchases	(212,173)	(808,604)	(235,242)
Net cash used in investing activities	(209,994)	(881,506)	(447,039)
Cash flows from financing activities:
Change in deposits	112,502	381,803	511,261
Change in borrowings	(25,000)	212,500	(12,500)
Issuance of subordinated debentures	—	—	107,929
Redemption of subordinated debentures, net of treasury debentures	—	(87,300)	(13,043)
Proceeds from exercise of stock options	—	19	—
Cash paid for employee vested shares surrendered due to employee tax liability	(785)	(732)	(572)
Repurchase of common stock	(4,084)	—	(6,135)
Cash dividends paid	(30,535)	(28,636)	(16,514)
Net cash provided by financing activities	52,098	477,654	570,426
Net increase (decrease) in cash and due from banks	(50,097)	(256,544)	217,116
Cash and due from banks at beginning of year	352,421	608,965	391,849
Cash and due from banks at end of period	$302,324	$352,421	$608,965

Supplemental disclosures of cash flow information:
Interest expense paid	$116,543	$29,535	$25,028
Income taxes paid	$16,536	$12,728	$31,400
Non-cash activities:
Transfer of loans receivable to other real estate owned	$—	$117	$—
Income tax (expense) benefit related to items of other comprehensive income	$(6,915)	$32,552	$4,668
Change in right-of-use asset obtained in exchange for lease liability	$8,109	$408	$2,805
Cashless exercise of stock options	$821	$—	$—

See Accompanying Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Summary of Operations

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is the holding company of Hanmi Bank (the “Bank”).

The Bank is a California state-chartered financial institution, the deposits of which are insured by the FDIC, up to applicable limits. The Bank is a state nonmember bank and the FDIC is its primary federal bank regulator. The California Department of Financial Protection and Innovation is the Bank's primary state bank regulator.

The Bank’s primary operations are related to traditional banking activities, including the acceptance of deposits and originating loans and investing in securities. The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American and other ethnic communities. The Bank’s full-service offices are located in markets where many of the businesses are owned by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. As of December 31, 2023, the Bank maintained a network of 35 full-service branch offices and eight loan production offices in California, Texas, Illinois, Virginia, New Jersey, New York, Colorado, Georgia and Washington.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Hanmi Financial and its wholly-owned subsidiaries, the Bank, and Hanmi Financial Corporation Statutory Trust I. All intercompany transactions and balances have been eliminated in consolidation.

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

Segment Reporting

Through our branch network and lending units, we provide a broad range of financial products and services to individuals and companies. These products include demand, time and savings deposits; and commercial and industrial, real estate and consumer lending. While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, we consider all of our operations to be aggregated in one reportable operating segment.

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

All of the securities held by the Company are available for sale debt securities. For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is recorded and an allowance for credit losses is established, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as a provision for or recovery of credit loss expense. Losses are charged against the allowance when management believes the risk of default of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available for sale debt securities totaled $3.3 million and $2.4 million at December 31, 2023 and 2022, respectively, and was excluded from the estimate of credit losses.

Loans receivable

Originated loans: Loans (other than SBA loans) are primarily originated by the Company with the intent to hold them for investment and are stated at the principal amount outstanding, net of deferred fees and costs. Net deferred fees and costs include nonrefundable loan fees, direct loan origination costs and initial direct costs. Net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the effective interest method or taken into income when the related loans are paid off or sold. The amortization of loan fees or costs is discontinued when a loan is placed on nonaccrual status. Interest income is recorded on an accrual basis in accordance with the terms of the respective loan and includes prepayment penalties. Equipment financing agreements are similar to commercial business loans in that the financing agreements are typically made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business.

Nonaccrual loans and nonperforming assets: Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become 90 or more days past due, unless management believes the loan is adequately collateralized and is in the process of collection. However, in certain instances, we may place a loan on nonaccrual status earlier, depending upon the individual circumstances surrounding the loan’s status. When an asset is placed on nonaccrual, previously accrued but unpaid interest is reversed against current interest income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual loans may be restored to accrual status when principal and interest become current and full repayment is expected, which generally occurs after payments of six months.

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

Allowance for credit losses

The Company calculates its allowance for credit losses by estimating expected credit losses on a collective basis for loans that share similar risk characteristics. Loans that do not share similar risk characteristics with other loans are evaluated for credit losses on an individual basis. The Company segments loans primarily by loan types, including the collateral type, loan purpose, contract term, amortization and payment structure, considering that the same type of loans share considerable similar risk characteristics. Depending on the type of the pool of financial assets with similar risk characteristics, the Company uses a DCF method, a PD/LGD method, or a WARM method to estimate expected credit losses.

The Company’s methodologies for estimating the allowance for credit losses consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that were reasonable and supportable, to the identified pools of financial assets with similar risk characteristics. For all methodologies, the Company determined that four quarters represented a reasonable and supportable forecast period and revert to a historical loss rate over twelve quarters on a straight-line basis. The Company leverages quarterly economic projections from the Federal Open Market Committee and Moody’s Analytics to inform its loss driver forecasts over the four-quarter forecast period, utilizing the national unemployment rate forecast as the primary loss driver. The Company applies an expected loss ratio based on internal historical losses adjusted as appropriate for qualitative factors. The Company's evaluation of market, industry or business specific data, changes in the underlying portfolio composition, trends relating to credit quality, delinquencies, and reasonable and supportable forecasts of economic conditions informed the estimate of qualitative factors.

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

Individually Evaluated Loans

Individually evaluated loans are measured for expected credit losses based on the present value of expected cash flows discounted at the effective interest rate, the observable market price, or the fair value of collateral. The allowance for collateral dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals, less estimated costs to sell. The allowance for collateral dependent loans varies based on the collateral coverage of the loan at the time of the designation as nonperforming. We continue to monitor the collateral coverage on these loans on a quarterly basis, based on recent appraisals, and adjust the allowance accordingly.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

Buildings and improvements	10 to 30 years
Furniture and equipment	3 to 10 years
Leasehold improvements	Term of lease or useful life, whichever is shorter
Software	3 to 7 years

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

Other Real Estate Owned and Repossessed Personal Property

Other real estate owned includes real estate acquired through foreclosure and other real estate holdings that are not used in the operation of the Company’s business. Repossessed personal property consists of equipment repossessed on defaulted equipment financing agreements. Other real estate owned and repossessed personal property are recorded at the lower of cost or fair value less estimated costs to sell. Subsequent declines in fair value are recorded through expense.

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

Goodwill and other intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company performed its annual impairment test and determined no impairment existed as of December 31, 2023.

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

Bank-Owned Life Insurance

We have purchased single premium life insurance policies (“bank-owned life insurance”) on certain current and former officers. The Bank and named beneficiaries of various current and former covered officers are the beneficiaries under each policy. In the event of the death of a covered officer, the Bank and named beneficiaries of the covered officer will receive the specified insurance benefit from the insurance carrier. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due, if any, that are probable at settlement. Under the Split Dollar Death Benefit Agreements, upon death of an active or former employee, the designated beneficiary(ies) are eligible to receive benefits, which in the aggregate, totaled $2.5 million at December 31, 2023.

Revenue Recognition

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), established a principles-based approach to recognizing revenue that applies to all contracts other than those covered by other authoritative U.S. GAAP guidance. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows are also required. The standard’s core principle is that a company shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally are required to use more judgment and make more estimates than under prior guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

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

The Company's noninterest income primarily includes service charges on deposit accounts, trade finance and other service charges and fees, servicing income, bank-owned life insurance income and gains or losses on sale of SBA loans and securities. Based on our assessment of revenue streams related to the Company's noninterest income, we concluded that the Company's performance obligations for such revenue streams are typically satisfied as services are rendered. If applicable, the Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers, and records contract assets when services are provided to customers before payment is received or before payment is due. The Company’s noninterest revenue streams are largely based on transactional activities and since the Company generally receives payments for its services during the period or at the time services are provided, there are no contract asset or receivable balances as of December 31, 2023 and 2022. Consideration is often received immediately or shortly after the Company satisfies its performance obligations and revenue is recognized.

The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross versus net) and concluded that our Consolidated Statements of Income do not include any revenue streams that are impacted by such gross versus net provisions of the standard.

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

Share-Based Compensation

The Company may provide awards of options, stock appreciation rights, restricted stock awards, restricted stock unit awards, shares granted as a bonus or in lieu of another award, dividend equivalents, other stock-based awards, or performance awards, together with any other right or interest to a participant. Plan participants may include executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. All stock options granted under its stock-based benefit plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock options granted generally vest based on three to five years of continuous service and expire 10 years from the date of grant. Restricted stock awards become fully vested after a certain number of years or after certain performance criteria are met. Performance stock units vest upon achievement of certain criteria and may have dividend equivalent rights associated with them. Hanmi Financial becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Restricted shares are forfeited if officers and employees terminate employment prior to the lapsing of restrictions or if certain market condition criteria are not met. Forfeitures of restricted stock are treated as canceled shares.

Excess tax benefits from the exercise or vesting of share-based awards are included as a reduction in the provision for income tax expense in the period in which the exercise or vesting occurs.

Earnings per Share

Earnings per share (“EPS”) is calculated on both a basic and a diluted basis. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings. For diluted EPS, the weighted-average number of common shares included the impact of unvested restricted stock under the treasury method.

Unvested restricted stock containing rights to non-forfeitable dividends are considered participating securities prior to vesting and have been included in the earnings allocation in computing basic and diluted EPS under the two-class method.

Treasury Stock

In January 2019, the Company's board of directors adopted a stock repurchase program, under which the Company may repurchase up to 5.0% of its then outstanding shares, or approximately 1.5 million shares of its common stock. The program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to purchase any particular number of shares. During the year ended December 31, 2023, there were 250,000 shares repurchased, for a total cost of $4.1 million.

We use the cost method of accounting for treasury stock. The cost method requires us to record the reacquisition cost of treasury stock as a deduction from stockholders’ equity on the Consolidated Balance Sheets.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

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

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge a certain level of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance in ASU 2011-04, Fair Value Measurement (Topic 820), the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Accounting Standards Adopted in 2023

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

The standard became effective for the Company for the interim and annual periods beginning on January 1, 2023. The adoption of ASU 2022-02 did not have a material effect on the Company’s operating results or financial condition.

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting: In March 2020, the FASB issued ASU 2020-04 to ease the potential burden in accounting for reference rate reform. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform.

ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848: In March 2021, it was announced LIBOR would cease on June 30, 2023. Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in this ASU will be deferred to December 31, 2024.

The new guidance on Topic 848 provided several optional expedients that reduce costs and complexity of accounting for reference rate reform, including measures to simplify or modify accounting issues resulting from reference rate reform for contract modifications, hedges, and debt securities.

The adoption of ASU 2020-04 did not have a material effect on the Company’s operating results or financial condition.

Recently Issued Accounting Standards Not Yet Effective

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures: In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures primarily related to income tax rate reconciliation and income taxes information. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 is not expected to have material effect on the Company’s operating results or financial condition.

ASU 2023-07, Segment Reporting (Topic 280): Segment Reporting: In November 2023, the FASB issued ASU 2023-07 to provide updates that improve reportable segment disclosure requirements, primarily through enhanced disclosures on significant segment expenses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 is not expected to have material effect on the Company’s operating results or financial condition.

Note 2 — Securities

The following is a summary of securities available for sale as of December 31, 2023 and 2022:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
December 31, 2023
U.S. Treasury securities	$86,355	$173	$(1,040)	$85,488
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	504,544	481	(62,697)	442,328
Mortgage-backed securities - commercial	59,973	—	(11,982)	47,991
Collateralized mortgage obligations	106,823	237	(9,649)	97,411
Debt securities	132,215	—	(7,590)	124,625
Total U.S. government agency and sponsored agency obligations	803,555	718	(91,918)	712,355
Municipal bonds-tax exempt	77,121	—	(9,225)	67,896
Total securities available for sale	$967,031	$891	$(102,183)	$865,739

December 31, 2022
U.S. Treasury securities	$49,690	$—	$(1,664)	$48,026
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	540,590	63	(75,501)	465,152
Mortgage-backed securities - commercial	61,799	—	(10,507)	51,292
Collateralized mortgage obligations	98,236	—	(12,751)	85,485
Debt securities	150,338	—	(11,839)	138,499
Total U.S. government agency and sponsored agency obligations	850,963	63	(110,598)	740,428
Municipal bonds-tax exempt	78,143	—	(12,759)	65,384
Total securities available for sale	$978,796	$63	$(125,021)	$853,838

The amortized cost and estimated fair value of securities as of December 31, 2023, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities. Mortgage-backed securities included in the table below may mature before their contractual maturities.

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Within one year	$62,521	$61,828
Over one year through five years	169,176	160,983
Over five years through ten years	83,720	77,608
Over ten years	651,614	565,320
Total	$967,031	$865,739

The following table summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2023 and 2022, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(in thousands, except number of securities)
December 31, 2023
U.S. Treasury securities	$(57)	$21,024	7	$(983)	$32,449	11	$(1,040)	$53,473	18
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(11)	2,324	5	(62,686)	411,417	118	(62,697)	413,741	123
Mortgage-backed securities - commercial	—	—	—	(11,982)	47,991	15	(11,982)	47,991	15
Collateralized mortgage obligations	(38)	7,074	2	(9,611)	63,610	24	(9,649)	70,684	26
Debt securities	—	—	—	(7,590)	124,625	26	(7,590)	124,625	26
Total U.S. government agency and sponsored agency obligations	(49)	9,398	7	(91,869)	647,643	183	(91,918)	657,041	190
Municipal bonds-tax exempt	—	—	—	(9,225)	67,896	19	(9,225)	67,896	19
Total	$(106)	$30,422	14	$(102,077)	$747,988	213	$(102,183)	$778,410	227

December 31, 2022
U.S. Treasury securities	$(414)	$33,812	14	$(1,250)	$14,215	4	$(1,664)	$48,027	18
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(1,712)	36,009	18	(73,789)	424,302	105	(75,501)	460,311	123
Mortgage-backed securities - commercial	(84)	4,069	1	(10,423)	47,221	14	(10,507)	51,290	15
Collateralized mortgage obligations	(1,011)	23,606	8	(11,740)	61,879	20	(12,751)	85,485	28
Debt securities	(1,103)	31,714	8	(10,736)	106,785	22	(11,839)	138,499	30
Total U.S. government agency and sponsored agency obligations	(3,910)	95,398	35	(106,688)	640,187	161	(110,598)	735,585	196
Municipal bonds-tax exempt	—	—	—	(12,759)	65,385	19	(12,759)	65,385	19
Total	$(4,324)	$129,210	49	$(120,697)	$719,787	184	$(125,021)	$848,997	233

The Company evaluates its available for sale securities portfolio for impairment on a quarterly basis. The Company did not recognize unrealized losses in income because it has the ability and the intent to hold and does not expect to be required to sell these securities until the recovery of their cost basis. The quarterly impairment assessment takes into account the changes in the credit quality of these debt securities since acquisition and the likelihood of a credit loss occurring over the life of the securities. In the event that a credit loss is expected to occur in the future, an allowance is established and a corresponding credit loss is recognized. Based on this analysis, the Company determined that no credit losses are expected to be realized on the tax-exempt municipal bond portfolio. The remainder of the securities portfolio consists of U.S. Treasury obligations, U.S. government agency securities, and U.S. government sponsored agency securities, all of which have the backing of the U.S. government, and are therefore not expected to incur credit losses.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Gross realized gains on sales of securities	$—	$—	$99
Gross realized losses on sales of securities	(1,871)	—	(598)
Net realized gains (losses) on sales of securities	$(1,871)	$—	$(499)
Proceeds from sales of securities	$8,149	—	55,884

For the year ended December 31, 2023, the Company recorded $1.9 million in net realized loss from sale of securities that had previously been recognized as net unrealized losses of $1.7 million in comprehensive income.

There were no sales of securities for the year ended December 31, 2022. For the year ended December 31, 2021, the Company recorded $0.5 million in net realized loss from the sale of securities that had previously been recognized as net unrealized losses of $0.1 million in comprehensive income.

Securities available for sale with market values of $24.8 million and $23.4 million as of December 31, 2023 and 2022, respectively, were pledged to secure advances from the Federal Reserve Bank (“FRB”) Discount Window and the Bank Term Funding Program (“BTFP”), and for other purposes as required or permitted by law.

At year-end 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.
Note 3 — Loans Receivable

The Board of Directors and management review and approve the Bank’s loan policy and procedures on a regular basis to reflect matters such as regulatory and organizational structure changes, strategic planning revisions, concentrations of credit, loan delinquencies and nonperforming loans, and problem loans.

Real estate loans are loans secured by liens or interest in real estate, to provide for the purchase, construction or refinance of real estate properties. Commercial and industrial loans consist of commercial term loans, commercial lines of credit and can include SBA loans. Alternatively, SBA loans can be real estate secured. Equipment financing agreements are typically secured by the business assets being financed. We maintain management loan review and monitoring departments that review and monitor pass graded loans as well as problem loans to prevent further deterioration.

Concentrations of Credit: The majority of the Bank’s loan portfolio consists of commercial real estate loans.

Loans receivable, net

Loans receivable consisted of the following as of the dates indicated:

	December 31,
	2023	2022
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,107,360	$1,023,608
Hospitality	740,519	646,893
Office	574,981	499,946
Other (1)	1,366,534	1,553,729
Total commercial property loans	3,789,394	3,724,176
Construction	100,345	109,205
Residential (2)	962,661	734,472
Total real estate loans	4,852,400	4,567,853
Commercial and industrial loans (3)	747,819	804,492
Equipment financing agreements	582,215	594,788
Loans receivable	6,182,434	5,967,133
Allowance for credit losses	(69,462)	(71,523)
Loans receivable, net	$6,112,972	$5,895,610

(1)
Includes, among other property types, mixed-use, gas station, apartment, industrial, faith-based facilities and warehouse; the remaining real estate categories represent less than 1% of the Bank's total loans receivable.
(2)
Includes $1.9 million and $2.4 million of home equity loans and lines, and $4.5 million and $4.6 million of personal loans at December 31, 2023 and 2022, respectively.
(3)
At December 31, 2023 and 2022, PPP loans were $0.2 million and $0.9 million, respectively.

Accrued interest on loans was $19.8 million and $16.0 million at December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022, loans with carrying values of $2.36 billion and $2.40 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following table details the information on SBA loans held for sale by portfolio segment for the years ended December 31, 2023 and 2022:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
December 31, 2023
Balance at beginning of period	$3,775	$4,268	$8,043
Originations and transfers	65,705	39,293	104,998
Sales	(60,611)	(39,903)	(100,514)
Principal paydowns and amortization	(77)	(437)	(514)
Balance at end of period	$8,792	$3,221	$12,013

December 31, 2022
Balance at beginning of period	$6,954	$6,388	$13,342
Originations and transfers	99,547	51,278	150,825
Sales	(102,720)	(53,389)	(156,109)
Principal paydowns and amortization	(6)	(9)	(15)
Balance at end of period	$3,775	$4,268	$8,043

Loans held for sale were comprised of $12.0 million and $8.0 million of the guaranteed portion of SBA 7(a) loans at December 31, 2023 and 2022, respectively.

The following table presents loans purchased by portfolio segment for the years ended December 31, 2023 and 2022:

	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Total
	(in thousands)
2023	$—	$9,657	$—	$9,657
2022	$11,030	$180	$18,715	$29,925

Allowance for credit losses

The following table details the information on the allowance for credit losses by portfolio segment for the years ended December 31, 2023, 2022 and 2021:

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
December 31, 2023
Allowance for credit losses:
Beginning balance	$44,026	$15,267	$12,230	$71,523
Charge-offs	(627)	(6,657)	(8,806)	(16,090)
Recoveries	312	7,089	1,646	9,047
Provision (recovery) for credit losses	1,788	(5,442)	8,636	4,982
Ending balance	$45,499	$10,257	$13,706	$69,462
December 31, 2022
Allowance for credit losses:
Beginning balance	$48,890	$12,418	$11,249	$72,557
Charge-offs	(1,886)	(524)	(2,312)	(4,722)
Recoveries	848	1,178	1,322	3,348
Provision (recovery) for credit losses	(3,826)	2,195	1,971	340
Ending balance	$44,026	$15,267	$12,230	$71,523
December 31, 2021
Allowance for credit losses:
Beginning balance	$51,876	$21,410	$17,140	$90,426
Charge-offs	(1,427)	(546)	(4,400)	(6,373)
Recoveries	10,807	897	946	12,650
Provision (recovery) for credit losses	(12,366)	(9,343)	(2,437)	(24,146)
Ending balance	$48,890	$12,418	$11,249	$72,557

The table below presents the allowance for credit losses by portfolio segment as a percentage of the total allowance for credit losses and loans by portfolio segment as a percentage of the aggregate investment of loans receivable for the years ended December 31, 2023 and 2022:

	December 31, 2023				December 31, 2022
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$10,264	14.8%	$1,107,360	17.9%	$7,872	11.0%	$1,023,608	17.2%
Hospitality	15,534	22.4	740,519	12.0	13,407	18.7	646,893	10.8
Office	3,024	4.4	574,981	9.3	2,293	3.2	499,946	8.4
Other	8,663	12.4	1,366,534	22.1	13,056	18.3	1,553,729	26.0
Total commercial property loans	37,485	54.0	3,789,394	61.3	36,628	51.2	3,724,176	62.4
Construction	2,756	4.0	100,345	1.6	4,022	5.7	109,205	1.8
Residential	5,258	7.5	962,661	15.6	3,376	4.7	734,472	12.4
Total real estate loans	45,499	65.5	4,852,400	78.5	44,026	61.6	4,567,853	76.6
Commercial and industrial loans	10,257	14.8	747,819	12.1	15,267	21.3	804,492	13.4
Equipment financing agreements	13,706	19.7	582,215	9.4	12,230	17.1	594,788	10.0
Total	$69,462	100.0%	$6,182,434	100.0%	$71,523	100.0%	$5,967,133	100.0%

The following table represents the amortized cost basis of collateral dependent loans by class of loans as of December 31, 2023 and 2022, for which repayment is expected to be obtained through the sale of the underlying collateral and any collateral dependent loans that are still accruing but are considered nonperforming.

	December 31,
	2023	2022
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,530	$1,930
Hospitality	338	—
Other (1)	305	256
Total commercial property loans	2,173	2,186
Residential	1	508
Total real estate loans	2,174	2,694
Commercial and industrial loans	5,178	—
Total	$7,352	$2,694

(1)
Includes, among other property types, mixed-use, gas station, apartment, industrial, faith-based facilities and warehouse; the remaining real estate categories represent less than one percent of the Bank's total loans receivable.

Loan Quality Indicators

As part of the on-going monitoring of the quality of our loan portfolio, we utilize an internal loan grading system to identify credit risk and assign an appropriate grade (from 1 to 8) for each loan in our portfolio. Third-party loan reviews are conducted annually on a sample basis. Additional adjustments are made when determined to be necessary. The loan grade definitions are as follows:

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
	(in thousands)
December 31, 2023
Real estate loans:
Commercial property
Risk Rating
Pass / Pass Watch	$683,819	$986,822	$858,821	$572,950	$378,067	$238,400	$30,236	$3,749,115
Special Mention	4,400	3,997	3,271	5,670	711	2,310	1,406	21,765
Classified	3,065	1,080	4,899	—	5,578	3,892	—	18,514
Total commercial property	691,284	991,899	866,991	578,620	384,356	244,602	31,642	3,789,394
YTD gross charge-offs	—	—	—	411	—	216	—	627
YTD net charge-offs (recoveries)	—	—	—	403	—	(81)	—	322

Construction
Risk Rating
Pass / Pass Watch	72,039	—	—	—	—	—	—	72,039
Special Mention	—	—	28,306	—	—	—	—	28,306
Classified	—	—	—	—	—	—	—	—
Total construction	72,039	—	28,306	—	—	—	—	100,345
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Risk Rating
Pass / Pass Watch	290,196	375,712	158,618	12,656	217	119,736	5,025	962,160
Special Mention	—	—	—	—	—	—	500	500
Classified	—	—	—	—	—	1	—	1
Total residential	290,196	375,712	158,618	12,656	217	119,737	5,525	962,661
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(7)	—	(7)

Total real estate loans
Risk Rating
Pass / Pass Watch	1,046,054	1,362,534	1,017,439	585,606	378,284	358,136	35,261	4,783,314
Special Mention	4,400	3,997	31,577	5,670	711	2,310	1,906	50,571
Classified	3,065	1,080	4,899	—	5,578	3,893	—	18,515
Total real estate loans	1,053,519	1,367,611	1,053,915	591,276	384,573	364,339	37,167	4,852,400
YTD gross charge-offs	—	—	—	411	—	216	—	627
YTD net charge-offs (recoveries)	—	—	—	403	—	(88)	—	315

Commercial and industrial loans:
Risk Rating
Pass / Pass Watch	177,864	169,209	84,198	31,348	9,971	12,920	242,044	727,554
Special Mention	—	14,578	—	102	—	65	(1)	14,744
Classified	329	—	—	—	79	174	4,939	5,521
Total commercial and industrial loans	178,193	183,787	84,198	31,450	10,050	13,159	246,982	747,819
YTD gross charge-offs	—	17	—	—	110	410	6,120	6,657
YTD net charge-offs (recoveries)	—	5	(7)	—	101	(6,621)	6,090	(432)

Equipment financing agreements:
Risk Rating
Pass / Pass Watch	215,670	211,228	101,622	24,340	18,832	3,192	—	574,884
Special Mention	—	—	—	—	—	—	—	—
Classified	392	4,171	1,945	365	401	57	—	7,331
Total equipment financing agreements	216,062	215,399	103,567	24,705	19,233	3,249	—	582,215
YTD gross charge-offs	178	3,944	3,267	386	799	232	—	8,806
YTD net charge-offs (recoveries)	178	3,744	2,858	244	250	(114)	—	7,160

Total loans receivable:
Risk Rating
Pass / Pass Watch	1,439,588	1,742,971	1,203,259	641,294	407,087	374,248	277,305	6,085,752
Special Mention	4,400	18,575	31,577	5,772	711	2,375	1,905	65,315
Classified	3,786	5,251	6,844	365	6,058	4,124	4,939	31,367
Total loans receivable	$1,447,774	$1,766,797	$1,241,680	$647,431	$413,856	$380,747	$284,149	$6,182,434
YTD gross charge-offs	178	3,961	3,267	797	909	858	6,120	16,090
YTD net charge-offs (recoveries)	178	3,749	2,851	647	351	(6,823)	6,090	7,043

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
	(in thousands)
December 31, 2023
Real estate loans:
Commercial property
Payment performance
Performing	$689,449	$991,899	$866,841	$578,620	$384,275	$243,819	$31,642	$3,786,545
Nonperforming	1,835	—	150	—	81	783	—	2,849
Total commercial property	691,284	991,899	866,991	578,620	384,356	244,602	31,642	3,789,394
YTD gross charge-offs	—	—	—	411	—	216	—	627
YTD net charge-offs (recoveries)	—	—	—	403	—	(81)	—	322

Construction
Payment performance
Performing	72,039	—	28,306	—	—	—	—	100,345
Nonperforming	—	—	—	—	—	—	—	—
Total construction	72,039	—	28,306	—	—	—	—	100,345
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Payment performance
Performing	290,196	375,712	158,618	12,656	217	119,736	5,525	962,660
Nonperforming	—	—	—	—	—	1	—	1
Total residential	290,196	375,712	158,618	12,656	217	119,737	5,525	962,661
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(7)	—	(7)

Total real estate loans
Payment performance
Performing	1,051,684	1,367,611	1,053,765	591,276	384,492	363,555	37,167	4,849,550
Nonperforming	1,835	—	150	—	81	784	—	2,850
Total real estate loans	1,053,519	1,367,611	1,053,915	591,276	384,573	364,339	37,167	4,852,400
YTD gross charge-offs	—	—	—	411	—	216	—	627
YTD net charge-offs (recoveries)	—	—	—	403	—	(88)	—	315

Commercial and industrial loans:
Payment performance
Performing	177,864	183,787	84,198	31,415	10,050	13,066	242,134	742,514
Nonperforming	329	—	—	35	—	93	4,848	5,305
Total commercial and industrial loans	178,193	183,787	84,198	31,450	10,050	13,159	246,982	747,819
YTD gross charge-offs	—	17	—	—	110	410	6,120	6,657
YTD net charge-offs (recoveries)	—	5	(7)	—	101	(6,621)	6,090	(432)

Equipment financing agreements:
Payment performance
Performing	215,670	211,228	101,622	24,340	18,844	3,192	—	574,896
Nonperforming	392	4,171	1,945	365	389	57	—	7,319
Total equipment financing agreements	216,062	215,399	103,567	24,705	19,233	3,249	—	582,215
YTD gross charge-offs	178	3,944	3,267	386	799	232	—	8,806
YTD net charge-offs (recoveries)	178	3,744	2,858	244	250	(114)	—	7,160

Total loans receivable:
Payment performance
Performing	1,445,218	1,762,626	1,239,585	647,031	413,386	379,813	279,301	6,166,960
Nonperforming	2,556	4,171	2,095	400	470	934	4,848	15,474
Total loans receivable	$1,447,774	$1,766,797	$1,241,680	$647,431	$413,856	$380,747	$284,149	$6,182,434
YTD gross charge-offs	178	3,961	3,267	797	909	858	6,120	16,090
YTD net charge-offs (recoveries)	178	3,749	2,851	647	351	(6,823)	6,090	7,043

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

(1)
Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision

Nonaccrual Loans and Nonperforming Assets

The following tables represent the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of December 31, 2023 and 2022.

	December 31, 2023
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,717	$321	$—	$2,038
Hospitality	338	150	—	488
Office	—	—	—	—
Other	305	18	—	323
Total commercial property loans	2,360	489	—	2,849
Residential	1	—	—	1
Total real estate loans	2,361	489	—	2,850
Commercial and industrial loans	5,213	92	—	5,305
Equipment financing agreements	570	6,749	—	7,319
Total	$8,144	$7,330	$—	$15,474

	December 31, 2022
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,929	$—	$—	$1,929
Other	540	731	—	1,271
Total commercial property loans	2,469	731	—	3,200
Residential	508	—	—	508
Total real estate loans	2,977	731	—	3,708
Commercial and industrial loans	—	422	—	422
Equipment financing agreements	215	5,501	—	5,716
Total	$3,192	$6,654	$—	$9,846

The Company recognized $0.2 million, $46,000 and $0.7 million of interest income on nonaccrual loans for the twelve months ended December 31, 2023, 2022 and 2021, respectively.

The following is an aging analysis of loans, disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
	(in thousands)
December 31, 2023
Real estate loans:
Commercial property
Retail	$632	$—	$—	$632	$1,106,728	$1,107,360
Hospitality	—	150	22	172	740,347	740,519
Office	—	—	—	—	574,981	574,981
Other	592	—	—	592	1,365,942	1,366,534
Total commercial property loans	1,224	150	22	1,396	3,787,998	3,789,394
Construction	—	—	—	—	100,345	100,345
Residential	521	336	1	858	961,803	962,661
Total real estate loans	1,745	486	23	2,254	4,850,146	4,852,400
Commercial and industrial loans	76	120	5,178	5,374	742,445	747,819
Equipment financing agreements	7,138	2,134	4,551	13,823	568,392	582,215
Total loans receivable	$8,959	$2,740	$9,752	$21,451	$6,160,983	$6,182,434

December 31, 2022
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$1,023,608	$1,023,608
Hospitality	—	—	—	—	646,893	646,893
Office	—	—	—	—	499,946	499,946
Other	—	494	—	494	1,553,235	1,553,729
Total commercial property loans	—	494	—	494	3,723,682	3,724,176
Construction	—	—	—	—	109,205	109,205
Residential	313	804	7	1,124	733,348	734,472
Total real estate loans	313	1,298	7	1,618	4,566,235	4,567,853
Commercial and industrial loans	77	79	—	156	804,336	804,492
Equipment financing agreements	5,825	1,271	2,949	10,045	584,743	594,788
Total loans receivable	$6,215	$2,648	$2,956	$11,819	$5,955,314	$5,967,133

The following table details nonperforming assets as of the dates indicated:

	As of December 31,
	2023	2022
	(in thousands)
Nonaccrual loans	$15,474	$9,846
Loans receivable 90 days or more past due and still accruing	—	—
Total nonperforming loans receivable	15,474	9,846
Other real estate owned ("OREO")	117	117
Total nonperforming assets	$15,591	$9,963

OREO consisted of one property with a carrying value of $0.1 million as of December 31, 2023 and 2022. OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of December 31, 2023 and 2022.

Loan Modifications

No loans were modified to borrowers experiencing financial difficulty during the twelve months ended December 31, 2023, 2022 or 2021.

Note 4 — Servicing Assets

The changes in servicing assets for the years ended December 31, 2023 and 2022 were as follows:

	As of December 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$7,176	$7,080
Additions related to sale of SBA loans	1,965	3,153
Amortization	(2,456)	(2,672)
Change in valuation allowance	385	(385)
Balance at end of period	$7,070	$7,176

At December 31, 2023 and 2022, we serviced loans sold to unaffiliated parties in the amount of $539.6 million and $523.6 million, respectively. These loans are maintained off-balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

The Company recorded servicing fee income of $5.2 million, $4.9 million and $4.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Servicing fee income, net of amortization of servicing assets and liabilities, is included in other operating income in the consolidated statements of income.

The fair value of servicing rights was $7.7 million at December 31, 2023. Fair value at December 31, 2023 was determined using discount rates ranging from 14.4% to 24.7% and prepayment speeds ranging from 12.2% to 19.7%, depending on the stratification of the specific servicing right. The fair value of servicing rights was $7.1 million at December 31, 2022. Fair value at December 31, 2022 was determined using discount rates ranging from 21.9% to 25.3% and prepayment speeds ranging from 10.8% to 16.7%, depending on the stratification of the specific servicing right.

Note 5 — Premises and Equipment

The following is a summary of the major components of premises and equipment:

	As of December 31,
	2023	2022
	(in thousands)
Land	$5,319	$6,850
Building and improvements	9,420	12,643
Furniture and equipment	31,014	30,341
Leasehold improvements	20,130	18,246
Fixed assets in process	1,059	32
	66,942	68,112
Accumulated depreciation and amortization	(44,983)	(45,262)
Total premises and equipment, net	$21,959	$22,850

Depreciation and amortization expense related to premises and equipment was $3.3 million, $3.9 million and $4.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 6 — Leases

The Company enters into leases in the normal course of business primarily for financial centers, back-office operations locations, business development offices, information technology data centers and information technology equipment. At December 31, 2023, the Company’s leases have remaining terms ranging from four months to ten years and one month, some of which include renewal or termination options to extend the lease for up to five years.

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

In determining whether a contract contained a lease, we determined whether an arrangement was or included a lease at contract inception. Operating lease right-of-use asset and liability were recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. The right-of-use asset and lease liability were $42.4 million and $46.4 million, respectively, as of December 31, 2023. The outstanding balances of the right-of-use asset and lease liability were $40.4 million and $44.2 million, respectively, as of December 31, 2022.

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

We lease our premises under non-cancelable operating leases. At December 31, 2023, future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2024	$8,861
2025	8,052
2026	6,898
2027	6,576
2028	6,145
Thereafter	14,927
Remaining lease commitments	51,459
Interest	(5,057)
Present value of lease liability	$46,402

For the years ended December 31, 2023, 2022 and 2021, net rental expenses recorded under such leases amounted to $8.8 million, $8.3 million, and $8.5 million, respectively. This included operating lease costs of $8.7 million, $7.9 million and $8.1 million for the twelve months ended December 31, 2023, 2022 and 2021, respectively.

Weighted average remaining lease terms for the Company’s operating leases were 6.82 years and 7.12 years as of December 31, 2023 and 2022, respectively. Weighted average discount rates used for the Company’s operating leases were 2.98% and 2.42% as of December 31, 2023 and 2022, respectively.

Cash paid, and included in cash flows from operating activities, for amounts included in the measurement of the lease liability for the Company's operating leases for the twelve months ended December 31, 2023, 2022 and 2021 was $8.7 million, $8.0 million and $8.0 million, respectively.

Note 7 — Goodwill and other intangibles

The third-party originators intangible of $483,000 and goodwill of $11.0 million were recorded as a result of the acquisition of an equipment financing agreements portfolio in 2016. The core deposit intangible of $2.2 million was recognized for the deposits acquired in a 2014 acquisition. The Company's intangible assets were as follows for the periods indicated:

		December 31, 2023			December 31, 2022
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Core deposit intangible	10 years	$2,213	$(2,145)	$68	$2,213	$(2,031)	$182
Third-party originators intangible	7 years	483	(483)	—	483	(471)	12
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$13,727	$(2,628)	$11,099	$13,727	$(2,502)	$11,225

The Company performed an impairment analysis in the fourth quarter of 2023 and determined no impairment existed as of December 31, 2023. No triggering event occurred as of, or subsequent to December 31, 2023, that would require a reassessment of goodwill and other intangible assets. There were no impairment charges related to intangible assets recorded in earnings in the three years ended December 31, 2023.

Note 8 — Deposits

Time deposits more than $250,000 at year-end 2023 and 2022 were $1.00 billion and $697.0 million, respectively.

At December 31, 2023, the scheduled maturities of time deposits were as follows:

Year Ending December 31,	Time Deposits More Than $250,000	Other Time Deposits	Total
	(in thousands)
2024	$995,830	$1,444,509	$2,440,339
2025	3,928	6,205	10,133
2026	263	3,142	3,405
2027	—	572	572
2028 & thereafter	—	418	418
Total	$1,000,021	$1,454,846	$2,454,867

A summary of interest expense on deposits was as follows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Demand: interest-bearing	$117	$100	$61
Money market and savings	44,066	12,753	5,199
Time deposits more than $250,000	42,762	4,457	726
Other time deposits	47,763	8,628	5,669
Total interest expense on deposits	$134,708	$25,938	$11,655

Accrued interest payable on deposits was $39.2 million and $7.8 million at December 31, 2023 and 2022, respectively. Total deposits reclassified to loans due to overdrafts at December 31, 2023 and 2022 were $1.6 million and $1.2 million, respectively.

Note 9 — Borrowings

Borrowings consisted of FHLB advances, which represent collateralized obligations with the FHLB. The following is a summary of contractual maturities of FHLB advances:

	As of December 31,
	2023		2022
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Open advances	$212,500	5.70%	$250,000	4.65%
Advances due within 12 months	37,500	0.40	50,000	0.97
Advances due over 12 months through 24 months	12,500	1.90	37,500	0.40
Advances due over 24 months through 36 months	62,500	4.37	12,500	1.90
Outstanding advances	$325,000	4.69%	$350,000	3.57%

The following is financial data pertaining to FHLB advances:

	As of December 31,
	2023	2022	2021
	(dollars in thousands)
Weighted-average interest rate at end of year	4.69%	3.57%	1.05%
Weighted-average interest rate during the year	3.48%	1.52%	1.17%
Average balance of FHLB advances	$197,390	$148,027	$145,277
Maximum amount outstanding at any month-end	$450,000	$350,000	$162,500

We have pledged loans receivable with carrying values of $2.36 billion at December 31, 2023, as collateral with the FHLB for this borrowing facility. The total borrowing capacity available from the pledged collateral is $1.54 billion, of which $1.09 billion remained available at December 31, 2023. At December 31, 2023, the available borrowing capacity through the Federal Reserve Bank of San Francisco Discount Window and the BTFP was $23.2 million on pledged securities with market values of $24.8 million, none of which was outstanding. At December 31, 2022, the available borrowing capacity through the Federal Reserve Bank of San Francisco Discount Window was $22.0 million on pledged securities with market values of $23.4 million, none of which was outstanding.

At December 31, 2023, advances from the FHLB with a weighted average interest rate of 4.69% were $325.0 million, a decrease of $25.0 million from $350.0 million with a weighted average interest rate of 3.57% at December 31, 2022. FHLB open advances were $212.5 million with a weighted average interest rate of 5.70% while the remainder of term advances were $112.5 million with a weighted average interest rate of 2.77% at December 31, 2023. At December 31, 2022, the Bank had $250.0 million of open advances and $100.0 million of term advances at the FHLB with a weighted average rate of 4.65% and 0.87%, respectively. For the years ended December 31, 2023, 2022 and 2021, interest expense on FHLB advances were $6.9 million, $2.2 million and $1.7 million, respectively, and the weighted-average interest rates were 3.48%, 1.52% and 1.17%, respectively.

Note 10 — Subordinated Debentures

On August 20, 2021, the Company issued Fixed-to-Floating Subordinated Notes (“2031 Notes”) of $110.0 million with a final maturity date of September 1, 2031. The 2031 Notes have an initial fixed interest rate of 3.75% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, up to but excluding September 1, 2026. From and including September 1, 2026 and thereafter, the 2031 Notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be the Three-Month Term SOFR) plus 310 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. If the then current three-month term SOFR rate is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance cost was $2.1 million, which is being amortized through the 2031 Notes maturity date. At December 31, 2023 and 2022, the balance of the 2031 Notes included in the Company’s Consolidated Balance Sheet, net of debt issuance cost, was $108.3 million and $108.2 million, respectively. The amortization of debt issuance cost was $183,000, $176,000 and $62,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

During the year ended December 31, 2022, the Company redeemed its 2027 Notes. A portion of the redemption was funded with the proceeds from the Company’s 2021 subordinated debt offering. The redemption price for each of the 2027 Notes equaled 100% of the outstanding principal amount redeemed, plus any accrued and unpaid interest thereon. All interest accrued on the 2027 Notes ceased to accrue on and after March 30, 2022. Upon the redemption, the Company recognized a pre-tax charge of $1.1 million for the remaining unamortized debt issuance costs associated with the 2027 Notes. The amortization of debt issuance cost was $1.1 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.

At December 31, 2023 and 2022, the balance of Fixed-to-Floating Subordinated Notes included in the Company’s Consolidated Balance Sheet, net of debt issuance cost, was $108.3 million and $108.2 million, respectively.

The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005 which issued $26.0 million of Trust Preferred Securities (“TPS”) at a 6.26% fixed rate for the first five years and a variable rate at the three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The rate on the TPS at December 31, 2023 was 7.05%. Beginning September 15, 2023, the variable rate on the TPS changed to the three-month SOFR plus approximately 166 basis points, representing a credit spread of 140 basis points and an approximate 26 basis point adjustment to convert three-month LIBOR to three-month SOFR. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At December 31, 2023 and 2022, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $5.1 million and $5.6 million, was $21.7 million and $21.2 million, respectively. The amortization of discount was $420,000, $412,000 and $402,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Unrecognized tax benefits at beginning of year	$258	$258	$—
Gross increase for new tax positions	—	—	258
Unrecognized tax benefits at end of year	$258	$258	$258

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $258,000 as of December 31, 2023, 2022 and 2021. The Company records interest expense and penalties related to unrecognized tax benefits in income tax expense. The amount of accrued interest was $71,000 and $33,000 at December 31, 2023 and 2022, respectively. The amount of penalties accrued was $112,000 and $44,000 at December 31, 2023 and 2022, respectively.

For the years ended December 31, 2023 and 2022, there was no change to unrecognized tax benefits related to California Enterprise Zone hiring credits. For the year ended December 31, 2021, unrecognized tax benefits increased by $258,000 related to California Enterprise Zone hiring credits.

We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest and penalties are included within accrued expenses and liabilities on the Consolidated Balance Sheets.

As of December 31, 2023, the Company is subject to examination by federal and various state tax authorities for certain years ending December 31, 2019 through 2022. As of December 31, 2023, the Company is under audit with the state of California for tax years 2020 and 2021.

A summary of the provision for income taxes was as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Current expense:
Federal	$26,336	$1,310	$21,805
State	13,610	304	10,901
Total current expense	39,946	1,614	32,706
Deferred expense (benefit):
Federal	$(4,980)	27,674	4,914
State	(426)	10,045	(803)
Total deferred expense	(5,406)	37,719	4,111
Income tax expense	$34,540	$39,333	$36,817

Deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Deferred tax assets:
Provision for credit losses	$20,745	$21,626	$21,671
Purchase accounting	1,467	2,149	3,360
Net operating loss carryforward	13,712	14,590	15,316
Unrealized loss on securities available for sale	29,120	35,973	3,421
Lease liability	13,729	13,029	14,712
Tax credits	—	1,711	—
State taxes	2,741	54	2,318
Other	4,283	3,793	4,032
Total deferred tax assets	85,797	92,925	64,830
Deferred tax liabilities:
Mark to market	(32,992)	(38,916)	(3,531)
Depreciation	(333)	(1,292)	(1,292)
Leases - right of use assets	(12,592)	(11,932)	(13,738)
Other	(2,790)	(2,836)	(2,650)
Total deferred tax liabilities	(48,707)	(54,976)	(21,211)
Valuation allowance	(1,864)	(1,276)	(1,644)
Net deferred tax assets	$35,226	$36,673	$41,975

As of each reporting date, management considers the realization of deferred tax assets based on management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. As of December 31, 2023, management determined that a valuation allowance of $1.9 million was appropriate against certain state net operating losses. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. As of December 31, 2022, management determined that a valuation allowance of $1.3 million was appropriate against certain state net operating losses.

As of December 31, 2023, the Company had net operating loss carryforwards of $7.2 million and $190.9 million for federal and state income tax purposes, respectively. The federal net operating loss carryforwards of $7.2 million expire at various dates from 2034 to 2035. The state net operating loss carryforwards include California of $128.9 million which expire at various dates from 2031 through 2035, and Illinois of $62.0 million which expire at various dates from 2035-2036. Management determined that a partial valuation allowance was required against the Illinois net operating loss carryforwards. As of December 31, 2023, the Company had no remaining low income housing tax credit carryforwards.

Reconciliation between the federal statutory income tax rate and the effective tax rate is shown in the following table:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.00%	21.00%	21.00%
State taxes, net of federal tax benefits	9.06	7.33	5.81
Tax credit - federal	(1.52)	(1.30)	(1.16)
Low-income housing amortization	1.64	1.34	1.37
Other	(0.03)	(0.42)	0.16
Effective tax rate	30.15%	27.95%	27.18%

Note 12 — Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income for the year ended December 31, 2023, 2022 and 2021 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Cash Flow Hedge	Tax Benefit (Expense)	Total
	(in thousands)
For the year ended December 31, 2023
Balance at beginning of period	$(124,958)	$—	$35,973	$(88,985)
Other comprehensive income (loss) before reclassification	21,795	306	(6,351)	15,750
Reclassification from accumulated other comprehensive income	1,871	—	(564)	1,307
Net current period other comprehensive income	23,666	306	(6,915)	17,057
Balance at end of period	$(101,292)	$306	$29,058	$(71,928)

For the year ended December 31, 2022
Balance at beginning of period	$(11,864)	$—	$3,421	$(8,443)
Other comprehensive income (loss) before reclassification	(113,094)	—	32,552	(80,542)
Net current period other comprehensive income	(113,094)	—	32,552	(80,542)
Balance at end of period	$(124,958)	$—	$35,973	$(88,985)

For the year ended December 31, 2021
Balance at beginning of period	$4,323	$—	$(1,247)	$3,076
Other comprehensive income (loss) before reclassification	(16,686)	—	4,668	(12,018)
Reclassification from accumulated other comprehensive income	499	—	—	499
Net current period other comprehensive income	(16,187)	—	4,668	(11,519)
Balance at end of period	$(11,864)	$—	$3,421	$(8,443)

For the year ended December 31, 2023, there was a $1.9 million reclassification from accumulated other comprehensive income to net loss on sales of securities in noninterest income. Net unrealized losses of $1.7 million related to these sold securities had previously been recorded in accumulated other comprehensive income or loss.

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

At December 31, 2023, the Bank’s capital ratios exceeded the minimum requirements to place the Bank in the “well capitalized” category and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.50% must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Bank’s capital conservation buffer was 6.27% and 5.86% and the Company's capital conservation buffer was 6.20% and 5.71% as of December 31, 2023 and 2022, respectively.

The capital ratios of Hanmi Financial and the Bank as of December 31, 2023 and 2022 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2023
Total capital (to risk-weighted assets):
Hanmi Financial	$947,286	14.95%	$506,891	8.00%	N/A	N/A
Hanmi Bank	$904,153	14.27%	$506,741	8.00%	$633,426	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$773,179	12.20%	$380,168	6.00%	N/A	N/A
Hanmi Bank	$840,046	13.26%	$380,056	6.00%	$506,741	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$751,516	11.86%	$285,126	4.50%	N/A	N/A
Hanmi Bank	$840,046	13.26%	$285,042	4.50%	$411,727	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$773,179	10.37%	$298,277	4.00%	N/A	N/A
Hanmi Bank	$840,046	11.32%	$296,948	4.00%	$371,185	5.00%

December 31, 2022
Total capital (to risk-weighted assets):
Hanmi Financial	$901,239	14.49%	$497,508	8.00%	N/A	N/A
Hanmi Bank	$860,503	13.86%	$496,607	8.00%	$620,758	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$728,344	11.71%	$373,131	6.00%	N/A	N/A
Hanmi Bank	$797,608	12.85%	$372,455	6.00%	$496,607	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$707,101	11.37%	$279,848	4.50%	N/A	N/A
Hanmi Bank	$797,608	12.85%	$279,341	4.50%	$403,493	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$728,344	10.07%	$289,311	4.00%	N/A	N/A
Hanmi Bank	$797,608	11.07%	$288,110	4.00%	$360,137	5.00%

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

Premiums received, or, to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At December 31, 2023 and 2022, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Nonperforming loans – Nonaccrual loans receivable and performing restructured loans receivable are considered nonperforming for reporting purposes and are measured and recorded at fair value on a non-recurring basis. All nonperforming loans with a carrying balance over $250,000 are individually evaluated for the amount of expected credit losses, if any. Nonperforming loans with a carrying balance of $250,000 or less are evaluated collectively. However, from time to time, nonrecurring fair value adjustments to collateral dependent nonperforming loans are recorded based on either the current appraised value of the collateral, a Level 3 measurement, or management’s judgment and estimation of value reported on older appraisals that are then adjusted based on recent market trends, also a Level 3 measurement.

OREO – Fair value of OREO is based primarily on third-party appraisals, less costs to sell and result in a Level 3 classification of the inputs for determining fair value. Appraisals are required annually and may be updated more frequently as circumstances require and the fair value adjustments are made to OREO based on the updated appraised value of the property.

Servicing assets - On a quarterly basis, the Company utilizes a third-party service to evaluate servicing assets related to loans sold to unaffiliated parties with servicing retained, which results in a Level 3 classification. Servicing assets are assessed for impairment or increased obligation based on fair value at each reporting date.

Other repossessed assets – Fair value of equipment from leasing contracts is based primarily on a third-party valuation service, less costs to sell and result in a Level 3 classification of the inputs for determining fair value. Valuations are required at the time the asset is repossessed and may be subsequently updated periodically due to the Company’s short-term possession of the asset prior to its sale, or, as circumstances require and the fair value adjustments are made to the asset based on its value prior to sale.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2023 and 2022, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Total Fair Value
	(in thousands)
December 31, 2023
Assets:
Securities available for sale:
U.S. Treasury securities	$85,488	$—	$—	$85,488
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	442,328	—	442,328
Mortgage-backed securities - commercial	—	47,991	—	47,991
Collateralized mortgage obligations	—	97,411	—	97,411
Debt securities	—	124,625	—	124,625
Total U.S. government agency and sponsored agency obligations	—	712,355	—	712,355
Municipal bonds-tax exempt	—	67,896	—	67,896
Total securities available for sale	$85,488	$780,251	$—	$865,739
Derivative financial instruments	$—	$6,245	$—	$6,245

Liabilities:
Derivative financial instruments	$—	$5,920	$—	$5,920

December 31, 2022
Assets:
Securities available for sale:
U.S. Treasury securities	$48,026	$—	$—	$48,026
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	465,152	—	465,152
Mortgage-backed securities - commercial	—	51,292	—	51,292
Collateralized mortgage obligations	—	85,485	—	85,485
Debt securities	—	138,499	—	138,499
Total U.S. government agency and sponsored agency obligations	—	740,428	—	740,428
Municipal bonds-tax exempt	—	65,384	—	65,384
Total securities available for sale	$48,026	$805,812	$—	$853,838
Derivative financial instruments	$—	$7,507	$—	$7,507

Liabilities:
Derivative financial instruments	$—	$7,375	$—	$7,375

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of December 31, 2023 and 2022, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
	Total	Prices in Active Markets for Identical Assets	Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs
	(in thousands)
December 31, 2023
Assets:
Collateral dependent loans (1)	$7,352	$—	$—	$7,352
Other real estate owned	117	—	—	117
Repossessed personal property	1,305	—	—	1,305

December 31, 2022
Assets:
Collateral dependent loans (2)	$2,694	$—	$—	$2,694
Other real estate owned	117	—	—	117
Repossessed personal property	467	—	—	467
Servicing assets	7,176	—	—	7,176

(1) Consisted of real estate loans of $2.2 million and commercial and industrial loans of $5.2 million.

(2) Consisted of real estate loans of $2.7 million.

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at December 31, 2023 and 2022:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(dollars in thousands)
December 31, 2023
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$1,530	Market approach	Adjustments to market data	5% to 20% / 15%	(1)
Hospitality	338	Market approach	Adjustments to market data	(30)% to 35% / (1)%	(1)
Other	305	Market approach	Adjustments to market data	(6)% to 1% / (2)%	(1)
Residential	1	Market approach	Adjustments to market data	(15)% to 3% / (6)%	(1)
Total real estate loans	2,174
Commercial and industrial loans	5,178	Market approach	Adjustments to market data	(20)% to 55% / (2)%	(1)
Total	$7,352

Other real estate owned	$117	Market approach	Adjustments to market data	(10)% to 5% / (2)%	(1)

Repossessed personal property	1,305	Market approach	Adjustments to market data		(2)

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

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). This standard, among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we have concluded that the carrying amounts approximate fair value, the fair value estimates shown below are based on an exit price notion as of December 31, 2023 and 2022, as required by ASU 2016-01. The financial instruments for which we have concluded that the carrying amounts approximate fair value include: cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits.

The estimated fair values of financial instruments were as follows:

	December 31, 2023
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$302,324	$302,324	$—	$—
Securities available for sale	865,739	85,488	780,251	—
Loans held for sale	12,013	—	12,238	—
Loans receivable, net of allowance for credit losses	6,112,972	—	—	6,007,975
Accrued interest receivable	23,371	23,371	—	—
Financial liabilities:
Noninterest-bearing deposits	2,003,596	—	2,003,596	—
Interest-bearing deposits	4,276,978	—	—	4,271,711
Borrowings and subordinated debentures	455,012	—	323,491	128,229
Accrued interest payable	39,306	39,306	—	—

	December 31, 2022
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$352,421	$352,421	$—	$—
Securities available for sale	853,838	48,026	805,812	—
Loans held for sale	8,043	—	8,423	—
Loans receivable, net of allowance for credit losses	5,895,610	—	—	5,808,190
Accrued interest receivable	18,537	18,537	—	—
Financial liabilities:
Noninterest-bearing deposits	2,539,602	—	2,539,602	—
Interest-bearing deposits	3,628,470	—	—	3,623,827
Borrowings and subordinated debentures	479,409	—	345,867	126,828
Accrued interest payable	7,792	7,792	—	—

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

Loans receivable, net of allowance for credit losses – The fair value of loans receivable is estimated based on the discounted cash flow approach. To estimate the fair value of the loans, certain loan characteristics such as account types, remaining terms, annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances are considered. Additionally, the Company’s prior charge-off rates and loss ratios as well as various other assumptions relating to credit, interest, and prepayment risks are used as part of valuing the loan portfolio. Subsequently, the loans were individually evaluated by sorting and pooling them based on loan types, credit risk grades, and payment types. Consistent with the requirements of ASU 2016-01 which was adopted by the Company on January 1, 2018, the fair value of the Company's loans receivable is considered to be an exit price notion as of December 31, 2023 (Level 3).

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
Note 15 — Share-Based Compensation

At December 31, 2023, we maintained the 2021 Equity Compensation Plan (the “2021 Plan”), which became effective on May 26, 2021 and the 2013 Equity Compensation Plan (the “2013 Plan” and collectively with the 2021 Plan, the “Plans”). Once the 2021 Plan was adopted, no further grants were permitted to be made under the 2013 Plan. Outstanding awards granted under the 2013 Plan continue to be governed by the 2013 Plan.

The Company may provide awards of options, stock appreciation rights, restricted stock awards, restricted stock unit awards, shares granted as a bonus or in lieu of another award, dividend equivalents, other stock-based awards or performance awards, together with any other right or interest to a participant. Participants include executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. Under the 2021 Plan, we may grant equity incentive awards for up to 1,500,000 shares of common stock. As of December 31, 2023, 1,116,555 shares were still available for issuance under the 2021 Plan.

The table below provides the share-based compensation expense and related tax benefits for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Share-based compensation expense	$2,681	$2,595	$2,436
Related tax benefits	$808	$752	$703

As of December 31, 2023, unrecognized share-based compensation expense was $3.8 million with an average expected recognition period of 1.8 years.

2013 and 2021 Equity Compensation Plans

Stock Options

All stock options granted under the Plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock options granted generally vest based on three to five years of continuous service and expire ten years from the date of grant. New shares of common stock are issued or treasury shares are utilized upon the exercise of stock options. There were no options granted during the three years ended December 31, 2023, 2022 or 2021.

The following information under the Plans is presented for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Total intrinsic value of options exercised (1)	$343	$20	$—
Cash received from options exercised	$—	$19	$—

(1)
Intrinsic value represents the difference between the closing stock price on the exercise date and the exercise price, multiplied by the number of options.

The following is a summary of stock option transactions under the Plans for the periods indicated:

	Year Ended December 31,
	2023		2022		2021
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Options outstanding at beginning of period	111,000	$19.89	115,938	$19.58	125,938	$19.59
Options exercised	(50,000)	23.29	(1,500)	$12.54	—	$—
Options forfeited	—	$—	—	$—	(10,000)	$19.74
Options expired	—	$—	(3,438)	$12.54	—	$—
Options outstanding at end of period	61,000	$22.73	111,000	$19.89	115,938	$19.58
Options exercisable at end of period	61,000	$22.73	111,000	$19.89	115,938	$19.58

As of December 31, 2023, there was no unrecognized compensation cost as all stock options issued under the Plans had fully vested.

As of December 31, 2023, stock options outstanding under the Plans were as follows:

	Options Outstanding				Options Exercisable
	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
$20.00 to $21.49	3,000	$(7)	$20.64	0.59	3,000	$(7)	$20.64	0.59
$21.50 to $23.49	55,000	(247)	$22.73	0.82	55,000	(247)	$22.73	0.82
$23.50 to $24.83	3,000	(20)	24.83	1.48	3,000	(20)	24.83	1.48
	61,000	$(274)	$22.73	0.84	61,000	$(274)	$22.73	0.84

(1)
Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $19.40 as of December 31, 2023, and the exercise price, multiplied by the number of options. This value is presented in thousands.

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

The table below provides information for restricted stock awards under the Plans for the periods indicated:

	2023		2022		2021
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	156,174	$21.29	152,087	$17.24	243,708	$15.60
Restricted stock granted	131,021	$18.86	101,271	$24.56	75,679	$19.62
Restricted stock vested	(83,968)	$19.34	(89,699)	$23.95	(134,659)	$16.01
Restricted stock forfeited	(6,782)	$23.08	(7,485)	$23.46	(32,641)	$15.02
Restricted stock at end of period	196,445	$20.72	156,174	$21.29	152,087	$17.24

As of December 31, 2023, there was $2.5 million of total unrecognized compensation cost related to nonvested shares granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the years ended December 31, 2023, 2022 and 2021 was $1.4 million, $2.1 million, and $2.7 million, respectively.

Performance Stock Units

During the twelve months ended December 31, 2023, the Company granted to members of executive management 53,696 performance stock units (“PSUs”) from the 2021 Plan with a grant date fair value of $1.0 million. PSUs are similar to restricted stock awards, except the recipient does not receive the stock immediately, but instead receives it in accordance to a vesting plan and distribution schedule after achieving required performance milestones and upon remaining with the Company for a particular length of time. Each PSU that vests entitles the recipient to receive one share of the Company’s common stock on a specified issuance date.

PSUs granted vest into shares based on a three-year cliff vesting subject to achievement of a total shareholder return (“TSR”) performance metric and, for 2023, were determined to have a grant date fair value of $21.08 per share. The fair value of the performance PSUs at the grant date was determined using a Monte Carlo simulation method. The number of PSUs subject to the TSR that ultimately vest at the end of the three-year vesting performance period, if any, will be based on the relative rank of the Company’s TSR among the TSRs of a peer group of 50 regional banks. Although the recipient does receive dividend equivalent rights for any dividends paid during the performance period based on the target shares granted, no stockholder rights, including voting, or liquidation rights will be conferred upon the recipient until becoming the record holder of those shares.

The table below provides information for performance stock units under the 2021 Plans for the periods indicated:

	2023		2022		2021
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Performance stock at beginning of period	104,599	$18.83	66,563	$15.25	23,937	$9.65
Performance stock granted	53,696	$21.08	38,036	$25.10	42,626	$18.40
Performance stock vested	(23,937)	$9.65	—	$—	—	$—
Performance stock at end of period	134,358	$21.37	104,599	$18.83	66,563	$15.25

As of December 31, 2023, there was $1.3 million of total unrecognized compensation cost related to units granted under the 2021 Plan. The cost is expected to be recognized over a weighted-average period of 1.9 years.

Compensation expense for these units is based on the fair value of the grants at the grant date and is amortized on a straight-line basis over the vesting period. For the twelve months ended December 31, 2023, total compensation expense for the PSUs was $0.7 million. The total fair value of the PSUs at December 31, 2023 was $2.6 million.

Note 16 — Earnings per Share

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

		Weighted-
	Net	Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount (1)
	(dollars in thousands except share and per share data)
Year Ended December 31, 2023
Basic EPS
Net income	$80,041	30,269,740	$2.64
Less: income allocated to unvested restricted stock	505	30,269,740	0.02
Basic EPS	$79,536	30,269,740	$2.63
Effect of dilutive securities - options and unvested restricted stock	—	60,518	—
Diluted EPS
Net income	$80,041	30,330,258	$2.64
Less: income allocated to unvested restricted stock	505	30,330,258	0.02
Diluted EPS	$79,536	30,330,258	$2.62

Year Ended December 31, 2022
Basic EPS
Net income	$101,394	30,299,148	$3.35
Less: income allocated to unvested restricted stock	558	30,299,148	0.02
Basic EPS	$100,836	30,299,148	$3.33
Effect of dilutive securities - options and unvested restricted stock	—	92,909	—
Diluted EPS
Net income	$101,394	30,392,057	$3.34
Less: income allocated to unvested restricted stock	558	30,392,057	0.02
Diluted EPS	$100,836	30,392,057	$3.32

Year Ended December 31, 2021
Basic EPS
Net income	$98,677	30,393,559	$3.25
Less: income allocated to unvested restricted stock	671	30,393,559	0.02
Basic EPS	$98,006	30,393,559	$3.22
Effect of dilutive securities - options and unvested restricted stock	—	78,188	—
Diluted EPS
Net income	$98,677	30,471,747	$3.24
Less: income allocated to unvested restricted stock	671	30,471,747	0.02
Diluted EPS	$98,006	30,471,747	$3.22

(1)
Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

There were no anti-dilutive options outstanding for the years ended December 31, 2023, 2022 and 2021.

Note 17 — Employee Benefits

401(k) Plan

We have a 401(k) plan for the benefit of substantially all of our employees. We match 75% of participant contributions to the 401(k) plan up to 8% of each 401(k) plan participant’s annual compensation. Contributions to the 401(k) plan were $3.1 million, $2.8 million and $2.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Personal Paid Time Off

Full time employees of the Bank are provided a benefit for personal paid time off for vacation and sick time based on their length of employment. As of December 31, 2023 and 2022, the accrued expense liability for personal paid time off was $3.0 million and $2.4 million, respectively.

Bank-Owned Life Insurance

As of December 31, 2023 and 2022, the cash surrender value of bank-owned life insurance was $56.3 million and $55.5 million, respectively. The Bank is the main beneficiary under each policy, although certain current and former employees named on a policy are eligible for their heirs to be paid upon their death. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier.

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

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of December 31, 2023, the Bank was obligated on $120.0 million of letters of credit to the FHLBSF which were being used as collateral for public fund deposits, including $120.0 million of deposits from the State of California.

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,
	2023	2022
	(in thousands)
Commitments to extend credit	$813,960	$780,543
Standby letters of credit	83,725	71,829
Commercial letters of credit	33,140	19,945
Total undisbursed loan commitments	$930,825	$872,317

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	As of and for the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Balance at beginning of period	$3,114	$2,586	$2,792
Provision (recovery) for credit losses	(640)	528	(206)
Balance at end of period	$2,474	$3,114	$2,586

Note 20 — Derivatives and Hedging Activities

Risk Management Objective of Using Derivative

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.

Derivatives Designated as Hedging Instruments - Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets. During the fourth quarter of 2023, the Company entered into a $100.0 million notional interest rate swap designated as a cash flow hedge, with an effective date of May 1, 2024 and a maturity date of May 1, 2026, to hedge a pool of Prime-indexed loans against falling rates.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate asset. During the next 12 months, the Company estimates that an additional $0.4 million will be reclassified as an increase to interest income.

Derivatives Not Designated as Hedging Instruments

The Company also enters into interest rate swap agreements between the Company and its customers and other third-party counterparties. The Company enters into “back to back swap” arrangements whereby the Company executes interest rate swap agreements with its customers and acquires an offsetting swap position from a third-party counterparty. These derivative financial statements are accounted for at fair value, with changes in fair value recognized in the Company’s Consolidated Statements of Income.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2023 and 2022.

As of December 31, 2023	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$104,571	Other Assets	$5,939	$104,571	Other Liabilities	$5,920
Total derivatives not designated as hedging instruments			$5,939			$5,920

Derivatives designated as hedging instruments
Interest rate products	$100,000	Other Assets	$306	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$306			$—

As of December 31, 2022	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$61,460	Other Assets	$7,507	$61,460	Other Liabilities	$7,375
Total derivatives not designated as hedging instruments			$7,507			$7,375

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income as of December 31, 2023.

As of December 31, 2023
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$306	$306	$—	Interest Income	$—	$—	$—
Total	$306	$306	$—		$—	$—	$—

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement as of December 31, 2023, 2022 and 2021.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2023	2022	2021
		(in thousands)
Interest rate products	Other income	$(114)	$113	$80
Total		$(114)	$113	$80

The Company recognized $0.6 million of fee income from its derivative financial instruments for the twelve months ended December 31, 2023. There were no derivative financial instruments fee income recognized for the twelve months ended December 31, 2022 and 2021.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2023 and 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

Offsetting of Derivative Assets
As of December 31, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$6,245	$—	$6,245	$284	$5,731	$230

Offsetting of Derivative Liabilities
As of December 31, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$5,920	$—	$5,920	$284	$—	$5,636

Offsetting of Derivative Assets
As of December 31, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$7,507	$—	$7,507	$7,375	$132	$—

Offsetting of Derivative Liabilities
As of December 31, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$7,375	$—	$7,375	$7,375	$—	$—

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

As of December 31, 2023 and 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0. As of December 31, 2023 and 2022, no collateral was provided related to these agreements.

Note 21 — Qualified Affordable Housing Project Investments

The Company invests in qualified affordable housing projects. At December 31, 2023 and 2022, the balance of the investment for qualified affordable housing projects was $16.6 million and $5.9 million, respectively. This balance is reflected in prepaid expenses and other assets on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects aggregated $10.0 million and $27,000 at December 31, 2023 and 2022, respectively. The Company expects to fulfill the majority of these commitments over the next five years.

For each of the twelve months ended December 31, 2023, 2022 and 2021, the Company recognized amortization expense of $1.9 million, which was included within income tax expense on the consolidated statements of income.

Note 22 — Liquidity

Hanmi Financial

At December 31, 2023 and 2022, Hanmi Financial had $7.5 million and $10.6 million, respectively, in cash on deposit with the Bank. In addition, at December 31, 2023, Hanmi Financial had $32.4 million of securities available for sale that consisted solely of U.S. Treasury securities.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances, brokered deposits, as well as State of California time deposits. As of December 31, 2023 and 2022, the Bank had $325.0 million and $350.0 million of FHLB advances, $58.3 million and $83.3 million of brokered deposits, and $120.0 million and $120.0 million of State of California time deposits, respectively.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of December 31, 2023, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $1.54 billion and $1.09 billion, respectively, compared to $1.54 billion and $1.07 billion, respectively, as of December 31, 2022.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $23.2 million from the Federal Reserve Discount Window and the BTFP, to which the Bank pledged securities with a market value of $24.8 million, and had no borrowings as of December 31, 2023. The BTFP facility is available until March 11, 2024. The Bank also maintains a line of credit for repurchase agreements up to $100.0 million. The Bank also had three unsecured federal funds lines of credit totaling $115.0 million with no outstanding balances as of December 31, 2023.

Note 23 — Condensed Financial Information of Parent Company

Balance Sheets

	At December 31,
	2023	2022
	(in thousands)
Assets
Cash	$7,492	$10,558
Securities available for sale	32,389	17,660
Investments in consolidated subsidiaries	790,425	728,172
Other assets	3,551	12,611
Total assets	$833,857	$769,001
Liabilities and stockholders' equity
Liabilities
Subordinated debentures	$130,012	$129,409
Other liabilities	1,954	2,077
Total liabilities	131,966	131,486
Stockholders' equity	701,891	637,515
Total liabilities and stockholders' equity	$833,857	$769,001

Statements of Income

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Dividends from bank subsidiaries	$44,500	$57,000	$20,639
Interest income on securities	1,094	191	—
Interest expense	(6,482)	(8,037)	(8,273)
Other expense	(5,817)	(5,174)	(4,891)
Income before taxes and undistributed income of subsidiary	33,295	43,980	7,475
Income tax benefit	1,403	4,026	3,962
Income before undistributed income of subsidiary	34,698	48,006	11,437
Equity in undistributed income of subsidiary	45,343	53,388	87,239
Net income	$80,041	$101,394	$98,676

Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cash Flows from Operating Activities:
Net income	$80,041	$101,394	$98,676
Adjustments to reconcile net income to net cash used in operating activities
Undistributed income of subsidiary	(45,343)	(53,388)	(87,239)
Depreciation and amortization	409	1,703	1,148
Share-based compensation expense	2,680	2,596	2,437
Change in other assets and liabilities	8,879	(2,019)	(9,076)
Net cash provided by operating activities	46,666	50,286	5,946
Cash Flows from Investing Activities:
Purchases of securities	(21,328)	(17,956)	—
Proceeds from matured, called and repayment of securities	7,000	—	—
Net cash used in investing activities	(14,328)	(17,956)	—
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	19	—
Issuance of subordinated debentures	—	—	107,929
Redemption of subordinated debentures, net of treasury debentures	—	(87,300)	(13,043)
Cash paid for employee vested shares surrendered due to employee tax liability	(785)	(732)	(572)
Repurchase of common stock	(4,084)	—	(6,135)
Cash dividends paid	(30,535)	(28,636)	(16,514)
Net cash provided by (used in) financing activities	(35,404)	(116,649)	71,665
Net increase (decrease) in cash	(3,066)	(84,319)	77,611
Cash at beginning of year	10,558	94,877	17,266
Cash at end of year	$7,492	$10,558	$94,877

Note 24 — Subsequent Events

Cash Dividend

On January 25, 2024, the Company announced that the Board of Directors of the Company declared a quarterly cash dividend of $0.25 per share to be paid on February 22, 2024 to stockholders of record as of the close of business on February 5, 2024.

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

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm - Consent of Crowe LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document *

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL

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

Date: February 29, 2024	Hanmi Financial Corporation

	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 29, 2024.

/s/ Bonita I. Lee	/s/ Romolo C. Santarosa
Bonita I. Lee	Romolo C. Santarosa
President and Chief Executive Officer; Director	Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Joseph Pangrazio	/s/ John J. Ahn
Joseph Pangrazio	John J. Ahn
Senior Vice President and Chief Accounting Officer	Chairman of the Board
(Principal Accounting Officer)

/s/ David L. Rosenblum	/s/ Christie K. Chu
David L. Rosenblum	Christie K. Chu
Vice Chairman of the Board	Director

/s/ Harry H. Chung	/s/ Gloria J. Lee
Harry H. Chung	Gloria J. Lee
Director	Director

/s/ Thomas J. Williams	/s/ Michael M. Yang
Thomas J. Williams	Michael M. Yang
Director	Director

/s/ James Marasco	/s/ Gideon Yu
James Marasco	Gideon Yu
Director	Director