Form 10-Q
period 2024-03-31
HANMI FINANCIAL CORP
filed 2024-05-03
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of April 30, 2024, there were 30,387,062 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries Quarterly Report on Form 10-Q

Three Months Ended March 31, 2024

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Cash and due from banks	$256,038	$302,324
Securities available for sale, at fair value (amortized cost of $978,580 and $967,031 as of March 31, 2024 and December 31, 2023, respectively)	872,190	865,739
Loans held for sale, at the lower of cost or fair value	3,999	12,013
Loans receivable, net of allowance for credit losses of $68,270 and $69,462 as of March 31, 2024 and December 31, 2023, respectively	6,109,570	6,112,972
Accrued interest receivable	23,032	23,371
Premises and equipment, net	21,952	21,959
Customers' liability on acceptances	161	625
Servicing assets	6,890	7,070
Goodwill and other intangible assets, net	11,074	11,099
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	35,863	35,226
Bank-owned life insurance	56,639	56,335
Prepaid expenses and other assets	98,253	105,223
Total assets	$7,512,046	$7,570,341

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,933,060	$2,003,596
Interest-bearing	4,443,000	4,276,978
Total deposits	6,376,060	6,280,574
Accrued interest payable	38,007	39,306
Bank's liability on acceptances	161	625
Borrowings	172,500	325,000
Subordinated debentures ($136,800 and $136,800 face amount less unamortized discount and debt issuance costs of $6,635 and $6,788 as of March 31, 2024 and December 31, 2023, respectively)	130,165	130,012
Accrued expenses and other liabilities	92,053	92,933
Total liabilities	6,808,946	6,868,450
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 33,957,284 shares (30,276,358 shares outstanding) and 33,918,035 shares (30,368,655 shares outstanding) as of March 31, 2024 and December 31, 2023, respectively	34	34
Additional paid-in capital	587,687	586,912
Accumulated other comprehensive loss, net of tax benefit of $31,401 and $29,058 as of March 31, 2024 and December 31, 2023, respectively	(76,890)	(71,928)
Retained earnings	326,526	319,048
Less treasury stock; 3,680,926 shares and 3,549,380 shares as of March 31, 2024 and December 31, 2023, respectively	(134,257)	(132,175)
Total stockholders’ equity	703,100	701,891
Total liabilities and stockholders’ equity	$7,512,046	$7,570,341

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2024	2023
Interest and dividend income:
Interest and fees on loans receivable	$91,674	$80,923
Interest on securities	4,955	4,025
Dividends on FHLB stock	361	289
Interest on deposits in other banks	2,604	2,066
Total interest and dividend income	99,594	87,303
Interest expense:
Interest on deposits	45,638	25,498
Interest on borrowings	1,655	2,369
Interest on subordinated debentures	1,646	1,583
Total interest expense	48,939	29,450
Net interest income before credit loss expense	50,655	57,853
Credit loss expense	227	2,133
Net interest income after credit loss expense	50,428	55,720
Noninterest income:
Service charges on deposit accounts	2,450	2,579
Trade finance and other service charges and fees	1,414	1,258
Gain on sale of Small Business Administration ("SBA") loans	1,482	1,869
Other operating income	2,387	2,630
Total noninterest income	7,733	8,336
Noninterest expense:
Salaries and employee benefits	21,585	20,610
Occupancy and equipment	4,537	4,412
Data processing	3,551	3,253
Professional fees	1,893	1,335
Supplies and communications	601	676
Advertising and promotion	907	833
Other operating expenses	3,371	1,672
Total noninterest expense	36,445	32,791
Income before tax	21,716	31,265
Income tax expense	6,552	9,274
Net income	$15,164	$21,991
Basic earnings per share	$0.50	$0.72
Diluted earnings per share	$0.50	$0.72
Weighted-average shares outstanding:
Basic	30,119,646	30,347,325
Diluted	30,119,646	30,430,745

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$15,164	$21,991
Other comprehensive income (loss), net of tax:
Unrealized gain (loss):
Unrealized holding gain (loss) on available for sale securities	(5,098)	13,607
Unrealized gain (loss) on cash flow hedges	(2,207)	—
Unrealized gain (loss)	(7,305)	13,607
Income tax benefit (expense) related to other comprehensive income items	2,343	(3,681)
Other comprehensive income (loss), net of tax	(4,962)	9,926
Total comprehensive income	$10,202	$31,917

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Loss	Earnings	at Cost	Equity
Balance at January 1, 2023	33,708,234	(3,222,613)	30,485,621	$33	$583,410	$(88,985)	$269,542	$(126,485)	$637,515
Stock options exercised	50,000	(35,273)	14,727	—	822	—	—	(1,003)	(181)
Issuance of awards pursuant to equity incentive plans, net of forfeitures	69,567	—	69,567	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	652	—	—	—	652
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(11,392)	(11,392)	—	—	—	—	(115)	(115)
Repurchase of common stock	—	(3,236)	(3,236)	—	—	—	—	—	—
Cash dividends paid (common stock, $0.25/share)	—	—	—	—	—	—	(7,623)	—	(7,623)
Net income	—	—	—	—	—	—	21,991	—	21,991
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	9,926	—	—	9,926
Balance at March 31, 2023	33,827,801	(3,272,514)	30,555,287	$33	$584,884	$(79,059)	$283,910	$(127,603)	$662,165

Balance at January 1, 2024	33,918,035	(3,549,380)	30,368,655	$34	$586,912	$(71,928)	$319,048	$(132,175)	$701,891
Issuance of awards pursuant to equity incentive plans, net of forfeitures	39,249	—	39,249	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	775	—	—	—	775
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(31,546)	(31,546)	—	—	—	—	(490)	(490)
Repurchase of common stock	—	(100,000)	(100,000)	—	—	—	—	(1,592)	(1,592)
Cash dividends paid (common stock, $0.25/share)	—	—	—	—	—	—	(7,686)	—	(7,686)
Net income	—	—	—	—	—	—	15,164	—	15,164
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(3,394)	—	—	(3,394)
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	(1,568)	—	—	(1,568)
Balance at March 31, 2024	33,957,284	(3,680,926)	30,276,358	$34	$587,687	$(76,890)	$326,526	$(134,257)	$703,100

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$15,164	$21,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,604	1,742
Amortization of servicing assets - net	694	634
Share-based compensation expense	775	652
Credit loss expense	227	2,133
Gain on sales of SBA loans	(1,482)	(1,869)
Origination of SBA loans held for sale	(17,632)	(25,316)
Proceeds from sales of SBA loans	26,555	30,954
Gain on sales of mortgage loans	(443)	—
Change in bank-owned life insurance	(304)	(270)
Change in prepaid expenses and other assets	5,564	(3,000)
Change in income tax assets	1,707	8,585
Valuation adjustment on servicing assets	—	(384)
Change in accrued interest payable and other liabilities	(2,446)	276
Net cash provided by operating activities	29,983	36,128
Cash flows from investing activities:
Purchases of securities available for sale	(38,424)	(29,504)
Proceeds from matured, called and repayment of securities	26,233	17,499
Purchases of loans receivable	(10,198)	—
Proceeds from sales of mortgage loans	30,427	—
Purchases of premises and equipment	(794)	(617)
Change in loans receivable, excluding purchases	(16,729)	(14,773)
Net cash used in investing activities	(9,485)	(27,395)
Cash flows from financing activities:
Change in deposits	95,486	32,966
Change in borrowings	(152,500)	—
Proceeds from exercise of stock options	—	822
Cash paid for employee vested shares surrendered due to employee tax liability	(490)	(1,118)
Repurchase of common stock	(1,594)	—
Cash dividends paid	(7,686)	(7,623)
Net cash provided by (used in) financing activities	(66,784)	25,047
Net increase (decrease) in cash and due from banks	(46,286)	33,780
Cash and due from banks at beginning of year	302,324	352,421
Cash and due from banks at end of period	$256,038	$386,201
Supplemental disclosures of cash flow information:
Interest paid	$50,238	$16,730
Income taxes paid	$175	$334
Non-cash activities:
Income tax benefit (expense) related to other comprehensive income items	$2,343	$(3,681)
Change in right-of-use asset obtained in exchange for lease liability	$(1,873)	$(145)

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

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended March 31, 2024. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024 or for any other period. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”).

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

Recently Issued Accounting Standards Not Yet Effective

Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures: In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 to enhance the transparency and usefulness of income tax disclosures primarily related to income tax rate reconciliation and income taxes information. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 is not expected to have material effect on the Company’s operating results or financial condition.

ASU 2023-07, Segment Reporting (Topic 280): Segment Reporting: In November 2023, FASB issued ASU 2023-07 to provide updates that improve reportable segment disclosure requirements, primarily through enhanced disclosures on significant segment expenses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 is not expected to have material effect on the Company’s operating results or financial condition.

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
March 31, 2024
U.S. Treasury securities	$88,407	$21	$(1,124)	$87,304
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	489,714	226	(65,267)	424,673
Mortgage-backed securities - commercial	59,603	—	(12,383)	47,220
Collateralized mortgage obligations	131,756	107	(10,128)	121,735
Debt securities	132,236	—	(7,420)	124,816
Total U.S. government agency and sponsored agency obligations	813,309	333	(95,198)	718,444
Municipal bonds-tax exempt	76,864	—	(10,422)	66,442
Total securities available for sale	$978,580	$354	$(106,744)	$872,190

December 31, 2023
U.S. Treasury securities	$86,355	$173	$(1,040)	$85,488
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	504,544	481	(62,697)	442,328
Mortgage-backed securities - commercial	59,973	—	(11,982)	47,991
Collateralized mortgage obligations	106,823	237	(9,649)	97,411
Debt securities	132,215	—	(7,590)	124,625
Total U.S. government agency and sponsored agency obligations	803,555	718	(91,918)	712,355
Municipal bonds-tax exempt	77,121	—	(9,225)	67,896
Total securities available for sale	$967,031	$891	$(102,183)	$865,739

The amortized cost and estimated fair value of securities as of March 31, 2024 and December 31, 2023, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	March 31, 2024		December 31, 2023
	Available for Sale		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Within one year	$76,125	$75,255	$62,521	$61,828
Over one year through five years	156,571	148,475	169,176	160,983
Over five years through ten years	90,497	82,423	83,720	77,608
Over ten years	655,387	566,037	651,614	565,320
Total	$978,580	$872,190	$967,031	$865,739

The following table summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2024 or December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(in thousands, except number of securities)
March 31, 2024
U.S. Treasury securities	$(159)	$43,837	13	$(965)	$31,489	11	$(1,124)	$75,326	24
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(88)	16,344	8	(65,179)	395,536	118	(65,267)	411,880	126
Mortgage-backed securities - commercial	—	—	—	(12,383)	47,220	15	(12,383)	47,220	15
Collateralized mortgage obligations	(268)	38,790	10	(9,860)	63,898	25	(10,128)	102,688	35
Debt securities	—	—	—	(7,420)	124,816	26	(7,420)	124,816	26
Total U.S. government agency and sponsored agency obligations	(356)	55,134	18	(94,842)	631,470	184	(95,198)	686,604	202
Municipal bonds-tax exempt	—	—	—	(10,422)	66,442	19	(10,422)	66,442	19
Total	$(515)	$98,971	31	$(106,229)	$729,401	214	$(106,744)	$828,372	245

December 31, 2023
U.S. Treasury securities	$(57)	$21,024	7	$(983)	$32,449	11	$(1,040)	$53,473	18
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(11)	2,324	5	(62,686)	411,417	118	(62,697)	413,741	123
Mortgage-backed securities - commercial	—	—	—	(11,982)	47,991	15	(11,982)	47,991	15
Collateralized mortgage obligations	(38)	7,074	2	(9,611)	63,610	24	(9,649)	70,684	26
Debt securities	—	—	—	(7,590)	124,625	26	(7,590)	124,625	26
Total U.S. government agency and sponsored agency obligations	(49)	9,398	7	(91,869)	647,643	183	(91,918)	657,041	190
Municipal bonds-tax exempt	—	—	—	(9,225)	67,896	19	(9,225)	67,896	19
Total	$(106)	$30,422	14	$(102,077)	$747,988	213	$(102,183)	$778,410	227

The Company evaluates its available for sale securities portfolio for impairment on a quarterly basis. The Company did not recognize unrealized losses in income because it has the ability and the intent to hold and does not expect to be required to sell these securities until the recovery of their cost basis. The quarterly impairment assessment takes into account the changes in the credit quality of these debt securities since acquisition and the likelihood of a credit loss occurring over the life of the securities. In the event that a credit loss is expected to occur in the future, an allowance is established and a corresponding credit loss is recognized. Based on this analysis, as of March 31, 2024, the Company determined that no credit losses were expected to be realized on the tax-exempt municipal bond portfolio. The remainder of the portfolio consists of U.S. Treasury obligations, U.S. government agency securities, and U.S. government sponsored agency securities, all of which have the backing of the U.S. government, and are therefore not expected to incur credit losses.

Securities available for sale with market values of $23.8 million and $24.8 million as of March 31, 2024 and December 31, 2023, respectively, were pledged to secure borrowings from the Federal Reserve Bank (“FRB”) Discount Window.

At March 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies in an amount greater than 10% of shareholders’ equity.

Note 3 — Loans

Loans Receivable

Loans consisted of the following as of the dates indicated:

	March 31, 2024	December 31, 2023
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,091,059	$1,107,360
Hospitality	740,160	740,519
Office	575,847	574,981
Other (1)	1,367,395	1,366,534
Total commercial property loans	3,774,461	3,789,394
Construction	104,216	100,345
Residential (2)	970,362	962,661
Total real estate loans	4,849,039	4,852,400
Commercial and industrial loans (3)	774,851	747,819
Equipment financing agreements	553,950	582,215
Loans receivable	6,177,840	6,182,434
Allowance for credit losses	(68,270)	(69,462)
Loans receivable, net	$6,109,570	$6,112,972

(1)
Includes mixed-use, multifamily, industrial, gas stations, faith-based facilities, and medical; all other property types represent less than one percent of total loans receivable.
(2)
Includes $1.5 million and $1.9 million of home equity loans and lines, and $5.3 million and $4.5 million of personal loans at March 31, 2024 and December 31, 2023, respectively.
(3)
At March 31, 2024 and December 31, 2023, Paycheck Protection Program loans were $0.1 million and $0.2 million, respectively.

Accrued interest on loans was $19.5 million and $19.8 million at March 31, 2024 and December 31, 2023, respectively.

At March 31, 2024 and December 31, 2023, loans with carrying values of $2.45 billion and $2.36 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following is the activity for loans held for sale for the following periods:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
Three months ended March 31, 2024
Balance at beginning of period	$8,792	$3,221	$12,013
Originations and transfers	9,614	8,018	17,632
Sales	(16,900)	(8,687)	(25,587)
Principal paydowns and amortization	(52)	(7)	(59)
Balance at end of period	$1,454	$2,545	$3,999

Three months ended March 31, 2023
Balance at beginning of period	$3,775	$4,268	$8,043
Originations and transfers	16,387	8,929	25,316
Sales	(19,781)	(9,918)	(29,699)
Principal paydowns and amortization	(2)	(6)	(8)
Balance at end of period	$379	$3,273	$3,652

The following table presents loans purchased by portfolio segment for the following periods:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Commercial real estate	$274	$—
Commercial and industrial	9,924	—
Residential real estate	—	—
Total	$10,198	$—

Allowance for Credit Losses

The following table details the information on the allowance for credit losses by portfolio segment for the following periods:

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
Three months ended March 31, 2024
Balance at beginning of period	$45,499	$10,257	$13,706	69,462
Charge-offs	—	(155)	(1,968)	(2,123)
Recoveries	46	58	423	527
Credit loss expense (recovery)	(2,961)	1,676	1,689	404
Ending balance	$42,584	$11,836	$13,850	$68,270

Three months ended March 31, 2023
Balance at beginning of period	$44,026	$15,267	$12,230	$71,523
Charge-offs	(412)	(210)	(1,616)	(2,238)
Recoveries	68	235	480	783
Credit loss expense (recovery)	(151)	41	2,291	2,181
Ending balance	$43,531	$15,333	$13,385	$72,249

The table below presents the allowance for credit losses by portfolio segment as a percentage of the total allowance for credit losses and loans by portfolio segment as a percentage of the aggregate investment of loans receivable as of:

	March 31, 2024				December 31, 2023
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$10,095	14.8%	$1,091,059	17.7%	$10,264	14.8%	$1,107,360	17.9%
Hospitality	11,668	17.1	740,160	12.0	15,534	22.4	740,519	12.0
Office	3,740	5.5	575,847	9.3	3,024	4.4	574,981	9.3
Other	8,270	12.1	1,367,395	22.1	8,663	12.4	1,366,534	22.1
Total commercial property loans	33,773	49.5	3,774,461	61.1	37,485	54.0	3,789,394	61.3
Construction	2,611	3.8	104,216	1.7	2,756	4.0	100,345	1.6
Residential	6,200	9.1	970,362	15.7	5,258	7.5	962,661	15.6
Total real estate loans	42,584	62.4	4,849,039	78.5	45,499	65.5	4,852,400	78.5
Commercial and industrial loans	11,836	17.3	774,851	12.5	10,257	14.8	747,819	12.1
Equipment financing agreements	13,850	20.3	553,950	9.0	13,706	19.7	582,215	9.4
Total	$68,270	100.0%	$6,177,840	100.0%	$69,462	100.0%	$6,182,434	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class of loans, for which repayment is expected to be obtained through the sale of the underlying collateral, as of:

	March 31, 2024	December 31, 2023
	(in thousands)
Real estate loans:
Commercial property
Retail	$—	$1,530
Hospitality	299	338
Other	2,147	305
Total commercial property loans	2,446	2,173
Residential	—	1
Total real estate loans	2,446	2,174
Commercial and industrial loans	3,927	5,178
Total	$6,373	$7,352

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

Pass and Pass-Watch: Pass and Pass-Watch loans, grades (1-4), are in compliance with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weaknesses as defined under “Special Mention”, “Substandard” or “Doubtful.” This category is the strongest level of the Bank’s loan grading system. It consists of all performing loans with no identified credit weaknesses. It includes cash and stock/security secured loans or other investment grade loans.

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

Loans by Vintage Year and Risk Rating

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
March 31, 2024
Real estate loans:
Commercial property
Risk Rating				`
Pass / Pass-Watch	$109,310	$614,621	$978,263	$847,463	$567,561	$578,221	$46,941	$3,742,380
Special Mention	4,399	—	3,979	3,252	5,628	967	1,409	19,634
Classified	1,573	—	1,197	—	—	9,677	—	12,447
Total commercial property	115,282	614,621	983,439	850,715	573,189	588,865	48,350	3,774,461
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	(5)	(41)	—	(46)

Construction
Risk Rating
Pass / Pass-Watch	49,902	26,003	—	—	—	—	—	75,905
Special Mention	—	—	—	28,311	—	—	—	28,311
Classified	—	—	—	—	—	—	—	—
Total construction	49,902	26,003	—	28,311	—	—	—	104,216
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Risk Rating
Pass / Pass-Watch	52,132	256,261	369,965	156,338	12,510	117,129	5,777	970,112
Special Mention	—	—	—	—	—	—	250	250
Classified	—	—	—	—	—	—	—	—
Total residential	52,132	256,261	369,965	156,338	12,510	117,129	6,027	970,362
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Total real estate loans
Risk Rating
Pass / Pass-Watch	211,344	896,885	1,348,228	1,003,801	580,071	695,350	52,718	4,788,397
Special Mention	4,399	—	3,979	31,563	5,628	967	1,659	48,195
Classified	1,573	—	1,197	—	—	9,677	—	12,447
Total real estate loans	217,316	896,885	1,353,404	1,035,364	585,699	705,994	54,377	4,849,039
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	(5)	(41)	—	(46)

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	97,014	98,018	161,227	76,197	17,368	19,615	287,010	756,449
Special Mention	403	—	13,595	—	99	24	—	14,121
Classified	—	—	96	—	—	258	3,927	4,281
Total commercial and industrial loans	97,417	98,018	174,918	76,197	17,467	19,897	290,937	774,851
YTD gross charge-offs	—	—	126	—	—	29	—	155
YTD net charge-offs (recoveries)	—	—	126	—	—	5	(34)	97

Equipment financing agreements:
Risk Rating
Pass / Pass-Watch	35,518	198,213	190,684	88,306	19,607	14,681	—	547,009
Special Mention	—	—	—	—	—	—	—	—
Classified	—	846	3,613	1,729	216	537	—	6,941
Total equipment financing agreements	35,518	199,059	194,297	90,035	19,823	15,218	—	553,950
YTD gross charge-offs	—	19	1,364	400	170	15	—	1,968
YTD net charge-offs (recoveries)	—	19	1,207	310	164	(155)	—	1,545

Total loans receivable:
Risk Rating
Pass / Pass-Watch	343,876	1,193,116	1,700,139	1,168,304	617,046	729,646	339,728	6,091,855
Special Mention	4,802	—	17,574	31,563	5,727	991	1,659	62,316
Classified	1,573	846	4,906	1,729	216	10,472	3,927	23,669
Total loans receivable	$350,251	$1,193,962	$1,722,619	$1,201,596	$622,989	$741,109	$345,314	$6,177,840
YTD gross charge-offs	—	19	1,490	400	170	44	—	2,123
YTD net charge-offs (recoveries)	—	19	1,333	310	159	(191)	(34)	1,596

(1)
Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total

December 31, 2023
Real estate loans:
Commercial property
Risk Rating
Pass / Pass-Watch	$683,819	$986,822	$858,821	$572,950	$378,067	$238,400	$30,236	$3,749,115
Special Mention	4,400	3,997	3,271	5,670	711	2,310	1,406	21,765
Classified	3,065	1,080	4,899	—	5,578	3,892	—	18,514
Total commercial property	691,284	991,899	866,991	578,620	384,356	244,602	31,642	3,789,394
YTD gross charge-offs	—	—	—	411	—	216	—	627
YTD net charge-offs (recoveries)	—	—	—	403	—	(81)	—	322

Construction
Risk Rating
Pass / Pass-Watch	72,039	—	—	—	—	—	—	72,039
Special Mention	—	—	28,306	—	—	—	—	28,306
Classified	—	—	—	—	—	—	—	—
Total construction	72,039	—	28,306	—	—	—	—	100,345
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Risk Rating
Pass / Pass-Watch	290,196	375,712	158,618	12,656	217	119,736	5,025	962,160
Special Mention	—	—	—	—	—	—	500	500
Classified	—	—	—	—	—	1	—	1
Total residential	290,196	375,712	158,618	12,656	217	119,737	5,525	962,661
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(7)	—	(7)

Total real estate loans
Risk Rating
Pass / Pass-Watch	1,046,054	1,362,534	1,017,439	585,606	378,284	358,136	35,261	4,783,314
Special Mention	4,400	3,997	31,577	5,670	711	2,310	1,906	50,571
Classified	3,065	1,080	4,899	—	5,578	3,893	—	18,515
Total real estate loans	1,053,519	1,367,611	1,053,915	591,276	384,573	364,339	37,167	4,852,400
YTD gross charge-offs	—	—	—	411	—	216	—	627
YTD net charge-offs (recoveries)	—	—	—	403	—	(88)	—	315

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	177,864	169,209	84,198	31,348	9,971	12,920	242,044	727,554
Special Mention	—	14,578	—	102	—	65	(1)	14,744
Classified	329	—	—	—	79	174	4,939	5,521
Total commercial and industrial loans	178,193	183,787	84,198	31,450	10,050	13,159	246,982	747,819
YTD gross charge-offs	—	17	—	—	110	410	6,120	6,657
YTD net charge-offs (recoveries)	—	5	(7)	—	101	(6,621)	6,090	(432)

Equipment financing agreements:
Risk Rating
Pass / Pass-Watch	215,670	211,228	101,622	24,340	18,832	3,192	—	574,884
Special Mention	—	—	—	—	—	—	—	—
Classified	392	4,171	1,945	365	401	57	—	7,331
Total equipment financing agreements	216,062	215,399	103,567	24,705	19,233	3,249	—	582,215
YTD gross charge-offs	178	3,944	3,267	386	799	232	—	8,806
YTD net charge-offs (recoveries)	178	3,744	2,858	244	250	(114)	—	7,160

Total loans receivable:
Risk Rating
Pass / Pass-Watch	1,439,588	1,742,971	1,203,259	641,294	407,087	374,248	277,305	6,085,752
Special Mention	4,400	18,575	31,577	5,772	711	2,375	1,905	65,315
Classified	3,786	5,251	6,844	365	6,058	4,124	4,939	31,367
Total loans receivable	$1,447,774	$1,766,797	$1,241,680	$647,431	$413,856	$380,747	$284,149	$6,182,434
YTD gross charge-offs	178	3,961	3,267	797	909	858	6,120	16,090
YTD net charge-offs (recoveries)	178	3,749	2,851	647	351	(6,823)	6,090	7,043

(1)
Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

Loans by Vintage Year and Payment Performance

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
March 31, 2024
Real estate loans:
Commercial property
Payment performance
Performing	$113,709	$614,621	$983,314	$850,715	$573,189	$587,509	$48,350	$3,771,407
Nonperforming	1,573	—	125	—	—	1,356	—	3,054
Total commercial property	115,282	614,621	983,439	850,715	573,189	588,865	48,350	3,774,461
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	(5)	(41)	—	(46)

Construction
Payment performance
Performing	49,902	26,003	—	28,311	—	—	—	104,216
Nonperforming	—	—	—	—	—	—	—	—
Total construction	49,902	26,003	—	28,311	—	—	—	104,216
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Payment performance
Performing	52,132	256,261	369,965	156,338	12,510	117,129	6,027	970,362
Nonperforming	—	—	—	—	—	—	—	—
Total residential	52,132	256,261	369,965	156,338	12,510	117,129	6,027	970,362
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Total real estate loans
Payment performance
Performing	215,743	896,885	1,353,279	1,035,364	585,699	704,638	54,377	4,845,985
Nonperforming	1,573	—	125	—	—	1,356	—	3,054
Total real estate loans	217,316	896,885	1,353,404	1,035,364	585,699	705,994	54,377	4,849,039
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	(5)	(41)	—	(46)

Commercial and industrial loans:
Payment performance
Performing	97,417	98,018	174,904	76,197	17,467	19,809	287,010	770,822
Nonperforming	—	—	14	—	—	88	3,927	4,029
Total commercial and industrial loans	97,417	98,018	174,918	76,197	17,467	19,897	290,937	774,851
YTD gross charge-offs	—	—	126	—	—	29	—	155
YTD net charge-offs (recoveries)	—	—	126	—	—	5	(34)	97

Equipment financing agreements:
Payment performance
Performing	35,518	198,213	190,684	88,306	19,607	14,681	—	547,009
Nonperforming	—	846	3,613	1,729	216	537	—	6,941
Total equipment financing agreements	35,518	199,059	194,297	90,035	19,823	15,218	—	553,950
YTD gross charge-offs	—	19	1,364	400	170	15	—	1,968
YTD net charge-offs (recoveries)	—	19	1,207	310	164	(155)	—	1,545

Total loans receivable:
Payment performance
Performing	348,678	1,193,116	1,718,867	1,199,867	622,773	739,128	341,387	6,163,816
Nonperforming	1,573	846	3,752	1,729	216	1,981	3,927	14,024
Total loans receivable	$350,251	$1,193,962	$1,722,619	$1,201,596	$622,989	$741,109	$345,314	$6,177,840
YTD gross charge-offs	—	19	1,490	400	170	44	—	2,123
YTD net charge-offs (recoveries)	—	19	1,333	310	159	(191)	(34)	1,596

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

The following is an aging analysis of loans, including loans on nonaccrual status, disaggregated by loan class, as of:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
	(in thousands)
March 31, 2024
Real estate loans:
Commercial property
Retail	$757	$—	$—	$757	$1,090,302	$1,091,059
Hospitality	—	—	—	—	740,160	740,160
Office	—	—	—	—	575,847	575,847
Other	2,950	366	574	3,890	1,363,505	1,367,395
Total commercial property loans	3,707	366	574	4,647	3,769,814	3,774,461
Construction	—	—	—	—	104,216	104,216
Residential	2,190	1,410	—	3,600	966,762	970,362
Total real estate loans	5,897	1,776	574	8,247	4,840,792	4,849,039
Commercial and industrial loans	107	3,989	—	4,096	770,755	774,851
Equipment financing agreements	7,452	1,994	3,924	13,370	540,580	553,950
Total loans receivable	$13,456	$7,759	$4,498	$25,713	$6,152,127	$6,177,840

December 31, 2023
Real estate loans:
Commercial property
Retail	$632	$—	$—	$632	$1,106,728	$1,107,360
Hospitality	—	150	22	172	740,347	740,519
Office	—	—	—	—	574,981	574,981
Other	592	—	—	592	1,365,942	1,366,534
Total commercial property loans	1,224	150	22	1,396	3,787,998	3,789,394
Construction	—	—	—	—	100,345	100,345
Residential	521	336	1	858	961,803	962,661
Total real estate loans	1,745	486	23	2,254	4,850,146	4,852,400
Commercial and industrial loans	76	120	5,178	5,374	742,445	747,819
Equipment financing agreements	7,138	2,134	4,551	13,823	568,392	582,215
Total loans receivable	$8,959	$2,740	$9,752	$21,451	$6,160,983	$6,182,434

Nonaccrual Loans and Nonperforming Assets

The following table represents the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$161	$437	$—	$598
Hospitality	292	—	—	292
Office	—	—	—	—
Other	2,148	16	—	2,164
Total commercial property loans	2,601	453	—	3,054
Total real estate loans	2,601	453	—	3,054
Commercial and industrial loans	—	4,029	—	4,029
Equipment financing agreements	663	6,278	—	6,941
Total	$3,264	$10,760	$—	$14,024

	December 31, 2023
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,717	$321	$—	$2,038
Hospitality	338	150	—	488
Other	305	18	—	323
Total commercial property loans	2,360	489	—	2,849
Residential	1	—	—	1
Total real estate loans	2,361	489	—	2,850
Commercial and industrial loans	5,213	92	—	5,305
Equipment financing agreements	570	6,749	—	7,319
Total	$8,144	$7,330	$—	$15,474

The Company recognized $9,000 and $104,000 of interest income on nonaccrual loans for the three months ended March 31, 2024 and 2023, respectively.

The following table details nonperforming assets as of the dates indicated:

	March 31, 2024	December 31, 2023
	(in thousands)
Nonaccrual loans	$14,024	$15,474
Total nonperforming loans receivable	14,024	15,474
Other real estate owned (“OREO”)	117	117
Total nonperforming assets	$14,141	$15,591

OREO of $0.1 million is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

Loan Modifications

No loans were modified to borrowers experiencing financial difficulty during the three months ended March 31, 2024 or during the three months ended March 31, 2023.

Note 4 — Servicing Assets

The changes in servicing assets for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)

Balance at beginning of period	$7,070	$7,176
Addition related to sale of SBA loans	514	615
Amortization	(694)	(635)
Change in valuation allowance	—	385
Balance at end of period	$6,890	$7,541

At March 31, 2024 and December 31, 2023, we serviced loans sold to unaffiliated parties of $536.0 million and $539.6 million, respectively. These represented loans that were sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. All of the loans serviced were SBA loans.

The Company recorded servicing fee income of $1.3 million for each of the three months ended March 31, 2024 and 2023. Servicing fee income, net of the amortization of servicing assets, is included in other operating income in the consolidated statements of income. Amortization expense was $0.7 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively.

The fair value of servicing rights was $8.3 million at March 31, 2024 and was determined using discount rates ranging from 11.1% to 22.2% and prepayment speeds ranging from 11.4% to 20.5%, depending on the stratification of the specific right. The fair value of servicing rights was $7.7 million at December 31, 2023 and was determined using discount rates ranging from 14.4% to 24.7% and prepayment speeds ranging from 12.2% to 19.7%, depending on the stratification of the specific right.

Note 5 — Income Taxes

The Company’s income tax expense was $6.6 million and $9.3 million, representing an effective income tax rate of 30.2% and 29.7% for the three months ended March 31, 2024 and 2023, respectively.

Management concluded that as of March 31, 2024 and December 31, 2023, a valuation allowance of $1.9 million was appropriate against certain state net operating loss carry forwards and certain tax credits. For all other deferred tax assets, management believes it was more likely than not these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. Net deferred tax assets were $35.9 million and $35.2 million as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, the Company was subject to examination by various taxing authorities for its federal tax returns for the periods ended after December 31, 2019 and state tax returns for the periods ended after December 31, 2018. During the quarter ended March 31, 2024, there was no material change to the Company’s uncertain tax positions. The Company does not expect its unrecognized tax positions to change significantly over the next twelve months.

Note 6 — Goodwill and other Intangibles

The third-party originator's intangible of $0.5 million and goodwill of $11.0 million were recorded as a result of the acquisition of an equipment financing agreements portfolio in 2016. The core deposit intangible of $2.2 million was recognized for the core deposits acquired in a 2014 acquisition. The Company’s intangible assets were as follows for the periods indicated:

		March 31, 2024			December 31, 2023
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Core deposit intangible	10 years	$2,213	$(2,170)	$43	$2,213	$(2,145)	$68
Third-party originator's intangible	7 years	—	—	—	483	(483)	—
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$13,244	$(2,170)	$11,074	$13,727	$(2,628)	$11,099

The Company performed an impairment analysis in the first quarter of 2024 and determined there was no impairment as of March 31, 2024. No triggering event occurred as of, or subsequent to March 31, 2024, that would require a reassessment of goodwill and other intangible assets.

Note 7 — Deposits

The scheduled maturities of time deposits are as follows for the periods indicated:

	Time Deposits More Than $250,000	Other Time Deposits	Total
	(in thousands)
At March 31, 2024
2024	$835,582	$1,246,625	$2,082,207
2025	158,310	250,112	408,422
2026	263	3,754	4,017
2027	—	807	807
2028 and thereafter	—	308	308
Total	$994,155	$1,501,606	$2,495,761

At December 31, 2023
2024	$995,830	$1,444,509	$2,440,339
2025	3,928	6,205	10,133
2026	263	3,142	3,405
2027	—	572	572
2028 and thereafter	—	418	418
Total	$1,000,021	$1,454,846	$2,454,867

Accrued interest payable on deposits was $37.9 million and $39.2 million at March 31, 2024 and December 31, 2023, respectively. Total deposits reclassified to loans due to overdrafts at March 31, 2024 and December 31, 2023 were $1.5 million and $1.6 million, respectively.

Note 8 — Borrowings and Subordinated Debentures

At March 31, 2024, the Bank had $60.0 million of open advances and $112.5 million of term advances at the FHLB with a weighted average interest rate of 5.69% and 3.91%, respectively. At December 31, 2023, the Bank had $212.5 million of open advances and $112.5 million of term advances at the FHLB with a weighted average rate of 5.70% and 2.77%, respectively. Interest expense on borrowings for the three months ended March 31, 2024 and 2023 was $1.7 million and $2.4 million, respectively.

	March 31, 2024		December 31, 2023
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Open advances	$60,000	5.69%	$212,500	5.70%
Advances due within 12 months	50,000	3.33	37,500	0.40
Advances due over 12 months through 24 months	25,000	4.44	12,500	1.90
Advances due over 24 months through 36 months	37,500	4.32	62,500	4.37
Outstanding advances	$172,500	4.53%	$325,000	4.69%

The following is financial data pertaining to FHLB advances:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Weighted-average interest rate at end of period	4.53%	4.69%
Weighted-average interest rate during the period	4.10%	3.48%
Average balance of FHLB advances	$162,418	$197,390
Maximum amount outstanding at any month-end	$187,500	$450,000

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had pledged $2.45 billion and $2.36 billion of loans at carrying values as collateral with the FHLB as of March 31, 2024 and December 31, 2023, respectively. The remaining available borrowing capacity was $1.33 billion and $1.09 billion at March 31, 2024 and December 31, 2023, respectively.

The Bank also had securities pledged with the FRB with market values of $23.8 million and $24.8 million at March 31, 2024 and December 31, 2023, respectively. The pledged securities provided $22.3 million in available borrowing capacity through the Fed Discount Window as of March 31, 2024, and $23.2 million in available borrowing capacity through the Fed Discount Window and the Bank Term Funding Program (“BTFP”) as of December 31, 2023.

On August 20, 2021, the Company issued $110.0 million of Fixed-to-Floating Subordinated Notes (“2031 Notes”) with a maturity date of September 1, 2031. The 2031 Notes have an initial fixed interest rate of 3.75% per annum, payable semiannually in arrears on March 1 and September 1 of each year, up to but excluding September 1, 2026. From and including September 1, 2026 and thereafter, the 2031 Notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be the Three-Month Term SOFR) plus 310 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. If the then current three-month term SOFR rate is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance cost was $2.1 million, which is being amortized through the 2031 Notes’ maturity date. At March 31, 2024 and December 31, 2023, the balance of the 2031 Notes included in the Company’s Consolidated Balance Sheet, net of issuance cost, was $108.4 million and $108.3 million, respectively.

The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005 which issued $26.0 million of Trust Preferred Securities (“TPS”) at a 6.26% fixed rate for the first five years and a variable rate of three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. Beginning September 15, 2023, the variable rate on the TPS changed to three-month SOFR plus 166 basis points, representing the credit spread of 140 basis points and a 26 basis point adjustment to convert three-month LIBOR to three-month SOFR. The rate on the TPS at March 31, 2024 was 6.99%. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At March 31, 2024 and December 31, 2023, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $5.0 million and $5.1 million, was $21.8 million and $21.7 million, respectively. The amortization of discount was $106,000 and $104,000 for the three months ended March 31, 2024 and 2023, respectively.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
	(dollars in thousands, except per share amounts)
Basic EPS
Net income	$15,164	$21,991
Less: income allocated to unvested restricted stock	92	117
Income allocated to common shares	$15,072	$21,874
Weighted-average shares for basic EPS	30,119,646	30,347,325
Basic EPS (1)	$0.50	$0.72

Effect of dilutive stock options and unvested performance stock units	—	83,420

Diluted EPS
Income allocated to common shares	$15,072	$21,874
Weighted-average shares for diluted EPS	30,119,646	30,430,745
Diluted EPS (1)	$0.50	$0.72

(1)
Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

On a weighted-average basis, options to purchase 61,000 and 31,034 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2024 and 2023, respectively, because their effect would have been anti-dilutive. There were 91,732 of and no anti-dilutive unvested PSUs outstanding for the three months ended March 31, 2024 and 2023, respectively.

No PSUs were awarded to executive officers during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company issued 52,450 PSUs to executive officers from the 2021 Equity Compensation Plan with a fair value of $1.1 million on the grant date of March 10, 2023. These units have a three-year cliff vesting period and include dividend equivalent rights. Total PSUs outstanding as of March 31, 2024 were 91,732 with an aggregate grant fair value of $2.1 million. Total PSUs outstanding as of March 31, 2023 were 157,049 with an aggregate grant fair value of $3.1 million.

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

At March 31, 2024, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5% must be met to avoid limitations on the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 6.50% and 6.27% and the Company's capital conservation buffer was 6.40% and 6.20% as of March 31, 2024 and December 31, 2023, respectively.

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

The capital ratios of Hanmi Financial and the Bank as of March 31, 2024 and December 31, 2023 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2024
Total capital (to risk-weighted assets):
Hanmi Financial	$958,173	15.20%	$504,319	8.00%	N/A	N/A
Hanmi Bank	$914,061	14.50%	$504,340	8.00%	$630,425	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$781,521	12.40%	$378,239	6.00%	N/A	N/A
Hanmi Bank	$847,409	13.44%	$378,255	6.00%	$504,340	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$759,752	12.05%	$283,680	4.50%	N/A	N/A
Hanmi Bank	$847,409	13.44%	$283,691	4.50%	$409,776	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$781,521	10.36%	$301,758	4.00%	N/A	N/A
Hanmi Bank	$847,409	11.29%	$300,334	4.00%	$375,417	5.00%

December 31, 2023
Total capital (to risk-weighted assets):
Hanmi Financial	$947,286	14.95%	$506,891	8.00%	N/A	N/A
Hanmi Bank	$904,153	14.27%	$506,741	8.00%	$633,426	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$773,179	12.20%	$380,168	6.00%	N/A	N/A
Hanmi Bank	$840,046	13.26%	$380,056	6.00%	$506,741	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$751,516	11.86%	$285,126	4.50%	N/A	N/A
Hanmi Bank	$840,046	13.26%	$285,042	4.50%	$411,727	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$773,179	10.37%	$298,277	4.00%	N/A	N/A
Hanmi Bank	$840,046	11.32%	$296,948	4.00%	$371,185	5.00%

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

Loans held for sale - Loans held for sale includes the guaranteed portion of SBA 7(a) loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of the loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At March 31, 2024 and December 31, 2023, the entire balance of loans held for sale was recorded at its cost. We record loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2024 and December 31, 2023, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Total Fair Value
	(in thousands)
March 31, 2024
Assets:
Securities available for sale:
U.S. Treasury securities	$87,304	$—	$—	$87,304
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	424,673	—	424,673
Mortgage-backed securities - commercial	—	47,220	—	47,220
Collateralized mortgage obligations	—	121,735	—	121,735
Debt securities	—	124,816	—	124,816
Total U.S. government agency and sponsored agency obligations	—	718,444	—	718,444
Municipal bonds-tax exempt	—	66,442	—	66,442
Total securities available for sale	$87,304	$784,886	$—	$872,190
Derivative financial instruments	$—	$6,459	$—	$6,459

Liabilities:
Derivative financial instruments	$—	$8,318	$—	$8,318

December 31, 2023
Assets:
Securities available for sale:
U.S. Treasury securities	$85,488	$—	$—	$85,488
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	442,328	—	442,328
Mortgage-backed securities - commercial	—	47,991	—	47,991
Collateralized mortgage obligations	—	97,411	—	97,411
Debt securities	—	124,625	—	124,625
Total U.S. government agency and sponsored agency obligations	—	712,355	—	712,355
Municipal bonds-tax exempt	—	67,896	—	67,896
Total securities available for sale	$85,488	$780,251	$—	$865,739
Derivative financial instruments	$—	$6,245	$—	$6,245

Liabilities:
Derivative financial instruments	$—	$5,920	$—	$5,920

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of March 31, 2024 and December 31, 2023, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
			Significant
			Observable
		Quoted Prices in	Inputs With No
		Active Markets	Active Market	Significant
		for Identical	With Identical	Unobservable
	Total	Assets	Characteristics	Inputs
	(in thousands)
March 31, 2024
Assets:
Collateral dependent loans (1)	$4,410	$—	$—	$4,410
Other real estate owned	117	—	—	117
Repossessed personal property	1,288	—	—	1,288

December 31, 2023
Assets:
Collateral dependent loans (2)	$7,352	$—	$—	$7,352
Other real estate owned	117	—	—	117
Repossessed personal property	1,305	—	—	1,305

(1)
Consisted of real estate loans of $2.4 million and commercial and industrial loans of $2.0 million.
(2)
Consisted of real estate loans of $2.2 million and commercial and industrial loans of $5.2 million.

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at March 31, 2024 and December 31, 2023:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
March 31, 2024
Collateral dependent loans:
Real estate loans:
Commercial property
Hospitality	$299	Market approach	Adjustments to market data	(30)% to 35% / (3)%	(1)
Other	2,147	Market approach	Adjustments to market data	(25)% to 25% / 8%	(1)
Total real estate loans	2,446
Commercial and industrial loans	1,964	Market approach	Adjustments to market data	N/A	(2)
Total	$4,410

Other real estate owned	$117	Market approach	Adjustments to market data	0% to 5% / 4%	(1)

Repossessed personal property	1,288	Market approach	Adjustments to market data	N/A	(3)

December 31, 2023
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$1,530	Market approach	Adjustments to market data	5% to 20% / 15%	(1)
Hospitality	338	Market approach	Adjustments to market data	(30)% to 35% / (1)%	(1)
Other	305	Market approach	Adjustments to market data	(6)% to 1% / (2)%	(1)
Residential	1	Market approach	Adjustments to market data	(15)% to 3% / (6)%	(1)
Total real estate loans	2,174
Commercial and industrial loans	5,178	Market approach	Adjustments to market data	(20)% to 55% / (2)%	(1)
Total	$7,352

Other real estate owned	$117	Market approach	Adjustments to market data	(10)% to 5% / (2)%	(1)

Repossessed personal property	1,305	Market approach	Adjustments to market data	N/A	(3)

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
(2)
Includes one loan secured by cash and business assets.
(3)
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

Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we had concluded that the carrying amounts approximate fair value, the fair value estimates shown below were based on an exit price notion as of March 31, 2024, as required by ASU 2016-01. The financial instruments for which we had concluded that the carrying amounts approximate fair value include, cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits.

The estimated fair values of financial instruments were as follows:

	March 31, 2024
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$256,038	$256,038	$—	$—
Securities available for sale	872,190	87,304	784,886	—
Loans held for sale	3,999	—	4,109	—
Loans receivable, net of allowance for credit losses	6,109,570	—	—	6,011,407
Accrued interest receivable	23,032	23,032	—	—
Financial liabilities:
Noninterest-bearing deposits	1,933,060	—	1,933,060	—
Interest-bearing deposits	4,443,000	—	—	4,437,547
Borrowings and subordinated debentures	302,665	—	171,201	131,361
Accrued interest payable	38,007	38,007	—	—

	December 31, 2023
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$302,324	$302,324	$—	$—
Securities available for sale	865,739	85,488	780,251	—
Loans held for sale	12,013	—	12,238	—
Loans receivable, net of allowance for credit losses	6,112,972	—	—	6,007,975
Accrued interest receivable	23,371	23,371	—	—
Financial liabilities:
Noninterest-bearing deposits	2,003,596	—	2,003,596	—
Interest-bearing deposits	4,276,978	—	—	4,271,711
Borrowings and subordinated debentures	455,012	—	323,491	128,229
Accrued interest payable	39,306	39,306	—	—

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

Loans receivable, net of allowance for credit losses – The fair value of loans receivable is estimated based on the discounted cash flow approach. To estimate the fair value of the loans, certain loan characteristics such as account types, remaining terms, annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances are considered. Additionally, the Company’s prior charge-off rates and loss ratios as well as various other assumptions relating to credit, interest, and prepayment risks are used as part of valuing the loan portfolio. Subsequently, the loans were individually evaluated by sorting and pooling them based on loan types, credit risk grades, and payment types. Consistent with the requirements of ASU 2016-01, the fair value of the Company's loans receivable is considered to be an exit price notion as of March 31, 2024 (Level 3).

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

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of March 31, 2024, the Bank was obligated on $120.0 million of letters of credit to the FHLB of San Francisco, which were being used as collateral for $120.0 million in public fund deposits from the State of California.

The following table shows the distribution of total loan commitments as of the dates indicated:

	March 31,	December 31,
	2024	2023
	(in thousands)
Unused commitments to extend credit	$792,769	$813,960
Standby letters of credit	83,772	83,725
Commercial letters of credit	35,929	33,140
Total commitments	$912,470	$930,825

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$2,474	$3,114
Credit loss recovery	(177)	(48)
Balance at end of period	$2,297	$3,066

Note 13 — Leases

The Company enters into leases in the normal course of business primarily for bank branch offices, back-office operations locations, business development offices, information technology data centers and information technology equipment. The Company’s leases have remaining terms ranging from one month to nine years and nine months, some of which include renewal or termination options to extend the lease for up to seven years.

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

As of March 31, 2024, the outstanding balances for our right-of-use asset and lease liability were $40.0 million and $44.0 million, respectively. The outstanding balances of the right-of-use asset and lease liability were $42.4 million and $46.4 million, respectively, as of December 31, 2023. The right-of-use asset is reported in prepaid expenses and other assets line item and lease liability is reported in accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

In determining the discount rates, since most of our leases do not provide an implicit rate, we used our incremental borrowing rate provided by the FHLB of San Francisco based on the information available at the commencement date to calculate the present value of lease payments.

At March 31, 2024, future minimum rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2024	$8,439
2025	7,550
2026	6,669
2027	6,593
2028	5,833
Thereafter	13,618
Remaining lease commitments	48,702
Interest	(4,716)
Present value of lease liability	$43,986

Net lease expense recognized for the three months ended March 31, 2024 and 2023 was $2.2 million and $2.0 million, respectively. This included operating lease costs of $2.2 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively. Sublease income for operating leases was immaterial for both the three months ended March 31, 2024 and 2023.

Weighted average remaining lease terms for the Company's operating leases were 6.72 years and 6.82 years as of March 31, 2024 and December 31, 2023, respectively. Weighted average discount rates used for the Company's operating leases were 2.99% and 2.98% as of March 31, 2024 and December 31, 2023, respectively.

Cash paid and included in cash flows from operating activities for amounts used in the measurement of the lease liability of the Company's operating leases was $2.2 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively.

Note 14 — Liquidity

Hanmi Financial

As of March 31, 2024, Hanmi Financial had $6.7 million in cash on deposit with its bank subsidiary and $34.3 million of U.S. Treasury securities at fair value. As of December 31, 2023, the Company had $7.5 million in cash on deposit with its bank subsidiary and $32.4 million of U.S. Treasury securities at fair value. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of its customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances, brokered deposits as well as State of California time deposits. As of March 31, 2024 and December 31, 2023, the Bank had $172.5 million and $325.0 million of FHLB advances, $43.3 million and $58.3 million of brokered deposits, respectively, and $120.0 million of State of California time deposits as of March 31, 2024 and December 31, 2023.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of March 31, 2024 and December 31, 2023, the total borrowing capacity available, based on pledged collateral was $1.63 and $1.54 billion, respectively.

The remaining available borrowing capacity was $1.33 billion and $1.09 billion as of March 31, 2024 and December 31, 2023, respectively.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $22.3 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $28.1 million, with no borrowings as of March 31, 2024. The Bank also maintains a line of credit for repurchase agreements up to $100.0 million. The Bank also had three unsecured federal funds lines of credit totaling $115.0 million with no outstanding balances as of March 31, 2024 or December 31, 2023.

Note 15 — Derivatives and Hedging Activities

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets. During the fourth quarter of 2023, the Company entered into a $100.0 million notional interest rate swap designated as a cash flow hedge, with an effective date of May 1, 2024 and a maturity date of May 1, 2026, to hedge a pool of Prime-indexed loans against falling rates. The principal balance of the loan pool designated for the Prime-indexed loans was $152.9 million as of March 31, 2024. During the first quarter of 2024, the Company entered into a $75.0 million notional interest rate swap designated as a cash flow hedge, with an effective date of May 1, 2024 and a maturity date of May 1, 2026, to hedge a pool of one-month SOFR-indexed loans against falling rates. The principal balance of the loan pool designated for the SOFR-indexed loans was $103.5 million as of March 31, 2024.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Management evaluated the effectiveness of the Company’s derivatives designated as cash flow hedges at inception and at the balance sheet date and determined they are effective. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate asset. During the next 12 months, the Company estimates that an additional $1.7 million will be reclassified as a decrease to interest income.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2024 and December 31, 2023.

As of March 31, 2024	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$103,918	Other Assets	$6,459	$103,918	Other Liabilities	$6,417
Total derivatives not designated as hedging instruments			$6,459			$6,417

Derivatives designated as hedging instruments
Interest rate products	$—	Other Assets	$—	$175,000	Other Liabilities	$1,901
Total derivatives designated as hedging instruments			$—			$1,901

As of December 31, 2023	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$104,571	Other Assets	$5,939	$104,571	Other Liabilities	$5,920
Total derivatives not designated as hedging instruments			$5,939			$5,920

Derivatives designated as hedging instruments
Interest rate products	$100,000	Other Assets	$306	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$306			$—

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income as of March 31, 2024 and December 31, 2023.

As of March 31, 2024
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(2,207)	$(2,207)	$—	Interest Income	$—	$—	$—
Total	$(2,207)	$(2,207)	$—		$—	$—	$—

As of December 31, 2023
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$306	$306	$—	Interest Income	$—	$—	$—
Total	$306	$306	$—		$—	$—	$—

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement for the three months ended March 31, 2024 and 2023.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2024	2023
		(in thousands)
Interest rate products	Other income	$23	$(128)
Total		$23	$(128)

No fee income was recognized from its derivative financial instruments for the three months ended March 31, 2024, compared to $0.6 million for the three months ended March 31, 2023.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2024 and December 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The derivative assets are located within the prepaid and other assets line item on the Consolidated Balance Sheets and the derivative liabilities are located within the accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
As of March 31, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$6,459	$—	$6,459	$1,901	$4,558	$—

Offsetting of Derivative Liabilities
As of March 31, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$8,318	$—	$8,318	$1,901	$—	$6,417

Offsetting of Derivative Assets
As of December 31, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$6,245	$—	$6,245	$284	$5,731	$230

Offsetting of Derivative Liabilities
As of December 31, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$5,920	$—	$5,920	$284	$—	$5,636

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

As of March 31, 2024 and December 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0. As of March 31, 2024 and December 31, 2023, no collateral was provided related to these agreements.
Note 16 — Subsequent Events

Cash Dividend

On April 25, 2024, the Company announced that the Board of Directors of the Company declared a quarterly cash dividend of $0.25 per share to be paid on May 22, 2024 to stockholders of record as of the close of business on May 6, 2024.

Share Repurchase

In addition to the share repurchases completed during the first quarter of 2024, the Company announced on April 25, 2024 that the Board of Directors has adopted a new stock repurchase program under which the Company may repurchase up to 5% of its outstanding shares, or approximately 1.5 million shares of its common stock. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three months ended March 31, 2024. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended March 31, 2024 (this “Report”).

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, financial condition, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statements. These factors include the following:

•
a failure to maintain adequate levels of capital and liquidity to support our operations;
•
general economic and business conditions internationally, nationally and in those areas in which we operate, including any potential recessionary conditions;
•
volatility and deterioration in the credit and equity markets;
•
changes in consumer spending, borrowing and savings habits;
•
availability of capital from private and government sources;
•
demographic changes;
•
competition for loans and deposits and failure to attract or retain loans and deposits;
•
inflation and fluctuations in interest rates that reduce our margins and yields, the fair value of financial instruments, the level of loan originations or prepayments on loans we have made and make, the level of loan sales and the cost we pay to retain and attract deposits and secure other types of funding;
•
our ability to enter new markets successfully and capitalize on growth opportunities;
•
the current or anticipated impact of military conflict, terrorism or other geopolitical events;
•
the effect of potential future supervisory action against us or Hanmi Bank and our ability to address any issues raised in our regulatory exams;
•
risks of natural disasters;
•
legal proceedings and litigation brought against us;
•
a failure in or breach of our operational or security systems or infrastructure, including cyberattacks;
•
the failure to maintain current technologies;
•
risks associated with Small Business Administration loans;
•
failure to attract or retain key employees;
•
our ability to access cost-effective funding;
•
changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
•
fluctuations in real estate values;
•
changes in accounting policies and practices;
•
changes in governmental regulation, including, but not limited to, any increase in FDIC insurance premiums and changes in the monetary policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System;
•
the ability of Hanmi Bank to make distributions to Hanmi Financial Corporation, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial tests;
•
strategic transactions we may enter into;
•
the adequacy of and changes in the methodology for computing our allowance for credit losses;
•
our credit quality and the effect of credit quality on our credit losses expense and allowance for credit losses;

•
changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements;
•
our ability to control expenses; and
•
cyber security and fraud risks against our information technology and those of our third-party providers and vendors.

For additional information concerning risks we face, see “Part II, Item 1A. Risk Factors” in this Report and “Item 1A. Risk Factors” in Part I of the 2023 Annual Report on Form 10-K. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to the consolidated financial statements in our 2023 Annual Report on Form 10-K. We had no significant changes in our accounting policies since the filing of our 2023 Annual Report on Form 10-K.

Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2023 Annual Report on Form 10-K. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors.

Executive Overview

Financial results include the following:

	As of or for the Three Months Ended March 31,
	2024	2023
	(dollars in thousands, except per share data)
Net income	$15,164	$21,991
Earnings per diluted share	$0.50	$0.72
Dividends per share	$0.25	$0.25
Return on average assets	0.81%	1.21%
Return on average stockholders’ equity	7.90%	12.19%

Net income was $15.2 million, or $0.50 per diluted share, for the three months ended March 31, 2024 compared to $22.0 million, or $0.72 per diluted share, for the same period a year ago. The decrease in net income was driven by decreases in net interest income and noninterest income of $7.2 million and $0.6 million, respectively, and a $3.7 million increase in noninterest expense, offset by decreases in credit loss expense of $1.9 million and $2.7 million in income tax expense. Credit loss expense for the first quarter of 2024 was $0.2 million compared to $2.1 million for the first quarter of 2023. Credit loss expense for the first quarter of 2024 included a $0.4 million provision for loan losses, offset by a $0.2 million recovery for off-balance sheet items. Credit loss expense for the first quarter of 2023 included a $2.2 million provision for loan losses, offset by a $0.1 million recovery for off-balance sheet items.

Other financial highlights include the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Loans receivable, gross	$6,177,840	$6,182,434
Securities available for sale, at fair value	872,190	865,739
Total assets	7,512,046	7,570,341
Deposits	6,376,060	6,280,574
Borrowings	172,500	325,000
Total stockholders’ equity	703,100	701,891

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

	Three Months Ended
	March 31, 2024			March 31, 2023
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$6,137,888	$91,674	6.00%	$5,944,399	$80,923	5.51%
Securities (2)	969,520	4,955	2.07%	980,712	4,025	1.67%
FHLB stock	16,385	361	8.87%	16,385	289	7.16%
Interest-bearing deposits in other banks	201,724	2,604	5.19%	192,902	2,066	4.34%
Total interest-earning assets	7,325,517	99,594	5.47%	7,134,398	87,303	4.96%

Noninterest-earning assets:
Cash and due from banks	58,382			65,088
Allowance for credit losses	(69,106)			(71,452)
Other assets	244,700			239,121
Total assets	$7,559,493			$7,367,155

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$86,401	$30	0.14%	$109,391	$29	0.11%
Money market and savings	1,815,085	16,553	3.67%	1,453,569	7,315	2.04%
Time deposits	2,507,830	29,055	4.66%	2,223,615	18,154	3.31%
Total interest-bearing deposits	4,409,316	45,638	4.16%	3,786,575	25,498	2.73%
Borrowings	162,418	1,655	4.10%	268,056	2,369	3.58%
Subordinated debentures	130,088	1,646	5.06%	129,483	1,583	4.89%
Total interest-bearing liabilities	4,701,822	48,939	4.19%	4,184,114	29,450	2.85%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,921,189			2,324,413
Other liabilities	164,524			127,112
Stockholders’ equity	771,958			731,516
Total liabilities and stockholders’ equity	$7,559,493			$7,367,155

Net interest income		$50,655			$57,853

Cost of deposits (3)			2.90%			1.69%
Net interest spread (taxable equivalent basis) (4)			1.28%			2.10%
Net interest margin (taxable equivalent basis) (5)			2.78%			3.28%

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

	Three Months Ended
	March 31, 2024 vs March 31, 2023
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$3,316	$7,435	$10,751
Securities (2)	(46)	976	930
FHLB stock	2	70	72
Interest-bearing deposits in other banks	113	425	538
Total interest and dividend income	3,385	8,906	12,291

Interest expense:
Demand: interest-bearing	$(6)	$7	$1
Money market and savings	1,895	7,343	9,238
Time deposits	2,492	8,409	10,901
Borrowings	(922)	208	(714)
Subordinated debentures	7	56	63
Total interest expense	3,466	16,023	19,489
Change in net interest income	$(81)	$(7,117)	$(7,198)

(1)
Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)
Securities average yield is calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.

For the three months ended March 31, 2024 and 2023, net interest income was $50.7 million and $57.9 million, respectively. The net interest spread and net interest margin, on a taxable equivalent basis, for the quarter ended March 31, 2024, were 1.28% and 2.78%, respectively, compared to 2.10% and 3.28%, respectively, for the same period in 2023. Interest and dividend income increased $12.3 million, or 14.1%, to $99.6 million for the three months ended March 31, 2024 from $87.3 million for the same period in 2023, primarily due to higher average interest-earning asset yields and an increase in the average balance of loans. Interest expense increased $19.5 million, or 66.2%, to $48.9 million for the three months ended March 31, 2024 from $29.5 million for the same period in 2023 primarily due to increases in deposit rates and average deposit balances and, to a lesser extent, an increase in the cost of borrowings. The increases in average interest-earning asset yields and deposit and borrowing rates were due to the rising interest rate environment.

The average balance of interest earning assets increased $191.1 million, or 2.7%, to $7.33 billion for the three months ended March 31, 2024, from $7.13 billion for the three months ended March 31, 2023. The average balance of loans increased $193.5 million, or 3.3%, to $6.14 billion for the three months ended March 31, 2024, from $5.94 billion for the three months ended March 31, 2023. The average balance of securities decreased $11.2 million, or 1.1%, to $969.5 million for the three months ended March 31, 2024, from $980.7 million for the three months ended March 31, 2023. The average balance of interest-bearing deposits at other banks increased $8.8 million, or 4.6%, to $201.7 million for the three months ended March 31, 2024, from $192.9 million for the three months ended March 31, 2023.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 51 basis points to 5.47% for the three months ended March 31, 2024, from 4.96% for the three months ended March 31, 2023. The average yield on loans increased to 6.00% for the three months ended March 31, 2024, from 5.51% for the three months ended March 31, 2023. The average yield on securities, on a taxable equivalent basis, increased to 2.07% for the three months ended March 31, 2024, from 1.67% for the three months ended March 31, 2023. The average yield on interest-bearing deposits in other banks increased 85 basis points to 5.19% for the three months ended March 31, 2024, from 4.34% for the three months ended March 31, 2023. The increased yields were primarily due to increases in market interest rates.

The average balance of interest-bearing liabilities increased $517.7 million, or 12.4%, to $4.70 billion for the three months ended March 31, 2024 compared with $4.18 billion for the three months ended March 31, 2023. The average balances of time deposits and money market and savings accounts increased $284.2 million and $361.5 million, respectively, offset partially by decreases in interest-bearing demand deposits and borrowings of $23.0 million and $105.6 million, respectively.

The average cost of interest-bearing liabilities was 4.19% and 2.85% for the three months ended March 31, 2024 and 2023, respectively. The average cost of interest-bearing deposits increased 143 basis points to 4.16% for the three months ended March 31, 2024, compared with 2.73% for the three months ended March 31, 2023. The average cost of time deposits increased 135 basis points to 4.66% for the three months ended March 31, 2024 compared with 3.31% for the three months ended March 31, 2023. The average cost of money market and savings accounts increased 163 basis points to 3.67% for the three months ended March 31, 2023 compared with 2.04% for the three months ended March 31, 2023.The average cost of subordinated debentures increased 17 basis points to 5.06% for the three months ended March 31, 2024 compared with 4.89% for the three months ended March 31, 2023. The average cost of borrowings increased 52 basis points to 4.10% for the three months ended March 31, 2024 compared with 3.58% for the three months ended March 31, 2023. The increased costs were primarily due to increases in market interest rates.

Credit Loss Expense

For the first quarter of 2024, the Company recorded $0.2 million of credit loss expense, comprised of a $0.4 million provision for loan losses, offset by a $0.2 million recovery for off-balance sheet items. For the same period in 2023, the Company recorded $2.1 million of credit loss expense, comprised of a $2.2 million credit loss provision for loan losses, offset by a $0.1 million recovery for off-balance sheet items. The credit loss expense for the three months ended March 31, 2024 was mainly attributed to a $1.9 million specific allowance on a $3.9 million nonperforming commercial and industrial loan in the health-care industry, and $1.6 million in net charge-offs, offset by a $3.1 million decrease in the allowance for quantitative and qualitative considerations. The decrease in the allowance for quantitative and qualitative considerations was primarily attributable to a reduction of loss rates in the commercial real estate hospitality industry. The credit loss expense for the three months ended March 31, 2023 was mainly attributed to a specific reserve allocation of $2.5 million on a nonperforming commercial and industrial loan in the health-care industry, offset by loan recoveries of $5.0 million.

See also “Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)	Increase (Decrease)
	2024	2023	Amount	Percent
	(in thousands)
Service charges on deposit accounts	$2,450	$2,579	$(129)	(5.00)%
Trade finance and other service charges and fees	1,414	1,258	156	12.40
Servicing income	712	742	(30)	(4.04)
Bank-owned life insurance income	304	270	34	12.59
All other operating income	928	1,618	(690)	(42.65)
Service charges, fees & other	5,808	6,467	(659)	(10.19)
Gain on sale of SBA loans	1,482	1,869	(387)	(20.71)
Gain on sale of mortgage loans	443	—	443	100.00
Total noninterest income	$7,733	$8,336	$(603)	(7.23)%

For the three months ended March 31, 2024, noninterest income was $7.7 million, a decrease of $0.6 million, or 7.2%, compared to $8.3 million for the same period in 2023, due primarily to a decrease in all other operating income. The $0.7 million decrease in all other operating income was mainly attributed to a $0.6 million decrease in swap fee income. During the first quarter of 2024, the Company sold $29.7 million of residential loans and recognized a net gain of $0.4 million. The gain on sale of mortgage loans was partially offset by the reduction in gain on sale of SBA loans compared to the same period in 2023, due to lower sales volume of $4.1 million and a reduction in trade premiums of 62 basis points from 7.85% to 7.23%.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)	Increase (Decrease)
	2024	2023	Amount	Percent
	(in thousands)
Salaries and employee benefits	$21,585	$20,610	$975	4.73%
Occupancy and equipment	4,537	4,412	125	2.83
Data processing	3,551	3,253	298	9.16
Professional fees	1,893	1,335	558	41.80
Supplies and communications	601	676	(75)	(11.09)
Advertising and promotion	907	833	74	8.88
All other operating expenses	3,160	1,957	1,203	61.47
Subtotal	36,234	33,076	3,158	9.55
Other real estate owned expense	22	(201)	223	(110.95)
Repossessed personal property expense (income)	189	(84)	273	(325.00)
Total noninterest expense	$36,445	$32,791	$3,654	11.14%

For the three months ended March 31, 2024, noninterest expense was $36.4 million, an increase of $3.7 million, or 11.1%, compared with $32.8 million for the same period in 2023. Salaries and employee benefits increased $1.0 million due to higher salaries, group insurance, share-based compensation expense and a decrease in capitalized loan origination costs from lower loan originations. Professional fees increased $0.6 million due to higher consulting, accounting and legal expenses. All other operating expenses increased $1.2 million mainly due to a higher FDIC assessment of $0.3 million and the reversal of a $0.4 million SBA impairment adjustment in the first quarter of 2023. The change in OREO expense was due to a $0.3 million reimbursement of expenses received during the three months ended March 31, 2023. The change in repossessed personal property expense was due to a $0.3 million loss on sale of lease assets.

Income Tax Expense

Income tax expense was $6.6 million and $9.3 million representing an effective income tax rate of 30.2% and 29.7% for the three months ended March 31, 2024 and 2023, respectively.

Financial Condition

Securities

As of March 31, 2024, our securities portfolio consisted of U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and debt securities, tax-exempt municipal bonds and U.S. Treasury securities. Most of these securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10% of stockholders’ equity as of March 31, 2024 or December 31, 2023.

Securities increased $6.5 million to $872.2 million at March 31, 2024 from $865.7 million at December 31, 2023, mainly attributed to $38.4 million in securities purchases, offset by $26.2 million in paydowns and maturities.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their cost weighted average yield, which is calculated using amortized cost as the weight, as of March 31, 2024:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$41,132	3.95%	$47,275	3.94%	$—	0.00%	$—	0.00%	$88,407	3.94%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	13	2.99	20	3.03	22,601	0.35	467,080	1.69	489,714	1.63
Mortgage-backed securities - commercial	4,107	3.72	4,384	0.84	—	—	51,112	1.57	59,603	1.66
Collateralized mortgage obligations	—	—	166	1.27	353	2.63	131,237	3.55	131,756	3.54
Debt securities	30,705	2.08	101,531	1.14	—	—	—	—	132,236	1.36
Total U.S. government agency and sponsored agency obligations	34,825	2.27	106,101	1.13	22,954	0.38	649,429	2.06	813,309	1.90
Municipal bonds-tax exempt	—	—	—	—	32,655	1.36	44,209	1.32	76,864	1.34
Total securities available for sale	$75,957	3.18%	$153,376	1.99%	$55,609	2.22%	$693,638	2.01%	$978,580	2.11%

Loans Receivable

As of March 31, 2024 and December 31, 2023, loans receivable (excluding loans held for sale), net of deferred loan fees and costs, discounts and allowance for credit losses, were $6.11 billion. For the three months ended March 31, 2024, there was $234.0 million in new loan production and $10.2 million in SBA loan purchases, offset partially by $141.6 million in loan sales and payoffs, and amortization and other reductions of $97.0 million. Loan production consisted of commercial real estate loans of $60.1 million, residential mortgages of $53.1 million, commercial and industrial loans of $50.8 million, equipment financing agreements of $39.2 million and SBA loans of $30.8 million.

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses as of March 31, 2024. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$150,284	$311,361	$360,865	$218,920	$49,629	$1,091,059
Hospitality	233,654	193,201	201,905	95,599	15,801	740,160
Office	54,535	342,603	150,388	21,239	7,082	575,847
Other	169,203	473,436	471,263	208,393	45,100	1,367,395
Total commercial property loans	607,676	1,320,601	1,184,421	544,151	117,612	3,774,461
Construction	63,437	38,788	1,991	—	—	104,216
Residential	5,193	70	133	4,290	960,676	970,362
Total real estate loans	676,306	1,359,459	1,186,545	548,441	1,078,288	4,849,039
Commercial and industrial loans	309,891	241,011	98,652	125,297	—	774,851
Equipment financing agreements	32,340	203,635	300,864	17,111	—	553,950
Loans receivable	$1,018,537	$1,804,105	$1,586,061	$690,849	$1,078,288	$6,177,840
Loans with predetermined interest rates	482,612	1,260,548	978,530	58,522	262,591	3,042,803
Loans with variable interest rates	535,925	543,557	607,531	632,327	815,697	3,135,037

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with fixed or predetermined interest rates, as of March 31, 2024.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$119,432	$279,343	$198,809	$1,557	$235	$599,376
Hospitality	86,408	133,332	103,528	697	—	323,965
Office	25,608	264,095	91,734	—	—	381,437
Other	105,980	378,570	270,490	28,954	5,218	789,212
Total commercial property loans	337,428	1,055,340	664,561	31,208	5,453	2,093,990
Construction	28,311	—	—	—	—	28,311
Residential	1,569	70	—	2,523	257,138	261,300
Total real estate loans	367,308	1,055,410	664,561	33,731	262,591	2,383,601
Commercial and industrial loans	82,964	1,503	13,105	7,680	—	105,252
Equipment financing agreements	32,340	203,635	300,864	17,111	—	553,950
Loans receivable	$482,612	$1,260,548	$978,530	$58,522	$262,591	$3,042,803

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with floating or variable interest rates (including hybrids), as of March 31, 2024.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$30,852	$32,018	$162,057	$217,363	$49,395	$491,685
Hospitality	147,246	59,868	98,377	94,902	15,801	416,194
Office	28,927	78,508	58,653	21,239	7,082	194,409
Other	63,223	94,866	200,772	179,439	39,881	578,181
Total commercial property loans	270,248	265,260	519,859	512,943	112,159	1,680,469
Construction	35,126	38,788	1,991	—	—	75,905
Residential	3,624	—	133	1,767	703,538	709,062
Total real estate loans	308,998	304,048	521,983	514,710	815,697	2,465,436
Commercial and industrial loans	226,927	239,509	85,548	117,617	—	669,601
Loans receivable	$535,925	$543,557	$607,531	$632,327	$815,697	$3,135,037

Industry

As of March 31, 2024, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10.0% of loans receivable outstanding:

		Percentage of
	Balance as of	Loans Receivable
	March 31, 2024	Outstanding
	(in thousands)
Lessor of nonresidential buildings	$1,718,496	27.8%
Hospitality	744,054	12.0%

Loan Quality Indicators

Loans 30 to 89 days past due and still accruing were $15.8 million at March 31, 2024, compared with $10.3 million at December 31, 2023, attributable mainly to an increase of $2.7 million in past due residential loans and the addition of a $3.0 million commercial real estate industrial loan, offset by payoffs and other reductions of $0.2 million.

At March 31, 2024 and December 31, 2023, there were no loans 90 days or more past due and still accruing interest.

Activity in criticized loans was as follows for the periods indicated:

	Special Mention	Classified
	(in thousands)
March 31, 2024
Balance at January 1, 2024	$65,315	$31,367
Additions	671	3,631
Reductions	(3,670)	(11,329)
Balance at March 31, 2024	$62,316	$23,669

March 31, 2023
Balance at January 1, 2023	$79,013	$46,192
Additions	766	13,808
Reductions	(15,439)	(12,713)
Balance at March 31, 2023	$64,340	$47,287

Special mention loans were $62.3 million and $65.3 million at March 31, 2024 and December 31, 2023, respectively. The $3.0 million decrease included upgrades to pass loans of $1.5 million, downgrades to classified loans of $0.8 million, and paydowns and payoffs of $1.4 million, offset by downgrades from pass loans of $0.7 million. The upgrades to pass loans were primarily attributable to a $1.5 million retail loan and downgrades to classified consisted of two SBA commercial real estate retail loans for $0.8 million. The $14.7 million decrease in the first quarter of 2023 included downgrades to classified loans of $10.0 million, and payoffs of $4.6 million.

Classified loans were $23.7 million and $31.4 million at March 31, 2024 and December 31, 2023, respectively. The $7.7 million decrease was primarily driven by paydowns and payoffs of $9.4 million, and charge-offs of $1.9 million, offset by new downgrades to classified loans of $3.6 million. The paydowns and payoffs during the three months ended March 31, 2024 were mainly attributed to payoffs of a $4.7 million commercial real estate industrial loan and a $1.2 million commercial real estate office loan, and a $0.9 million paydown on a previously mentioned nonperforming commercial and industrial loan in the health-care industry. The $1.1 million increase in the first quarter of 2023 was primarily driven by the downgrade of one loan in the amount of $10.0 million, offset by loan upgrades of $8.8 million.

Nonperforming Assets

Nonperforming loans consist of nonaccrual loans and loans 90 days or more past due and still accruing interest. Nonperforming assets consist of nonperforming loans and OREO. Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless we believe the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on nonaccrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual loans may be restored to accrual status when principal and interest become current and full repayment is expected, which generally occurs after sustained payment of six months. Interest income is recognized on the accrual basis for loans not meeting the criteria for nonaccrual. OREO consists of properties acquired by foreclosure or similar means.

Except for nonaccrual loans, management is not aware of any other loans as of March 31, 2024 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in a loan being designated as nonperforming at some future date.

Nonaccrual loans were $14.0 million and $15.5 million as of March 31, 2024 and December 31, 2023, respectively, representing a decrease of $1.5 million, or 9.4%. The decrease in nonaccrual loans resulted from payoffs, paydowns, and upgrades of $4.8 million, offset by additions to nonperforming loans of $3.3 million. The additions to nonperforming loans consisted of equipment financing agreements of $2.6 million and two SBA loans for $0.7 million. As of March 31, 2024 and December 31, 2023, 1.25% of equipment financing agreements were on nonaccrual status. As of March 31, 2024 and December 31, 2023, all loans 90 days or more past due were classified as nonaccrual.

The $14.0 million of nonperforming loans as of March 31, 2024 had individually evaluated allowances of $5.3 million, compared to $15.5 million of nonperforming loans with individually evaluated allowances of $3.4 million as of December 31, 2023.

Nonperforming assets were $14.1 million at March 31, 2024, or 0.19% of total assets, compared to $15.6 million, or 0.21%, at December 31, 2023. Additionally, not included in nonperforming assets were repossessed personal property assets associated with equipment finance agreements of $1.3 million at March 31, 2024 and December 31, 2023.

Individually Evaluated Loans

The Company reviews loans on an individual basis when the loan does not share similar risk characteristics with loan pools. Individually evaluated loans are measured for expected credit losses based on the present value of expected cash flows discounted at the effective interest rate, the observable market price, or the fair value of collateral.

Individually evaluated loans were $14.0 million and $15.4 million as of March 31, 2024 and December 31, 2023, respectively, representing a decrease of $1.4 million, or 9.2%. Specific allowances associated with individually evaluated loans increased $1.9 million to $5.3 million as of March 31, 2024 compared with $3.4 million as of December 31, 2023, mainly attributed to a $1.9 million specific reserve allocation on a commercial and industrial loan in the health-care industry.

No loans were modified to borrowers with financial difficulties during the three months ended March 31, 2024 or 2023. A borrower is experiencing financial difficulties when there is a probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. The Company may modify loans to borrowers experiencing financial difficulties by providing principal forgiveness, a term extension, an other-than-insignificant payment delay, or an interest rate reduction.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

The Company’s estimate of the allowance for credit losses at March 31, 2024 and December 31, 2023 reflected losses expected over the remaining contractual life of assets based on historical, current, and forward-looking information. The contractual term does not consider extensions, renewals or modifications.

Management selected three loss methodologies for the collective allowance estimation. At March 31, 2024, the Company used the discounted cash flow (“DCF”) method to estimate allowances for credit losses for the commercial and industrial loan portfolio, the Probability of Default/Loss Given Default (“PD/LGD”) method for the commercial property, construction and residential property portfolios, and the Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses for equipment financing agreements. Loans that do not share similar risk characteristics are individually evaluated for allowances.

For all loans utilizing the DCF method, the Company determined that four quarters represented a reasonable and supportable forecast period and reverted to a historical loss rate over twelve quarters on a straight-line basis. For each of these loan segments, the Company applied an annualized historical PD/LGD using all available historical periods. Since reasonable and supportable forecasts of economic conditions are embedded directly into the DCF model, qualitative adjustments are considered but were minimal.

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

As of March 31, 2024 and December 31, 2023, the Company relied on the economic projections from Moody’s to inform its loss driver forecasts over the four-quarter forecast period. For all loan pools, the Company utilizes and forecasts the national unemployment rate as the primary loss driver.

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

The following table reflects our allocation of the allowance for credit losses by loan category as well as the amount of loans in each loan category, including related percentages:

	March 31, 2024				December 31, 2023
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$10,095	14.8%	$1,091,059	17.7%	$10,264	14.8%	$1,107,360	17.9%
Hospitality	11,668	17.1	740,160	12.0	15,534	22.4	740,519	12.0
Office	3,740	5.5	575,847	9.3	3,024	4.4	574,981	9.3
Other	8,270	12.1	1,367,395	22.1	8,663	12.4	1,366,534	22.1
Total commercial property loans	33,773	49.5	3,774,461	61.1	37,485	54.0	3,789,394	61.3
Construction	2,611	3.8	104,216	1.7	2,756	4.0	100,345	1.6
Residential	6,200	9.1	970,362	15.7	5,258	7.5	962,661	15.6
Total real estate loans	42,584	62.4	4,849,039	78.5	45,499	65.5	4,852,400	78.5
Commercial and industrial loans	11,836	17.3	774,851	12.5	10,257	14.8	747,819	12.1
Equipment financing agreements	13,850	20.3	553,950	9.0	13,706	19.7	582,215	9.4
Total	$68,270	100.0%	$6,177,840	100.0%	$69,462	100.0%	$6,182,434	100.0%

The following table sets forth certain ratios related to our allowance for credit losses at the dates presented:

	As of
	March 31, 2024	December 31, 2023
	(dollars in thousands)
Ratios:
Allowance for credit losses to loans receivable	1.11%	1.12%
Nonaccrual loans to loans	0.23%	0.25%
Allowance for credit losses to nonaccrual loans	486.81%	448.89%

Balance:
Nonaccrual loans at end of period	$14,024	$15,474
Nonperforming loans at end of period	$14,024	$15,474

The allowance for credit losses was $68.3 million and $69.5 million at March 31, 2024 and December 31, 2023, respectively. The allowance attributed to individually evaluated loans was $5.3 million and $3.4 million as of March 31, 2024 and December 31, 2023, respectively. The allowance attributed to collectively evaluated loans was $63.0 million and $66.1 million as of March 31, 2024 and December 31, 2023, respectively, and considered the impact of changes in macroeconomic assumptions, normalized interest rate forecasts for the subsequent four quarters, and a net reduction in specific qualitative factors allocated to criticized hospitality loans impacted by the pandemic.

As of March 31, 2024 and December 31, 2023, the allowance for credit losses related to off-balance sheet items, primarily unfunded loan commitments, was $2.3 million and $2.5 million, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances were adequate for current expected lifetime losses in the loan portfolio and off-balance sheet exposure as of March 31, 2024.

The following table presents a summary of gross charge-offs and recoveries for the loan portfolio:

	Three Months Ended March 31,
	2024	2023
	(in thousands)

Gross charge-offs	$(2,123)	$(2,238)
Gross recoveries	527	783
Net (charge-offs) recoveries	$(1,596)	$(1,455)

For the three months ended March 31, 2024, gross charge-offs decreased $0.1 million from the same period in 2023. Gross recoveries, for the three months ended March 31, 2024 decreased $0.3 million from the same period in 2023. Gross charge-offs for the three months ended March 31, 2024 and 2023 primarily consisted of equipment financing agreements charge-offs of $2.0 million and $1.6 million, respectively.

The following table presents a summary of net (charge-offs) recoveries for the loan portfolio:

	Three Months Ended
	Average Loans	Net (Charge-Offs) Recoveries	Net (Charge-Offs) Recoveries to Average Loans (1)
	(dollars in thousands)
March 31, 2024
Commercial real estate loans	$3,875,439	$46	0.00%
Residential loans	978,908	—	—
Commercial and industrial loans	710,440	(97)	(0.05)
Equipment financing agreements	573,101	(1,545)	(1.08)
Total	$6,137,888	$(1,596)	(0.10)%

March 31, 2023
Commercial real estate loans	$3,800,499	$(412)	(0.04)%
Residential loans	780,833	68	0.03
Commercial and industrial loans	760,835	25	0.01
Equipment financing agreements	602,232	(1,136)	(0.75)
Total	$5,944,399	$(1,455)	(0.10)%
(1)
Annualized

Net loan charge-offs were $1.6 million, or 0.10% of average loans, and $1.5 million, or 0.10% of average loans, for the three months ended March 31, 2024 and 2023, respectively.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	March 31, 2024		December 31, 2023
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$1,933,060	30.2%	$2,003,596	31.9%
Interest-bearing:
Demand	87,374	1.4	87,452	1.4
Money market and savings	1,859,865	29.2	1,734,659	27.6
Uninsured amount of time deposits more than $250,000:
Three months or less	105,953	1.7	186,321	3.0
Over three months through six months	125,310	2.0	201,085	3.2
Over six months through twelve months	402,935	6.3	222,683	3.6
Over twelve months	38,706	0.6	70,932	1.1
All other insured time deposits	1,822,857	28.6	1,773,846	28.2
Total deposits	$6,376,060	100.0%	$6,280,574	100.0%

Total deposits were $6.38 billion and $6.28 billion as of March 31, 2024 and December 31, 2023, respectively, representing an increase of $95.5 million, or 1.5%. The increase in deposits was primarily driven by a $125.2 million increase in money market and savings deposits and a $40.9 million increase in time deposits, partially offset by a $70.5 decline in noninterest-bearing demand deposits. The changes in deposit composition were primarily due to the increase in deposit rates. At March 31, 2024, the loan-to-deposit ratio was 96.9% compared to 98.4% at December 31, 2023.

As of March 31, 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.56 billion. The aggregate amount of uninsured time deposits was $672.9 million. Other uninsured deposits, such as demand and money market and savings deposits were $1.89 billion. In addition, $1.15 billion of total uninsured deposits were in accounts with balances of $5.0 million or more at March 31, 2024. As of December 31, 2023, the aggregate amount of uninsured deposits was $2.52 billion. The aggregate amount of uninsured time deposits was $681.0 million. Other uninsured deposits, such as demand, money market and savings deposits were $1.84 billion. In addition, $1.09 billion of total uninsured deposits were in accounts with balances of $5.0 million or more at December 31, 2023.

The Bank’s wholesale funds historically consisted of FHLB advances, brokered deposits as well as State of California time deposits. As of March 31, 2024 and December 31, 2023, the Bank had $172.5 million and $325.0 million of FHLB advances, and $43.3 million and $58.3 million of brokered deposits, respectively, and $120.0 million of State of California time deposits, as of March 31, 2024 and December 31, 2023.

Borrowings and Subordinated Debentures

Borrowings mostly take the form of FHLB advances. At March 31, 2024 and December 31, 2023, FHLB advances were $172.5 million and $325.0 million, respectively. FHLB open advances were $60.0 million and $212.5 million at March 31, 2024 and December 31, 2023, respectively. For the same periods, term advances were $112.5 million. Funds from deposit growth not used to fund loan production were used to pay off borrowings.

The weighted-average interest rate of all FHLB advances at March 31, 2024 and December 31, 2023 was 4.53% and 4.69%, respectively.

The FHLB maximum amount outstanding at any month end during each of the year-to-date periods ended March 31, 2024 and December 31, 2023 was $187.5 million and $450.0 million, respectively.

The following is a summary of contractual maturities of FHLB advances greater than twelve months:

	March 31, 2024		December 31, 2023
FHLB of San Francisco	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Advances due over 12 months through 24 months	$25,000	4.44%	$12,500	1.90%
Advances due over 24 months through 36 months	37,500	4.32	62,500	4.37
Outstanding advances over 12 months	$62,500	4.37%	$75,000	3.96%

Subordinated debentures were $130.2 million and $130.0 million as of March 31, 2024 and December 31, 2023, respectively. Subordinated debentures are comprised of fixed-to-floating subordinated notes of $108.4 million and $108.3 million as of March 31, 2024 and December 31, 2023, respectively, and junior subordinated deferrable interest debentures of $21.8 million and $21.7 million as of March 31, 2024 and December 31, 2023, respectively. See “Note 8 – Borrowings and Subordinated Debentures” to the consolidated financial statements for more details.

Stockholders' Equity

Stockholders’ equity was $703.1 million and $701.9 million as of March 31, 2024 and December 31, 2023, respectively. First quarter net income, net of $7.7 million of dividends paid, added $7.5 million to stockholders' equity for the period, which was partially offset by a $3.4 million increase in unrealized after-tax losses on securities available for sale due to changes in interest rates, and a $1.6 million increase in unrealized after-tax losses on cash flow hedges. In addition, the Company repurchased 100,000 shares of common stock during the quarter at an average share price of $15.92 for a total cost of $1.6 million. At March 31, 2024, 309,972 shares remain under the Company's share repurchase program.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below) as of March 31, 2024. The Company compares this stress simulation to policy limits, which specify the maximum tolerance level for net interest income exposure over a 1- to 12-month and a 13- to 24- month horizon, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest	Dollar	Percentage	Dollar	Percentage
Rates (Basis Points)	Change	Change	Change	Change
	(dollars in thousands)
300	$3,974	1.78%	$6,748	2.53%
200	$2,191	0.98%	$3,114	1.17%
100	$1,720	0.77%	$2,838	1.06%
-100	$(3,009)	(1.35%)	$(5,793)	(2.17%)
-200	$(7,338)	(3.28%)	$(14,829)	(5.56%)
-300	$(12,621)	(5.64%)	$(26,885)	(10.08%)

	Economic Value of Equity (EVE)
Change in Interest	Dollar	Percentage
Rates (Basis Points)	Change	Change
	(dollars in thousands)
300	$(13,191)	(1.93%)
200	$(6,910)	(1.01%)
100	$3,948	0.58%
-100	$(20,535)	(3.01%)
-200	$(61,535)	(9.01%)
-300	$(122,449)	(17.93%)

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

The Company’s ability to pay dividends to shareholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the Department of Financial Protection and Innovation (“DFPI”), in an amount not exceeding the greater of: (1) retained earnings of the Bank; (2) net income of the Bank for its last fiscal year; or (3) the net income of the Bank for its current fiscal year. The Company paid dividends of $7.7 million ($0.25 per share) for the three months ended March 31, 2024 and $30.5 million ($1.00 per share) for the year 2023. As of April 1, 2024, the Bank has the ability to pay dividends of approximately $161.0 million, after giving effect to the $0.25 dividend declared on April 25, 2024, for the second quarter of 2024, without the prior approval of the Commissioner of the DFPI.

At March 31, 2024, the Bank’s total risk-based capital ratio of 14.50%, Tier 1 risk-based capital ratio of 13.44%, common equity Tier 1 capital ratio of 13.44% and Tier 1 leverage capital ratio of 11.29% placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00%, Tier 1 risk-based capital ratio equal to or greater than 8.00%, common equity Tier 1 capital ratios equal to or greater than 6.50%, and Tier 1 leverage capital ratio equal to or greater than 5.00%.

At March 31, 2024, the Company's total risk-based capital ratio was 15.20%, Tier 1 risk-based capital ratio was 12.40%, common equity Tier 1 capital ratio was 12.05% and Tier 1 leverage capital ratio was 10.36%.

For a discussion of implemented changes to the capital adequacy framework prompted by Basel III and the Dodd- Frank Wall Street Reform and Consumer Protection Act, see our 2023 Annual Report on Form 10-K.

Liquidity

For a discussion of liquidity for the Company, see Note 14 - Liquidity included in the notes to unaudited consolidated financial statements in this Report and Note 22 – Liquidity in our 2023 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see Note 12 - Off-Balance Sheet Commitments included in the notes to unaudited consolidated financial statements in this Report and “Item 1. Business - Off-Balance Sheet Commitments” in our 2023 Annual Report on Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations described in our 2023 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Corporation from those described in “Risk Factors” in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On January 24, 2019, the Company announced a stock repurchase program that authorized the repurchase of up to 5% of its outstanding shares or approximately 1.5 million shares of common stock. As of March 31, 2024, 309,972 shares remained available for future purchases under that stock repurchase program. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

As disclosed in Note 16, “Subsequent Events,” on April 25, 2024, the Company announced that the Board of Directors has adopted a new stock repurchase program under which the Company may repurchase up to 5% of its outstanding shares, or approximately 1.5 million shares of its common stock. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2024:

Purchase Date:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
January 1, 2024 - January 31, 2024	$17.19	7,000	402,972
February 1, 2024 - February 29, 2024	15.82	93,000	309,972
March 1, 2024 - March 31, 2024	—	—	309,972
Total	$15.92	100,000	309,972

The Company acquired 31,546 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through the vesting of Company stock awards for the three months ended March 31, 2024. Shares withheld to cover income taxes upon the vesting of stock awards are repurchased pursuant to the terms of the applicable plan and not under the Company's repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Hanmi securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL

* Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).

† Constitutes a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	May 3, 2024	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 3, 2024	By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)