Form 10-Q
period 2024-06-30
HANMI FINANCIAL CORP
filed 2024-08-06
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of July 30, 2024, there were 30,268,376 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries Quarterly Report on Form 10-Q

Three Months Ended June 30, 2024

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Cash and due from banks	$313,079	$302,324
Securities available for sale, at fair value (amortized cost of $985,305 and $967,031 as of June 30, 2024 and December 31, 2023, respectively)	877,638	865,739
Loans held for sale, at the lower of cost or fair value	10,467	12,013
Loans receivable, net of allowance for credit losses of $67,729 and $69,462 as of June 30, 2024 and December 31, 2023, respectively	6,108,630	6,112,972
Accrued interest receivable	23,958	23,371
Premises and equipment, net	21,955	21,959
Customers' liability on acceptances	551	625
Servicing assets	6,836	7,070
Goodwill and other intangible assets, net	11,048	11,099
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	42,246	35,226
Bank-owned life insurance	56,534	56,335
Prepaid expenses and other assets	97,020	105,223
Total assets	$7,586,347	$7,570,341

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,959,963	$2,003,596
Interest-bearing	4,369,377	4,276,978
Total deposits	6,329,340	6,280,574
Accrued interest payable	47,699	39,306
Bank's liability on acceptances	551	625
Borrowings	292,500	325,000
Subordinated debentures ($136,800 and $136,800 face amount less unamortized discount and debt issuance costs of $6,482 and $6,788 as of June 30, 2024 and December 31, 2023, respectively)	130,318	130,012
Accrued expenses and other liabilities	78,880	92,933
Total liabilities	6,879,288	6,868,450
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 34,124,910 shares (30,272,110 shares outstanding) and 33,918,035 shares (30,368,655 shares outstanding) as of June 30, 2024 and December 31, 2023, respectively	34	34
Additional paid-in capital	588,647	586,912
Accumulated other comprehensive loss, net of tax benefit of $31,854 and $29,058 as of June 30, 2024 and December 31, 2023, respectively	(78,000)	(71,928)
Retained earnings	333,392	319,048
Less treasury stock; 3,852,800 shares and 3,549,380 shares as of June 30, 2024 and December 31, 2023, respectively	(137,014)	(132,175)
Total stockholders’ equity	707,059	701,891
Total liabilities and stockholders’ equity	$7,586,347	$7,570,341

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest and dividend income:
Interest and fees on loans receivable	$90,752	$83,567	$182,427	$164,490
Interest on securities	5,238	4,126	10,193	8,152
Dividends on FHLB stock	357	283	719	572
Interest on deposits in other banks	2,313	2,794	4,914	4,859
Total interest and dividend income	98,660	90,770	198,253	178,073
Interest expense:
Interest on deposits	46,495	32,115	92,133	57,613
Interest on borrowings	1,896	1,633	3,551	4,002
Interest on subordinated debentures	1,649	1,600	3,295	3,182
Total interest expense	50,040	35,348	98,979	64,797
Net interest income before credit loss expense	48,620	55,422	99,274	113,276
Credit loss expense (recovery)	961	(77)	1,188	2,056
Net interest income after credit loss expense (recovery)	47,659	55,499	98,086	111,220
Noninterest income:
Service charges on deposit accounts	2,429	2,571	4,878	5,151
Trade finance and other service charges and fees	1,277	1,173	2,691	2,431
Gain on sale of Small Business Administration ("SBA") loans	1,644	1,212	3,126	3,081
Other operating income	2,707	2,979	5,095	5,608
Total noninterest income	8,057	7,935	15,790	16,271
Noninterest expense:
Salaries and employee benefits	20,434	20,365	42,019	40,975
Occupancy and equipment	4,607	4,500	9,144	8,912
Data processing	3,686	3,465	7,237	6,718
Professional fees	1,749	1,376	3,642	2,710
Supplies and communications	570	638	1,172	1,314
Advertising and promotion	669	748	1,576	1,581
Other operating expenses	3,561	3,188	6,930	4,862
Total noninterest expense	35,276	34,280	71,720	67,072
Income before tax	20,440	29,154	42,156	60,419
Income tax expense	5,989	8,534	12,541	17,807
Net income	$14,451	$20,620	$29,615	$42,612
Basic earnings per share	$0.48	$0.68	$0.98	$1.40
Diluted earnings per share	$0.48	$0.67	$0.97	$1.39
Weighted-average shares outstanding:
Basic	30,055,913	30,324,264	30,089,341	30,320,281
Diluted	30,133,646	30,387,041	30,166,181	30,383,226

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$14,451	$20,620	$29,615	$42,612
Other comprehensive income (loss), net of tax:
Unrealized gain (loss):
Unrealized holding gain (loss) on available for sale securities	(1,277)	(9,730)	(6,375)	3,877
Unrealized loss on cash flow hedges	(746)	—	(2,953)	—
Unrealized gain (loss)	(2,023)	(9,730)	(9,328)	3,877
Income tax benefit (expense) related to other comprehensive income items	588	2,827	2,933	(849)
Other comprehensive income (loss), net of tax	(1,435)	(6,903)	(6,395)	3,028

Reclassification adjustment for losses included in net income	460	1,871	460	1,871
Income tax benefit related to reclassification adjustment	(135)	(548)	(137)	(553)
Reclassification adjustment for losses included in net income, net of tax	325	1,323	323	1,318
Other comprehensive income (loss) net of tax	(1,110)	(5,580)	(6,072)	4,346
Total comprehensive income	$13,341	$15,040	$23,543	$46,958

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2024 and 2023

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Loss	Earnings	at Cost	Equity
Balance at April 1, 2023	33,827,801	(3,272,514)	30,555,287	$33	$584,884	$(79,059)	$283,910	$(127,603)	$662,165
Issuance of awards pursuant to equity incentive plans, net of forfeitures	35,620	—	35,620	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	507	—	—	—	507
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(5,119)	(5,119)	—	—	—	—	(79)	(79)
Repurchase of common stock	—	(100,000)	(100,000)	—	—	—	—	(1,444)	(1,444)
Cash dividends paid (common stock, $0.25/share)	—	—	—	—	—	—	(7,629)	—	(7,629)
Net income	—	—	—	—	—	—	20,620	—	20,620
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(5,580)	—	—	(5,580)
Balance at June 30, 2023	33,863,421	(3,377,633)	30,485,788	$33	$585,391	$(84,639)	$296,901	$(129,126)	$668,560

Balance at April 1, 2024	33,957,284	(3,680,926)	30,276,358	$34	$587,687	$(76,890)	$326,526	$(134,257)	$703,100
Issuance of awards pursuant to equity incentive plans, net of forfeitures	167,626	—	167,626	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	960	—	—	—	960
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(1,874)	(1,874)	—	—	—	—	(28)	(28)
Repurchase of common stock	—	(170,000)	(170,000)	—	—	—	—	(2,729)	(2,729)
Cash dividends paid (common stock, $0.25/share)	—	—	—	—	—	—	(7,585)	—	(7,585)
Net income	—	—	—	—	—	—	14,451	—	14,451
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(906)	—	—	(906)
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	(204)	—	—	(204)
Balance at June 30, 2024	34,124,910	(3,852,800)	30,272,110	$34	$588,647	$(78,000)	$333,392	$(137,014)	$707,059

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2024 and 2023

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Loss	Earnings	at Cost	Equity
Balance at January 1, 2023	33,708,234	(3,222,613)	30,485,621	$33	$583,410	$(88,985)	$269,542	$(126,485)	$637,515
Stock options exercised	50,000	—	50,000	—	821	—	—	—	821
Issuance of awards pursuant to equity incentive plans, net of forfeitures	105,187	—	105,187	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,160	—	—	—	1,160
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(55,020)	(55,020)	—	—	—	—	(1,197)	(1,197)
Repurchase of common stock	—	(100,000)	(100,000)	—	—	—	—	(1,444)	(1,444)
Cash dividends paid (common stock, $0.50/share)	—	—	—	—	—	—	(15,253)	—	(15,253)
Net income	—	—	—	—	—	—	42,612	—	42,612
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	4,346	—	—	4,346
Balance at June 30, 2023	33,863,421	(3,377,633)	30,485,788	$33	$585,391	$(84,639)	$296,901	$(129,126)	$668,560

Balance at January 1, 2024	33,918,035	(3,549,380)	30,368,655	$34	$586,912	$(71,928)	$319,048	$(132,175)	$701,891
Issuance of awards pursuant to equity incentive plans, net of forfeitures	206,875	—	206,875	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,735	—	—	—	1,735
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(33,420)	(33,420)	—	—	—	—	(518)	(518)
Repurchase of common stock	—	(270,000)	(270,000)	—	—	—	—	(4,321)	(4,321)
Cash dividends paid (common stock, $0.50/share)	—	—	—	—	—	—	(15,271)	—	(15,271)
Net income	—	—	—	—	—	—	29,615	—	29,615
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(4,298)	—	—	(4,298)
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	(1,774)	—	—	(1,774)
Balance at June 30, 2024	34,124,910	(3,852,800)	30,272,110	$34	$588,647	$(78,000)	$333,392	$(137,014)	$707,059

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$29,615	$42,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,214	3,467
Amortization of servicing assets - net	1,366	1,223
Share-based compensation expense	1,735	1,160
Credit loss expense	1,188	2,056
Loss on sales of securities	—	1,871
(Gain) loss on sales of SBA loans	(3,126)	(3,081)
Origination of SBA loans held for sale	(47,595)	(48,904)
Proceeds from sales of SBA loans	51,070	51,710
(Gain) loss on sales of residential loans	(808)	—
Change in bank-owned life insurance	131	(541)
Change in prepaid expenses and other assets	4,730	(1,417)
Change in income tax assets	(4,087)	7,091
Valuation adjustment on servicing assets	—	(385)
Change in accrued interest payable and other liabilities	(5,399)	13,269
Net cash provided by operating activities	32,034	70,131
Cash flows from investing activities:
Purchases of securities available for sale	(78,454)	(32,928)
Proceeds from matured, called and repayment of securities	58,848	44,347
Proceeds from sales of securities available for sale	—	8,149
Purchases of loans receivable	(24,656)	—
Proceeds from sales of mortgage loans	50,352	—
Purchases of premises and equipment	(1,563)	(1,663)
Change in loans receivable, excluding purchases	(21,956)	(1,173)
Net cash provided by (used in) investing activities	(17,429)	16,732
Cash flows from financing activities:
Change in deposits	48,765	147,696
Change in borrowings	(32,500)	(225,000)
Cash paid for employee vested shares surrendered due to employee tax liability	(518)	(376)
Repurchase of common stock	(4,326)	(1,444)
Cash dividends paid	(15,271)	(15,253)
Net cash used in financing activities	(3,850)	(94,377)
Net increase (decrease) in cash and due from banks	10,755	(7,514)
Cash and due from banks at beginning of year	302,324	352,421
Cash and due from banks at end of period	$313,079	$344,907
Supplemental disclosures of cash flow information:
Interest paid	$90,586	$37,968
Income taxes paid	$22,365	$9,994
Non-cash activities:
Transfer of fixed assets to other real estate owned	$655	$—
Income tax benefit (expense) related to other comprehensive income items	$2,796	$(1,402)
Change in right-of-use asset obtained in exchange for lease liability	$(1,932)	$1,089
Cashless exercise of stock options	$—	$821

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

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended June 30, 2024. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three-month or six-month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024 or for any other period. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”).

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

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
June 30, 2024
U.S. Treasury securities	$101,003	$24	$(1,031)	$99,996
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	480,881	162	(66,175)	414,868
Mortgage-backed securities - commercial	65,402	21	(12,551)	52,872
Collateralized mortgage obligations	134,155	116	(10,059)	124,212
Debt securities	127,258	—	(6,656)	120,602
Total U.S. government agency and sponsored agency obligations	807,696	299	(95,441)	712,554
Municipal bonds-tax exempt	76,606	—	(11,518)	65,088
Total securities available for sale	$985,305	$323	$(107,990)	$877,638

December 31, 2023
U.S. Treasury securities	$86,355	$173	$(1,040)	$85,488
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	504,544	481	(62,697)	442,328
Mortgage-backed securities - commercial	59,973	—	(11,982)	47,991
Collateralized mortgage obligations	106,823	237	(9,649)	97,411
Debt securities	132,215	—	(7,590)	124,625
Total U.S. government agency and sponsored agency obligations	803,555	718	(91,918)	712,355
Municipal bonds-tax exempt	77,121	—	(9,225)	67,896
Total securities available for sale	$967,031	$891	$(102,183)	$865,739

The amortized cost and estimated fair value of securities as of June 30, 2024 and December 31, 2023, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	June 30, 2024		December 31, 2023
	Available for Sale		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Within one year	$103,597	$101,624	$62,521	$61,828
Over one year through five years	138,045	131,977	169,176	160,983
Over five years through ten years	89,869	80,840	83,720	77,608
Over ten years	653,794	563,197	651,614	565,320
Total	$985,305	$877,638	$967,031	$865,739

The following table summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2024 or December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(in thousands, except number of securities)
June 30, 2024
U.S. Treasury securities	$(204)	$53,200	17	$(827)	$33,383	11	$(1,031)	$86,583	28
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(223)	26,217	11	(65,952)	379,731	117	(66,175)	405,948	128
Mortgage-backed securities - commercial	(4)	4,380	1	(12,547)	46,487	15	(12,551)	50,867	16
Collateralized mortgage obligations	(259)	37,445	10	(9,800)	64,784	26	(10,059)	102,229	36
Debt securities				(6,656)	120,602	25	(6,656)	120,602	25
Total U.S. government agency and sponsored agency obligations	(486)	68,042	22	(94,955)	611,604	183	(95,441)	679,646	205
Municipal bonds-tax exempt				(11,518)	65,088	19	(11,518)	65,088	19
Total	$(690)	$121,242	39	$(107,300)	$710,075	213	$(107,990)	$831,317	252

December 31, 2023
U.S. Treasury securities	$(57)	$21,024	7	$(983)	$32,449	11	$(1,040)	$53,473	18
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(11)	2,324	5	(62,686)	411,417	118	(62,697)	413,741	123
Mortgage-backed securities - commercial	—	—	—	(11,982)	47,991	15	(11,982)	47,991	15
Collateralized mortgage obligations	(38)	7,074	2	(9,611)	63,610	24	(9,649)	70,684	26
Debt securities	—	—	—	(7,590)	124,625	26	(7,590)	124,625	26
Total U.S. government agency and sponsored agency obligations	(49)	9,398	7	(91,869)	647,643	183	(91,918)	657,041	190
Municipal bonds-tax exempt	—	—	—	(9,225)	67,896	19	(9,225)	67,896	19
Total	$(106)	$30,422	14	$(102,077)	$747,988	213	$(102,183)	$778,410	227

The Company evaluates its available for sale securities portfolio for impairment on a quarterly basis. The Company did not recognize unrealized losses in income because it has the ability and the intent to hold and does not expect to be required to sell these securities until the recovery of their cost basis. The quarterly impairment assessment takes into account the changes in the credit quality of these debt securities since acquisition and the likelihood of a credit loss occurring over the life of the securities. In the event that a credit loss is expected to occur in the future, an allowance is established and a corresponding credit loss is recognized. Based on this analysis, as of June 30, 2024, the Company determined that no credit losses were expected to be realized on the tax-exempt municipal bond portfolio. The remainder of the portfolio consists of U.S. Treasury obligations, U.S. government agency securities, and U.S. government sponsored agency securities, all of which have the backing of the U.S. government, and are therefore not expected to incur credit losses.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Gross realized gains on sales of securities	$—	$—	$—	$—
Gross realized losses on sales of securities	—	(1,871)	—	(1,871)
Net realized gains (losses) on sales of securities	$—	$(1,871)	$—	$(1,871)
Proceeds from sales of securities	$—	$8,149	$—	$8,149

There were no sales of securities during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, there were $1.9 million in net losses in earnings resulting from the sale of $8.1 million of securities previously recorded with $1.7 million unrealized losses in accumulated other comprehensive income.

Securities available for sale with market values of $31.4 million and $24.8 million as of June 30, 2024 and December 31, 2023, respectively, were pledged to secure borrowings from the Federal Reserve Bank (“FRB”) Discount Window.

At June 30, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Note 3 — Loans

Loans Receivable

Loans consisted of the following as of the dates indicated:

	June 30, 2024	December 31, 2023
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,094,728	$1,107,360
Hospitality	754,600	740,519
Office	572,532	574,981
Other (1)	1,360,139	1,366,534
Total commercial property loans	3,781,999	3,789,394
Construction	106,506	100,345
Residential (2)	954,209	962,661
Total real estate loans	4,842,714	4,852,400
Commercial and industrial loans (3)	802,372	747,819
Equipment financing agreements	531,273	582,215
Loans receivable	6,176,359	6,182,434
Allowance for credit losses	(67,729)	(69,462)
Loans receivable, net	$6,108,630	$6,112,972

(1)
Includes mixed-use, multifamily, industrial, gas stations, faith-based facilities, and medical; all other property types represent less than one percent of total loans receivable.
(2)
Includes $1.5 million and $1.9 million of home equity loans and lines, and $4.9 million and $4.5 million of personal loans at June 30, 2024 and December 31, 2023, respectively.
(3)
At June 30, 2024 and December 31, 2023, Paycheck Protection Program loans were $0.1 million and $0.2 million, respectively.

Accrued interest on loans was $20.0 million and $19.8 million at June 30, 2024 and December 31, 2023, respectively.

At June 30, 2024 and December 31, 2023, loans with carrying values of $2.41 billion and $2.36 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following is the activity for loans held for sale for the following periods:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
Three months ended June 30, 2024
Balance at beginning of period	$1,454	$2,545	$3,999
Originations and transfers	20,572	9,391	29,963
Sales	(14,877)	(8,613)	(23,490)
Principal paydowns and amortization	—	(5)	(5)
Balance at end of period	$7,149	$3,318	$10,467

Three months ended June 30, 2023
Balance at beginning of period	$379	$3,273	$3,652
Originations and transfers	14,494	9,094	23,588
Sales	(9,329)	(10,614)	(19,943)
Principal paydowns and amortization	—	(4)	(4)
Balance at end of period	$5,544	$1,749	$7,293

	Real Estate	Commercial and Industrial	Total
	(in thousands)
Six months ended June 30, 2024
Balance at beginning of period	$8,792	$3,221	$12,013
Originations and transfers	30,186	17,409	47,595
Sales	(31,775)	(17,301)	(49,076)
Principal payoffs and amortization	(54)	(11)	(65)
Balance at end of period	$7,149	$3,318	$10,467

Six months ended June 30, 2023
Balance at beginning of period	$3,775	$4,268	$8,043
Originations and transfers	30,881	18,023	48,904
Sales	(29,111)	(20,532)	(49,643)
Principal payoffs and amortization	(1)	(10)	(11)
Balance at end of period	$5,544	$1,749	$7,293

The following table presents loans purchased by portfolio segment for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Commercial real estate	$6,060	$—	$6,334	$—
Commercial and industrial	8,398	—	18,322	—
Residential real estate	5,178	—	5,178	—
Total	$19,636	$—	$29,834	$—

Allowance for Credit Losses

The following table details the information on the allowance for credit losses by portfolio segment for the following periods:

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
Three months ended June 30, 2024
Balance at beginning of period	$42,584	$11,836	$13,850	$68,270
Charge-offs	(93)	(93)	(2,152)	(2,338)
Recoveries	64	166	318	548
Credit loss expense (recovery)	(403)	(1,346)	2,998	1,249
Ending balance	$42,152	$10,563	$15,014	$67,729

Three months ended June 30, 2023
Balance at beginning of period	$43,531	$15,333	$13,385	$72,249
Charge-offs	—	(103)	(2,604)	(2,707)
Recoveries	62	555	350	967
Credit loss expense (recovery)	(539)	244	810	515
Ending balance	$43,054	$16,029	$11,941	$71,024

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
Six months ended June 30, 2024
Balance at beginning of period	$45,499	$10,257	$13,706	$69,462
Charge-offs	(93)	(248)	(4,120)	(4,461)
Recoveries	111	224	741	1,076
Credit loss expense (recovery)	(3,365)	330	4,687	1,652
Ending balance	$42,152	$10,563	$15,014	$67,729

Six months ended June 30, 2023
Balance at beginning of period	$44,026	$15,267	$12,230	$71,523
Charge-offs	(412)	(312)	(4,220)	(4,944)
Recoveries	130	791	829	1,750
Credit loss expense (recovery)	(690)	283	3,102	2,695
Ending balance	$43,054	$16,029	$11,941	$71,024

The table below presents the allowance for credit losses by portfolio segment as a percentage of the total allowance for credit losses and loans by portfolio segment as a percentage of the aggregate investment of loans receivable as of:

	June 30, 2024				December 31, 2023
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$10,126	15.0%	$1,094,728	17.7%	$10,264	14.8%	$1,107,360	17.9%
Hospitality	11,995	17.7	754,600	12.2	15,534	22.4	740,519	12.0
Office	3,712	5.5	572,532	9.3	3,024	4.4	574,981	9.3
Other	7,889	11.6	1,360,139	22.0	8,663	12.4	1,366,534	22.1
Total commercial property loans	33,722	49.8	3,781,999	61.2	37,485	54.0	3,789,394	61.3
Construction	2,371	3.5	106,506	1.7	2,756	4.0	100,345	1.6
Residential	6,060	8.9	954,209	15.5	5,258	7.5	962,661	15.6
Total real estate loans	42,153	62.2	4,842,714	78.4	45,499	65.5	4,852,400	78.5
Commercial and industrial loans	10,563	15.6	802,372	13.0	10,257	14.8	747,819	12.1
Equipment financing agreements	15,013	22.2	531,273	8.6	13,706	19.7	582,215	9.4
Total	$67,729	100.0%	$6,176,359	100.0%	$69,462	100.0%	$6,182,434	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class of loans, for which repayment is expected to be obtained through the sale of the underlying collateral, as of:

	June 30, 2024	December 31, 2023
	(in thousands)
Real estate loans:
Commercial property
Retail	$560	$1,530
Hospitality	282	338
Other	2,950	305
Total commercial property loans	3,792	2,173
Construction	1,225	—
Residential	813	1
Total real estate loans	5,830	2,174
Commercial and industrial loans	3,927	5,178
Total	$9,757	$7,352

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
	(in thousands)
June 30, 2024
Real estate loans:
Commercial property
Risk Rating				`
Pass / Pass-Watch	$275,556	$591,728	$969,146	$835,446	$566,215	$482,632	$35,069	$3,755,792
Special Mention	6,168	—	—	—	1,312	260	—	7,740
Classified	190	—	6,146	3,212	—	8,919	—	18,467
Total commercial property	281,914	591,728	975,292	838,658	567,527	491,811	35,069	3,781,999
YTD gross charge-offs	—	—	—	—	—	93	—	93
YTD net charge-offs (recoveries)	—	—	—	—	(13)	(3)	—	(16)

Construction
Risk Rating
Pass / Pass-Watch	50,939	26,024	—	—	—	—	—	76,963
Special Mention	—	—	28,318	—	—	—	—	28,318
Classified	1,225	—	—	—	—	—	—	1,225
Total construction	52,164	26,024	28,318	—	—	—	—	106,506
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Risk Rating
Pass / Pass-Watch	68,358	239,937	361,458	153,374	12,387	111,714	5,461	952,689
Special Mention	—	—	—	—	—	—	250	250
Classified	—	1,270	—	—	—	—	—	1,270
Total residential	68,358	241,207	361,458	153,374	12,387	111,714	5,711	954,209
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(2)	—	(2)

Total real estate loans
Risk Rating
Pass / Pass-Watch	394,853	857,689	1,330,604	988,820	578,602	594,346	40,530	4,785,444
Special Mention	6,168	—		28,318	1,312	260	250	36,308
Classified	1,415	1,270	6,146	3,212	—	8,919	—	20,962
Total real estate loans	402,436	858,959	1,336,750	1,020,350	579,914	603,525	40,780	4,842,714
YTD gross charge-offs	—	—	—	—	—	93	—	93
YTD net charge-offs (recoveries)	—	—	—	—	(13)	(5)	—	(18)

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	131,352	80,571	138,965	46,328	16,075	17,018	367,024	797,333
Special Mention	294	—	—	—	97	23	200	614
Classified	—	—	93	—	13	392	3,927	4,425
Total commercial and industrial loans	131,646	80,571	139,058	46,328	16,185	17,433	371,151	802,372
YTD gross charge-offs	—	64	155	—	—	29	—	248
YTD net charge-offs (recoveries)	—	64	153	—	—	(20)	(173)	24

Equipment financing agreements:
Risk Rating
Pass / Pass-Watch	73,866	179,004	169,734	75,420	15,330	9,360	—	522,714
Special Mention	—	—	—	—	—	—	—	—
Classified	—	1,534	4,113	2,256	239	417	—	8,559
Total equipment financing agreements	73,866	180,538	173,847	77,676	15,569	9,777	—	531,273
YTD gross charge-offs	—	347	2,525	874	262	112	—	4,120
YTD net charge-offs (recoveries)	—	315	2,302	685	219	(142)	—	3,379

Total loans receivable:
Risk Rating
Pass / Pass-Watch	600,071	1,117,264	1,639,303	1,110,568	610,007	620,724	407,554	6,105,491
Special Mention	6,462	—	—	28,318	1,409	283	450	36,922
Classified	1,415	2,804	10,352	5,468	252	9,728	3,927	33,946
Total loans receivable	$607,948	$1,120,068	$1,649,655	$1,144,354	$611,668	$630,735	$411,931	$6,176,359
YTD gross charge-offs	—	411	2,680	874	262	234	—	4,461
YTD net charge-offs (recoveries)	—	379	2,455	685	206	(167)	(173)	3,385

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
	(in thousands)
June 30, 2024
Real estate loans:
Commercial property
Payment performance
Performing	$281,724	$591,728	$975,172	$838,658	$567,527	$487,487	$35,069	$3,777,365
Nonperforming	190	—	120	—	—	4,324	—	4,634
Total commercial property	281,914	591,728	975,292	838,658	567,527	491,811	35,069	3,781,999
YTD gross charge-offs	—	—	—	—	—	93	—	93
YTD net charge-offs (recoveries)	—	—	—	—	(13)	(3)	—	(16)

Construction
Payment performance
Performing	50,939	26,024	—	28,318	—	—	—	105,281
Nonperforming	1,225	—	—	—	—	—	—	1,225
Total construction	52,164	26,024	—	28,318	—	—	—	106,506
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Payment performance
Performing	68,358	241,207	361,458	153,374	12,053	111,235	5,711	953,396
Nonperforming	—	—	—	—	334	479	—	813
Total residential	68,358	241,207	361,458	153,374	12,387	111,714	5,711	954,209
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(2)	—	(2)

Total real estate loans
Payment performance
Performing	401,021	858,959	1,336,630	1,020,350	579,580	598,722	40,780	4,836,042
Nonperforming	1,415	—	120	—	334	4,803	—	6,672
Total real estate loans	402,436	858,959	1,336,750	1,020,350	579,914	603,525	40,780	4,842,714
YTD gross charge-offs	—	—	—	—	—	93	—	93
YTD net charge-offs (recoveries)	—	—	—	—	(13)	(5)	—	(18)

Commercial and industrial loans:
Payment performance
Performing	131,646	80,571	139,058	46,328	16,185	17,346	367,224	798,358
Nonperforming	—	—	—	—	—	87	3,927	4,014
Total commercial and industrial loans	131,646	80,571	139,058	46,328	16,185	17,433	371,151	802,372
YTD gross charge-offs	—	64	155	—	—	29	—	248
YTD net charge-offs (recoveries)	—	64	153	—	—	(20)	(173)	24

Equipment financing agreements:
Payment performance
Performing	73,866	179,004	169,734	75,420	15,330	9,360	—	522,714
Nonperforming	—	1,534	4,113	2,256	239	417	—	8,559
Total equipment financing agreements	73,866	180,538	173,847	77,676	15,569	9,777	—	531,273
YTD gross charge-offs	—	347	2,525	874	262	112	—	4,120
YTD net charge-offs (recoveries)	—	315	2,302	685	219	(142)	—	3,379

Total loans receivable:
Payment performance
Performing	606,533	1,118,534	1,645,422	1,142,098	611,095	625,428	408,004	6,157,114
Nonperforming	1,415	1,534	4,233	2,256	573	5,307	3,927	19,245
Total loans receivable	$607,948	$1,120,068	$1,649,655	$1,144,354	$611,668	$630,735	$411,931	$6,176,359
YTD gross charge-offs	—	411	2,680	874	262	234	—	4,461
YTD net charge-offs (recoveries)	—	379	2,455	685	206	(167)	(173)	3,385

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
	(in thousands)
June 30, 2024
Real estate loans:
Commercial property
Retail	$833	$—	$560	$1,393	$1,093,335	$1,094,728
Hospitality	(24)	—	—	(24)	754,624	754,600
Office	816	—	—	816	571,716	572,532
Other	350	14	2,950	3,314	1,356,825	1,360,139
Total commercial property loans	1,975	14	3,510	5,499	3,776,500	3,781,999
Construction	—	—	—	—	106,506	106,506
Residential	824	2,366	812	4,002	950,207	954,209
Total real estate loans	2,799	2,380	4,322	9,501	4,833,213	4,842,714
Commercial and industrial loans	752	301	3,931	4,984	797,388	802,372
Equipment financing agreements	6,823	2,515	5,191	14,529	516,744	531,273
Total loans receivable	$10,374	$5,196	$13,444	$29,014	$6,147,345	$6,176,359

December 31, 2023
Real estate loans:
Commercial property
Retail	$632	$—	$—	$632	$1,106,728	$1,107,360
Hospitality	—	150	22	172	740,347	740,519
Office	—	—	—	—	574,981	574,981
Other	592	—	—	592	1,365,942	1,366,534
Total commercial property loans	1,224	150	22	1,396	3,787,998	3,789,394
Construction	—	—	—	—	100,345	100,345
Residential	521	336	1	858	961,803	962,661
Total real estate loans	1,745	486	23	2,254	4,850,146	4,852,400
Commercial and industrial loans	76	120	5,178	5,374	742,445	747,819
Equipment financing agreements	7,138	2,134	4,551	13,823	568,392	582,215
Total loans receivable	$8,959	$2,740	$9,752	$21,451	$6,160,983	$6,182,434

Nonaccrual Loans and Nonperforming Assets

The following tables represent the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of:

	June 30, 2024
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$697	$525	$—	$1,222
Hospitality	259	—	—	259
Office	—	—	—	—
Other	2,949	204	—	3,153
Total commercial property loans	3,905	729	—	4,634
Construction	1,225	—	—	1,225
Residential	813	—	—	813
Total real estate loans	5,943	729	—	6,672
Commercial and industrial loans	4	4,010	—	4,014
Equipment financing agreements	678	7,881	—	8,559
Total	$6,625	$12,620	$—	$19,245

	December 31, 2023
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,717	$321	$—	$2,038
Hospitality	338	150	—	488
Other	305	18	—	323
Total commercial property loans	2,360	489	—	2,849
Residential	1	—	—	1
Total real estate loans	2,361	489	—	2,850
Commercial and industrial loans	5,213	92	—	5,305
Equipment financing agreements	570	6,749	—	7,319
Total	$8,144	$7,330	$—	$15,474

The Company recognized $29,000 and $30,000 of interest income on nonaccrual loans for the three months ended June 30, 2024 and 2023, respectively. Interest income recognized on nonaccrual loans for the six months ended June 30, 2024 and 2023 was $38,000 and $134,000, respectively.

The following table details nonperforming assets as of the dates indicated:

	June 30, 2024	December 31, 2023
	(in thousands)
Nonaccrual loans	$19,245	$15,474
Loans receivable 90 days or more past due and still accruing	—	—
Total nonperforming loans receivable	19,245	15,474
Other real estate owned (“OREO”)	772	117
Total nonperforming assets	$20,017	$15,591

OREO of $0.8 million and $0.1 million is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively.

Loan Modifications

The following table presents loan modifications made to borrowers experiencing financial difficulty, by type of modification, with related amortized cost balances, respective percentage shares of the total class of loans, and the related financial effect, for the periods indicated:

	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
Three and six months ended June 30, 2024
Commercial and industrial loans	$20,620	2.6%	1 loan with term extension of 6 years

The modified loan above is current at June 30, 2024.

No loans were modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023.

Note 4 — Servicing Assets

The activity in servicing assets was as follows for the periods indicated:

	Three Months Ended June 30,
	2024	2023
	(in thousands)

Balance at beginning of period	$6,890	$7,542
Addition related to sale of SBA loans	482	399
Addition related to sale of residential loans	136	—
Amortization	(672)	(589)
Change in valuation allowance	—	—
Balance at end of period	$6,836	$7,352

	Six Months Ended June 30,
	2024	2023
	(in thousands)

Balance at beginning of period	$7,070	$7,176
Addition related to sale of SBA loans	996	1,014
Addition related to sale of residential loans	136	—
Amortization	(1,366)	(1,223)
Change in valuation allowance	—	385
Balance at end of period	$6,836	$7,352

At June 30, 2024 and December 31, 2023, we serviced loans sold to unaffiliated parties of $536.1 million and $539.6 million, respectively. These represented loans that were sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. At June 30, 2024, all of the loans serviced were SBA loans, except for $19.5 million of residential mortgage loans.

The Company recorded servicing fee income of $1.4 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively and $2.7 million and $2.6 million for the six months ended June 30, 2024 and 2023, respectively. Servicing fee income, net of the amortization of servicing assets, is included in other operating income in the consolidated statements of income. Amortization expense was $0.7 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively, and $1.4 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively.

The fair value of servicing rights was $8.1 million at June 30, 2024 and was determined using discount rates ranging from 10.1% to 25.5% and prepayment speeds ranging from 11.4% to 21.4%, depending on the stratification of the specific right. The fair value of servicing rights was $7.7 million at December 31, 2023 and was determined using discount rates ranging from 14.4% to 24.7% and prepayment speeds ranging from 12.2% to 19.7%, depending on the stratification of the specific right.

Note 5 — Income Taxes

The Company’s income tax expense was $6.0 million and $8.5 million, representing an effective income tax rate of 29.3% and 29.3% for the three months ended June 30, 2024 and 2023, respectively. The Company’s income tax expense was $12.5 million and $17.8 million, representing an effective income tax rate of 29.7% and 29.5% for the six months ended June 30, 2024 and 2023, respectively.

Management concluded that as of June 30, 2024 and December 31, 2023, a valuation allowance of $1.8 million and $1.9 million, respectively, was appropriate against certain state net operating loss carry forwards. For all other deferred tax assets, management believes it was more likely than not these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. Net deferred tax assets were $35.9 million and $35.2 million as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, the Company was subject to examination by various taxing authorities for its federal tax returns for the periods ended after December 31, 2019 and state tax returns for the periods ended after December 31, 2018. During the quarter ended June 30, 2024, there was no material change to the Company’s uncertain tax positions. The Company does not expect its unrecognized tax positions to change significantly over the next twelve months.

Note 6 — Goodwill and other Intangibles

The goodwill of $11.0 million was recorded as a result of the acquisition of an equipment financing agreements portfolio in 2016. The core deposit intangible of $2.2 million was recognized for the core deposits acquired in a 2014 acquisition. The Company’s intangible assets were as follows for the periods indicated:

		June 30, 2024			December 31, 2023
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Core deposit intangible	10 years	$2,213	$(2,196)	$17	$2,213	$(2,145)	$68
Third-party originator's intangible	7 years	—	—	—	483	(483)	—
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$13,244	$(2,196)	$11,048	$13,727	$(2,628)	$11,099

The Company performed an impairment analysis in the second quarter of 2024 and determined there was no impairment as of June 30, 2024. No triggering event occurred as of, or subsequent to June 30, 2024, that would require a reassessment of goodwill and other intangible assets.

Note 7 — Deposits

The scheduled maturities of time deposits are as follows for the periods indicated:

	Time Deposits More Than $250,000	Other Time Deposits	Total
	(in thousands)
At June 30, 2024
2024	$720,184	$959,204	$1,679,388
2025	282,055	483,676	765,731
2026	263	4,953	5,216
2027	—	955	955
2028 and thereafter	—	309	309
Total	$1,002,502	$1,449,097	$2,451,599

At December 31, 2023
2024	$995,830	$1,444,509	$2,440,339
2025	3,928	6,205	10,133
2026	263	3,142	3,405
2027	—	572	572
2028 and thereafter	—	418	418
Total	$1,000,021	$1,454,846	$2,454,867

Accrued interest payable on deposits was $47.6 million and $39.2 million at June 30, 2024 and December 31, 2023, respectively. Total deposits reclassified to loans due to overdrafts at June 30, 2024 and December 31, 2023 were $1.4 million and $1.6 million, respectively.

Note 8 — Borrowings and Subordinated Debentures

At June 30, 2024, the Bank had $180.0 million of open advances and $112.5 million of term advances at the FHLB with a weighted average interest rate of 5.65% and 3.91%, respectively. At December 31, 2023, the Bank had $212.5 million of open advances and $112.5 million of term advances at the FHLB with a weighted average rate of 5.70% and 2.77%, respectively. Interest expense on borrowings for the six months ended June 30, 2024 and 2023 was $3.6 million and $4.0 million, respectively.

	June 30, 2024		December 31, 2023
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Open advances	$180,000	5.65%	$212,500	5.70%
Advances due within 12 months	50,000	3.33	37,500	0.40
Advances due over 12 months through 24 months	50,000	4.25	12,500	1.90
Advances due over 24 months through 36 months	12,500	4.85	62,500	4.37
Outstanding advances	$292,500	4.98%	$325,000	4.69%

The following is financial data pertaining to FHLB advances:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Weighted-average interest rate at end of period	4.98%	4.69%
Weighted-average interest rate during the period	4.30%	3.48%
Average balance of FHLB advances	$165,810	$197,390
Maximum amount outstanding at any month-end	$292,500	$450,000

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight and term basis. The Bank had pledged $2.41 billion and $2.36 billion of loans at carrying values as collateral with the FHLB as of June 30, 2024 and

December 31, 2023, respectively. The remaining available borrowing capacity was $1.22 billion and $1.09 billion at June 30, 2024 and December 31, 2023, respectively.

The Bank also had securities pledged with the FRB with market values of $31.4 million and $24.8 million at June 30, 2024 and December 31, 2023, respectively. The pledged securities provided $29.4 million, and $23.2 million in available borrowing capacity through the Fed Discount Window as of June 30, 2024 and December 31, 2023, respectively.

On August 20, 2021, the Company issued $110.0 million of Fixed-to-Floating Subordinated Notes (“2031 Notes”) with a maturity date of September 1, 2031. The 2031 Notes have an initial fixed interest rate of 3.75% per annum, payable semiannually in arrears on March 1 and September 1 of each year, up to but excluding September 1, 2026. From and including September 1, 2026 and thereafter, the 2031 Notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be the Three-Month Term SOFR) plus 310 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. If the then current three-month term SOFR rate is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance cost was $2.1 million, which is being amortized through the 2031 Notes’ maturity date. At June 30, 2024 and December 31, 2023, the balance of the 2031 Notes included in the Company’s Consolidated Balance Sheet, net of issuance cost, was $108.4 million and $108.3 million, respectively.

The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005 which issued $26.0 million of Trust Preferred Securities (“TPS”) at a 6.26% fixed rate for the first five years and a variable rate of three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. Beginning September 15, 2023, the variable rate on the TPS changed to three-month SOFR plus 166 basis points, representing the credit spread of 140 basis points and a 26 basis point adjustment to convert three-month LIBOR to three-month SOFR. The rate on the TPS at June 30, 2024 was 7.00%. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At June 30, 2024 and December 31, 2023, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $4.9 million and $5.1 million, was $21.9 million and $21.7 million, respectively. The amortization of discount was $106,000 and $104,000 for the three months ended June 30, 2024 and 2023, respectively and $212,000 and $208,000 for the six months ended June 30, 2024 and 2023, respectively.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(dollars in thousands, except per share amounts)
Basic EPS
Net income	$14,451	$20,620	$29,615	$42,612
Less: income allocated to unvested restricted stock	129	128	222	268
Income allocated to common shares	$14,322	$20,492	$29,393	$42,344
Weighted-average shares for basic EPS	30,055,913	30,324,264	30,089,341	30,320,281
Basic EPS (1)	$0.48	$0.68	$0.98	$1.40

Effect of dilutive stock options and unvested performance stock units	77,733	62,777	76,840	62,945

Diluted EPS
Income allocated to common shares	$14,322	$20,492	$29,393	$42,344
Weighted-average shares for diluted EPS	30,133,646	30,387,041	30,166,181	30,383,226
Diluted EPS (1)	$0.48	$0.67	$0.97	$1.39

(1)
Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

On a weighted-average basis, options to purchase 31,000 and 61,000 shares of common stock were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2024 and 2023, respectively, because their effect would have been anti-dilutive. There were 91,732 anti-dilutive unvested PSUs outstanding for the three and six months ended June 30, 2024.

During the six months ended June 30, 2024, 88,598 PSUs were awarded to executive officers from the 2021 Equity Compensation Plan, with a fair value of $1.3 million on the grant date of April 1, 2024. During the six months ended June 30, 2023, the Company issued 53,696 PSUs to executive officers from the 2021 Equity Compensation Plan, with a fair value of $1.1 million on the grant date of March 10, 2023. These units have a three-year cliff vesting period and include dividend equivalent rights. Total PSUs outstanding as June 30, 2024 were 180,330 with an aggregate grant fair value of $3.4 million. Total PSUs outstanding as of June 30, 2023 were 158,295 with an aggregate grant fair value of $3.1 million.

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

At June 30, 2024, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5% must be met to avoid limitations on the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 6.51% and 6.27% and the Company's capital conservation buffer was 6.46% and 6.20% as of June 30, 2024 and December 31, 2023, respectively.

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

The capital ratios of Hanmi Financial and the Bank as of June 30, 2024 and December 31, 2023 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2024
Total capital (to risk-weighted assets):
Hanmi Financial	$962,585	15.24%	$505,278	8.00%	N/A	N/A
Hanmi Bank	$916,437	14.51%	$505,135	8.00%	$631,419	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$786,761	12.46%	$378,958	6.00%	N/A	N/A
Hanmi Bank	$850,613	13.47%	$378,851	6.00%	$505,135	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$764,886	12.11%	$284,219	4.50%	N/A	N/A
Hanmi Bank	$850,613	13.47%	$284,139	4.50%	$410,422	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$786,761	10.51%	$299,570	4.00%	N/A	N/A
Hanmi Bank	$850,613	11.41%	$298,076	4.00%	$372,595	5.00%

December 31, 2023
Total capital (to risk-weighted assets):
Hanmi Financial	$947,286	14.95%	$506,891	8.00%	N/A	N/A
Hanmi Bank	$904,153	14.27%	$506,741	8.00%	$633,426	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$773,179	12.20%	$380,168	6.00%	N/A	N/A
Hanmi Bank	$840,046	13.26%	$380,056	6.00%	$506,741	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$751,516	11.86%	$285,126	4.50%	N/A	N/A
Hanmi Bank	$840,046	13.26%	$285,042	4.50%	$411,727	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$773,179	10.37%	$298,277	4.00%	N/A	N/A
Hanmi Bank	$840,046	11.32%	$296,948	4.00%	$371,185	5.00%

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

Loans held for sale - Loans held for sale includes the guaranteed portion of SBA 7(a) loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of the loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At June 30, 2024 and December 31, 2023, the entire balance of loans held for sale was recorded at its cost. We record loans held for sale on a nonrecurring basis with Level 2 inputs.

Nonperforming loans – Nonaccrual loans receivable and loans 90-days past due and still accruing interest are considered nonperforming for reporting purposes. All nonperforming loans with a carrying balance over $250,000 are individually evaluated for the amount of impairment, if any. Nonperforming loans with a carrying balance of $250,000 or less are evaluated collectively. However, from time to time, nonrecurring fair value adjustments to collateral dependent nonperforming loans, for which repayment is expected to be obtained through the sale of the underlying collateral, are recorded based on either the current appraised value of the collateral, or management’s judgment, that are then adjusted based on recent market trends. When the fair value of the collateral is less than the book value, a valuation allowance is established to carry the loan at the fair value of the collateral, and results in a Level 3 measurement.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2024 and December 31, 2023, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Total Fair Value
	(in thousands)
June 30, 2024
Assets:
Securities available for sale:
U.S. Treasury securities	$99,996	$—	$—	$99,996
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	414,868	—	414,868
Mortgage-backed securities - commercial	—	52,872	—	52,872
Collateralized mortgage obligations	—	124,212	—	124,212
Debt securities	—	120,602	—	120,602
Total U.S. government agency and sponsored agency obligations	—	712,554	—	712,554
Municipal bonds-tax exempt	—	65,088	—	65,088
Total securities available for sale	$99,996	$777,642	$—	$877,638
Derivative financial instruments	$—	$6,216	$—	$6,216

Liabilities:
Derivative financial instruments	$—	$8,570	$—	$8,570

December 31, 2023
Assets:
Securities available for sale:
U.S. Treasury securities	$85,488	$—	$—	$85,488
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	442,328	—	442,328
Mortgage-backed securities - commercial	—	47,991	—	47,991
Collateralized mortgage obligations	—	97,411	—	97,411
Debt securities	—	124,625	—	124,625
Total U.S. government agency and sponsored agency obligations	—	712,355	—	712,355
Municipal bonds-tax exempt	—	67,896	—	67,896
Total securities available for sale	$85,488	$780,251	$—	$865,739
Derivative financial instruments	$—	$6,245	$—	$6,245

Liabilities:
Derivative financial instruments	$—	$5,920	$—	$5,920

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of June 30, 2024 and December 31, 2023, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
			Significant
			Observable
		Quoted Prices in	Inputs With No
		Active Markets	Active Market	Significant
		for Identical	With Identical	Unobservable
	Total	Assets	Characteristics	Inputs
	(in thousands)
June 30, 2024
Assets:
Collateral dependent loans (1)	$7,795	$—	$—	$7,795
Other real estate owned	772	—	—	772
Repossessed personal property	1,245	—	—	1,245

December 31, 2023
Assets:
Collateral dependent loans (2)	$7,352	$—	$—	$7,352
Other real estate owned	117	—	—	117
Repossessed personal property	1,305	—	—	1,305

(1)
Consisted of real estate loans of $5.8 million and commercial and industrial loans of $2.0 million.
(2)
Consisted of real estate loans of $2.2 million and commercial and industrial loans of $5.2 million.

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at June 30, 2024 and December 31, 2023:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
June 30, 2024
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$561	Market approach	Adjustments to market data	(45%) to 30% / (15)%	(1)
Hospitality	283	Market approach	Adjustments to market data	(30)% to 35% / (3)%	(1)
Other	2,950	Market approach	Adjustments to market data	(11)% to 21% / 2%	(1)
Construction	1,225	Market approach	Adjustments to market data	5% to 20% / 15%	(1)
Residential	813	Market approach	Adjustments to market data	(13) to 5% / (1)%	(1)
Total real estate loans	5,832
Commercial and industrial loans	1,963	Market approach	Adjustments to market data	N/A	(2)
Total	$7,795

Other real estate owned	$772	Market approach	Adjustments to market data	(35)% to 5% / (12)%	(1)

Repossessed personal property	1,245	Market approach	Adjustments to market data	N/A	(3)

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

Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we had concluded that the carrying amounts approximate fair value, the fair value estimates shown below were based on an exit price notion as of June 30, 2024, as required by ASU 2016-01. The financial instruments for which we had concluded that the carrying amounts approximate fair value include cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits.

The estimated fair values of financial instruments were as follows:

	June 30, 2024
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$313,079	$313,079	$—	$—
Securities available for sale	877,638	99,996	777,642	—
Loans held for sale	10,467	—	10,639	—
Loans receivable, net of allowance for credit losses	6,108,630	—	—	6,023,684
Accrued interest receivable	23,958	23,958	—	—
Derivative financial instruments	6,216	—	6,216	—

Financial liabilities:
Noninterest-bearing deposits	1,959,963	—	1,959,963	—
Interest-bearing deposits	4,369,377	—	—	4,364,613
Borrowings and subordinated debentures	422,818	—	291,145	133,245
Accrued interest payable	47,699	47,699	—	—
Derivative financial instruments	8,570	—	8,570	—

	December 31, 2023
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$302,324	$302,324	$—	$—
Securities available for sale	865,739	85,488	780,251	—
Loans held for sale	12,013	—	12,238	—
Loans receivable, net of allowance for credit losses	6,112,972	—	—	6,007,975
Accrued interest receivable	23,371	23,371	—	—
Derivative financial instruments	6,245	—	6,245	—

Financial liabilities:
Noninterest-bearing deposits	2,003,596	—	2,003,596	—
Interest-bearing deposits	4,276,978	—	—	4,271,711
Borrowings and subordinated debentures	455,012	—	323,491	128,229
Accrued interest payable	39,306	39,306	—	—
Derivative financial instruments	5,920	—	5,920	—

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

Loans receivable, net of allowance for credit losses – The fair value of loans receivable is estimated based on the discounted cash flow approach. To estimate the fair value of the loans, certain loan characteristics such as account types, remaining terms, annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances are considered. Additionally, the Company’s prior charge-off rates and loss ratios as well as various other assumptions relating to credit, interest, and prepayment risks are used as part of valuing the loan portfolio. Subsequently, the loans were individually evaluated by sorting and pooling them based on loan types, credit risk grades, and payment types. Consistent with the requirements of ASU 2016-01, the fair value of the Company's loans receivable is considered to be an exit price notion as of June 30, 2024 (Level 3).

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

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of June 30, 2024, the Bank was obligated on $120.0 million of letters of credit to the FHLB of San Francisco, which were being used as collateral for $120.0 million in public fund deposits from the State of California.

The following table shows the distribution of total loan commitments as of the dates indicated:

	June 30,	December 31,
	2024	2023
	(in thousands)
Unused commitments to extend credit	$795,391	$813,960
Standby letters of credit	87,186	83,725
Commercial letters of credit	23,806	33,140
Total commitments	$906,383	$930,825

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Balance at beginning of period	$2,297	$3,066	$2,474	$3,114
Credit loss recovery	(287)	(591)	(464)	(639)
Balance at end of period	$2,010	$2,475	$2,010	$2,475

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

As of June 30, 2024, the outstanding balances for our right-of-use asset and lease liability were $38.0 million and $42.3 million, respectively. The outstanding balances of the right-of-use asset and lease liability were $42.4 million and $46.4 million, respectively, as of December 31, 2023. The right-of-use asset is reported in prepaid expenses and other assets line item and lease liability is reported in accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

In determining the discount rates, since most of our leases do not provide an implicit rate, we used our incremental borrowing rate provided by the FHLB of San Francisco based on the information available at the commencement date to calculate the present value of lease payments.

At June 30, 2024, future minimum rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2024	$8,448
2025	7,327
2026	6,599
2027	6,559
2028	5,566
Thereafter	12,627
Remaining lease commitments	47,126
Interest	(4,792)
Present value of lease liability	$42,334

Net lease expense recognized for the three months ended June 30, 2024 and 2023 was $2.5 million and $2.2 million, respectively. Net lease expense recognized for the six months ended June 30, 2024 and 2023 was $4.7 million and $4.2 million, respectively. This included operating lease costs of $2.4 million and $2.1 million for the three months ended June 30, 2024 and 2023, respectively. Operating lease costs were $4.6 million and $4.2 million for the six months ended June 30, 2024 and 2023, respectively. Sublease income for operating leases was immaterial for both the three and six months ended June 30, 2024 and 2023.

Weighted average remaining lease terms for the Company's operating leases were 6.58 years and 6.82 years as of June 30, 2024 and December 31, 2023, respectively. Weighted average discount rates used for the Company's operating leases were 3.21% and 2.98% as of June 30, 2024 and December 31, 2023, respectively.

Cash paid and included in cash flows from operating activities for amounts used in the measurement of the lease liability of the Company's operating leases was $2.0 million and $2.1 million for the three months ended June 30, 2024 and 2023, respectively, and $4.2 million and $4.1 million for the six months ended June 30, 2024 and 2023, respectively.

Note 14 — Liquidity

Hanmi Financial

As of June 30, 2024, Hanmi Financial had $7.5 million in cash on deposit with its bank subsidiary and $35.5 million of U.S. Treasury securities at fair value. As of December 31, 2023, the Company had $7.5 million in cash on deposit with its bank subsidiary and $32.4 million of U.S. Treasury securities at fair value. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of its customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances, brokered deposits, as well as State of California time deposits. As of June 30, 2024 and December 31, 2023, the Bank had $292.5 million and $325.0 million of FHLB advances, and $28.2 million and $58.3 million of brokered deposits, respectively. As of June 30, 2024 and December 31, 2023, the Bank had $120.0 million of State of California time deposits.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of June 30, 2024 and December 31, 2023, the total borrowing capacity available, based on pledged collateral was $1.63 and $1.54 billion, respectively. The remaining available borrowing capacity was $1.22 billion and $1.09 billion as of June 30, 2024 and December 31, 2023, respectively.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $29.4 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $38.4 million, with no borrowings as of June 30, 2024. The Bank also maintains a line of credit for repurchase agreements up to $100.0 million. The Bank also had three unsecured federal funds lines of credit totaling $115.0 million with no outstanding balances as of June 30, 2024 or December 31, 2023.

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets. During the fourth quarter of 2023, the Company entered into a $100.0 million notional interest rate swap designated as a cash flow hedge, with an effective date of May 1, 2024 and a maturity date of May 1, 2026, to hedge a pool of Prime-indexed loans against falling rates. The principal balance of the loan pool designated for the Prime-indexed loans was $142.7 million as of June 30, 2024. During the first quarter of 2024, the Company entered into a $75.0 million notional interest rate swap designated as a cash flow hedge, with an effective date of May 1, 2024 and a maturity date of May 1, 2026, to hedge a pool of one-month SOFR-indexed loans against falling rates. The principal balance of the loan pool designated for the SOFR-indexed loans was $103.2 million as of June 30, 2024.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Management evaluated the effectiveness of the Company’s derivatives designated as cash flow hedges at inception and at the balance sheet date and determined they are effective. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate asset. During the next 12 months, the Company estimates that an additional $1.9 million will be reclassified as a decrease to interest income.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2024 and December 31, 2023.

As of June 30, 2024	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$103,246	Other Assets	$6,216	$103,246	Other Liabilities	$6,171
Total derivatives not designated as hedging instruments			$6,216			$6,171

Derivatives designated as hedging instruments
Interest rate products	$—	Other Assets	$—	$175,000	Other Liabilities	$2,399
Total derivatives designated as hedging instruments			$—			$2,399

As of December 31, 2023	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$104,571	Other Assets	$5,939	$104,571	Other Liabilities	$5,920
Total derivatives not designated as hedging instruments			$5,939			$5,920

Derivatives designated as hedging instruments
Interest rate products	$100,000	Other Assets	$306	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$306			$—

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income for the three and six months ended June 30, 2024 and 2023.

Three Months Ended June 30, 2024
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(746)	$(746)	$—	Interest Income	$(460)	$(460)	$—
Total	$(746)	$(746)	$—		$(460)	$(460)	$—

Three Months Ended June 30, 2023
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Total	$—	$—	$—		$—	$—	$—

Six Months Ended June 30, 2024
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(2,953)	$(2,953)	$—	Interest Income	$(460)	$(460)	$—
Total	$(2,953)	$(2,953)	$—		$(460)	$(460)	$—

Six Months Ended June 30, 2023
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Total	$—	$—	$—		$—	$—	$—

The table below presents the effect of cash flow hedge accounting on the Income Statement for the three and six months ended June 30, 2024 and 2023.

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationship
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024		2023		2024		2023
	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
	(in thousands)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$(460)	$—	$—	$—	$(460)	$—	$—	$—
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income - included component	(460)	—	—	—	(460)	—	—	—

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement for the three and six months ended June 30, 2024 and 2023.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
		(in thousands)
Interest rate products	Other income	$3	$43	$26	$(85)
Total		$3	$43	$26	$(85)

No fee income was recognized from its derivative financial instruments for the three and six months ended June 30, 2024. The Company recognized $0.6 million of fee income for the six months ended June 30, 2023.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2024 and December 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The derivative assets are located within the prepaid and other assets line item on the Consolidated Balance Sheets and the derivative liabilities are located within the accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
As of June 30, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$6,216	$—	$6,216	$2,399	$3,817	$—

Offsetting of Derivative Liabilities
As of June 30, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$8,570	$—	$8,570	$2,399	$—	$6,171

Offsetting of Derivative Assets
As of December 31, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$6,245	$—	$6,245	$284	$5,731	$230

Offsetting of Derivative Liabilities
As of December 31, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$5,920	$—	$5,920	$284	$—	$5,636

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

As of June 30, 2024 and December 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0. As of June 30, 2024 and December 31, 2023, no collateral was provided related to these agreements.
Note 16 — Subsequent Events

Cash Dividend

On July 25, 2024, the Company announced that the Board of Directors of the Company declared a quarterly cash dividend of $0.25 per share to be paid on August 21, 2024 to stockholders of record as of the close of business on August 5, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three and six months ended June 30, 2024. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended June 30, 2024 (this “Report”).

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
•
changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
•
fluctuations in real estate values;
•
changes in accounting policies and practices;
•
changes in governmental regulation, including, but not limited to, any increase in FDIC insurance premiums and changes in the monetary policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System;
•
the ability of Hanmi Bank to make distributions to Hanmi Financial Corporation, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial considerations;
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

Executive Overview

Financial results include the following:

	As of or for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands, except per share data)
Net income	$14,451	$20,620	$29,615	$42,612
Earnings per diluted share	$0.48	$0.67	$0.97	$1.39
Dividends per share	$0.25	$0.25	$0.50	$0.50
Return on average assets	0.77%	1.12%	0.79%	1.17%
Return on average stockholders’ equity	7.50%	11.14%	7.70%	11.66%

Net income was $14.5 million, or $0.48 per diluted share, for the three months ended June 30, 2024 compared to $20.6 million, or $0.67 per diluted share, for the same period a year ago. The decrease in net income was driven by a $6.8 million decrease in net interest income, a $1.0 million increase in credit loss expense, and a $1.0 million increase in noninterest expense, offset by a $2.5 million decrease in income tax expense. Credit loss expense for the second quarter of 2024 was $1.0 million compared to a $0.1 million recovery for the second quarter of 2023. Credit loss expense for the second quarter of 2024 consisted of a $1.2 million provision for loan losses, offset by a $0.3 million recovery for off-balance sheet items. Credit loss recovery for the second quarter of 2023 included a $0.5 million provision for loan losses, offset by a $0.6 million recovery for off-balance sheet items.

For the six months ended June 30, 2024, net income was $29.6 million, or $0.97 per diluted share, compared to $42.6 million, or $1.39 per diluted share, for the same period a year ago. The decrease in net income was primarily driven by a decrease in net interest income of $14.0 million, and a $4.6 million increase in noninterest expense, offset by decreases in credit loss expense of $0.9 million and income tax expense of $5.3 million. Credit loss expense for the six months of 2024 was $1.2 million compared to a $2.1 million for the same period a year ago. Credit loss expense for the six months of 2024 consisted of a $1.7 million provision for loan losses, offset by a $0.5 million recovery for off-balance sheet items. Credit loss expense for the first six months of 2023 included a $2.7 million provision for loan losses, offset by a $0.6 million recovery for off-balance sheet items.

Other financial highlights include the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Loans receivable	$6,176,359	$6,182,434
Securities available for sale, at fair value	877,638	865,739
Total assets	7,586,347	7,570,341
Deposits	6,329,340	6,280,574
Borrowings	292,500	325,000
Total stockholders’ equity	707,059	701,891

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

	Three Months Ended
	June 30, 2024			June 30, 2023
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$6,089,440	$90,752	5.99%	$5,941,071	$83,567	5.64%
Securities (2)	979,671	5,238	2.17%	971,531	4,126	1.73%
FHLB stock	16,385	357	8.77%	16,385	283	6.92%
Interest-bearing deposits in other banks	180,177	2,313	5.16%	230,974	2,794	4.85%
Total interest-earning assets	7,265,673	98,660	5.46%	7,159,961	90,770	5.09%

Noninterest-earning assets:
Cash and due from banks	55,442			62,036
Allowance for credit losses	(67,908)			(72,098)
Other assets	252,410			232,058
Total assets	$7,505,617			$7,381,957

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$85,443	$32	0.15%	$99,057	$27	0.11%
Money market and savings	1,845,870	17,324	3.77%	1,463,304	9,887	2.71%
Time deposits	2,453,154	29,139	4.78%	2,403,685	22,201	3.70%
Total interest-bearing deposits	4,384,467	46,495	4.27%	3,966,046	32,115	3.25%
Borrowings	169,525	1,896	4.50%	196,776	1,633	3.33%
Subordinated debentures	130,239	1,649	5.07%	129,631	1,600	4.94%
Total interest-bearing liabilities	4,684,231	50,040	4.30%	4,292,453	35,348	3.30%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,883,765			2,213,171
Other liabilities	162,543			133,623
Stockholders’ equity	775,078			742,710
Total liabilities and stockholders’ equity	$7,505,617			$7,381,957

Net interest income		$48,620			$55,422

Cost of deposits (3)			2.98%			2.08%
Net interest spread (taxable equivalent basis) (4)			1.16%			1.79%
Net interest margin (taxable equivalent basis) (5)			2.69%			3.11%

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

	Three Months Ended
	June 30, 2024 vs June 30, 2023
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$1,848	$5,337	$7,185
Securities (2)	35	1,077	1,112
FHLB stock	(2)	76	74
Interest-bearing deposits in other banks	(619)	138	(481)
Total interest and dividend income	1,262	6,628	7,890

Interest expense:
Demand: interest-bearing	$(4)	$9	$5
Money market and savings	2,551	4,886	7,437
Time deposits	395	6,543	6,938
Borrowings	(232)	495	263
Subordinated debentures	8	41	49
Total interest expense	2,718	11,974	14,692
Change in net interest income	$(1,456)	$(5,346)	$(6,802)

(1)
Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)
Securities average yield is calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.

For the three months ended June 30, 2024 and 2023, net interest income was $48.6 million and $55.4 million, respectively. The net interest spread and net interest margin, on a taxable equivalent basis, for the quarter ended June 30, 2024, were 1.16% and 2.69%, respectively, compared to 1.79% and 3.11%, respectively, for the same period in 2023. Interest and dividend income increased $7.9 million, or 8.7%, to $98.7 million for the three months ended June 30, 2024 from $90.8 million for the same period in 2023, primarily due to higher average interest-earning asset yields, primarily related to loans, and an increase in the average balance of loans and securities. Interest expense increased $14.7 million, or 41.6%, to $50.0 million for the three months ended June 30, 2024 from $35.3 million for the same period in 2023 primarily due to increases in deposit rates and average deposit balances and, to a lesser extent, an increase in the cost of borrowings. The increases in average interest-earning asset yields and deposit and borrowing rates were due to the rising interest rate environment.

The average balance of interest earning assets increased $105.7 million, or 1.5%, to $7.27 billion for the three months ended June 30, 2024, from $7.16 billion for the three months ended June 30, 2023. The average balance of loans increased $148.4 million, or 2.5%, to $6.09 billion for the three months ended June 30, 2024, from $5.94 billion for the three months ended June 30, 2023. The average balance of securities increased $8.1 million, or 0.8%, to $979.7 million for the three months ended June 30, 2024, from $971.5 million for the three months ended June 30, 2023. The average balance of interest-bearing deposits at other banks decreased $50.8 million, or 22.0%, to $180.2 million for the three months ended June 30, 2024, from $231.0 million for the three months ended June 30, 2023.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 37 basis points to 5.46% for the three months ended June 30, 2024, from 5.09% for the three months ended June 30, 2023. The average yield on loans increased to 5.99% for the three months ended June 30, 2024, from 5.64% for the three months ended June 30, 2023. The average yield on securities, on a taxable equivalent basis, increased to 2.17% for the three months ended June 30, 2024, from 1.73% for the three months ended June 30, 2023. The average yield on interest-bearing deposits in other banks increased 31 basis points to 5.16% for the three months ended June 30, 2024, from 4.85% for the three months ended June 30, 2023. The increased yields were primarily due to increases in market interest rates.

The average balance of interest-bearing liabilities increased $391.8 million, or 9.1%, to $4.68 billion for the three months ended June 30, 2024 compared with $4.29 billion for the three months ended June 30, 2023. The average balances of time deposits and money market and savings accounts increased $49.5 million and $382.6 million, respectively, offset partially by decreases in interest-bearing demand deposits and borrowings of $13.6 million and $27.3 million, respectively.

The average cost of interest-bearing liabilities was 4.30% and 3.30% for the three months ended June 30, 2024 and 2023, respectively. The average cost of interest-bearing deposits increased 102 basis points to 4.27% for the three months ended June 30, 2024, compared with 3.25% for the three months ended June 30, 2023. The average cost of time deposits increased 108 basis points to 4.78% for the three months ended June 30, 2024 compared with 3.70% for the three months ended June 30, 2023. The average cost of money market and savings accounts increased 106 basis points to 3.77% for the three months ended June 30, 2023 compared with 2.71% for the three months ended June 30, 2023.The average cost of subordinated debentures increased 13 basis points to 5.07% for the three months ended June 30, 2024 compared with 4.94% for the three months ended June 30, 2023. The average cost of borrowings increased 117 basis points to 4.50% for the three months ended June 30, 2024 compared with 3.33% for the three months ended June 30, 2023. The increased costs were primarily due to increases in market interest rates.

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

	Six Months Ended
	June 30, 2024			June 30, 2023
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$6,113,664	$182,427	6.00%	$5,942,726	$164,490	5.58%
Securities (2)	974,596	10,193	2.12%	976,096	8,152	1.70%
FHLB stock	16,385	719	8.82%	16,385	572	7.04%
Interest-bearing deposits in other banks	190,950	4,914	5.18%	212,043	4,859	4.62%
Total interest-earning assets	7,295,595	198,253	5.46%	7,147,250	178,073	5.02%

Noninterest-earning assets:
Cash and due from banks	56,912			63,553
Allowance for credit losses	(68,507)			(71,777)
Other assets	248,555			235,571
Total assets	$7,532,555			$7,374,597

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$85,922	$61	0.14%	$104,196	$56	0.11%
Money market and savings	1,830,478	33,877	3.72%	1,458,463	17,201	2.38%
Time deposits	2,480,492	58,195	4.72%	2,314,148	40,356	3.52%
Total interest-bearing deposits	4,396,892	92,133	4.21%	3,876,807	57,613	3.00%
Borrowings	165,972	3,551	4.30%	232,219	4,002	3.48%
Subordinated debentures	130,163	3,295	5.06%	129,557	3,182	4.91%
Total interest-bearing liabilities	4,693,027	98,979	4.24%	4,238,583	64,797	3.08%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,902,477			2,268,485
Other liabilities	163,533			130,385
Stockholders’ equity	773,518			737,144
Total liabilities and stockholders’ equity	$7,532,555			$7,374,597

Net interest income		$99,274			$113,276

Cost of deposits (3)			2.94%			1.89%
Net interest spread (taxable equivalent basis) (4)			1.22%			1.94%
Net interest margin (taxable equivalent basis) (5)			2.74%			3.20%
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

	Six Months Ended
	June 30, 2024 vs June 30, 2023
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$5,182	$12,755	$17,937
Securities (2)	(13)	2,054	2,041
FHLB stock	(1)	148	147
Interest-bearing deposits in other banks	(498)	553	55
Total interest and dividend income	4,670	15,510	20,180

Interest expense:
Demand: interest-bearing	$(10)	$15	$5
Money market and savings	4,352	12,324	16,676
Time deposits	2,798	15,041	17,839
Borrowings	(1,158)	707	(451)
Subordinated debentures	15	98	113
Total interest expense	5,997	28,185	34,182
Change in net interest income	$(1,327)	$(12,675)	$(14,002)

For the six months ended June 30, 2024 and 2023, net interest income was $99.3 million and $113.3 million, respectively. The net interest spread and net interest margin, on a taxable equivalent basis, for the six months ended June 30, 2024, were 1.22% and 2.74%, respectively, compared to 1.94% and 3.20%, respectively, for the same period in 2023. Interest and dividend income increased $20.2 million, or 11.3%, to $198.3 million for the six months ended June 30, 2024 from $178.1 million for the same period in 2023, primarily due to higher average interest-earning asset yields and an increase in the average balance of loans. Interest expense increased $34.2 million, or 52.8%, to $99.0 million for the six months ended June 30, 2024 from $64.8 million for the same period in 2023, primarily due to increases in deposit rates and average deposit balances and, to a lesser extent, an increase in the cost of borrowings. The increases in average interest-earning asset yields and deposit and borrowing rates were due to the rising interest rate environment.

The average balance of interest earning assets increased $148.3 million, or 2.1%, to $7.30 billion for the six months ended June 30, 2024, from $7.15 billion for the six months ended June 30, 2023. The average balance of loans increased $170.9 million, or 2.9%, to $6.11 billion for the six months ended June 30, 2024, from $5.94 billion for the six months ended June 30, 2023. The average balance of securities decreased $1.5 million, or 0.2%, to $974.6 million for the six months ended June 30, 2024, from $976.1 million for the six months ended June 30, 2023. The average balance of interest-bearing deposits at other banks decreased $21.1 million, or 9.9%, to $191.0 million for the six months ended June 30, 2024, from $212.0 million for the six months ended June 30, 2023.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 44 basis points to 5.46% for the six months ended June 30, 2024, from 5.02% for the six months ended June 30, 2023. The average yield on loans increased to 6.00% for the six months ended June 30, 2024, from 5.58% for the six months ended June 30, 2023. The average yield on securities, on a taxable equivalent basis, increased to 2.12% for the six months ended June 30, 2024, from 1.70% for the six months ended June 30, 2023. The average yield on interest-bearing deposits in other banks increased 56 basis points to 5.18% for the six months ended June 30, 2024, from 4.62% for the six months ended June 30, 2023. The increased yields were primarily due to increases in market interest rates.

The average balance of interest-bearing liabilities increased $454.4 million, or 10.7%, to $4.69 billion for the six months ended June 30, 2024 compared with $4.24 billion for the six months ended June 30, 2023. The average balances of time deposits and money market and savings accounts increased $166.3 million and $372.0 million, respectively, offset partially by decreases in interest-bearing demand deposits and borrowings of $18.3 million and $66.2 million, respectively.

The average cost of interest-bearing liabilities was 4.24% and 3.08% for the six months ended June 30, 2024 and 2023, respectively. The average cost of interest-bearing deposits increased 121 basis points to 4.21% for the six months ended June 30, 2024, compared with 3.00% for the six months ended June 30, 2023. The average cost of time deposits increased 120 basis points to 4.72% for the six months ended June 30, 2024 compared with 3.52% for the six months ended June 30, 2023. The average cost of money market and savings accounts increased 134 basis points to 3.72% for the six months ended June 30, 2023 compared with 2.38% for the six months ended June 30, 2023. The average cost of subordinated debentures increased 15 basis points to 5.06% for the six months ended June 30, 2024 compared with 4.91% for the six months ended June 30, 2023. The average cost of borrowings increased 82 basis points to 4.30% for the six months ended June 30, 2024 compared with 3.48% for the six months ended June 30, 2023. The increased costs were primarily due to increases in market interest rates.

Credit Loss Expense

For the second quarter of 2024, the Company recorded $1.0 million of credit loss expense, comprised of a $1.2 million provision for loan losses, partially offset by a $0.3 million recovery for off-balance sheet items. For the same period in 2023, the Company recorded $0.1 million of credit loss recovery, comprised of a $0.5 million provision for loan losses, offset by a $0.6 million recovery for off-balance sheet items.

For the six months ended June 30, 2024, the Company recorded $1.2 million of credit loss expense, comprised of a $1.7 million provision for loan losses, partially offset by a $0.5 million recovery for off-balance sheet items. For the same period in 2023, the Company recorded $2.1 million of credit loss expense, comprised of a $2.7 million provision for loan losses, partially offset by a $0.6 million recovery for off-balance sheet items.

See also “Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)	Increase (Decrease)
	2024	2023	Amount	Percent
	(in thousands)
Service charges on deposit accounts	$2,429	$2,571	$(142)	(5.52)%
Trade finance and other service charges and fees	1,277	1,173	104	8.87
Servicing income	796	825	(29)	(3.52)
Bank-owned life insurance income	638	271	367	135.42
All other operating income	908	1,811	(903)	(49.86)
Service charges, fees & other	6,048	6,651	(603)	(9.07)
Gain on sale of SBA loans	1,644	1,212	432	35.64
Gain on sale of mortgage loans	365	—	365	—
Net loss on sale of securities	—	(1,871)	1,871	(100.00)
Legal settlement	—	1,943	(1,943)	(100.00)
Total noninterest income	$8,057	$7,935	$122	1.54%

For the three months ended June 30, 2024, noninterest income was $8.1 million, an increase of $0.1 million, or 1.5%, compared to $7.9 million for the same period in 2023, due primarily to an increase in the gains on sales of SBA and mortgage loans and in bank-owned life insurance benefit income, offset partially by a decrease in all other operating income. The $0.9 million decrease in all other operating income was mainly attributed to a one-time $0.6 million increase in income related to equipment financing agreements in the second quarter in 2023. During the second quarter of 2024, the Company sold $19.5 million of residential loans and recognized a net gain of $0.4 million. In the second quarter of 2024 the Company also sold $23.5 million of SBA loans and recognized a net gain of $1.6 million. For the three months ended June 30, 2024, trade premiums on SBA loan sales increased 79 basis points, to 8.54%, from 7.75% for the three months ended June 30, 2023.

The following table sets forth the various components of noninterest income for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)	Increase (Decrease)
	2024	2023	Amount	Percent
	(in thousands)
Service charges on deposit accounts	$4,878	$5,151	$(273)	(5.30)%
Trade finance and other service charges and fees	2,691	2,431	260	10.70
Servicing income	1,508	1,567	(59)	(3.77)
Bank-owned life insurance income	942	541	401	74.12
All other operating income	1,837	3,428	(1,591)	(46.41)
Service charges, fees & other	11,856	13,118	(1,262)	(9.62)
Gain on sale of SBA loans	3,126	3,081	45	1.46
Gain on sale of mortgage loans	808	—	808	100.00
Net loss on sale of securities	—	(1,871)	1,871	(100.00)
Legal settlement	—	1,943	(1,943)	(100.00)
Total noninterest income	$15,790	$16,271	$(481)	(2.96)%

For the six months ended June 30, 2024, noninterest income was $15.8 million, a decrease of $0.5 million, or 3.0%, compared to $16.3 million for the same period in 2023, due primarily to a decrease in all other operating income, offset primarily by bank-owned life insurance benefit income in the second quarter of 2024, and gain on sale of mortgage loans. The $1.6 million decrease in all other operating income was mainly attributed to a one time $0.6 million increase in income related to equipment financing agreements in the second quarter in 2023, and $0.6 million in swap fee income in the six months ended June 30, 2023. During the first six months in 2024, the Company sold $49.2 million of residential loans and recognized a net gain of $0.8 million.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)	Increase (Decrease)
	2024	2023	Amount	Percent
	(in thousands)
Salaries and employee benefits	$20,434	$20,365	$69	0.34%
Occupancy and equipment	4,607	4,500	107	2.38
Data processing	3,686	3,465	221	6.38
Professional fees	1,749	1,376	373	27.11
Supplies and communications	570	638	(68)	(10.66)
Advertising and promotion	669	748	(79)	(10.56)
All other operating expenses	2,992	3,243	(251)	(7.74)
Subtotal	34,707	34,335	372	1.08
Branch consolidation expense	301	—	301	100.00
Other real estate owned expense	6	4	2	50.00
Repossessed personal property expense (income)	262	(59)	321	(544.07)
Total noninterest expense	$35,276	$34,280	$996	2.91%

For the three months ended June 30, 2024, noninterest expense was $35.3 million, an increase of $1.0 million, or 2.9%, compared with $34.3 million for the same period in 2023. The increase was mainly attributed to a $0.4 million increase in professional fees, $0.3 million in branch consolidation expense due to the consolidation of three branches; two branches in Texas and one branch in California, and a $0.3 million increase in repossessed personal property expense. The increase in professional fees was mainly attributed to increases in legal and consulting expenses. Repossessed personal property expense increased due to a loss on sale of lease assets.

The following table sets forth the components of noninterest expense for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)	Increase (Decrease)
	2024	2023	Amount	Percent
	(in thousands)
Salaries and employee benefits	$42,019	$40,975	$1,044	2.55%
Occupancy and equipment	8,843	8,912	(69)	(0.77)
Data processing	7,237	6,718	519	7.73
Professional fees	3,642	2,710	932	34.39
Supplies and communications	1,172	1,314	(142)	(10.81)
Advertising and promotion	1,576	1,581	(5)	(0.32)
All other operating expenses	6,451	5,202	1,249	24.01
Subtotal	70,940	67,412	3,528	5.23
Branch consolidation expense	301	—	301	100.00
Other real estate owned expense (income)	28	(197)	225	(114.21)
Repossessed personal property expense (income)	451	(143)	594	(415.38)
Total noninterest expense	$71,720	$67,072	$4,648	6.93%

For the six months ended June 30, 2024, noninterest expense was $71.7 million, an increase of $4.6 million, or 6.9%, compared with $67.1 million for the same period in 2023. Salaries and employee benefits increased $1.0 million due to higher salaries, group insurance, and share-based compensation expense, offset primarily by capitalized labor costs associated with the Company's investment in a new loan origination system. Professional fees increased $0.9 million due to higher consulting and legal expenses. All other operating expenses increased $1.2 million mainly due to a $0.5 million increase in loan related expense and a $0.4 million SBA servicing asset adjustment. Repossessed personal property expense increased due to a $0.6 million loss on sale of lease assets.

Income Tax Expense

Income tax expense was $6.0 million and $8.5 million for the three months ended June 30, 2024 and 2023, respectively, representing an effective income tax rate of 29.3% for both periods. Income tax expense was $12.5 million and $17.8 million representing an effective income tax rate of 29.7% and 29.5% for the six months ended June 30, 2024 and 2023, respectively.

Financial Condition

Securities

As of June 30, 2024, our securities portfolio consisted of U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and debt securities, tax-exempt municipal bonds and U.S. Treasury securities. Most of these securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10% of stockholders’ equity as of June 30, 2024 or December 31, 2023.

Securities increased $11.9 million to $877.6 million at June 30, 2024 from $865.7 million at December 31, 2023, mainly attributed to $78.5 million in securities purchases, partially offset by $58.8 million in paydowns and maturities, and an increase in unrealized securities losses of $6.4 million during the six months ended June 30, 2024.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their cost weighted average yield, which is calculated using amortized cost as the weight, as of June 30, 2024:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$42,682	4.02%	$58,321	4.20%	$—	0.00%	$—	0.00%	$101,003	4.12%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	20	3.01	—	—	20,882	3.37	459,979	1.73	480,881	1.80
Mortgage-backed securities - commercial	5,280	2.98	5,027	2.60	—	—	55,095	1.90	65,402	2.04
Collateralized mortgage obligations	—	—	146	1.28	278	2.61	133,731	3.65	134,155	3.65
Debt securities	55,218	1.48	72,040	1.33	—	—	—	—	127,258	1.40
Total U.S. government agency and sponsored agency obligations	60,518	1.61	77,213	1.41	21,160	3.36	648,805	2.14	807,696	2.06
Municipal bonds-tax exempt					35,173	1.35	41,433	1.33	76,606	1.34
Total securities available for sale	$103,200	2.61%	$135,534	2.61%	$56,333	2.11%	$690,238	2.09%	$985,305	2.22%

Loans Receivable

As of June 30, 2024 and December 31, 2023, loans receivable (excluding loans held for sale), net of deferred loan fees and costs, discounts and allowance for credit losses, were $6.11 billion. For the six months ended June 30, 2024, there was $507.9 million in new loan production, which included $24.7 million in SBA loan purchases, offset partially by $333.0 million in loan sales and payoffs, and amortization and other reductions of $181.0 million. Loan production consisted of commercial real estate loans of $147.7 million, residential mortgages of $83.3 million, commercial and industrial loans of $109.8 million, equipment financing agreements of $81.7 million and SBA loans of $85.3 million.

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses as of June 30, 2024. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$138,475	$377,456	$368,065	$152,789	$57,943	$1,094,728
Hospitality	218,302	212,578	211,732	96,112	15,876	754,600
Office	142,582	292,872	116,191	14,263	6,624	572,532
Other	150,352	526,468	479,618	161,280	42,421	1,360,139
Total commercial property loans	649,711	1,409,374	1,175,606	424,444	122,864	3,781,999
Construction	65,551	39,013	1,942	—	—	106,506
Residential	4,851	61	126	4,833	944,338	954,209
Total real estate loans	720,113	1,448,448	1,177,674	429,277	1,067,202	4,842,714
Commercial and industrial loans	396,857	184,125	66,738	154,652	—	802,372
Equipment financing agreements	28,521	214,846	273,091	14,815	—	531,273
Loans receivable	$1,145,491	$1,847,419	$1,517,503	$598,744	$1,067,202	$6,176,359
Loans with predetermined interest rates	533,731	1,357,175	801,668	54,840	258,850	3,006,264
Loans with variable interest rates	611,760	490,244	715,835	543,904	808,352	3,170,095

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with fixed or predetermined interest rates, as of June 30, 2024.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$106,447	$341,635	$140,340	$35	$229	$588,686
Hospitality	78,945	151,046	97,498	17,908	—	345,397
Office	105,081	212,512	54,519	—	—	372,112
Other	107,215	434,730	223,088	13,017	3,356	781,406
Total commercial property loans	397,688	1,139,923	515,445	30,960	3,585	2,087,601
Construction	29,542	—	—	—	—	29,542
Residential	1,537	61	—	2,472	255,265	259,335
Total real estate loans	428,767	1,139,984	515,445	33,432	258,850	2,376,478
Commercial and industrial loans	76,443	2,345	13,133	6,592	—	98,513
Equipment financing agreements	28,521	214,846	273,090	14,816	—	531,273
Loans receivable	$533,731	$1,357,175	$801,668	$54,840	$258,850	$3,006,264

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with floating or variable interest rates (including hybrids), as of June 30, 2024.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$32,028	$35,821	$227,726	$152,754	$57,715	$506,044
Hospitality	139,358	61,532	114,234	78,203	15,876	409,203
Office	37,501	80,360	61,672	14,262	6,624	200,419
Other	43,137	91,739	256,531	148,257	39,063	578,727
Total commercial property loans	252,024	269,452	660,163	393,476	119,278	1,694,393
Construction	36,009	39,014	1,942	—	—	76,965
Residential	3,314	—	126	2,360	689,074	694,874
Total real estate loans	291,347	308,466	662,231	395,836	808,352	2,466,232
Commercial and industrial loans	320,413	181,778	53,604	148,068	—	703,863
Loans receivable	$611,760	$490,244	$715,835	$543,904	$808,352	$3,170,095

Industry

As of June 30, 2024, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10.0% of loans receivable outstanding:

		Percentage of
	Balance as of	Loans Receivable
	June 30, 2024	Outstanding
	(in thousands)
Lessor of nonresidential buildings	$1,705,755	27.6%
Hospitality	759,127	12.3%

Loan Quality Indicators

Loans 30 to 89 days past due and still accruing were $13.8 million at June 30, 2024, compared with $10.3 million at December 31, 2023, attributable to an increase of $1.4 million in past due residential loans and an increase of $2.6 million in equipment financing arrangements, offset by payoffs and other reductions.

At June 30, 2024 and December 31, 2023, there were no loans 90 days or more past due and still accruing interest.

Activity in criticized loans was as follows for the periods indicated:

	Special Mention	Classified
	(in thousands)
Three months ended June 30, 2024
Balance at beginning of period	$62,316	$23,669
Additions	1,969	13,993
Reductions	(27,363)	(3,716)
Ending balance	$36,922	$33,946

Three months ended June 30, 2023
Balance at beginning of period	$64,340	$47,287
Additions	25,933	3,042
Reductions	(45,640)	(11,489)
Ending balance	$44,633	$38,840

	Special Mention	Classified
	(in thousands)
Six months ended June 30, 2024
Balance at beginning of period	$65,315	$31,367
Additions	2,522	16,571
Reductions	(30,915)	(13,992)
Ending balance	$36,922	$33,946

Six months ended June 30, 2023
Balance at beginning of period	$79,013	$46,192
Additions	26,699	16,850
Reductions	(61,079)	(24,202)
Ending balance	$44,633	$38,840

Special mention loans were $36.9 million and $65.3 million at June 30, 2024 and December 31, 2023, respectively. The $28.4 million decrease included upgrades to pass loans of $19.4 million, downgrades to classified loans of $8.0 million, and paydowns and payoffs of $3.7 million, offset by downgrades from pass loans of $2.7 million. The upgrades to pass loans were primarily attributable to upgrades of two commercial and industrial loans totaling $13.6 million and one commercial real estate loan of $4.3 million during the second quarter.

Classified loans were $33.9 million and $31.4 million at June 30, 2024 and December 31, 2023, respectively. The $2.5 million increase was primarily driven by new downgrades to classified of $17.6 million, offset by payoffs of $8.3 million, charge-offs of $3.7 million, and paydowns and amortization of $3.1 million.

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

Except for nonaccrual loans, management is not aware of any other loans as of June 30, 2024 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in a loan being designated as nonperforming at some future date.

Nonaccrual loans were $19.2 million and $15.5 million as of June 30, 2024 and December 31, 2023, respectively, representing an increase of $3.7 million, or 23.7%. The increase in nonaccrual loans resulted from additions to nonperforming loans of $10.6 million, offset by payoffs, paydowns, and upgrades of $6.9 million. The additions to nonperforming loans consisted of equipment financing agreements of $2.6 million and two SBA loans for $0.7 million. As of June 30, 2024 and December 31, 2023, 1.61% and 1.25% of equipment financing agreements were on nonaccrual status, respectively. As of June 30, 2024 and December 31, 2023, all loans 90 days or more past due were classified as nonaccrual.

The $19.2 million of nonperforming loans as of June 30, 2024 had individually evaluated allowances of $6.8 million, compared to $15.5 million of nonperforming loans with individually evaluated allowances of $3.4 million as of December 31, 2023.

Nonperforming assets were $20.0 million at June 30, 2024, or 0.26% of total assets, compared to $15.6 million, or 0.21%, at December 31, 2023. Additionally, not included in nonperforming assets were repossessed personal property assets associated with equipment finance agreements of $1.2 million and $1.3 million at June 30, 2024 and December 31, 2023, respectively.

Individually Evaluated Loans

The Company reviews loans on an individual basis when the loan does not share similar risk characteristics with loan pools. Individually evaluated loans are measured for expected credit losses based on the present value of expected cash flows discounted at the effective interest rate, the observable market price, or the fair value of collateral.

Individually evaluated loans were $19.2 million and $15.5 million as of June 30, 2024 and December 31, 2023, respectively, representing an increase of $3.7 million, or 24.0%. Specific allowances associated with individually evaluated loans increased $3.4 million to $6.8 million as of June 30, 2024 compared with $3.4 million as of December 31, 2023, mainly attributed to a $1.9 million specific reserve allocation on a commercial and industrial loan in the health-care industry.

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

The following table presents loan modifications made to borrowers experiencing financial difficulty by type of modification, with related amortized cost balances, respective percentage shares of the total class of loans, and the related financial effect, for the periods indicated:

	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
Three and six months ended June 30, 2024
Commercial and industrial loans	$20,620	2.6%	1 loan with term extension of 6 years

The modified loan above was current at June 30, 2024.

No loans were modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

The Company’s estimate of the allowance for credit losses at June 30, 2024 and December 31, 2023 reflected losses expected over the remaining contractual life of assets based on historical, current, and forward-looking information. The contractual term does not consider extensions, renewals or modifications.

Management selected three loss methodologies for the collective allowance estimation. At June 30, 2024, the Company used the discounted cash flow (“DCF”) method to estimate allowances for credit losses for the commercial and industrial loan portfolio, the Probability of Default/Loss Given Default (“PD/LGD”) method for the commercial real estate, construction and residential real estate portfolios, and the Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses for equipment financing agreements. Loans that do not share similar risk characteristics are individually evaluated for allowances.

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

As of June 30, 2024 and December 31, 2023, the Company relied on the economic projections from Moody’s to inform its loss driver forecasts over the four-quarter forecast period. For all loan pools, the Company utilizes and forecasts the national unemployment rate as the primary loss driver.

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

The following table reflects our allocation of the allowance for credit losses by loan category as well as the amount of loans in each loan category, including related percentages:

	June 30, 2024				December 31, 2023
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$10,126	15.0%	$1,094,728	17.7%	$10,264	14.8%	$1,107,360	17.9%
Hospitality	11,995	17.7	754,600	12.2	15,534	22.4	740,519	12.0
Office	3,712	5.5	572,532	9.3	3,024	4.4	574,981	9.3
Other	7,889	11.6	1,360,139	22.0	8,663	12.4	1,366,534	22.1
Total commercial property loans	33,722	49.8	3,781,999	61.2	37,485	54.0	3,789,394	61.3
Construction	2,371	3.5	106,506	1.7	2,756	4.0	100,345	1.6
Residential	6,060	8.9	954,209	15.5	5,258	7.5	962,661	15.6
Total real estate loans	42,153	62.2	4,842,714	78.4	45,499	65.5	4,852,400	78.5
Commercial and industrial loans	10,563	15.6	802,372	13.0	10,257	14.8	747,819	12.1
Equipment financing agreements	15,013	22.2	531,273	8.6	13,706	19.7	582,215	9.4
Total	$67,729	100.0%	$6,176,359	100.0%	$69,462	100.0%	$6,182,434	100.0%

The following table sets forth certain ratios related to our allowance for credit losses at the dates presented:

	As of
	June 30, 2024	December 31, 2023
	(dollars in thousands)
Ratios:
Allowance for credit losses to loans receivable	1.10%	1.12%
Nonaccrual loans to loans	0.31%	0.25%
Allowance for credit losses to nonaccrual loans	351.93%	448.89%

Balance:
Nonaccrual loans at end of period	$19,245	$15,474
Nonperforming loans at end of period	$19,245	$15,474

The allowance for credit losses was $67.7 million and $69.5 million at June 30, 2024 and December 31, 2023, respectively. The allowance attributed to individually evaluated loans was $6.8 million and $3.4 million as of June 30, 2024 and December 31, 2023, respectively. The allowance attributed to collectively evaluated loans was $60.9 million and $66.1 million as of June 30, 2024 and December 31, 2023, respectively, and considered the impact of changes in macroeconomic assumptions, normalized interest rate forecasts for the subsequent four quarters, and a net reduction in specific qualitative factors allocated to criticized hospitality loans impacted by the pandemic.

As of June 30, 2024 and December 31, 2023, the allowance for credit losses related to off-balance sheet items, primarily unfunded loan commitments, was $2.0 million and $2.5 million, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances were adequate for current expected lifetime losses in the loan portfolio and off-balance sheet exposure as of June 30, 2024.

The following table presents a summary of gross charge-offs and recoveries for the loan portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)

Gross charge-offs	$(2,338)	$(2,707)	$(4,461)	$(4,944)
Gross recoveries	548	967	1,076	1,750
Net (charge-offs) recoveries	$(1,790)	$(1,740)	$(3,385)	$(3,194)

For the three months ended June 30, 2024, gross charge-offs decreased $0.4 million from the same period in 2023. Gross recoveries for the three months ended June 30, 2024 decreased $0.4 million from the same period in 2023. Gross charge-offs for the three months ended June 30, 2024 and 2023 primarily consisted of equipment financing agreements charge-offs of $2.2 million and $2.6 million, respectively.

For the six months ended June 30, 2024, gross charge-offs decreased $0.5 million from the same period in 2023. Gross recoveries for the six months ended June 30, 2024 decreased $0.7 million from the same period in 2023. Gross charge-offs for the six months ended June 30, 2024 and 2023 primarily consisted of equipment financing agreements charge-offs of $4.1 million and $4.2 million, respectively.

The following table presents a summary of net (charge-offs) recoveries for the loan portfolio:

	Three Months Ended			Six Months Ended
	Average Loans	Net (Charge-Offs) Recoveries	Net (Charge-Offs) Recoveries to Average Loans (1)	Average Loans	Net (Charge-Offs) Recoveries	Net (Charge-Offs) Recoveries to Average Loans (1)
	(dollars in thousands)
June 30, 2024
Commercial real estate loans	$3,853,792	$—	—%	$3,864,615	$—	—%
Residential loans	959,072	(29)	(0.01)	965,708	18	0.00
Commercial and industrial loans	730,929	73	0.04	723,967	(24)	(0.01)
Equipment financing agreements	545,647	(1,834)	(1.34)	559,374	(3,379)	(1.21)
Total	$6,089,440	$(1,790)	(0.12)%	$6,113,664	$(3,385)	(0.11)%

June 30, 2023
Commercial real estate loans	$3,760,307	$58	0.01%	$3,780,292	$(287)	(0.02)%
Residential loans	853,704	4	0.00	817,469	5	0.00
Commercial and industrial loans	732,086	452	0.25	746,381	479	0.13
Equipment financing agreements	594,974	(2,254)	(1.52)	598,584	(3,391)	(1.13)
Total	$5,941,071	$(1,740)	(0.12)%	$5,942,726	$(3,194)	(0.11)%
(1)
Annualized

Net loan charge-offs were $1.8 million, or 0.12% of average loans and $1.7 million, or 0.12% of average loans for the three months ended June 30, 2024 and 2023, respectively. Net loan charge-offs were $3.4 million, or 0.11% of average loans, and $3.2 million, or 0.11% of average loans, for the six months ended June 30, 2024 and 2023, respectively.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	June 30, 2024		December 31, 2023
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$1,959,963	31.0%	$2,003,596	31.9%
Interest-bearing:
Demand	82,981	1.3	87,452	1.4
Money market and savings	1,834,797	29.0	1,734,659	27.6
Uninsured amount of time deposits more than $250,000:
Three months or less	74,459	1.2	186,321	3.0
Over three months through six months	302,767	4.8	201,085	3.2
Over six months through twelve months	276,048	4.4	222,683	3.6
Over twelve months	16,728	0.3	70,932	1.1
All other insured time deposits	1,781,597	28.0	1,773,846	28.2
Total deposits	$6,329,340	100.0%	$6,280,574	100.0%

Total deposits were $6.33 billion and $6.28 billion as of June 30, 2024 and December 31, 2023, respectively, representing an increase of $48.8 million, or 0.8%. The increase in deposits was primarily driven by a $100.1 million increase in money market and savings deposits and a $3.3 million increase in time deposits, partially offset by a $43.6 million decline in noninterest-bearing demand deposits. The changes in deposit composition were primarily due to the increase in deposit rates. At June 30, 2024, the loan-to-deposit ratio was 97.6% compared to 98.4% at December 31, 2023.

As of June 30, 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.58 billion. The aggregate amount of uninsured time deposits was $670.0 million. Other uninsured deposits, such as demand and money market and savings deposits were $1.91 billion. In addition, $1.16 billion of total uninsured deposits were in accounts with balances of $5.0 million or more at June 30, 2024. As of December 31, 2023, the aggregate amount of uninsured deposits was $2.52 billion. The aggregate amount of uninsured time deposits was $681.0 million.

Other uninsured deposits, such as demand, money market and savings deposits were $1.84 billion. In addition, $1.09 billion of total uninsured deposits were in accounts with balances of $5.0 million or more at December 31, 2023.

The Bank’s wholesale funds historically consisted of FHLB advances, brokered deposits as well as State of California time deposits. As of June 30, 2024 and December 31, 2023, the Bank had $292.5 million and $325.0 million of FHLB advances, and $28.2 million and $58.3 million of brokered deposits, respectively, and $120.0 million of State of California time deposits, as of June 30, 2024 and December 31, 2023.

Borrowings and Subordinated Debentures

Borrowings mostly take the form of FHLB advances. At June 30, 2024 and December 31, 2023, FHLB advances were $292.5 million and $325.0 million, respectively. FHLB open advances were $180.0 million and $212.5 million at June 30, 2024 and December 31, 2023, respectively. For the same periods, term advances were $112.5 million and $112.5 million, respectively. Funds from deposit growth not used to fund loan production were used to pay off borrowings.

The weighted-average interest rate of all FHLB advances at June 30, 2024 and December 31, 2023 was 4.98% and 4.69%, respectively.

The FHLB maximum amount outstanding at any month end during each of the year-to-date periods ended June 30, 2024 and December 31, 2023 was $292.5 million and $450.0 million, respectively.

The following is a summary of contractual maturities of FHLB advances greater than twelve months:

	June 30, 2024		December 31, 2023
FHLB of San Francisco	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Advances due over 12 months through 24 months	$50,000	4.25%	$12,500	1.90%
Advances due over 24 months through 36 months	12,500	4.85	62,500	4.37
Outstanding advances over 12 months	$62,500	4.37%	$75,000	3.96%

Subordinated debentures were $130.3 million and $130.0 million as of June 30, 2024 and December 31, 2023, respectively. Subordinated debentures are comprised of fixed-to-floating subordinated notes of $108.4 million and $108.3 million as of June 30, 2024 and December 31, 2023, respectively, and junior subordinated deferrable interest debentures of $21.9 million and $21.7 million as of June 30, 2024 and December 31, 2023, respectively. See “Note 8 – Borrowings and Subordinated Debentures” to the consolidated financial statements for more details.

Stockholders' Equity

Stockholders’ equity was $707.1 million and $701.9 million as of June 30, 2024 and December 31, 2023, respectively. Net income, net of $15.3 million of dividends paid, added $14.3 million to stockholders' equity for the period as did $1.7 million of share-based compensation, which was partially offset by a $4.3 million increase in unrealized after-tax losses on securities available for sale due to changes in interest rates, and a $1.8 million increase in unrealized after-tax losses on cash flow hedges. In addition, the Company repurchased 270,000 shares of common stock during the period at an average share price of $16.00 for a total cost of $4.3 million. At June 30, 2024, 1,330,000 shares remain under the Company's share repurchase program.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below) as of June 30, 2024. The Company compares this stress simulation to policy limits, which specify the maximum tolerance level for net interest income exposure over a 1- to 12-month and a 13- to 24- month horizon, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest	Dollar	Percentage	Dollar	Percentage
Rates (Basis Points)	Change	Change	Change	Change
	(dollars in thousands)
300	$(1,163)	(0.51%)	$10,152	3.74%
200	$(1,231)	(0.54%)	$5,522	2.03%
100	$(27)	(0.01%)	$4,010	1.48%
-100	$(1,190)	(0.52%)	$(7,130)	(2.63%)
-200	$(3,849)	(1.68%)	$(17,876)	(6.59%)
-300	$(6,800)	(2.97%)	$(30,830)	(11.36%)

	Economic Value of Equity (EVE)
Change in Interest	Dollar	Percentage
Rates (Basis Points)	Change	Change
	(dollars in thousands)
300	$(16,030)	(2.27%)
200	$(7,758)	(1.10%)
100	$2,812	0.40%
-100	$(19,226)	(2.73%)
-200	$(57,958)	(8.21%)
-300	$(113,030)	(16.02%)

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

The key assumptions, based upon loans receivable, securities and deposits, are as follows:

Conditional prepayment rates*:
Loans receivable	12%
Securities	6%
Deposit rate betas*:
NOW, savings, money market demand	48%
Time deposits, retail and wholesale	75%

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

The Company’s ability to pay dividends to stockholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to stockholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the Department of Financial Protection and Innovation (“DFPI”), in an amount not exceeding the greater of: (1) retained earnings of the Bank; (2) net income of the Bank for its last fiscal year; or (3) the net income of the Bank for its current fiscal year. The Company paid dividends of $15.3 million ($0.50 per share) for the six months ended June 30, 2024 and $30.5 million ($1.00 per share) for the year 2023. As of July 1, 2024, the Bank has the ability to pay dividends of approximately $147.5 million, after giving effect to the $0.25 dividend declared on July 25, 2024, for the third quarter of 2024, without the prior approval of the Commissioner of the DFPI.

At June 30, 2024, the Bank’s total risk-based capital ratio of 14.51%, Tier 1 risk-based capital ratio of 13.47%, common equity Tier 1 capital ratio of 13.47% and Tier 1 leverage capital ratio of 11.41% placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00%, Tier 1 risk-based capital ratio equal to or greater than 8.00%, common equity Tier 1 capital ratios equal to or greater than 6.50%, and Tier 1 leverage capital ratio equal to or greater than 5.00%.

At June 30, 2024, the Company's total risk-based capital ratio was 15.24%, Tier 1 risk-based capital ratio was 12.46%, common equity Tier 1 capital ratio was 12.11% and Tier 1 leverage capital ratio was 10.51%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On April 25, 2024, the Company announced that the Board of Directors has adopted a new stock repurchase program under which the Company may repurchase up to 5% of its outstanding shares, or approximately 1.5 million shares of its common stock. As of June 30, 2024, 1,330,000 shares remained available for future purchases under that stock repurchase program. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2024:

Purchase Date:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
April 1, 2024 - April 30, 2024	$15.77	20,000	1,480,000
May 1, 2024 - May 31, 2024	$16.09	150,000	1,330,000
June 1, 2024 - June 30, 2024	—	—	1,330,000
Total	$16.05	170,000	1,330,000

The Company acquired 1,874 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through the vesting of Company stock awards for the three months ended June 30, 2024. Shares withheld to cover income taxes upon the vesting of stock awards are repurchased pursuant to the terms of the applicable plan and not under the Company's repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Hanmi securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL

* Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	August 6, 2024	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2024	By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)