Form 10-Q
period 2024-09-30
HANMI FINANCIAL CORP
filed 2024-11-04
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of October 23, 2024, there were 30,196,372 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries Quarterly Report on Form 10-Q

Three Months Ended September 30, 2024

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Cash and due from banks	$287,767	$302,324
Securities available for sale, at fair value (amortized cost of $987,498 and $967,031 as of September 30, 2024 and December 31, 2023, respectively)	908,921	865,739
Loans held for sale, at the lower of cost or fair value	54,336	12,013
Loans receivable, net of allowance for credit losses of $69,163 and $69,462 as of September 30, 2024 and December 31, 2023, respectively	6,188,581	6,112,972
Accrued interest receivable	21,955	23,371
Premises and equipment, net	21,371	21,959
Customers' liability on acceptances	67	625
Servicing assets	6,683	7,070
Goodwill and other intangible assets, net	11,031	11,099
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	36,954	35,226
Bank-owned life insurance	56,851	56,335
Prepaid expenses and other assets	101,397	105,223
Total assets	$7,712,299	$7,570,341

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,051,790	$2,003,596
Interest-bearing	4,351,431	4,276,978
Total deposits	6,403,221	6,280,574
Accrued interest payable	52,613	39,306
Bank's liability on acceptances	67	625
Borrowings	300,000	325,000
Subordinated debentures	130,478	130,012
Accrued expenses and other liabilities	89,211	92,933
Total liabilities	6,975,590	6,868,450
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 34,125,864 shares (30,196,755 shares outstanding) and 33,918,035 shares (30,368,655 shares outstanding) as of September 30, 2024 and December 31, 2023, respectively	34	34
Additional paid-in capital	589,567	586,912
Accumulated other comprehensive loss, net of tax benefit of $22,525 and $29,058 as of September 30, 2024 and December 31, 2023, respectively	(55,140)	(71,928)
Retained earnings	340,718	319,048
Less treasury stock; 3,929,109 shares and 3,549,380 shares as of September 30, 2024 and December 31, 2023, respectively	(138,470)	(132,175)
Total stockholders’ equity	736,709	701,891
Total liabilities and stockholders’ equity	$7,712,299	$7,570,341

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest and dividend income:
Interest and fees on loans receivable	$92,182	$85,398	$274,608	$249,888
Interest on securities	5,523	4,204	15,717	12,356
Dividends on FHLB stock	356	317	1,075	888
Interest on deposits in other banks	2,356	4,153	7,270	9,012
Total interest and dividend income	100,417	94,072	298,670	272,144
Interest expense:
Interest on deposits	47,153	36,818	139,286	94,431
Interest on borrowings	1,561	753	5,112	4,755
Interest on subordinated debentures	1,652	1,646	4,948	4,828
Total interest expense	50,366	39,217	149,346	104,014
Net interest income before credit loss expense	50,051	54,855	149,324	168,130
Credit loss expense	2,286	5,154	3,474	7,210
Net interest income after credit loss expense	47,765	49,701	145,850	160,920
Noninterest income:
Service charges on deposit accounts	2,311	2,605	7,189	7,756
Trade finance and other service charges and fees	1,254	1,155	3,945	3,586
Gain on sale of Small Business Administration ("SBA") loans	1,544	1,172	4,669	4,253
Gain on sale of mortgage loans	324	—	1,132	—
Other operating income	3,005	6,296	7,293	11,904
Total noninterest income	8,438	11,228	24,228	27,499
Noninterest expense:
Salaries and employee benefits	20,851	20,361	62,870	61,336
Occupancy and equipment	4,499	4,825	13,643	13,737
Data processing	3,839	3,490	11,076	10,208
Professional fees	1,492	1,568	5,134	4,278
Supplies and communications	538	552	1,710	1,866
Advertising and promotion	631	534	2,207	2,114
Other operating expenses	3,230	2,915	10,160	7,777
Total noninterest expense	35,080	34,245	106,800	101,316
Income before tax	21,123	26,684	63,278	87,103
Income tax expense	6,231	7,888	18,772	25,695
Net income	$14,892	$18,796	$44,506	$61,408
Basic earnings per share	$0.49	$0.62	$1.47	$2.01
Diluted earnings per share	$0.49	$0.62	$1.47	$2.01
Weighted-average shares outstanding:
Basic	29,968,004	30,251,961	30,048,748	30,296,991
Diluted	30,033,679	30,292,872	30,117,269	30,338,678

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$14,892	$18,796	$44,506	$61,408
Other comprehensive income (loss), net of tax:
Unrealized gain (loss):
Unrealized holding gain (loss) on available for sale securities	29,090	(20,820)	22,715	(16,943)
Unrealized gain (loss) on cash flow hedges	2,427	—	(526)	—
Unrealized gain (loss)	31,517	(20,820)	22,189	(16,943)
Income tax benefit (expense) related to other comprehensive income items	(9,130)	6,037	(6,198)	5,187
Other comprehensive income (loss), net of tax	22,387	(14,783)	15,991	(11,756)

Reclassification adjustment for losses included in net income	673	—	1,133	1,871
Income tax benefit related to reclassification adjustment	(200)	—	(336)	(552)
Reclassification adjustment for (gains) losses included in net income, net of tax	473	—	797	1,319
Other comprehensive income (loss), net of tax	22,860	(14,783)	16,788	(10,437)
Total comprehensive income	$37,752	$4,013	$61,294	$50,971

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended September 30, 2024 and 2023

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Loss	Earnings	at Cost	Equity
Balance at July 1, 2023	33,863,421	(3,377,633)	30,485,788	$33	$585,391	$(84,639)	$296,901	$(129,126)	$668,560
Issuance of awards pursuant to equity incentive plans, net of forfeitures	46,036	—	46,036	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	778	—	—	—	778
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(21,242)	(21,242)	—	—	—	—	(401)	(401)
Repurchase of common stock	—	(100,000)	(100,000)	—	—	—	—	(1,902)	(1,902)
Cash dividends paid (common stock, $0.25/share)	—	—	—	—	—	—	(7,690)	—	(7,690)
Net income	—	—	—	—	—	—	18,796	—	18,796
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(14,783)	—	—	(14,783)
Balance at September 30, 2023	33,909,457	(3,498,875)	30,410,582	$34	$586,169	$(99,422)	$308,007	$(131,429)	$663,359

Balance at July 1, 2024	34,124,910	(3,852,800)	30,272,110	$34	$588,647	$(78,000)	$333,392	$(137,014)	$707,059
Issuance of awards pursuant to equity incentive plans, net of forfeitures	954	—	954	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	920	—	—	—	920
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(1,309)	(1,309)	—	—	—	—	(24)	(24)
Repurchase of common stock	—	(75,000)	(75,000)	—	—	—	—	(1,432)	(1,432)
Cash dividends paid (common stock, $0.25/share)	—	—	—	—	—	—	(7,566)	—	(7,566)
Net income	—	—	—	—	—	—	14,892	—	14,892
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	20,654	—	—	20,654
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	2,206	—	—	2,206
Balance at September 30, 2024	34,125,864	(3,929,109)	30,196,755	$34	$589,567	$(55,140)	$340,718	$(138,470)	$736,709

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Loss	Earnings	at Cost	Equity
Balance at January 1, 2023	33,708,234	(3,222,613)	30,485,621	$33	$583,410	$(88,985)	$269,542	$(126,485)	$637,515
Stock options exercised	50,000	—	50,000	—	821	—	—	—	821
Issuance of awards pursuant to equity incentive plans, net of forfeitures	151,223	—	151,223	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	1,938	—	—	—	1,938
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(76,262)	(76,262)	—	—	—	—	(1,599)	(1,599)
Repurchase of common stock	—	(200,000)	(200,000)	—	—	—	—	(3,345)	(3,345)
Cash dividends paid (common stock, $0.75/share)	—	—	—	—	—	—	(22,943)	—	(22,943)
Net income	—	—	—	—	—	—	61,408	—	61,408
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(10,437)	—	—	(10,437)
Balance at September 30, 2023	33,909,457	(3,498,875)	30,410,582	$34	$586,169	$(99,422)	$308,007	$(131,429)	$663,359

Balance at January 1, 2024	33,918,035	(3,549,380)	30,368,655	$34	$586,912	$(71,928)	$319,048	$(132,175)	$701,891
Issuance of awards pursuant to equity incentive plans, net of forfeitures	207,829	—	207,829	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,655	—	—	—	2,655
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(34,729)	(34,729)	—	—	—	—	(542)	(542)
Repurchase of common stock	—	(345,000)	(345,000)	—	—	—	—	(5,753)	(5,753)
Cash dividends paid (common stock, $0.75/share)	—	—	—	—	—	—	(22,836)	—	(22,836)
Net income	—	—	—	—	—	—	44,506	—	44,506
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	16,356	—	—	16,356
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	432	—	—	432
Balance at September 30, 2024	34,125,864	(3,929,109)	30,196,755	$34	$589,567	$(55,140)	$340,718	$(138,470)	$736,709

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$44,506	$61,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,847	5,152
Amortization of servicing assets - net	1,980	1,815
Share-based compensation expense	2,655	1,938
Credit loss expense	3,474	7,210
Loss on sales of securities	—	1,871
(Gain) loss on sales of SBA loans	(4,669)	(4,253)
Origination of SBA loans held for sale	(114,485)	(74,888)
Proceeds from sales of loans	96,485	73,496
(Gain) loss on sales of residential loans	(1,132)	—
Change in bank-owned life insurance	(186)	(820)
Change in prepaid expenses and other assets	2,938	(22,644)
Change in income tax assets	(7,926)	8,520
Valuation adjustment on servicing assets	—	(385)
Change in accrued interest payable and other liabilities	9,121	41,187
Net cash provided by operating activities	37,608	99,607
Cash flows from investing activities:
Purchases of securities available for sale	(128,344)	(64,767)
Proceeds from matured, called and repayment of securities	105,873	74,046
Proceeds from sales of securities available for sale	—	8,149
Purchases of loans receivable	(54,286)	—
Proceeds from sales of mortgage loans	50,352	—
Purchases of premises and equipment	(1,780)	(330)
Proceeds from disposition of premises and equipment	2,802	7,020
Change in loans receivable, excluding purchases and sales	(95,291)	(64,574)
Net cash used in investing activities	(120,674)	(40,456)
Cash flows from financing activities:
Change in deposits	122,647	92,000
Change in open FHLB advances	(12,500)	(200,000)
Proceeds from FHLB term advances	50,000	62,500
Repayments of FHLB term advances	(62,500)	(50,000)
Cash paid for employee vested shares surrendered due to employee tax liability	(542)	(778)
Repurchase of common stock	(5,760)	(3,345)
Cash dividends paid	(22,836)	(22,943)
Net cash provided by (used in) financing activities	68,509	(122,566)
Net decrease in cash and due from banks	(14,557)	(63,415)
Cash and due from banks at beginning of year	302,324	352,421
Cash and due from banks at end of period	$287,767	$289,006
Supplemental disclosures of cash flow information:
Interest paid	$136,039	$61,520
Income taxes paid	$2,333	$16,144
Non-cash activities:
Transfer of fixed assets to other real estate owned	$655	$—
Transfer of loans to loans held for sale	$45,501	$—
Income tax benefit (expense) related to other comprehensive income items	$(6,534)	$4,635
Change in right-of-use asset obtained in exchange for lease liability	$(769)	$8,936
Cashless exercise of stock options	$—	$821

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

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended September 30, 2024. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three-month or nine-month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024 or for any other period. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”).

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

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
September 30, 2024
U.S. Treasury securities	$94,117	$565	$(476)	$94,206
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	464,410	791	(48,928)	416,273
Mortgage-backed securities - commercial	73,939	167	(11,004)	63,102
Collateralized mortgage obligations	150,334	1,034	(7,512)	143,856
Debt securities	128,352	33	(4,135)	124,250
Total U.S. government agency and sponsored agency obligations	817,035	2,025	(71,579)	747,481
Municipal bonds-tax exempt	76,346	—	(9,112)	67,234
Total securities available for sale	$987,498	$2,590	$(81,167)	$908,921

December 31, 2023
U.S. Treasury securities	$86,355	$173	$(1,040)	$85,488
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	504,544	481	(62,697)	442,328
Mortgage-backed securities - commercial	59,973	—	(11,982)	47,991
Collateralized mortgage obligations	106,823	237	(9,649)	97,411
Debt securities	132,215	—	(7,590)	124,625
Total U.S. government agency and sponsored agency obligations	803,555	718	(91,918)	712,355
Municipal bonds-tax exempt	77,121	—	(9,225)	67,896
Total securities available for sale	$967,031	$891	$(102,183)	$865,739

The amortized cost and estimated fair value of securities as of September 30, 2024 and December 31, 2023, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	September 30, 2024		December 31, 2023
	Available for Sale		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Within one year	$106,686	$105,700	$62,521	$61,828
Over one year through five years	138,320	135,241	169,176	160,983
Over five years through ten years	84,350	77,074	83,720	77,608
Over ten years	658,142	590,906	651,614	565,320
Total	$987,498	$908,921	$967,031	$865,739

The following table summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2024 or December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(in thousands, except number of securities)
September 30, 2024
U.S. Treasury securities	$(4)	$2,036	1	$(472)	$20,756	6	$(476)	$22,792	7
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	—	—	(48,928)	378,056	114	(48,928)	378,056	114
Mortgage-backed securities - commercial	(134)	11,330	3	(10,870)	45,238	15	(11,004)	56,568	18
Collateralized mortgage obligations	(28)	12,350	3	(7,484)	57,768	24	(7,512)	70,118	27
Debt securities	—	—	—	(4,135)	112,391	22	(4,135)	112,391	22
Total U.S. government agency and sponsored agency obligations	(162)	23,680	6	(71,417)	593,453	175	(71,579)	617,133	181
Municipal bonds-tax exempt	—	—	—	(9,112)	67,234	19	(9,112)	67,234	19
Total	$(166)	$25,716	7	$(81,001)	$681,443	200	$(81,167)	$707,159	207

December 31, 2023
U.S. Treasury securities	$(57)	$21,024	7	$(983)	$32,449	11	$(1,040)	$53,473	18
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(11)	2,324	5	(62,686)	411,417	118	(62,697)	413,741	123
Mortgage-backed securities - commercial	—	—	—	(11,982)	47,991	15	(11,982)	47,991	15
Collateralized mortgage obligations	(38)	7,074	2	(9,611)	63,610	24	(9,649)	70,684	26
Debt securities	—	—	—	(7,590)	124,625	26	(7,590)	124,625	26
Total U.S. government agency and sponsored agency obligations	(49)	9,398	7	(91,869)	647,643	183	(91,918)	657,041	190
Municipal bonds-tax exempt	—	—	—	(9,225)	67,896	19	(9,225)	67,896	19
Total	$(106)	$30,422	14	$(102,077)	$747,988	213	$(102,183)	$778,410	227

The Company evaluates its available for sale securities portfolio for impairment on a quarterly basis. The Company did not recognize unrealized losses in income because it has the ability and the intent to hold and does not expect to be required to sell these securities until the recovery of their cost basis. The quarterly impairment assessment takes into account the changes in the credit quality of these debt securities since acquisition and the likelihood of a credit loss occurring over the life of the securities. In the event that a credit loss is expected to occur in the future, an allowance is established and a corresponding credit loss is recognized. Based on this analysis, as of September 30, 2024, the Company determined that no credit losses were expected to be realized on the tax-exempt municipal bond portfolio. The remainder of the portfolio consists of U.S. Treasury obligations, U.S. government agency securities, and U.S. government sponsored agency securities, all of which have the backing of the U.S. government, and are therefore not expected to incur credit losses.

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Gross realized gains on sales of securities	$—	$—	$—	$—
Gross realized losses on sales of securities	—	—	—	(1,871)
Net realized gains (losses) on sales of securities	$—	$—	$—	$(1,871)
Proceeds from sales of securities	$—	$—	$—	$8,149

There were no sales of securities during the three and nine months ended September 30, 2024. During the nine months ended September 30, 2023, there were $1.9 million in net losses in earnings resulting from the sale of $8.1 million of securities previously recorded with $1.7 million unrealized losses in accumulated other comprehensive income.

Securities available for sale with market values of $31.5 million and $24.8 million as of September 30, 2024 and December 31, 2023, respectively, were pledged to secure borrowings from the Federal Reserve Bank (“FRB”) Discount Window.

At September 30, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Note 3 — Loans

Loans Receivable

Loans consisted of the following as of the dates indicated:

	September 30, 2024	December 31, 2023
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,087,433	$1,107,360
Hospitality	819,017	740,519
Office	571,580	574,981
Other (1)	1,369,294	1,366,534
Total commercial property loans	3,847,324	3,789,394
Construction	84,764	100,345
Residential (2)	939,285	962,661
Total real estate loans	4,871,373	4,852,400
Commercial and industrial loans (3)	879,092	747,819
Equipment financing agreements	507,279	582,215
Loans receivable	6,257,744	6,182,434
Allowance for credit losses	(69,163)	(69,462)
Loans receivable, net	$6,188,581	$6,112,972

(1)
Includes mixed-use, multifamily, industrial, gas stations, faith-based facilities, and medical; all other property types represent less than one percent of total loans receivable.
(2)
Includes $1.5 million and $1.9 million of home equity loans and lines, and $6.8 million and $4.5 million of personal loans at September 30, 2024 and December 31, 2023, respectively.
(3)
At September 30, 2024 and December 31, 2023, Paycheck Protection Program loans were $0.1 million and $0.2 million, respectively.

Accrued interest on loans was $18.7 million and $19.8 million at September 30, 2024 and December 31, 2023, respectively.

At September 30, 2024 and December 31, 2023, loans with carrying values of $2.44 billion and $2.36 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following is the activity for loans held for sale for the following periods:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
Three months ended September 30, 2024
Balance at beginning of period	$7,149	$3,318	$10,467
Originations and transfers	58,433	8,457	66,890
Sales	(14,697)	(8,320)	(23,017)
Principal paydowns and amortization	(1)	(3)	(4)
Balance at end of period	$50,884	$3,452	$54,336

Three months ended September 30, 2023
Balance at beginning of period	$5,544	$1,749	$7,293
Originations and transfers	12,588	13,398	25,986
Sales	(11,520)	(9,490)	(21,010)
Principal paydowns and amortization	(75)	(427)	(502)
Balance at end of period	$6,537	$5,230	$11,767

	Real Estate	Commercial and Industrial	Total
	(in thousands)
Nine months ended September 30, 2024
Balance at beginning of period	$8,792	$3,221	$12,013
Originations and transfers	88,619	25,866	114,485
Sales	(46,473)	(25,621)	(72,094)
Principal payoffs and amortization	(54)	(14)	(68)
Balance at end of period	$50,884	$3,452	$54,336

Nine months ended September 30, 2023
Balance at beginning of period	$3,775	$4,268	$8,043
Originations and transfers	43,468	31,420	74,888
Sales	(40,630)	(30,022)	(70,652)
Principal payoffs and amortization	(76)	(436)	(512)
Balance at end of period	$6,537	$5,230	$11,767

The following table presents loans purchased by portfolio segment for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Commercial real estate	$1,773	$—	$8,107	$—
Commercial and industrial	11,935	—	30,257	—
Residential real estate	10,744	—	15,922	—
Total	$24,452	$—	$54,286	$—

Allowance for Credit Losses

The following table details the information on the allowance for credit losses by portfolio segment for the following periods:

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
Three months ended September 30, 2024
Balance at beginning of period	$42,152	$10,563	$15,014	$67,729
Charge-offs	(1,133)	(190)	(2,477)	(3,800)
Recoveries	729	1,679	516	2,924
Credit loss expense (recovery)	1,946	(2,269)	2,633	2,310
Ending balance	$43,694	$9,783	$15,686	$69,163

Three months ended September 30, 2023
Balance at beginning of period	$43,054	$16,028	$11,942	$71,024
Charge-offs	(216)	(6,323)	(2,831)	(9,370)
Recoveries	50	141	301	492
Credit loss expense	948	1,396	2,823	5,167
Ending balance	$43,836	$11,242	$12,235	$67,313

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
Nine months ended September 30, 2024
Balance at beginning of period	$45,499	$10,257	$13,706	$69,462
Charge-offs	(1,226)	(438)	(6,598)	(8,262)
Recoveries	840	1,903	1,256	3,999
Credit loss expense (recovery)	(1,419)	(1,939)	7,322	3,964
Ending balance	$43,694	$9,783	$15,686	$69,163

Nine months ended September 30, 2023
Balance at beginning of period	$44,026	$15,267	$12,230	$71,523
Charge-offs	(627)	(6,635)	(7,052)	(14,314)
Recoveries	180	931	1,131	2,242
Credit loss expense	257	1,679	5,926	7,862
Ending balance	$43,836	$11,242	$12,235	$67,313

The table below presents the allowance for credit losses by portfolio segment as a percentage of the total allowance for credit losses and loans by portfolio segment as a percentage of the aggregate investment of loans receivable as of:

	September 30, 2024				December 31, 2023
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$10,226	14.8%	$1,087,433	17.4%	$10,264	14.8%	$1,107,360	17.9%
Hospitality	13,971	20.2	819,017	13.1	15,534	22.4	740,519	12.0
Office	3,879	5.6	571,580	9.1	3,024	4.4	574,981	9.3
Other	8,004	11.6	1,369,294	21.9	8,663	12.4	1,366,534	22.1
Total commercial property loans	36,080	52.2	3,847,324	61.5	37,485	54.0	3,789,394	61.3
Construction	1,698	2.5	84,764	1.4	2,756	4.0	100,345	1.6
Residential	5,916	8.6	939,285	15.0	5,258	7.5	962,661	15.6
Total real estate loans	43,694	63.3	4,871,373	77.9	45,499	65.5	4,852,400	78.5
Commercial and industrial loans	9,783	14.0	879,092	14.0	10,257	14.8	747,819	12.1
Equipment financing agreements	15,686	22.7	507,279	8.1	13,706	19.7	582,215	9.4
Total	$69,163	100.0%	$6,257,744	100.0%	$69,462	100.0%	$6,182,434	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class of loans, for which repayment is expected to be obtained through the sale of the underlying collateral, as of:

	September 30, 2024	December 31, 2023
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,683	$1,530
Hospitality	266	338
Other	—	305
Total commercial property loans	1,949	2,173
Construction	1,194	—
Residential	1,873	1
Total real estate loans	5,016	2,174
Commercial and industrial loans	—	5,178
Total	$5,016	$7,352

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
	(in thousands)
September 30, 2024
Real estate loans:
Commercial property
Risk Rating				`
Pass / Pass-Watch	$433,413	$558,091	$941,253	$821,086	$559,560	$343,178	$62,712	$3,719,293
Special Mention	—	32,950	—	—	1,302	76,970	—	111,222
Classified	523	—	6,999	3,192	71	6,024	—	16,809
Total commercial property	433,936	591,041	948,252	824,278	560,933	426,172	62,712	3,847,324
YTD gross charge-offs	—	—	—	—	—	93	—	93
YTD net charge-offs (recoveries)	—	—	—	—	(17)	(728)	—	(745)

Construction
Risk Rating
Pass / Pass-Watch	56,092	27,478	—	—	—	—	—	83,570
Special Mention	—	—	—	—	—	—	—	—
Classified	1,194	—	—	—	—	—	—	1,194
Total construction	57,286	27,478	—	—	—	—	—	84,764
YTD gross charge-offs	—	—	—	—	1,133	—	—	1,133
YTD net charge-offs (recoveries)	—	—	—	—	1,133	—	—	1,133

Residential
Risk Rating
Pass / Pass-Watch	82,446	217,473	361,552	148,635	11,851	109,407	7,347	938,711
Special Mention	—	—	—	—	—	—	250	250
Classified	—	—	—	—	324	—	—	324
Total residential	82,446	217,473	361,552	148,635	12,175	109,407	7,597	939,285
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(2)	—	(2)

Total real estate loans
Risk Rating
Pass / Pass-Watch	571,951	803,042	1,302,805	969,721	571,411	452,585	70,059	4,741,574
Special Mention	—	32,950	—	—	1,302	76,970	250	111,472
Classified	1,717	—	6,999	3,192	395	6,024	—	18,327
Total real estate loans	573,668	835,992	1,309,804	972,913	573,108	535,579	70,309	4,871,373
YTD gross charge-offs	—	—	—	—	1,133	93	—	1,226
YTD net charge-offs (recoveries)	—	—	—	—	1,116	(730)	—	386

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	222,285	63,975	124,076	45,344	14,705	15,257	372,867	858,509
Special Mention	20,060	—	—	—	—	44	—	20,104
Classified	154	—	78	—	—	247	—	479
Total commercial and industrial loans	242,499	63,975	124,154	45,344	14,705	15,548	372,867	879,092
YTD gross charge-offs	—	82	168	—	11	175	2	438
YTD net charge-offs (recoveries)	—	82	163	(13)	11	114	(1,822)	(1,465)

Equipment financing agreements:
Risk Rating
Pass / Pass-Watch	107,615	160,910	148,909	63,155	11,422	5,696	—	497,707
Special Mention	—	—	—	—	—	—	—	—
Classified	258	1,942	4,350	2,488	219	315	—	9,572
Total equipment financing agreements	107,873	162,852	153,259	65,643	11,641	6,011	—	507,279
YTD gross charge-offs	—	844	3,803	1,404	318	229	—	6,598
YTD net charge-offs (recoveries)	—	795	3,315	1,100	259	(127)	—	5,342

Total loans receivable:
Risk Rating
Pass / Pass-Watch	901,851	1,027,927	1,575,790	1,078,220	597,538	473,538	442,926	6,097,790
Special Mention	20,060	32,950	—	—	1,302	77,014	250	131,576
Classified	2,129	1,942	11,427	5,680	614	6,586	—	28,378
Total loans receivable	$924,040	$1,062,819	$1,587,217	$1,083,900	$599,454	$557,138	$443,176	$6,257,744
YTD gross charge-offs	—	926	3,971	1,404	1,462	497	2	8,262
YTD net charge-offs (recoveries)	—	877	3,478	1,087	1,386	(743)	(1,822)	4,263

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
	(in thousands)
September 30, 2024
Real estate loans:
Commercial property
Payment performance
Performing	$433,936	$591,041	$947,246	$824,278	$560,933	$424,634	$62,712	$3,844,780
Nonperforming	—	—	1,006	—	—	1,538	—	2,544
Total commercial property	433,936	591,041	948,252	824,278	560,933	426,172	62,712	3,847,324
YTD gross charge-offs	—	—	—	—	—	93	—	93
YTD net charge-offs (recoveries)	—	—	—	—	(17)	(728)	—	(745)

Construction
Payment performance
Performing	56,092	27,478	—	—	—	—	—	83,570
Nonperforming	1,194	—	—	—	—	—	—	1,194
Total construction	57,286	27,478	—	—	—	—	—	84,764
YTD gross charge-offs	—	—	—	—	1,133	—	—	1,133
YTD net charge-offs (recoveries)	—	—	—	—	1,133	—	—	1,133

Residential
Payment performance
Performing	82,446	217,473	360,970	148,635	11,849	108,444	7,597	937,414
Nonperforming	—	—	582	—	326	963	—	1,871
Total residential	82,446	217,473	361,552	148,635	12,175	109,407	7,597	939,285
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(2)	—	(2)

Total real estate loans
Payment performance
Performing	572,474	835,992	1,308,216	972,913	572,782	533,078	70,309	4,865,764
Nonperforming	1,194	—	1,588	—	326	2,501	—	5,609
Total real estate loans	573,668	835,992	1,309,804	972,913	573,108	535,579	70,309	4,871,373
YTD gross charge-offs	—	—	—	—	1,133	93	—	1,226
YTD net charge-offs (recoveries)	—	—	—	—	1,116	(730)	—	386

Commercial and industrial loans:
Payment performance
Performing	242,499	63,733	124,154	45,344	14,705	15,548	372,867	878,850
Nonperforming	—	242	—	—	—	—	—	242
Total commercial and industrial loans	242,499	63,975	124,154	45,344	14,705	15,548	372,867	879,092
YTD gross charge-offs	—	82	168	—	11	175	2	438
YTD net charge-offs (recoveries)	—	82	163	(13)	11	114	(1,822)	(1,465)

Equipment financing agreements:
Payment performance
Performing	107,615	160,910	148,875	63,122	11,422	5,696	—	497,640
Nonperforming	258	1,942	4,384	2,521	219	315	—	9,639
Total equipment financing agreements	107,873	162,852	153,259	65,643	11,641	6,011	—	507,279
YTD gross charge-offs	—	844	3,803	1,404	318	229	—	6,598
YTD net charge-offs (recoveries)	—	795	3,315	1,100	259	(127)	—	5,342

Total loans receivable:
Payment performance
Performing	922,588	1,060,635	1,581,245	1,081,379	598,909	554,322	443,176	6,242,254
Nonperforming	1,452	2,184	5,972	2,521	545	2,816	—	15,490
Total loans receivable	$924,040	$1,062,819	$1,587,217	$1,083,900	$599,454	$557,138	$443,176	$6,257,744
YTD gross charge-offs	—	926	3,971	1,404	1,462	497	2	8,262
YTD net charge-offs (recoveries)	—	877	3,478	1,087	1,386	(743)	(1,822)	4,263

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
	(in thousands)
September 30, 2024
Real estate loans:
Commercial property
Retail	$870	$262	$—	$1,132	$1,086,301	$1,087,433
Hospitality	775	—	—	775	818,242	819,017
Office	812	—	—	812	570,768	571,580
Other	253	350	—	603	1,368,691	1,369,294
Total commercial property loans	2,710	612	—	3,322	3,844,002	3,847,324
Construction	1,194	—	—	1,194	83,570	84,764
Residential	3,642	2,856		6,498	932,787	939,285
Total real estate loans	7,546	3,468	—	11,014	4,860,359	4,871,373
Commercial and industrial loans	627	206	242	1,075	878,017	879,092
Equipment financing agreements	6,287	2,751	5,734	14,772	492,507	507,279
Total loans receivable	$14,460	$6,425	$5,976	$26,861	$6,230,883	$6,257,744

December 31, 2023
Real estate loans:
Commercial property
Retail	$632	$—	$—	$632	$1,106,728	$1,107,360
Hospitality	—	150	22	172	740,347	740,519
Office	—	—	—	—	574,981	574,981
Other	592	—	—	592	1,365,942	1,366,534
Total commercial property loans	1,224	150	22	1,396	3,787,998	3,789,394
Construction	—	—	—	—	100,345	100,345
Residential	521	336	1	858	961,803	962,661
Total real estate loans	1,745	486	23	2,254	4,850,146	4,852,400
Commercial and industrial loans	76	120	5,178	5,374	742,445	747,819
Equipment financing agreements	7,138	2,134	4,551	13,823	568,392	582,215
Total loans receivable	$8,959	$2,740	$9,752	$21,451	$6,160,983	$6,182,434

Nonaccrual Loans and Nonperforming Assets

The following tables represent the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of:

	September 30, 2024
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,803	$509	$—	$2,312
Hospitality	224	—	—	224
Office	—	—	—	—
Other	—	9	—	9
Total commercial property loans	2,027	518	—	2,545
Construction	1,194	—	—	1,194
Residential	1,871	—	—	1,871
Total real estate loans	5,092	518	—	5,610
Commercial and industrial loans	—	—	241	241
Equipment financing agreements	566	9,073	—	9,639
Total	$5,658	$9,591	$241	$15,490

	December 31, 2023
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,717	$321	$—	$2,038
Hospitality	338	150	—	488
Other	305	18	—	323
Total commercial property loans	2,360	489	—	2,849
Residential	1	—	—	1
Total real estate loans	2,361	489	—	2,850
Commercial and industrial loans	5,213	92	—	5,305
Equipment financing agreements	570	6,749	—	7,319
Total	$8,144	$7,330	$—	$15,474

The Company recognized $11,000 and $26,000 of interest income on nonaccrual loans for the three months ended September 30, 2024 and 2023, respectively. Interest income recognized on nonaccrual loans for the nine months ended September 30, 2024 and 2023 was $49,000 and $160,000, respectively.

The following table details nonperforming assets as of the dates indicated:

	September 30, 2024	December 31, 2023
	(in thousands)
Nonaccrual loans	$15,249	$15,474
Loans receivable 90 days or more past due and still accruing	241	—
Total nonperforming loans receivable*	15,490	15,474
Other real estate owned (“OREO”)	772	117
Total nonperforming assets**	$16,262	$15,591

* Excludes a $27.2 million nonperforming loan held-for-sale.
** Excludes repossessed personal property of $1.2 million and $1.3 million as of September 30, 2024 and December 31, 2023, respectively.

OREO of $0.8 million and $0.1 million is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively.

Loan Modifications

The following table presents loan modifications made to borrowers experiencing financial difficulty, by type of modification, with related amortized cost balances, respective percentage shares of the total class of loans, and the related financial effect, for the periods indicated:

	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
Three and nine months ended September 30, 2024
Commercial and industrial loans	$20,060	2.0%	1 loan with term extension of 6 years

The modified loan above is current at September 30, 2024.

No loans were modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023.

Note 4 — Servicing Assets

The activity in servicing assets was as follows for the periods indicated:

	Three Months Ended September 30,
	2024	2023
	(in thousands)

Balance at beginning of period	$6,836	$7,352
Addition related to sale of loans	461	396
Amortization	(614)	(592)
Balance at end of period	$6,683	$7,156

	Nine Months Ended September 30,
	2024	2023
	(in thousands)

Balance at beginning of period	$7,070	$7,176
Addition related to sale of loans	1,593	1,410
Amortization	(1,980)	(1,815)
Change in valuation allowance	—	385
Balance at end of period	$6,683	$7,156

At September 30, 2024 and December 31, 2023, we serviced loans sold to unaffiliated parties of $535.6 million and $539.6 million, respectively. These represented loans that were sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. At September 30, 2024, all of the loans serviced were SBA loans, except for $20.9 million of residential mortgage loans.

The Company recorded servicing fee income of $1.3 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively and $4.0 million and $3.9 million for the nine months ended September 30, 2024 and 2023, respectively. Servicing fee income, net of the amortization of servicing assets, is included in other operating income in the consolidated statements of income. Amortization expense was $0.6 million for both the three months ended September 30, 2024 and 2023, and $2.0 million and $1.8 million for the nine months ended September 30, 2024 and 2023, respectively.

The fair value of servicing rights was $8.0 million at September 30, 2024 and was determined using discount rates ranging from 10.6% to 28.8% and prepayment speeds ranging from 11.3% to 21.7%, depending on the stratification of the specific right. The fair value of servicing rights was $7.7 million at December 31, 2023 and was determined using discount rates ranging from 14.4% to 24.7% and prepayment speeds ranging from 12.2% to 19.7%, depending on the stratification of the specific right.

Note 5 — Income Taxes

The Company’s income tax expense was $6.2 million and $7.9 million, representing an effective income tax rate of 29.5% and 29.6% for the three months ended September 30, 2024 and 2023, respectively. The Company’s income tax expense was $18.8 million and $25.7 million, representing an effective income tax rate of 29.7% and 29.5% for the nine months ended September 30, 2024 and 2023, respectively.

Management concluded that as of September 30, 2024 and December 31, 2023, a valuation allowance of $1.8 million and $1.9 million, respectively, was appropriate against certain state net operating loss carry forwards. For all other deferred tax assets, management believes it was more likely than not these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. Net deferred tax assets were $35.1 million and $35.2 million as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024, the Company was subject to examination by various taxing authorities for its federal tax returns for the periods ended after December 31, 2019 and state tax returns for the periods ended after December 31, 2018. During the quarter ended September 30, 2024, there was no material change to the Company’s uncertain tax positions. The Company does not expect its unrecognized tax positions to change significantly over the next twelve months.

Note 6 — Goodwill and other Intangibles

The goodwill of $11.0 million was recorded as a result of the acquisition of an equipment financing agreements portfolio in 2016. The core deposit intangible of $2.2 million was recognized for the core deposits acquired in a 2014 acquisition. The Company’s intangible assets were as follows for the periods indicated:

		September 30, 2024			December 31, 2023
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Core deposit intangible	10 years	$2,213	$(2,213)	$—	$2,213	$(2,145)	$68
Third-party originator's intangible	7 years	—	—	—	483	(483)	—
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$13,244	$(2,213)	$11,031	$13,727	$(2,628)	$11,099

The Company performed an impairment analysis in the third quarter of 2024 and determined there was no impairment as of September 30, 2024. No triggering event occurred as of, or subsequent to September 30, 2024, that would require a reassessment of goodwill and other intangible assets.

Note 7 — Deposits

The scheduled maturities of time deposits are as follows for the periods indicated:

	Time Deposits More Than $250,000	Other Time Deposits	Total
	(in thousands)
At September 30, 2024
2024	$483,557	$611,360	$1,094,917
2025	500,345	771,255	1,271,600
2026	264	4,945	5,209
2027	—	1,218	1,218
2028 and thereafter	—	366	366
Total	$984,166	$1,389,144	$2,373,310

At December 31, 2023
2024	$995,830	$1,444,509	$2,440,339
2025	3,928	6,205	10,133
2026	263	3,142	3,405
2027	—	572	572
2028 and thereafter	—	418	418
Total	$1,000,021	$1,454,846	$2,454,867

Accrued interest payable on deposits was $52.7 million and $39.2 million at September 30, 2024 and December 31, 2023, respectively. Total deposits reclassified to loans due to overdrafts at September 30, 2024 and December 31, 2023 were $1.5 million and $1.6 million, respectively.

Note 8 — Borrowings and Subordinated Debentures

At September 30, 2024, the Bank had $200.0 million of open advances and $100.0 million of term advances at the FHLB with a weighted average interest rate of 5.21% and 4.02%, respectively. At December 31, 2023, the Bank had $212.5 million of open advances and $112.5 million of term advances at the FHLB with a weighted average rate of 5.70% and 2.77%, respectively. Interest expense on borrowings for the nine months ended September 30, 2024 and 2023 was $5.1 million and $4.8 million, respectively.

	September 30, 2024		December 31, 2023
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Open advances	$200,000	5.21%	$212,500	5.70%
Advances due within 12 months	12,500	1.90	37,500	0.40
Advances due over 12 months through 24 months	87,500	4.32	12,500	1.90
Advances due over 24 months through 36 months	—	—	62,500	4.37
Outstanding advances	$300,000	4.81%	$325,000	4.69%

The following is financial data pertaining to FHLB advances:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Weighted-average interest rate at end of period	4.81%	4.69%
Weighted-average interest rate during the period	4.31%	3.48%
Average balance of FHLB advances	$158,312	$197,390
Maximum amount outstanding at any month-end	$350,000	$450,000

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight, open (no maturity) and a term basis. The Bank had pledged $2.44 billion and $2.36 billion of loans at carrying values as collateral with the FHLB as of

September 30, 2024 and December 31, 2023, respectively. The remaining available borrowing capacity was $1.24 billion and $1.09 billion at September 30, 2024 and December 31, 2023, respectively.

The Bank also had securities pledged with the FRB with market values of $31.5 million and $24.8 million at September 30, 2024 and December 31, 2023, respectively. The pledged securities provided $29.5 million, and $23.2 million in available borrowing capacity through the Fed Discount Window as of September 30, 2024 and December 31, 2023, respectively.

On August 20, 2021, the Company issued $110.0 million of Fixed-to-Floating Subordinated Notes (“2031 Notes”) with a maturity date of September 1, 2031. The 2031 Notes have an initial fixed interest rate of 3.75% per annum, payable semiannually in arrears on March 1 and September 1 of each year, up to but excluding September 1, 2026. From and including September 1, 2026 and thereafter, the 2031 Notes will bear interest at a floating rate per annum equal to the Three-Month Term SOFR plus 310 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. If the then current three-month term SOFR rate is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance cost was $2.1 million, which is being amortized through the 2031 Notes’ maturity date. At September 30, 2024 and December 31, 2023, the balance of the 2031 Notes included in the Company’s Consolidated Balance Sheet, net of issuance cost, was $108.5 million and $108.3 million, respectively.

The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005 which issued $26.0 million of Trust Preferred Securities (“TPS”) at a 6.26% fixed rate for the first five years and a variable rate of three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. Beginning September 15, 2023, the variable rate on the TPS changed to three-month SOFR plus 166 basis points, representing the credit spread of 140 basis points and a 26 basis point adjustment to convert three-month LIBOR to three-month SOFR. The rate on the TPS at September 30, 2024 was 6.61%. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At September 30, 2024 and December 31, 2023, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $4.8 million and $5.1 million, was $22.0 million and $21.7 million, respectively. The amortization of discount was $112,000 and $106,000 for the three months ended September 30, 2024 and 2023, respectively and $324,000 and $314,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(dollars in thousands, except per share amounts)
Basic EPS
Net income	$14,892	$18,796	$44,506	$61,408
Less: income allocated to unvested restricted stock	131	117	352	381
Income allocated to common shares	$14,761	$18,679	$44,154	$61,027
Weighted-average shares for basic EPS	29,968,004	30,251,961	30,048,748	30,296,991
Basic EPS (1)	$0.49	$0.62	$1.47	$2.01

Effect of dilutive stock options and unvested performance stock units	65,675	40,911	68,521	41,687

Diluted EPS
Income allocated to common shares	$14,761	$18,679	$44,154	$61,027
Weighted-average shares for diluted EPS	30,033,679	30,292,872	30,117,269	30,338,678
Diluted EPS (1)	$0.49	$0.62	$1.47	$2.01

(1)
Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

On a weighted-average basis, options to purchase 28,000 and 61,000 shares of common stock were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2024 and 2023, respectively, because their effect would have been anti-dilutive. There were 91,732 anti-dilutive unvested PSUs outstanding for the three and nine months ended September 30, 2024.

During the nine months ended September 30, 2024, 88,598 PSUs were awarded to executive officers from the 2021 Equity Compensation Plan, with a fair value of $1.3 million on the grant date of April 1, 2024. During the nine months ended September 30, 2023, the Company issued 53,696 PSUs to executive officers from the 2021 Equity Compensation Plan, with a fair value of $1.1 million on the grant date of March 10, 2023. These units have a three-year cliff vesting period and include dividend equivalent rights. Total PSUs outstanding as September 30, 2024 were 180,330 with an aggregate grant fair value of $3.4 million. Total PSUs outstanding as of September 30, 2023 were 134,358 with an aggregate grant fair value of $2.9 million.

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

At September 30, 2024, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5% must be met to avoid limitations on the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 6.27% and 6.27% and the Company's capital conservation buffer was 6.29% and 6.20% as of September 30, 2024 and December 31, 2023, respectively.

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

The capital ratios of Hanmi Financial and the Bank as of September 30, 2024 and December 31, 2023 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2024
Total capital (to risk-weighted assets):
Hanmi Financial	$970,961	15.03%	$516,490	8.00%	N/A	N/A
Hanmi Bank	$921,905	14.27%	$516,490	8.00%	$645,612	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$793,728	12.29%	$387,368	6.00%	N/A	N/A
Hanmi Bank	$854,672	13.23%	$387,367	6.00%	$516,490	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$771,741	11.95%	$290,526	4.50%	N/A	N/A
Hanmi Bank	$854,672	13.23%	$290,525	4.50%	$419,648	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$793,728	10.56%	$300,755	4.00%	N/A	N/A
Hanmi Bank	$854,672	11.43%	$299,224	4.00%	$374,030	5.00%

December 31, 2023
Total capital (to risk-weighted assets):
Hanmi Financial	$947,286	14.95%	$506,891	8.00%	N/A	N/A
Hanmi Bank	$904,153	14.27%	$506,741	8.00%	$633,426	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$773,179	12.20%	$380,168	6.00%	N/A	N/A
Hanmi Bank	$840,046	13.26%	$380,056	6.00%	$506,741	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$751,516	11.86%	$285,126	4.50%	N/A	N/A
Hanmi Bank	$840,046	13.26%	$285,042	4.50%	$411,727	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$773,179	10.37%	$298,277	4.00%	N/A	N/A
Hanmi Bank	$840,046	11.32%	$296,948	4.00%	$371,185	5.00%

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

Loans held for sale - Loans held for sale includes the guaranteed portion of SBA 7(a) loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of the loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At September 30, 2024 and December 31, 2023, the SBA 7(a) loans held for sale were recorded at its cost. We record SBA 7(a) loans held for sale on a nonrecurring basis with Level 2 inputs. At September 30, 2024, loans held for sale included a loan for a completed construction loan with a Level 1 input. Additionally, we carried a balance at September 30, 2024 on a pool of mortgage loans held for sale with a Level 1 input valuation.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2024 and December 31, 2023, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Total Fair Value
	(in thousands)
September 30, 2024
Assets:
Securities available for sale:
U.S. Treasury securities	$94,206	$—	$—	$94,206
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	416,273	—	416,273
Mortgage-backed securities - commercial	—	63,102	—	63,102
Collateralized mortgage obligations	—	143,856	—	143,856
Debt securities	—	124,250	—	124,250
Total U.S. government agency and sponsored agency obligations	—	747,481	—	747,481
Municipal bonds-tax exempt	—	67,234	—	67,234
Total securities available for sale	$94,206	$814,715	$—	$908,921
Derivative financial instruments	$—	$5,284	$—	$5,284

Liabilities:
Derivative financial instruments	$—	$4,559	$—	$4,559

December 31, 2023
Assets:
Securities available for sale:
U.S. Treasury securities	$85,488	$—	$—	$85,488
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	442,328	—	442,328
Mortgage-backed securities - commercial	—	47,991	—	47,991
Collateralized mortgage obligations	—	97,411	—	97,411
Debt securities	—	124,625	—	124,625
Total U.S. government agency and sponsored agency obligations	—	712,355	—	712,355
Municipal bonds-tax exempt	—	67,896	—	67,896
Total securities available for sale	$85,488	$780,251	$—	$865,739
Derivative financial instruments	$—	$6,245	$—	$6,245

Liabilities:
Derivative financial instruments	$—	$5,920	$—	$5,920

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of September 30, 2024 and December 31, 2023, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
			Significant
			Observable
		Quoted Prices in	Inputs With No
		Active Markets	Active Market	Significant
		for Identical	With Identical	Unobservable
	Total	Assets	Characteristics	Inputs
	(in thousands)
September 30, 2024
Assets:
Collateral dependent loans (1)	$5,016	$—	$—	$5,016
Other real estate owned	772	—	—	772
Repossessed personal property	1,216	—	—	1,216

December 31, 2023
Assets:
Collateral dependent loans (2)	$7,352	$—	$—	$7,352
Other real estate owned	117	—	—	117
Repossessed personal property	1,305	—	—	1,305

(1)
Consisted of real estate loans of $5.0 million.
(2)
Consisted of real estate loans of $2.2 million and commercial and industrial loans of $5.2 million.

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at September 30, 2024 and December 31, 2023:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
September 30, 2024
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$1,683	Market approach	Adjustments to market data	(45%) to 30% / (10)%	(1)
Hospitality	266	Market approach	Adjustments to market data	(30)% to 35% / (3)%	(1)
Construction	1,194	Market approach	Adjustments to market data	5% to 20% / 15%	(1)
Residential	1,873	Market approach	Adjustments to market data	(13) to 8% / (1)%	(1)
Total real estate loans	5,016
Total	$5,016

Other real estate owned	$772	Market approach	Adjustments to market data	(35)% to 5% / (12)%	(1)

Repossessed personal property	1,216	Market approach	Adjustments to market data	N/A	(3)

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

Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we had concluded that the carrying amounts approximate fair value, the fair value estimates shown below were based on an exit price notion as of September 30, 2024, as required by ASU 2016-01. The financial instruments for which we had concluded that the carrying amounts approximate fair value include cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits.

The estimated fair values of financial instruments were as follows:

	September 30, 2024
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$287,767	$287,767	$—	$—
Securities available for sale	908,921	94,206	814,715	—
Loans held for sale	54,336	27,188	27,530	—
Loans receivable, net of allowance for credit losses	6,188,581	—	—	6,163,726
Accrued interest receivable	21,955	21,955	—	—
Derivative financial instruments	5,284	—	5,284	—

Financial liabilities:
Noninterest-bearing deposits	2,051,790	—	2,051,790	—
Interest-bearing deposits	4,351,431	—	—	4,352,288
Borrowings and subordinated debentures	430,478	—	300,082	136,327
Accrued interest payable	52,613	52,613	—	—
Derivative financial instruments	4,559	—	4,559	—

	December 31, 2023
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$302,324	$302,324	$—	$—
Securities available for sale	865,739	85,488	780,251	—
Loans held for sale	12,013	—	12,238	—
Loans receivable, net of allowance for credit losses	6,112,972	—	—	6,007,975
Accrued interest receivable	23,371	23,371	—	—
Derivative financial instruments	6,245	—	6,245	—

Financial liabilities:
Noninterest-bearing deposits	2,003,596	—	2,003,596	—
Interest-bearing deposits	4,276,978	—	—	4,271,711
Borrowings and subordinated debentures	455,012	—	323,491	128,229
Accrued interest payable	39,306	39,306	—	—
Derivative financial instruments	5,920	—	5,920	—

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

Loans held for sale – Loans held for sale are carried at the lower of aggregate cost or fair market value, as determined based upon quotes, bids or sales contract prices (Levels 1 and 2).

Loans receivable, net of allowance for credit losses – The fair value of loans receivable is estimated based on the discounted cash flow approach. To estimate the fair value of the loans, certain loan characteristics such as account types, remaining terms, annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances are considered. Additionally, the Company’s prior charge-off rates and loss ratios as well as various other assumptions relating to credit, interest, and prepayment risks are used as part of valuing the loan portfolio. Subsequently, the loans were individually evaluated by sorting and pooling them based on loan types, credit risk grades, and payment types. Consistent with the requirements of ASU 2016-01, the fair value of the Company's loans receivable is considered to be an exit price notion as of September 30, 2024 (Level 3).

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

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of September 30, 2024, the Bank was obligated on $120.0 million of letters of credit to the FHLB of San Francisco, which were being used as collateral for $120.0 million in public fund deposits from the State of California.

The following table shows the distribution of total loan commitments as of the dates indicated:

	September 30,	December 31,
	2024	2023
	(in thousands)
Unused commitments to extend credit	$739,975	$813,960
Standby letters of credit	95,657	83,725
Commercial letters of credit	18,589	33,140
Total commitments	$854,221	$930,825

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Balance at beginning of period	$2,010	$2,475	$2,474	$3,114
Credit loss recovery	(26)	(13)	(490)	(652)
Balance at end of period	$1,984	$2,462	$1,984	$2,462

Note 13 — Leases

The Company enters into leases in the normal course of business primarily for bank branch offices, back-office operations locations, business development offices, information technology data centers and information technology equipment. The Company’s leases have remaining terms ranging from one month to nine years and seven months, some of which include renewal or termination options to extend the lease for up to none.

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

As of September 30, 2024, the outstanding balances for our right-of-use asset and lease liability were $37.3 million and $41.6 million, respectively. The outstanding balances of the right-of-use asset and lease liability were $42.4 million and $46.4 million, respectively, as of December 31, 2023. The right-of-use asset is reported in prepaid expenses and other assets line item and lease liability is reported in accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

In determining the discount rates, since most of our leases do not provide an implicit rate, we used our incremental borrowing rate provided by the FHLB of San Francisco based on the information available at the commencement date to calculate the present value of lease payments.

At September 30, 2024, future minimum rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2024	$8,407
2025	7,188
2026	6,699
2027	6,529
2028	5,608
Thereafter	11,959
Remaining lease commitments	46,390
Interest	(4,767)
Present value of lease liability	$41,623

Net lease expense recognized for the three months ended September 30, 2024 and 2023 was $2.1 million and $2.4 million, respectively. Net lease expense recognized for the nine months ended September 30, 2024 and 2023 was $6.8 million and $6.6 million, respectively. Net lease expense included operating lease costs of $2.2 million and $2.3 million for the three months ended September 30, 2024 and 2023, respectively. Operating lease costs were $6.7 million and $6.5 million for the nine months ended September 30, 2024 and 2023, respectively. Sublease income for operating leases was immaterial for both the three and nine months ended September 30, 2024 and 2023.

Weighted average remaining lease terms for the Company's operating leases were 6.51 years and 6.82 years as of September 30, 2024 and December 31, 2023, respectively. Weighted average discount rates used for the Company's operating leases were 3.29% and 2.98% as of September 30, 2024 and December 31, 2023, respectively.

Cash paid and included in cash flows from operating activities for amounts used in the measurement of the lease liability of the Company's operating leases was $2.2 million and $2.3 million for the three months ended September 30, 2024 and 2023, respectively, and $6.4 million and $6.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 14 — Liquidity

Hanmi Financial

As of September 30, 2024, Hanmi Financial had $13.7 million in cash on deposit with its bank subsidiary and $32.9 million of U.S. Treasury securities at fair value. As of December 31, 2023, the Company had $7.5 million in cash on deposit with its bank subsidiary and $32.4 million of U.S. Treasury securities at fair value. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of its customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances, brokered deposits, as well as State of California time deposits. As of September 30, 2024 and December 31, 2023, the Bank had $300.0 million and $325.0 million of FHLB advances, and $13.2 million and $58.3 million of brokered deposits, respectively. As of September 30, 2024 and December 31, 2023, the Bank had $120.0 million of State of California time deposits.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of September 30, 2024 and December 31, 2023, the total borrowing capacity available, based on pledged collateral was $1.66 and $1.54 billion, respectively. The remaining available borrowing capacity was $1.24 billion and $1.09 billion as of September 30, 2024 and December 31, 2023, respectively.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $29.5 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $31.5 million, with no borrowings as of September 30, 2024 or December 31, 2023. The Bank also maintains a line of credit for repurchase agreements up to $100.0 million. The Bank also had three unsecured federal funds lines of credit totaling $115.0 million with no outstanding balances as of September 30, 2024 or December 31, 2023.

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets. During the fourth quarter of 2023, the Company entered into a $100.0 million notional interest rate swap designated as a cash flow hedge, with an effective date of May 1, 2024 and a maturity date of May 1, 2026, to hedge a pool of Prime-indexed loans against falling rates. The principal balance of the loan pool designated for the Prime-indexed loans was $137.6 million as of September 30, 2024. During the first quarter of 2024, the Company entered into a $75.0 million notional interest rate swap designated as a cash flow hedge, with an effective date of May 1, 2024 and a maturity date of May 1, 2026, to hedge a pool of one-month SOFR-indexed loans against falling rates. The principal balance of the loan pool designated for the SOFR-indexed loans was $102.8 million as of September 30, 2024.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Management evaluated the effectiveness of the Company’s derivatives designated as cash flow hedges at inception and at the balance sheet date and determined they are effective. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate asset. During the next 12 months, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest income.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2024 and December 31, 2023.

As of September 30, 2024	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$102,569	Other Assets	$4,559	$102,569	Other Liabilities	$4,559
Total derivatives not designated as hedging instruments			$4,559			$4,559

Derivatives designated as hedging instruments
Interest rate products	$175,000	Other Assets	$725	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$725			$—

As of December 31, 2023	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$104,571	Other Assets	$5,939	$104,571	Other Liabilities	$5,920
Total derivatives not designated as hedging instruments			$5,939			$5,920

Derivatives designated as hedging instruments
Interest rate products	$100,000	Other Assets	$306	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$306			$—

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income for the three and nine months ended September 30, 2024 and 2023.

Three Months Ended September 30, 2024
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$2,427	$2,427	$—	Interest Income	$(673)	$(673)	$—
Total	$2,427	$2,427	$—		$(673)	$(673)	$—

Three Months Ended September 30, 2023
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Total	$—	$—	$—		$—	$—	$—

Nine Months Ended September 30, 2024
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(526)	$(526)	$—	Interest Income	$(1,133)	$(1,133)	$—
Total	$(526)	$(526)	$—		$(1,133)	$(1,133)	$—

Nine Months Ended September 30, 2023
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Total	$—	$—	$—		$—	$—	$—

The table below presents the effect of cash flow hedge accounting on the Income Statement for the three and nine months ended September 30, 2024 and 2023.

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationship
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024		2023		2024		2023
	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
	(in thousands)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$(673)	$—	$—	$—	$(1,133)	$—	$—	$—
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income - included component	(673)	—	—	—	(1,133)	—	—	—

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement for the three and nine months ended September 30, 2024 and 2023.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
		(in thousands)
Interest rate products	Other income	$(44)	$62	$(18)	$(23)
Total		$(44)	$62	$(18)	$(23)

No fee income was recognized from its derivative financial instruments for the three and nine months ended September 30, 2024. The Company recognized $0.6 million of fee income for the nine months ended September 30, 2023.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2024 and December 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The derivative assets are located within the prepaid and other assets line item on the Consolidated Balance Sheets and the derivative liabilities are located within the accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
As of September 30, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$5,284	$—	$5,284	$631	$4,653	$—

Offsetting of Derivative Liabilities
As of September 30, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$4,559	$—	$4,559	$631	$—	$3,927

Offsetting of Derivative Assets
As of December 31, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$6,245	$—	$6,245	$284	$5,731	$230

Offsetting of Derivative Liabilities
As of December 31, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$5,920	$—	$5,920	$284	$—	$5,636

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

As of September 30, 2024 and December 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0. As of September 30, 2024 and December 31, 2023, no collateral was provided related to these agreements.

Note 16 — Subsequent Events

Cash Dividend

On October 24, 2024, the Company announced that the Board of Directors of the Company declared a quarterly cash dividend of $0.25 per share to be paid on November 20, 2024 to stockholders of record as of the close of business on November 4, 2024.

Note Sale

On October 16, 2024, the Bank completed the sale of the $27.2 million nonaccrual loan included in "Loans held for sale" at the end of the third quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three and nine months ended September 30, 2024. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended September 30, 2024 (this “Report”).

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

Executive Overview

Financial results include the following:

	As of or for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands, except per share data)
Net income	$14,892	$18,796	$44,506	$61,408
Earnings per diluted share	$0.49	$0.62	$1.47	$2.01
Dividends per share	$0.25	$0.25	$0.75	$0.75
Return on average assets	0.79%	1.00%	0.79%	1.11%
Return on average stockholders’ equity	7.55%	9.88%	7.65%	11.05%

Net income was $14.9 million, or $0.49 per diluted share, for the three months ended September 30, 2024 compared to $18.8 million, or $0.62 per diluted share, for the same period a year ago. The decrease in net income was driven by a $4.8 million decrease in net interest income, a $2.8 million decrease in noninterest income, and a $0.9 million increase in noninterest expense, offset by decreases in credit loss expense of $2.9 million and income tax expense of $1.7 million. Credit loss expense for the third quarter of 2024 was $2.3 million compared to a $5.2 million expense for the third quarter of 2023, and consisted of provision for loan losses for both periods.

For the nine months ended September 30, 2024, net income was $44.5 million, or $1.47 per diluted share, compared to $61.4 million, or $2.01 per diluted share, for the same period a year ago. The decrease in net income was primarily driven by a decrease in net interest income of $18.8 million, a $3.3 million decrease in noninterest income, and a $5.5 million increase in noninterest expense, offset by decreases in credit loss expense of $3.7 million and income tax expense of $6.9 million. Credit loss expense for the nine months of 2024 was $3.5 million compared to a $7.2 million for the same period a year ago. Credit loss expense for the nine months of 2024 consisted of a $4.0 million provision for loan losses, offset by a $0.5 million recovery for off-balance sheet items. Credit loss expense for the first nine months of 2023 included a $7.9 million provision for loan losses, offset by a $0.7 million recovery for off-balance sheet items.

Other financial highlights include the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Loans receivable	$6,257,744	$6,182,434
Securities available for sale, at fair value	908,921	865,739
Total assets	7,712,299	7,570,341
Deposits	6,403,221	6,280,574
Borrowings	300,000	325,000
Total stockholders’ equity	736,709	701,891

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

The following table shows the average balance of assets, liabilities and stockholders’ equity; the amount of interest income, and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin on a taxable-equivalent basis for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	September 30, 2024			September 30, 2023
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$6,112,324	$92,182	6.00%	$5,915,423	$85,398	5.73%
Securities (2)	986,041	5,523	2.27%	955,473	4,204	1.79%
FHLB stock	16,385	356	8.65%	16,385	317	7.67%
Interest-bearing deposits in other banks	183,027	2,356	5.12%	317,498	4,153	5.19%
Total interest-earning assets	7,297,777	100,417	5.48%	7,204,779	94,072	5.19%

Noninterest-earning assets:
Cash and due from banks	54,843			59,994
Allowance for credit losses	(67,906)			(70,173)
Other assets	251,421			240,145
Total assets	$7,536,135			$7,434,745

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$83,647	$31	0.15%	$94,703	$32	0.13%
Money market and savings	1,885,799	17,863	3.77%	1,601,826	12,485	3.09%
Time deposits	2,427,737	29,259	4.79%	2,438,112	24,301	3.95%
Total interest-bearing deposits	4,397,183	47,153	4.27%	4,134,641	36,818	3.53%
Borrowings	143,479	1,561	4.33%	120,381	753	2.48%
Subordinated debentures	130,403	1,652	5.07%	129,780	1,646	5.07%
Total interest-bearing liabilities	4,671,065	50,366	4.29%	4,384,802	39,217	3.55%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,908,833			2,136,156
Other liabilities	171,987			159,127
Stockholders’ equity	784,250			754,660
Total liabilities and stockholders’ equity	$7,536,135			$7,434,745

Net interest income		$50,051			$54,855

Cost of deposits (3)			2.97%			2.33%
Net interest spread (taxable equivalent basis) (4)			1.19%			1.64%
Net interest margin (taxable equivalent basis) (5)			2.74%			3.03%

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

	Three Months Ended
	September 30, 2024 vs September 30, 2023
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$2,601	$4,183	$6,784
Securities (2)	134	1,185	1,319
FHLB stock	(2)	41	39
Interest-bearing deposits in other banks	(1,764)	(33)	(1,797)
Total interest and dividend income	969	5,376	6,345

Interest expense:
Demand: interest-bearing	$(4)	$3	$(1)
Money market and savings	2,302	3,076	5,378
Time deposits	(170)	5,128	4,958
Borrowings	142	666	808
Subordinated debentures	8	(2)	6
Total interest expense	2,278	8,871	11,149
Change in net interest income	$(1,309)	$(3,495)	$(4,804)

(1)
Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)
Securities average yield is calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.

For the three months ended September 30, 2024 and 2023, net interest income was $50.1 million and $54.9 million, respectively. The net interest spread and net interest margin, on a taxable equivalent basis, for the quarter ended September 30, 2024, were 1.19% and 2.74%, respectively, compared to 1.64% and 3.03%, respectively, for the same period in 2023. Interest and dividend income increased $6.3 million, or 6.7%, to $100.4 million for the three months ended September 30, 2024 from $94.1 million for the same period in 2023, primarily due to higher average interest-earning asset yields, and an increase in the average balance of loans and securities. Interest expense increased $11.1 million, or 28.4%, to $50.4 million for the three months ended September 30, 2024 from $39.2 million for the same period in 2023 primarily due to increases in deposit rates and average deposit balances and, to a lesser extent, an increase in the cost of borrowings.

The average balance of interest earning assets increased $93.0 million, or 1.3%, to $7.30 billion for the three months ended September 30, 2024, from $7.20 billion for the three months ended September 30, 2023. The average balance of loans increased $196.9 million, or 3.3%, to $6.11 billion for the three months ended September 30, 2024, from $5.92 billion for the three months ended September 30, 2023. The average balance of securities increased $30.6 million, or 3.2%, to $986.0 million for the three months ended September 30, 2024, from $955.5 million for the three months ended September 30, 2023. The average balance of interest-bearing deposits at other banks decreased $134.5 million, or 42.4%, to $183.0 million for the three months ended September 30, 2024, from $317.5 million for the three months ended September 30, 2023.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 29 basis points to 5.48% for the three months ended September 30, 2024, from 5.19% for the three months ended September 30, 2023. The average yield on loans increased to 6.00% for the three months ended September 30, 2024, from 5.73% for the three months ended September 30, 2023. The average yield on securities, on a taxable equivalent basis, increased to 2.27% for the three months ended September 30, 2024, from 1.79% for the three months ended September 30, 2023.

The average balance of interest-bearing liabilities increased $286.3 million, or 6.5%, to $4.67 billion for the three months ended September 30, 2024 compared with $4.38 billion for the three months ended September 30, 2023. The average balances of money market and savings accounts and borrowings increased by $284.0 million and $23.1 million, respectively, offset partially by decreases in interest-bearing demand deposits and time deposits of $11.1 million and $10.4 million, respectively.

The average cost of interest-bearing liabilities was 4.29% and 3.55% for the three months ended September 30, 2024 and 2023, respectively. The average cost of interest-bearing deposits increased 74 basis points to 4.27% for the three months ended September 30, 2024, compared with 3.53% for the three months ended September 30, 2023. The average cost of time deposits increased 84 basis points to 4.79% for the three months ended September 30, 2024 compared with 3.95% for the three months ended September 30, 2023. The average cost of money market and savings accounts increased 68 basis points to 3.77% for the three months ended September 30, 2023 compared with 3.09% for the three months ended September 30, 2023. The average cost of borrowings increased to 4.33% for the three months ended September 30, 2024 compared with 2.48% for the three months ended September 30, 2023.

The following table shows the average balance of assets, liabilities and stockholders’ equity; the amount of interest income, and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin on a tax-equivalent basis for the periods indicated. All average balances are daily average balances.

	Nine Months Ended
	September 30, 2024			September 30, 2023
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$6,113,214	$274,608	6.00%	$5,933,525	$249,888	5.63%
Securities (2)	978,439	15,717	2.17%	969,146	12,356	1.73%
FHLB stock	16,385	1,077	8.77%	16,385	888	7.25%
Interest-bearing deposits in other banks	188,290	7,268	5.16%	247,581	9,012	4.87%
Total interest-earning assets	7,296,328	298,670	5.47%	7,166,637	272,144	5.08%

Noninterest-earning assets:
Cash and due from banks	56,217			62,354
Allowance for credit losses	(68,305)			(71,236)
Other assets	249,517			237,111
Total assets	$7,533,757			$7,394,866

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$85,158	$92	0.14%	$100,997	$88	0.12%
Money market and savings	1,849,053	51,740	3.74%	1,506,776	29,687	2.63%
Time deposits	2,462,779	87,454	4.74%	2,355,923	64,656	3.67%
Total interest-bearing deposits	4,396,990	139,286	4.23%	3,963,696	94,431	3.19%
Borrowings	158,419	5,112	4.31%	194,530	4,755	3.27%
Subordinated debentures	130,244	4,948	5.06%	129,632	4,828	4.97%
Total interest-bearing liabilities	4,685,653	149,346	4.26%	4,287,858	104,014	3.24%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,904,611			2,223,891
Other liabilities	166,372			140,070
Stockholders’ equity	777,121			743,047
Total liabilities and stockholders’ equity	$7,533,757			$7,394,866

Net interest income		$149,324			$168,130

Cost of deposits (3)			2.95%			2.04%
Net interest spread (taxable equivalent basis) (4)			1.21%			1.84%
Net interest margin (taxable equivalent basis) (5)			2.74%			3.14%
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

	Nine Months Ended
	September 30, 2024 vs September 30, 2023
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$7,785	$16,935	$24,720
Securities (2)	118	3,243	3,361
FHLB stock	3	186	189
Interest-bearing deposits in other banks	(2,154)	410	(1,744)
Total interest and dividend income	5,752	20,774	26,526

Interest expense:
Demand: interest-bearing	$(14)	$18	$4
Money market and savings	7,511	14,542	22,053
Time deposits	2,996	19,802	22,798
Borrowings	(881)	1,238	357
Subordinated debentures	24	96	120
Total interest expense	9,636	35,696	45,332
Change in net interest income	$(3,884)	$(14,922)	$(18,806)

For the nine months ended September 30, 2024 and 2023, net interest income was $149.3 million and $168.1 million, respectively. The net interest spread and net interest margin, on a taxable equivalent basis, for the nine months ended September 30, 2024, were 1.21% and 2.74%, respectively, compared to 1.84% and 3.14%, respectively, for the same period in 2023. Interest and dividend income increased $26.5 million, or 9.7%, to $298.7 million for the nine months ended September 30, 2024 from $272.1 million for the same period in 2023, primarily due to higher average interest-earning asset yields and an increase in the average balance of loans. Interest expense increased $45.3 million, or 43.6%, to $149.3 million for the nine months ended September 30, 2024 from $104.0 million for the same period in 2023, primarily due to increases in deposit rates and average deposit balances and, to a lesser extent, an increase in the cost of borrowings.

The average balance of interest earning assets increased $129.7 million, or 1.8%, to $7.30 billion for the nine months ended September 30, 2024, from $7.17 billion for the nine months ended September 30, 2023. The average balance of loans increased $179.7 million, or 3.0%, to $6.11 billion for the nine months ended September 30, 2024, from $5.93 billion for the nine months ended September 30, 2023. The average balance of securities increased $9.3 million, or 1.0%, to $978.4 million for the nine months ended September 30, 2024, from $969.1 million for the nine months ended September 30, 2023. The average balance of interest-bearing deposits at other banks decreased $59.3 million, or 23.9%, to $188.3 million for the nine months ended September 30, 2024, from $247.6 million for the nine months ended September 30, 2023.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 39 basis points to 5.47% for the nine months ended September 30, 2024, from 5.08% for the nine months ended September 30, 2023. The average yield on loans increased to 6.00% for the nine months ended September 30, 2024, from 5.63% for the nine months ended September 30, 2023. The average yield on securities, on a taxable equivalent basis, increased to 2.17% for the nine months ended September 30, 2024, from 1.73% for the nine months ended September 30, 2023. The average yield on interest-bearing deposits in other banks increased 29 basis points to 5.16% for the nine months ended September 30, 2024, from 4.87% for the nine months ended September 30, 2023.

The average balance of interest-bearing liabilities increased $397.8 million, or 9.3%, to $4.69 billion for the nine months ended September 30, 2024 compared with $4.29 billion for the nine months ended September 30, 2023. The average balances of time deposits and money market and savings accounts increased $106.9 million and $342.3 million, respectively, offset partially by decreases in interest-bearing demand deposits and borrowings of $15.8 million and $36.1 million, respectively.

The average cost of interest-bearing liabilities was 4.26% and 3.24% for the nine months ended September 30, 2024 and 2023, respectively. The average cost of interest-bearing deposits increased 104 basis points to 4.23% for the nine months ended September 30, 2024, compared with 3.19% for the nine months ended September 30, 2023. The average cost of time deposits increased 107 basis points to 4.74% for the nine months ended September 30, 2024 compared with 3.67% for the nine months ended September 30, 2023. The average cost of money market and savings accounts increased 111 basis points to 3.74% for the nine months ended September 30, 2023 compared with 2.63% for the nine months ended September 30, 2023. The average cost of subordinated debentures increased to 5.06% for the nine months ended September 30, 2024 compared with 4.97% for the nine months ended September 30, 2023. The average cost of borrowings increased 104 basis points to 4.31% for the nine months ended September 30, 2024 compared with 3.27% for the nine months ended September 30, 2023.

Credit Loss Expense

For the third quarter of 2024, the Company recorded $2.3 million of credit loss expense, comprised of a $2.3 million provision for loan losses. There was no provision recorded for off-balance sheet items. For the same period in 2023, the Company recorded $5.2 million of credit loss expense, comprised of a $5.2 million provision for loan losses. There was no provision for off-balance sheet items. The decrease in credit loss expense was primarily due to a reduction in net charge-offs during the third quarter of 2024, compared to the third quarter of 2023.

For the nine months ended September 30, 2024, the Company recorded $3.5 million of credit loss expense, comprised of a $4.0 million provision for loan losses, partially offset by a $0.5 million recovery for off-balance sheet items. For the same period in 2023, the Company recorded $7.2 million of credit loss expense, comprised of a $7.9 million provision for loan losses, partially offset by a $0.7 million recovery for off-balance sheet items. The decrease in credit loss expense was primarily due to a reduction in net charge-offs during the first nine months of 2024, compared to the same period in 2023.

See also “Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)	Increase (Decrease)
	2024	2023	Amount	Percent
	(in thousands)
Service charges on deposit accounts	$2,311	$2,605	$(294)	(11.29)%
Trade finance and other service charges and fees	1,254	1,155	99	8.57
Servicing income	817	838	(21)	(2.51)
Bank-owned life insurance income	320	280	40	14.29
All other operating income	1,008	1,178	(170)	(14.43)
Service charges, fees & other	5,710	6,056	(346)	(5.71)
Gain on sale of SBA loans	1,544	1,172	372	31.74
Gain on sale of mortgage loans	324	—	324	—
Gain on sale of bank premises	860	4,000	(3,140)	(78.50)
Total noninterest income	$8,438	$11,228	$(2,790)	(24.85)%

For the three months ended September 30, 2024, noninterest income was $8.4 million, a decrease of $2.8 million, or 24.8%, compared to $11.2 million for the same period in 2023, due primarily to a $4.0 million gain on the sale-leaseback of a branch property in the third quarter of 2023, compared to a $0.9 million sale-leaseback gain in the same period in 2024, offset by a $0.4 million increase in gain on sale of SBA loans in 2024. During the third quarter of 2024, the Company sold $20.9 million of residential loans and recognized a net gain of $0.3 million. In the third quarter of 2024, the Company also sold $23.0 million of SBA loans and recognized a net gain of $1.5 million. During the third quarter of 2023, the Company sold $21.0 million of SBA loans and recognized a net gain of $1.2 million. For the three months ended September 30, 2024, trade premiums on SBA loan sales increased 170 basis points, to 8.54%, from 6.84% for the three months ended September 30, 2023.

The following table sets forth the various components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)	Increase (Decrease)
	2024	2023	Amount	Percent
	(in thousands)
Service charges on deposit accounts	$7,189	$7,756	$(567)	(7.31)%
Trade finance and other service charges and fees	3,945	3,586	359	10.01
Servicing income	2,325	2,405	(80)	(3.33)
Bank-owned life insurance income	1,262	821	441	53.71
All other operating income	2,846	4,606	(1,760)	(38.21)
Service charges, fees & other	17,567	19,174	(1,607)	(8.38)
Gain on sale of SBA loans	4,669	4,253	416	9.78
Gain on sale of mortgage loans	1,132	—	1,132	—
Net loss on sale of securities	—	(1,871)	1,871	(100.00)
Gain on sale of bank premises	860	4,000	(3,140)	(78.50)
Legal settlement	—	1,943	(1,943)	(100.00)
Total noninterest income	$24,228	$27,499	$(3,271)	(11.89)%

For the nine months ended September 30, 2024, noninterest income was $24.2 million, a decrease of $3.3 million, or 11.9%, compared to $27.5 million for the same period in 2023, due primarily to a $4.0 million gain on the sale-leaseback of a branch property in the third quarter of 2023, compared to a $0.9 million sale-leaseback gain for the same period in 2024, and a $1.8 million decrease in all other operating income, offset partially by $1.1 million in gain on sale of mortgage loans in the first nine months of 2024. The decrease in all other operating income was mainly attributed to a $0.9 million increase in income related to equipment financing agreements and $0.6 million in swap fee income in the nine months ended September 30, 2023.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)	Increase (Decrease)
	2024	2023	Amount	Percent
	(in thousands)
Salaries and employee benefits	$20,851	$20,361	$490	2.41%
Occupancy and equipment	4,499	4,825	(326)	(6.76)
Data processing	3,839	3,490	349	10.00
Professional fees	1,492	1,568	(76)	(4.85)
Supplies and communications	538	552	(14)	(2.54)
Advertising and promotion	631	534	97	18.16
All other operating expenses	2,875	2,852	23	0.81
Subtotal	34,725	34,182	543	1.59
Other real estate owned expense	77	16	61	381.25
Repossessed personal property expense	278	47	231	491.49
Total noninterest expense	$35,080	$34,245	$835	2.44%

For the three months ended September 30, 2024, noninterest expense was $35.1 million, an increase of $0.8 million, or 2.4%, compared with $34.2 million for the same period in 2023. The increase was mainly attributed to a $0.5 million increase in salaries and employee benefits, and a $0.3 million increase in data processing expense. The increase in salaries and employee benefits was mainly attributed to annual merit increases. Data processing expense increased due to an increase in software license and maintenance expense.

The following table sets forth the components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)	Increase (Decrease)
	2024	2023	Amount	Percent
	(in thousands)
Salaries and employee benefits	$62,870	$61,336	$1,534	2.50%
Occupancy and equipment	13,342	13,737	(395)	(2.88)
Data processing	11,076	10,208	868	8.50
Professional fees	5,134	4,278	856	20.01
Supplies and communications	1,710	1,866	(156)	(8.36)
Advertising and promotion	2,207	2,114	93	4.40
All other operating expenses	9,326	8,054	1,272	15.79
Subtotal	105,665	101,593	4,072	4.01
Branch consolidation expense	301	—	301	—
Other real estate owned expense (income)	105	(181)	286	(158.01)
Repossessed personal property expense (income)	729	(96)	825	(859.38)
Total noninterest expense	$106,800	$101,316	$5,484	5.41%

For the nine months ended September 30, 2024, noninterest expense was $106.8 million, an increase of $5.5 million, or 5.4%, compared with $101.3 million for the same period in 2023, primarily attributable to increases in salaries and employee benefits, data processing, professional fees, and other operating expenses. Salaries and employee benefits increased $1.5 million due to higher salaries, group insurance, and share-based compensation expense, offset primarily by capitalized labor costs associated with the Company's investment in a new loan origination system. Data processing expense increased $0.9 million due to an increase in software license and maintenance expense in 2024. Professional fees decreased $0.9 million primarily due to increases in consulting fees, and legal fees related to loan matters. All other operating expenses increased $1.3 million mainly due to a $0.6 million increase in loan and deposit-related expenses and a $0.4 million SBA servicing asset adjustment. Repossessed personal property expense increased mainly due to a $0.8 million loss on sale of lease assets.

Income Tax Expense

Income tax expense was $6.2 million and $7.9 million, representing an effective income tax rate of 29.5% and 29.6% for the three months ended September 30, 2024 and 2023, respectively. Income tax expense was $18.8 million and $25.7 million, representing an effective income tax rate of 29.7% and 29.5% for the nine months ended September 30, 2024 and 2023, respectively.

Financial Condition

Securities

As of September 30, 2024, our securities portfolio consisted of U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and debt securities, tax-exempt municipal bonds and U.S. Treasury securities. Most of these securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10% of stockholders’ equity as of September 30, 2024 or December 31, 2023.

Securities increased $43.2 million to $908.9 million at September 30, 2024 from $865.7 million at December 31, 2023, mainly attributed to $128.3 million in securities purchases, partially offset by $105.9 million in payments and maturities, and a decrease in unrealized securities losses of $22.7 million during the nine months ended September 30, 2024.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their cost weighted average yield, which is calculated using amortized cost as the weight, as of September 30, 2024:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$50,727	4.26%	$43,390	3.89%	$—	0.00%	$—	0.00%	$94,117	4.09%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	10	2.97	—	—	19,732	3.45	444,668	1.73	464,410	1.80
Mortgage-backed securities - commercial	2,674	2.29	5,012	2.60	—	—	66,253	2.35	73,939	2.36
Collateralized mortgage obligations	—	—	128	1.29	221	2.74	149,985	3.89	150,334	3.89
Debt securities	52,984	1.07	75,368	1.76	—	—	—	—	128,352	1.47
Total U.S. government agency and sponsored agency obligations	55,668	1.13	80,508	1.81	19,953	3.44	660,906	2.28	817,035	2.18
Municipal bonds-tax exempt	—	—	—	—	42,907	1.33	33,439	1.34	76,346	1.34
Total securities available for sale	$106,395	2.62%	$123,898	2.54%	$62,860	2.00%	$694,345	2.23%	$987,498	2.30%

Loans Receivable

As of September 30, 2024 and December 31, 2023, loans receivable (excluding loans held for sale), net of deferred loan fees and costs, discounts and allowance for credit losses, were $6.19 and $6.11 billion, respectively. For the nine months ended September 30, 2024, there was $855.6 million in new loan production, which included $38.4 million in SBA loan purchases, offset partially by $454.4 million in loan sales and payoffs, and amortization and other reductions of $325.9 million. Loan production consisted of commercial real estate loans of $258.0 million, residential mortgages of $124.1 million, commercial and industrial loans of $214.9 million, equipment financing agreements of $121.8 million and SBA loans of $136.9 million.

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses as of September 30, 2024. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$144,993	$366,032	$361,686	$149,144	$65,578	$1,087,433
Hospitality	208,243	259,865	278,417	54,531	17,961	819,017
Office	166,863	270,248	113,195	14,146	7,128	571,580
Other	229,156	512,317	448,099	137,936	41,786	1,369,294
Total commercial property loans	749,255	1,408,462	1,201,397	355,757	132,453	3,847,324
Construction	70,889	13,875	—	—	—	84,764
Residential	6,746	52	119	4,722	927,646	939,285
Total real estate loans	826,890	1,422,389	1,201,516	360,479	1,060,099	4,871,373
Commercial and industrial loans	424,394	176,678	87,289	190,731	—	879,092
Equipment financing agreements	29,729	223,656	239,715	14,179	—	507,279
Loans receivable	$1,281,013	$1,822,723	$1,528,520	$565,389	$1,060,099	$6,257,744
Loans with predetermined interest rates	610,474	1,273,104	762,695	29,362	255,734	2,931,369
Loans with variable interest rates	670,539	549,619	765,825	536,027	804,365	3,326,375

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with fixed or predetermined interest rates, as of September 30, 2024.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$110,285	$331,196	$131,949	$32	$753	$574,215
Hospitality	58,213	150,961	113,428	656	—	323,258
Office	107,476	211,986	50,420	—	—	369,882
Other	192,499	352,145	215,713	5,776	3,328	769,461
Total commercial property loans	468,473	1,046,288	511,510	6,464	4,081	2,036,816
Construction	1,194	—	—	—	—	1,194
Residential	3,209	52	—	2,422	251,653	257,336
Total real estate loans	472,876	1,046,340	511,510	8,886	255,734	2,295,346
Commercial and industrial loans	107,869	3,108	11,470	6,298	—	128,745
Equipment financing agreements	29,729	223,656	239,715	14,178	—	507,278
Loans receivable	$610,474	$1,273,104	$762,695	$29,362	$255,734	$2,931,369

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with floating or variable interest rates (including floating, adjustable and hybrids), as of September 30, 2024.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$34,708	$34,836	$229,736	$149,112	$64,825	$513,217
Hospitality	150,030	108,904	164,988	53,875	17,961	495,758
Office	59,386	58,262	62,775	14,146	7,129	201,698
Other	36,657	160,172	232,386	132,161	38,458	599,834
Total commercial property loans	280,781	362,174	689,885	349,294	128,373	1,810,507
Construction	69,695	13,875	—	—	—	83,570
Residential	3,537	—	119	2,300	675,992	681,948
Total real estate loans	354,013	376,049	690,004	351,594	804,365	2,576,025
Commercial and industrial loans	316,526	173,570	75,821	184,433	—	750,350
Loans receivable	$670,539	$549,619	$765,825	$536,027	$804,365	$3,326,375
Industry

As of September 30, 2024, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10.0% of loans receivable outstanding:

		Percentage of
	Balance as of	Loans Receivable
	September 30, 2024	Outstanding
	(in millions)
Lessor of nonresidential buildings	$1,690	27.0%
Hospitality	823	13.2%

Loan Quality Indicators

Loans 30 to 89 days past due and still accruing were $15.0 million at September 30, 2024, compared with $10.3 million at December 31, 2023, attributable to an increase of $5.6 million in past due residential loans, offset by payoffs and other reductions.

Activity in criticized loans was as follows for the periods indicated:

	Special Mention	Classified
	(in thousands)
Three months ended September 30, 2024
Balance at beginning of period	$36,922	$33,946
Additions	129,744	34,605
Reductions	(35,090)	(40,174)
Ending balance	$131,576	$28,377

Three months ended September 30, 2023
Balance at beginning of period	$44,633	$38,840
Additions	35,818	6,670
Reductions	(3,978)	(12,376)
Ending balance	$76,473	$33,134

	Special Mention	Classified
	(in thousands)
Nine months ended September 30, 2024
Balance at beginning of period	$65,315	$31,367
Additions	130,002	46,984
Reductions	(63,741)	(49,974)
Ending balance	$131,576	$28,377

Nine months ended September 30, 2023
Balance at beginning of period	$79,013	$46,192
Additions	60,814	14,226
Reductions	(63,354)	(27,284)
Ending balance	$76,473	$33,134

Special mention loans were $131.6 million and $65.3 million at September 30, 2024 and December 31, 2023, respectively. The $66.3 million increase included downgrades from pass loans of $130.0 million, offset by upgrades to pass loans of $10.3 million, downgrades to classified loans of $36.3 million, and paydowns and payoffs of $17.0 million. Additions during the third quarter of 2024 included the downgrade to the special mention category of two commercial real estate loans in the hospitality industry for $109.7 million and a commercial and industrial loan in the health care industry for $20.1 million, all of which were current and fully collateralized at September 30, 2024. Reductions during the third quarter of 2024 included the downgrade from the special mention category to the classified category of a $28.3 million completed construction loan for a memory care and assisted-living facility. Additionally, during the third quarter of 2024, the $28.3 million loan was transferred from classified to held-for-sale after the Bank recognized a $1.1 million charge-off on this loan. Subsequent to the end of the third quarter, the Bank completed the sale of the loan for $27.2 million (see Note 16 - Subsequent Events, for more information). Additional reductions in special mention loans during the third quarter resulted from upgrades of $6.1 million

Classified loans were $28.4 million and $31.4 million at September 30, 2024 and December 31, 2023, respectively. Classified loan activity for the nine months ended September 30, 2024 included increases primarily due to loan downgrades of $47.0 million that included the $28.3 special mention construction loan, offset by paydowns and payoffs of $18.2 million, $4.5 million in loan charge-offs, and the transfer, after the charge-off, of the $27.2 million construction loan to the held-for-sale nonaccrual category.

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

Except for nonaccrual loans, management is not aware of any other loans as of September 30, 2024 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in a loan being designated as nonperforming at some future date.

Nonaccrual loans were $15.2 million and $15.5 million as of September 30, 2024 and December 31, 2023, respectively, representing a decrease of $0.3 million, or 2.1%. As of September 30, 2024 and December 31, 2023, 1.90% and 1.25% of equipment financing agreements were on nonaccrual status, respectively. At September 30, 2024 there were $242,000 loans 90 days or more past due and still accruing interest. At December 31, 2023, all loans 90 days or more past due were classified as nonaccrual.

The $15.2 million of nonperforming loans as of September 30, 2024 had individually evaluated allowances of $5.2 million, compared to $15.5 million of nonperforming loans with individually evaluated allowances of $3.4 million as of December 31, 2023.

Nonperforming assets were $16.3 million at September 30, 2024, or 0.21% of total assets, compared to $15.6 million, or 0.21%, at December 31, 2023. Additionally, not included in nonperforming assets were repossessed personal property assets associated with equipment finance agreements of $1.2 million and $1.3 million at September 30, 2024 and December 31, 2023, respectively.

Individually Evaluated Loans

The Company reviews loans on an individual basis when the loan does not share similar risk characteristics with loan pools. Individually evaluated loans are measured for expected credit losses based on the present value of expected cash flows discounted at the effective interest rate, the observable market price, or the fair value of collateral.

Individually evaluated loans were $15.2 million and $15.4 million as of September 30, 2024 and December 31, 2023, respectively, representing a decrease of $0.2 million, or 1.3%. Specific allowances associated with individually evaluated loans increased $1.8 million to $5.2 million as of September 30, 2024 compared with $3.4 million as of December 31, 2023, mainly attributed to specific reserve allocation on newly added nonperforming equipment finance agreements.

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

The following table presents loan modifications made to borrowers experiencing financial difficulty by type of modification, with related amortized cost balances, respective percentage shares of the total class of loans, and the related financial effect, for the periods indicated:

	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
Three and nine months ended September 30, 2024
Commercial and industrial loans	$20,060	2.0%	1 loan with term extension of 6 years

The modified loan above was current at September 30, 2024.

No loans were modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

The Company’s estimate of the allowance for credit losses at September 30, 2024 and December 31, 2023 reflected losses expected over the remaining contractual life of assets based on historical, current, and forward-looking information. The contractual term does not consider extensions, renewals or modifications.

Management selected three loss methodologies for the collective allowance estimation. At September 30, 2024, the Company used the discounted cash flow (“DCF”) method to estimate allowances for credit losses for the commercial and industrial loan portfolio, the Probability of Default/Loss Given Default (“PD/LGD”) method for the commercial real estate, construction and residential real estate portfolios, and the Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses for equipment financing agreements. Loans that do not share similar risk characteristics are individually evaluated for allowances.

For all loans utilizing the DCF method, the Company determined that four quarters represented a reasonable and supportable forecast period and reverted to a historical loss rate over twelve quarters on a straight-line basis. For this loan segment, the Company applied an annualized historical PD/LGD using all available historical periods. Since reasonable and supportable forecasts of economic conditions are embedded directly into the DCF model, qualitative adjustments are considered but were minimal.

For each of the loan segments identified above, the Company applied an annualized historical PD/LGD using all available historical periods. The PD/LGD method incorporates a forecast of economic conditions into loss estimates using a qualitative adjustment.

For loan pools utilizing the PD/LGD method, the Company used historical periods that included an economic downturn to derive historical losses for better alignment in the estimation of expected losses under the PD/LGD method. The Company relied on Frye-Jacobs-modeled LGD rates for loan segments with insufficient historical loss data. The Frye-Jacobs model provides a means of applying an LGD rate in the event that limited to no loss data is available. The PD/LGD method incorporates a forecast into loss estimates using a qualitative adjustment.

The Company used the WARM method to estimate expected credit losses for the equipment financing agreements portfolio. The Company applied an expected loss ratio based on internal historical losses adjusted as appropriate for qualitative factors.

As of September 30, 2024 and December 31, 2023, the Company relied on the economic projections from Moody’s to inform its loss driver forecasts over the four-quarter forecast period. For all loan pools, the Company utilizes and forecasts the national unemployment rate as the primary loss driver.

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

The following table reflects our allocation of the allowance for credit losses by loan category as well as the amount of loans in each loan category, including related percentages:

	September 30, 2024				December 31, 2023
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$10,226	14.8%	$1,087,433	17.4%	$10,264	14.8%	$1,107,360	17.9%
Hospitality	13,971	20.2	819,017	13.1	15,534	22.4	740,519	12.0
Office	3,879	5.6	571,580	9.1	3,024	4.4	574,981	9.3
Other	8,004	11.6	1,369,294	21.9	8,663	12.4	1,366,534	22.1
Total commercial property loans	36,080	52.2	3,847,324	61.5	37,485	54.0	3,789,394	61.3
Construction	1,698	2.5	84,764	1.4	2,756	4.0	100,345	1.6
Residential	5,916	8.6	939,285	15.0	5,258	7.5	962,661	15.6
Total real estate loans	43,694	63.3	4,871,373	77.9	45,499	65.5	4,852,400	78.5
Commercial and industrial loans	9,783	14.0	879,092	14.0	10,257	14.8	747,819	12.1
Equipment financing agreements	15,686	22.7	507,279	8.1	13,706	19.7	582,215	9.4
Total	$69,163	100.0%	$6,257,744	100.0%	$69,462	100.0%	$6,182,434	100.0%

The following table sets forth certain ratios related to our allowance for credit losses at the dates presented:

	As of
	September 30, 2024	December 31, 2023
	(dollars in thousands)
Ratios:
Allowance for credit losses to loans receivable	1.11%	1.12%
Nonaccrual loans to loans	0.24%	0.25%
Allowance for credit losses to nonaccrual loans	453.56%	448.89%

Balance:
Nonaccrual loans at end of period	$15,249	$15,474
Nonperforming loans at end of period	$15,490	$15,474

The allowance for credit losses was $69.2 million and $69.5 million at September 30, 2024 and December 31, 2023, respectively. The allowance attributed to individually evaluated loans was $5.2 million and $3.4 million as of September 30, 2024 and December 31, 2023, respectively. The allowance attributed to collectively evaluated loans was $64.0 million and $66.1 million as of September 30, 2024 and December 31, 2023, respectively, and considered the impact of changes in macroeconomic assumptions, normalized interest rate forecasts for the subsequent four quarters, and a net reduction in specific qualitative factors allocated to criticized hospitality loans impacted by the pandemic.

As of September 30, 2024 and December 31, 2023, the allowance for credit losses related to off-balance sheet items, primarily unfunded loan commitments, was $2.0 million and $2.5 million, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these allowances were adequate for current expected lifetime losses in the loan portfolio and off-balance sheet exposure as of September 30, 2024.

The following table presents a summary of gross charge-offs and recoveries for the loan portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)

Gross charge-offs	$(3,800)	$(9,370)	$(8,262)	$(14,314)
Gross recoveries	2,924	492	3,999	2,242
Net (charge-offs) recoveries	$(876)	$(8,878)	$(4,263)	$(12,072)

For the three months ended September 30, 2024, gross charge-offs decreased $5.6 million from the same period in 2023. Gross recoveries for the three months ended September 30, 2024 increased $2.4 million from the same period in 2023. Gross charge-offs for the three months ended September 30, 2024 primarily consisted of a $1.1 million charge-off on a previously identified construction loan, equipment financing agreements charge-offs of $2.5 million, and commercial and industrial charge-offs of $0.2 million. Gross charge-offs for the three months ended September 30, 2023 primarily consisted of $6.1 million of commercial and industrial loans, $2.8 million of equipment financing agreements, $0.2 million of SBA loans secured by business assets and $0.2 million of SBA loans secured by real estate. Gross recoveries for the three months ended September 30, 2024 primarily consisted of a $1.7 million recovery on a commercial loan, $0.7 million in recoveries on real estate loans, and $0.5 million in recoveries on equipment financing agreements.

For the nine months ended September 30, 2024, gross charge-offs decreased $6.1 million from the same period in 2023. Gross charge-offs for the nine months ended September 30, 2024 primarily consisted of a $1.1 million charge-off on a construction loan, equipment financing agreements charge-offs of $6.6 million, and commercial and industrial charge-offs of $0.4 million. Gross charge-offs for the nine months ended September 30, 2023 primarily consisted of equipment financing agreements charge-offs of $7.1 million and commercial and industrial charge-offs of $6.6 million. Gross recoveries for the nine months ended September 30, 2024 increased $1.8 million from the same period in 2023. Gross recoveries for the nine months ended September 30, 2024 primarily consisted of a $1.7 million recovery on a commercial loan and $1.8 million in equipment financing agreements recoveries.

The following table presents a summary of net (charge-offs) recoveries for the loan portfolio:

	Three Months Ended			Nine Months Ended
	Average Loans	Net (Charge-Offs) Recoveries	Net (Charge-Offs) Recoveries to Average Loans (1)	Average Loans	Net (Charge-Offs) Recoveries	Net (Charge-Offs) Recoveries to Average Loans (1)
	(dollars in thousands)
September 30, 2024
Commercial real estate loans	$3,885,328	$—	—%	$3,871,570	$—	—%
Residential loans	949,709	(404)	(0.17)	964,754	(386)	(0.05)
Commercial and industrial loans	753,578	1,489	0.79	729,491	1,465	0.27
Equipment financing agreements	523,721	(1,961)	(1.50)	547,403	(5,342)	(1.30)
Total	$6,112,336	$(876)	(0.06)%	$6,113,218	$(4,263)	(0.09)%

September 30, 2023
Commercial real estate loans	$3,719,876	$(166)	(0.02)%	$3,759,932	$(453)	(0.02)%
Residential loans	906,977	—	—	847,633	6	0.00
Commercial and industrial loans	697,454	(6,182)	(3.55)	729,893	(5,704)	(1.04)
Equipment financing agreements	591,116	(2,530)	(1.71)	596,067	(5,921)	(1.32)
Total	$5,915,423	$(8,878)	(0.60)%	$5,933,525	$(12,072)	(0.27)%
(1)
Annualized

Net loan charge-offs were $0.9 million, or 0.06% of average loans and $8.9 million, or 0.60% of average loans for the three months ended September 30, 2024 and 2023, respectively. Net loan charge-offs were $4.3 million, or 0.09% of average loans, and $12.1 million, or 0.27% of average loans, for the nine months ended September 30, 2024 and 2023, respectively.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	September 30, 2024		December 31, 2023
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$2,051,790	32.0%	$2,003,596	31.9%
Interest-bearing:
Demand	79,287	1.2	87,452	1.4
Money market and savings	1,898,834	29.7	1,734,659	27.6
Uninsured amount of time deposits more than $250,000:
Three months or less	199,651	3.1	186,321	3.0
Over three months through six months	254,841	4.0	201,085	3.2
Over six months through twelve months	192,708	3.0	222,683	3.6
Over twelve months	4,215	0.1	70,932	1.1
All other insured time deposits	1,721,895	26.9	1,773,846	28.2
Total deposits	$6,403,221	100.0%	$6,280,574	100.0%

Total deposits were $6.40 billion and $6.28 billion as of September 30, 2024 and December 31, 2023, respectively, representing an increase of $122.6 million, or 2.0%. The increase in deposits was primarily driven by a $164.2 million increase in money market and savings deposits and a $48.2 million increase in noninterest-bearing demand deposits, partially offset by a $81.6 million decrease in time deposits. At September 30, 2024, the loan-to-deposit ratio was 97.7% compared to 98.4% at December 31, 2023.

As of September 30, 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.67 billion. The aggregate amount of uninsured time deposits was $651.4 million. Other uninsured deposits, such as demand and money market and savings deposits were $2.02 billion. At September 30, 2024, $1.17 billion of total uninsured deposits were in accounts with balances of $5.0 million or more. As of December 31, 2023, the aggregate amount of uninsured deposits was $2.52 billion. The aggregate amount of uninsured time deposits was $681.0 million.

Other uninsured deposits, such as demand, money market and savings deposits were $1.84 billion. At December 31, 2023, $1.09 billion of total uninsured deposits were in accounts with balances of $5.0 million or more.

The Bank’s wholesale funds historically consisted of FHLB advances, brokered deposits as well as State of California time deposits. As of September 30, 2024 and December 31, 2023, the Bank had $300.0 million and $325.0 million of FHLB advances, and $13.2 million and $58.3 million of brokered deposits, respectively, and $120.0 million of State of California time deposits, as of September 30, 2024 and December 31, 2023. The decrease in brokered deposits was due to the Bank utilizing more overnight FHLB borrowings as a funding source.

Borrowings and Subordinated Debentures

Borrowings mostly take the form of FHLB advances. At September 30, 2024 and December 31, 2023, FHLB advances were $300.0 million and $325.0 million, respectively. FHLB open advances were $200.0 million and $212.5 million at September 30, 2024 and December 31, 2023, respectively. For the same periods, term advances were $100.0 million and $112.5 million, respectively. Funds from deposit growth not used to fund loan production were used to pay off borrowings.

The weighted-average interest rate of all FHLB advances at September 30, 2024 and December 31, 2023 was 4.81% and 4.69%, respectively.

The FHLB maximum amount outstanding at any month end during each of the year-to-date periods ended September 30, 2024 and December 31, 2023 was $350.0 million and $450.0 million, respectively.

The following is a summary of contractual maturities of FHLB advances greater than twelve months:

	September 30, 2024		December 31, 2023
FHLB of San Francisco	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Advances due over 12 months through 24 months	$87,500	4.32%	$12,500	1.90%
Advances due over 24 months through 36 months	—	—	62,500	4.37
Outstanding advances over 12 months	$87,500	4.32%	$75,000	3.96%

Subordinated debentures were $130.5 million and $130.0 million as of September 30, 2024 and December 31, 2023, respectively. Subordinated debentures are comprised of fixed-to-floating subordinated notes of $108.5 million and $108.3 million as of September 30, 2024 and December 31, 2023, respectively, and junior subordinated deferrable interest debentures of $22.0 million and $21.7 million as of September 30, 2024 and December 31, 2023, respectively. See “Note 8 – Borrowings and Subordinated Debentures” to the consolidated financial statements for more details.

Stockholders' Equity

Stockholders’ equity was $736.7 million and $701.9 million as of September 30, 2024 and December 31, 2023, respectively. Net income, net of $22.8 million of dividends paid, added $21.7 million to stockholders' equity for the period, as did $2.7 million of share-based compensation, and a $16.4 million decrease in unrealized after-tax losses on securities available for sale due to changes in interest rates, offset by a $0.4 million decrease in unrealized after-tax losses on cash flow hedges. In addition, the Company repurchased 345,000 shares of common stock during the period at an average share price of $16.68 for a total cost of $5.8 million. At September 30, 2024, 1,425,000 shares remain under the Company's share repurchase program.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below) as of September 30, 2024. The Company compares this stress simulation to policy limits, which specify the maximum tolerance level for net interest income exposure over a 1- to 12-month and a 13- to 24- month horizon, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest	Dollar	Percentage	Dollar	Percentage
Rates (Basis Points)	Change	Change	Change	Change
	(dollars in thousands)
300	$5,435	2.16%	$26,380	9.01%
200	$3,184	1.26%	$16,515	5.64%
100	$2,206	0.88%	$9,668	3.30%
-100	$(3,654)	(1.45%)	$(13,155)	(4.50%)
-200	$(7,957)	(3.16%)	$(29,165)	(9.97%)
-300	$(12,591)	(5.00%)	$(46,913)	(16.03%)

	Economic Value of Equity (EVE)
Change in Interest	Dollar	Percentage
Rates (Basis Points)	Change	Change
	(dollars in thousands)
300	$33,722	4.82%
200	$28,313	4.05%
100	$21,874	3.13%
-100	$(39,879)	(5.70%)
-200	$(101,173)	(14.46%)
-300	$(180,832)	(25.85%)

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

The key assumptions, based upon loans receivable, securities and deposits, are as follows:

Conditional prepayment rates*:
Loans receivable	14%
Securities	6%
Deposit rate betas*:
NOW, savings, money market demand	48%
Time deposits, retail and wholesale	75%

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

The Company’s ability to pay dividends to stockholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to stockholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the Department of Financial Protection and Innovation (“DFPI”), in an amount not exceeding the greater of: (1) retained earnings of the Bank; (2) net income of the Bank for its last fiscal year; or (3) the net income of the Bank for its current fiscal year. The Company paid dividends of $22.8 million ($0.75 per share) for the nine months ended September 30, 2024 and $30.5 million ($1.00 per share) for the year 2023. As of October 1, 2024, the Bank has the ability to pay dividends of approximately $136.0 million, after giving effect to the $0.25 dividend declared on October 24, 2024, for the fourth quarter of 2024, without the prior approval of the Commissioner of the DFPI.

At September 30, 2024, the Bank’s total risk-based capital ratio of 14.27%, Tier 1 risk-based capital ratio of 13.23%, common equity Tier 1 capital ratio of 13.23% and Tier 1 leverage capital ratio of 11.43% placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00%, Tier 1 risk-based capital ratio equal to or greater than 8.00%, common equity Tier 1 capital ratios equal to or greater than 6.50%, and Tier 1 leverage capital ratio equal to or greater than 5.00%.

At September 30, 2024, the Company's total risk-based capital ratio was 15.03%, Tier 1 risk-based capital ratio was 12.29%, common equity Tier 1 capital ratio was 11.95% and Tier 1 leverage capital ratio was 10.56%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On April 25, 2024, the Company announced that the Board of Directors has adopted a new stock repurchase program under which the Company may repurchase up to 5% of its outstanding shares, or approximately 1.5 million shares of its common stock. As of September 30, 2024, 1,425,000 shares remained available for future purchases under that stock repurchase program. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2024:

Purchase Date:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
July 1, 2024 - July 31, 2024	$20.09	6,000	1,494,000
August 1, 2024 - August 31, 2024	$18.97	65,010	1,428,990
September 1, 2024 - September 30, 2024	$19.62	3,990	1,425,000
Total	$19.10	75,000	1,425,000

The Company acquired 1,309 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through the vesting of Company stock awards for the three months ended September 30, 2024. Shares withheld to cover income taxes upon the vesting of stock awards are repurchased pursuant to the terms of the applicable plan and not under the Company's repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Hanmi securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL

* Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	November 4, 2024	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2024	By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)