Form 10-K
period 2024-12-31
HANMI FINANCIAL CORP
filed 2025-02-28
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $497,434,346. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.

Number of shares of common stock of the Registrant outstanding as of February 20, 2025 was 30,196,234 shares.

Documents Incorporated By Reference Herein: Sections of the Registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2024, are incorporated by reference into Part III of this report (or information will be provided by amendment to this Form 10-K), as noted therein.

Hanmi Financial Corporation

Annual Report on Form 10-K for the Fiscal Year ended December 31, 2024

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K (this “Report”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report other than statements of historical fact are “forward–looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, future plans and objectives, developments regarding our capital and strategic plans and other similar forecasts and statements of expectations and assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, strategies, outlook, needs, plans, objectives or achievements to differ from those expressed or implied by the forward-looking statements. These factors include: failure to maintain adequate levels of capital and liquidity to support our operations; changes in liquidity, including the size and composition of the Hanmi Bank’s deposit portfolio, and the percentage of uninsured deposits in the portfolio; general economic and business conditions internationally, nationally and in those areas in which we operate, including risks associated with a potential return of recessionary conditions; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; inflation and fluctuations in interest rates and a decline in the level of our interest rate spread or net interest margin; inflation and fluctuations in interest rates that reduce our margins and yields, the fair value of financial instruments, the level of loan originations or prepayments on loans we have made and make, the level of loan sales and the cost we pay to retain and attract deposits and secure other types of funding; our ability to enter new markets successfully and capitalize on growth opportunities; the current or anticipated impact of military conflict, terrorism or other geopolitical events; the effect of potential future supervisory action against us or Hanmi Bank and our ability to address any issues raised in our regulatory exams; risks associated with natural disasters; legal proceedings and litigation brought against us; a failure in or breach of our operational or security systems or infrastructure, including cyber-attacks; the failure to maintain current technologies; risks associated with Small Business Administration (“SBA”) loans; failure to attract or retain key employees; our ability to access cost-effective funding; the imposition of tariffs or other domestic or international governmental polices impacting the value of the products of our borrowers; changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio; fluctuations in real estate values; changes in accounting policies and practices; changes in governmental regulation, including, but not limited to, any increase in Federal Deposit Insurance Corporation (the “FDIC”) insurance premiums; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the "Federal Reserve"); the ability of Hanmi Bank to make distributions to Hanmi Financial Corporation, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial tests; strategic transactions we may enter into, including our ability to enter into new markets and capitalize on growth opportunities; the adequacy of and changes in the methodology for computing the allowance for credit losses (“ACL”); changes in the quality of our loan and securities portfolios and the effect of credit quality on our credit loss expense and allowance for credit losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; cyber security and fraud risks against our information technology and those of our third-party providers and vendors; and our inability to successfully implement future information technology enhancements. For additional information concerning risks we face, see “Item 1A. Risk Factors” in Part I of this Report.

We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

Part I

Item 1. Business

General

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is a Delaware corporation incorporated in 2000 to be the holding company for Hanmi Bank (the “Bank”) and is subject to the Bank Holding Company Act of 1956, as amended (the “BHCA”). Our principal office is located at 900 Wilshire Boulevard, Suite 1250, Los Angeles, California 90017, and our telephone number is (213) 382-2200.

Hanmi Bank, the primary subsidiary of Hanmi Financial, is a state-chartered bank incorporated under the laws of the State of California in 1981, and licensed pursuant to the California Financial Code. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits thereof. The California Department of Financial Protection and Innovation (the “DFPI”) is the Bank’s primary state bank regulator and the FDIC is its primary federal regulator. The Bank’s headquarters are located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010.

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

The Bank’s revenues are derived primarily from interest and fees on loans, interest and dividends on securities, service charges on deposit accounts and sales of SBA and mortgage loans.

A summary of revenues for the periods indicated follows:

	Year Ended December 31,
	2024		2023		2022
	(dollars in thousands)
Interest and fees on loans receivable	$366,153	85.2%	$339,811	84.3%	$257,878	83.8%
Interest and dividends on securities	23,019	5.3	18,167	4.5	13,375	4.3
Other interest income	9,611	2.2	11,350	2.8	2,560	0.8
Service charges, fees and other income	24,004	5.6	30,349	7.5	24,722	8.0
Gain on sale of SBA loans	6,112	1.4	5,701	1.4	9,478	3.1
Gain on sale of mortgage loans	1,469	0.3	—	—	—	—
Subtotal	430,368	100.0	405,378	100.5	308,013	100.0
Net gain (loss) on sale of securities	—	—	(1,871)	(0.5)	—	—
Total revenues	$430,368	100.0%	$403,507	100.0%	$308,013	100.0%

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

The following provides the composition of our loan portfolio at the dates indicated:

	December 31,
	2024	2023
Real estate loans:
Commercial property
Investor (nonowner- occupied) (1) (2)	42.3%	42.2%
Owner-occupied (1) (2)	13.0%	12.3%
Multifamily (1) (2) (4)	6.6%	6.8%
Total commercial property loans	61.9%	61.3%
Construction (1) (2)	1.3%	1.6%
Residential (3)	15.2%	15.6%
Total real estate loans	78.4%	78.5%
Commercial and industrial loans (1)	13.8%	12.1%
Equipment financing agreements	7.8%	9.4%
Total loans	100.0%	100.0%

(1)
Includes syndicated loans of $287.8 million in total commitments ($216.5 million disbursed) across C&I ($224.0 million committed and $152.7 million disbursed) and commercial real estate ("CRE") ($63.8 million committed and disbursed).

(2)
CRE is a combination of investor (non-owner), owner occupied, multifamily, and construction. Investor (or non-owner occupied) property is where the investor (borrower) does not occupy the property. The primary source of repayment stems from the rental income associated with the respective properties. Owner-occupied property is where the borrower owns the property and also occupies it.

(3)
Residential real estate ("RRE") is a loan (mortgage) secured by a single-family residence, including one to four units (duplexes, triplexes, and fourplexes). RRE also includes $1.3 million of home equity lines of credit and $4.1 million in consumer loans.

(4)
$80.4 million, or 19.48%, of the CRE multifamily loans are rent-controlled in New York City.

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

The following tables present the distribution of real estate loans by size, geography, and type at the dates indicated:

	Investor (nonowner- occupied)	Owner-occupied	Multifamily	Construction (1)	Residential property
December 31, 2024	(dollars in millions)
Real estate loans by size:
Total balance	$2,647	$811	$413	$79	$951
Average	$3.07	$1.14	$2.79	$11.23	$0.54
Median	$1.09	$0.35	$1.10	$8.00	$0.45

Top quintile balance (2)	$1,906.15	$616.49	$298.05	$49.02	$406.92
Loan size	$3.7	$1.2	$2.6	$16.8	$0.1
Average	$11.21	$4.37	$9.93	$24.51	$1.17
Median	$7.34	$2.22	$4.51	$24.51	$0.93

(1) Represents the total outstanding amount. Advances require authorization and disbursement requests, depending on the progress of the project and inspections. Advances are non-revolving and are made throughout the term, up to the original commitment amount.

(2) Top quintile represents top 20% of the loans.

	Investor (nonowner- occupied)	Owner-occupied	Multifamily	Construction	Residential property
December 31, 2024
Real estate loans by geography:
California	69.0%	54.1%	49.8%	48.7%	92.2%
Texas	8.8%	6.5%	24.3%	—	1.6%
New York	5.7%	1.0%	19.5%	22.0%	1.7%
Illinois	3.0%	1.6%	2.9%	—	0.6%
All other states	13.5%	36.8%	3.5%	29.3%	3.9%
	100.0%	100.0%	100.0%	100.0%	100.0%

The following table presents our commercial real estate loans by collateral:

	December 31, 2024	% of Total Loans	December 31, 2023	% of Total Loans
	(dollars in thousands)
Collateral type:
Retail	$1,068,978	17.1%	$1,107,360	17.9%
Hospitality	848,134	13.6%	740,519	12.0%
Office	568,861	9.1%	574,981	9.3%
Other (1)	1,385,051	22.2%	1,366,534	22.1%
Total commercial property loans	3,871,024		3,789,394
Construction	78,598	1.2%	100,345	1.6%
Total (2)	$3,949,622	63.2%	$3,889,739	62.9%

(1) Includes, among other property types, mixed-use, gas station, multifamily, industrial, and faith-based facilities; the remaining real estate categories represent less than 1% of the Bank's total loans receivable.

(2) $105.0 million, or 2.6%, and $115.5 million, or 3.0%, of the CRE portfolio are unguaranteed SBA loans at December 31, 2024 and 2023, respectively.

A qualifying mortgage is a mortgage that meets certain requirements for lender protection and secondary market trading. The following presents real estate by qualifying ("QM") and non-qualifying ("Non-QM") residential mortgage loans at the dates indicated:

	December 31, 2024	% of Total Loans	December 31, 2023	% of Total Loans
	(dollars in thousands)
QM (1)	$15,623	1.6%	$16,514	1.7%
Non-QM (2)	924,446	97.2%	933,304	97.0%
Other (3)	11,232	1.2%	12,847	1.3%
Total (4)	$951,301	100.0%	$962,665	100.0%

(1) QM loans conform to the Ability-to-Repay ("ATR") rules/requirements of the Consumer Financial Protection Bureau (the "CFPB").

(2) Non-QM loans do not conform to the Dodd-Frank Act. These loans mitigate additional risk from additional non-standard income documentation, by maintaining lower maximum loan-to-values ("LTVs") and higher maximum FICO requirements.

(3) Other loan amounts exceed Federal Housing Finance Agency limits, but generally conform to the ATR/QM rules.

(4) Total includes $1.3 million of Home Equity Line of Credit ("HELOC") and $4.1 million in consumer loans.

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

The Bank’s commercial real estate loans are principally secured by investor-owned or owner-occupied commercial and industrial buildings. Generally, these types of loans are made with a maturity date of up to seven years, with longer amortization periods. Typically, the Bank’s commercial real estate loans have a debt-coverage ratio at time of origination of 1.25 or more and a loan-to-value ratio of 70% or less. The Bank offers fixed-rate commercial real estate loans, including hybrid-fixed-rate loans that are fixed for five years and then convert to adjustable-rate loans for the remaining term. In addition, the Bank originates loans with an adjustable rate of interest indexed to the prime rate appearing in The Wall Street Journal (the “WSJ Prime Rate”) or Secured Overnight Financing Rate (“SOFR”). Amortization schedules for commercial real estate loans generally do not exceed 25 years.

Payments on loans secured by investor-owned and owner-occupied properties are often dependent upon successful operation or management of the properties. Repayment of such loans may be subject to risks from adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans in relation to the market value of the property and strictly scrutinizing the property securing the loan. At the time of loan origination, a sensitivity analysis is performed for potential increases in vacancy and interest rates. Additionally, an annual risk assessment is also performed for the commercial real estate secured loan portfolio, which involves evaluating recent industry trends. When possible, the Bank also obtains corporate or individual guarantees. Representatives of the Bank conduct site visits of most commercial properties securing the Bank’s real estate loans before the loans are approved.

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

The following presents key statistics of our commercial real estate loans:

	As of December 31,
	2024			2023
		Weighted Average			Weighted Average
	Number	Loan-to-Value Ratio	Debt Coverage Ratio	Number	Loan-to-Value Ratio	Debt Coverage Ratio
Commercial property (1) (2)
Investor (nonowner-occupied)	862	49.0%	2.04x	893	50.3%	2.06x
Owner-occupied	711	45.0%	2.70x	753	47.8%	2.69x
Multifamily	148	54.4%	1.58x	155	55.1%	1.57x

(1) CRE is a combination of investor (non-owner), owner occupied, multifamily, and construction. Investor (or non-owner occupied) property is where the investor (borrower) does not occupy the property. The primary source of repayment stems from the rental income associated with the respective properties. Owner occupied property is where the borrower owns the property and also occupies it. The primary source of repayment is the cash flow from the ongoing operations and activities conducted by the borrower/owner. Multifamily real estate is a residential property that has five or more housing units.

(2) Weighted average debt coverage ratio and weighted average LTV calculated when the loan was first underwritten, or subsequently renewed or reviewed.

Construction

The Bank maintains a small construction portfolio for multifamily and commercial and industrial properties within its market areas. The future condition of the local economy could negatively affect the collateral values of such loans. The Bank’s construction loans typically have the following structure:

•
maturities of two years or less;
•
a floating rate of interest based on the WSJ Prime Rate or the Bank's Prime Rate;
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

Because of these uncertainties, construction lending often involves the disbursement of substantial funds where repayment of the loan is dependent on the success of the final project rather than the ability of the borrower or guarantor to repay principal and interest on the loan. If the Bank is forced to foreclose on a construction project prior to, or at completion, due to a default under the terms of a loan, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, or accrued interest on, the loan as well as the related foreclosure and holding costs. In addition, the Bank may be required to fund additional amounts in order to complete a pending construction project and may have to hold the property for an indeterminable period of time. The Bank has underwriting procedures designed to identify factors that it believes are necessary to maintain acceptable levels of risk in construction lending, including, among other procedures, engaging qualified and bonded third parties to provide progress reports and recommendations for construction loan disbursements. No assurance can be given that these procedures will prevent losses arising from the risks associated with construction loans described above.

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

The Bank periodically designates and sells to unrelated third parties residential mortgage loans that it originates. The Bank sells residential mortgage loans on a non-recourse basis. Depending on the terms of loan sales, the Bank may retain the right to service the residential mortgage loans and to receive servicing fees. As of December 31, 2024, the Bank had no residential mortgage loans held for sale and was servicing $37.0 million of residential mortgage loans sold to investors.

Commercial and Industrial Loans

The Bank offers commercial loans for intermediate- and short-term credit. Commercial loans may be unsecured, partially secured or fully secured with maturity schedules that range from 12 to 84 months. The Bank finances primarily small- and middle-market businesses in a wide spectrum of industries. Commercial and industrial loans consist of credit lines for operating needs, loans for equipment purchases and working capital, and various other business purposes. The Bank requires credit underwriting before considering any extension of credit.

The following presents key statistics of our commercial and industrial loans:

	December 31, 2024
	Term (1) (2)	Lines of Credit (2)
	(dollars in millions)
Commercial & industrial loans by size:
Total balance	$390	$473
Average	$0.34	$0.92
Median	$0.07	$0.20

Top quintile balance (3)	$336.00	$385.00
Loan size	$0.2	$0.8
Average	$1.50	$41.94
Median	$0.41	$2.51
(1)
$52.9 million, or 6.1%, and $62.1 million, or 7.2%, of the C&I term portfolio are unguaranteed and guaranteed SBA loans, respectively.
(2)
Term loans are a commitment for a specified term. A majority of the lines of credit are revolving, including commercial revolvers, with some non-revolvers (sub-notes and working capital tranches).
(3)
Top quintile represents top 20% of the loans.

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

The Bank normally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA loans that it originates. When the Bank sells a SBA loan, it has an option to repurchase the loan if the loan defaults. If the Bank repurchases a defaulted loan, the Bank will make a demand for the guaranteed portion to the SBA. Even after the sale of an SBA loan, the Bank retains the right to service the SBA loan and to receive servicing fees. The unsold portions of the SBA loans that remain owned by the Bank are included in loans receivable on the Consolidated Balance Sheets. As of December 31, 2024, the Bank had $8.6 million of SBA loans held for sale and $242.4 million of SBA loans in its loan portfolio, and was servicing $523.2 million of SBA loans sold to investors.

The Bank also periodically purchases the guaranteed portion of SBA loans from unrelated third parties. The purchased SBA loans are held for investment and included in loans receivable on the Consolidated Balance Sheets. During the year ended December 31, 2024 the Bank purchased $58.6 million of guaranteed SBA loans.

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

Legal lending limits are calculated in conformance with the California Financial Code, which prohibits a bank from lending to any one individual, entity or its related interests on an unsecured basis in an amount that exceeds 15% of the sum of such bank’s stockholders’ equity plus the allowance for credit losses, capital notes and any debentures, or 25% on a secured and unsecured basis on a combined basis. At December 31, 2024, the Bank’s authorized legal lending limits for loans to one borrower was $143.0 million for unsecured loans and an additional $95.3 million for secured and unsecured loans combined.

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

Allowance for Credit Losses, Allowance for Credit Losses Related to Off-Balance Sheet Items and Provision for Credit Losses

The Bank maintains an allowance for credit losses at a level considered by management to be adequate to cover the current expected credit losses associated with its loan portfolio under prevailing and forecasted economic conditions. In addition, the Bank maintains an allowance for credit losses related to off-balance sheet items associated with unfunded commitments, which is included in other liabilities on the Consolidated Balance Sheets.

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

Human Capital Resources

Our core values of Integrity, Transparency, Fairness and Collaboration are central to our belief that long-term shareholder value is derived by serving the best interests of all of our constituencies. The success of our business is dependent on our dedicated employees, who not only strive to provide value to our customers but also provide invaluable support to the communities that we serve. We recognize that our employees are key to Hanmi’s success and we are committed to building a workplace that can attract and retain high-caliber talent.

(a) Our People

We strive to make Hanmi an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers. We recruit the best people for the job regardless of gender, ethnicity or other protected traits and it is our policy to fully comply with all laws applicable to discrimination in the workplace.

At December 31, 2024, the Company employed 597 individuals across our footprint, of which seven were part-time. None of the employees are represented by a union or covered by a collective bargaining agreement. We believe that our employee relations are good and we have established a cross-functional Employee Engagement Committee with executive leadership to promote relationship building across the organization.

Employee retention helps us operate efficiently and offers continuity to our customers and the communities we serve. At December 31, 2024, 65% of our current staff had been with us for at least five years.

Founded over 40 years ago to serve the underbanked, minority immigrant community in Los Angeles, our corporate values reflect the importance of embracing diversity and equitable practices to ensure we are representative of the communities we serve. We believe our diverse people are our strength. As of December 31, 2024:

•
Women represented 67% of the Company’s workforce, and 61% of the Company’s managerial roles;
•
Minorities represented 93% of the Company’s workforce, and 90% of the Company’s managerial roles.

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

Our 12-week Management Leadership Program, based on Franklin Covey’s critical practices, brings together mid-level managers to help our emerging leaders succeed. We also have partnerships with Bankers’ Compliance Group and California Bankers’ Association to provide timely and relevant webinars and training. Since 2021, the Bank has invested in the training and development of the next generation of bankers through the Hanmi Credit Trainee program, leveraging targeted credit training courses from external vendors to supplement our internal trainings.

(c) Compensation and Benefits

As part of our compensation philosophy, we offer competitive salaries and employee benefits to attract and retain superior talent. Salary grades are informed by a third-party study of compensation in the community banking space. In addition to healthy base wages, we offer annual bonus opportunities, a company-matched 401(k) Plan, healthcare and insurance benefits, flexible spending accounts, wellness incentives, long-term disability, paid time off, and an employee assistance program.

(d) Employee Health and Safety

We recognize that the success of our business is fundamentally connected to the well-being of our employees. We provide benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs.

We focus on being responsive to our workforce's needs and have implemented significant operating environment changes as needed to serve the best interest of our employees, as well as the communities in which we operate. These efforts guided our response to the pandemic as well as the recent Southern California wildfires. Our human resources teams provided individualized contact and support, and the Company provided continued safety measures for on-site employees, distribution of personal protective equipment, and flexible work arrangements for eligible employees to better support our workforce.

(e) Community Engagement

As a community bank, we are proud to work with our communities to build a stronger future for all of our stakeholders. Hanmi is committed to and has a long history of supporting the communities in which we live and work. Through employee engagement surveys, we focus our community engagement and employee volunteer efforts in five areas: Youth, Education, Health, Senior, and Community Development. In 2024, our employees participated in over 2,000 hours of community service, participating in a variety of educational efforts such as financial literacy, financial education for seniors, affordable housing education, education for first-time homebuyers and working with various community non-profits.

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

Economic, Legislative and Regulatory Developments

Future profitability, like that of most financial institutions, is primarily dependent on interest rates and credit quality. In general, the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by us on our interest-earning assets, such as loans extended to our customers and securities held in our investment portfolio, will comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact that future changes in domestic and foreign economic conditions might have on us.

Our business is also influenced by the monetary and fiscal policies of the Federal Reserve, the federal government, and the policies of regulatory agencies, particularly the FDIC and the DFPI. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the demand for bank loans, deposits and investment in securities, and affect interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be predicted.

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

At December 31, 2024, the Company and the Bank’s total risk-based capital ratios were 15.24% and 14.43%, respectively; Tier 1 risk-based capital ratios were 12.46% and 13.36%, respectively; Common Equity Tier 1 capital ratios were 12.11% and 13.36%, respectively, and Tier 1 leverage capital ratios were 10.63% and 11.47%, respectively, all of which ratios exceeded the minimum percentage requirements for the Bank to be deemed “well-capitalized” and for the Company to meet and exceed all applicable capital ratio requirements for regulatory purposes. The Bank’s capital conservation buffer was 6.43% and 6.27%, and the Company’s capital conservation buffer was 6.46% and 6.20% as of December 31, 2024 and 2023, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources.”

Management believes that, as of December 31, 2024, the Company and the Bank met all applicable capital requirements to which they were subject. Bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of more stringent requirements to maintain higher levels of capital, or to maintain higher levels of liquid assets, could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses, and require the raising of additional capital.

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

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance, which can be affected by the cost of bank failures to the FDIC among other factors. Effective January 1, 2023, assessment rates for institutions of the Bank’s size ranged from 2.5 to 32 basis points. Any additional future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock. Additionally, on November 29, 2023, the FDIC adopted a final rule, effective on April 1, 2024, to implement a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors following the closures of two regional banks in the spring of 2023; the special assessment does not apply to any banking organizations with less than $5 billion in assets. The FDIC will collect the special assessment at a quarterly rate of 3.36 basis points, multiplied by an insured depository institution's estimated uninsured deposits, reported for the quarter that ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits, over an initial eight quarterly assessment periods and currently projects that the special assessment will be collected for an initial two quarters at a lower rate.

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

On October 24, 2023, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The final rule was scheduled to take effect on April 1, 2024 and the applicability date for the majority of the provisions in the CRA regulations was January 1, 2026, with additional requirements applicable on January 1, 2027. However, the rule is subject to legal challenges that have pushed back the implementation date and compliance deadlines.

Dodd-Frank provided for the creation of the CFPB, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgage loans, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to banks, and banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, continue to be examined for compliance by their primary federal banking agency.

(k) Federal Home Loan Bank System

The Bank is a member and holder of the capital stock of the Federal Home Loan Bank of San Francisco (“FHLBSF”). There are eleven Federal Home Loan Banks (each, an “FHLB”) across the U.S. owned by their members. Each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of FHLBSF is currently required to own stock in an amount equal to the greater of: (i) a membership stock requirement of 1.0% of an institution’s “membership asset value” which is determined by multiplying the amount of the member’s membership assets by the applicable membership asset factors and is capped at $15.0 million; or (ii) an activity-based stock requirement (2.7% of the member’s outstanding advances and 0.10% of outstanding letter of credit). At December 31, 2024, the Bank was in compliance with the FHLBSF’s stock ownership requirement, and our investment in FHLBSF capital stock was $16.4 million. As of December 31, 2024, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $1.69 billion and $1.30 billion, respectively, compared to $1.54 billion and $1.09 billion, respectively, as of December 31, 2023.

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

(o) Board Diversity

The California Corporations Code requires all public companies (defined as companies with outstanding shares listed on a major United States stock exchange) that are headquartered in California to have at least three female directors (assuming a board size of at least six directors) and at least three directors from an underrepresented community, defined as “an individual who self identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, or Alaska Native, or who self identifies as gay, lesbian, bisexual, or transgender” (assuming the board size of at least nine directors). In 2022, two Los Angeles Superior Courts struck down these California board diversity laws as an unconstitutional violation of the state Equal protection Clause and enjoined implementation and enforcement of the legislation. The California Secretary of State has appealed these decisions. In 2023, the U.S District Court for the eastern District of California ruled that the diversity statute requiring a minimum number of directors from designated underrepresented communities violate the federal Equal Protection Clause. The statues remain subject to federal and state court challenges. Nonetheless, the Company was in compliance with these requirements as of December 31, 2024.

In August 2021, the SEC approved a new Nasdaq Stock Market listing rule that would require each company (1) to have at least one director who self-identifies as a female, and (2) to have at least one director who self-identifies as Black or African American, Hispanic or Latino, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander, two or more races or ethnicities, or as LGBTQ+, or (3) to explain why the company does not have at least two directors on its board who self-identify in the categories listed above. The rule also requires Nasdaq-listed companies to provide statistical information in a proposed uniform format on the company’s board of directors related to a director’s self-identified gender, race, and self-identification as LGBTQ+. In December 2024, the U.S Court of Appeals for the Fifth Circuit ruled the SEC had exceeded its authority in its approval of the Nasdaq board diversity rule, and vacated the rule. Nasdaq announced that it does not plan to appeal the Fifth Circuit’s ruling.

(p) Incentive Compensation

In October 2022, the SEC adopted a final rule implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The final rule directs national securities exchanges and associations, including NASDAQ, to require listed companies to develop and implement clawback policies to recover erroneously awarded incentive-based compensation from current or former executive officers in the event of a required accounting restatement due to material non-compliance with any financial reporting requirement under the securities laws, and to disclose their clawback policies and any actions taken under these policies. On June 9, 2023, the SEC approved the NASDAQ proposed clawback listing standards, including the amendments that delay the effective date of the rules to October 2, 2023. The Company’s board of directors has approved and maintains a clawback policy that complies with the NASDAQ clawback listing standards. A copy of the Company’s clawback policy is included as an exhibit to this Annual Report on Form 10-K.

(q) Brokered Deposits

The Federal Deposit Insurance Act and FDIC regulations thereunder limit the ability of banks to accept, renew or rollover brokered deposits unless the institution is well capitalized under the prompt corrective action framework discussed above, or unless it is adequately capitalized and obtains a waiver from the FDIC. Less-than-well-capitalized banks also are subject to restrictions on the interest rates that they may pay on deposits. The characterization of deposits as “brokered” may result in the imposition of higher deposit assessments on such deposits. In December 2020, the FDIC issued a final rule amending its regulations governing brokered deposits. The final rule took effect in April 2021 and full compliance with the rule has been required since January 1, 2022. On August 23, 2024, the FDIC issued a proposed rule significantly overhauling the 2020 brokered deposit regulations.

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

Risks Related to our Lending Activities

Our concentrations of loans in certain industries could have adverse effects on credit quality. As of December 31, 2024, the Bank’s loan portfolio included loans to: (i) lessors of non-residential buildings of $1.61 billion, or 25.8% of total loans; (ii) borrowers in the hospitality industry of $845.2 million, or 13.5% of total loans; and (iii) borrowers in the retail industry of $327.1 million, or 5.0% of total loans. A deterioration within these industries, particularly those that have been adversely impacted by remote work arrangements, could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have material and adverse consequences on our financial condition and results of operations.

Our emphasis on commercial lending may expose us to increased lending risks. At December 31, 2024, $4.81 billion, or 77.0%, of total loans consisted of commercial real estate and commercial and industrial loans. These portfolios have grown in recent years and the Bank intends to continue to emphasize these types of lending. These types of loans may expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property or the borrower’s business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. These loans also expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single or multi-family residential property because there are fewer potential purchasers of the collateral. Commercial and industrial loans are typically affected by the borrowers’ ability to repay the loans from the cash flows of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. The collateral securing the loans and leases often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business.

The level of the commercial real estate loan portfolio may subject the Bank to additional regulatory scrutiny. Federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like the Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may be subject to this guidance if, among other factors, (i) total reported loans for construction, land acquisition and development and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total capital, and the outstanding balance of a financial institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Based on these factors, the Bank did not have a concentration in commercial real estate lending, as while such loans represented more than 300% of total Bank capital as of December 31, 2024, the outstanding balance of the Bank’s CRE loan portfolio has not increased 50% or more during the prior 36 months. The guidance focuses on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or in an abundance of caution). The guidance assists banks in developing risk management practices and determining capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While it is management’s belief that policies and procedures with respect to the Bank’s commercial real estate loan portfolio have been implemented consistent with this guidance, bank regulators could require that additional policies and procedures be implemented consistent with their interpretation of the guidance that may result in additional costs or that may result in the curtailment of commercial real estate lending that would adversely affect the Bank’s loan originations and profitability.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk. The Bank finances primarily commercial business and commercial real estate loans to small or middle-market businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which we operate negatively impact this customer sector, our results of operations and financial condition may be adversely affected. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets, especially a downturn in the Southern California real estate market. A downturn in our local real estate markets could hurt our business because many of our loans are secured by real estate, predominantly in California. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to meet demand, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and natural disasters and pandemics. Further, a return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans, investments, collateral securing our loans and classified assets, reduce the demand for our products and services, and/or adversely affect our ongoing operations, costs and profitability. If real estate values decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to suffer material losses on defaulted loans.

The performance of our New York multifamily real estate loans could be adversely impacted by regulation. In June 2019, New York enacted legislation increasing the restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (1) repealing the vacancy bonus and longevity bonus, which allowed a property owner to raise rents as much as 20 percent each time a rental unit became vacant, (2) eliminating high rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal. This legislation generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. For example, the New York City Rent Guidelines Board established that on certain apartments, for a one-year lease beginning on or after September 30, 2024, the maximum rent increase is 3.0%, even though the overall inflation rate increased at a higher rate. As a result, the value of the collateral located in New York securing our multifamily loans or the future net operating income of such properties could potentially become impaired. At December 31, 2024, our total multifamily rent regulated exposure in New York was approximately $80.4 million, or 19.5%, of our multifamily portfolio.

We are exposed to risk of environmental liabilities with respect to properties to which we take title. In the course of our business, we may foreclose and take title to real estate that could subject us to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury or investigation and clean-up costs incurred by these parties in connection with environmental contamination or the release of hazardous or toxic substances at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Risks Related to Local and International Economic Conditions

Inflation can have an adverse impact on our business and on our customers. Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. The Federal Reserve had raised certain benchmark interest rates significantly to combat inflation. However, in September, the Federal Reserve reduced rates by 50 basis points and by an additional 25 basis points in November and December of 2024. As discussed below under “—Risks Related to Market Interest Rates— Our earnings are affected by changing interest rates,” as inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates by the Federal Reserve to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

Deteriorating business and economic conditions can adversely affect our industry and business. Our financial performance, the ability of borrowers to make payments on outstanding loans and the value of the collateral securing those loans, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans, investments, and collateral securing our loans, the level of our classified assets, reduce the demand for our products and services, and/or adversely affect our ongoing operations, costs and profitability. In addition, rising geopolitical risks nationally and abroad may adversely impact the economy and financial markets in the United States. These economic pressures may adversely affect our business, financial condition, results of operations, and stock price. In particular, we may face the following risks in connection with deterioration in economic conditions:

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

Our banking operations are concentrated primarily in California, Illinois, Texas, Georgia, and New York. Adverse economic conditions in these states could impair borrowers’ ability to repay their loans, decrease the level and duration of deposits by customers, and erode the value of loan collateral. Adverse economic conditions can potentially cause a decline in real estate sales and prices, the recurrence of an economic recession, and higher rates of unemployment. These conditions could increase the amount of our non-performing assets and have an adverse effect on our ability to collect or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.

Our Southern California concentration means economic conditions in Southern California could adversely affect our operations. Though the Bank’s operations have expanded outside of our original Southern California focus, the majority of our loan and deposit concentration is still primarily in Los Angeles County and Orange County in Southern California. Because of this geographic concentration, our results of operation depend largely upon economic conditions in these areas. A deterioration in the economic conditions or a significant natural disaster, pandemics or disease in these market areas, could have a material adverse effect on the quality of the Bank’s loan portfolio, the demand for our products and services, and on our overall financial condition and results of operations.

Changing conditions in South Korea could adversely affect our business. A substantial number of our customers have economic and cultural ties to South Korea and, as a result, we are likely to be negatively impacted by adverse economic and political conditions in South Korea. U.S. and global economic policies, political or political tension, and global economic conditions may adversely impact the South Korean economy.

Management closely monitors our exposure to the South Korean economy and, to date, we have not experienced any significant losses attributable to our exposure to South Korea. Nevertheless, our efforts to minimize exposure to downturns in the South Korean economy may not be successful in the future, and a significant downturn in the South Korean economy could have a material adverse effect on our financial condition and results of operations. If economic conditions in South Korea change, we could experience an outflow of deposits from our customers with connections to South Korea, which could have a material adverse effect on our financial condition and results of operations.

Interruption of our customers’ supply chains and federal funding could negatively impact their business and operations and impact their ability to repay their loans. Any material interruption in our customers’ supply chains, such as a material interruption of the resources required to conduct their business, such as those resulting from interruptions in service by third-party providers, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, reductions in federal subsidies or grants, social or labor unrest, natural disasters, epidemics or pandemics or political disputes and military conflicts, that cause a material disruption in our customers’ supply chains, could have a negative impact on their business and ability to repay their borrowings with us. In the event of disruptions in our customers’ supply chains, the labor and materials they rely on in the ordinary course of business may not be available at reasonable rates or at all. Additionally, changes in distribution of federal funds or freezing of federal funds, including reductions in federal workforce causing unemployment, could have an adverse effect on the ability of consumers and businesses to pay debts and/or affect the demand for loans and deposits.

Risk Related to Laws and Regulation and Their Enforcement

Changes in laws and regulations and the associated cost of regulatory compliance may adversely affect our operations and/or increase our costs of operations. We are subject to extensive regulation, supervision and examination by our banking regulators. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Hanmi Bank rather than for the protection of our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, and evaluate and request changes to the classification of our assets, and the level of our allowance for credit losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the ways financial institutions conduct business, implement strategic initiatives, and prepare financial reporting and disclosures. Changes in such regulation and oversight, whether in the form of regulatory policy, new regulations, legislation or supervisory action, may have a material impact on our operations. Further, compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

The fiscal and monetary policies and regulations of the federal government and its agencies could adversely affect our business, financial condition, and results of operations. Our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against certain transaction account deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. The FRB’s policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. The monetary policies and regulations of the FRB have had a significant effect on the overall economy and the operating results of financial institutions in the past and are expected to continue to do so in the future.

Additionally, Congress and the administration through executive orders controls fiscal policy through decisions on taxation and expenditures. Depending on industries and markets involved, changes to tax law and increased or reduced public expenditures could affect us directly or the business operations of our customers.

Changes in Federal Reserve and other governmental policies, fiscal policy, and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operations.

Additional requirements imposed by Dodd-Frank and other regulations, could adversely affect us. Dodd-Frank and related regulations subject us and other financial institutions to more restrictions, oversight, reporting obligations and costs. Further, Dodd-Frank places restrictions on compensation practices and interest rates we can charge and increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied, including adopting stricter consumer protection laws.

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

We face a risk of non-compliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and to obtain regulatory approvals to proceed with certain transactions, including conducting acquisitions or establishing new branches. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects. Our success depends in large part on our ability to retain and attract key people who are qualified and have knowledge and experience in the banking industry in our markets. Competition for qualified employees and personnel in the banking industry is intense. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, compliance, marketing and technical personnel and upon the continued contributions of our management and employees. The unexpected loss of services of one or more of our key personnel or failure to attract or retain such employees could have a material adverse effect on our financial condition and results of operations.

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

A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address these risks may not prevent losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for credit losses to provide for losses resulting from loan defaults and non-performance. The allowance is increased for loan growth. We also make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers, the strength of the economy and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for credit losses, we rely on our historic loss experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses in our loan portfolio, and adjustments may be necessary to address different economic conditions or adverse developments in the loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase our provision for credit losses. In addition, the DFPI and the FDIC review our allowance for credit losses and as a result of such reviews, they may require us to adjust our allowance for credit losses, loan classifications or recognize loan charge-offs. Material additions to the allowance would materially decrease our net income.

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

Net interest income may decline in a particular period if:

•
in a declining interest rate environment, more interest-earning assets than interest-bearing liabilities re-price or mature, or
•
in a rising interest rate environment, more interest-bearing liabilities than interest-earning assets re-price or mature, which, in either case, would be expected to compress our interest rate spread and have a negative effect on our profitability.

Our net interest income may decline based on our exposure to a difference in short-term and long-term interest rates. If the difference between the short-term and long-term interest rates shrinks or disappears, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income. In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable-rate loans, thus reducing our net interest income. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Furthermore, increases in interest rates may adversely affect our ability to originate loans, as the historically low interest rate environment experienced until relatively recently contributed significantly to our loan growth. Also, certain adjustable-rate loans re-price based on lagging interest rate indices. This lagging effect may also negatively impact our net interest income when general interest rates continue to rise periodically. Increasing interest rates may also reduce the fair value of our fixed-rate available for sale investment securities negatively impacting shareholders’ equity.

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

Changes in the estimated fair value of debt securities may reduce stockholders’ equity and net income. At December 31, 2024, we maintained an available for sale debt securities portfolio of $905.8 million. The estimated fair value of the available for sale debt securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity increases or decreases by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available for sale debt securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). At December 31, 2024, accumulated other comprehensive losses were $70.7 million, net of tax, primarily related to unrealized holding losses in the available for sale investment securities portfolio, which negatively impacted stockholders’ equity, as well as book value per common share.

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

Changes to tax regulations could negatively impact our earnings. Our future earnings could be negatively impacted by changes in tax laws, including changing tax rates and limiting, phasing-out or eliminating deductions or tax credits, taxing certain excess income from intellectual property and changing other tax laws in the states in which we conduct business or in the U.S. Potential changes could be more pronounced if the temporary changes included within the Tax Cuts and Jobs Act of 2017 are not extended beyond their expiration date on December 31, 2025.

Other Risks Related to Our Business

We are exposed to the risks of natural disasters and global market disruptions. A significant portion of our operations is concentrated in Southern California, which is in an earthquake-prone region. A major earthquake may result in material loss to us. A significant percentage of our loans are secured by real estate. Many of our borrowers may suffer property damage, experience interruption of their businesses or lose their jobs after an earthquake. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value. We are vulnerable to losses if an earthquake, fire, flood or other natural catastrophe occurs in Southern California. On January 7, 2025, wildfires occurred in Los Angeles County, continuing over several days and causing severe property damage. There has been no significant collateral loss to the Company or business interruption to our commercial customers as a result of the recent wildfires.

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

Risks Relating to Ownership of Our Common Stock

The Bank could be restricted from paying dividends to us, its sole shareholder, and, thus, we would be restricted from paying dividends to our stockholders in the future. The primary source of our income from which we pay our obligations and distribute dividends to our stockholders is from the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. As of January 1, 2025, after giving effect to the 2025 first quarter dividend declared by the Company, the Bank had the ability to pay $119.6 million of dividends without the prior approval of the Commissioner of the DFPI.

The price of our common stock may be volatile or may decline. The trading price of our common stock may fluctuate significantly due to a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations, which, could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

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

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility. The trading price of the shares of our common stock will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity securities, and other factors identified in the section captioned “Cautionary Note Regarding Forward-Looking Statements.”

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

Anti-takeover provisions and state and federal law may limit the ability of another party to acquire us, which could cause our stock price to decline. Various provisions of our Amended and Restated Certificate of Incorporation and By-laws could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our stockholders. These provisions provide for, among other things, supermajority approval for certain actions, limitation on large stockholders taking certain actions and authorization to issue “blank check” preferred stock by action of the Board of Directors without stockholder approval. In addition, the BHCA, and the Change in Bank Control Act of 1978, as amended, together with applicable federal regulations, require that, depending on the particular circumstances, either Federal Reserve approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or entity acquiring “control” of a state nonmember bank, such as the Bank. Additional prior approvals from other federal or state bank regulators may also be necessary depending upon the particular circumstances. These provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.

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

As a financial services company, cyber threats are present and growing, and the potential exists for a cybersecurity incident disrupting business operations and compromising sensitive data. To manage cybersecurity risk, the Company has implemented a multi-layered “defense-in-depth” cybersecurity strategy, integrating people, technology, and processes. The cybersecurity strategy is memorialized within the Company’s information security program. The program incorporates regulatory guidance and industry standards while leveraging information from industry associations, third-party benchmarking, audits, threat intelligence and peer industry groups. The information security program is reviewed by the Chief Risk Officer and presented to the Risk, Compliance and Planning Committee to periodically account for the changes in the cyber threat landscape. It is also periodically assessed by the Internal Audit department.

The Company has deployed an in-depth cybersecurity strategy to protect its assets, which includes a diverse preventive and detective tool set to stop, monitor, and alert management of suspicious activities and potential advanced persistent threats. We have implemented other preventive technologies and mitigating processes that include on-going education and training for employees, periodic tabletop exercises and recovery tests, and regular infrastructure penetration tests conducted by cybersecurity professionals and third-party specialists. Our internal and external auditors, along with independent external partners, periodically assess our processes, systems and controls for design and operating effectiveness, and provide recommendations to bolster our cybersecurity program. In addition, employees are subjected to regular simulated phishing assessments designed to sharpen threat detection and reporting capabilities. We also monitor our email gateways for malicious phishing emails and monitor remote connections through a secure virtual private network. Like many companies, we rely on third-party vendor solutions to support our operations. Notable services include 24/7 security monitoring and response, continuous vulnerability scanning, third-party monitoring, and threat intelligence. We have a vendor management program in place to assess and manage risks associated with third-party service providers.

To prepare to respond to incidents, the Enterprise Risk Management Committee periodically reviews and updates our cyber Incident Response Plan (“IRP”). The IRP provides a framework to address potential and actual cybersecurity incidents to include assessment to recovery by our Incident Response Team and notification to the appropriate management and board committees and regulatory agencies. The Incident Response Team is comprised of representatives from various departments including Information Security, Information Technology, Risk Management, Legal, Operations, Marketing and Accounting. Our Information Security Officer manages the IRP and coordinates with senior level management and multiple areas of the company in execution of the plan. While we have experienced cybersecurity incidents, we have not, to our knowledge, experienced an incident materially affecting, or reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Information Security Officer is accountable for managing the information security department and executing the information security program. The information security department is responsible for cybersecurity risk assessments, alert monitoring, incident response, vulnerability assessment, threat intelligence, identity access governance, and third-party information security risk management. The department consists of information security professionals with varying levels of education, experience and certifications. Our information security department is further supported by our first line of defense, the Information Technology department and a third-party managed service security provider. The information technology department is responsible for the patch and vulnerability management, identity and access management, endpoint and network security, IT asset management program, and backups and recovery operations.

The Risk, Compliance and Planning Committee of our Board of Directors provides oversight of the information security program including cybersecurity and is chaired by an independent director. Cybersecurity metrics are reported to the committee quarterly. Additionally, management has established an Information Technology Executive Steering Committee focused on technology impact, and an Enterprise Risk Management Committee focused on business and risk impact, both consisting of executives and department leaders across multiple domains. These committees generally meet quarterly and more frequently when warranted. The information security department holds a monthly security meeting with the managers from the information technology department to discuss significant security incidents and status of the threat landscape. The Information Security Officer reports significant cybersecurity or privacy incidents and the state of the information security program to the Risk, Compliance and Planning Committee of the board on a quarterly basis. The Risk, Compliance and Planning Committee of the Board of Directors provide a report of activities to the full board at each quarterly board meeting.

Item 2. Properties

Hanmi Financial’s principal office is located at 900 Wilshire Boulevard, Suite 1250, Los Angeles, California. As of December 31, 2024, we had 40 properties consisting of 32 branch offices and eight loan production offices. We own six locations and the remaining properties are leased.

As of December 31, 2024, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization, was $21.4 million. Our lease expense was $8.9 million, net of lease income of $0.1 million, for the year ended December 31, 2024. We consider our present facilities to be sufficient for our current operations.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Hanmi Financial’s common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “HAFC”. As of February 21, 2025, there were approximately 602 record holders of our common stock.

Performance Graph

The following graph shows a comparison of cumulative total stockholder return on Hanmi Financial’s common stock with the cumulative total returns for: (i) the Nasdaq Composite Index; (ii) the Standard and Poor’s 500 Financials Index (“S&P 500 Financials”); and (iii) the S&P U.S. Small Cap Banks Index. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance. The performance graph shall not be deemed incorporated by reference to any general statement incorporating by reference to this Annual Report on Form 10-K into any filing under the Securities Act, or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under either the Securities Act or the Exchange Act.

Total Return Performance
Index Value
$250
$200
$150
$100
$50
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Hanmi Financial Corporation
Nasdaq Composite
S&P 500 Financials
S&P U.S. Small Cap Banks

	December 31,
	2020	2021	2022	2023	2024
Hanmi Financial Corporation	$100.00	$208.82	$218.25	$171.08	$208.29
Nasdaq Composite	$100.00	$121.39	$81.21	$116.47	$149.83
S&P 500 Financials	$100.00	$132.54	$116.17	$127.71	$164.03
S&P U.S. Small Cap Banks	$100.00	$135.98	$116.86	$113.49	$130.14

Source: S&P Global, New York, NY

Recent Unregistered Sales of Equity Securities

There were no unregistered sales of Hanmi Financial’s equity securities during the year ended December 31, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents stock purchases made under the stock repurchase program announced on April 25, 2024 that authorized repurchases of up to 5.0%, or approximately 1,500,000, of our shares outstanding. The table below provides information on purchases made during the three months ended December 31, 2024:

Purchase Date:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
October 1, 2024 - October 31, 2024	$22.99	10,500	1,244,500
November 1, 2024 - November 30, 2024	$22.84	14,000	1,230,500
December 1, 2024 - December 31, 2024	$—	—	1,230,500
Total	$22.91	24,500	1,230,500

During the fourth quarter of 2024, the Company acquired 1,856 shares from employees in connection with the satisfaction of income tax withholding obligations incurred through vesting of Company stock awards. Such shares were not purchased as a part of the Company’s repurchase program.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2024, 2023 and 2022. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes related thereto presented elsewhere in this Report. See also “Cautionary Note Regarding Forward-Looking Statements.”

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

Allowance for credit losses and Allowance for credit losses related to off-balance sheet items

Our allowance for credit losses methodologies incorporate a variety of risk considerations, both quantitative and qualitative, that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experiences on loan pools segmented by type, and considers risk rating, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.

We use qualitative factors to adjust the allowance calculation for risks not considered by the quantitative calculations. Qualitative factors considered in our methodologies include the general economic forecast in our markets, concentrations of credit, changes in lending management and staff, quality of the loan review system, and changes in interest rates.

The Company reviews baseline and alternative economic scenarios from Moody’s (previously known as Moody’s Analytics, a subsidiary of Moody’s Corporation) and quarterly projections of federal funds target rates from the Federal Open Market Committee (“FOMC”) for consideration as qualitative factors. Moody’s publishes a baseline forecast that represents the estimate of the most likely path for the United States economy through the current business cycle (50% probability that economic conditions will be worse and 50% probability that economic conditions will be better) as well as alternative scenarios to examine how different types of shocks will affect the future performance of the United States economy.

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

Allowance Attribution Analysis

Allowance for credit losses
(in thousands)
December 31, 2023	$69,462
Charge-offs	(11,618)
Recoveries	7,485
Provision (recovery) attributed to qualitative considerations	(1,015)
Provision (recovery) attributed to quantitative considerations	(1,071)
Provision attributed to individually evaluated loans	6,904
December 31, 2024	$70,147

The following are the key assumptions employed in the determination of the allowance for credit losses at December 31, 2024 and 2023:

Economic Factors

	12/31/2024	12/31/2023	Description of Economic Factors
Prepayment rates	14.35%	14.44%	Average total portfolio rate

Curtailment rates	83.83%	83.72%	Average total portfolio rate

Unemployment rate	4.10%	3.96%	Average of 4 quarter forecast period; Baseline (1)

Gross domestic product (“GDP”) growth rate year over year %	(0.25)%	(0.91)%	Average of 4 quarter forecast period; Alternative Scenario 3 (2)

Consumer sentiment	71.31	71.78	Average of 4 quarter forecast period; Alternative Scenario 3 (2)

Federal funds target rate	3.9%	4.6%	1 year forecast of median target rate; FOMC December 2024 projection

(1)
The Moody's baseline scenario was used for the unemployment rate forecast for the periods ended December 31, 2024 and 2023. The unemployment rate forecast remained with the baseline scenario due to job market volatility and deterioration below expectations, with less impact to the lending environment compared to GDP growth and consumer sentiment forecasts.
(2)
The Moody's alternative scenarios 2 and 3 (equally weighted) were used for the GDP growth rate and consumer sentiment forecast for the periods ended December 31, 2024, and alternative scenario 3 was used for the period ended December 31, 2023. Effective Q1 2024, the Company elected to use equally weighted alternative scenario 2 and 3 (mid-level downside/pessimistic scenario) for the GDP growth rate and consumer sentiment forecasts, given the current market condition.

The potential effect from changes in key assumptions could affect the estimated allowance for credit losses at December 31, 2024. The following table presents the possible individual effects to the allowance for credit losses from changes in such assumptions:

Sensitivity Analysis

Assumptions	Increase	Decrease
	(in thousands)
Forecast period (from 12 months to 6 or 24 months)	$679	$(1,346)
Estimated unemployment rate (from Baseline to S2 or S1) (1)	$9,079	$(2,611)
Estimated prepayment and curtailment rates (+/-10%)	$579	$(573)
Estimated GDP growth rate (from S2/S3 to S4 or S2) (1)	$58	$(28)
Consumer sentiment (from S2/S3 to S4 or S2) (1)	$1,531	$(928)
Federal funds target rate (+/- 25 bps)	$99	$(101)

(1)
The following table provides additional details to the baseline and alternative scenarios referred to above:

	Unemployment Rate	GDP Year over Year % Change	Consumer Sentiment
Baseline scenario	4.10%	—%	—
Alternative Scenario S1	3.29%	—%	—
Alternative Scenario S2	6.30%	0.37%	75.03
Alternative Scenario S2/S3	—%	(0.25)%	71.31
Alternative Scenario S3	—%	(0.86)%	67.59
Alternative Scenario S4	—%	(1.53)%	65.17

Executive Overview

For the years ended December 31, 2024, 2023 and 2022, net income was $62.2 million, $80.0 million and $101.4 million, respectively. The decrease of $17.8 million, or 22.3%, in net income for the year ended December 31, 2024 as compared with the year ended December 31, 2023, reflects an $18.5 million decrease in net interest income, a $2.6 million decrease in noninterest income, and a $4.8 million increase in noninterest expense, offset by an $8.1 million decrease in income tax expense.

The decrease of $21.4 million, or 21.1%, in net income for the year ended December 31, 2023 as compared with the year ended December 31, 2022, reflects a $16.4 million decrease in net interest income, a $6.2 million increase in noninterest expense and a $3.5 million increase in credit loss expense, offset by a $4.8 million decrease in income tax expense.

For the years ended December 31, 2024, 2023 and 2022, our earnings per diluted share were $2.05, $2.62 and $3.32, respectively.

Additional significant financial highlights include:

•
Loans receivable increased by $68.9 million, or 1.1%, to $6.25 billion as of December 31, 2024, compared with $6.18 billion as of December 31, 2023. The net increase was due to loan production of $1.19 billion, offset by payoffs, loan sales, and prepayments of $1.12 billion.
•
Securities increased $40.1 million to $905.8 million at December 31, 2024 from $865.7 million at December 31, 2023, primarily attributable to $196.4 million in securities purchases, offset by $156.2 million in securities maturities and payoffs during 2024.
•
Deposits were $6.44 billion at December 31, 2024 compared with $6.28 billion at December 31, 2023 as non-interest bearing demand deposits and money market and savings deposits increased by $93.0 million and $198.9 million, respectively, while time deposits decreased by $129.6 million.
•
Borrowings decreased $62.5 million to $262.5 million at December 31, 2024 compared with $325.0 million at December 31, 2023.
•
Cash dividends were $1.00, $1.00, and $0.94 per share of common stock for the years ended December 31, 2024, 2023 and 2022, respectively.
•
Return on average assets and return on average stockholders’ equity for the year ended December 31, 2024 were 0.83% and 7.97%, respectively, as compared with 1.08% and 10.70%, respectively, for the year ended December 31, 2023, and 1.44% and 14.83%, respectively, for the year ended December 31, 2022.

Results of Operations

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets, and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on loans are affected principally by changes to market interest rates, the demand for such loans, the supply of money available for lending purposes, and other competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, including the imposition of the tariffs, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve.

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

	For the Year Ended
	December 31, 2024			December 31, 2023			December 31, 2022
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$6,110,713	$366,153	5.99%	$5,968,339	$339,811	5.69%	$5,596,564	$257,878	4.61%
Securities (2)	983,434	21,583	2.22%	967,231	16,938	1.78%	949,889	12,351	1.33%
FHLB stock	16,385	1,437	8.76%	16,385	1,229	7.50%	16,385	1,024	6.25%
Interest-bearing deposits in other banks	192,342	9,610	5.00%	230,835	11,350	4.92%	236,678	2,560	1.08%
Total interest-earning assets	7,302,874	398,783	5.46%	7,182,790	369,328	5.15%	6,799,516	273,813	4.03%

Noninterest-earning assets:
Cash and due from banks	55,830			62,049			66,993
Allowance for credit losses	(68,553)			(70,501)			(73,094)
Other assets	248,820			240,779			247,838
Total assets	$7,538,971			$7,415,117			$7,041,253

Liabilities and stockholders' equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$83,807	$119	0.14%	$97,388	$117	0.12%	$121,992	$100	0.08%
Money market and savings	1,870,541	68,304	3.65%	1,547,911	44,066	2.85%	2,025,961	12,753	0.63%
Time deposits	2,433,516	114,269	4.70%	2,371,520	90,525	3.82%	1,136,073	13,085	1.15%
Total interest-bearing deposits	4,387,864	182,692	4.16%	4,016,819	134,708	3.35%	3,284,026	25,938	0.79%
Borrowings	154,193	6,746	4.38%	197,409	6,867	3.48%	148,047	2,382	1.61%
Subordinated debentures	130,325	6,571	5.04%	129,708	6,482	5.00%	149,891	7,846	5.23%
Total interest-bearing liabilities	4,672,382	196,009	4.20%	4,343,936	148,057	3.41%	3,581,964	36,166	1.01%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,920,492			2,173,813			2,665,646
Other liabilities	165,288			149,460			109,847
Stockholders' equity	780,809			747,908			683,796
Total liabilities and stockholders' equity	$7,538,971			$7,415,117			$7,041,253

Net interest income (taxable equivalent basis)		$202,774			$221,271			$237,647

Cost of deposits (3)			2.90%			2.18%			0.44%
Net interest spread (taxable equivalent basis) (4)			1.27%			1.74%			3.02%
Net interest margin (taxable equivalent basis)(5)			2.78%			3.08%			3.50%

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

	Year Ended December 31,
	2024 vs 2023			2023 vs 2022
	Increases (Decreases) Due to Change In			Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$7,159	$19,183	$26,342	$17,046	$64,887	$81,933
Securities (2)	284	4,361	4,645	225	4,362	4,587
FHLB stock	(3)	211	208	—	205	205
Interest-bearing deposits in other banks	(1,924)	184	(1,740)	(63)	8,853	8,790
Total interest and dividend income (taxable equivalent) (2)	$5,516	$23,939	$29,455	$17,208	$78,307	$95,515

Interest expense:
Demand: interest-bearing	$(17)	$19	$2	$(20)	$37	$17
Money market and savings	9,064	15,174	24,238	(2,467)	33,780	31,313
Time deposits	2,118	21,626	23,744	14,230	63,210	77,440
Borrowings	(1,524)	1,403	(121)	617	3,868	4,485
Subordinated debentures	31	58	89	(1,056)	(308)	(1,364)
Total interest expense	$9,672	$38,280	$47,952	$11,304	$100,587	$111,891
Change in net interest income (taxable equivalent) (2)	$(4,156)	$(14,341)	$(18,497)	$5,904	$(22,280)	$(16,376)

(1)
Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)
Amounts calculated on a fully equivalent basis using the current statutory federal tax rate of 21%.

2024 Compared to 2023

Interest income, on a taxable equivalent basis, increased $29.5 million, or 8.0%, to $398.8 million for the year ended December 31, 2024 from $369.3 million for the year ended December 31, 2023. Interest expense increased $48.0 million, or 32.4%, to $196.0 million for 2024, from $148.1 million in 2023. Net interest income, on a taxable equivalent basis, decreased by $18.5 million, or 8.4%, to $202.8 million in 2024, from $221.3 million in 2023. The decrease in net interest income was due to higher rates paid on deposits and borrowings, and a higher average balance of deposits, offset partially by higher yields and average balances of loans. The net interest spread and net interest margin, on a taxable equivalent basis, for the year ended December 31, 2024 were 1.27% and 2.78%, respectively, compared with 1.74% and 3.08%, respectively, for 2023.

The average balance of interest earning assets increased $120.1 million, or 1.7%, to $7.30 billion for the year ended December 31, 2024 from $7.18 billion for 2023. The increase in the average balance of interest-earning assets was due mainly to a $142.4 million increase in the average balance of loans, from $5.97 billion in 2023, to $6.11 billion in 2024. Average loans were 83.7% of average interest earning assets for 2024, an increase from 83.1% for 2023. The average balance of securities increased $16.2 million, or 1.7%, to $983.4 million in 2024 from $967.2 million for 2023. The average balance of interest-bearing liabilities increased $328.4 million, or 7.6%, to $4.67 billion for 2024 compared to $4.34 billion in 2023. The average balance of money market and savings and time deposits accounts increased $322.6 million and $62.0 million, respectively, offset by decreases in the average balance of borrowings and interest-bearing demand deposits of $43.2 million and $13.6 million, respectively.

The average yield on interest-earning assets, on a taxable equivalent basis, increased 31 basis points to 5.46% in 2024 from 5.15% in 2023, due mainly to the increase in the yields on loans and securities. The average yield on loans increased to 5.99% for the year ended December 31, 2024 from 5.69% for 2023, primarily due to the continued increase in market interest rates in 2024. The average yield on securities, on a taxable equivalent basis, increased to 2.22% for 2024 from 1.78% for 2023. The average rate paid on interest-bearing liabilities increased by 79 basis points to 4.20% for 2024 from 3.41% for 2023. The increase reflected the higher cost of interest-bearing deposits, the greater percentage of time deposits in the deposit portfolio, and the increase in the average rate on borrowings due to increases in market rates in 2024. The average rate on interest-bearing deposits increased from 3.35% in 2023, to 4.16% in 2024. The average rate on borrowings increased from 3.48% in 2023, to 4.38% in 2024.

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

2024 Compared to 2023

Credit loss expense for 2024 was $4.4 million, compared with a credit loss expense of $4.3 million for 2023. The 2024 credit loss expense was comprised of a $4.8 million provision for credit losses and a $0.4 million recovery for off-balance sheet items. The credit loss expense for 2023 was comprised of a $4.9 million provision for loan losses and a $0.6 million recovery for off-balance sheet items.

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

Noninterest Income

The following table sets forth the various components of noninterest income for the years indicated:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Service charges on deposit accounts	$9,381	$10,147	$11,488
Trade finance and other service charges and fees	5,309	4,832	4,805
Servicing income	2,993	3,177	2,757
Bank-owned life insurance income	1,578	792	832
All other operating income	3,883	5,458	4,840
Service charges, fees and other	23,144	24,406	24,722
Gain on sale of SBA loans	6,112	5,701	9,478
Gain on sale of mortgage loans	1,469	—	—
Net gain (loss) on sales of securities	—	(1,871)	—
Gain on sale of bank premises	860	4,000	—
Legal settlement	—	1,943	—
Total noninterest income	$31,585	$34,179	$34,200

2024 Compared to 2023

For the year ended December 31, 2024, noninterest income was $31.6 million, a decrease of $2.6 million, or 7.6%, compared to $34.2 for the same period in 2023, due primarily to a $4.0 million gain on the sale-leaseback of a branch property in 2023 and a $0.8 million decrease in service charges on deposits due primarily to a decrease in money service business volume. Those items were partially offset by a $1.5 million gain on the sale of mortgage loans, and a $0.9 million gain from the sale and leaseback of a branch property in 2024. Gain on sale of SBA loans increased $0.4 million due to an increase in trade premiums to 8.18% for 2024, from 7.12% for 2023. Bank-owned life insurance income increased by $0.8 million due primarily to a $0.3 benefit received in 2024 and a $0.3 million impairment allowance in 2023.

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

Noninterest Expense

The following table sets forth various components of noninterest expense for the years indicated:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Salaries and employee benefits	$83,368	$81,398	$76,140
Occupancy and equipment	17,845	18,340	17,648
Data processing	14,876	13,695	13,134
Professional fees	6,956	6,255	5,692
Supplies and communications	2,261	2,479	2,638
Advertising and promotion	3,028	3,105	3,637
All other operating expenses	13,173	11,306	11,386
Subtotal	141,507	136,578	130,275
Branch consolidation expense	301	—	—
Other real estate owned income	(1,483)	(166)	(6)
Repossessed personal property expense	1,010	115	15
Total noninterest expense	$141,335	$136,527	$130,284

2024 Compared to 2023

For the year ended December 31, 2024, noninterest expense was $141.3 million, an increase of $4.8 million, or 3.5%, compared with $136.5 million for 2023. The increase in noninterest expense was due to increases in salaries and employee benefits, data processing, professional fees, and other operating expenses. Salaries and employee benefits increased $2.0 million, due to higher salaries, group insurance, and share-based compensation expense, offset primarily by capitalized labor costs associated with the Company's investment in a new loan origination system. Data processing expense increased $1.2 million due to an increase in software license and maintenance expense in 2024. Professional fees increased $0.7 million primarily due to increases in legal fees related to loan matters and consulting fees related to the new loan origination system implementation. All other operating expenses increased $1.9 million mainly due to a $0.6 million increase in loan and deposit-related expenses related to loan collection costs and regulatory assessments, a $0.5 million charge related to an SBA loan acquired in a previous acquisition, and a $0.4 million SBA servicing asset recovery in 2023. Other real estate owned income in 2024 primarily consisted of a $1.6 million gain on sale of an other-real-estate-owned property, offset partially by other-real-estate-owned expenses.

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

Income Tax Expense

For the years ended December 31, 2024, 2023 and 2022, income tax expense was $26.4 million, $34.5 million and $39.3 million, respectively. The effective tax rate for the years ended December 31, 2024, 2023 and 2022 was 29.8%, 30.1% and 27.9%, respectively. The lower effective tax rate for 2024 compared with 2023 was due mainly to the decreases in the permanent difference addback and valuation allowance for state net operating loss carryforwards. The higher effective tax rate for 2023 compared with 2022 was due mainly to the increases in the permanent difference addback and valuation allowance for state net operating loss carryforwards.

Income taxes are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 11 — Income Taxes” presented elsewhere herein.

Financial Condition

Securities Portfolio

As of December 31, 2024, our securities portfolio was composed of mortgage-backed securities, collateralized mortgage obligations, debt securities issued by U.S. government agencies and sponsored agencies and tax-exempt municipal bonds. Most of the securities carried fixed interest rates. Other than holdings of U.S. government and agency securities, there were no securities of any one issuer exceeding 10% of stockholders’ equity as of December 31, 2024, 2023 or 2022.

As of December 31, 2024, securities, all of which were classified as available for sale, increased $40.1 million, or 4.6%, to $905.8 million from $865.7 million as of December 31, 2023. The increase was primarily attributable to $196.4 million in securities purchases, partially offset by $156.2 million in payments and maturities.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their cost-weighted average yield, which is calculated using amortized cost as the weight, as of December 31, 2024:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$47,268	4.65%	$41,940	3.80%	$—	—%	$—	—%	$89,208	4.25%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	4	2.93	—	—	18,141	3.38	435,848	1.78	453,993	1.84
Mortgage-backed securities - commercial	1,304	0.68	4,994	2.61	—	—	69,649	2.48	75,947	2.46
Collateralized mortgage obligations	—	—	111	1.29	157	2.72	182,285	4.10	182,553	4.09
Debt securities	44,495	0.80	82,281	2.00	—	—	—	—	126,776	1.58
Total U.S. government agency and sponsored agency obligations	45,803	0.80	87,386	2.03	18,298	3.37	687,782	2.47	839,269	2.35
Municipal bonds-tax exempt	—	—	—	—	42,786	1.33	33,300	1.34	76,086	1.34
Total securities available for sale	$93,071	2.75%	$129,326	2.60%	$61,084	1.94%	$721,082	2.41%	$1,004,563	2.44%

Loan Portfolio

As of December 31, 2024, 2023 and 2022, loans receivable (excluding loans held for sale), net of deferred loan costs, discounts and allowance for credit losses, were $6.18 billion, $6.11 billion and $5.90 billion, respectively, representing an increase of $68.3 million, or 1.1%, for 2024 and an increase of $217.4 million, or 3.7% for 2023. The $68.3 million net increase in loans for 2024 was due to production of $1.19 billion, offset by payoffs and prepayments of $1.13 billion. Loan originations in 2024 consisted of $404.7 million of commercial real estate loans, $275.0 million of commercial and industrial loans, $164.3 million of residential/consumer loans, $164.0 million of equipment financing agreements, and $186.7 million of SBA loans.

The table below shows the maturity distribution of outstanding loans (before the allowance for credit losses) as of December 31, 2024. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$154,388	$325,171	$377,884	$143,289	$68,246	$1,068,978
Hospitality	162,272	301,870	286,908	79,847	17,237	848,134
Office	232,760	241,007	74,656	14,032	6,406	568,861
Other	220,703	641,616	353,039	130,629	39,064	1,385,051
Total commercial property loans	770,123	1,509,664	1,092,487	367,797	130,953	3,871,024
Construction	74,605	3,993	—	—	—	78,598
Residential	4,048	28	135	4,596	942,495	951,302
Total real estate loans	848,776	1,513,685	1,092,622	372,393	1,073,448	4,900,924
Commercial and industrial loans	344,144	205,545	133,204	180,538	—	863,431
Equipment financing agreements	34,120	226,156	214,088	12,658	—	487,022
Loans receivable	$1,227,040	$1,945,386	$1,439,914	$565,589	$1,073,448	$6,251,377
Loans with predetermined interest rates	$669,485	$1,335,167	$596,917	$27,192	$253,834	$2,882,595
Loans with variable interest rates	557,555	610,219	842,997	538,397	819,614	3,368,782

The table below shows the maturity distribution of outstanding loans with fixed or predetermined interest rates due after one year, as of December 31, 2024.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$130,663	$286,470	$140,304	$28	$519	$557,984
Hospitality	47,956	163,787	101,772	635	215	314,365
Office	134,738	218,648	17,144	—	—	370,530
Other	199,520	437,027	111,158	5,711	3,298	756,714
Total commercial property loans	512,877	1,105,932	370,378	6,374	4,032	1,999,593
Construction	—	—	—	—	—	—
Residential	1,492	28	23	2,350	249,802	253,695
Total real estate loans	514,369	1,105,960	370,401	8,724	253,834	2,253,288
Commercial and industrial loans	120,996	3,051	12,428	5,810	—	142,285
Equipment financing agreements	34,120	226,156	214,088	12,658	—	487,022
Loans receivable	$669,485	$1,335,167	$596,917	$27,192	$253,834	$2,882,595

The table below shows the maturity distribution of outstanding loans with floating or variable interest rates (including hybrids) due after one year, as of December 31, 2024.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$23,725	$38,701	$237,580	$143,259	$67,727	$510,992
Hospitality	114,316	138,083	185,136	79,212	17,021	533,768
Office	98,022	22,359	57,513	14,032	6,406	198,332
Other	21,183	204,590	241,880	124,918	35,767	628,338
Total commercial property loans	257,246	403,733	722,109	361,421	126,921	1,871,430
Construction	74,605	3,992	—	—	—	78,597
Residential	2,556	—	112	2,246	692,693	697,607
Total real estate loans	334,407	407,725	722,221	363,667	819,614	2,647,634
Commercial and industrial loans	223,148	202,494	120,776	174,730	—	721,148
Equipment financing agreements	—	—	—	—	—	—
Loans receivable	$557,555	$610,219	$842,997	$538,397	$819,614	$3,368,782

As of December 31, 2024, the loan portfolio included the following concentrations of commercial loan types to borrowers in industries that represented greater than 10% of loans receivable:

	Balance as of December 31, 2024	Percentage of Loans Receivable Outstanding
	(dollars in thousands)
Lessor of nonresidential buildings	$1,614,099	25.8%
Hospitality	$845,219	13.5%

Federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. While the Company does not have a concentration in commercial real estate loans from a regulatory standpoint, it continues to refine information reviewed related to commercial real estate and to implement additional monitoring and testing of commercial real estate loans. In this regard, as of December 31, 2024, management has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring loan portfolio performance and stressing of the commercial real estate portfolio under adverse economic conditions.

Loan Quality Indicators

Loans 30 to 89 days past due and still accruing were $18.5 million, $10.3 million and $7.5 million as of December 31, 2024, 2023 and 2022, respectively, representing an increase of $8.2 million, or 79.8%, for 2024 and an increase of $2.8 million or 37.0%, for 2023. The increase for 2024 was primarily attributable to $6.4 million and $1.8 million increases in past due and still accruing residential mortgage loans and commercial and industrial loans, respectively. At December 31, 2024, equipment financing agreements comprised 7.8% of the total loan portfolio, compared with 9.4% at December 31, 2023. Of these, 1.59% were 30 to 89 days delinquent and still accruing at December 31, 2024, compared with 1.37% at December 31, 2023.

At December 31, 2024, 2023 and 2022, there were no loans 90 days or more past due and still accruing interest.

Activity in criticized loans was as follows for the periods indicated:

	Special Mention	Classified
	(in thousands)
December 31, 2024
Balance at beginning of period	$65,315	$31,367
Additions	139,341	19,231
Reductions	(65,043)	(24,915)
Balance at end of period	$139,613	$25,683

December 31, 2023
Balance at beginning of period	$79,013	$46,192
Additions	58,235	16,013
Reductions	(71,933)	(30,838)
Balance at end of period	$65,315	$31,367

Special mention loans increased $74.3 million, or 113.8%, to $139.6 million at December 31, 2024 from $65.3 million at December 31, 2023. The increase in special mention loans included downgrades from pass loans of $139.3 million, offset by upgrades to pass loans of $7.3 million, downgrades to classified loans of $36.2 million, which included a downgrade of a $28.3 million completed construction loan for a memory care and assisted-living facility, and pay downs and payoffs of $21.4 million. Downgrades from pass loans included the downgrade to the special mention category of two commercial real estate loans in the hospitality industry for $109.7 million and a commercial and industrial loan in the health care industry for $20.1 million.

Classified loans decreased $5.7 million, or 18.1%, to $25.7 million at December 31, 2024, from $31.4 million at December 31, 2023. The decrease was primarily attributable to loan upgrades of $0.3 million, pay downs and payoffs of $21.0 million, charge-offs of $3.6 million, and the transfer, after a $1.1 million charge-off, of the $27.2 million construction loan to the held-for-sale nonaccrual category. The decreases were partially offset by loan downgrades totaling $12.1 million, primarily due to $7.0 million commercial real estate office relationship, downgrades of $7.1 million in equipment financing agreements, the downgrade of the $28.3 special mention construction loan, and $7.3 million in other loan downgrades.

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

Except for nonperforming loans discussed below, management is not aware of any loans as of December 31, 2024 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date.

Nonaccrual loans were $14.3 million and $15.5 million as of December 31, 2024 and 2023, respectively, representing a decrease of $1.2 million, or 7.8%, for 2024. The decrease in nonaccrual loans for 2024 resulted from payoffs, paydowns, note sales, or upgrades of $13.6 million, offset by additions to nonperforming loans of $12.4 million. At December 31, 2024, 1.81% of equipment financing agreements were on nonaccrual status compared with 1.25% at December 31, 2023. At December 31, 2024 and 2023, all loans 90 days or more past due were classified as nonaccrual.

The $14.3 million of nonperforming loans as of December 31, 2024 had individually evaluated allowances of $6.2 million, compared with $15.5 million of nonperforming loans with individually evaluated allowances of $3.4 million as of December 31, 2023.

Nonperforming assets were $14.4 million at December 31, 2024, or 0.19% of total assets, compared with $15.6 million, or 0.21%, at December 31, 2023. Additionally, not included in nonperforming assets were repossessed personal property assets associated with equipment finance agreements of $0.6 million and $1.3 million at December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, OREO consisted of one property with a carrying value of $0.1 million.

Individually Evaluated Loans

The Company reviews all loans on an individual basis when they do not share similar risk characteristics with loan pools. Individually evaluated loans are measured for expected credit losses based on the present value of expected cash flows discounted at the effective interest rate, the observable market price, or the fair value of collateral.

Individually evaluated loans were $14.3 million, $15.4 million and $9.8 million as of December 31, 2024, 2023 and 2022, respectively, representing a decrease of $1.2 million, or 7.6%, for 2024, and an increase of $5.6 million, or 56.8%, for 2023. The decrease primarily reflected the payoff of a $1.2 million commercial real estate loan in 2024. Specific allowance allocations associated with individually evaluated loans increased $2.8 million to $6.2 million as of December 31, 2024, compared with $3.4 million as of December 31, 2023, mainly attributed to specific reserve allocation on newly added nonperforming equipment finance agreements.

A borrower is experiencing financial difficulties when there is a probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. The Company may grant a concession by providing principal forgiveness, a term extension, an other-than-insignificant payment delay, interest only, payment deferrals, or an interest rate reduction.

The following tables present loan modifications made to borrowers experiencing financial difficulty by type of modification, with related amortized cost balances, respective percentage of the total class of loans, and the related financial effect, for the periods indicated:

	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
Year ended December 31, 2024
Commercial and industrial loans	$24,474	2.8%	One loan with term extension of six years; one loan with term extension of six months

	Interest Only/Principal Deferment
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
Year ended December 31, 2024
Commercial and industrial loans	$19,748	2.3%	One loan with interest only for six months; one loan with interest only for 12 months

No loans were modified to borrowers with financial difficulties for which a concession was made during the years ended December 31, 2023 and 2022.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

The Company’s estimate of the allowance for credit losses at December 31, 2024 and 2023 reflected losses expected over the remaining contractual life of the assets based on historical, current, and forward-looking information. The contractual term does not consider extensions, renewals or modifications.

Management selected three loss methodologies for the collective allowance estimation. At December 31, 2024, the Company used the discounted cash flow (“DCF”) method to estimate allowances for credit losses for the commercial and industrial loan portfolio, the Probability of Default/Loss Given Default (“PD/LGD”) method for the commercial property, construction and residential property portfolios, and the Weighted Average Remaining Maturity (“WARM”) method to estimate expected credit losses for equipment financing agreements. Loans that do not share similar risk characteristics are individually evaluated for allowances.

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

For the years ended December 31, 2024 and 2023, the Company relied on the economic projections from Moody’s to inform its loss driver forecasts over the four-quarter forecast period.

The methodology for calculating the allowance for credit losses is discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies.”

The Company considers historical and forecast periods in addition to current conditions and applies various qualitative factors derived from market, industry or business specific data, changes in the underlying portfolio composition, trends relating to credit quality, delinquent and nonperforming loans and adversely-rated equipment financing agreements, and reasonable and supportable forecasts of economic conditions.

The table below presents the allowance for credit losses by portfolio segment as a percentage of the total allowance for credit losses and loans by portfolio segment as a percentage of the aggregate investment of loans receivable for the periods presented:

	As of December 31,
	2024				2023
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$10,171	14.5%	$1,068,978	17.1%	$10,264	14.8%	$1,107,360	17.9%
Hospitality	15,302	21.8	848,134	13.6	15,534	22.4	740,519	12.0
Office	3,935	5.6	568,861	9.1	3,024	4.4	574,981	9.3
Other	8,243	11.8	1,385,051	22.2	8,663	12.4	1,366,534	22.1
Total commercial property loans	37,651	53.7	3,871,024	62.0	37,485	54.0	3,789,394	61.3
Construction	1,664	2.4	78,598	1.3	2,756	4.0	100,345	1.6
Residential	5,784	8.2	951,302	15.2	5,258	7.5	962,661	15.6
Total real estate loans	45,099	64.3	4,900,924	78.5	45,499	65.5	4,852,400	78.5
Commercial and industrial loans	10,006	14.3	863,431	13.8	10,257	14.8	747,819	12.1
Equipment financing agreements	15,042	21.4	487,022	7.7	13,706	19.7	582,215	9.4
Total	$70,147	100.0%	$6,251,377	100.0%	$69,462	100.0%	$6,182,434	100.0%

The following table sets forth certain information regarding certain ratios related to our allowance for credit losses for the periods presented:

	As of and for the Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Ratios:
Allowance for credit losses to loans	1.12%	1.12%	1.20%
Nonaccrual loans to loans	0.23%	0.25%	0.17%
Allowance for credit losses to nonaccrual loans	491.50%	448.89%	726.42%

Balance:
Nonaccrual loans at end of period	$14,272	$15,474	$9,846
Nonperforming loans at end of period	$14,272	$15,474	$9,846

The allowance for credit losses was $70.1 million at December 31, 2024 compared with $69.5 million at December 31, 2023. The allowance for credit losses as a percentage of loans was 1.12% as of December 31, 2024 and 2023. The allowance attributed to loans individually evaluated was $6.2 million at December 31, 2024 compared with $3.4 million at December 31, 2023. The allowance attributed to loans collectively evaluated was $64.0 million at December 31, 2024, compared with $66.1 million at December 31, 2023.

The following table presents a summary of net charge-offs (recoveries) for the loan portfolio:

	For the year ended December 31,
	2024			2023			2022
	Average Loans	Net (Charge-offs) Recoveries	Net (Charge-offs) Recoveries to Average Loans	Average Loans	Net (Charge-offs) Recoveries	Net (Charge-offs) Recoveries to Average Loans	Average Loans	Net (Charge-offs) Recoveries	Net (Charge-offs) Recoveries to Average Loans
	(dollars in thousands)
Commercial real estate loans	$3,874,291	$451	0.01%	$3,769,283	$(322)	(0.01)%	$3,833,043	$(1,041)	(0.03)%
Construction loans	—	226	—	—	—	—	—	—	—
Residential loans	952,709	3	0.00	873,904	7	0.00	541,975	3	—
Commercial and industrial loans	748,077	2,906	0.39	729,382	432	0.06	686,042	654	0.10
Equipment financing agreements	535,636	(7,719)	(1.44)	595,770	(7,160)	(1.20)	535,504	(990)	(0.18)
Total	$6,110,713	$(4,133)	(0.07)%	$5,968,339	$(7,043)	(0.12)%	$5,596,564	$(1,374)	(0.02)%

For the year ended December 31, 2024, gross charge-offs were $11.6 million, a decrease of $4.5 million, or 27.8%, from $16.1 million for 2023, and gross recoveries were $7.5 million, a decrease of $1.6 million, or 17.3%, from $9.0 million for 2023. Net loan charge-offs were $4.1 million, or 0.07% of average loans, compared with net loan charge-offs of $7.0 million, or 0.12% of average loans and net loan charge-offs of $1.4 million or 0.02% of average loans, respectively, for the years ended December 31, 2024, 2023 and 2022. Gross charge-offs for the year ended December 31, 2024 consisted of the $1.1 million charge-off on a nonperforming commercial and industrial loan in the health-care industry and $9.5 million of charge-offs of equipment financing arrangements. Gross recoveries for the year ended December 31, 2024 primarily consisted of a $3.2 million recovery from a troubled loan relationship identified in 2023 and $1.8 million in recoveries on equipment financing arrangements.

The allowance for off-balance sheet exposure as of December 31, 2024, 2023 and 2022 was $2.1 million, $2.5 million and $3.1 million, respectively, representing a decrease of $0.4 million, or 16.2%, in 2024, and a decrease of $0.6 million, or 20.6%, in 2023. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality, prevailing economic conditions and economic forecasts, we believe these allowances were adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of December 31, 2024.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	As of December 31,
	2024		2023		2022
	Balance	Percent	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$2,096,634	32.6%	$2,003,596	31.9%	$2,539,602	41.3%
Interest-bearing:
Demand	80,323	1.2	87,452	1.4	115,573	1.9
Money market and savings	1,933,535	30.0	1,734,659	27.6	1,556,690	25.2
Uninsured amount of time deposits more than $250,000:
Three months or less	225,015	3.5	186,321	3.0	44,828	0.7
Over three months through six months	219,304	3.4	201,085	3.2	123,471	2.0
Over six months through twelve months	202,966	3.2	222,683	3.5	191,248	3.1
Over twelve months	14	—	70,932	1.1	138,451	2.2
All other insured time deposits	1,677,985	26.1	1,773,846	28.2	1,458,209	23.6
Total deposits	$6,435,776	100.0%	$6,280,574	100.0%	$6,168,072	100.0%

Total deposits were $6.44 billion, $6.28 billion and $6.17 billion as of December 31, 2024, 2023 and 2022, respectively, representing an increase of $155.2 million, or 2.5%, for 2024, and an increase of $112.5 million, or 1.8%, for 2023. The increase in total deposits for 2024 was primarily attributable to an increase of $198.9 million in money market and savings accounts and an increase of $93.0 million in non-interest bearing demand deposits, offset by a decrease of $129.6 million in time deposits. The changes in the deposit composition from 2023 to 2024 were primarily due to the success in retaining money market and savings and noninterest-bearing deposits in the fourth quarter of 2024, when deposit rates began to decline. At December 31, 2024, the loan-to-deposit ratio was 97.1% compared with 98.4% at December 31, 2023.

The average balance of deposits for the years ended December 31, 2024, 2023 and 2022 was $6.31 billion, $6.19 billion and $5.95 billion, respectively. The average balance of deposits increased 1.9%, 4.0% and 7.0% in 2024, 2023 and 2022, respectively.

As of December 31, 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.72 billion. The aggregate amount of our uninsured time deposits was $647.3 million. Other uninsured deposits, such as demand deposits and money market and savings deposits were $2.07 billion. In addition, $1.21 billion of total uninsured deposits were in accounts with balances of $5.0 million or more at December 31, 2024.

The Bank’s wholesale funds historically consisted of FHLB advances, brokered deposits, as well as State of California time deposits. As of December 31, 2024 and 2023, the Bank had $262.5 million and $325.0 million of FHLB advances, and $60.7 million and $58.3 million of brokered deposits, respectively. The Bank had $120.0 million of State of California time deposits at both December 31, 2024 and 2023.

Borrowings and Subordinated Debentures

Borrowings mostly take the form of FHLB advances. At December 31, 2024, FHLB advances were $262.5 million, a decrease of $62.5 million from $325.0 million at December 31, 2023, as funds from deposit growth not used to fund loan production were used to pay off borrowings. At December 31, 2024, the Bank had $37.5 million in term advances and $225.0 million in FHLB open advances. FHLB term advances and open advances were $112.5 million and $212.5 million, respectively, at December 31, 2023.

The following is a summary of contractual maturities of FHLB advances greater than twelve months:

	December 31, 2024		December 31, 2023
FHLB of San Francisco	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Advances due over 12 months through 24 months	$37,500	4.58%	$12,500	1.90%
Advances due over 24 months through 36 months	—	—	62,500	4.37
Outstanding advances over 12 months	$37,500	4.58%	$75,000	3.96%

The following is financial data pertaining to FHLB advances:

	As of December 31,
	2024	2023	2022
	(dollars in thousands)
Weighted-average interest rate at end of year	4.75%	4.69%	3.57%
Weighted-average interest rate during the year	4.37%	3.48%	1.52%
Average balance of FHLB advances	$154,112	$197,390	$148,027
Maximum amount outstanding at any month-end	$350,000	$450,000	$350,000

Subordinated debentures were $130.6 million as of December 31, 2024 and $130.0 million as of December 31, 2023. Subordinated debentures were comprised of fixed-to-floating subordinated notes of $108.5 million and $108.3 million as of December 31, 2024 and 2023, respectively, and junior subordinated deferrable interest debentures of $22.1 million and $21.7 million as of December 31, 2024 and 2023, respectively. See “Note 10 - Subordinated Debentures” to the consolidated financial statements for more details.

Stockholder's Equity

Stockholders’ equity at December 31, 2024 was $732.2 million, an increase of $30.3 million from $701.9 million at December 31, 2023. 2024 net income, net of $30.4 million of dividends paid, added $31.8 million to stockholders' equity for the period. In addition, the increase during 2024 includes a $1.8 million decrease in unrealized after-tax losses on securities available for sale due to changes in intermediate-term interest rates. During 2024, Hanmi repurchased 369,500 shares of its common stock at an average share price of $17.09 for a total cost of $6.3 million. At December 31, 2024, 1,230,500 shares remain under the Company’s share repurchase program.

Interest Rate Risk Management

The financial performance of the Company is impacted by changes in interest rates because the Company's primary source of income is derived from its net interest income, which represents the spread between the interest income it receives on its interest-earning assets and the interest expense it pays on its interest-bearing liabilities. We emphasize capital protection through stable earnings rather than maximizing yield. In order to achieve stable earnings, we prudently manage our assets and liabilities and closely monitor the percentage changes in net interest income and equity value in relation to limits established within our guidelines.

The Company performs simulation modeling to measure sensitivity of its interest-earning assets and interest-bearing liabilities to changes in interest rates. It consists of forecasting the net interest income and measuring the economic value of equity in scenarios of instantaneous parallel shifts in the yield curve, and measuring changes from the current rate scenario. The following table summarizes the results as of December 31, 2024. The results are compared to policy limits, which for net interest income, specify the maximum tolerance level over a 1- to 12-month and a 13- to 24-month horizon.

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest Rate	Dollar	Percentage	Dollar	Percentage
(basis points)	Change	Change	Change	Change
	(dollars in thousands)
300	$11,388	4.45%	$36,228	12.52%
200	$7,484	2.92%	$23,794	8.22%
100	$4,320	1.69%	$13,104	4.53%
(100)	$(5,864)	(2.29%)	$(16,756)	(5.79%)
(200)	$(12,019)	(4.69%)	$(36,110)	(12.48%)
(300)	$(17,287)	(6.75%)	$(56,043)	(19.37%)

	Economic Value of Equity (EVE)

	Dollar	Percentage
Change in Interest Rate	Change	Change
	(dollars in thousands)
300	$33,661	4.18%
200	$26,077	3.24%
100	$19,974	2.48%
(100)	$(37,960)	(4.72%)
(200)	$(94,131)	(11.70%)
(300)	$(166,643)	(20.72%)

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

The Company’s ability to pay dividends to shareholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFPI, in an amount not exceeding the greatest of: (1) retained earnings of the Bank; (2) net income of the Bank for its last fiscal year; or (3) the net income of the Bank for its current fiscal year. The Company paid $30.4 million ($1.00 per share), $30.5 million ($1.00 per share), and $28.6 million ($0.94 per share) in dividends in 2024, 2023, and 2022, respectively. As of January 1, 2025, after giving effect to the 2025 first quarter dividend declared by the Company, the Bank has the ability to pay $119.6 million of dividends without the prior approval of the Commissioner of the DFPI.

At December 31, 2024, the Bank’s total risk-based capital ratio was 14.43%, Tier 1 risk-based capital ratio was 13.36%, common equity Tier 1 capital ratio was 13.36%, and Tier 1 leverage capital ratio was 11.47%, placing the Bank in the “well capitalized” category, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00%, Tier 1 risk-based capital ratio equal to or greater than 8.00%, common equity Tier 1 capital ratio of 6.50%, and Tier 1 leverage capital ratio equal to or greater than 5.00%.

At December 31, 2024, the Company’s total risk-based capital ratio, Tier 1 risk-based capital ratio, common equity Tier 1 capital ratio and Tier 1 leverage capital ratio were 15.24%, 12.46%, 12.11%, and 10.63%, respectively, all of which exceeded the Company’s regulatory capital ratio requirements.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed as a part of this Report are set forth on pages 57 through 113.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2024, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that as of December 31, 2024, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of Hanmi Financial’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, management concluded that Hanmi Financial maintained effective internal control over financial reporting as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements of Hanmi Financial and its subsidiaries, has issued an audit report on the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2024 in accordance with the standards of Public Company Accounting Oversight Board (United States).

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the sections of Hanmi Financial Corporation’s Definitive Proxy Statement to be filed with the SEC in connection with its 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) entitled “Election of Directors,” “Corporate Governance Principles and Board Matters,” “Executive Compensation — Officers”, “Beneficial Ownership of Principal Stockholders and Management — Delinquent Section 16(a) Reports”, and “Insider Trading Policy and Arrangements”.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the sections of the 2025 Proxy Statement entitled “Corporate Governance and Board Matters — Director Compensation,” “— CHR Committee Interlocks and Insider Participation” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management not otherwise included herein is incorporated by reference to the 2025 Proxy Statement under the heading “Beneficial Ownership of Principal Stockholders and Management.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the total number of shares available for issuance under the Company’s equity compensation plans as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,000	$24.83	866,878
Equity compensation plans not approved by security holders	—	—	—
Total equity compensation plans	3,000	$24.83	866,878

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the sections of the 2025 Proxy Statement entitled “Corporate Governance and Board Matters — Director Independence” and “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the section of the 2025 Proxy Statement entitled “Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “Audit and Non-Audit Fees.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Hanmi Financial Corporation and Subsidiaries

Los Angeles, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hanmi Financial Corporation and Subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans – Probability of Default / Loss Given Default Model

The allowance for credit losses on loans (as described in Note 1) is an estimate of expected credit losses, measured over the contractual life of the loans based on historical, current, and forward-looking information. The Company reported a gross loan portfolio of $6.3 billion and a related allowance for credit losses (ACL) on loans of $70.1 million at December 31, 2024. The Company employed a Probability of Default / Loss Given Default (PD/LGD) method for the commercial property, construction, and residential real estate property portfolios. At December 31, 2024, the PD/LGD model was applied to 79% of the loan portfolio.

The PD and LGD assumptions are largely based on internal default and loss history but may employ the use of third-party proxy loan information when insufficient loss history exists internally. The use of proxy loan information requires judgment to assess expected performance of the credit portfolio.

We consider the Company’s allowance for credit losses on loans for the portion of the portfolio using the PD/LGD model a critical audit matter, particularly as it pertains to management’s judgments employed in the application of the model. Auditing management’s PD/LGD model involved especially subjective auditor judgment in applying and evaluating audit procedures and required significant effort, including the need to involve firm valuation specialists.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of controls over the PD/LGD modeling techniques, including:

o
The completeness and accuracy of internal data
o
ACL model validation, with the assistance of third-party valuation experts
o
Reasonableness of management’s judgments and significant assumptions over significant inputs

•
Substantively testing management's process, including evaluating management’s judgments and assumptions, for developing the estimate of the allowance for credit losses derived with the PD/LGD model, which included:
o
Testing management’s methodology and conceptual soundness of the PD/LGD model, for which we used Crowe LLP valuation specialists to assist with the validation of the model outputs;
o
Evaluating the reasonableness of management’s judgments over the selection of proxy loan information when applicable, including evaluating whether judgments were applied as described within the model;
o
Evaluating the relevance and reliability of external data used to inform management’s judgments;
o
Evaluating the procedures and results of the Company’s model validation, as well as management’s responses to results.

/s/ Crowe LLP

We have served as the Company's auditor since 2019.

Los Angeles, California

February 28, 2025

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands except share data)

	December 31,
	2024	2023

Assets
Cash and due from banks	$304,800	$302,324
Securities available for sale, at fair value (amortized cost of $1,004,563 and $967,031 as of December 31, 2024 and 2023, respectively)	905,798	865,739
Loans held for sale, at the lower of cost or fair value	8,579	12,013
Loans receivable, net of allowance for credit losses of $70,147 and $69,462 as of December 31, 2024 and 2023, respectively	6,181,230	6,112,972
Accrued interest receivable	22,937	23,371
Premises and equipment, net	21,404	21,959
Customers' liability on acceptances	1,226	625
Servicing assets	6,457	7,070
Goodwill and other intangible assets, net	11,031	11,099
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	44,901	35,226
Bank-owned life insurance	57,168	56,335
Prepaid expenses and other assets	96,009	105,223
Total assets	$7,677,925	$7,570,341

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,096,634	$2,003,596
Interest-bearing	4,339,142	4,276,978
Total deposits	6,435,776	6,280,574
Accrued interest payable	34,824	39,306
Bank's liability on acceptances	1,226	625
Borrowings	262,500	325,000
Subordinated debentures ($136,800 and $136,800 face amount less unamortized discount and debt issuance costs of $6,162 and $6,788 as of December 31, 2024 and 2023, respectively)	130,638	130,012
Accrued expenses and other liabilities	80,787	92,933
Total liabilities	6,945,751	6,868,450
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 34,151,464 shares (30,195,999 shares outstanding) and 33,918,035 shares (30,368,655 shares outstanding) as of December 31, 2024 and 2023, respectively	34	34
Additional paid-in capital	591,069	586,912
Accumulated other comprehensive loss, net of tax benefit of $28,576 and $29,058 as of December 31, 2024 and 2023, respectively	(70,723)	(71,928)
Retained earnings	350,869	319,048
Less: treasury stock; 3,955,465 shares and 3,549,380 shares as of December 31, 2024 and 2023, respectively	(139,075)	(132,175)
Total stockholders’ equity	732,174	701,891
Total liabilities and stockholders’ equity	$7,677,925	$7,570,341

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Interest and dividend income:
Interest and fees on loans receivable	$366,153	$339,811	$257,878
Interest on securities	21,583	16,938	12,351
Dividends on FHLB stock	1,436	1,229	1,024
Interest on deposits in other banks	9,611	11,350	2,560
Total interest and dividend income	398,783	369,328	273,813
Interest expense:
Interest on deposits	182,692	134,708	25,938
Interest on borrowings	6,746	6,867	2,249
Interest on subordinated debentures	6,571	6,482	7,979
Total interest expense	196,009	148,057	36,166
Net interest income before credit loss expense	202,774	221,271	237,647
Credit loss expense	4,419	4,342	836
Net interest income after credit loss expense	198,355	216,929	236,811
Noninterest income:
Service charges on deposit accounts	9,381	10,147	11,488
Trade finance and other service charges and fees	5,309	4,832	4,805
Gain on sale of SBA loans	6,112	5,701	9,478
Gain on sale of mortgage loans	1,469	—	—
Net gain (loss) on sales of securities	—	(1,871)	—
Other operating income	9,314	15,370	8,429
Total noninterest income	31,585	34,179	34,200
Noninterest expense:
Salaries and employee benefits	83,368	81,398	76,140
Occupancy and equipment	18,146	18,340	17,648
Data processing	14,876	13,695	13,134
Professional fees	6,956	6,255	5,692
Supplies and communications	2,261	2,479	2,638
Advertising and promotion	3,028	3,105	3,637
Other operating expenses	12,700	11,255	11,395
Total noninterest expense	141,335	136,527	130,284
Income before tax	88,605	114,581	140,727
Income tax expense	26,404	34,540	39,333
Net income	$62,201	$80,041	$101,394
Basic earnings per share	$2.06	$2.63	$3.33
Diluted earnings per share	$2.05	$2.62	$3.32
Weighted-average shares outstanding:
Basic	30,019,815	30,269,740	30,299,148
Diluted	30,102,336	30,330,258	30,392,057

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$62,201	$80,041	$101,394
Other comprehensive income (loss), net of tax:
Unrealized gain (loss):
Unrealized holding gain (loss) on available for sale securities	2,527	21,795	(113,094)
Unrealized gain (loss) on cash flow hedge	(2,373)	306	—
Unrealized gain (loss)	154	22,101	(113,094)
Income tax benefit (expense) related to items of other comprehensive income	(41)	(6,351)	32,552
Other comprehensive income (loss), net of tax	113	15,750	(80,542)

Reclassification adjustment for losses included in net earnings	1,533	1,871	—
Income tax benefit related to reclassification adjustment	(441)	(564)	—
Reclassification adjustment for losses included in net earnings, net of tax	1,092	1,307	—
Other comprehensive income (loss), net of tax	1,205	17,057	(80,542)
Total comprehensive income	$63,406	$97,098	$20,852

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders’
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at December 31, 2021	33,603,839	(3,196,578)	30,407,261	$33	$580,796	$(8,443)	$196,784	$(125,753)	$643,417
Stock options exercised	—	1,500	1,500	—	19	—	—	—	19
Issuance of awards pursuant to equity incentive plans, net of forfeitures	104,395	—	104,395	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,595	—	—	—	2,595
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(27,535)	(27,535)	—	—	—	—	(732)	(732)
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Cash dividends paid (common stock, $0.94/share)	—	—	—	—	—	—	(28,636)	—	(28,636)
Net income	—	—	—	—	—	—	101,394	—	101,394
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(80,542)	—	—	(80,542)
Balance at December 31, 2022	33,708,234	(3,222,613)	30,485,621	$33	$583,410	$(88,985)	$269,542	$(126,485)	$637,515
Stock options exercised	50,000	(35,273)	14,727	—	821	—	—	(821)	—
Issuance of awards pursuant to equity incentive plans, net of forfeitures	159,801	—	159,801	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	2,681	—	—	—	2,681
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(41,494)	(41,494)	—	—	—	—	(785)	(785)
Repurchase of common stock	—	(250,000)	(250,000)	—	—	—	—	(4,084)	(4,084)
Cash dividends paid (common stock, $1.00/share)	—	—	—	—	—	—	(30,535)	—	(30,535)
Net income	—	—	—	—	—	—	80,041	—	80,041
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	16,839	—	—	16,839
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	218	—	—	218
Balance at December 31, 2023	33,918,035	(3,549,380)	30,368,655	$34	$586,912	$(71,928)	$319,048	$(132,175)	$701,891
Stock options exercised	25,000	—	25,000	—	582	—	—	—	582
Issuance of awards pursuant to equity incentive plans, net of forfeitures	208,429	—	208,429	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,575	—	—	—	3,575
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(36,585)	(36,585)	—	—	—	—	(586)	(586)
Repurchase of common stock	—	(369,500)	(369,500)	—	—	—	—	(6,314)	(6,314)
Cash dividends paid (common stock, $1.00/share)	—	—	—	—	—	—	(30,380)	—	(30,380)
Net income	—	—	—	—	—	—	62,201	—	62,201
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	1,804	—	—	1,804
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	(599)	—	—	(599)
Balance at December 31, 2024	34,151,464	(3,955,465)	30,195,999	$34	$591,069	$(70,723)	$350,869	$(139,075)	$732,174

See Accompanying Notes to Consolidated Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$62,201	$80,041	$101,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,464	6,793	12,384
Amortization of servicing assets, net	2,749	2,456	2,672
Share-based compensation expense	3,575	2,681	2,595
Credit loss expense	4,419	4,342	836
Loss on sales of securities	—	1,871	—
Gain on sales of SBA loans	(6,112)	(5,701)	(9,478)
Origination of SBA loans held for sale	(135,806)	(104,998)	(150,825)
Proceeds from sales of loans	137,743	104,250	165,587
Gain on sales of residential loans	1,469	—	—
Change in bank-owned life insurance	(833)	(791)	(639)
Gain on sale of fixed assets	(816)	(3,957)	—
Change in prepaid expenses and other assets	5,779	(28,938)	(24,612)
Change in income tax assets	(9,716)	9,783	24,688
Valuation adjustment on servicing assets	—	(385)	385
Change in accrued interest payable and other liabilities	(17,171)	40,352	22,321
Net cash provided by operating activities	53,945	107,799	147,308
Cash flows from investing activities:
Purchases of securities available for sale	(196,361)	(106,971)	(166,564)
Proceeds from matured, called and repayment of securities	156,160	105,848	105,979
Proceeds from sales of securities available for sale	—	8,149	—
Purchases of loans receivable	(75,159)	(9,657)	(11,200)
Proceeds from sales of mortgage loans	50,352	—	—
Purchases of premises and equipment	(2,620)	(2,419)	(1,926)
Proceeds from disposition of premises and equipment	2,803	7,229	—
Proceeds from sales of other real estate owned ("OREO")	2,273	—	809
Change in loans receivable, excluding purchases and sales	(44,921)	(212,173)	(808,604)
Net cash used in investing activities	(107,473)	(209,994)	(881,506)
Cash flows from financing activities:
Change in deposits	155,202	112,502	381,803
Change in open FHLB advances	12,500	(25,000)	212,500
Proceeds from FHLB term advances	50,000	—	—
Repayments of FHLB term advances	(125,000)	—	(87,300)
Proceeds from exercise of stock options	582	—	19
Cash paid for employee vested shares surrendered due to employee tax liability	(586)	(785)	(732)
Repurchase of common stock	(6,314)	(4,084)	—
Cash dividends paid	(30,380)	(30,535)	(28,636)
Net cash provided by financing activities	56,004	52,098	477,654
Net increase (decrease) in cash and due from banks	2,476	(50,097)	(256,544)
Cash and due from banks at beginning of year	302,324	352,421	608,965
Cash and due from banks at end of period	$304,800	$302,324	$352,421

Supplemental disclosures of cash flow information:
Interest expense paid	$200,491	$116,543	$29,535
Income taxes paid	$41,674	$16,536	$12,728
Non-cash activities:
Transfer of fixed assets to other real estate owned	$655	$—	$117
Transfer of loans to loans held for sale	$45,501	$—	$—
Income tax (expense) benefit related to other comprehensive income items	$(482)	$(6,915)	$32,552
Change in right-of-use asset obtained in exchange for lease liability	$4,254	$8,109	$408
Cashless exercise of stock options	$—	$821	$—

See Accompanying Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Summary of Operations

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is the holding company of Hanmi Bank (the “Bank”).

The Bank is a California state-chartered financial institution, the deposits of which are insured by the FDIC, up to applicable limits. The Bank is a state nonmember bank and, therefore, the FDIC is its primary federal bank regulator. The California Department of Financial Protection and Innovation is the Bank's primary state bank regulator.

The Bank’s primary operations are related to traditional banking activities, including the acceptance of deposits and originating loans and investing in securities. The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American and other ethnic communities. The Bank’s full-service offices are located in markets where many of the businesses are owned by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. As of December 31, 2024, the Bank maintained a network of 32 full-service branch offices and eight loan production offices in California, Texas, Illinois, Virginia, New Jersey, New York, Colorado, Georgia and Washington.

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

Segment Reporting

Through our branch network and lending units, we provide a broad range of financial products and services to individuals and companies. These products include demand, time and savings deposits; and commercial and industrial, real estate and consumer lending. While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, we consider all of our operations to be aggregated in one reportable operating segment. See Note 24 - Segment Reporting, for more information.

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

Changes in the allowance for credit losses are recorded as a provision for or recovery of credit loss expense. Losses are charged against the allowance when management believes the risk of default of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. There were no allowances for credit loss on available for sale debt securities at December 31, 2024 or December 31, 2023.

Accrued interest receivable on available for sale debt securities totaled $3.6 million and $3.3 million at December 31, 2024 and 2023, respectively, and was excluded from the estimate of credit losses.

Loans receivable

Originated loans: Loans (other than SBA loans) are primarily originated by the Company with the intent to hold them for investment and are stated at the principal amount outstanding, net of deferred fees and costs. Net deferred fees and costs include nonrefundable loan fees, direct loan origination costs and initial direct costs. Net deferred fees and costs are recognized as an adjustment to interest income over the contractual life of the loans using the effective interest method or taken into income when the related loans are paid off or sold. The amortization of loan fees and costs is discontinued when a loan is placed on nonaccrual status. Interest income is recorded on an accrual basis in accordance with the terms of the respective loan and includes prepayment penalties. Equipment financing agreements are similar to commercial business loans in that the financing agreements are typically made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business.

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

Allowance for credit losses

The Company calculates its allowance for credit losses by estimating expected credit losses on a collective basis for loans that share similar risk characteristics. Loans that do not share similar risk characteristics with other loans are evaluated for credit losses on an individual basis. The Company segments loans primarily by loan types, including the collateral type, loan purpose, contract term, amortization and payment structure, considering that the same type of loans share similar risk characteristics. Depending on the type of the pool of financial assets with similar risk characteristics, the Company uses a DCF method, a PD/LGD method, or a WARM method to estimate expected credit losses.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of acquired intangible assets arising from an acquisition of equipment financing agreements, and core deposit intangibles recognized in an acquisition of deposits. The acquired intangible assets are initially measured at fair value and then are amortized on the straight-line method over their estimated useful lives while goodwill is not amortized.

Goodwill and other intangible assets are assessed for impairment annually or more frequently if events or changes in circumstances indicate the carrying amount may not be recoverable. The Company performed its annual impairment test and determined no impairment existed as of December 31, 2024.

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

Bank-Owned Life Insurance

We have purchased single premium life insurance policies (“bank-owned life insurance”) on certain current and former officers. The Bank and named beneficiaries of various current covered officers are the beneficiaries under each policy. In the event of the death of a covered officer, the Bank and named beneficiaries of the covered officer will receive the specified insurance benefit from the insurance carrier. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due, if any, that are probable at settlement. Under the Split Dollar Death Benefit Agreements, upon death of an active employee, the designated beneficiary(ies) are eligible to receive benefits, which in the aggregate, totaled $4.3 million at December 31, 2024.

Revenue Recognition

Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), established a principles-based approach to recognizing revenue that applies to all contracts other than those covered by other authoritative U.S. GAAP guidance. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows are also required. The standard’s core principle is that a company shall recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally are required to use more judgment and make more estimates than under prior guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under GAAP, the guidance does not have an impact on revenue most closely associated with our financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including revenue streams associated with our noninterest income. Based on this assessment, the Company concluded that ASU 2014-09 did not change the method in which the Company currently recognizes revenue for these revenue streams.

The Company's noninterest income primarily includes service charges on deposit accounts, trade finance and other service charges and fees, servicing income, bank-owned life insurance income and gains or losses on sale of SBA loans, mortgage loans, and securities. Based on our assessment of revenue streams related to the Company's noninterest income, we concluded that the Company's performance obligations for such revenue streams are typically satisfied as services are rendered. If applicable, the Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers, and records contract assets when services are provided to customers before payment is received or before payment is due. The Company’s noninterest revenue streams are largely based on transactional activities and since the Company generally receives payments for its services during the period or at the time services are provided, there are no contract asset or receivable balances as of December 31, 2024 or 2023. Consideration is often received immediately or shortly after the Company satisfies its performance obligations and revenue is recognized.

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

Earnings per Share

Earnings per share (“EPS”) is calculated on both a basic and a diluted basis. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings. For diluted EPS, the weighted-average number of common shares also included the impact of unvested restricted stock under the treasury method.

Unvested restricted stock containing rights to non-forfeitable dividends are considered participating securities prior to vesting and have been included in the earnings allocation in computing basic and diluted EPS under the two-class method.

Treasury Stock

On April 25, 2024, the Company's board of directors adopted a stock repurchase program, under which the Company may repurchase up to 5.0% of its then outstanding shares, or approximately 1.5 million shares of its common stock. The program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to purchase any particular number of shares. During the year ended December 31, 2024, the Company repurchased 369,500 shares for a total cost of $6.3 million.

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

Accounting Standards Adopted in 2024

ASU 2023-07, Segment Reporting (Topic 280): Segment Reporting: In November 2023, the FASB issued ASU 2023-07 to provide updates that improve reportable segment disclosure requirements, primarily through enhanced disclosures on significant segment expenses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023. The adoption of ASU 2023-07 did not have material effect on the Company’s operating results or financial condition. Segment reporting is included in Note 24 - Segment Reporting.

Recently Issued Accounting Standards Not Yet Effective

ASU 2024-03, Income Statement Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): In November 2024, the FASB issued ASU 2024-03 to require the additional information about specific expense categories in the financial statement notes at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements. The amendments do affect where the information appears in the financial statement notes. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026. The adoption of ASU 2024-03 is not expected to have a material effect on the Company’s operating results or financial condition.

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

Note 2 — Securities

The following is a summary of securities available for sale as of December 31, 2024 and 2023:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
December 31, 2024
U.S. Treasury securities	$89,208	$242	$(521)	$88,929
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	453,993	222	(61,643)	392,572
Mortgage-backed securities - commercial	75,947	24	(13,055)	62,916
Collateralized mortgage obligations	182,553	404	(9,401)	173,556
Debt securities	126,776	9	(3,969)	122,816
Total U.S. government agency and sponsored agency obligations	839,269	659	(88,068)	751,860
Municipal bonds-tax exempt	76,086	—	(11,077)	65,009
Total securities available for sale	$1,004,563	$901	$(99,666)	$905,798

December 31, 2023
U.S. Treasury securities	$86,355	$173	$(1,040)	$85,488
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	504,544	481	(62,697)	442,328
Mortgage-backed securities - commercial	59,973	—	(11,982)	47,991
Collateralized mortgage obligations	106,823	237	(9,649)	97,411
Debt securities	132,215	—	(7,590)	124,625
Total U.S. government agency and sponsored agency obligations	803,555	718	(91,918)	712,355
Municipal bonds-tax exempt	77,121	—	(9,225)	67,896
Total securities available for sale	$967,031	$891	$(102,183)	$865,739

The amortized cost and estimated fair value of securities as of December 31, 2024, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities. Mortgage-backed securities included in the table below may mature before their contractual maturities.

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Within one year	$93,251	$92,646
Over one year through five years	133,408	129,556
Over five years through ten years	90,772	81,833
Over ten years	687,132	601,763
Total	$1,004,563	$905,798

The following table summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2024 or 2023, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(in thousands, except number of securities)
December 31, 2024
U.S. Treasury securities	$(61)	$13,603	6	$(460)	$9,771	3	$(521)	$23,374	9
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(271)	23,276	10	(61,372)	351,793	114	(61,643)	375,069	124
Mortgage-backed securities - commercial	(447)	19,092	5	(12,608)	41,817	14	(13,055)	60,909	19
Collateralized mortgage obligations	(645)	76,963	18	(8,756)	54,020	24	(9,401)	130,983	42
Debt securities	(23)	11,712	3	(3,946)	107,595	21	(3,969)	119,307	24
Total U.S. government agency and sponsored agency obligations	(1,386)	131,043	36	(86,682)	555,225	173	(88,068)	686,268	209
Municipal bonds-tax exempt	—	—	—	(11,077)	65,009	19	(11,077)	65,009	19
Total	$(1,447)	$144,646	42	$(98,219)	$630,005	195	$(99,666)	$774,651	237

December 31, 2023
U.S. Treasury securities	$(57)	$21,024	7	$(983)	$32,449	11	$(1,040)	$53,473	18
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(11)	2,324	5	(62,686)	411,417	118	(62,697)	413,741	123
Mortgage-backed securities - commercial	—	—	—	(11,982)	47,991	15	(11,982)	47,991	15
Collateralized mortgage obligations	(38)	7,074	2	(9,611)	63,610	24	(9,649)	70,684	26
Debt securities	—	—	—	(7,590)	124,625	26	(7,590)	124,625	26
Total U.S. government agency and sponsored agency obligations	(49)	9,398	7	(91,869)	647,643	183	(91,918)	657,041	190
Municipal bonds-tax exempt	—	—	—	(9,225)	67,896	19	(9,225)	67,896	19
Total	$(106)	$30,422	14	$(102,077)	$747,988	213	$(102,183)	$778,410	227

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

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Gross realized gains on sales of securities	$—	$—	$—
Gross realized losses on sales of securities	—	(1,871)	—
Net realized gains (losses) on sales of securities	$—	$(1,871)	$—
Proceeds from sales of securities	$—	8,149	—

Securities available for sale with market values of $29.4 million as of December 31, 2024 were pledged to secure advances from the Federal Reserve Bank (“FRB”) Discount Window and for other purposes as required or permitted by law. Securities available for sale with market values of $24.8 million as of December 31, 2023 were pledged to secure advances from the FRB Discount Window, the Bank Term Funding Program ("BTFP"), and for other purposes as required or permitted by law.

At December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

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

Loans receivable, net

Loans receivable consisted of the following as of the dates indicated:

	December 31,
	2024	2023
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,068,978	$1,107,360
Hospitality	848,134	740,519
Office	568,861	574,981
Other (1)	1,385,051	1,366,534
Total commercial property loans	3,871,024	3,789,394
Construction	78,598	100,345
Residential (2)	951,302	962,661
Total real estate loans	4,900,924	4,852,400
Commercial and industrial loans	863,431	747,819
Equipment financing agreements	487,022	582,215
Loans receivable	6,251,377	6,182,434
Allowance for credit losses	(70,147)	(69,462)
Loans receivable, net	$6,181,230	$6,112,972

(1)
Includes, among other property types, mixed-use, gas station, multifamily, industrial, and faith-based facilities; the remaining real estate categories represent less than 1% of the Bank's total loans receivable.
(2)
Includes $1.3 million and $1.9 million of home equity loans and lines, and $4.1 million and $4.5 million of personal loans at December 31, 2024 and 2023, respectively.

Accrued interest on loans was $19.1 million and $19.8 million at December 31, 2024 and 2023, respectively.

At December 31, 2024 and 2023, loans with carrying values of $2.46 billion and $2.36 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following table details the information on loans held for sale by portfolio segment for the years ended December 31, 2024 and 2023:

	Real Estate & Construction	Commercial and Industrial	Total
	(in thousands)
December 31, 2024
Balance at beginning of period	$8,792	$3,221	$12,013
Originations and transfers	97,085	38,721	135,806
Sales	(101,830)	(37,342)	(139,172)
Principal paydowns and amortization	(53)	(15)	(68)
Balance at end of period	$3,994	$4,585	$8,579

December 31, 2023
Balance at beginning of period	$3,775	$4,268	$8,043
Originations and transfers	65,705	39,293	104,998
Sales	(60,611)	(39,903)	(100,514)
Principal paydowns and amortization	(77)	(437)	(514)
Balance at end of period	$8,792	$3,221	$12,013

Loans held for sale were comprised of $8.6 million and $12.0 million of the guaranteed portion of SBA 7(a) loans at December 31, 2024 and 2023, respectively.

Loan Purchases

The following table presents loans purchased by portfolio segment for the years ended December 31, 2024 and 2023:

	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Total
	(in thousands)
2024	$13,931	$45,306	$15,922	$75,159
2023	$—	$9,657	$—	$9,657

Allowance for credit losses

The following table details the information on the allowance for credit losses by portfolio segment for the years ended December 31, 2024, 2023 and 2022:

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
December 31, 2024
Allowance for credit losses:
Beginning balance	$45,499	$10,257	$13,706	$69,462
Charge-offs	(1,543)	(576)	(9,499)	(11,618)
Recoveries	2,223	3,482	1,780	7,485
Provision (recovery) for credit losses	(1,080)	(3,157)	9,055	4,818
Ending balance	$45,099	$10,006	$15,042	$70,147
December 31, 2023
Allowance for credit losses:
Beginning balance	$44,026	$15,267	$12,230	$71,523
Charge-offs	(627)	(6,657)	(8,806)	(16,090)
Recoveries	312	7,089	1,646	9,047
Provision (recovery) for credit losses	1,788	(5,442)	8,636	4,982
Ending balance	$45,499	$10,257	$13,706	$69,462
December 31, 2022
Allowance for credit losses:
Beginning balance	$48,890	$12,418	$11,249	$72,557
Charge-offs	(1,886)	(524)	(2,312)	(4,722)
Recoveries	848	1,178	1,322	3,348
Provision (recovery) for credit losses	(3,826)	2,195	1,971	340
Ending balance	$44,026	$15,267	$12,230	$71,523

The table below presents the allowance for credit losses by portfolio segment as a percentage of the total allowance for credit losses and loans by portfolio segment as a percentage of the aggregate investment of loans receivable for the years ended December 31, 2024 and 2023:

	December 31, 2024				December 31, 2023
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$10,171	14.5%	$1,068,978	17.1%	$10,264	14.8%	$1,107,360	17.9%
Hospitality	15,302	21.8	848,134	13.6	15,534	22.4	740,519	12.0
Office	3,935	5.6	568,861	9.1	3,024	4.4	574,981	9.3
Other	8,243	11.8	1,385,051	22.2	8,663	12.4	1,366,534	22.1
Total commercial property loans	37,651	53.7	3,871,024	62.0	37,485	54.0	3,789,394	61.3
Construction	1,664	2.4	78,598	1.3	2,756	4.0	100,345	1.6
Residential	5,784	8.2	951,302	15.2	5,258	7.5	962,661	15.6
Total real estate loans	45,099	64.3	4,900,924	78.5	45,499	65.5	4,852,400	78.5
Commercial and industrial loans	10,006	14.3	863,431	13.8	10,257	14.8	747,819	12.1
Equipment financing agreements	15,042	21.4	487,022	7.7	13,706	19.7	582,215	9.4
Total	$70,147	100.0%	$6,251,377	100.0%	$69,462	100.0%	$6,182,434	100.0%

The following table represents the amortized cost basis of collateral dependent loans by class of loans as of December 31, 2024 and 2023, for which repayment is expected to be obtained through the sale of the underlying collateral and any collateral dependent loans that are still accruing but are considered nonperforming.

	December 31,
	2024	2023
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,377	$1,530
Hospitality	215	338
Other	—	305
Total commercial property loans	1,592	2,173
Residential	1,875	1
Total real estate loans	3,467	2,174
Commercial and industrial loans	32	5,178
Total	$3,499	$7,352

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
	(in thousands)
December 31, 2024
Real estate loans:
Commercial property
Risk Rating
Pass / Pass Watch	$533,989	$558,271	$930,190	$800,938	$553,490	$271,209	$101,277	$3,749,364
Special Mention	29,935	—	1,009	—	—	76,524	—	107,468
Classified	541	—	5,658	3,151	72	4,770	—	14,192
Total commercial property	564,465	558,271	936,857	804,089	553,562	352,503	101,277	3,871,024
YTD gross charge-offs	—	—	274	—	—	136	—	410
YTD net charge-offs (recoveries)	—	—	274	—	(21)	(704)	—	(451)

Construction
Risk Rating
Pass / Pass Watch	70,601	7,997	—	—	—	—	—	78,598
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total construction	70,601	7,997	—	—	—	—	—	78,598
YTD gross charge-offs	—	—	—	—	1,133	—	—	1,133
YTD net charge-offs (recoveries)	—	—	—	—	1,132	(1,358)	—	(226)

Residential
Risk Rating
Pass / Pass Watch	127,986	200,316	355,134	145,310	11,164	105,406	4,436	949,752
Special Mention	—	—	—	—	—	—	251	251
Classified	—	—	983	—	316	—	—	1,299
Total residential	127,986	200,316	356,117	145,310	11,480	105,406	4,687	951,302
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(3)	—	(3)

Total real estate loans
Risk Rating
Pass / Pass Watch	732,576	766,584	1,285,324	946,248	564,654	376,615	105,713	4,777,714
Special Mention	29,935	—	1,009	—	—	76,524	251	107,719
Classified	541	—	6,641	3,151	388	4,770	—	15,491
Total real estate loans	763,052	766,584	1,292,974	949,399	565,042	457,909	105,964	4,900,924
YTD gross charge-offs	—	—	274	—	1,133	136	—	1,543
YTD net charge-offs (recoveries)	—	—	274	—	1,111	(2,065)	—	(680)

Commercial and industrial loans:
Risk Rating
Pass / Pass Watch	271,655	59,453	94,385	32,226	12,761	13,360	346,001	829,841
Special Mention	19,473	—	12,401	—	—	20	—	31,894
Classified	—	(5)	196	102	—	215	1,188	1,696
Total commercial and industrial loans	291,128	59,448	106,982	32,328	12,761	13,595	347,189	863,431
YTD gross charge-offs	19	169	168	—	11	207	2	576
YTD net charge-offs (recoveries)	19	169	160	(13)	11	123	(3,375)	(2,906)

Equipment financing agreements:
Risk Rating
Pass / Pass Watch	140,143	144,617	129,764	52,354	8,085	3,563	—	478,526
Special Mention	—	—	—	—	—	—	—	—
Classified	431	1,945	3,851	1,934	129	206	—	8,496
Total equipment financing agreements	140,574	146,562	133,615	54,288	8,214	3,769	—	487,022
YTD gross charge-offs	30	1,456	5,128	2,206	354	325	—	9,499
YTD net charge-offs (recoveries)	30	1,299	4,488	1,826	287	(211)	—	7,719

Total loans receivable:
Risk Rating
Pass / Pass Watch	1,144,374	970,654	1,509,473	1,030,828	585,500	393,538	451,714	6,086,081
Special Mention	49,408	—	13,410	—	—	76,544	251	139,613
Classified	972	1,940	10,688	5,187	517	5,191	1,188	25,683
Total loans receivable	$1,194,754	$972,594	$1,533,571	$1,036,015	$586,017	$475,273	$453,153	$6,251,377
YTD gross charge-offs	49	1,625	5,570	2,206	1,498	668	2	11,618
YTD net charge-offs (recoveries)	49	1,468	4,922	1,813	1,409	(2,153)	(3,375)	4,133

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
	(in thousands)
December 31, 2024
Real estate loans:
Commercial property
Payment performance
Performing	$564,465	$558,271	$936,140	$804,089	$553,562	$351,042	$101,277	$3,868,846
Nonperforming	—	—	717	—	—	1,461	—	2,178
Total commercial property	564,465	558,271	936,857	804,089	553,562	352,503	101,277	3,871,024
YTD gross charge-offs	—	—	274	—	—	136	—	410
YTD net charge-offs (recoveries)	—	—	274	—	(21)	(704)	—	(451)

Construction
Payment performance
Performing	70,601	7,997	—	—	—	—	—	78,598
Nonperforming	—	—	—	—	—	—	—	—
Total construction	70,601	7,997	—	—	—	—	—	78,598
YTD gross charge-offs	—	—	—	—	1,133	—	—	1,133
YTD net charge-offs (recoveries)	—	—	—	—	1,132	(1,358)	—	(226)

Residential
Payment performance
Performing	127,986	200,316	354,562	145,310	11,164	105,406	4,687	949,431
Nonperforming	—	—	1,555	—	316	—	—	1,871
Total residential	127,986	200,316	356,117	145,310	11,480	105,406	4,687	951,302
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(3)	—	(3)

Total real estate loans
Payment performance
Performing	763,052	766,584	1,290,702	949,399	564,726	456,448	105,964	4,896,875
Nonperforming	—	—	2,272	—	316	1,461	—	4,049
Total real estate loans	763,052	766,584	1,292,974	949,399	565,042	457,909	105,964	4,900,924
YTD gross charge-offs	—	—	274	—	1,133	136	—	1,543
YTD net charge-offs (recoveries)	—	—	274	—	1,111	(2,065)	—	(680)

Commercial and industrial loans:
Payment performance
Performing	291,128	59,453	106,863	32,328	12,761	13,498	346,001	862,032
Nonperforming	—	(5)	119	—	—	97	1,188	1,399
Total commercial and industrial loans	291,128	59,448	106,982	32,328	12,761	13,595	347,189	863,431
YTD gross charge-offs	19	169	168	—	11	207	2	576
YTD net charge-offs (recoveries)	19	169	160	(13)	11	123	(3,375)	(2,906)

Equipment financing agreements:
Payment performance
Performing	140,143	144,617	129,442	52,354	8,079	3,563	—	478,198
Nonperforming	431	1,945	4,173	1,934	135	206	—	8,824
Total equipment financing agreements	140,574	146,562	133,615	54,288	8,214	3,769	—	487,022
YTD gross charge-offs	30	1,456	5,128	2,206	354	325	—	9,499
YTD net charge-offs (recoveries)	30	1,299	4,488	1,826	287	(211)	—	7,719

Total loans receivable:
Payment performance
Performing	1,194,323	970,654	1,527,007	1,034,081	585,566	473,509	451,965	6,237,105
Nonperforming	431	1,940	6,564	1,934	451	1,764	1,188	14,272
Total loans receivable	$1,194,754	$972,594	$1,533,571	$1,036,015	$586,017	$475,273	$453,153	$6,251,377
YTD gross charge-offs	49	1,625	5,570	2,206	1,498	668	2	11,618
YTD net charge-offs (recoveries)	49	1,468	4,922	1,813	1,409	(2,153)	(3,375)	4,133

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

(1)
Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision

Nonaccrual Loans and Nonperforming Assets

The following tables represent the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of December 31, 2024 and 2023.

	December 31, 2024
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,480	$277	$—	$1,757
Hospitality	165	249	—	414
Other	—	7	—	7
Total commercial property loans	1,645	533	—	2,178
Construction	—	—	—	—
Residential	1,866	—	—	1,866
Total real estate loans	3,511	533	—	4,044
Commercial and industrial loans	—	1,404	—	1,404
Equipment financing agreements	513	8,311	—	8,824
Total	$4,024	$10,248	$—	$14,272

	December 31, 2023
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,717	$321	$—	$2,038
Hospitality	338	150	—	488
Other	305	18	—	323
Total commercial property loans	2,360	489	—	2,849
Residential	1	—	—	1
Total real estate loans	2,361	489	—	2,850
Commercial and industrial loans	5,213	92	—	5,305
Equipment financing agreements	570	6,749	—	7,319
Total	$8,144	$7,330	$—	$15,474

The Company recognized $0.1 million, $0.2 million and less than $0.1 million of interest income on nonaccrual loans for the twelve months ended December 31, 2024, 2023 and 2022, respectively.

The following is an aging analysis of loans, disaggregated by loan class, and inclusive of nonaccrual loans, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
	(in thousands)
December 31, 2024
Real estate loans:
Commercial property
Retail	$975	$855	$254	$2,084	$1,066,894	$1,068,978
Hospitality	516	(50)	216	682	847,452	848,134
Office	—	212	—	212	568,649	568,861
Other	1,288	—	—	1,288	1,383,763	1,385,051
Total commercial property loans	2,779	1,017	470	4,266	3,866,758	3,871,024
Construction	—	—	—	—	78,598	78,598
Residential	5,129	2,975	980	9,084	942,218	951,302
Total real estate loans	7,908	3,992	1,450	13,350	4,887,574	4,900,924
Commercial and industrial loans	236	132	1,278	1,646	861,785	863,431
Equipment financing agreements	6,154	2,866	5,760	14,780	472,242	487,022
Total loans receivable	$14,298	$6,990	$8,488	$29,776	$6,221,601	$6,251,377

December 31, 2023
Real estate loans:
Commercial property
Retail	$632	$—	$—	$632	$1,106,728	$1,107,360
Hospitality	—	150	22	172	740,347	740,519
Office	—	—	—	—	574,981	574,981
Other	592	—	—	592	1,365,942	1,366,534
Total commercial property loans	1,224	150	22	1,396	3,787,998	3,789,394
Construction	—	—	—	—	100,345	100,345
Residential	521	336	1	858	961,803	962,661
Total real estate loans	1,745	486	23	2,254	4,850,146	4,852,400
Commercial and industrial loans	76	120	5,178	5,374	742,445	747,819
Equipment financing agreements	7,138	2,134	4,551	13,823	568,392	582,215
Total loans receivable	$8,959	$2,740	$9,752	$21,451	$6,160,983	$6,182,434

The following table details nonperforming assets as of the dates indicated:

	As of December 31,
	2024	2023
	(in thousands)
Nonaccrual loans	$14,272	$15,474
Loans receivable 90 days or more past due and still accruing	—	—
Total nonperforming loans receivable	14,272	15,474
Other real estate owned ("OREO")	117	117
Total nonperforming assets	$14,389	$15,591

OREO consisted of one property with a carrying value of $0.1 million as of December 31, 2024 and 2023. OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of December 31, 2024 and 2023.

Loan Modifications

The following tables represent loan modifications at December 31, 2024 made to borrowers experiencing financial difficulty, by type of modification with related amortized cost balances, respective percentage share of the total class of loans, and the related financial effect:

	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
Year ended December 31, 2024
Commercial and industrial loans	$24,474	2.8%	One loan with term extension of six years; one loan with term extension of six months

	Interest Only/Principal Deferment
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
Year ended December 31, 2024
Commercial and industrial loans	$19,748	2.3%	One loan with interest only for six months; one loan with interest only for 12 months

No loans were modified to borrowers experiencing financial difficulty during the twelve months ended December 31, 2023.

Note 4 — Servicing Assets

The changes in servicing assets for the years ended December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$7,070	$7,176
Additions related to sale of loans	2,136	1,965
Amortization	(2,749)	(2,456)
Change in valuation allowance	—	385
Balance at end of period	$6,457	$7,070

At December 31, 2024 and 2023, we serviced loans sold to unaffiliated, non-government sponsored entity parties in the amount of $560.1 million and $539.6 million, respectively. These loans are maintained off-balance sheet and are not included in the loans receivable balance. At December 31, 2024, all of the loans serviced were SBA loans, except for $37.0 million of residential mortgage loans. At December 31, 2023, all of the loans serviced were SBA loans.

The Company recorded servicing fee income of $5.4 million, $5.2 million and $4.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Servicing fee income, net of amortization of servicing assets and liabilities, is included in other operating income in the consolidated statements of income. Amortization expense was $2.7 million, $2.5 million, and $2.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The fair value of servicing rights was $7.9 million at December 31, 2024. Fair value at December 31, 2024 was determined using discount rates ranging from 10.81% to 27.26% and prepayment speeds ranging from 21.20% to 15.44%, depending on the stratification of the specific servicing right. The fair value of servicing rights was $7.7 million at December 31, 2023. Fair value at December 31, 2023 was determined using discount rates ranging from 14.4% to 24.7% and prepayment speeds ranging from 12.2% to 19.7%, depending on the stratification of the specific servicing right.

Note 5 — Premises and Equipment

The following is a summary of the major components of premises and equipment:

	As of December 31,
	2024	2023
	(in thousands)
Land	$4,299	$5,319
Building and improvements	8,842	9,420
Furniture and equipment	33,494	31,014
Leasehold improvements	19,133	20,130
Fixed assets in process	1,726	1,059
	67,494	66,942
Accumulated depreciation and amortization	(46,090)	(44,983)
Total premises and equipment, net	$21,404	$21,959

Depreciation and amortization expense related to premises and equipment was $3.2 million, $3.3 million and $3.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 6 — Leases

The Company enters into leases in the normal course of business primarily for financial centers, back-office operations locations, business development offices, information technology data centers and information technology equipment. At December 31, 2024, the Company’s leases have remaining terms ranging from six days to nine years and six months, some of which include renewal or termination options to extend the lease for up to five years.

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

In determining whether a contract contained a lease, we determined whether an arrangement was or included a lease at contract inception. Operating lease right-of-use asset and liability were recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. The right-of-use asset and lease liability were $35.6 million and $39.8 million, respectively, as of December 31, 2024. The outstanding balances of the right-of-use asset and lease liability were $42.4 million and $46.4 million, respectively, as of December 31, 2023. The right-of-use asset is included in prepaid expenses and other assets and the lease liability is included in accrued expenses and other liabilities in the Company's balance sheet.

In determining the discount rates, since most of our leases do not provide an implicit rate, we used our incremental borrowing rate provided by the FHLB of San Francisco based on the information available at commencement date to calculate the present value of lease payments.

We lease our premises under non-cancelable operating leases. At December 31, 2024, future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2025	$8,353
2026	7,163
2027	6,939
2028	6,488
2029	5,798
Thereafter	9,611
Remaining lease commitments	44,352
Interest	(4,568)
Present value of lease liability	$39,784

For the years ended December 31, 2024, 2023 and 2022, net rental expenses recorded under such leases amounted to $8.9 million, $8.8 million, and $8.3 million, respectively. This included operating lease costs of $9.0 million, $8.7 million and $7.9 million for the twelve months ended December 31, 2024, 2023 and 2022, respectively.

Weighted average remaining lease terms for the Company’s operating leases were 6.35 years and 6.82 years as of December 31, 2024 and 2023, respectively. Weighted average discount rates used for the Company’s operating leases were 3.30% and 2.98% as of December 31, 2024 and 2023, respectively.

Cash paid, and included in cash flows from operating activities, for amounts included in the measurement of the lease liability for the Company's operating leases for the twelve months ended December 31, 2024, 2023 and 2022 was $8.6 million, $8.7 million and $8.0 million, respectively.

Note 7 — Goodwill and other intangibles

The core deposit intangible of $2.2 million was recognized for the deposits acquired in a 2014 acquisition. The third-party originators intangible of $0.5 million and goodwill of $11.0 million were recorded as a result of the acquisition of an equipment financing agreements portfolio in 2016. The Company's intangible assets were as follows for the periods indicated:

		December 31, 2024			December 31, 2023
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Core deposit intangible	10 years	$2,213	$(2,213)	$—	$2,213	$(2,145)	$68
Third-party originators intangible	7 years	—	—	—	483	(483)	—
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$13,244	$(2,213)	$11,031	$13,727	$(2,628)	$11,099

The Company performed an impairment analysis in the fourth quarter of 2024 and determined no impairment existed as of December 31, 2024. No triggering event occurred as of, or subsequent to December 31, 2024, that would require a reassessment of goodwill and other intangible assets. There were no impairment charges related to intangible assets recorded in earnings in the three years ended December 31, 2024.

Note 8 — Deposits

Time deposits more than $250,000 at December 31, 2024 and 2023 were $1.00 billion.

At December 31, 2024, the scheduled maturities of time deposits were as follows:

Year Ending December 31,	Time Deposits More Than $250,000	Other Time Deposits	Total
	(in thousands)
2025	$1,002,785	$1,254,185	$2,256,970
2026	264	19,112	19,376
2027	—	48,630	48,630
2028	—	130	130
2029 & thereafter	—	177	177
Total	$1,003,049	$1,322,234	$2,325,283

A summary of interest expense on deposits was as follows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Demand: interest-bearing	$119	$117	$100
Money market and savings	68,304	44,066	12,753
Time deposits more than $250,000	48,779	42,762	4,457
Other time deposits	65,490	47,763	8,628
Total interest expense on deposits	$182,692	$134,708	$25,938

Accrued interest payable on deposits was $34.8 million and $39.2 million at December 31, 2024 and 2023, respectively. Total deposits reclassified to loans due to overdrafts at December 31, 2024 and 2023 were $1.2 million and $1.6 million, respectively.

Note 9 — Borrowings

Borrowings consisted of FHLB advances, which represent collateralized obligations with the FHLB. The following is a summary of contractual maturities of FHLB advances:

	As of December 31,
	2024		2023
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Open advances	$225,000	4.78%	$212,500	5.70%
Advances due within 12 months	—	—	37,500	0.40
Advances due over 12 months through 24 months	37,500	4.58	12,500	1.90
Advances due over 24 months through 36 months	—	—	62,500	4.37
Outstanding advances	$262,500	4.75%	$325,000	4.69%

The following is financial data pertaining to FHLB advances:

	As of December 31,
	2024	2023	2022
	(dollars in thousands)
Weighted-average interest rate at end of year	4.75%	4.69%	3.57%
Weighted-average interest rate during the year	4.37%	3.48%	1.52%
Average balance of FHLB advances	$154,112	$197,390	$148,027
Maximum amount outstanding at any month-end	$350,000	$450,000	$350,000

We have pledged loans receivable with carrying values of $2.46 billion at December 31, 2024, as collateral with the FHLB for this borrowing facility. The total borrowing capacity available from the pledged collateral is $1.69 billion, of which $1.30 billion remained available at December 31, 2024. At December 31, 2024, the available borrowing capacity through the Federal Reserve Bank of San Francisco Discount Window was $27.6 million on pledged securities with market values of $29.4 million, none of which was outstanding. At December 31, 2023, the available borrowing capacity through the Federal Reserve Bank of San Francisco Discount Window and the BTFP was $23.2 million on pledged securities with market values of $24.8 million, none of which was outstanding.

For the years ended December 31, 2024, 2023 and 2022, interest expense on FHLB advances were $6.7 million, $6.9 million and $2.2 million, respectively, and the weighted-average interest rates were 4.37%, 3.48% and 1.52%, respectively.

Note 10 — Subordinated Debentures

On August 20, 2021, the Company issued Fixed-to-Floating Subordinated Notes (“2031 Notes”) of $110.0 million with a final maturity date of September 1, 2031. The 2031 Notes have an initial fixed interest rate of 3.75% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, up to but excluding September 1, 2026. From and including September 1, 2026 and thereafter, the 2031 Notes will bear interest at a floating rate per annum equal to the Three-Month Term SOFR plus 310 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. If the then current three-month term SOFR rate is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance cost was $2.1 million, which is being amortized through the 2031 Notes maturity date. At December 31, 2024 and 2023, the balance of the 2031 Notes included in the Company’s Consolidated Balance Sheet, net of debt issuance cost, was $108.5 million and $108.3 million, respectively. The amortization of debt issuance cost was $0.2 million for the years ended December 31, 2024, 2023 and 2022.

The Company issued Fixed-to-Floating Subordinated Notes (“2027 Notes”) of $100.0 million on March 21, 2017, with a final maturity on March 30, 2027. The Notes had an initial fixed interest rate of 5.45% per annum, payable semi-annually on March 30 and September 30 of each year. From and including March 30, 2022 and thereafter, the 2027 Notes bore interest at a floating rate equal to the then current three-month LIBOR, as calculated on each applicable date of determination, plus 3.32% payable quarterly. Debt issuance cost was $2.3 million, which was being amortized through the Note’s maturity date.

During the year ended December 31, 2022, the Company redeemed its 2027 Notes. A portion of the redemption was funded with the proceeds from the Company’s 2021 subordinated debt offering. The redemption price for each of the 2027 Notes equaled 100% of the outstanding principal amount redeemed, plus any accrued and unpaid interest thereon. All interest accrued on the 2027 Notes ceased to accrue on and after March 30, 2022. Upon the redemption, the Company recognized a pre-tax charge of $1.1 million for the remaining unamortized debt issuance costs associated with the 2027 Notes. The amortization of debt issuance cost was $1.1 million for the year ended December 31, 2022.

The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005, which issued $26.0 million of Trust Preferred Securities (“TPS”) at a 6.26% fixed rate for the first five years and a variable rate at the three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The rate on the TPS at December 31, 2024 was 6.02%. Beginning September 15, 2023, the variable rate on the TPS changed to the three-month SOFR plus approximately 166 basis points, representing a credit spread of 140 basis points and an approximate 26 basis point adjustment to convert three-month LIBOR to three-month SOFR. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At December 31, 2024 and 2023, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $4.7 million and $5.1 million, was $22.1 million and $21.7 million, respectively. The amortization of discount was $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Unrecognized tax benefits at beginning of year	$258	$258	$258
Gross decreases for tax positions of prior years	(258)	—	—
Unrecognized tax benefits at end of year	$—	$258	$258

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $0 as of December 31, 2024 and $0.3 million as of December 31, 2023 and 2022. The Company records interest expense and penalties related to unrecognized tax benefits in income tax expense. The amount of accrued interest was $0 and less than $0.1 million at December 31, 2024 and 2023, respectively. The amount of penalties accrued was $0 and less than $0.1 million at December 31, 2024 and 2023, respectively.

For the year ended December 31, 2024, unrecognized tax benefits decreased by $0.3 million related to California Enterprise Zone hiring credits. For the years ended December 31, 2023 and 2022, there was no change to unrecognized tax benefits related to California Enterprise Zone hiring credits.

We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest and penalties are included within accrued expenses and liabilities on the Consolidated Balance Sheets.

As of December 31, 2024, the Company is subject to examination by federal and various state tax authorities for certain years ending December 31, 2020 through 2023. As of December 31, 2024, the Company is under audit with the state of California for tax years 2020 and 2021.

A summary of the provision for income taxes was as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current expense:
Federal	$18,139	$26,336	$1,310
State	11,704	13,610	304
Total current expense	29,843	39,946	1,614
Deferred expense (benefit):
Federal	$(2,009)	(4,980)	27,674
State	(1,430)	(426)	10,045
Total deferred expense	(3,439)	(5,406)	37,719
Income tax expense	$26,404	$34,540	$39,333

Deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Deferred tax assets:
Provision for credit losses	$20,828	$20,745	$21,626
Purchase accounting	1,977	1,467	2,149
Net operating loss carryforward	13,459	13,712	14,590
Unrealized loss on securities available for sale	28,638	29,120	35,973
Lease liability	11,845	13,729	13,029
Tax credits	—	—	1,711
State taxes	2,520	2,741	54
Other	4,548	4,283	3,793
Total deferred tax assets	83,815	85,797	92,925
Deferred tax liabilities:
Mark to market	(30,018)	(32,992)	(38,916)
Depreciation	(885)	(333)	(1,292)
Leases - right of use assets	(10,616)	(12,592)	(11,932)
Other	(2,624)	(2,790)	(2,836)
Total deferred tax liabilities	(44,143)	(48,707)	(54,976)
Valuation allowance	(1,488)	(1,864)	(1,276)
Net deferred tax assets	$38,184	$35,226	$36,673

As of each reporting date, management considers the realization of deferred tax assets based on management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. As of December 31, 2024, management determined that a valuation allowance of $1.5 million was appropriate against certain state net operating losses. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. As of December 31, 2023, management determined that a valuation allowance of $1.9 million was appropriate against certain state net operating losses.

As of December 31, 2024, the Company had net operating loss carryforwards of $4.7 million and $193.3 million for federal and state income tax purposes, respectively. The federal net operating loss carryforwards of $4.7 million expire in 2035. The state net operating loss carryforwards include California of $131.4 million which expire at various dates from 2032 through 2036, and Illinois of $61.9 million which expire at various dates from 2037 through 2038. Management determined that a partial valuation allowance was required against the Illinois net operating loss carryforwards. As of December 31, 2024, the Company had no remaining low-income housing tax credit carryforwards.

Reconciliation between the federal statutory income tax rate and the effective tax rate is shown in the following table:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.00%	21.00%	21.00%
State taxes, net of federal tax benefits	8.77	9.06	7.33
Tax credit - federal	(1.76)	(1.52)	(1.30)
Low-income housing amortization	2.05	1.64	1.34
Other	(0.26)	(0.03)	(0.42)
Effective tax rate	29.80%	30.15%	27.95%

Note 12 — Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income for the year ended December 31, 2024, 2023 and 2022 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Cash Flow Hedge	Tax Benefit (Expense)	Total
	(in thousands)
For the year ended December 31, 2024
Balance at beginning of period	$(101,292)	$306	$29,058	$(71,928)
Other comprehensive income (loss) before reclassification	2,527	(2,373)	(41)	113
Reclassification from accumulated other comprehensive income	—	1,533	(441)	1,092
Net current period other comprehensive income	2,527	(840)	(482)	1,205
Balance at end of period	$(98,765)	$(534)	$28,576	$(70,723)

For the year ended December 31, 2023
Balance at beginning of period	$(124,958)	$—	$35,973	$(88,985)
Other comprehensive income (loss) before reclassification	21,795	306	(6,351)	15,750
Reclassification from accumulated other comprehensive income	1,871	—	(564)	1,307
Net current period other comprehensive income	23,666	306	(6,915)	17,057
Balance at end of period	$(101,292)	$306	$29,058	$(71,928)

For the year ended December 31, 2022
Balance at beginning of period	$(11,864)	$—	$3,421	$(8,443)
Other comprehensive income (loss) before reclassification	(113,094)	—	32,552	(80,542)
Net current period other comprehensive income	(113,094)	—	32,552	(80,542)
Balance at end of period	$(124,958)	$—	$35,973	$(88,985)

For the year ended December 31, 2024, there was a $1.5 million reclassification from accumulated other comprehensive income, to net loss on cash flow hedge in interest income. There was no sale of securities for the year ended December 31, 2024.

For the year ended December 31, 2023, there was a $1.9 million reclassification from accumulated other comprehensive income, to net loss on sales of securities in noninterest income. Net unrealized losses of $1.7 million related to these sold securities had previously been recorded in accumulated other comprehensive income or loss.

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

At December 31, 2024, the Bank’s capital ratios exceeded the minimum requirements to place the Bank in the “well capitalized” category and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.50% must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Bank’s capital conservation buffer was 6.43% and 6.27% and the Company's capital conservation buffer was 6.46% and 6.20% as of December 31, 2024 and 2023, respectively.

The capital ratios of Hanmi Financial and the Bank as of December 31, 2024 and 2023 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2024
Total capital (to risk-weighted assets):
Hanmi Financial	$979,843	15.24%	$514,455	8.00%	N/A	N/A
Hanmi Bank	$927,882	14.43%	$514,406	8.00%	$643,007	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$801,040	12.46%	$385,841	6.00%	N/A	N/A
Hanmi Bank	$859,079	13.36%	$385,804	6.00%	$514,406	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$778,941	12.11%	$289,381	4.50%	N/A	N/A
Hanmi Bank	$859,079	13.36%	$289,353	4.50%	$417,955	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$801,040	10.63%	$301,346	4.00%	N/A	N/A
Hanmi Bank	$859,079	11.47%	$299,771	4.00%	$374,714	5.00%

December 31, 2023
Total capital (to risk-weighted assets):
Hanmi Financial	$947,286	14.95%	$506,891	8.00%	N/A	N/A
Hanmi Bank	$904,153	14.27%	$506,741	8.00%	$633,426	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$773,179	12.20%	$380,168	6.00%	N/A	N/A
Hanmi Bank	$840,046	13.26%	$380,056	6.00%	$506,741	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$751,516	11.86%	$285,126	4.50%	N/A	N/A
Hanmi Bank	$840,046	13.26%	$285,042	4.50%	$411,727	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$773,179	10.37%	$298,277	4.00%	N/A	N/A
Hanmi Bank	$840,046	11.32%	$296,948	4.00%	$371,185	5.00%

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

Loans held for sale – All loans held for sale are SBA loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received, or to be received on the quotes, bids, or pricing indication sheets are indicative of the fact that cost is lower than fair value. At December 31, 2024 and 2023, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2024 and 2023, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Total Fair Value
	(in thousands)
December 31, 2024
Assets:
Securities available for sale:
U.S. Treasury securities	$88,929	$—	$—	$88,929
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	392,572	—	392,572
Mortgage-backed securities - commercial	—	62,916	—	62,916
Collateralized mortgage obligations	—	173,556	—	173,556
Debt securities	—	122,816	—	122,816
Total U.S. government agency and sponsored agency obligations	—	751,860	—	751,860
Municipal bonds-tax exempt	—	65,009	—	65,009
Total securities available for sale	$88,929	$816,869	$—	$905,798
Derivative financial instruments	$—	$4,690	$—	$4,690

Liabilities:
Derivative financial instruments	$—	$5,292	$—	$5,292

December 31, 2023
Assets:
Securities available for sale:
U.S. Treasury securities	$85,488	$—	$—	$85,488
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	442,328	—	442,328
Mortgage-backed securities - commercial	—	47,991	—	47,991
Collateralized mortgage obligations	—	97,411	—	97,411
Debt securities	—	124,625	—	124,625
Total U.S. government agency and sponsored agency obligations	—	712,355	—	712,355
Municipal bonds-tax exempt	—	67,896	—	67,896
Total securities available for sale	$85,488	$780,251	$—	$865,739
Derivative financial instruments	$—	$6,245	$—	$6,245

Liabilities:
Derivative financial instruments	$—	$5,920	$—	$5,920

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of December 31, 2024 and 2023, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
	Total	Prices in Active Markets for Identical Assets	Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs
	(in thousands)
December 31, 2024
Assets:
Collateral dependent loans (1)	$3,467	$—	$—	$3,467
Other real estate owned	117	—	—	117
Repossessed personal property	568	—	—	568

December 31, 2023
Assets:
Collateral dependent loans (2)	$7,352	$—	$—	$7,352
Other real estate owned	117	—	—	117
Repossessed personal property	1,305	—	—	1,305

(1) Consisted of real estate loans of $3.5 million.

(2) Consisted of real estate loans of $2.2 million and commercial and industrial loans of $5.2 million.

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at December 31, 2024 and 2023:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(dollars in thousands)
December 31, 2024
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$1,377	Market approach	Adjustments to market data	(45)% to 30% / (10)%	(1)
Hospitality	215	Market approach	Adjustments to market data	(11)% to 17% / 5%	(1)
Residential	1,875	Market approach	Adjustments to market data	(11)% to 8% / (2)%	(1)
Total real estate loans	3,467

Other real estate owned	$117	Market approach	Adjustments to market data	0% to 5% / 4%	(1)

Repossessed personal property	568	Market approach	Adjustments to market data		(2)

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

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). This standard, among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we have concluded that the carrying amounts approximate fair value, the fair value estimates shown below are based on an exit price notion as of December 31, 2024 and 2023, as required by ASU 2016-01. The financial instruments for which we have concluded that the carrying amounts approximate fair value include: cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits.

The estimated fair values of financial instruments were as follows:

	December 31, 2024
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$304,800	$304,800	$—	$—
Securities available for sale	905,798	88,929	816,869	—
Loans held for sale	8,579	—	9,229	—
Loans receivable, net of allowance for credit losses	6,181,230	—	—	6,078,567
Accrued interest receivable	22,937	22,937	—	—
Financial liabilities:
Noninterest-bearing deposits	2,096,634	—	2,096,634	—
Interest-bearing deposits	4,339,142	—	—	4,336,429
Borrowings and subordinated debentures	393,138	—	262,183	129,226
Accrued interest payable	34,824	34,824	—	—

	December 31, 2023
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$302,324	$302,324	$—	$—
Securities available for sale	865,739	85,488	780,251	—
Loans held for sale	12,013	—	12,238	—
Loans receivable, net of allowance for credit losses	6,112,972	—	—	6,007,975
Accrued interest receivable	23,371	23,371	—	—
Financial liabilities:
Noninterest-bearing deposits	2,003,596	—	2,003,596	—
Interest-bearing deposits	4,276,978	—	—	4,271,711
Borrowings and subordinated debentures	455,012	—	323,491	128,229
Accrued interest payable	39,306	39,306	—	—

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

Loans receivable, net of allowance for credit losses – The fair value of loans receivable is estimated based on the discounted cash flow approach. To estimate the fair value of the loans, certain loan characteristics such as account types, remaining terms, annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances are considered. Additionally, the Company’s prior charge-off rates and loss ratios as well as various other assumptions relating to credit, interest, and prepayment risks are used as part of valuing the loan portfolio. Subsequently, the loans were individually evaluated by sorting and pooling them based on loan types, credit risk grades, and payment types. Consistent with the requirements of ASU 2016-01 which was adopted by the Company on January 1, 2018, the fair value of the Company's loans receivable is considered to be an exit price notion as of December 31, 2024 (Level 3).

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

Note 15 — Share-Based Compensation

At December 31, 2024, we maintained the 2021 Equity Compensation Plan (the “2021 Plan”), which became effective on May 26, 2021 and the 2013 Equity Compensation Plan (the “2013 Plan” and collectively with the 2021 Plan, the “Plans”). Once the 2021 Plan was adopted, no further grants were permitted to be made under the 2013 Plan. Outstanding awards granted under the 2013 Plan continue to be governed by the 2013 Plan.

The Company may provide awards of options, stock appreciation rights, restricted stock awards, restricted stock unit awards, shares granted as a bonus or in lieu of another award, dividend equivalents, other stock-based awards or performance awards, together with any other right or interest to a participant. Participants include executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. Under the 2021 Plan, we may grant equity incentive awards for up to 1,500,000 shares of common stock. As of December 31, 2024, 866,878 shares were still available for issuance under the 2021 Plan.

The table below provides the share-based compensation expense and related tax benefits for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Share-based compensation expense	$3,575	$2,681	$2,595
Related tax benefits	$1,065	$808	$752

As of December 31, 2024, unrecognized share-based compensation expense was $4.2 million with an average expected recognition period of 1.8 years.

2013 and 2021 Equity Compensation Plans

Stock Options

All stock options granted under the Plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock options granted generally vest based on three to five years of continuous service and expire ten years from the date of grant. New shares of common stock are issued or treasury shares are utilized upon the exercise of stock options. There were no options granted during the three years ended December 31, 2024, 2023 or 2022.

The following information under the Plans is presented for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Total intrinsic value of options exercised (1)	$61	$343	$20
Cash received from options exercised	$582	$—	$19

(1)
Intrinsic value represents the difference between the closing stock price on the exercise date and the exercise price, multiplied by the number of options.

The following is a summary of stock option transactions under the Plans for the periods indicated:

	Year Ended December 31,
	2024		2023		2022
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Options outstanding at beginning of period	61,000	$22.73	111,000	$19.89	115,938	$19.58
Options exercised	(25,000)	$25.75	(50,000)	23.29	(1,500)	$12.54
Options expired	(33,000)	$22.10	—	$—	(3,438)	$12.54
Options outstanding at end of period	3,000	$24.83	61,000	$22.73	111,000	$19.89
Options exercisable at end of period	3,000	$24.83	61,000	$22.73	111,000	$19.89

As of December 31, 2024, there was no unrecognized compensation cost as all stock options issued under the Plans had fully vested.

As of December 31, 2024, stock options outstanding under the Plans were as follows:

	Options Outstanding				Options Exercisable
Strike Price	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
$24.83	3,000	(4)	24.83	0.47	3,000	(4)	24.83	0.47

(1)
Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $23.62 as of December 31, 2024, and the exercise price, multiplied by the number of options. This value is presented in thousands.

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

The table below provides information for restricted stock awards under the Plans for the periods indicated:

	2024		2023		2022
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	196,445	$20.72	156,174	$21.29	152,087	$17.24
Restricted stock granted	170,541	$15.69	131,021	$18.86	101,271	$24.56
Restricted stock vested	(106,417)	$19.51	(83,968)	$19.34	(89,699)	$23.95
Restricted stock forfeited	(1,361)	$18.16	(6,782)	$23.08	(7,485)	$23.46
Restricted stock at end of period	259,208	$17.56	196,445	$20.72	156,174	$21.29

As of December 31, 2024, there was $2.8 million of total unrecognized compensation cost related to nonvested shares granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the years ended December 31, 2024, 2023 and 2022 was $2.5 million, $1.4 million, and $2.1 million, respectively.

Performance Stock Units

During the twelve months ended December 31, 2024, the Company granted to members of executive management 88,598 performance stock units (“PSUs”) from the 2021 Plan with a grant date fair value of $2.1 million. PSUs are similar to restricted stock awards, except the recipient does not receive the stock immediately, but instead receives it in accordance to a vesting plan and distribution schedule after achieving required performance milestones and upon remaining with the Company for a particular length of time. Each PSU that vests entitles the recipient to receive one share of the Company’s common stock on a specified issuance date.

PSUs granted vest into shares based on a three-year cliff vesting subject to achievement of a total shareholder return (“TSR”) performance metric and, for 2024, were determined to have a grant date fair value of $14.30 per share. The fair value of the performance PSUs at the grant date was determined using a Monte Carlo simulation method. The number of PSUs subject to the TSR that ultimately vest at the end of the three-year vesting performance period, if any, will be based on the relative rank of the Company’s TSR among the TSRs of a peer group of 51 regional banks. Although the recipient does receive dividend equivalent rights for any dividends paid during the performance period based on the target shares granted, no stockholder rights, including voting, or liquidation rights will be conferred upon the recipient until becoming the record holder of those shares.

The table below provides information for performance stock units under the 2021 Plans for the periods indicated:

	2024		2023		2022
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Performance stock at beginning of period	134,358	$21.37	104,599	$18.83	66,563	$15.25
Performance stock granted	88,598	$14.30	53,696	$21.08	38,036	$25.10
Performance stock vested	(39,249)	$18.40	(23,937)	$9.65	—	$—
Performance stock forfeited	(3,377)	$18.40	—	$—	—	$—
Performance stock at end of period	180,330	$17.44	134,358	$21.37	104,599	$18.83

As of December 31, 2024, there was $1.4 million of total unrecognized compensation cost related to units granted under the 2021 Plan. The cost is expected to be recognized over a weighted-average period of 1.8 years.

Compensation expense for these units is based on the fair value of the grants at the grant date and is amortized on a straight-line basis over the vesting period. For the twelve months ended December 31, 2024, total compensation expense for the PSUs was $1.1 million. The total fair value of the PSUs at December 31, 2024 was $4.2 million.

Note 16 — Earnings per Share

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

		Weighted-
	Net	Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount (1)
	(dollars in thousands except share and per share data)
Year Ended December 31, 2024
Basic EPS
Net income	$62,201	30,019,815	$2.07
Less: income allocated to unvested restricted stock	504	30,019,815	0.02
Basic EPS	$61,697	30,019,815	$2.06
Effect of dilutive securities - options and unvested restricted stock	—	82,521	—
Diluted EPS
Net income	$62,201	30,102,336	$2.07
Less: income allocated to unvested restricted stock	504	30,102,336	0.02
Diluted EPS	$61,697	30,102,336	$2.05

Year Ended December 31, 2023
Basic EPS
Net income	$80,041	30,269,740	$2.64
Less: income allocated to unvested restricted stock	505	30,269,740	0.02
Basic EPS	$79,536	30,269,740	$2.63
Effect of dilutive securities - options and unvested restricted stock	—	60,518	—
Diluted EPS
Net income	$80,041	30,330,258	$2.64
Less: income allocated to unvested restricted stock	505	30,330,258	0.02
Diluted EPS	$79,536	30,330,258	$2.62

Year Ended December 31, 2022
Basic EPS
Net income	$101,394	30,299,148	$3.35
Less: income allocated to unvested restricted stock	558	30,299,148	0.02
Basic EPS	$100,836	30,299,148	$3.33
Effect of dilutive securities - options and unvested restricted stock	—	92,909	—
Diluted EPS
Net income	$101,394	30,392,057	$3.34
Less: income allocated to unvested restricted stock	558	30,392,057	0.02
Diluted EPS	$100,836	30,392,057	$3.32

(1)
Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

There were 3,000 anti-dilutive options outstanding for the year ended December 31, 2024. There were no anti-dilutive options outstanding for the years ended December 31, 2023 and 2022.

Note 17 — Employee Benefits

401(k) Plan

We have a 401(k) plan for the benefit of substantially all of our employees. We match 75% of participant contributions to the 401(k) plan up to 8% of each 401(k) plan participant’s annual compensation. Contributions to the 401(k) plan were $3.1 million, $3.1 million and $2.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Personal Paid Time Off

Full time employees of the Bank are provided a benefit for personal paid time off for vacation and sick time based on their length of employment. As of December 31, 2024 and 2023, the accrued expense liability for personal paid time off was $3.4 million and $3.0 million, respectively.

Bank-Owned Life Insurance

As of December 31, 2024 and 2023, the cash surrender value of bank-owned life insurance was $57.2 million and $56.3 million, respectively. The Bank is the main beneficiary under each policy, although certain current employees named on a policy are eligible for their heirs to be paid upon their death. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier.

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

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of December 31, 2024, the Bank was obligated on $120.0 million of letters of credit to the FHLBSF which were being used as collateral for public fund deposits, including $120.0 million of deposits from the State of California.

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,
	2024	2023
	(in thousands)
Commitments to extend credit	$782,291	$813,960
Standby letters of credit	97,463	83,725
Commercial letters of credit	18,324	33,140
Total undisbursed loan commitments	$898,078	$930,825

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	As of and for the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Balance at beginning of period	$2,474	$3,114	$2,586
Provision (recovery) for credit losses	(400)	(640)	528
Balance at end of period	$2,074	$2,474	$3,114

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets. During the fourth quarter of 2023, the Company entered into a $100.0 million notional interest rate swap designated as a cash flow hedge, with an effective date of May 1, 2024 and a maturity date of May 1, 2026, to hedge a pool of Prime Rate-indexed loans against falling rates. The principal balance of the loan pool designated for the Prime Rate-indexed loans was $128.0 million as of December 31, 2024. During the first quarter of 2024, the Company entered into a $75.0 million notional interest rate swap designated as a cash flow hedge, with an effective date of May 1, 2026, to hedge a pool of one-month SOFR-indexed loans against falling rates. The principal balance of the loan pool designated for the SOFR-indexed loans was $102.0 million as of December 31, 2024.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the total fair value of the derivative, which is inclusive of accrued interest, is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate asset. During 2024, $1.5 million was reclassified as a decrease to interest income. During the next 12 months, the Company estimates that an additional $0.5 million will be reclassified as a decrease to interest income.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2024 and 2023.

As of December 31, 2024	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$101,892	Other Assets	$4,690	$101,892	Other Liabilities	$4,650
Total derivatives not designated as hedging instruments			$4,690			$4,650

Derivatives designated as hedging instruments
Interest rate products	$—	Other Assets	$—	$175,000	Other Liabilities	$642
Total derivatives designated as hedging instruments			$—			$642

As of December 31, 2023	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$104,571	Other Assets	$5,939	$104,571	Other Liabilities	$5,920
Total derivatives not designated as hedging instruments			$5,939			$5,920

Derivatives designated as hedging instruments
Interest rate products	$100,000	Other Assets	$306	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$306			$—

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income as of December 31, 2024.

As of December 31, 2024
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(2,373)	$(2,373)	$—	Interest Income	$(1,533)	$(1,533)	$—
Total	$(2,373)	$(2,373)	$—		$(1,533)	$(1,533)	$—

As of December 31, 2023
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$306	$306	$—	Interest Income	$—	$—	$—
Total	$306	$306	$—		$—	$—	$—

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement as of December 31, 2024, 2023 and 2022.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2024	2023	2022
		(in thousands)
Interest rate products	Other income	$21	$(114)	$113
Total		$21	$(114)	$113

No fee income was recognized from its derivative financial instruments for the twelve months ended December 31, 2024. The Company recognized $0.6 million of fee income from its derivative financial instruments for the twelve months ended December 31, 2023. No fee income was recognized from its derivative financial instruments for the twelve months ended December 31, 2022.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2024 and 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

Offsetting of Derivative Assets
As of December 31, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$4,690	$—	$4,690	$642	$4,048	$—

Offsetting of Derivative Liabilities
As of December 31, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$5,292	$—	$5,292	$642	$—	$4,650

Offsetting of Derivative Assets
As of December 31, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$6,245	$—	$6,245	$284	$5,731	$230

Offsetting of Derivative Liabilities
As of December 31, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$5,920	$—	$5,920	$284	$—	$5,636

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

As of December 31, 2024 and 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0. As of December 31, 2024 and 2023, no collateral was provided related to these agreements.

Note 21 — Qualified Affordable Housing Project Investments

The Company invests in qualified affordable housing projects. At December 31, 2024 and 2023, the balance of the investment for qualified affordable housing projects was $22.1 million and $16.6 million, respectively. This balance is reflected in prepaid expenses and other assets on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects aggregated $13.8 million and $10.0 million at December 31, 2024 and 2023, respectively. The Company expects to fulfill the majority of these commitments over the next five years.

For the twelve months ended December 31, 2024, the Company recognized amortization expense of $1.8 million. For each of the twelve months ended, December 31, 2023 and 2022, the Company recognized amortization expense of $1.9 million, which was included within income tax expense on the consolidated statements of income.

Note 22 — Liquidity

Hanmi Financial

At December 31, 2024 and 2023, Hanmi Financial had $11.4 million and $7.5 million, respectively, in cash on deposit with the Bank. In addition, at December 31, 2024 and 2023, Hanmi Financial had $38.8 million and $32.4 million of securities available for sale that consisted solely of U.S. Treasury securities.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances, brokered deposits, as well as State of California time deposits. As of December 31, 2024 and 2023, the Bank had $262.5 million and $325.0 million of FHLB advances, $60.7 million and $58.3 million of brokered deposits, and $120.0 million and $120.0 million of State of California time deposits, respectively.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of December 31, 2024, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity was $1.69 billion and $1.30 billion, respectively, compared to $1.54 billion and $1.09 billion, respectively, as of December 31, 2023.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $27.6 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a market value of $29.4 million, and had no borrowings as of December 31, 2024. The Bank also maintains a line of credit for repurchase agreements up to $100.0 million. The Bank also had three unsecured federal funds lines of credit totaling $140.0 million with no outstanding balances as of December 31, 2024 and 2023.

Note 23 — Condensed Financial Information of Parent Company

Balance Sheets

	At December 31,
	2024	2023
	(in thousands)
Assets
Cash	$11,386	$7,492
Securities available for sale	38,808	32,389
Investments in consolidated subsidiaries	812,512	790,425
Other assets	1,835	3,551
Total assets	$864,541	$833,857
Liabilities and stockholders' equity
Liabilities
Subordinated debentures	$130,638	$130,012
Other liabilities	1,729	1,954
Total liabilities	132,367	131,966
Stockholders' equity	732,174	701,891
Total liabilities and stockholders' equity	$864,541	$833,857

Statements of Income

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Dividends from bank subsidiaries	$50,000	$44,500	$57,000
Interest income on securities	1,627	1,094	191
Interest expense	(6,571)	(6,482)	(8,037)
Other expense	(7,006)	(5,817)	(5,174)
Income before taxes and undistributed income of subsidiary	38,050	33,295	43,980
Income tax benefit	3,235	1,403	4,026
Income before undistributed income of subsidiary	41,285	34,698	48,006
Equity in undistributed income of subsidiary	20,916	45,343	53,388
Net income	$62,201	$80,041	$101,394

Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cash Flows from Operating Activities:
Net income	$62,201	$80,041	$101,394
Adjustments to reconcile net income to net cash used in operating activities
Undistributed income of subsidiary	(20,916)	(45,343)	(53,388)
Depreciation and amortization	494	409	1,703
Share-based compensation expense	3,575	2,680	2,596
Change in other assets and liabilities	1,382	8,879	(2,019)
Net cash provided by operating activities	46,736	46,666	50,286
Cash Flows from Investing Activities:
Purchases of securities	(23,989)	(21,328)	(17,956)
Proceeds from matured, called and repayment of securities	17,845	7,000	—
Net cash used in investing activities	(6,144)	(14,328)	(17,956)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	582	—	19
Redemption of subordinated debentures, net of treasury debentures	—	—	(87,300)
Cash paid for employee vested shares surrendered due to employee tax liability	(586)	(785)	(732)
Repurchase of common stock	(6,314)	(4,084)	—
Cash dividends paid	(30,380)	(30,535)	(28,636)
Net cash provided by (used in) financing activities	(36,698)	(35,404)	(116,649)
Net increase (decrease) in cash	3,894	(3,066)	(84,319)
Cash at beginning of year	7,492	10,558	94,877
Cash at end of year	$11,386	$7,492	$10,558

Note 24 — Segment Reporting

The Company has one reportable segment, Banking, as determined by the Chief Financial Officer, who is designated the chief operating decision maker, based upon information provided about the Company's products and services offered, which are primarily banking operations. The Banking segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business. The chief operating decision maker uses net interest income, net interest margin, non-interest income, non-interest expense, credit loss expense, and net income to assess performance and in the determination of allocating resources. These metrics, coupled with monitoring of budget to actual results, are used in assessment performance and in establishing compensation. Loans, investments, and deposits provide the revenues in our banking operations. Interest expense, provisions for credit losses, and salaries and benefits provide the significant expenses in our banking operations.

Accounting policies for the banking segment are the same as those described in Note 1 - Summary of Significant Accounting Policies. Segment performance is evaluated using consolidated net income.

The following table presents information reported internally for performance assessment by the chief operating decision maker for the following periods:

	Banking Segment
	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net interest income	$202,774	$221,271	$237,647
Noninterest income	31,585	34,179	34,200
Segment revenues	234,359	255,450	271,847
Other revenues	—	—	—
Total consolidated revenues	234,359	255,450	271,847

Less:
Credit loss expense	4,419	4,342	836
Noninterest expenses	141,335	136,527	130,284
Income tax expense	26,404	34,540	39,333
Segment net income	62,201	80,041	101,394

Reconciliation of profit:
Adjustments and reconciling items	—	—	—
Consolidated net income	62,201	80,041	101,394

Segment assets	7,677,925	7,570,341	7,378,262
Other assets	—	—	—
Consolidated assets	$7,677,925	$7,570,341	$7,378,262

Note 25 — Subsequent Events

Cash Dividend

On January 28, 2025, the Company announced that the Board of Directors of the Company declared a quarterly cash dividend of $0.27 per share to be paid on February 26, 2025 to stockholders of record as of the close of business on February 10, 2025.

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

10.2

Hanmi Financial Corporation Amended and Restated 2013 Equity Compensation Plan (incorporated by reference herein from Exhibit 4.2 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.3

Form of Incentive Stock Option Agreement (incorporated by reference herein from Exhibit 4.3 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.4

Form of Non-Qualified Stock Option Agreement (incorporated by reference herein from Exhibit 4.4 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.5

Form of Restricted Stock Agreement (incorporated by reference herein from Exhibit 4.5 to Hanmi Financial Corporation’s Registration Statement on Form S-8 (No. 333-191855), filed with the SEC on October 23, 2013).†

10.6

Amended and Restated Employment Agreement by and among Hanmi Financial Corporation, Hanmi Bank and Bonita I. Lee dated February 25, 2022 (incorporated by reference herein from Exhibit 10.9 to Hanmi Financial Corporation's Annual Report on form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022).†

10.7

Amended and Restated Employment Agreement by and among Hanmi Financial Corporation, Hanmi Bank and Romolo C. Santarosa dated February 26, 2020 (incorporated by reference herein from Exhibit 10.10 to Hanmi Financial's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020).†

10.8

Hanmi Financial Corporation 2021 Equity Compensation Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 16, 2021 (File No. 000-30421).†

10.9

Form of Restricted Stock Agreement for the Hanmi Financial Corporation 2021 Equity Compensation Plan (incorporated by reference herein to Exhibit 10.1 from Hanmi Financial Corporation’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2021).†

10.10

Form of Performance Share Unit Agreement for the Hanmi Financial Corporation 2021 Equity Compensation Plan (incorporated by reference herein to Exhibit 10.2 from Hanmi Financial Corporation’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2021).†

10.11

Form of Non-Qualified Stock Option Agreement for the Hanmi Financial Corporation 2021 Equity Compensation Plan (incorporated by reference herein to Exhibit 10.3 from Hanmi Financial Corporation’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2021).†

10.12

First Amendment to the Amended and Restated Employment Agreement by and among Hanmi Financial Corporation and Romolo C. Santarosa dated February 26, 2020 (incorporated by reference herein from Exhibit 10.1 to Hanmi Financial Corporation's Quarterly Report on Form 10-Q, as filed with the SEC on August 9, 2022).†

19.1	Insider Trading Policy

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm - Consent of Crowe LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (incorporated by reference herein to Exhibit 97.1 from Hanmi Financial Corporation’s Annual Report on Form 10-K, as filed with the SEC on February 29, 2024).

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document *

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL

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

Date: February 28, 2025	Hanmi Financial Corporation

	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 28, 2025.

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