Form 10-Q
period 2025-03-31
HANMI FINANCIAL CORP
filed 2025-05-09
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of April 30, 2025, there were 30,212,095 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries Quarterly Report on Form 10-Q

Three Months Ended March 31, 2025

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Cash and due from banks	$329,003	$304,800
Securities available for sale, at fair value (amortized cost of $991,234 and $1,004,563 as of March 31, 2025 and December 31, 2024, respectively)	907,011	905,798
Loans held for sale, at the lower of cost or fair value	11,831	8,579
Loans receivable, net of allowance for credit losses of $70,597 and $70,147 as of March 31, 2025 and December 31, 2024, respectively	6,211,592	6,181,230
Accrued interest receivable	23,536	22,937
Premises and equipment, net	20,866	21,404
Customers' liability on acceptances	552	1,226
Servicing assets	6,422	6,457
Goodwill and other intangible assets, net	11,031	11,031
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	38,058	44,901
Bank-owned life insurance	57,476	57,168
Prepaid expenses and other assets	95,272	96,009
Total assets	$7,729,035	$7,677,925

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,066,659	$2,096,634
Interest-bearing	4,552,816	4,339,142
Total deposits	6,619,475	6,435,776
Accrued interest payable	29,646	34,824
Bank's liability on acceptances	552	1,226
Borrowings	117,500	262,500
Subordinated debentures	130,799	130,638
Accrued expenses and other liabilities	79,578	80,787
Total liabilities	6,977,550	6,945,751
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 34,265,030 shares (30,233,514 shares outstanding) and 34,151,464 shares (30,195,999 shares outstanding) as of March 31, 2025 and December 31, 2024, respectively	34	34
Additional paid-in capital	591,942	591,069
Accumulated other comprehensive loss, net of tax benefit of $24,320 and $28,576 as of March 31, 2025 and December 31, 2024, respectively	(60,002)	(70,723)
Retained earnings	360,289	350,869
Less treasury stock; 4,031,516 shares and 3,955,465 shares as of March 31, 2025 and December 31, 2024, respectively	(140,778)	(139,075)
Total stockholders’ equity	751,485	732,174
Total liabilities and stockholders’ equity	$7,729,035	$7,677,925

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
Interest and dividend income:
Interest and fees on loans receivable	$90,887	$91,674
Interest on securities	6,169	4,955
Dividends on FHLB stock	360	361
Interest on deposits in other banks	1,841	2,604
Total interest and dividend income	99,257	99,594
Interest expense:
Interest on deposits	40,559	45,638
Interest on borrowings	2,024	1,655
Interest on subordinated debentures	1,582	1,646
Total interest expense	44,165	48,939
Net interest income before credit loss expense	55,092	50,655
Credit loss expense	2,721	227
Net interest income after credit loss expense	52,371	50,428
Noninterest income:
Service charges on deposit accounts	2,217	2,450
Trade finance and other service charges and fees	1,396	1,414
Gain on sale of Small Business Administration ("SBA") loans	2,000	1,482
Gain on sale of mortgage loans	175	—
Other operating income	1,938	2,387
Total noninterest income	7,726	7,733
Noninterest expense:
Salaries and employee benefits	20,972	21,585
Occupancy and equipment	4,450	4,537
Data processing	3,787	3,551
Professional fees	1,468	1,893
Supplies and communications	517	601
Advertising and promotion	585	907
Other operating expenses	3,205	3,371
Total noninterest expense	34,984	36,445
Income before tax	25,113	21,716
Income tax expense	7,441	6,552
Net income	$17,672	$15,164
Basic earnings per share	$0.59	$0.50
Diluted earnings per share	$0.58	$0.50
Weighted-average shares outstanding:
Basic	29,937,660	30,119,646
Diluted	30,058,248	30,119,646

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024

Net income	$17,672	$15,164
Other comprehensive income (loss), net of tax:
Unrealized gain (loss):
Unrealized holding gain (loss) on available for sale securities	14,542	(5,098)
Unrealized gain (loss) on cash flow hedges	190	(2,207)
Unrealized gain (loss)	14,732	(7,305)
Income tax benefit (expense) related to other comprehensive income items	(4,183)	2,343
Other comprehensive income (loss)	10,549	(4,962)

Reclassification adjustment for losses included in net income	245	—
Income tax benefit related to reclassification adjustment	(73)	—
Reclassification adjustment for losses included in net income, net of tax	172	—
Other comprehensive income (loss), net of tax	10,721	(4,962)
Total comprehensive income	$28,393	$10,202

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Loss	Earnings	at Cost	Equity
Balance at January 1, 2024	33,918,035	(3,549,380)	30,368,655	$34	$586,912	$(71,928)	$319,048	$(132,175)	$701,891
Issuance of awards pursuant to equity incentive plans, net of forfeitures	39,249	—	39,249	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	775	—	—	—	775
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(31,546)	(31,546)	—	—	—	—	(490)	(490)
Repurchase of common stock	—	(100,000)	(100,000)	—	—	—	—	(1,592)	(1,592)
Cash dividends paid (common stock, $0.25/share)	—	—	—	—	—	—	(7,686)	—	(7,686)
Net income	—	—	—	—	—	—	15,164	—	15,164
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(3,394)	—	—	(3,394)
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	(1,568)	—	—	(1,568)
Balance at March 31, 2024	33,957,284	(3,680,926)	30,276,358	$34	$587,687	$(76,890)	$326,526	$(134,257)	$703,100

Balance at January 1, 2025	34,151,464	(3,955,465)	30,195,999	$34	$591,069	$(70,723)	$350,869	$(139,075)	$732,174
Issuance of awards pursuant to equity incentive plans, net of forfeitures	113,566	—	113,566	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	873	—	—	—	873
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(26,051)	(26,051)	—	—	—	—	(579)	(579)
Repurchase of common stock	—	(50,000)	(50,000)	—	—	—	—	(1,124)	(1,124)
Cash dividends paid (common stock, $0.27/share)	—	—	—	—	—	—	(8,252)	—	(8,252)
Net income	—	—	—	—	—	—	17,672	—	17,672
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	10,411	—	—	10,411
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	310	—	—	310
Balance at March 31, 2025	34,265,030	(4,031,516)	30,233,514	$34	$591,942	$(60,002)	$360,289	$(140,778)	$751,485

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$17,672	$15,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,592	1,604
Amortization of servicing assets - net	692	694
Share-based compensation expense	873	775
Credit loss expense	2,721	227
(Gain) loss on sales of SBA loans	(2,000)	(1,482)
Origination of SBA loans held for sale	(35,420)	(17,632)
Proceeds from sales of loans	43,837	26,555
(Gain) loss on sales of residential loans	(175)	(443)
Change in bank-owned life insurance	(308)	(304)
Change in prepaid expenses and other assets	1,160	5,564
Change in income tax assets	2,660	1,707
Change in accrued interest payable and other liabilities	(7,460)	(2,446)
Net cash provided by operating activities	25,844	29,983
Cash flows from investing activities:
Purchases of securities available for sale	(32,466)	(38,424)
Proceeds from matured, called and repayment of securities	45,141	26,233
Purchases of loans receivable	(34,301)	(10,198)
Proceeds from sales of mortgage loans	—	30,427
Purchases of premises and equipment	(263)	(794)
Proceeds from disposition of premises and equipment	14	—
Change in loans receivable, excluding purchases and sales	(8,608)	(16,729)
Net cash used in investing activities	(30,483)	(9,485)
Cash flows from financing activities:
Change in deposits	183,699	95,486
Change in open FHLB advances	(145,000)	(152,500)
Cash paid for employee vested shares surrendered due to employee tax liability	(579)	(490)
Repurchase of common stock	(1,125)	(1,594)
Cash dividends paid	(8,153)	(7,686)
Net cash provided by (used in) financing activities	28,842	(66,784)
Net increase (decrease) in cash and due from banks	24,203	(46,286)
Cash and due from banks at beginning of year	304,800	302,324
Cash and due from banks at end of period	$329,003	$256,038
Supplemental disclosures of cash flow information:
Interest paid	$49,343	$50,238
Income taxes paid	$550	$175
Non-cash activities:
Income tax benefit (expense) related to other comprehensive income items	$(4,256)	$2,343
Change in right-of-use asset obtained in exchange for lease liability	$(4,442)	$(1,873)

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

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended March 31, 2025. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three-month periods ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025 or for any other period. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”).

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

Descriptions of our significant accounting policies are included in Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the 2024 Annual Report on Form 10-K.

Effective January 1, 2025, the Company changed its methodology for estimating expected credit losses on its loan portfolio in accordance with Accounting Standards Update ("ASU") 2016-23, Financial Instruments – Credit Losses. Previously, the Company primarily used a Probability of Default / Loss Given Default (PD/LGD) model to determine the allowance for credit losses. Following a periodic review of its credit loss estimation process, the Company concluded that a historical loss rate approach, adjusted for current conditions and reasonable and supportable forecasts, more appropriately reflects the expected credit losses for its loan portfolio. This change is considered a change in accounting estimate resulting from a change in methodology and assumptions, and is accounted for prospectively in accordance with ASC 250-10-45-17 through 45-18.

The change in methodology had an immaterial impact to the Company’s operating results and financial condition. The provision for credit losses for the quarter ended March 31, 2025 reflects this change in estimate. Management believes the revised approach enhances the accuracy and relevance of its allowance for credit losses by aligning the methodology more closely with the Company’s historical experience, the nature of its loan portfolio, and expectations for future economic conditions.

Accounting Standards Adopted in 2025

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures: In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and usefulness of income tax disclosures primarily related to income tax rate reconciliation and income tax information. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 did not have a material effect on the Company’s operating results or financial condition.

Recently Issued Accounting Standards Not Yet Effective

ASU 2024-03, Income Statement Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), as amended by ASU 2025-01, Clarifying the Effective Date: In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03 to require additional information about specific expense categories in the financial statement notes at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements. The amendments affect where the information appears in the financial statement notes. ASU 2025-01 amends the changes in ASU 2024-03 to be effective for fiscal years beginning after December 15, 2026. The adoption of ASU 2024-03 is not expected to have a material effect on the Company’s operating results or financial condition.

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
March 31, 2025
U.S. Treasury securities	$89,726	$281	$(376)	$89,631
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	439,368	471	(52,001)	387,838
Mortgage-backed securities - commercial	74,491	92	(12,031)	62,552
Collateralized mortgage obligations	195,041	1,271	(7,783)	188,529
Debt securities	116,783	12	(2,891)	113,904
Total U.S. government agency and sponsored agency obligations	825,683	1,846	(74,706)	752,823
Municipal bonds-tax exempt	75,825	—	(11,268)	64,557
Total securities available for sale	$991,234	$2,127	$(86,350)	$907,011

December 31, 2024
U.S. Treasury securities	$89,208	$242	$(521)	$88,929
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	453,993	222	(61,643)	392,572
Mortgage-backed securities - commercial	75,947	24	(13,055)	62,916
Collateralized mortgage obligations	182,553	404	(9,401)	173,556
Debt securities	126,776	9	(3,969)	122,816
Total U.S. government agency and sponsored agency obligations	839,269	659	(88,068)	751,860
Municipal bonds-tax exempt	76,086	—	(11,077)	65,009
Total securities available for sale	$1,004,563	$901	$(99,666)	$905,798

The amortized cost and estimated fair value of securities as of March 31, 2025 and December 31, 2024, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	March 31, 2025		December 31, 2024
	Available for Sale		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Within one year	$95,434	$94,924	$93,251	$92,646
Over one year through five years	125,499	122,995	133,408	129,556
Over five years through ten years	87,294	77,660	90,772	81,833
Over ten years	683,007	611,432	687,132	601,763
Total	$991,234	$907,011	$1,004,563	$905,798

The following table summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2025 or December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(in thousands, except number of securities)
March 31, 2025
U.S. Treasury securities	$(17)	$8,063	3	$(359)	$9,876	3	$(376)	$17,939	6
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(102)	8,788	5	(51,899)	348,252	114	(52,001)	357,040	119
Mortgage-backed securities - commercial	(246)	14,745	4	(11,785)	41,463	14	(12,031)	56,208	18
Collateralized mortgage obligations	(34)	20,494	5	(7,749)	52,260	23	(7,783)	72,754	28
Debt securities	—	—	—	(2,891)	98,658	19	(2,891)	98,658	19
Total U.S. government agency and sponsored agency obligations	(382)	44,027	14	(74,324)	540,633	170	(74,706)	584,660	184
Municipal bonds-tax exempt	—	—	—	(11,268)	64,558	19	(11,268)	64,558	19
Total	$(399)	$52,090	17	$(85,951)	$615,067	192	$(86,350)	$667,157	209

December 31, 2024
U.S. Treasury securities	$(61)	$13,603	6	$(460)	$9,771	3	$(521)	$23,374	9
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(271)	23,276	10	(61,372)	351,793	114	(61,643)	375,069	124
Mortgage-backed securities - commercial	(447)	19,092	5	(12,608)	41,817	14	(13,055)	60,909	19
Collateralized mortgage obligations	(645)	76,963	18	(8,756)	54,020	24	(9,401)	130,983	42
Debt securities	(23)	11,712	3	(3,946)	107,595	21	(3,969)	119,307	24
Total U.S. government agency and sponsored agency obligations	(1,386)	131,043	36	(86,682)	555,225	173	(88,068)	686,268	209
Municipal bonds-tax exempt	—	—	—	(11,077)	65,009	19	(11,077)	65,009	19
Total	$(1,447)	$144,646	42	$(98,219)	$630,005	195	$(99,666)	$774,651	237

The Company evaluates its available for sale securities portfolio for impairment on a quarterly basis. The Company did not recognize unrealized losses in income because it has the ability and the intent to hold and does not expect to be required to sell these securities until the recovery of their cost basis. The quarterly impairment assessment considers the changes in the credit quality of these debt securities since acquisition and the likelihood of a credit loss occurring over the life of the securities. If a credit loss is expected to occur, an allowance is established and a corresponding credit loss is recognized. Based on its analysis, as of March 31, 2025, the Company determined that no credit losses were expected to be realized on the tax-exempt municipal bond portfolio. The remainder of the portfolio consists of U.S. Treasury obligations, U.S. government agency securities, and U.S. government sponsored agency securities, all of which have the backing of the U.S. government, and are therefore not expected to incur credit losses.

There were no sales of securities during the three months ended March 31, 2025 and March 31, 2024.

Securities available for sale with market values of $28.9 million and $29.4 million as of March 31, 2025 and December 31, 2024, respectively, were pledged to secure borrowings from the Federal Reserve Bank (“FRB”) Discount Window.

At March 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Note 3 — Loans

Loans Receivable

Loans consisted of the following as of the dates indicated:

	March 31, 2025	December 31, 2024
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,109,097	$1,068,978
Hospitality	845,275	848,134
Office	563,957	568,861
Other (1)	1,378,746	1,385,051
Total commercial property loans	3,897,075	3,871,024
Construction	78,576	78,598
Residential (2)	979,536	951,302
Total real estate loans	4,955,187	4,900,924
Commercial and industrial loans	854,406	863,431
Equipment financing agreements	472,596	487,022
Loans receivable	6,282,189	6,251,377
Allowance for credit losses	(70,597)	(70,147)
Loans receivable, net	$6,211,592	$6,181,230

(1)
Includes mixed-use, multifamily, industrial, gas stations, faith-based facilities, and medical; all other property types represent less than one percent of total loans receivable.
(2)
Includes $1.2 million and $1.3 million of home equity loans and lines, and $6.2 million and $4.1 million of personal loans at March 31, 2025 and December 31, 2024, respectively.

Accrued interest on loans was $20.3 million and $19.1 million at March 31, 2025 and December 31, 2024, respectively.

At March 31, 2025 and December 31, 2024, loans with carrying values of $2.44 billion and $2.46 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following is the activity for loans held for sale for the following periods:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
Three months ended March 31, 2025
Balance at beginning of period	$3,994	$4,585	$8,579
Originations and transfers	18,615	16,805	35,420
Sales	(17,594)	(14,570)	(32,164)
Principal paydowns and amortization	—	(4)	(4)
Balance at end of period	$5,015	$6,816	$11,831

Three months ended March 31, 2024
Balance at beginning of period	$8,792	$3,221	$12,013
Originations and transfers	9,614	8,018	17,632
Sales	(16,900)	(8,687)	(25,587)
Principal paydowns and amortization	(52)	(7)	(59)
Balance at end of period	$1,454	$2,545	$3,999

The following table presents loans purchased by portfolio segment for the following periods:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Commercial real estate	$15,113	$274
Commercial and industrial	9,203	9,924
Residential real estate	9,985	—
Total	$34,301	$10,198

Allowance for Credit Losses

Effective January 1, 2025, we transitioned to a new allowance for credit losses (“ACL”) model to perform our ACL analysis. Part of the transition to the new model, in addition to the factors previously mentioned, includes a change in our methodology on commercial and industrial, commercial real estate, and residential loans. The change in models did not result in a material change in our ACL as of January 1, 2025. The table below includes in credit loss expense for the three months ended March 31, 2025 the effect of the ACL model change of $1.4 million.

The following table details the information on the allowance for credit losses by portfolio segment for the following periods:

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
Three months ended March 31, 2025
Balance at beginning of period	$45,099	$10,006	$15,042	$70,147
Charge-offs	(169)	(222)	(2,798)	(3,189)
Recoveries	424	36	783	1,243
Credit loss expense (recovery)	5,948	(3,578)	26	2,396
Ending balance	$51,302	$6,242	$13,053	$70,597

Three months ended March 31, 2024
Balance at beginning of period	$45,499	$10,257	$13,706	$69,462
Charge-offs	—	(155)	(1,968)	(2,123)
Recoveries	46	58	423	527
Credit loss expense (recovery)	(2,961)	1,676	1,689	404
Ending balance	$42,584	$11,836	$13,850	$68,270

The table below presents the allowance for credit losses by portfolio segment as a percentage of the total allowance for credit losses and loans by portfolio segment as a percentage of the aggregate investment of loans receivable as of:

	March 31, 2025				December 31, 2024
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$9,404	13.3%	$1,109,097	17.7%	$10,171	14.5%	$1,068,978	17.1%
Hospitality	7,128	10.1	845,275	13.5	15,302	21.8	848,134	13.6
Office	11,536	16.3	563,957	9.0	3,935	5.6	568,861	9.1
Other	12,278	17.5	1,378,746	21.8	8,243	11.8	1,385,051	22.2
Total commercial property loans	40,346	57.2	3,897,075	62.0	37,651	53.7	3,871,024	62.0
Construction	1,021	1.4	78,576	1.3	1,664	2.4	78,598	1.3
Residential	9,936	14.2	979,536	15.7	5,784	8.2	951,302	15.2
Total real estate loans	51,303	72.8	4,955,187	79.0	45,099	64.3	4,900,924	78.5
Commercial and industrial loans	6,242	8.7	854,406	13.5	10,006	14.3	863,431	13.8
Equipment financing agreements	13,052	18.5	472,596	7.5	15,042	21.4	487,022	7.7
Total	$70,597	100.0%	$6,282,189	100.0%	$70,147	100.0%	$6,251,377	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class of loans, for which repayment is expected to be obtained through the sale of the underlying collateral, as of:

	March 31, 2025	December 31, 2024
	(in thousands)
Real estate loans:
Commercial property
Retail	$576	$1,377
Hospitality	2,037	215
Office	20,000	—
Total commercial property loans	22,613	1,592
Residential	2,819	1,875
Total real estate loans	25,432	3,467
Total	$25,432	$3,499

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

Loans by Vintage Year and Risk Rating

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
March 31, 2025
Real estate loans:
Commercial property
Risk Rating				`
Pass / Pass-Watch	$324,165	$440,685	$526,730	$903,055	$780,169	$687,369	$93,960	$3,756,133
Special Mention	—	29,820	—	148	—	75,959	—	105,927
Classified	111	361	—	24,914	3,131	6,498	—	35,015
Total commercial property	324,276	470,866	526,730	928,117	783,300	769,826	93,960	3,897,075
YTD gross charge-offs	—	—	—	—	—	169	—	169
YTD net charge-offs (recoveries)	(1)	—	—	(274)	—	21	—	(254)

Construction
Risk Rating
Pass / Pass-Watch	15,014	55,564	7,998	—	—	—	—	78,576
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total construction	15,014	55,564	7,998	—	—	—	—	78,576
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Risk Rating
Pass / Pass-Watch	53,928	125,045	185,407	349,962	143,387	113,205	6,583	977,517
Special Mention	—	—	—	—	—	—	251	251
Classified	—	—	—	966	—	802	—	1,768
Total residential	53,928	125,045	185,407	350,928	143,387	114,007	6,834	979,536
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(1)	—	(1)

Total real estate loans
Risk Rating
Pass / Pass-Watch	393,107	621,294	720,135	1,253,017	923,556	800,574	100,542	4,812,225
Special Mention	—	29,820	—	148	—	75,959	252	106,179
Classified	111	361	—	25,880	3,131	7,300	—	36,783
Total real estate loans	393,218	651,475	720,135	1,279,045	926,687	883,833	100,794	4,955,187
YTD gross charge-offs	—	—	—	—	—	169	—	169
YTD net charge-offs (recoveries)	(1)	—	—	(274)	—	20	—	(255)

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	138,971	211,289	48,519	72,953	31,519	23,118	314,381	840,750
Special Mention	—	—	—	12,201	—	—	—	12,201
Classified	—	131	—	118	82	113	1,011	1,455
Total commercial and industrial loans	138,971	211,420	48,519	85,272	31,601	23,231	315,392	854,406
YTD gross charge-offs	—	—	—	88	—	134	—	222
YTD net charge-offs (recoveries)	—	—	(5)	80	—	111	—	186

Equipment financing agreements:
Risk Rating
Pass / Pass-Watch	47,857	126,273	128,890	111,146	42,505	7,644	—	464,315
Special Mention	—	—	—	—	—	—	—	—
Classified	—	271	2,155	3,934	1,681	240	—	8,281
Total equipment financing agreements	47,857	126,544	131,045	115,080	44,186	7,884	—	472,596
YTD gross charge-offs	—	220	760	1,234	506	78	—	2,798
YTD net charge-offs (recoveries)	—	220	604	927	275	(9)	(2)	2,015

Total loans receivable:
Risk Rating
Pass / Pass-Watch	579,935	958,856	897,544	1,437,116	997,580	831,336	414,923	6,117,290
Special Mention	—	29,820	—	12,349	—	75,959	252	118,380
Classified	111	763	2,155	29,932	4,894	7,653	1,011	46,519
Total loans receivable	$580,046	$989,439	$899,699	$1,479,397	$1,002,474	$914,948	$416,186	$6,282,189
YTD gross charge-offs	—	220	760	1,322	506	381	—	3,189
YTD net charge-offs (recoveries)	(1)	220	599	733	275	122	(2)	1,946

(1)
Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

December 31, 2024
Real estate loans:
Commercial property
Risk Rating
Pass / Pass-Watch	$533,989	$558,271	$930,190	$800,938	$553,490	$271,209	$101,277	$3,749,364
Special Mention	29,935	—	1,009	—	—	76,524	—	107,468
Classified	541	—	5,658	3,151	72	4,770	—	14,192
Total commercial property	564,465	558,271	936,857	804,089	553,562	352,503	101,277	3,871,024
YTD gross charge-offs	—	—	274	—	—	136	—	410
YTD net charge-offs (recoveries)	—	—	274	—	(21)	(704)	—	(451)

Construction
Risk Rating
Pass / Pass-Watch	70,601	7,997	—	—	—	—	—	78,598
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total construction	70,601	7,997	—	—	—	—	—	78,598
YTD gross charge-offs	—	—	—	—	1,133	—	—	1,133
YTD net charge-offs (recoveries)	—	—	—	—	1,132	(1,358)	—	(226)

Residential
Risk Rating
Pass / Pass-Watch	127,986	200,316	355,134	145,310	11,164	105,406	4,436	949,752
Special Mention	—	—	—	—	—	—	251	251
Classified	—	—	983	—	316	—	—	1,299
Total residential	127,986	200,316	356,117	145,310	11,480	105,406	4,687	951,302
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(3)	—	(3)

Total real estate loans
Risk Rating
Pass / Pass-Watch	732,576	766,584	1,285,324	946,248	564,654	376,615	105,713	4,777,714
Special Mention	29,935	—	1,009	—	—	76,524	251	107,719
Classified	541	—	6,641	3,151	388	4,770	—	15,491
Total real estate loans	763,052	766,584	1,292,974	949,399	565,042	457,909	105,964	4,900,924
YTD gross charge-offs	—	—	274	—	1,133	136	—	1,543
YTD net charge-offs (recoveries)	—	—	274	—	1,111	(2,065)	—	(680)

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	271,655	59,453	94,385	32,226	12,761	13,360	346,001	829,841
Special Mention	19,473	—	12,401	—	—	20	—	31,894
Classified	—	(5)	196	102	—	215	1,188	1,696
Total commercial and industrial loans	291,128	59,448	106,982	32,328	12,761	13,595	347,189	863,431
YTD gross charge-offs	19	169	168	—	11	207	2	576
YTD net charge-offs (recoveries)	19	169	160	(13)	11	123	(3,375)	(2,906)

Equipment financing agreements:
Risk Rating
Pass / Pass-Watch	140,143	144,617	129,764	52,354	8,085	3,563	—	478,526
Special Mention	—	—	—	—	—	—	—	—
Classified	431	1,945	3,851	1,934	129	206	—	8,496
Total equipment financing agreements	140,574	146,562	133,615	54,288	8,214	3,769	—	487,022
YTD gross charge-offs	30	1,456	5,128	2,206	354	325	—	9,499
YTD net charge-offs (recoveries)	30	1,299	4,488	1,826	287	(211)	—	7,719

Total loans receivable:
Risk Rating
Pass / Pass-Watch	1,144,374	970,654	1,509,473	1,030,828	585,500	393,538	451,714	6,086,081
Special Mention	49,408	—	13,410	—	—	76,544	251	139,613
Classified	972	1,940	10,688	5,187	517	5,191	1,188	25,683
Total loans receivable	$1,194,754	$972,594	$1,533,571	$1,036,015	$586,017	$475,273	$453,153	$6,251,377
YTD gross charge-offs	49	1,625	5,570	2,206	1,498	668	2	11,618
YTD net charge-offs (recoveries)	49	1,468	4,922	1,813	1,409	(2,153)	(3,375)	4,133

(1)
Includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

Loans by Vintage Year and Payment Performance

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
March 31, 2025
Real estate loans:
Commercial property
Payment performance
Performing	$324,276	$470,866	$526,730	$908,008	$783,300	$766,701	$93,960	$3,873,841
Nonperforming	—	—	—	20,109	—	3,125	—	23,234
Total commercial property	324,276	470,866	526,730	928,117	783,300	769,826	93,960	3,897,075
YTD gross charge-offs	—	—	—	—	—	169	—	169
YTD net charge-offs (recoveries)	(1)	—	—	(274)	—	21	—	(254)

Construction
Payment performance
Performing	15,014	55,564	7,998	—	—	—	—	78,576
Nonperforming	—	—	—	—	—	—	—	—
Total construction	15,014	55,564	7,998	—	—	—	—	78,576
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Payment performance
Performing	53,928	125,045	185,407	349,399	143,387	112,721	6,834	976,721
Nonperforming	—	—	—	1,529	—	1,286	—	2,815
Total residential	53,928	125,045	185,407	350,928	143,387	114,007	6,834	979,536
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(1)	—	(1)

Total real estate loans
Payment performance
Performing	393,218	651,475	720,135	1,257,407	926,687	879,422	100,794	4,929,138
Nonperforming	—	—	—	21,638	—	4,411	—	26,049
Total real estate loans	393,218	651,475	720,135	1,279,045	926,687	883,833	100,794	4,955,187
YTD gross charge-offs	—	—	—	—	—	169	—	169
YTD net charge-offs (recoveries)	(1)	—	—	(274)	—	20	—	(255)

Commercial and industrial loans:
Payment performance
Performing	138,971	211,289	48,519	85,154	31,601	23,231	314,381	853,146
Nonperforming	—	131	—	118	—	—	1,011	1,260
Total commercial and industrial loans	138,971	211,420	48,519	85,272	31,601	23,231	315,392	854,406
YTD gross charge-offs	—	—	—	88	—	134	—	222
YTD net charge-offs (recoveries)	—	—	(5)	80	—	111	—	186

Equipment financing agreements:
Payment performance
Performing	47,857	126,273	128,890	111,166	42,505	7,644	—	464,335
Nonperforming	—	271	2,155	3,914	1,681	240	—	8,261
Total equipment financing agreements	47,857	126,544	131,045	115,080	44,186	7,884	—	472,596
YTD gross charge-offs	—	220	760	1,234	506	78	—	2,798
YTD net charge-offs (recoveries)	—	220	604	927	275	(9)	(2)	2,015

Total loans receivable:
Payment performance
Performing	580,046	989,037	897,544	1,453,727	1,000,793	910,297	415,175	6,246,619
Nonperforming	—	402	2,155	25,670	1,681	4,651	1,011	35,570
Total loans receivable	$580,046	$989,439	$899,699	$1,479,397	$1,002,474	$914,948	$416,186	$6,282,189
YTD gross charge-offs	—	220	760	1,322	506	381	—	3,189
YTD net charge-offs (recoveries)	(1)	220	599	733	275	122	(2)	1,946

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
	(in thousands)
March 31, 2025
Real estate loans:
Commercial property
Retail	$1,647	$—	$83	$1,730	$1,107,367	$1,109,097
Hospitality	471	1,821	215	2,507	842,768	845,275
Office	—	20,000	—	20,000	543,957	563,957
Other	657	—	—	657	1,378,089	1,378,746
Total commercial property loans	2,775	21,821	298	24,894	3,872,181	3,897,075
Construction	—	—	—	—	78,576	78,576
Residential	5,192	—	1,238	6,430	973,106	979,536
Total real estate loans	7,967	21,821	1,536	31,324	4,923,863	4,955,187
Commercial and industrial loans	2,038	—	1,142	3,180	851,226	854,406
Equipment financing agreements	6,959	2,995	5,300	15,254	457,342	472,596
Total loans receivable	$16,964	$24,816	$7,978	$49,758	$6,232,431	$6,282,189

December 31, 2024
Real estate loans:
Commercial property
Retail	$975	$855	$254	$2,084	$1,066,894	$1,068,978
Hospitality	516	(50)	216	682	847,452	848,134
Office	—	212	—	212	568,649	568,861
Other	1,288	—	—	1,288	1,383,763	1,385,051
Total commercial property loans	2,779	1,017	470	4,266	3,866,758	3,871,024
Construction	—	—	—	—	78,598	78,598
Residential	5,129	2,975	980	9,084	942,218	951,302
Total real estate loans	7,908	3,992	1,450	13,350	4,887,574	4,900,924
Commercial and industrial loans	236	132	1,278	1,646	861,785	863,431
Equipment financing agreements	6,154	2,866	5,760	14,780	472,242	487,022
Total loans receivable	$14,298	$6,990	$8,488	$29,776	$6,221,601	$6,251,377

Nonaccrual Loans and Nonperforming Assets

The following tables represent the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of:

	March 31, 2025
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$576	$420	$—	$996
Hospitality	1,782	449	—	2,231
Office	—	20,000	—	20,000
Other	—	7	—	7
Total commercial property loans	2,358	20,876	—	23,234
Construction	—	—	—	—
Residential	2,815	—	—	2,815
Total real estate loans	5,173	20,876	—	26,049
Commercial and industrial loans	—	1,260	—	1,260
Equipment financing agreements	404	7,745	112	8,261
Total	$5,577	$29,881	$112	$35,570

	December 31, 2024
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,480	$277	$—	$1,757
Hospitality	165	249	—	414
Other	—	7	—	7
Total commercial property loans	1,645	533	—	2,178
Residential	1,871	—	—	1,871
Total real estate loans	3,516	533	—	4,049
Commercial and industrial loans	—	1,399	—	1,399
Equipment financing agreements	513	8,311	—	8,824
Total	$4,029	$10,243	$—	$14,272

The Company recognized $9,000 of interest income on nonaccrual loans for the three months ended March 31, 2024.

The following table details nonperforming assets as of the dates indicated:

	March 31, 2025	December 31, 2024
	(in thousands)
Nonaccrual loans	$35,458	$14,272
Loans receivable 90 days or more past due and still accruing	112	—
Total nonperforming loans receivable	35,570	14,272
Other real estate owned (“OREO”)	117	117
Total nonperforming assets*	$35,687	$14,389

* Excludes repossessed personal property of $0.7 million and $0.6 million as of March 31, 2025 and December 31, 2024, respectively.

OREO of $0.1 million is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

Loan Modifications

The following table presents loan modifications made to borrowers experiencing financial difficulty, by type of modification, with related amortized cost balances, respective percentage shares of the total class of loans, and the related financial effect, as of the periods indicated:

	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
March 31, 2025
Commercial and industrial loans	$22,863	2.7%	One loan with term extension of six years; one loan with term extension of six months

	Interest Only/Principal Deferment
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
March 31, 2025
Commercial property loans: Retail	$13,531	1.2%	Two loans with three month principal and interest deferral
Commercial and industrial loans	19,748	2.3%	One loan with six month interest only; one loan with 12 month interest only

The table above includes two retail commercial loans with an amortized cost of $13.5 million that were modified during the three months ended March 31, 2025.

	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
December 31, 2024
Commercial and industrial loans	$24,474	2.8%	One loan with term extension of six years; one loan with term extension of six months

	Interest Only/Principal Deferment
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
December 31, 2024
Commercial and industrial loans	$19,748	2.3%	One loan with six month interest only; one loan with 12 month interest only

No loans were modified to borrowers experiencing financial difficulty during the three months ended March 31, 2024.

During the three months ended March 31, 2025, there were no payment defaults on loans modified within the preceding 12 months.

Note 4 — Servicing Assets

The activity in servicing assets was as follows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)

Balance at beginning of period	$6,457	$7,070
Addition related to sale of loans	657	514
Amortization	(692)	(694)
Balance at end of period	$6,422	$6,890

At March 31, 2025 and December 31, 2024, we serviced loans sold to unaffiliated parties of $525.4 million and $560.1 million, respectively. These represented loans that were sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. At March 31, 2025, all the loans serviced were SBA loans, except for $35.8 million of residential mortgage loans.

The Company recorded servicing fee income of $1.3 million for both the three months ended March 31, 2025 and 2024. Servicing fee income, net of the amortization of servicing assets, is included in other operating income in the consolidated statements of income. Amortization expense was $0.7 million for both the three months ended March 31, 2025 and 2024.

The fair value of servicing rights was $8.2 million at March 31, 2025 and was determined using discount rates ranging from 9.9% to 17.7% and prepayment speeds ranging from 10.0% to 27.3%, depending on the stratification of the specific right. The fair value of servicing rights was $7.9 million at December 31, 2024 and was determined using discount rates ranging from 10.8% to 27.3% and prepayment speeds ranging from 15.4% to 21.2%, depending on the stratification of the specific right.

Note 5 — Income Taxes

The Company’s income tax expense was $7.4 million and $6.6 million, representing an effective income tax rate of 29.6% and 30.2% for the three months ended March 31, 2025 and 2024, respectively.

Management concluded that as of March 31, 2025 and December 31, 2024, a valuation allowance of $1.5 million was appropriate against certain state net operating loss carry forwards. For all other deferred tax assets, management believes it was more likely than not these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. Net deferred tax assets were $38.1 million and $38.2 as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025, the Company was subject to examination for its federal tax returns for years ending after December 31, 2020 and for state tax returns for the periods ended after December 31, 2019. As of March 31, 2025, the Company is under audit with the state of California for tax years 2020 and 2021. During the quarter ended March 31, 2025, there was no material change to the Company’s uncertain tax positions. The Company does not expect its unrecognized tax positions to change significantly over the next twelve months.

Note 6 — Goodwill

Goodwill of $11.0 million was recorded as a result of the acquisition of an equipment financing agreements portfolio in 2016.

		March 31, 2025			December 31, 2024
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Goodwill	N/A	11,031	—	11,031	11,031	—	11,031
Total intangible assets		$11,031	$—	$11,031	$11,031	$—	$11,031

The Company performed an impairment analysis in the first quarter of 2025 and determined there was no impairment as of March 31, 2025. No triggering event occurred as of, or subsequent to March 31, 2025, that would require a reassessment of goodwill.

Note 7 — Deposits

The scheduled maturities of time deposits are as follows for the periods indicated:

	Time Deposits More Than $250,000	Other Time Deposits	Total
	(in thousands)
At March 31, 2025
2025	$905,111	$988,417	$1,893,528
2026	204,198	235,674	439,872
2027	—	54,479	54,479
2028	—	9,941	9,941
2029 and thereafter	—	257	257
Total	$1,109,309	$1,288,768	$2,398,077

At December 31, 2024
2025	$1,002,785	$1,254,185	$2,256,970
2026	264	19,112	19,376
2027	—	48,630	48,630
2028	—	130	130
2029 and thereafter	—	177	177
Total	$1,003,049	$1,322,234	$2,325,283

Accrued interest payable on deposits was $29.7 million and $34.8 million at March 31, 2025 and December 31, 2024, respectively. Total deposits reclassified to loans due to overdrafts at March 31, 2025 and December 31, 2024 were $1.8 million and $1.2 million, respectively.

Note 8 — Borrowings and Subordinated Debentures

At March 31, 2025, the Bank had $80.0 million of open advances and $37.5 million of term advances at the FHLB with a weighted average interest rate of 4.65% and 4.58%, respectively. At December 31, 2024, the Bank had $225.0 million of open advances and $37.5 million of term advances at the FHLB with a weighted average rate of 4.78% and 4.58%, respectively. Interest expense on borrowings for the three months ended March 31, 2025 and 2024 was $2.0 million and $1.7 million, respectively.

	March 31, 2025		December 31, 2024
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Open advances	$80,000	4.65%	$225,000	4.78%
Advances due within 12 months	25,000	4.44	—	—
Advances due over 12 months through 24 months	12,500	4.85	37,500	4.58
Outstanding advances	$117,500	4.63%	$262,500	4.75%

The following is financial data pertaining to FHLB advances:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Weighted-average interest rate at end of period	4.63%	4.75%
Weighted-average interest rate during the period	4.57%	4.37%
Average balance of FHLB advances	$179,444	$154,112
Maximum amount outstanding at any month-end	$232,500	$350,000

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight, open (no maturity) and a term basis. The Bank had pledged $2.44 billion and $2.46 billion of loans at carrying values as collateral with the FHLB as of

March 31, 2025 and December 31, 2024, respectively. The remaining available borrowing capacity was $1.43 billion and $1.69 billion at March 31, 2025 and December 31, 2024, respectively.

The Bank also had securities pledged with the FRB with market values of $28.9 million and $29.4 million at March 31, 2025 and December 31, 2024, respectively. The pledged securities provided $27.0 million, and $27.6 million in available borrowing capacity through the Fed Discount Window as of March 31, 2025 and December 31, 2024, respectively.

On August 20, 2021, the Company issued $110.0 million of Fixed-to-Floating Subordinated Notes (“2031 Notes”) with a maturity date of September 1, 2031. The 2031 Notes have an initial fixed interest rate of 3.75% per annum, payable semiannually in arrears on March 1 and September 1 of each year, up to but excluding September 1, 2026. From and including September 1, 2026 and thereafter, the 2031 Notes will bear interest at a floating rate per annum equal to the Three-Month Term SOFR plus 310 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. If the then current three-month term SOFR rate is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance cost was $2.1 million, which is being amortized through the 2031 Notes’ maturity date. At March 31, 2025 and December 31, 2024, the balance of the 2031 Notes included in the Company’s Consolidated Balance Sheet, net of issuance cost, was $108.6 million and $108.5 million, respectively.

The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005 which issued $26.0 million of Trust Preferred Securities (“TPS”) at a 6.26% fixed rate for the first five years and a variable rate of three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. Beginning September 15, 2023, the variable rate on the TPS changed to three-month SOFR plus 166 basis points, representing the credit spread of 140 basis points and a 26 basis point adjustment to convert three-month LIBOR to three-month SOFR. The rate on the TPS at March 31, 2025 was 5.96%. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At March 31, 2025 and December 31, 2024, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $4.6 million and $4.7 million, was $22.2 million and $22.1 million, respectively. The amortization of discount was $112,000 and $106,000 for the three months ended March 31, 2025 and 2024, respectively.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
	(dollars in thousands, except per share and unit amounts)
Basic EPS
Net income	$17,672	$15,164
Less: income allocated to unvested restricted stock	148	92
Income allocated to common shares	$17,524	$15,072
Weighted-average shares for basic EPS	29,937,660	30,119,646
Basic EPS (1)	$0.59	$0.50

Effect of dilutive PSUs	120,588	—

Diluted EPS
Income allocated to common shares	$17,524	$15,072
Weighted-average shares for diluted EPS	30,058,248	30,119,646
Diluted EPS (1)	$0.58	$0.50

(1)
Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

On a weighted-average basis, options to purchase 3,000 and 61,000 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2025 and 2024, respectively, because their effect would have been anti-dilutive. There were no anti-dilutive unvested PSUs outstanding for the three months ended March 31, 2025 and 91,732 anti-dilutive unvested PSUs outstanding for the three months ended March 31, 2024.

During the three months ended March 31, 2025, 52,526 PSUs were awarded to executive officers from the 2021 Equity Compensation Plan, with a fair value of $1.2 million on the grant date of March 26, 2025. These units have a three-year cliff vesting period and include dividend equivalent rights. No PSUs were awarded to executive officers during the three months ended March 31, 2024. Total PSUs outstanding as of March 31, 2025 were 194,820 with an aggregate grant fair value of $3.6 million. Total PSUs outstanding as of March 31, 2024 were 91,732 with an aggregate grant fair value of $2.1 million.

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

At March 31, 2025, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5% must be met to avoid limitations on the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 6.47% and 6.43% and the Company's capital conservation buffer was 6.46% and 6.46% as of March 31, 2025 and December 31, 2024, respectively.

In March 2020, federal banking agencies announced an interim final rule to delay the impact on regulatory capital arising from the implementation of the Current Expected Credit Loss ("CECL") methodology contained in ASU 2016-13. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company and the Bank adopted the capital transition relief over the permissible five-year period. Effective January 1, 2025, the capital transition relief period terminated.

The capital ratios of Hanmi Financial and the Bank as of March 31, 2025 and December 31, 2024 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2025
Total capital (to risk-weighted assets):
Hanmi Financial	$994,327	15.28%	$520,255	8.00%	N/A	N/A
Hanmi Bank	$941,548	14.47%	$520,218	8.00%	$650,273	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$810,836	12.46%	$390,191	6.00%	N/A	N/A
Hanmi Bank	$868,057	13.34%	$390,164	6.00%	$520,218	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$788,625	12.12%	$292,643	4.50%	N/A	N/A
Hanmi Bank	$868,057	13.34%	$292,623	4.50%	$422,677	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$810,836	10.67%	$303,867	4.00%	N/A	N/A
Hanmi Bank	$868,057	11.49%	$302,158	4.00%	$377,697	5.00%

December 31, 2024
Total capital (to risk-weighted assets):
Hanmi Financial	$979,843	15.24%	$514,455	8.00%	N/A	N/A
Hanmi Bank	$927,882	14.43%	$514,406	8.00%	$643,007	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$801,040	12.46%	$385,841	6.00%	N/A	N/A
Hanmi Bank	$859,079	13.36%	$385,804	6.00%	$514,406	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$778,941	12.11%	$289,381	4.50%	N/A	N/A
Hanmi Bank	$859,079	13.36%	$289,353	4.50%	$417,955	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$801,040	10.63%	$301,346	4.00%	N/A	N/A
Hanmi Bank	$859,079	11.47%	$299,771	4.00%	$374,714	5.00%

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

Loans held for sale - Loans held for sale includes the guaranteed portion of SBA 7(a) loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of the loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At March 31, 2025 and December 31, 2024, the SBA 7(a) loans held for sale were recorded at its cost. We record SBA 7(a) loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2025 and December 31, 2024, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Total Fair Value
	(in thousands)
March 31, 2025
Assets:
Securities available for sale:
U.S. Treasury securities	$89,631	$—	$—	$89,631
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	387,838	—	387,838
Mortgage-backed securities - commercial	—	62,552	—	62,552
Collateralized mortgage obligations	—	188,529	—	188,529
Debt securities	—	113,904	—	113,904
Total U.S. government agency and sponsored agency obligations	—	752,823	—	752,823
Municipal bonds-tax exempt	—	64,557	—	64,557
Total securities available for sale	$89,631	$817,380	$—	$907,011
Derivative financial instruments	$—	$3,725	$—	$3,725

Liabilities:
Derivative financial instruments	$—	$3,878	$—	$3,878

December 31, 2024
Assets:
Securities available for sale:
U.S. Treasury securities	$88,929	$—	$—	$88,929
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	392,572	—	392,572
Mortgage-backed securities - commercial	—	62,916	—	62,916
Collateralized mortgage obligations	—	173,556	—	173,556
Debt securities	—	122,816	—	122,816
Total U.S. government agency and sponsored agency obligations	—	751,860	—	751,860
Municipal bonds-tax exempt	—	65,009	—	65,009
Total securities available for sale	$88,929	$816,869	$—	$905,798
Derivative financial instruments	$—	$4,690	$—	$4,690

Liabilities:
Derivative financial instruments	$—	$5,292	$—	$5,292

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of March 31, 2025 and December 31, 2024, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
			Significant
			Observable
		Quoted Prices in	Inputs With No
		Active Markets	Active Market	Significant
		for Identical	With Identical	Unobservable
	Total	Assets	Characteristics	Inputs
	(in thousands)
March 31, 2025
Assets:
Collateral dependent loans (1)	$19,240	$—	$—	$19,240
Other real estate owned	117	—	—	117
Repossessed personal property	738	—	—	738

December 31, 2024
Assets:
Collateral dependent loans (2)	$3,467	$—	$—	$3,467
Other real estate owned	117	—	—	117
Repossessed personal property	568	—	—	568

(1)
Consisted of real estate loans of $19.2 million.
(2)
Consisted of real estate loans of $3.5 million.

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at March 31, 2025 and December 31, 2024:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
March 31, 2025
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$576	Market approach	Adjustments to market data	(45%) to 30% / (13)%	(1)
Hospitality	2,029	Market approach	Adjustments to market data	(20)% to 20% / (3)%	(1)
Office	13,816	Market approach	Adjustments to market data	(26)% to (4)% / (14)%	(1)
Residential	2,819	Market approach	Adjustments to market data	(11) to 17% / (1)%	(1)
Total real estate loans	19,240
Total	$19,240

Other real estate owned	$117	Market approach	Adjustments to market data	0% to 10% / 3%	(1)

Repossessed personal property	738	Market approach	Adjustments to market data	N/A	(2)

December 31, 2024
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$1,377	Market approach	Adjustments to market data	(45)% to 30% / (10)%	(1)
Hospitality	215	Market approach	Adjustments to market data	(11)% to 17% / 5%	(1)
Residential	1,875	Market approach	Adjustments to market data	(11)% to 8% / (2)%	(1)
Total real estate loans	3,467
Total	$3,467

Other real estate owned	$117	Market approach	Adjustments to market data	0% to 5% / 4%	(1)

Repossessed personal property	568	Market approach	Adjustments to market data	N/A	(2)

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

Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we had concluded that the carrying amounts approximate fair value, the fair value estimates shown below were based on an exit price notion as of March 31, 2025, as required by ASU 2016-01. The financial instruments for which we had concluded that the carrying amounts approximate fair value include cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits.

The estimated fair values of financial instruments were as follows:

	March 31, 2025
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$329,003	$329,003	$—	$—
Securities available for sale	907,011	89,631	817,380	—
Loans held for sale	11,831	—	12,749	—
Loans receivable, net of allowance for credit losses	6,211,592	—	—	6,170,232
Accrued interest receivable	23,536	23,536	—	—
Derivative financial instruments	3,725	—	3,725	—

Financial liabilities:
Noninterest-bearing deposits	2,066,659	—	2,066,659	—
Interest-bearing deposits	4,552,816	—	—	4,550,896
Borrowings and subordinated debentures	248,299	—	117,533	132,410
Accrued interest payable	29,646	29,646	—	—
Derivative financial instruments	3,878	—	3,878	—

	December 31, 2024
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$304,800	$304,800	$—	$—
Securities available for sale	905,798	88,929	816,869	—
Loans held for sale	8,579	—	9,229	—
Loans receivable, net of allowance for credit losses	6,181,230	—	—	6,078,567
Accrued interest receivable	22,937	22,937	—	—

Financial liabilities:
Noninterest-bearing deposits	2,096,634	—	2,096,634	—
Interest-bearing deposits	4,339,142	—	—	4,336,429
Borrowings and subordinated debentures	393,138	—	262,183	129,226
Accrued interest payable	34,824	34,824	—	—

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

Loans receivable, net of allowance for credit losses – The fair value of loans receivable is estimated based on the discounted cash flow approach. To estimate the fair value of the loans, certain loan characteristics such as account types, remaining terms, annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances are considered. Additionally, the Company’s prior charge-off rates and loss ratios as well as various other assumptions relating to credit, interest, and prepayment risks are used as part of valuing the loan portfolio. Subsequently, the loans were individually evaluated by sorting and pooling them based on loan types, credit risk grades, and payment types. Consistent with the requirements of ASU 2016-01, the fair value of the Company's loans receivable is considered to be an exit price notion as of March 31, 2025 (Level 3).

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

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of March 31, 2025, the Bank was obligated on $150.0 million of letters of credit to the FHLB of San Francisco, which were being used as collateral for $150.0 million in public fund deposits from the State of California.

The following table shows the distribution of total loan commitments as of the dates indicated:

	March 31,	December 31,
	2025	2024
	(in thousands)
Unused commitments to extend credit	$896,282	$782,291
Standby letters of credit	99,278	97,463
Commercial letters of credit	23,487	18,324
Total commitments	$1,019,047	$898,078

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Balance at beginning of period	$2,074	$2,474
Credit loss expense (recovery)	325	(177)
Balance at end of period	$2,399	$2,297

Note 13 — Leases

The Company enters into leases in the normal course of business primarily for bank branch offices, back-office operations locations, business development offices, information technology data centers and information technology equipment. The Company’s leases have remaining terms ranging from one month to nine years, some of which include renewal or termination options to extend the lease for up to ten years.

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

As of March 31, 2025, the outstanding balances for our right-of-use asset and lease liability were $36.3 million and $40.5 million, respectively. The outstanding balances of the right-of-use asset and lease liability were $35.6 million and $39.8 million, respectively, as of December 31, 2024. The right-of-use asset is reported in prepaid expenses and other assets line item and lease liability is reported in accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

In determining the discount rates, since most of our leases do not provide an implicit rate, we used our incremental borrowing rate provided by the FHLB of San Francisco based on the information available at the commencement date to calculate the present value of lease payments.

At March 31, 2025, future minimum rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2025	$6,473
2026	7,514
2027	7,298
2028	6,854
2029	6,171
Thereafter	10,602
Remaining lease commitments	44,912
Interest	(4,426)
Present value of lease liability	$40,486

Net lease expense recognized and operating lease costs for the three months ended March 31, 2025 and 2024 were $2.1 million and $2.2 million, respectively. Sublease income for operating leases was immaterial for both the three months ended March 31, 2025 and 2024.

Weighted average remaining lease terms for the Company's operating leases were 6.11 years and 6.35 years as of March 31, 2025 and December 31, 2024, respectively. Weighted average discount rates used for the Company's operating leases were 3.37% and 3.30% as of March 31, 2025 and December 31, 2024, respectively.

Cash paid and included in cash flows from operating activities for amounts used in the measurement of the lease liability of the Company's operating leases was $2.2 million for both the three months ended March 31, 2025 and 2024.

Note 14 — Liquidity

Hanmi Financial

As of March 31, 2025, Hanmi Financial had $6.6 million in cash on deposit with its bank subsidiary and $42.9 million of U.S. Treasury securities at fair value. As of December 31, 2024, the Company had $11.4 million in cash on deposit with its bank subsidiary and $38.8 million of U.S. Treasury securities at fair value. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of its customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances, brokered deposits, as well as State of California time deposits. As of March 31, 2025 and December 31, 2024, the Bank had $117.5 million and $262.5 million of FHLB advances, and $76.0 million and $60.7 million of brokered deposits, respectively. As of March 31, 2025 and December 31, 2024, the Bank had $150.0 million and $120.0 million of State of California time deposits, respectively.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of March 31, 2025 and

December 31, 2024, the total borrowing capacity available, based on pledged collateral was $1.70 billion and $1.69 billion, respectively. The remaining available borrowing capacity was $1.43 billion and $1.30 billion as of March 31, 2025 and December 31, 2024, respectively.

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

As a means of augmenting its liquidity, the Bank also had an available borrowing source of $27.0 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $28.9 million, with no borrowings outstanding as of March 31, 2025. At December 31, 2024, the available borrowing capacity through the Federal Reserve Bank of San Francisco Discount Window was $27.6 million on pledged securities with market values of $29.4 million, with no borrowings outstanding. The Bank also maintains a line of credit for repurchase agreements up to $100.0 million. The Bank also had three unsecured federal funds lines of credit totaling $140.0 million with no outstanding balances as of March 31, 2025 or December 31, 2024.

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets. During the fourth quarter of 2023, the Company entered into a $100.0 million notional interest rate swap designated as a cash flow hedge, with an effective date of May 1, 2024 and a maturity date of May 1, 2026, to hedge a pool of Prime-indexed loans against falling rates. The principal balance of the loan pool designated for the Prime-indexed loans was $130.0 million as of March 31, 2025. During the first quarter of 2024, the Company entered into a $75.0 million notional interest rate swap designated as a cash flow hedge, with an effective date of May 1, 2024 and a maturity date of May 1, 2026, to hedge a pool of one-month SOFR-indexed loans against falling rates. The principal balance of the loan pool designated for the SOFR-indexed loans was $101.9 million as of March 31, 2025.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Management evaluated the effectiveness of the Company’s derivatives designated as cash flow hedges at inception and at the balance sheet date and determined they are effective. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate asset. During the next 12 months, the Company estimates that an additional $0.1 million will be reclassified as a decrease to interest income.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2025 and December 31, 2024.

As of March 31, 2025	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$101,198	Other Assets	$3,725	$101,198	Other Liabilities	$3,700
Total derivatives not designated as hedging instruments			$3,725			$3,700

Derivatives designated as hedging instruments
Interest rate products	$—	Other Assets	$—	$175,000	Other Liabilities	$178
Total derivatives designated as hedging instruments			$—			$178

As of December 31, 2024	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$101,892	Other Assets	$4,690	$101,892	Other Liabilities	$4,650
Total derivatives not designated as hedging instruments			$4,690			$4,650

Derivatives designated as hedging instruments
Interest rate products	$—	Other Assets	$—	$175,000	Other Liabilities	$642
Total derivatives designated as hedging instruments			$—			$642

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income for the three months ended March 31, 2025 and 2024.

Three Months Ended March 31, 2025
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$191	$191	$—	Interest Income	$(245)	$(245)	$—
Total	$191	$191	$—		$(245)	$(245)	$—

Three Months Ended March 31, 2024
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(2,207)	$(2,207)	$—	Interest Income	$—	$—	$—
Total	$(2,207)	$(2,207)	$—		$—	$—	$—

The table below presents the effect of cash flow hedge accounting on the Income Statement for the three months ended March 31, 2025 and 2024.

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationship
	Three Months Ended
	March 31,
	2025		2024
	Interest Income	Interest Expense	Interest Income	Interest Expense
	(in thousands)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$(245)	$—	$—	$—
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income - included component	(245)	—	—	—

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement for the three months ended March 31, 2025 and 2024.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2025	2024
		(in thousands)
Interest rate products	Other income	$(15)	$23
Total		$(15)	$23

No fee income was recognized from its derivative financial instruments for the three months ended March 31, 2025 or 2024.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The derivative assets are located within the prepaid and other assets line item on the Consolidated Balance Sheets and the derivative liabilities are located within the accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
As of March 31, 2025
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$3,725	$—	$3,725	$338	$3,230	$157

Offsetting of Derivative Liabilities
As of March 31, 2025
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$3,878	$—	$3,878	$338	$—	$3,540

Offsetting of Derivative Assets
As of December 31, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$4,690	$—	$4,690	$642	$4,048	$—

Offsetting of Derivative Liabilities
As of December 31, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$5,292	$—	$5,292	$642	$—	$4,650

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

As of March 31, 2025 and December 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0. As of March 31, 2025 and December 31, 2024, no collateral was provided related to these agreements.

Note 16 — Segment Reporting

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

The following table presents information reported internally for performance assessment by the chief operating decision maker for the following periods:

	Banking Segment
	Quarter Ended March 31,
	2025	2024
	(in thousands)
Net interest income	$55,092	$50,655
Noninterest income	7,726	7,733
Segment revenues	62,818	58,388
Other revenues	—	—
Total consolidated revenues	62,818	58,388

Less:
Credit loss expense	2,721	227
Noninterest expenses	34,984	36,445
Income tax expense	7,441	6,552
Segment net income	17,672	15,164

Reconciliation of profit:
Adjustments and reconciling items	—	—
Consolidated net income	17,672	15,164

Segment assets	7,729,035	7,512,046
Other assets	—	—
Consolidated assets	$7,729,035	$7,512,046

Note 17 — Subsequent Events

Cash Dividend

On April 24, 2025, the Company announced that the Board of Directors of the Company declared a quarterly cash dividend of $0.27 per share to be paid on May 21, 2025 to stockholders of record as of the close of business on May 5, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three months ended March 31, 2025. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended March 31, 2025 (this “Report”).

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
•
general economic and business conditions internationally, nationally and in those areas in which we operate, including potential recessionary conditions;
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
•
the imposition of tariffs or other domestic or international governmental policies;
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

For additional information concerning risks we face, see “Part II, Item 1A. Risk Factors” in this Report and “Item 1A. Risk Factors” in Part I of the 2024 Annual Report on Form 10-K. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to the consolidated financial statements in our 2024 Annual Report on Form 10-K. We had no significant changes in what constituted our accounting policies since the filing of our 2024 Annual Report on Form 10-K.

Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2024 Annual Report on Form 10-K. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors.

We adopted the CECL methodology, as detailed in ASU 2016-13, on January 1, 2020. Effective January 1, 2025 we changed our ACL methodology. We have transitioned certain qualitative factors considered prior to January 1, 2025, to quantitative factors. The transition from qualitative factors to quantitative factors was based upon the availability of certain data relative to the ACL model previously used. Qualitative factors transitioned to quantitative factors effective January 1, 2025 included market and industry specific data, trends relating to credit quality, delinquency, and nonperforming and adversely rated loans.

In addition, the Company previously used a Probability of Default /Loss Given Default (PD/LGD) methodology to determine the allowance for credit losses. Following a periodic review of its credit loss estimation process, the Company concluded that a historical loss rate approach, adjusted for current conditions and reasonable and supportable forecasts, more appropriately reflects the expected credit losses for its loan portfolio. This change is considered a change in accounting estimate resulting from a change in methodology and assumptions, and is accounted for prospectively in accordance with ASC 250-10-45-17 through 45-18.

The change in methodology did not have a material impact to the Company’s operating results and financial condition. The provision for credit losses for the quarter ended March 31, 2025 reflects this change in estimate.

Allowance for credit losses and Allowance for credit losses related to off-balance sheet items

Our allowance for credit losses incorporates a variety of risk considerations, both quantitative and qualitative, that management believes is appropriate to estimate lifetime credit losses at each reporting date. Quantitative factors include the general economic forecast in our markets, risk ratings, delinquency trends, collateral values, changes in nonperforming loans, and other factors.

We use qualitative factors to adjust the allowance calculation for risks not considered by the quantitative calculations. Qualitative factors considered in our methodologies include, concentrations of credit, changes in lending management and staff, and quality of the loan review system.

The Company reviews baseline and alternative economic scenarios from Moody’s (previously known as Moody’s Analytics, a subsidiary of Moody’s Corporation) for consideration in the quantitative portion of our analysis of the allowance for credit losses. Moody’s publishes a baseline forecast that represents the estimate of the most likely path for the United States economy through the current business cycle (50% probability that economic conditions will be worse and 50% probability that economic conditions will be better) as well as alternative scenarios to examine how different types of shocks will affect the future performance of the United States economy.

The Company utilizes a midpoint approach of multiple forward-looking scenarios to incorporate losses from a baseline, upside (stronger near-term growth) and downside (slower near-term growth) economy. As a result, the upside and downside scenarios each receive a weight of 30%, and the baseline receives a weight of 40%.

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

Although management believes it uses the best information available to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

Allowance Attribution Analysis

Allowance for credit losses
(in thousands)
December 31, 2024	$70,147
Effect of change in ACL model	$(1,430)
Charge-offs	(3,189)
Recoveries	1,243
Provision (recovery) attributed to qualitative considerations	(3,018)
Provision (recovery) attributed to quantitative considerations	(704)
Provision attributed to individually evaluated loans	7,548
March 31, 2025	$70,597

The following are the key macroeconomic variable inputs employed in the determination of the allowance for credit losses at March 31, 2025 and December 31, 2024:

Economic Factors

	3/31/2025	12/31/2024	Description of Economic Factors
Unemployment rate	4.54%	4.10%	Average of four forward-looking quarters; Midpoint approach (1), Baseline (2)

Gross domestic product	1.48%	(0.25)%	Average growth rate year over year percentage of four forward-looking quarters; Midpoint approach (1), Alternate Scenarios 2 and 3 (3)

CRE Price Index	(1.21)%	N/A	Average growth rate year over year percentage of four forward-looking quarters; Midpoint approach (1)

(1) The midpoint approach of the Moody's baseline, upside, and downside scenarios was used for the unemployment rate, GDP growth rate, and CRE price index forecasts for the period ended March 31, 2025.

(2) The Moody's Baseline scenario was used for the unemployment rate forecast for period ended December 31, 2024.

(3) The Moody's alternative scenarios 2 and 3 (equally weighted) were used for the GDP growth rate forecast for the period ended December 31, 2024.

Sensitivity Analysis

Adverse changes in management’s assessment of the assumptions and key inputs used to determine the allowance for credit losses could lead to increases in the allowance through additional provisions for credit losses. If actual losses and conditions differ materially from the assumptions used to determine the allowance for credit losses, our actual credit losses could differ materially from management’s estimates.

A sensitivity analysis of our allowance for credit losses was performed by estimating credit losses allocating more weight on the Moody’s S2 scenario, which has a more negative outlook on the economy, compared with the Moody’s baseline and S1 scenarios. The S2 scenario assumes elevated market interest rates, which weakens credit sensitive spending more than anticipated. In addition, the combination of tariffs, rising inflation, deportations, global political unrest and tensions, and reduced credit availability could cause the economy to fall into a mild recession in 2025. Incorporating key macroeconomic inputs from Moody’s S2 projected scenario in our calculation resulted in additional allowance for credit losses of approximately $2.4 million, compared with the results using the midpoint approach of Moody’s baseline, upside, and downside scenarios as of March 31, 2025.

Management's reviews consider the results of each sensitivity analysis when evaluating the qualitative factor adjustments. While management believes that it has established adequate allowances for lifetime credit losses on loans, actual results may prove different, and could be material. Management monitors the performance of the assumptions, key inputs and various scenarios on an ongoing basis to ensure their effective application in the estimate of the allowance for credit losses.

Executive Overview

Net income was $17.7 million, or $0.58 per diluted share, for the three months ended March 31, 2025 compared to $15.2 million, or $0.50 per diluted share, for the same period a year ago. The increase in net income was driven by a $4.4 million increase in net interest income and a $1.5 million decrease in noninterest expense, offset by an increase in credit loss expense of $2.5 million and income tax expense of $0.9 million. Credit loss expense for the first quarter of 2025 was $2.7 million compared to a $0.2 million expense for the first quarter of 2024.

Additional significant financial highlights include:

•
Loans receivable increased by $30.4 million, or 0.5%, to $6.21 billion as of March 31, 2025, compared with $6.18 billion as of December 31, 2024. The net increase was due to loan production of $345.9 million, offset by payoffs, loan sales, and prepayments of $315.1 million.

•
Deposits were $6.62 billion at March 31, 2025 compared with $6.44 billion at December 31, 2024 as money market and savings deposits and time deposits increased by $140.4 million and $72.8 million, respectively, while non-interest bearing demand deposits decreased by $30.0 million.

•
Return on average assets and return on average stockholders’ equity for the quarter ended March 31, 2025 were 0.94% and 8.92%, respectively, as compared with 0.81% and 7.90%, respectively, for the quarter ended March 31, 2024.

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

	Three Months Ended
	March 31, 2025			March 31, 2024
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$6,189,531	$90,887	5.95%	$6,137,888	$91,674	6.00%
Securities (2)	1,001,499	6,169	2.49%	969,520	4,955	2.07%
FHLB stock	16,385	360	8.92%	16,385	361	8.87%
Interest-bearing deposits in other banks	176,028	1,841	4.24%	201,724	2,604	5.19%
Total interest-earning assets	7,383,443	99,257	5.45%	7,325,517	99,594	5.47%

Noninterest-earning assets:
Cash and due from banks	53,670			58,382
Allowance for credit losses	(69,648)			(69,106)
Other assets	249,148			244,700
Total assets	$7,616,613			$7,559,493

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$79,369	$27	0.14%	$86,401	$30	0.14%
Money market and savings	2,037,224	16,437	3.27%	1,815,085	16,553	3.67%
Time deposits	2,345,346	24,095	4.17%	2,507,830	29,055	4.66%
Total interest-bearing deposits	4,461,939	40,559	3.69%	4,409,316	45,638	4.16%
Borrowings	179,444	2,024	4.57%	162,418	1,655	4.10%
Subordinated debentures	130,718	1,582	4.84%	130,088	1,646	5.06%
Total interest-bearing liabilities	4,772,101	44,165	3.75%	4,701,822	48,939	4.19%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,895,953			1,921,189
Other liabilities	144,654			164,524
Stockholders’ equity	803,905			771,958
Total liabilities and stockholders’ equity	$7,616,613			$7,559,493

Net interest income		$55,092			$50,655

Cost of deposits (3)			2.59%			2.90%
Net interest spread (taxable equivalent basis) (4)			1.70%			1.28%
Net interest margin (taxable equivalent basis) (5)			3.02%			2.78%

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

	Three Months Ended
	March 31, 2025 vs March 31, 2024
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$6	$(793)	$(787)
Securities (2)	163	1,051	1,214
FHLB stock	(3)	2	(1)
Interest-bearing deposits in other banks	(351)	(412)	(763)
Total interest and dividend income	(185)	(152)	(337)

Interest expense:
Demand: interest-bearing	$(3)	$—	$(3)
Money market and savings	1,972	(2,088)	(116)
Time deposits	(2,107)	(2,853)	(4,960)
Borrowings	159	210	369
Subordinated debentures	8	(72)	(64)
Total interest expense	29	(4,803)	(4,774)
Change in net interest income	$(214)	$4,651	$4,437

(1)
Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)
Securities average yield is calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.

For the three months ended March 31, 2025 and 2024, net interest income was $55.1 million and $50.7 million, respectively. The increase of $4.4 million was primarily due to a decrease in interest expense. The net interest spread and net interest margin, on a taxable equivalent basis, for the quarter ended March 31, 2025, were 1.70% and 3.02%, respectively, compared to 1.28% and 2.78%, respectively, for the same period in 2024. Interest and dividend income decreased $0.3 million, or 0.3%, to $99.3 million for the three months ended March 31, 2025 from $99.6 million for the same period in 2024. Interest expense decreased $4.8 million, or 9.8%, to $44.2 million for the three months ended March 31, 2025 from $48.9 million for the same period in 2024 primarily due to decreases in deposit rates.

The average balance of interest earning assets increased $57.9 million, or 0.8%, to $7.38 billion for the three months ended March 31, 2025, from $7.33 billion for the three months ended March 31, 2024. The average balance of loans increased $51.6 million, or 0.8%, to $6.19 billion for the three months ended March 31, 2025, from $6.14 billion for the three months ended March 31, 2024. The average balance of securities was $1.0 billion for the three months ended March 31, 2025 and 2024. The average balance of interest-bearing deposits at other banks decreased $25.7 million, or 12.7%, to $176.0 million for the three months ended March 31, 2025, from $201.7 million for the three months ended March 31, 2024.

The average yield on interest-earning assets, on a taxable equivalent basis, decreased two basis points to 5.45% for the three months ended March 31, 2025, from 5.47% for the three months ended March 31, 2024. The average yield on loans decreased to 5.95% for the three months ended March 31, 2025, from 6.00% for the three months ended March 31, 2024. The average yield on securities, on a taxable equivalent basis, increased to 2.49% for the three months ended March 31, 2025, from 2.07% for the three months ended March 31, 2024. The increase in the average yield on securities was primarily due to the Company using the proceeds from lower-coupon rate maturing securities to reinvest into higher-coupon rate securities.

The average balance of interest-bearing liabilities increased $70.3 million, or 1.5%, to $4.77 billion for the three months ended March 31, 2025 compared with $4.70 billion for the three months ended March 31, 2024. The average balances of money market and savings accounts and borrowings increased by $222.1 million and $17.0 million, respectively, offset partially by decreases in interest-bearing demand deposits and time deposits of $7.0 million and $162.5 million, respectively. The increase in average balances of money market and savings accounts was due to an increase in new commercial accounts. The decrease in the average balance of time deposits was due to the shift to money market and savings accounts as market rates decreased.

The average cost of interest-bearing liabilities was 3.75% and 4.19% for the three months ended March 31, 2025 and 2024, respectively. The average cost of interest-bearing deposits decreased 47 basis points to 3.69% for the three months ended March 31, 2025, compared with 4.16% for the three months ended March 31, 2024. The average cost of time deposits decreased 49 basis points to 4.17% for the three months ended March 31, 2025 compared with 4.66% for the three months ended March 31, 2024. The average cost of money market and savings accounts decreased 40 basis points to 3.27% for the three months ended March 31, 2024 compared with 3.67% for the three months ended March 31, 2024. The decrease in the cost of deposits was due to a decrease in deposit market rates. The average cost of borrowings increased to 4.57% for the three months ended March 31, 2025 compared with 4.10% for the three months ended March 31, 2024.

Credit Loss Expense

For the first quarter of 2025, the Company recorded $2.7 million of credit loss expense, comprised of a $2.4 million provision for loan losses and a $0.3 million provision recorded for off-balance sheet items. For the same period in 2024, the Company recorded $0.2 million of credit loss expense, comprised of a $0.4 million provision for loan losses, partially offset by a $0.2 million recovery for off-balance sheet items. The $2.0 million increase in provision for loan losses is the result of a $3.7 million increase in specific reserves and a $0.4 million increase net charge-offs, partially offset by a $2.1 million decrease resulting from quantitative and qualitative considerations.

See also “Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)	Increase (Decrease)
	2025	2024	Amount	Percent
	(in thousands)
Service charges on deposit accounts	$2,217	$2,450	$(233)	(9.51)%
Trade finance and other service charges and fees	1,396	1,414	(18)	(1.27)
Servicing income	732	712	20	2.81
Bank-owned life insurance income	309	304	5	1.64
All other operating income	897	928	(31)	(3.34)
Service charges, fees & other	5,551	5,808	(257)	(4.42)
Gain on sale of SBA loans	2,000	1,482	518	34.95
Gain on sale of mortgage loans	175	443	(268)	(60.50)
Total noninterest income	$7,726	$7,733	$(7)	(0.09)%

For the three months ended March 31, 2025 and 2024, noninterest income was $7.7 million. The $0.5 million increase in gain on sale of SBA loans was offset by a $0.3 million decrease in gain on sale of mortgage loans and $0.2 million decrease in service charges on deposit accounts.

During the first quarter of 2025, the Company sold $10.0 million of residential loans, recognizing a net gain of $0.2 million, and sold $32.2 million of SBA loans, recognizing a net gain of $2.0 million. During the first quarter of 2024, the Company sold $29.7 million of residential loans, recognizing a net gain of $0.4 million, and sold $25.6 million of SBA loans, recognizing a net gain of $1.5 million. Trade premiums on SBA loan sales were 7.82% and 7.23% for the three months ended March 31, 2025 and 2024, respectively.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)	Increase (Decrease)
	2025	2024	Amount	Percent
	(in thousands)
Salaries and employee benefits	$20,972	$21,585	$(613)	(2.84)%
Occupancy and equipment	4,450	4,537	(87)	(1.92)
Data processing	3,787	3,551	236	6.65
Professional fees	1,468	1,893	(425)	(22.45)
Supplies and communications	517	601	(84)	(13.98)
Advertising and promotion	585	907	(322)	(35.50)
All other operating expenses	3,175	3,160	15	0.47
Subtotal	34,954	36,234	(1,280)	(3.53)
Other real estate owned expense	41	22	19	86.36
Repossessed personal property expense (income)	(11)	189	(200)	(105.82)
Total noninterest expense	$34,984	$36,445	$(1,461)	(4.01)%

For the three months ended March 31, 2025, noninterest expense was $35.0 million, a decrease of $1.4 million, or 4.0%, compared with $36.4 million for the same period in 2024. The decrease was mainly attributed to a $0.6 million decrease in salaries and employee benefits, a $0.4 million decrease in professional fees, and a $0.3 million decrease in advertising and promotion. The decrease in salaries and employee benefits was mainly attributed to an increase in capitalized loan origination costs resulting from an increase in loan originations for the three months ended March 31, 2025 compared to the same period in 2024. Professional fees decreased $0.4 million for the three months ended March 31, 2025 due to the completion of a loan system implementation in 2024. Advertising and promotion decreased $0.3 million due to a decrease in deposit marketing campaign expenses.

Income Tax Expense

Income tax expense was $7.4 million and $6.6 million, representing an effective income tax rate of 29.6% and 30.2% for the three months ended March 31, 2025 and 2024, respectively.

Financial Condition

Securities

As of March 31, 2025, our securities portfolio consisted of U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and debt securities, tax-exempt municipal bonds and U.S. Treasury securities. Most of these securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10% of stockholders’ equity as of March 31, 2025 or December 31, 2024.

Securities increased $1.2 million to $907.0 million at March 31, 2025 from $905.8 million at December 31, 2024, mainly attributed to $32.5 million in securities purchases and a decrease in unrealized securities losses of $14.5 million during the three months ended March 31, 2025, partially offset by $45.1 million in payments and maturities.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their cost weighted average yield, which is calculated using amortized cost as the weight, as of March 31, 2025:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$46,241	4.62%	$43,485	3.68%	$—	0.00%	$—	0.00%	$89,726	4.16%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	1	2.56	—	—	16,747	3.32	422,620	1.79	439,368	1.85
Mortgage-backed securities - commercial	604	0.52	4,851	2.62	—	—	69,036	2.48	74,491	2.47
Collateralized mortgage obligations	—	—	94	1.30	95	2.59	194,852	4.24	195,041	4.24
Debt securities	48,493	1.04	68,290	2.01	—	—	—	—	116,783	1.61
Total U.S. government agency and sponsored agency obligations	49,098	1.03	73,235	2.05	16,842	3.32	686,508	2.55	825,683	2.44
Municipal bonds-tax exempt	—	—	—	—	47,023	1.35	28,802	1.32	75,825	1.34
Total securities available for sale	$95,339	2.77%	$116,720	2.65%	$63,865	1.87%	$715,310	2.51%	$991,234	2.51%

Loans Receivable

As of March 31, 2025 and December 31, 2024, loans receivable (excluding loans held for sale), net of deferred loan fees and costs, discounts and allowance for credit losses, were $6.21 billion and $6.18 billion, respectively. For the three months ended March 31, 2025, there was $345.9 million in new loan production, which included $11.0 million in SBA loan purchases, offset partially by $167.2 million in loan sales and payoffs, and amortization and other reductions of $144.6 million. Loan production consisted of commercial real estate loans of $146.6 million, residential mortgages of $55.0 million, commercial and industrial loans of $42.3 million, equipment financing agreements of $46.7 million and SBA loans of $55.2 million.

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses as of March 31, 2025. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$164,861	$311,358	$419,769	$139,602	$73,507	$1,109,097
Hospitality	161,280	294,662	326,853	45,392	17,088	845,275
Office	236,716	268,414	41,235	11,885	5,707	563,957
Other	305,131	509,855	393,206	130,277	40,277	1,378,746
Total commercial property loans	867,988	1,384,289	1,181,063	327,156	136,579	3,897,075
Construction	74,582	3,994	—	—	—	78,576
Residential	6,137	23	223	4,354	968,799	979,536
Total real estate loans	948,707	1,388,306	1,181,286	331,510	1,105,378	4,955,187
Commercial and industrial loans	330,782	199,166	145,498	178,960	—	854,406
Equipment financing agreements	32,589	227,601	197,539	14,867	—	472,596
Loans receivable	$1,312,078	$1,815,073	$1,524,323	$525,337	$1,105,378	$6,282,189
Loans with predetermined interest rates	693,056	1,216,833	649,049	30,374	265,735	2,855,047
Loans with variable interest rates	619,022	598,240	875,274	494,963	839,643	3,427,142

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with fixed or predetermined interest rates, as of March 31, 2025.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$138,188	$263,738	$191,794	$25	$576	$594,321
Hospitality	48,844	161,542	104,587	—	215	315,188
Office	129,078	215,531	14,039	—	—	358,648
Other	234,666	337,801	128,910	7,647	3,268	712,292
Total commercial property loans	550,776	978,612	439,330	7,672	4,059	1,980,449
Construction	—	—	—	—	—	—
Residential	1,467	23	21	2,255	261,676	265,442
Total real estate loans	552,243	978,635	439,351	9,927	265,735	2,245,891
Commercial and industrial loans	108,223	10,597	12,159	5,580	—	136,559
Equipment financing agreements	32,590	227,601	197,539	14,867	—	472,597
Loans receivable	$693,056	$1,216,833	$649,049	$30,374	$265,735	$2,855,047

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with floating or variable interest rates (including floating, adjustable and hybrids), as of March 31, 2025.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$26,672	$47,620	$227,975	$139,577	$72,932	$514,776
Hospitality	112,436	133,120	222,266	45,392	16,873	530,087
Office	107,638	52,883	27,196	11,885	5,707	205,309
Other	70,465	172,054	264,296	122,631	37,009	666,455
Total commercial property loans	317,211	405,677	741,733	319,485	132,521	1,916,627
Construction	74,582	3,993	—	—	—	78,575
Residential	4,670	—	201	2,099	707,122	714,092
Total real estate loans	396,463	409,670	741,934	321,584	839,643	2,709,294
Commercial and industrial loans	222,559	188,570	133,340	173,379	—	717,848
Loans receivable	$619,022	$598,240	$875,274	$494,963	$839,643	$3,427,142

Industry

As of March 31, 2025, the loan portfolio included the following concentrations of loan types to borrowers in industries that represented greater than 10.0% of loans receivable outstanding:

		Percentage of
	Balance as of	Loans Receivable
	March 31, 2025	Outstanding
	(in millions)
Lessor of nonresidential buildings	$1,632	26.0%
Hospitality	843	13.4%

Loan Quality Indicators

Loans 30 to 89 days past due and still accruing were $17.3 million at March 31, 2025, compared with $18.5 million at December 31, 2024.

Activity in criticized loans was as follows for the periods indicated:

	Special Mention	Classified
	(in thousands)
Three months ended March 31, 2025
Balance at beginning of period	$139,613	$25,683
Additions	148	26,169
Reductions	(21,381)	(5,333)
Ending balance	$118,380	$46,519

Three months ended March 31, 2024
Balance at beginning of period	$65,315	$31,367
Additions	671	3,631
Reductions	(3,670)	(11,329)
Ending balance	$62,316	$23,669

Special mention loans were $118.4 million and $139.6 million at March 31, 2025 and December 31, 2024, respectively. The $21.2 million decrease in the first quarter of 2025 included loan upgrades of $20.5 million and amortization/paydowns of $0.9 million, offset by additions of $0.2 million. The increase in loan upgrades was primarily attributable to a $18.9 million loan upgrade of a commercial and industrial loan. The $3.0 million decrease in the first quarter of 2024 included upgrades to pass loans of $1.5 million, downgrades to classified loans of $0.8 million, and paydowns and payoffs of $1.4 million, offset by downgrades from pass loans of $0.7 million. The upgrades to pass loans were primarily attributable to a $1.5 million retail loan and downgrades to classified consisted of two SBA commercial real estate retail loans for $0.8 million.

Classified loans were $46.5 million and $25.7 million at March 31, 2025 and December 31, 2024, respectively. The $20.8 million increase in classified loans for the three months ended March 31, 2025 resulted from $22.8 million of loan downgrades and $3.4 million of equipment financing downgrades. The increase in loan downgrades was primarily the result of a $20.0 million commercial real estate office loan designated as nonaccrual. Additions were offset by $2.7 million of equipment financing charge-offs, $1.1 million of payoffs, $1.0 million of amortization and paydowns, $0.3 million of loan charge-offs and $0.3 million of loan upgrades. The $7.7 million decrease in the first quarter of 2024 was primarily driven by paydowns and payoffs of $9.4 million, and charge-offs of $1.9 million, offset by new downgrades to classified loans of $3.6 million. The paydowns and payoffs during the three months ended March 31, 2024 were mainly attributed to payoffs of a $4.7 million commercial real estate industrial loan and a $1.2 million commercial real estate office loan, and a $0.9 million paydown on a previously mentioned nonperforming commercial and industrial loan in the health-care industry.

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

Except for nonaccrual loans, management is not aware of any other loans as of March 31, 2025 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in a loan being designated as nonperforming at some future date.

Nonaccrual loans were $35.5 million and $14.3 million as of March 31, 2025 and December 31, 2024, respectively, representing an increase of $21.3 million, or 149.1%. The increase was due to the previously mentioned $20.0 million commercial real estate office loan designated as nonaccrual during the first quarter of 2025. As of March 31, 2025 and December 31, 2024, 1.72% and 1.81% of equipment financing agreements were on nonaccrual status, respectively. At March 31, 2025 there were $112,000 of loans 90 days or more past due and still accruing interest. At December 31, 2024, all loans 90 days or more past due were classified as nonaccrual.

The $35.5 million of nonperforming loans as of March 31, 2025 had individually evaluated allowances of $11.8 million, compared to $14.3 million of nonperforming loans with individually evaluated allowances of $6.2 million as of December 31, 2024.

Nonperforming assets were $35.7 million at March 31, 2025, or 0.46% of total assets, compared to $14.4 million, or 0.19%, at December 31, 2024. Additionally, not included in nonperforming assets were repossessed personal property assets associated with equipment finance agreements of $0.7 million and $0.6 million at March 31, 2025 and December 31, 2024, respectively.

Individually Evaluated Loans

The Company reviews loans on an individual basis when the loan does not share similar risk characteristics with loan pools. Individually evaluated loans are measured for expected credit losses based on the present value of expected cash flows discounted at the effective interest rate, the observable market price, or the fair value of collateral.

Individually evaluated loans were $33.1 million and $14.3 million as of March 31, 2025 and December 31, 2024, respectively, representing a increase of $18.8 million, or 131.5%. Specific allowances associated with individually evaluated loans increased $5.6 million to $11.8 million as of March 31, 2025 compared with $6.2 million as of December 31, 2024.

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

The following table presents loan modifications made to borrowers experiencing financial difficulty by type of modification, with related amortized cost balances, respective percentage shares of the total class of loans, and the related financial effect, as of the periods indicated:

	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
March 31, 2025
Commercial and industrial loans	$22,863	2.7%	One loan with term extension of six years; one loan with term extension of six months

	Interest Only/Principal Deferment
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
March 31, 2025
Commercial property loans: Retail	$13,531	1.2%	Two loans with three month principal and interest deferral
Commercial and industrial loans	19,748	2.3%	One loan with six month interest only; one loan with 12 month interest only

The modified loans above were current at March 31, 2025.

The table above includes two retail commercial loans with an amortized cost of $13.5 million that were modified during the three months ended March 31, 2025.

No loans were modified to borrowers experiencing financial difficulty during the three months ended March 31, 2024.

During the three months ended March 31, 2025, there were no payment defaults on loans modified within the preceding 12 months.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

As previously mentioned, effective January 1, 2025, the Company changed its methodology for estimating expected credit losses on its loan portfolio. The Company’s estimate of the allowance for credit losses at March 31, 2025 and December 31, 2024 reflected losses expected over the remaining contractual life of assets based on historical, current, and forward-looking information. The contractual term does not consider extensions, renewals or modifications.

Our allowance for credit losses incorporate a variety of risk considerations, both quantitative and qualitative, that management believes is appropriate to absorb lifetime credit losses at each reporting date. Quantitative factors include the general economic forecast in our markets, risk ratings, delinquency trends, collateral values, changes in nonperforming loans, and other factors.

We use qualitative factors to adjust the allowance calculation for risks not considered by the quantitative calculations. Qualitative factors considered in our methodologies include concentrations of credit, changes in lending management and staff, and quality of the loan review system.

The Company reviews baseline and alternative economic scenarios from Moody’s (previously known as Moody’s Analytics, a subsidiary of Moody’s Corporation) for consideration in the quantitative portion of our analysis of the allowance for credit losses. Moody’s publishes a baseline forecast that represents the estimate of the most likely path for the United States economy through the current business cycle (50% probability that economic conditions will be worse and 50% probability that economic conditions will be better) as well as alternative scenarios to examine how different types of shocks will affect the future performance of the United States economy.

The Company utilizes a midpoint approach of multiple forward-looking scenarios to incorporate losses from a baseline, upside (stronger near-term growth) and downside (slower near-term growth) economy. As a result, the upside and downside scenarios each receive a weight of 30%, and the baseline receives a weight of 40%.

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

Although management believes it uses the best information available to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

The following table reflects our allocation of the allowance for credit losses by loan category as well as the amount of loans in each loan category, including related percentages:

	March 31, 2025				December 31, 2024
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$9,404	13.3%	$1,109,097	17.7%	$10,171	14.5%	$1,068,978	17.1%
Hospitality	7,128	10.1	845,275	13.5	15,302	21.8	848,134	13.6
Office	11,536	16.3	563,957	9.0	3,935	5.6	568,861	9.1
Other	12,278	17.5	1,378,746	21.8	8,243	11.8	1,385,051	22.2
Total commercial property loans	40,346	57.2	3,897,075	62.0	37,651	53.7	3,871,024	62.0
Construction	1,021	1.4	78,576	1.3	1,664	2.4	78,598	1.3
Residential	9,936	14.2	979,536	15.7	5,784	8.2	951,302	15.2
Total real estate loans	51,303	72.8	4,955,187	79.0	45,099	64.3	4,900,924	78.5
Commercial and industrial loans	6,242	8.7	854,406	13.5	10,006	14.3	863,431	13.8
Equipment financing agreements	13,052	18.5	472,596	7.5	15,042	21.4	487,022	7.7
Total	$70,597	100.0%	$6,282,189	100.0%	$70,147	100.0%	$6,251,377	100.0%

The following table sets forth certain ratios related to our allowance for credit losses at the dates presented:

	As of
	March 31, 2025	December 31, 2024
	(dollars in thousands)
Ratios:
Allowance for credit losses to loans receivable	1.12%	1.12%
Nonaccrual loans to loans	0.56%	0.23%
Allowance for credit losses to nonaccrual loans	199.10%	491.50%

Balance:
Nonaccrual loans at end of period	$35,458	$14,272
Nonperforming loans at end of period	$35,570	$14,272

The allowance for credit losses was $70.6 million and $70.1 million at March 31, 2025 and December 31, 2024, respectively. The allowance attributed to individually evaluated loans was $11.8 million and $6.2 million as of March 31, 2025 and December 31, 2024, respectively. The allowance attributed to collectively evaluated loans was $58.8 million and $64.0 million as of March 31, 2025 and December 31, 2024, respectively. The decrease in the allowance attributed to collectively evaluated loans was primarily due to the change in ACL methodology.

As of March 31, 2025 and December 31, 2024, the allowance for credit losses related to off-balance sheet items, primarily unfunded loan commitments, was $2.4 million and $2.1 million, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality, prevailing economic conditions and economic forecasts, we believe these allowances were adequate for current expected lifetime losses in the loan portfolio and off-balance sheet exposure as of March 31, 2025.

The following table presents a summary of gross charge-offs and recoveries for the loan portfolio:

	Three Months Ended March 31,
	2025	2024
	(in thousands)

Gross charge-offs	$(3,189)	$(2,123)
Gross recoveries	1,243	527
Net (charge-offs) recoveries	$(1,946)	$(1,596)

For the three months ended March 31, 2025, gross charge-offs increased $1.1 million from the same period in 2024. Gross recoveries for the three months ended March 31, 2025 increased $0.7 million from the same period in 2024. Gross charge-offs for the three months ended March 31, 2025 and 2024 primarily consisted of $2.8 million and $2.0 million of equipment financing agreements charge-offs, respectively. Gross recoveries for the three months ended March 31, 2025 primarily consisted of $0.8 million of recoveries on equipment financing agreements.

The following table presents a summary of net (charge-offs) recoveries for the loan portfolio:

	Three Months Ended
	Average Loans	Net (Charge-Offs) Recoveries	Net (Charge-Offs) Recoveries to Average Loans (1)
	(dollars in thousands)
March 31, 2025
Commercial real estate loans	$3,938,099	$—	—%
Residential loans	967,755	255	0.11
Commercial and industrial loans	797,524	(186)	(0.09)
Equipment financing agreements	486,153	(2,015)	(1.66)
Total	$6,189,531	$(1,946)	(0.13)%

March 31, 2024
Commercial real estate loans	$3,875,439	$46	0.00%
Residential loans	978,908	—	—
Commercial and industrial loans	710,440	(97)	(0.05)
Equipment financing agreements	573,101	(1,545)	(1.08)
Total	$6,137,888	$(1,596)	(0.10)%
(1)
Annualized

Net loan charge-offs were $1.9 million, or 0.13% of average loans and $1.6 million, or 0.10% of average loans for the three months ended March 31, 2025 and 2024, respectively.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	March 31, 2025		December 31, 2024
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$2,066,659	31.2%	$2,096,634	32.6%
Interest-bearing:
Demand	80,790	1.2	80,323	1.2
Money market and savings	2,073,943	31.3	1,933,535	30.0
Uninsured amount of time deposits more than $250,000:
Three months or less	199,651	3.0	225,015	3.5
Over three months through six months	254,841	3.9	219,304	3.4
Over six months through twelve months	192,708	2.9	202,966	3.2
Over twelve months	4,215	0.1	14	—
All other insured time deposits	1,746,668	26.4	1,677,985	26.1
Total deposits	$6,619,475	100.0%	$6,435,776	100.0%

Total deposits were $6.62 billion and $6.44 billion as of March 31, 2025 and December 31, 2024, respectively, representing an increase of $183.7 million, or 2.9%. The increase in deposits was primarily driven by a $140.4 million increase in money market and savings deposits and a $72.8 million increase in time deposits, partially offset by a $30.0 million decrease in noninterest-bearing demand deposits. At March 31, 2025, the loan-to-deposit ratio was 94.9% compared to 97.1% at December 31, 2024.

As of March 31, 2025, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.67 billion. The aggregate amount of uninsured time deposits was $651.4 million. Other uninsured deposits, such as demand and money market and savings deposits were $2.02 billion. At March 31, 2025, $1.17 billion of total uninsured deposits were in accounts with balances of $5.0 million or more. As of December 31, 2024, the aggregate amount of uninsured deposits was $2.72 billion. The aggregate amount of uninsured time deposits was $647.3 million. Other uninsured deposits, such as demand, money market and savings deposits were $2.07 billion. At December 31, 2024, $1.21 billion of total uninsured deposits were in accounts with balances of $5.0 million or more.

The Bank’s wholesale funds historically consisted of FHLB advances, brokered deposits as well as State of California time deposits. As of March 31, 2025 and December 31, 2024, the Bank had $117.5 million and $262.5 million of FHLB advances, and $76.0 million and $60.7 million of brokered deposits, respectively. The Bank had $150.0 million and $120.0 million of State of California time deposits, as of March 31, 2025 and December 31, 2024, respectively.

Borrowings and Subordinated Debentures

Borrowings mostly take the form of FHLB advances. At March 31, 2025 and December 31, 2024, FHLB advances were $117.5 million and $262.5 million, respectively. FHLB open advances were $80.0 million and $225.0 million at March 31, 2025 and December 31, 2024, respectively. For the same periods, term advances were $37.5 million and $37.5 million, respectively. Funds from deposit growth not used to fund loan production were used to pay off borrowings.

The weighted-average interest rate of all FHLB advances at March 31, 2025 and December 31, 2024 was 4.63% and 4.75%, respectively.

The FHLB maximum amount outstanding at any month end during each of the year-to-date periods ended March 31, 2025 and December 31, 2024 was $232.5 million and $350.0 million, respectively.

The following is a summary of contractual maturities of FHLB advances greater than twelve months:

	March 31, 2025		December 31, 2024
FHLB of San Francisco	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Advances due over 12 months through 24 months	$12,500	4.85%	$37,500	4.58%
Outstanding advances over 12 months	$12,500	4.85%	$37,500	4.58%

Subordinated debentures were $130.8 million and $130.6 million as of March 31, 2025 and December 31, 2024, respectively. Subordinated debentures are comprised of fixed-to-floating subordinated notes of $108.6 million and $108.5 million as of March 31, 2025 and December 31, 2024, respectively, and junior subordinated deferrable interest debentures of $22.2 million and $22.1 million as of March 31, 2025 and December 31, 2024, respectively. See “Note 8 – Borrowings and Subordinated Debentures” to the consolidated financial statements for more details.

Stockholders' Equity

Stockholders’ equity was $751.5 million and $732.2 million as of March 31, 2025 and December 31, 2024, respectively. Net income, net of $8.3 million of dividends paid, added $9.4 million to stockholders' equity for the period, as did $0.9 million of share-based compensation, a $10.4 million decrease in unrealized after-tax losses on securities available for sale and a $0.3 million decrease in unrealized after-tax losses on cash flow hedges due to changes in interest rates. In addition, the Company repurchased 50,000 shares of common stock during the period at an average share price of $22.49 for a total cost of $1.1 million. At March 31, 2025, 1,180,500 shares remain under the Company's share repurchase program.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below) as of March 31, 2025. The Company compares this stress simulation to policy limits, which specify the maximum tolerance level for net interest income exposure over a 1- to 12-month and a 13- to 24- month horizon, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest	Dollar	Percentage	Dollar	Percentage
Rates (Basis Points)	Change	Change	Change	Change
	(dollars in thousands)
300	$21,484	8.30%	$43,533	14.91%
200	$14,292	5.52%	$28,884	9.90%
100	$7,708	2.98%	$15,625	5.35%
(100)	$(9,254)	(3.57%)	$(19,198)	(6.58%)
(200)	$(18,719)	(7.23%)	$(41,033)	(14.06%)
(300)	$(27,131)	(10.48%)	$(63,165)	(21.64%)

	Economic Value of Equity (EVE)
Change in Interest	Dollar	Percentage
Rates (Basis Points)	Change	Change
	(dollars in thousands)
300	$85,319	10.31%
200	$64,121	7.75%
100	$39,956	4.83%
(100)	$(63,530)	(7.68%)
(200)	$(147,128)	(17.79%)
(300)	$(246,092)	(29.75%)

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

The Company’s ability to pay dividends to stockholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to stockholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the Department of Financial Protection and Innovation (“DFPI”), in an amount not exceeding the greater of: (1) retained earnings of the Bank; (2) net income of the Bank for its last fiscal year; or (3) the net income of the Bank for its current fiscal year. The Company paid dividends of $8.3 million ($0.27 per share) for the three months ended March 31, 2025 and $30.4 million ($1.00 per share) for the year 2024. As of April 1, 2025, the Bank has the ability to pay dividends of approximately $95.6 million, after giving effect to the $0.27 dividend declared on April 24, 2025, for the second quarter of 2025, without the prior approval of the Commissioner of the DFPI.

At March 31, 2025, the Bank’s total risk-based capital ratio of 14.47%, Tier 1 risk-based capital ratio of 13.34%, common equity Tier 1 capital ratio of 13.34% and Tier 1 leverage capital ratio of 11.49% placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00%, Tier 1 risk-based capital ratio equal to or greater than 8.00%, common equity Tier 1 capital ratios equal to or greater than 6.50%, and Tier 1 leverage capital ratio equal to or greater than 5.00%.

At March 31, 2025, the Company's total risk-based capital ratio was 15.28%, Tier 1 risk-based capital ratio was 12.46%, common equity Tier 1 capital ratio was 12.12% and Tier 1 leverage capital ratio was 10.67%.

For a discussion of the applicable capital adequacy framework, see "Regulation and Supervision - Capital Adequacy Requirements" in our 2024 Annual Report on Form 10-K.

Liquidity

For a discussion of liquidity for the Company, see Note 14 - Liquidity included in the notes to unaudited consolidated financial statements in this Report and Note 22 – Liquidity in our 2024 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see Note 12 - Off-Balance Sheet Commitments included in the notes to unaudited consolidated financial statements in this Report and “Item 1. Business - Off-Balance Sheet Commitments” in our 2024 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. The CECL model methodology change effective January 1, 2025 did not affect the Company's internal control over financial reporting during the quarter ended March 31, 2025.

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

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Corporation from those described in “Risk Factors” in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On April 25, 2024, the Company announced that the Board of Directors has adopted a stock repurchase program under which the Company may repurchase up to 5% of its outstanding shares, or approximately 1.5 million shares of its common stock. As of March 31, 2025, 1,180,500 shares remained available for future purchases under that stock repurchase program. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2025:

Purchase Date:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
January 1, 2025 - January 31, 2025	$—	—	1,230,500
February 1, 2025 - February 28, 2025	$—	—	1,230,500
March 1, 2025 - March 31, 2025	$22.49	50,000	1,180,500
Total	$22.49	50,000	1,180,500

The Company acquired 26,051 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through the vesting of Company stock awards for the three months ended March 31, 2025. Shares withheld to cover income taxes upon the vesting of stock awards are repurchased pursuant to the terms of the applicable plan and not under the Company's repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Hanmi securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Document

10.1

First Amendment to the Amended and Restated Employment Agreement by and among Hanmi Financial Corporation, Hanmi Bank and Bonita I. Lee dated February 25, 2022 (incorporated by reference herein from Exhibit 10.1 to Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on March 5, 2025)

10.2

Second Amendment to the Amended and Restated Employment Agreement by and among Hanmi Financial Corporation, Hanmi Bank and Romolo C. Santarosa dated February 26, 2020 (incorporated by reference herein from Exhibit 10.2 to Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on March 5, 2025)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL

* Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	May 9, 2025	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2025	By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)