Form 10-Q
period 2025-06-30
HANMI FINANCIAL CORP
filed 2025-08-08
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of July 30, 2025, there were 30,126,029 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries Quarterly Report on Form 10-Q

Three Months Ended June 30, 2025

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Cash and due from banks	$380,050	$304,800
Securities available for sale, at fair value (amortized cost of $994,611 and $1,004,563 as of June 30, 2025 and December 31, 2024, respectively)	918,094	905,798
Loans held for sale, at the lower of cost or fair value	49,611	8,579
Loans receivable, net of allowance for credit losses of $66,756 and $70,147 as of June 30, 2025 and December 31, 2024, respectively	6,239,201	6,181,230
Accrued interest receivable	23,749	22,937
Premises and equipment, net	20,607	21,404
Customers' liability on acceptances	214	1,226
Servicing assets	6,420	6,457
Goodwill and other intangible assets, net	11,031	11,031
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	39,550	44,901
Bank-owned life insurance	56,985	57,168
Prepaid expenses and other assets	100,466	96,009
Total assets	$7,862,363	$7,677,925

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,105,369	$2,096,634
Interest-bearing	4,623,753	4,339,142
Total deposits	6,729,122	6,435,776
Accrued interest payable	30,567	34,824
Bank's liability on acceptances	214	1,226
Borrowings	127,500	262,500
Subordinated debentures	130,960	130,638
Accrued expenses and other liabilities	81,166	80,787
Total liabilities	7,099,529	6,945,751
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 34,294,037 shares (30,176,568 shares outstanding) and 34,151,464 shares (30,195,999 shares outstanding) as of June 30, 2025 and December 31, 2024, respectively	34	34
Additional paid-in capital	592,825	591,069
Accumulated other comprehensive loss, net of tax benefit of $22,092 and $28,576 as of June 30, 2025 and December 31, 2024, respectively	(54,511)	(70,723)
Retained earnings	367,251	350,869
Less treasury stock; 4,117,469 shares and 3,955,465 shares as of June 30, 2025 and December 31, 2024, respectively	(142,765)	(139,075)
Total stockholders’ equity	762,834	732,174
Total liabilities and stockholders’ equity	$7,862,363	$7,677,925

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest and dividend income:
Interest and fees on loans receivable	$92,589	$90,752	$183,476	$182,427
Interest on securities	6,261	5,238	12,430	10,193
Dividends on FHLB stock	354	357	714	719
Interest on deposits in other banks	2,129	2,313	3,969	4,914
Total interest and dividend income	101,333	98,660	200,589	198,253
Interest expense:
Interest on deposits	41,924	46,495	82,483	92,133
Interest on borrowings	684	1,896	2,708	3,551
Interest on subordinated debentures	1,586	1,649	3,167	3,295
Total interest expense	44,194	50,040	88,358	98,979
Net interest income before credit loss expense	57,139	48,620	112,231	99,274
Credit loss expense	7,631	961	10,352	1,188
Net interest income after credit loss expense	49,508	47,659	101,879	98,086
Noninterest income:
Service charges on deposit accounts	2,169	2,429	4,387	4,878
Trade finance and other service charges and fees	1,461	1,277	2,858	2,691
Gain on sale of Small Business Administration ("SBA") loans	2,160	1,644	4,161	3,126
Gain on sale of residential mortgage loans	—	365	175	808
Other operating income	2,281	2,342	4,215	4,287
Total noninterest income	8,071	8,057	15,796	15,790
Noninterest expense:
Salaries and employee benefits	22,069	20,434	43,041	42,019
Occupancy and equipment	4,344	4,607	8,794	9,144
Data processing	3,727	3,686	7,514	7,237
Professional fees	1,725	1,749	3,194	3,642
Supplies and communications	515	570	1,031	1,172
Advertising and promotion	798	669	1,382	1,576
Other operating expenses	3,169	3,561	6,374	6,930
Total noninterest expense	36,347	35,276	71,330	71,720
Income before tax	21,232	20,440	46,345	42,156
Income tax expense	6,115	5,989	13,556	12,541
Net income	$15,117	$14,451	$32,789	$29,615
Basic earnings per share	$0.50	$0.48	$1.09	$0.98
Diluted earnings per share	$0.50	$0.48	$1.08	$0.97
Weighted-average shares outstanding:
Basic	29,948,836	30,055,913	29,943,279	30,089,341
Diluted	30,054,456	30,133,646	30,048,704	30,166,181

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$15,117	$14,451	$32,789	$29,615
Other comprehensive income (loss), net of tax:
Unrealized gain (loss):
Unrealized holding gain (loss) on available for sale securities	7,706	(1,277)	22,248	(6,375)
Unrealized loss on cash flow hedges	(235)	(746)	(45)	(2,953)
Unrealized gain (loss)	7,471	(2,023)	22,203	(9,328)
Income tax benefit (expense) related to other comprehensive income items	(2,155)	588	(6,339)	2,933
Other comprehensive income (loss)	5,316	(1,435)	15,864	(6,395)

Reclassification adjustment for losses included in net income	248	460	493	460
Income tax benefit related to reclassification adjustment	(73)	(135)	(145)	(137)
Reclassification adjustment for losses included in net income, net of tax	175	325	348	323
Other comprehensive income (loss), net of tax	5,491	(1,110)	16,212	(6,072)
Total comprehensive income	$20,608	$13,341	$49,001	$23,543

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2025 and 2024

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Loss	Earnings	at Cost	Equity
Balance at April 1, 2024	33,957,284	(3,680,926)	30,276,358	$34	$587,687	$(76,890)	$326,526	$(134,257)	$703,100
Issuance of awards pursuant to equity incentive plans, net of forfeitures	167,626	—	167,626	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	960	—	—	—	960
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(1,874)	(1,874)	—	—	—	—	(28)	(28)
Repurchase of common stock	—	(170,000)	(170,000)	—	—	—	—	(2,729)	(2,729)
Cash dividends paid (common stock, $0.25/share)	—	—	—	—	—	—	(7,585)	—	(7,585)
Net income	—	—	—	—	—	—	14,451	—	14,451
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(906)	—	—	(906)
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	(204)	—	—	(204)
Balance at June 30, 2024	34,124,910	(3,852,800)	30,272,110	$34	$588,647	$(78,000)	$333,392	$(137,014)	$707,059

Balance at April 1, 2025	34,265,030	(4,031,516)	30,233,514	$34	$591,942	$(60,002)	$360,289	$(140,778)	$751,485
Issuance of awards pursuant to equity incentive plans, net of forfeitures	29,007	—	29,007	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	883	—	—	—	883
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(15,953)	(15,953)	—	—	—	—	(359)	(359)
Repurchase of common stock	—	(70,000)	(70,000)	—	—	—	—	(1,628)	(1,628)
Cash dividends paid (common stock, $0.27/share)	—	—	—	—	—	—	(8,155)	—	(8,155)
Net income	—	—	—	—	—	—	15,117	—	15,117
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	5,482	—	—	5,482
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	9	—	—	9
Balance at June 30, 2025	34,294,037	(4,117,469)	30,176,568	$34	$592,825	$(54,511)	$367,251	$(142,765)	$762,834

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2025 and 2024

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Loss	Earnings	at Cost	Equity
Balance at January 1, 2024	33,918,035	(3,549,380)	30,368,655	$34	$586,912	$(71,928)	$319,048	$(132,175)	$701,891
Issuance of awards pursuant to equity incentive plans, net of forfeitures	206,875	—	206,875	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,735	—	—	—	1,735
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(33,420)	(33,420)	—	—	—	—	(518)	(518)
Repurchase of common stock	—	(270,000)	(270,000)	—	—	—	—	(4,321)	(4,321)
Cash dividends paid (common stock, $0.50/share)	—	—	—	—	—	—	(15,271)	—	(15,271)
Net income	—	—	—	—	—	—	29,615	—	29,615
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(4,298)	—	—	(4,298)
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	(1,774)	—	—	(1,774)
Balance at June 30, 2024	34,124,910	(3,852,800)	30,272,110	$34	$588,647	$(78,000)	$333,392	$(137,014)	$707,059

Balance at January 1, 2025	34,151,464	(3,955,465)	30,195,999	$34	$591,069	$(70,723)	$350,869	$(139,075)	$732,174
Issuance of awards pursuant to equity incentive plans, net of forfeitures	142,573	—	142,573	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,756	—	—	—	1,756
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(42,004)	(42,004)	—	—	—	—	(938)	(938)
Repurchase of common stock	—	(120,000)	(120,000)	—	—	—	—	(2,752)	(2,752)
Cash dividends paid (common stock, $0.54/share)	—	—	—	—	—	—	(16,407)	—	(16,407)
Net income	—	—	—	—	—	—	32,789	—	32,789
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	15,892	—	—	15,892
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	320	—	—	320
Balance at June 30, 2025	34,294,037	(4,117,469)	30,176,568	$34	$592,825	$(54,511)	$367,251	$(142,765)	$762,834

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$32,789	$29,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,244	3,214
Amortization of servicing assets - net	1,372	1,366
Share-based compensation expense	1,756	1,735
Credit loss expense	10,352	1,188
(Gain) loss on sales of SBA loans	(4,161)	(3,126)
Origination of loans held for sale	(108,610)	(47,595)
Proceeds from sales of loans	80,730	51,070
(Gain) loss on sales of residential loans	(175)	(808)
Change in bank-owned life insurance	183	131
Change in prepaid expenses and other assets	(4,681)	4,730
Change in income tax assets	(988)	(4,087)
Change in accrued interest payable and other liabilities	(4,958)	(5,399)
Net cash provided by operating activities	6,853	32,034
Cash flows from investing activities:
Purchases of securities available for sale	(101,004)	(78,454)
Proceeds from matured, called and repayment of securities	109,626	58,848
Purchases of loans receivable	(44,631)	(24,656)
Proceeds from sales of residential mortgage loans	—	50,352
Purchases of premises and equipment	(832)	(1,563)
Proceeds from disposition of premises and equipment	14	—
Proceeds from sales of other real estate owned ("OREO")	713	—
Change in loans receivable, excluding purchases and sales	(33,736)	(21,956)
Net cash used in investing activities	(69,850)	(17,429)
Cash flows from financing activities:
Change in deposits	293,346	48,765
Change in open FHLB advances	(135,000)	(32,500)
Cash paid for employee vested shares surrendered due to employee tax liability	(938)	(518)
Repurchase of common stock	(2,754)	(4,326)
Cash dividends paid	(16,407)	(15,271)
Net cash provided by (used in) financing activities	138,247	(3,850)
Net increase in cash and due from banks	75,250	10,755
Cash and due from banks at beginning of year	304,800	302,324
Cash and due from banks at end of period	$380,050	$313,079
Supplemental disclosures of cash flow information:
Interest paid	$92,615	$90,586
Income taxes paid	$13,590	$22,365
Non-cash activities:
Transfer of fixed assets to other real estate owned	-	$655
Income tax (expense) benefit related to other comprehensive income items	$(6,484)	$2,796
Change in right-of-use asset obtained in exchange for lease liability	$(3,814)	$(1,932)

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

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended June 30, 2025. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three or six-month periods ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025 or for any other period. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”).

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

Effective January 1, 2025, the Company changed its methodology for estimating expected credit losses on its loan portfolio in accordance with Accounting Standards Update ("ASU") 2016-23, Financial Instruments – Credit Losses. Prior to January 1, 2025, the Company primarily used a Probability of Default / Loss Given Default (PD/LGD) model to determine the allowance for credit losses. Following a periodic review of its credit loss estimation process, the Company concluded that a historical loss rate approach, adjusted for current conditions and reasonable and supportable forecasts, more appropriately reflected the expected credit losses for its loan portfolio. This change is considered a change in accounting estimate resulting from a change in methodology and assumptions and was accounted for prospectively in accordance with ASC 250-10-45-17 through 45-18.

The change in methodology had an immaterial impact to the Company’s operating results and financial condition. The provision for credit losses for the six months ended June 30, 2025 reflects this change in estimate. Management believes the revised approach enhances the accuracy and relevance of its allowance for credit losses by aligning the methodology more closely with the Company’s historical experience, the nature of its loan portfolio, and expectations for future economic conditions.

Accounting Standards Adopted in 2025

Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures: In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and usefulness of income tax disclosures primarily related to income tax rate reconciliation and income tax information. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 did not have a material effect on the Company’s operating results or financial condition.

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

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
June 30, 2025
U.S. Treasury securities	$119,908	$236	$(323)	$119,821
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	434,588	549	(47,105)	388,032
Mortgage-backed securities - commercial	73,295	85	(12,030)	61,350
Collateralized mortgage obligations	203,969	1,861	(7,176)	198,654
Debt securities	87,287	6	(2,133)	85,160
Total U.S. government agency and sponsored agency obligations	799,139	2,501	(68,444)	733,196
Municipal bonds-tax exempt	75,564	—	(10,487)	65,077
Total securities available for sale	$994,611	$2,737	$(79,254)	$918,094

December 31, 2024
U.S. Treasury securities	$89,208	$242	$(521)	$88,929
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	453,993	222	(61,643)	392,572
Mortgage-backed securities - commercial	75,947	24	(13,055)	62,916
Collateralized mortgage obligations	182,553	404	(9,401)	173,556
Debt securities	126,776	9	(3,969)	122,816
Total U.S. government agency and sponsored agency obligations	839,269	659	(88,068)	751,860
Municipal bonds-tax exempt	76,086	—	(11,077)	65,009
Total securities available for sale	$1,004,563	$901	$(99,666)	$905,798

The amortized cost and estimated fair value of securities as of June 30, 2025 and December 31, 2024, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	June 30, 2025		December 31, 2024
	Available for Sale		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Within one year	$121,820	$121,099	$93,251	$92,646
Over one year through five years	106,462	104,431	133,408	129,556
Over five years through ten years	134,725	121,037	90,772	81,833
Over ten years	631,604	571,527	687,132	601,763
Total	$994,611	$918,094	$1,004,563	$905,798

The following table summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2025 or December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(in thousands, except number of securities)
June 30, 2025
U.S. Treasury securities	$(28)	$27,020	7	$(295)	$8,193	2	$(323)	$35,213	9
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(179)	19,577	7	(46,926)	338,997	113	(47,105)	358,574	120
Mortgage-backed securities - commercial	(309)	14,631	4	(11,721)	40,470	12	(12,030)	55,101	16
Collateralized mortgage obligations	(31)	5,541	2	(7,145)	50,234	23	(7,176)	55,775	25
Debt securities	—	—	—	(2,133)	69,919	14	(2,133)	69,919	14
Total U.S. government agency and sponsored agency obligations	(519)	39,749	13	(67,925)	499,620	162	(68,444)	539,369	175
Municipal bonds-tax exempt	—	—	—	(10,487)	65,077	19	(10,487)	65,077	19
Total	$(547)	$66,769	20	$(78,707)	$572,890	183	$(79,254)	$639,659	203

December 31, 2024
U.S. Treasury securities	$(61)	$13,603	6	$(460)	$9,771	3	$(521)	$23,374	9
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(271)	23,276	10	(61,372)	351,793	114	(61,643)	375,069	124
Mortgage-backed securities - commercial	(447)	19,092	5	(12,608)	41,817	14	(13,055)	60,909	19
Collateralized mortgage obligations	(645)	76,963	18	(8,756)	54,020	24	(9,401)	130,983	42
Debt securities	(23)	11,712	3	(3,946)	107,595	21	(3,969)	119,307	24
Total U.S. government agency and sponsored agency obligations	(1,386)	131,043	36	(86,682)	555,225	173	(88,068)	686,268	209
Municipal bonds-tax exempt	—	—	—	(11,077)	65,009	19	(11,077)	65,009	19
Total	$(1,447)	$144,646	42	$(98,219)	$630,005	195	$(99,666)	$774,651	237

The Company evaluates its available for sale securities portfolio for impairment on a quarterly basis. The Company did not recognize unrealized losses in income because it has the ability and the intent to hold and does not expect to be required to sell these securities until the recovery of their cost basis. The quarterly impairment assessment considers the changes in the credit quality of these debt securities since acquisition and the likelihood of a credit loss occurring over the life of the securities. If a credit loss is expected to occur, an allowance is established and a corresponding credit loss is recognized. Based on its analysis, as of June 30, 2025, the Company determined that no credit losses were expected to be realized on the tax-exempt municipal bond portfolio. The remainder of the portfolio consists of U.S. Treasury obligations, U.S. government agency securities, and U.S. government sponsored agency securities, all of which have the backing of the U.S. government, and are therefore not expected to incur credit losses.

There were no sales of securities during the six months ended June 30, 2025 or June 30, 2024.

Securities available for sale with market values of $27.9 million and $29.4 million as of June 30, 2025 and December 31, 2024, respectively, were pledged to secure borrowings from the Federal Reserve Bank (“FRB”) Discount Window.

At June 30, 2025, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Note 3 — Loans

Loans Receivable

Loans consisted of the following as of the dates indicated:

	June 30, 2025	December 31, 2024
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,116,540	$1,068,978
Hospitality	822,021	848,134
Office	556,453	568,861
Other (1)	1,373,836	1,385,051
Total commercial property loans	3,868,850	3,871,024
Construction	80,072	78,598
Residential (2)	993,869	951,302
Total real estate loans	4,942,791	4,900,924
Commercial and industrial loans	917,995	863,431
Equipment financing agreements	445,171	487,022
Loans receivable	6,305,957	6,251,377
Allowance for credit losses	(66,756)	(70,147)
Loans receivable, net	$6,239,201	$6,181,230

(1)
Includes mixed-use, multifamily, industrial, gas stations, faith-based facilities, and medical; all other property types represent less than one percent of total loans receivable.
(2)
Includes $8.3 million and $1.3 million of home equity loans and lines, and $7.1 million and $4.1 million of personal loans at June 30, 2025 and December 31, 2024, respectively.

Accrued interest on loans was $19.8 million and $19.1 million at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025 and December 31, 2024, loans with carrying values of $2.40 billion and $2.46 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following is the activity for loans held for sale for the following periods:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
Three months ended June 30, 2025
Balance at beginning of period	$5,015	$6,816	$11,831
Originations and transfers	56,000	17,190	73,190
Sales	(15,601)	(19,787)	(35,388)
Principal paydowns and amortization	(2)	(20)	(22)
Balance at end of period	$45,412	$4,199	$49,611

Three months ended June 30, 2024
Balance at beginning of period	$1,454	$2,545	$3,999
Originations and transfers	20,572	9,391	29,963
Sales	(14,877)	(8,613)	(23,490)
Principal paydowns and amortization	—	(5)	(5)
Balance at end of period	$7,149	$3,318	$10,467

	Real Estate	Commercial and Industrial	Total
	(in thousands)
Six months ended June 30, 2025
Balance at beginning of period	$3,994	$4,585	$8,579
Originations and transfers	74,615	33,995	108,610
Sales	(33,195)	(34,358)	(67,553)
Principal payoffs and amortization	(2)	(23)	(25)
Balance at end of period	$45,412	$4,199	$49,611

Six months ended June 30, 2024
Balance at beginning of period	$8,792	$3,221	$12,013
Originations and transfers	30,186	17,409	47,595
Sales	(31,775)	(17,301)	(49,076)
Principal payoffs and amortization	(54)	(11)	(65)
Balance at end of period	$7,149	$3,318	$10,467

The following table presents loans purchased by portfolio segment for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Commercial real estate	$—	$6,060	$15,113	$6,334
Commercial and industrial	—	8,398	9,203	18,322
Residential real estate	10,330	5,178	20,315	5,178
Total	$10,330	$19,636	$44,631	$29,834

Allowance for Credit Losses

Effective January 1, 2025, we transitioned to a new allowance for credit losses (“ACL”) model to perform our ACL analysis. Part of the transition to the new model, in addition to the factors previously mentioned, includes a change in our methodology on commercial and industrial, commercial real estate, and residential loans. The change in models did not result in a material change in our ACL as of January 1, 2025. The table below includes in credit loss expense for the six months ended June 30, 2025 the effect of the ACL model change of $1.4 million.

The following table details the information on the allowance for credit losses by portfolio segment for the following periods:

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
Three months ended June 30, 2025
Balance at beginning of period	$51,302	$6,242	$13,053	$70,597
Charge-offs	(8,615)	(811)	(2,951)	(12,377)
Recoveries	194	198	621	1,013
Credit loss expense	5,140	1,306	1,077	7,523
Ending balance	$48,021	$6,935	$11,800	$66,756

Three months ended June 30, 2024
Balance at beginning of period	$42,584	$11,836	$13,850	$68,270
Charge-offs	(93)	(93)	(2,152)	(2,338)
Recoveries	64	166	318	548
Credit loss expense (recovery)	(403)	(1,346)	2,998	1,249
Ending balance	$42,152	$10,563	$15,014	$67,729

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
Six months ended June 30, 2025
Balance at beginning of period	$45,099	$10,006	$15,042	$70,147
Charge-offs	(8,785)	(1,033)	(5,749)	(15,567)
Recoveries	618	234	1,404	2,256
Credit loss expense (recovery)	11,089	(2,272)	1,103	9,920
Ending balance	$48,021	$6,935	$11,800	$66,756

Six months ended June 30, 2024
Balance at beginning of period	$45,499	$10,257	$13,706	$69,462
Charge-offs	(93)	(248)	(4,120)	(4,461)
Recoveries	111	224	741	1,076
Credit loss expense (recovery)	(3,365)	330	4,687	1,652
Ending balance	$42,152	$10,563	$15,014	$67,729

The table below presents the allowance for credit losses by portfolio segment as a percentage of the total allowance for credit losses and loans by portfolio segment as a percentage of the aggregate investment of loans receivable as of:

	June 30, 2025				December 31, 2024
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$9,886	14.8%	$1,116,540	17.7%	$10,171	14.5%	$1,068,978	17.1%
Hospitality	7,579	11.3	822,021	13.1	15,302	21.8	848,134	13.6
Office	5,603	8.4	556,453	8.8	3,935	5.6	568,861	9.1
Other	13,268	19.9	1,373,836	21.8	8,243	11.8	1,385,051	22.2
Total commercial property loans	36,336	54.4	3,868,850	61.4	37,651	53.7	3,871,024	62.0
Construction	1,107	1.7	80,072	1.3	1,664	2.4	78,598	1.3
Residential	10,578	15.8	993,869	15.8	5,784	8.2	951,302	15.2
Total real estate loans	48,021	71.9	4,942,791	78.5	45,099	64.3	4,900,924	78.5
Commercial and industrial loans	6,935	10.4	917,995	14.5	10,006	14.3	863,431	13.8
Equipment financing agreements	11,800	17.7	445,171	7.0	15,042	21.4	487,022	7.7
Total	$66,756	100.0%	$6,305,957	100.0%	$70,147	100.0%	$6,251,377	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class of loans, for which repayment is expected to be obtained through the sale of the underlying collateral, as of:

	June 30, 2025	December 31, 2024
	(in thousands)
Real estate loans:
Commercial property
Retail	$874	$1,377
Hospitality	2,514	215
Office	10,990	—
Total commercial property loans	14,378	1,592
Residential	3,997	1,875
Total real estate loans	18,375	3,467
Total	$18,375	$3,499

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
	(in thousands)
June 30, 2025
Real estate loans:
Commercial property
Risk Rating				`
Pass / Pass-Watch	$572,829	$425,598	$519,482	$883,296	$762,889	$592,258	$87,965	$3,844,317
Special Mention	—	—	—	148	—	301	—	449
Classified	834	678	—	12,534	3,089	6,949	—	24,084
Total commercial property	573,663	426,276	519,482	895,978	765,978	599,508	87,965	3,868,850
YTD gross charge-offs	—	—	—	8,585	—	200	—	8,785
YTD net charge-offs (recoveries)	(3)	—	—	8,311	—	(139)	—	8,169

Construction
Risk Rating
Pass / Pass-Watch	19,071	53,002	7,999	—	—	—	—	80,072
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total construction	19,071	53,002	7,999	—	—	—	—	80,072
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Risk Rating
Pass / Pass-Watch	128,556	97,446	167,830	343,344	137,640	109,026	7,562	991,404
Special Mention	—	—	—	—	—	—	250	250
Classified	—	—	—	946	—	1,269	—	2,215
Total residential	128,556	97,446	167,830	344,290	137,640	110,295	7,812	993,869
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(2)	—	(2)

Total real estate loans
Risk Rating
Pass / Pass-Watch	720,456	576,046	695,311	1,226,640	900,529	701,284	95,527	4,915,793
Special Mention	—	—	—	148	—	301	250	699
Classified	834	678	—	13,480	3,089	8,218	—	26,299
Total real estate loans	721,290	576,724	695,311	1,240,268	903,618	709,803	95,777	4,942,791
YTD gross charge-offs	—	—	—	8,585	—	200	—	8,785
YTD net charge-offs (recoveries)	(3)	—	—	8,311	—	(141)	—	8,167

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	216,947	194,113	45,908	68,389	27,439	20,422	332,135	905,353
Special Mention	—	—	—	12,001	—	—	—	12,001
Classified	—	(2)	—	110	82	47	404	641
Total commercial and industrial loans	216,947	194,111	45,908	80,500	27,521	20,469	332,539	917,995
YTD gross charge-offs	—	373	—	362	—	298	—	1,033
YTD net charge-offs (recoveries)	—	373	(5)	346	—	85	—	799

Equipment financing agreements:
Risk Rating
Pass / Pass-Watch	77,045	113,036	114,946	94,254	34,222	4,751	—	438,254
Special Mention	—	—	—	—	—	—	—	—
Classified	—	493	1,442	3,693	1,089	200	—	6,917
Total equipment financing agreements	77,045	113,529	116,388	97,947	35,311	4,951	—	445,171
YTD gross charge-offs	—	258	1,826	2,453	1,081	131	—	5,749
YTD net charge-offs (recoveries)	—	229	1,634	1,924	600	(40)	(2)	4,345

Total loans receivable:
Risk Rating
Pass / Pass-Watch	1,014,448	883,195	856,165	1,389,283	962,190	726,457	427,662	6,259,400
Special Mention	—	—	—	12,149	—	301	250	12,700
Classified	834	1,169	1,442	17,283	4,260	8,465	404	33,857
Total loans receivable	$1,015,282	$884,364	$857,607	$1,418,715	$966,450	$735,223	$428,316	$6,305,957
YTD gross charge-offs	—	631	1,826	11,400	1,081	629	—	15,567
YTD net charge-offs (recoveries)	(3)	602	1,629	10,581	600	(96)	(2)	13,311

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
	(in thousands)
June 30, 2025
Real estate loans:
Commercial property
Payment performance
Performing	$573,663	$425,956	$519,482	$884,371	$765,978	$596,574	$87,965	$3,853,989
Nonperforming	—	320	—	11,607	—	2,934	—	14,861
Total commercial property	573,663	426,276	519,482	895,978	765,978	599,508	87,965	3,868,850
YTD gross charge-offs	—	—	—	8,585	—	200	—	8,785
YTD net charge-offs (recoveries)	(3)	—	—	8,311	—	(139)	—	8,169

Construction
Payment performance
Performing	19,071	53,002	7,999	—	—	—	—	80,072
Nonperforming	—	—	—	—	—	—	—	—
Total construction	19,071	53,002	7,999	—	—	—	—	80,072
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Payment performance
Performing	128,556	97,446	167,830	341,566	137,640	109,026	7,812	989,876
Nonperforming	—	—	—	2,724	—	1,269	—	3,993
Total residential	128,556	97,446	167,830	344,290	137,640	110,295	7,812	993,869
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(2)	—	(2)

Total real estate loans
Payment performance
Performing	721,290	576,404	695,311	1,225,937	903,618	705,600	95,777	4,923,937
Nonperforming	—	320	—	14,331	—	4,203	—	18,854
Total real estate loans	721,290	576,724	695,311	1,240,268	903,618	709,803	95,777	4,942,791
YTD gross charge-offs	—	—	—	8,585	—	200	—	8,785
YTD net charge-offs (recoveries)	(3)	—	—	8,311	—	(141)	—	8,167

Commercial and industrial loans:
Payment performance
Performing	216,947	194,113	45,908	80,390	27,521	20,447	332,539	917,865
Nonperforming	—	(2)	—	110	—	22	—	130
Total commercial and industrial loans	216,947	194,111	45,908	80,500	27,521	20,469	332,539	917,995
YTD gross charge-offs	—	373	—	362	—	298	—	1,033
YTD net charge-offs (recoveries)	—	373	(5)	346	—	85	—	799

Equipment financing agreements:
Payment performance
Performing	77,045	113,036	114,946	94,188	34,222	4,751	—	438,188
Nonperforming	—	493	1,442	3,759	1,089	200	—	6,983
Total equipment financing agreements	77,045	113,529	116,388	97,947	35,311	4,951	—	445,171
YTD gross charge-offs	—	258	1,826	2,453	1,081	131	—	5,749
YTD net charge-offs (recoveries)	—	229	1,634	1,924	600	(40)	(2)	4,345

Total loans receivable:
Payment performance
Performing	1,015,282	883,553	856,165	1,400,515	965,361	730,798	428,316	6,279,990
Nonperforming	—	811	1,442	18,200	1,089	4,425	—	25,967
Total loans receivable	$1,015,282	$884,364	$857,607	$1,418,715	$966,450	$735,223	$428,316	$6,305,957
YTD gross charge-offs	—	631	1,826	11,400	1,081	629	—	15,567
YTD net charge-offs (recoveries)	(3)	602	1,629	10,581	600	(96)	(2)	13,311

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
	(in thousands)
June 30, 2025
Real estate loans:
Commercial property
Retail	$1,599	$—	$401	$2,000	$1,114,540	$1,116,540
Hospitality	1,021	—	2,003	3,024	818,997	822,021
Office	—	—	10,990	10,990	545,463	556,453
Other	662	—	—	662	1,373,174	1,373,836
Total commercial property loans	3,282	—	13,394	16,676	3,852,174	3,868,850
Construction	—	—	—	—	80,072	80,072
Residential	1,928	2,005	487	4,421	989,448	993,869
Total real estate loans	5,210	2,005	13,881	21,097	4,921,694	4,942,791
Commercial and industrial loans	575	209	—	784	917,211	917,995
Equipment financing agreements	5,895	2,145	4,287	12,327	432,844	445,171
Total loans receivable	$11,680	$4,359	$18,168	$34,208	$6,271,749	$6,305,957

December 31, 2024
Real estate loans:
Commercial property
Retail	$975	$855	$254	$2,084	$1,066,894	$1,068,978
Hospitality	516	(50)	216	682	847,452	848,134
Office	—	212	—	212	568,649	568,861
Other	1,288	—	—	1,288	1,383,763	1,385,051
Total commercial property loans	2,779	1,017	470	4,266	3,866,758	3,871,024
Construction	—	—	—	—	78,598	78,598
Residential	5,129	2,975	980	9,084	942,218	951,302
Total real estate loans	7,908	3,992	1,450	13,350	4,887,574	4,900,924
Commercial and industrial loans	236	132	1,278	1,646	861,785	863,431
Equipment financing agreements	6,154	2,866	5,760	14,780	472,242	487,022
Total loans receivable	$14,298	$6,990	$8,488	$29,776	$6,221,601	$6,251,377

Nonaccrual Loans and Nonperforming Assets

The following tables represent the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of:

	June 30, 2025
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$918	$255	$—	$1,173
Hospitality	1,747	944	—	2,691
Office	10,990	—	—	10,990
Other	—	7	—	7
Total commercial property loans	13,655	1,206	—	14,861
Residential	3,993	—	—	3,993
Total real estate loans	17,648	1,206	—	18,854
Commercial and industrial loans	—	130	—	130
Equipment financing agreements	114	6,869	—	6,983
Total	$17,762	$8,205	$—	$25,967

	December 31, 2024
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,480	$277	$—	$1,757
Hospitality	165	249	—	414
Other	—	7	—	7
Total commercial property loans	1,645	533	—	2,178
Residential	1,866	—	—	1,866
Total real estate loans	3,511	533	—	4,044
Commercial and industrial loans	—	1,404	—	1,404
Equipment financing agreements	513	8,311	—	8,824
Total	$4,024	$10,248	$—	$14,272

Prior to designating loans nonaccrual, the Company collected and recognized interest income of $15,000 and $361,000 for the three and six months ended June 30, 2025, respectively.

The following table details nonperforming assets as of the dates indicated:

	June 30, 2025	December 31, 2024
	(in thousands)
Nonaccrual loans	$25,967	$14,272
Loans past due 90 days and still accruing	—	—
Total nonperforming loans receivable	25,967	14,272
Other real estate owned (“OREO”)	—	117
Total nonperforming assets*	$25,967	$14,389

* Excludes repossessed personal property of $0.6 million and $0.6 million as of June 30, 2025 and December 31, 2024, respectively.

OREO of $0.1 million is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of December 31, 2024. The Company did not have any OREO at June 30, 2025.

Loan Modifications

The following table presents loan modifications made to borrowers experiencing financial difficulty, by type of modification, with related amortized cost balances, respective percentage shares of the total class of loans, and the related financial effect, as of the periods indicated:

	Principal and Interest Deferment
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
Six months ended June 30, 2025
Commercial property loans: Retail	$13,533	1.2%	Two loans with three-month principal and interest deferment

The table above includes two retail commercial loans with an amortized cost of $13.5 million that were modified during the six months ended June 30, 2025.

	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
Six months ended June 30, 2025
Commercial and industrial loans	$20,620	2.6%	One loan with term extension of six years

The modified loans above were current at June 30, 2025. No loans were modified during the three months ended June 30, 2025.

During the three and six months ended June 30, 2025 and 2024, there were no payment defaults on loans modified within the preceding 12 months.

Note 4 — Servicing Assets

The activity in servicing assets was as follows for the periods indicated:

	Three Months Ended June 30,
	2025	2024
	(in thousands)

Balance at beginning of period	$6,422	$6,890
Addition related to sale of loans	678	618
Amortization	(680)	(672)
Balance at end of period	$6,420	$6,836

	Six Months Ended June 30,
	2025	2024
	(in thousands)

Balance at beginning of period	$6,457	$7,070
Addition related to sale of loans	1,335	1,132
Amortization	(1,372)	(1,366)
Balance at end of period	$6,420	$6,836

At June 30, 2025 and December 31, 2024, we serviced loans sold to unaffiliated parties of $565.7 million and $560.1 million, respectively. These represented loans that were sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. At June 30, 2025, all the loans serviced, except for $33.4 million of residential mortgage loans, were SBA loans.

The Company recorded servicing fee income of $1.3 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively and $2.6 million and $2.7 million for the six months ended June 30, 2025 and 2024, respectively. Servicing fee income, net of the amortization of servicing assets, is included in other operating income in the consolidated statements of income. Amortization expense was $0.7 million for both the three months ended June 30, 2025 and 2024 and $1.4 million for both the six months ended June 30, 2025 and 2024.

The fair value of servicing rights was $8.1 million at June 30, 2025 and was determined using discount rates ranging from 11.2% to 18.7% and prepayment speeds ranging from 9.9% to 27.7%, depending on the stratification of the specific right. The fair value of servicing rights was $7.9 million at December 31, 2024 and was determined using discount rates ranging from 10.8% to 27.3% and prepayment speeds ranging from 15.4% to 21.2%, depending on the stratification of the specific right.

Note 5 — Income Taxes

The Company’s income tax expense was $6.1 million and $6.0 million, representing an effective income tax rate of 28.8% and 29.3% for the three months ended June 30, 2025 and 2024, respectively. The Company's income tax expense was $13.6 million and $12.5 million, representing an effective income tax rate of 29.3% and 29.7%, for the six months ended June 30, 2025 and 2024, respectively.

Management concluded that as of June 30, 2025 and December 31, 2024, a valuation allowance of $1.5 million was appropriate against certain state net operating loss carry forwards. For all other deferred tax assets, management believes it was more likely than not these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. Net deferred tax assets were $36.8 million and $38.2 million as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025, the Company was subject to examination for its federal tax returns for years ending after December 31, 2020 and for state tax returns for the periods ended after December 31, 2019. As of June 30, 2025, the Company is under audit with the State of New York for tax years 2021 and 2022. During the quarter ended June 30, 2025, there was no material change to the Company’s uncertain tax positions. The Company does not expect its unrecognized tax positions to change significantly over the next twelve months.

Note 6 — Goodwill

Goodwill of $11.0 million was recorded as a result of the acquisition of an equipment financing agreements portfolio in 2016. At June 30, 2025 and December 31, 2024, the carrying amount of goodwill was $11.0 million.

The Company performed an impairment analysis in the second quarter of 2025 and determined there was no impairment as of June 30, 2025. No triggering event occurred as of, or subsequent to June 30, 2025, that would require a reassessment of goodwill.

Note 7 — Deposits

The scheduled maturities of time deposits are as follows for the periods indicated:

	Time Deposits More Than $250,000	Other Time Deposits	Total
	(in thousands)
At June 30, 2025
2025	$734,065	$718,615	$1,452,680
2026	422,685	492,255	914,940
2027	—	58,522	58,522
2028	—	14,119	14,119
2029 and thereafter	—	473	473
Total	$1,156,750	$1,283,984	$2,440,734

At December 31, 2024
2025	$1,002,785	$1,254,185	$2,256,970
2026	264	19,112	19,376
2027	—	48,630	48,630
2028	—	130	130
2029 and thereafter	—	177	177
Total	$1,003,049	$1,322,234	$2,325,283

Accrued interest payable on deposits was $30.6 million and $34.8 million at June 30, 2025 and December 31, 2024, respectively. Total deposits reclassified to loans due to overdrafts at June 30, 2025 and December 31, 2024 were $1.5 million and $1.2 million, respectively.

Note 8 — Borrowings and Subordinated Debentures

At June 30, 2025, the Bank had $90.0 million of open advances and $37.5 million of term advances at the FHLB with a weighted average interest rate of 4.64% and 4.58%, respectively. At December 31, 2024, the Bank had $225.0 million of open advances and $37.5 million of term advances at the FHLB with a weighted average rate of 4.78% and 4.58%, respectively. Interest expense on borrowings for the six months ended June 30, 2025 and 2024 was $2.7 million and $3.6 million, respectively.

	June 30, 2025		December 31, 2024
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Open advances	$90,000	4.64%	$225,000	4.78%
Advances due within 12 months	25,000	4.44	—	—
Advances due over 12 months through 24 months	12,500	4.85	37,500	4.58
Outstanding advances	$127,500	4.62%	$262,500	4.75%

The following is financial data pertaining to FHLB advances:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Weighted-average interest rate at end of period	4.62%	4.75%
Weighted-average interest rate during the period	4.57%	4.37%
Average balance of FHLB advances	$119,213	$154,112
Maximum amount outstanding at any month-end	$152,500	$350,000

The Bank maintains a secured credit facility with the FHLB, allowing the Bank to borrow on an overnight, open (no maturity) and a term basis. The Bank had pledged $2.40 billion and $2.46 billion of loans at carrying values as collateral with the FHLB as of June 30, 2025 and December 31, 2024, respectively. The remaining available borrowing capacity was $1.52 billion and $1.69 billion at June 30, 2025 and December 31, 2024, respectively.

The Bank also had securities pledged with the FRB with market values of $27.9 million and $29.4 million at June 30, 2025 and December 31, 2024, respectively. The pledged securities provided $26.1 million; and $27.6 million in available borrowing capacity through the Fed Discount Window as of June 30, 2025 and December 31, 2024, respectively.

On August 20, 2021, the Company issued $110.0 million of Fixed-to-Floating Subordinated Notes (“2031 Notes”) with a maturity date of September 1, 2031. The 2031 Notes have an initial fixed interest rate of 3.75% per annum, payable semiannually in arrears on March 1 and September 1 of each year, up to but excluding September 1, 2026. From and including September 1, 2026 and thereafter, the 2031 Notes will bear interest at a floating rate per annum equal to the Three-Month Term SOFR plus 310 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. If the then current three-month term SOFR rate is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance cost was $2.1 million, which is being amortized through the 2031 Notes’ maturity date. At June 30, 2025 and December 31, 2024, the balance of the 2031 Notes included in the Company’s Consolidated Balance Sheet, net of issuance cost, was $108.6 million and $108.5 million, respectively.

The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005, which issued $26.0 million of Trust Preferred Securities (“TPS”) at a 6.26% fixed rate for the first five years and a variable rate of three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. Beginning September 15, 2023, the variable rate on the TPS changed to three-month SOFR plus 166 basis points, representing the credit spread of 140 basis points and a 26 basis point adjustment to convert three-month LIBOR to three-month SOFR. The rate on the TPS at June 30, 2025 was 5.98%. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At June 30, 2025 and December 31, 2024, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $4.5 million and $4.7 million, was $22.3 million and $22.1 million, respectively. The amortization of discount was $112,000 and $104,000 for the three months ended June 30, 2025 and 2024, respectively.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(dollars in thousands, except per share and unit amounts)
Basic EPS
Net income	$15,117	$14,451	$32,789	$29,615
Less: income allocated to unvested restricted stock	122	129	272	222
Income allocated to common shares	$14,995	$14,322	$32,517	$29,393
Weighted-average shares for basic EPS	29,948,836	30,055,913	29,943,279	30,089,341
Basic EPS (1)	$0.50	$0.48	$1.09	$0.98

Effect of dilutive PSUs	105,620	77,733	105,425	76,840

Diluted EPS
Income allocated to common shares	$14,995	$14,322	$32,517	$29,393
Weighted-average shares for diluted EPS	30,054,456	30,133,646	30,048,704	30,166,181
Diluted EPS (1)	$0.50	$0.48	$1.08	$0.97

(1)
Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

On a weighted-average basis, options to purchase 3,000 and 31,000 shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2025 and 2024, respectively, because their effect would have been anti-dilutive. There were no anti-dilutive unvested PSUs outstanding for the six months ended June 30, 2025 and 91,732 anti-dilutive unvested PSUs outstanding for the six months ended June 30, 2024.

During the six months ended June 30, 2025, 53,509 PSUs were awarded to executive officers from the 2021 Equity Compensation Plan, with a fair value of $1.2 million on the grant date. 88,598 PSUs were awarded to executive officers during the six months ended June 30, 2024 with a fair value of $1.3 million on the grant date. These units have a three-year cliff vesting period and include dividend equivalent rights. Total PSUs outstanding as of June 30, 2025 were 191,804 with an aggregate grant fair value of $3.5 million. Total PSUs outstanding as of June 30, 2024 were 180,330 with an aggregate grant fair value of $3.4 million.

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

At June 30, 2025, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5% must be met to avoid limitations on the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 6.39% and 6.43% and the Company's capital conservation buffer was 6.46% and 6.46% as of June 30, 2025 and December 31, 2024, respectively.

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

The capital ratios of Hanmi Financial and the Bank as of June 30, 2025 and December 31, 2024 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2025
Total capital (to risk-weighted assets):
Hanmi Financial	$996,444	15.20%	$524,002	8.00%	N/A	N/A
Hanmi Bank	$942,875	14.39%	$523,995	8.00%	$654,993	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$816,687	12.46%	$393,002	6.00%	N/A	N/A
Hanmi Bank	$873,118	13.32%	$392,996	6.00%	$523,995	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$794,364	12.12%	$294,751	4.50%	N/A	N/A
Hanmi Bank	$873,118	13.32%	$294,747	4.50%	$425,746	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$816,687	10.63%	$307,282	4.00%	N/A	N/A
Hanmi Bank	$873,118	11.43%	$305,481	4.00%	$381,851	5.00%

December 31, 2024
Total capital (to risk-weighted assets):
Hanmi Financial	$979,843	15.24%	$514,455	8.00%	N/A	N/A
Hanmi Bank	$927,882	14.43%	$514,406	8.00%	$643,007	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$801,040	12.46%	$385,841	6.00%	N/A	N/A
Hanmi Bank	$859,079	13.36%	$385,804	6.00%	$514,406	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$778,941	12.11%	$289,381	4.50%	N/A	N/A
Hanmi Bank	$859,079	13.36%	$289,353	4.50%	$417,955	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$801,040	10.63%	$301,346	4.00%	N/A	N/A
Hanmi Bank	$859,079	11.47%	$299,771	4.00%	$374,714	5.00%

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

Loans held for sale - Loans held for sale includes the guaranteed portion of SBA 7(a) loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of the loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At June 30, 2025 and December 31, 2024, the SBA 7(a) loans held for sale were recorded at its cost. We record SBA 7(a) loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2025 and December 31, 2024, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Total Fair Value
	(in thousands)
June 30, 2025
Assets:
Securities available for sale:
U.S. Treasury securities	$119,821	$—	$—	$119,821
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	388,032	—	388,032
Mortgage-backed securities - commercial	—	61,350	—	61,350
Collateralized mortgage obligations	—	198,654	—	198,654
Debt securities	—	85,160	—	85,160
Total U.S. government agency and sponsored agency obligations	—	733,196	—	733,196
Municipal bonds-tax exempt	—	65,077	—	65,077
Total securities available for sale	$119,821	$798,273	$—	$918,094
Derivative financial instruments	$—	$3,283	$—	$3,283

Liabilities:
Derivative financial instruments	$—	$3,439	$—	$3,439

December 31, 2024
Assets:
Securities available for sale:
U.S. Treasury securities	$88,929	$—	$—	$88,929
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	392,572	—	392,572
Mortgage-backed securities - commercial	—	62,916	—	62,916
Collateralized mortgage obligations	—	173,556	—	173,556
Debt securities	—	122,816	—	122,816
Total U.S. government agency and sponsored agency obligations	—	751,860	—	751,860
Municipal bonds-tax exempt	—	65,009	—	65,009
Total securities available for sale	$88,929	$816,869	$—	$905,798
Derivative financial instruments	$—	$4,690	$—	$4,690

Liabilities:
Derivative financial instruments	$—	$5,292	$—	$5,292

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of June 30, 2025 and December 31, 2024, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
			Significant
			Observable
		Quoted Prices in	Inputs With No
		Active Markets	Active Market	Significant
		for Identical	With Identical	Unobservable
	Total	Assets	Characteristics	Inputs
	(in thousands)
June 30, 2025
Assets:
Collateral dependent loans (1)	$18,269	$—	$—	$18,269
Repossessed personal property	605	—	—	605

December 31, 2024
Assets:
Collateral dependent loans (2)	$3,467	$—	$—	$3,467
Other real estate owned	117	—	—	117
Repossessed personal property	568	—	—	568

(1)
Consisted of real estate loans of $18.3 million.
(2)
Consisted of real estate loans of $3.5 million.

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at June 30, 2025 and December 31, 2024:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
June 30, 2025
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$874	Market approach	Adjustments to market data	(45%) to 6% / (17)%	(1)
Hospitality	2,408	Market approach	Adjustments to market data	(11)% to 17% / 1%	(1)
Office	10,990	Market approach	Adjustments to market data	(26)% to (4)% / (14)%	(1)
Residential	3,997	Market approach	Adjustments to market data	(11) to 17% / (1)%	(1)
Total real estate loans	18,269
Total	$18,269

Repossessed personal property	605	Market approach	Adjustments to market data	N/A	(2)

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

Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we had concluded that the carrying amounts approximate fair value, the fair value estimates shown below were based on an exit price notion as of June 30, 2025, as required by ASU 2016-01. The financial instruments for which we had concluded that the carrying amounts approximate fair value include cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits.

The estimated fair values of financial instruments were as follows:

	June 30, 2025
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$380,050	$380,050	$—	$—
Securities available for sale	918,094	119,821	798,273	—
Loans held for sale	49,611	—	51,126	—
Loans receivable, net of allowance for credit losses	6,239,201	—	—	6,195,404
Accrued interest receivable	23,749	23,749	—	—
Derivative financial instruments	3,283	—	3,283	—

Financial liabilities:
Noninterest-bearing deposits	2,105,369	—	2,105,369	—
Interest-bearing deposits	4,623,753	—	—	4,620,420
Borrowings and subordinated debentures	258,460	—	127,460	134,212
Accrued interest payable	30,567	30,567	—	—
Derivative financial instruments	3,439	—	3,439	—

	December 31, 2024
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$304,800	$304,800	$—	$—
Securities available for sale	905,798	88,929	816,869	—
Loans held for sale	8,579	—	9,229	—
Loans receivable, net of allowance for credit losses	6,181,230	—	—	6,078,567
Accrued interest receivable	22,937	22,937	—	—

Financial liabilities:
Noninterest-bearing deposits	2,096,634	—	2,096,634	—
Interest-bearing deposits	4,339,142	—	—	4,336,429
Borrowings and subordinated debentures	393,138	—	262,183	129,226
Accrued interest payable	34,824	34,824	—	—

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

Loans receivable, net of allowance for credit losses – The fair value of loans receivable is estimated based on the discounted cash flow approach. To estimate the fair value of the loans, certain loan characteristics such as account types, remaining terms, annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances are considered. Additionally, the Company’s prior charge-off rates and loss ratios as well as various other assumptions relating to credit, interest, and prepayment risks are used as part of valuing the loan portfolio. Subsequently, the loans were individually evaluated by sorting and pooling them based on loan types, credit risk grades, and payment types. Consistent with the requirements of ASU 2016-01, the fair value of the Company's loans receivable is considered to be an exit price notion as of June 30, 2025 (Level 3).

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

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of June 30, 2025, the Bank was obligated on $150.0 million of letters of credit to the FHLB of San Francisco, which were being used as collateral for $150.0 million in public fund deposits from the State of California.

The following table shows the distribution of total loan commitments as of the dates indicated:

	June 30,	December 31,
	2025	2024
	(in thousands)
Unused commitments to extend credit	$915,847	$782,291
Standby letters of credit	118,290	97,463
Commercial letters of credit	14,629	18,324
Total commitments	$1,048,766	$898,078

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Balance at beginning of period	$2,399	$2,297	$2,074	$2,474
Credit loss expense (recovery)	107	(287)	432	(464)
Balance at end of period	$2,506	$2,010	$2,506	$2,010

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

As of June 30, 2025, the outstanding balances for our right-of-use asset and lease liability were $34.6 million and $38.7 million, respectively. The outstanding balances of the right-of-use asset and lease liability were $35.6 million and $39.8 million, respectively, as of December 31, 2024. The right-of-use asset is reported in prepaid expenses and other assets line item and lease liability is reported in accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

In determining the discount rates, since most of our leases do not provide an implicit rate, we used our incremental borrowing rate provided by the FHLB of San Francisco based on the information available at the commencement date to calculate the present value of lease payments.

At June 30, 2025, future minimum rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2025	$4,337
2026	7,659
2027	7,447
2028	6,985
2029	6,295
Thereafter	10,129
Remaining lease commitments	42,852
Interest	(4,165)
Present value of lease liability	$38,687

Net lease expense recognized for the three months ended June 30, 2025 and 2024 were $2.1 million and $2.5 million, respectively. This included operating lease costs of $2.1 million and $2.4 million for the three months ended June 30, 2025 and 2024, respectively. Net lease expense recognized for the six months ended June 30, 2025 and 2024 was $4.2 million and $4.7 million, respectively. Operating lease costs were $4.3 million and $4.6 million for the six months ended June 30, 2025 and 2024, respectively. Sublease income for operating leases was immaterial for both the three and six months ended June 30, 2025 and 2024.

Weighted average remaining lease terms for the Company's operating leases were 5.93 years and 6.35 years as of June 30, 2025 and December 31, 2024, respectively. Weighted average discount rates used for the Company's operating leases were 3.37% and 3.30% as of June 30, 2025 and December 31, 2024, respectively.

Cash paid and included in cash flows from operating activities for amounts used in the measurement of the lease liability of the Company's operating leases was $2.2 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively, and $4.4 million and $4.2 million for the six months ended June 30, 2025 and 2024, respectively.

Note 14 — Liquidity

Hanmi Financial

As of June 30, 2025, Hanmi Financial had $8.9 million in cash on deposit with its bank subsidiary and $43.2 million of U.S. Treasury securities at fair value. As of December 31, 2024, the Company had $11.4 million in cash on deposit with its bank subsidiary and $38.8 million of U.S. Treasury securities at fair value. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of its customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances, brokered deposits, as well as State of California time deposits. As of June 30, 2025 and December 31, 2024, the Bank had $127.5 million and $262.5 million of FHLB advances, and $85.5 million and $60.7 million of brokered deposits, respectively. As of June 30, 2025 and December 31, 2024, the Bank had $150.0 million and $120.0 million of State of California time deposits, respectively.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of June 30, 2025 and December 31, 2024, the total borrowing capacity available, based on pledged collateral was $1.80 billion and $1.69 billion, respectively. The remaining available borrowing capacity was $1.52 billion and $1.30 billion as of June 30, 2025 and December 31, 2024, respectively.

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

As a means of augmenting its liquidity, the Bank also had an available borrowing source of $26.1 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $33.4 million, with no borrowings outstanding as of June 30, 2025. At December 31, 2024, the available borrowing capacity through the Federal Reserve Bank of San Francisco Discount Window was $27.6 million on pledged securities with market values of $29.4 million, with no borrowings outstanding. The Bank also maintains a line of credit for repurchase agreements up to $100.0 million. The Bank also had three unsecured federal funds lines of credit totaling $140.0 million with no outstanding balances as of June 30, 2025 or December 31, 2024.

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets. During the fourth quarter of 2023, the Company entered into a $100.0 million notional interest rate swap designated as a cash flow hedge, with an effective date of May 1, 2024 and a maturity date of May 1, 2026, to hedge a pool of Prime Rate-indexed loans against falling rates. The principal balance of the loan pool designated for the Prime Rate-indexed loans was $131.4 million as of June 30, 2025. During the first quarter of 2024, the Company entered into a $75.0 million notional interest rate swap designated as a cash flow hedge, with an effective date of May 1, 2024 and a maturity date of May 1, 2026, to hedge a pool of one-month SOFR-indexed loans against falling rates. The principal balance of the loan pool designated for the SOFR-indexed loans was $101.5 million as of June 30, 2025.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2025 and December 31, 2024.

As of June 30, 2025	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$100,485	Other Assets	$3,283	$100,485	Other Liabilities	$3,274
Total derivatives not designated as hedging instruments			$3,283			$3,274

Derivatives designated as hedging instruments
Interest rate products	$—	Other Assets	$—	$175,000	Other Liabilities	$165
Total derivatives designated as hedging instruments			$—			$165

As of December 31, 2024	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$101,892	Other Assets	$4,690	$101,892	Other Liabilities	$4,650
Total derivatives not designated as hedging instruments			$4,690			$4,650

Derivatives designated as hedging instruments
Interest rate products	$—	Other Assets	$—	$175,000	Other Liabilities	$642
Total derivatives designated as hedging instruments			$—			$642

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income for the three and six months ended June 30, 2025 and 2024.

Three Months Ended June 30, 2025
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(234)	$(234)	$—	Interest Income	$(248)	$(248)	$—
Total	$(234)	$(234)	$—		$(248)	$(248)	$—

Three Months Ended June 30, 2024
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(746)	$(746)	$—	Interest Income	$(460)	$(460)	$—
Total	$(746)	$(746)	$—		$(460)	$(460)	$—

Six Months Ended June 30, 2025
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$44	$44	$—	Interest Income	$(493)	$(493)	$—
Total	$44	$44	$—		$(493)	$(493)	$—

Six Months Ended June 30, 2024
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(2,953)	$(2,953)	$—	Interest Income	$(460)	$(460)	$—
Total	$(2,953)	$(2,953)	$—		$(460)	$(460)	$—

The table below presents the effect of cash flow hedge accounting on the Income Statement for the three and six months ended June 30, 2025 and 2024.

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationship
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
	(in thousands)				(in thousands)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$(248)	$—	$(460)	$—	$(493)	$—	$(460)	$—
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income - included component	(248)	—	(460)	—	(493)	—	(460)	—

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement for the three and six months ended June 30, 2025 and 2024.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
		(in thousands)		(in thousands)
Interest rate products	Other income	$(16)	$3	$(31)	$26
Total		$(16)	$3	$(31)	$26

No fee income was recognized from its derivative financial instruments for the six months ended June 30, 2025 or 2024.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The derivative assets are located within the prepaid and other assets line item on the Consolidated Balance Sheets and the derivative liabilities are located within the accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
As of June 30, 2025
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$3,283	$—	$3,283	$548	$2,380	$355

Offsetting of Derivative Liabilities
As of June 30, 2025
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$3,439	$—	$3,439	$548	$—	$2,891

Offsetting of Derivative Assets
As of December 31, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$4,690	$—	$4,690	$642	$4,048	$—

Offsetting of Derivative Liabilities
As of December 31, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$5,292	$—	$5,292	$642	$—	$4,650

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

As of June 30, 2025 and December 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0. As of June 30, 2025 and December 31, 2024, no collateral was provided related to these agreements.

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

The following table presents information reported internally for performance assessment by the chief operating decision maker for the following periods:

	Banking Segment
	Quarter Ended June 30,
	2025	2024
	(in thousands)
Net interest income	$57,139	$48,620
Noninterest income	8,071	8,057
Segment revenues	65,210	56,677
Other revenues	—	—
Total consolidated revenues	65,210	56,677

Less:
Credit loss expense	7,631	961
Noninterest expenses	36,347	35,276
Income tax expense	6,115	5,989
Segment net income	15,117	14,451

Reconciliation of profit:
Adjustments and reconciling items	—	—
Consolidated net income	15,117	14,451

	Banking Segment
	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net interest income	$112,231	$99,274
Noninterest income	15,796	15,790
Segment revenues	128,027	115,064
Other revenues	—	—
Total consolidated revenues	128,027	115,064

Less:
Credit loss expense	10,352	1,188
Noninterest expenses	71,330	71,720
Income tax expense	13,556	12,541
Segment net income	32,789	29,615

Reconciliation of profit:
Adjustments and reconciling items	—	—
Consolidated net income	32,789	29,615

	June 30,	December 31,
	2025	2024
Segment assets	7,862,363	7,677,925
Other assets	—	—
Consolidated assets	$7,862,363	$7,677,925

Note 17 — Subsequent Events

Cash Dividend

On July 24, 2025, the Company announced that the Board of Directors of the Company declared a quarterly cash dividend of $0.27 per share to be paid on August 20, 2025 to stockholders of record as of the close of business on August 4, 2025.

Recent Regulatory and Legislative Developments

On July 4, 2025, President Trump signed into law the legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14" and commonly referred to as the One Big Beautiful Bill (the "Act"). The Company is currently evaluating income tax implications of the Act. The Company does not currently expect the Act to have a material impact on the Company's financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three and six months ended June 30, 2025. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended June 30, 2025 (this “Report”).

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
•
changes in investor sentiment or consumer spending, borrowing and savings habits;
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
•
the imposition of tariffs or other domestic or international governmental policies and retaliatory responses;
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

•
the adequacy of and changes in the economic assumptions and methodology for computing our allowance for credit losses;
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

Executive Overview

Net income was $15.1 million, or $0.50 per diluted share, for the three months ended June 30, 2025 compared with $14.5 million, or $0.48 per diluted share, for the same period a year ago. The increase in net income was driven by a $8.5 million increase in net interest income, offset by a $6.6 million increase in credit loss expense, a $1.1 million increase in noninterest expense, and a $0.1 million higher income tax expense. Credit loss expense for the second quarter of 2025 was $7.6 million compared with a $1.0 million expense for the second quarter of 2024.

Net income was $32.8 million, or $1.08 per diluted share, for the six months ended June 30, 2025 compared with $29.6 million, or $0.97 per diluted share, for the same period a year ago. The $3.2 million increase in net income was driven by a $13.0 million increase in net interest income and a $0.4 million decrease in noninterest expense, offset by increases in credit loss expense of $9.2 million and income tax expense of $1.0 million. Credit loss expense for the six months ended June 30, 2025 was $10.4 million compared with credit loss expense of $1.2 million for the six months ended June 30, 2024.

Additional significant financial highlights include:

•
Loans receivable increased by $58.0 million, or 0.94%, to $6.24 billion as of June 30, 2025, compared with $6.18 billion as of December 31, 2024. The net increase was due to loan production of $0.7 billion, offset by payoffs, loan sales, and prepayments of $0.6 billion.

•
Deposits were $6.73 billion at June 30, 2025 compared with $6.44 billion at December 31, 2024 as money market and savings accounts increased by $159.3 million, time deposits increased by $115.5 million, and demand deposits increased by $18.9 million.

•
Return on average assets and return on average stockholders’ equity for the six months ended June 30, 2025 were 0.86% and 8.19%, respectively, as compared with 0.79% and 7.70%, respectively for the six months ended June 30, 2024.

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

The following table shows the average balance of assets, liabilities and stockholders’ equity, the amount of interest income, and interest expense, the average yield or rate for each category of interest-earning assets and interest-bearing liabilities, and the net interest spread and the net interest margin on a taxable-equivalent basis for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	June 30, 2025			June 30, 2024
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$6,257,741	$92,589	5.93%	$6,089,440	$90,752	5.99%
Securities (2)	993,975	6,261	2.55%	979,671	5,238	2.17%
FHLB stock	16,385	354	8.65%	16,385	357	8.77%
Interest-bearing deposits in other banks	200,266	2,129	4.26%	180,177	2,313	5.16%
Total interest-earning assets	7,468,367	101,333	5.44%	7,265,673	98,660	5.46%

Noninterest-earning assets:
Cash and due from banks	53,977			55,442
Allowance for credit losses	(70,222)			(67,908)
Other assets	250,241			252,410
Total assets	$7,702,363			$7,505,617

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$81,308	$29	0.15%	$85,443	$32	0.15%
Money market and savings	2,109,221	17,342	3.30%	1,845,870	17,324	3.77%
Time deposits	2,434,659	24,553	4.05%	2,453,154	29,139	4.78%
Total interest-bearing deposits	4,625,188	41,924	3.64%	4,384,467	46,495	4.27%
Borrowings	60,134	684	4.58%	169,525	1,896	4.50%
Subordinated debentures	130,880	1,586	4.84%	130,239	1,649	5.07%
Total interest-bearing liabilities	4,816,202	44,194	3.68%	4,684,231	50,040	4.30%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,934,985			1,883,765
Other liabilities	140,053			162,543
Stockholders’ equity	811,123			775,078
Total liabilities and stockholders’ equity	$7,702,363			$7,505,617

Net interest income		$57,139			$48,620

Cost of deposits (3)			2.56%			2.98%
Net interest spread (taxable equivalent basis) (4)			1.76%			1.16%
Net interest margin (taxable equivalent basis) (5)			3.07%			2.69%

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

	Three Months Ended
	June 30, 2025 vs June 30, 2024
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$2,762	$(925)	$1,837
Securities (2)	76	947	1,023
FHLB stock	2	(5)	(3)
Interest-bearing deposits in other banks	264	(448)	(184)
Total interest and dividend income	3,104	(431)	2,673

Interest expense:
Demand: interest-bearing	$(1)	$(2)	$(3)
Money market and savings	2,526	(2,508)	18
Time deposits	(140)	(4,446)	(4,586)
Borrowings	(1,219)	7	(1,212)
Subordinated debentures	8	(71)	(63)
Total interest expense	1,174	(7,020)	(5,846)
Change in net interest income	$1,930	$6,589	$8,519

(1)
Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)
Securities average yield is calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.

For the three months ended June 30, 2025 and 2024, net interest income was $57.1 million and $48.6 million, respectively. The increase of $8.5 million was due to a decrease in interest expense and an increase in interest and dividend income. The net interest spread and net interest margin, on a taxable equivalent basis, for the quarter ended June 30, 2025, were 1.76% and 3.07%, respectively, compared with 1.16% and 2.69%, respectively, for the same period in 2024. Interest and dividend income increased $2.7 million, or 2.7%, to $101.3 million for the three months ended June 30, 2025 from $98.7 million for the same period in 2024 primarily due to an increase in the average balance of loans. Interest expense decreased $5.8 million, or 11.7%, to $44.2 million for the three months ended June 30, 2025 from $50.0 million for the same period in 2024 primarily due to decreases in deposit rates.

The average balance of interest earning assets increased $202.7 million, or 2.8%, to $7.47 billion for the three months ended June 30, 2025, from $7.27 billion for the three months ended June 30, 2024. The average balance of loans increased $168.3 million, or 2.8%, to $6.26 billion for the three months ended June 30, 2025, from $6.09 billion for the three months ended June 30, 2024. The average balance of securities was $1.0 billion for the three months ended June 30, 2025 and 2024. The average balance of interest-bearing deposits at other banks increased $20.1 million, or 11.1%, to $200.3 million for the three months ended June 30, 2025, from $180.2 million for the three months ended June 30, 2024.

The average yield on interest-earning assets, on a taxable equivalent basis, decreased two basis points to 5.44% for the three months ended June 30, 2025, from 5.46% for the three months ended June 30, 2024. The average yield on loans decreased to 5.93% for the three months ended June 30, 2025, from 5.99% for the three months ended June 30, 2024. The average yield on securities, on a taxable equivalent basis, increased to 2.55% for the three months ended June 30, 2025, from 2.17% for the three months ended June 30, 2024. The increase in the average yield on securities was primarily due to the Company using the proceeds from lower-coupon maturing securities to reinvest into higher-coupon securities.

The average balance of interest-bearing liabilities increased $132.0 million, or 2.8%, to $4.82 billion for the three months ended June 30, 2025 compared with $4.68 billion for the three months ended June 30, 2024. The average balances of money market and savings accounts and increased $263.4 million, offset partially by decreases in borrowings of $109.4 million and in interest-bearing demand deposits and time deposits of $4.1 million and $18.5 million, respectively. The increase in average balances of money market and savings accounts was due to an increase in new commercial accounts. The decrease in the average balance of time deposits was due to the shift to money market and savings accounts as market rates decreased. The decrease in the average balance of borrowings during the three months ended June 30, 2025 was due to the increase in the average balance on interest-bearing deposits.

The average cost of interest-bearing liabilities was 3.68% and 4.30% for the three months ended June 30, 2025 and 2024, respectively. The average cost of interest-bearing deposits decreased 63 basis points to 3.64% for the three months ended June 30, 2025, compared with 4.27% for the three months ended June 30, 2024. The average cost of time deposits decreased 73 basis points to 4.05% for the three months ended June 30, 2025 compared with 4.78% for the three months ended June 30, 2024. The average cost of money market and savings accounts decreased 47 basis points to 3.30% for the three months ended June 30, 2024 compared with 3.77% for the three months ended June 30, 2024. The decrease in the cost of deposits was due to a decrease in deposit market rates. The average cost of borrowings increased to 4.58% for the three months ended June 30, 2025 compared with 4.50% for the three months ended June 30, 2024, as the lower-rate borrowings matured or were paid off.

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

	Six Months Ended
	June 30, 2025			June 30, 2024
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$6,223,825	$183,476	5.94%	$6,113,664	$182,427	6.00%
Securities (2)	997,716	12,430	2.52%	974,596	10,193	2.12%
FHLB stock	16,385	715	8.79%	16,385	719	8.82%
Interest-bearing deposits in other banks	188,214	3,968	4.25%	190,950	4,914	5.18%
Total interest-earning assets	7,426,140	200,589	5.44%	7,295,595	198,253	5.46%

Noninterest-earning assets:
Cash and due from banks	53,824			56,912
Allowance for credit losses	(69,936)			(68,507)
Other assets	249,697			248,555
Total assets	$7,659,725			$7,532,555

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$80,344	$56	0.14%	$85,922	$61	0.14%
Money market and savings	2,073,421	33,779	3.29%	1,830,478	33,877	3.72%
Time deposits	2,390,249	48,648	4.10%	2,480,492	58,195	4.72%
Total interest-bearing deposits	4,544,014	82,483	3.66%	4,396,892	92,133	4.21%
Borrowings	119,460	2,708	4.57%	165,972	3,551	4.30%
Subordinated debentures	130,799	3,167	4.84%	130,163	3,295	5.06%
Total interest-bearing liabilities	4,794,273	88,358	3.72%	4,693,027	98,979	4.24%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,915,577			1,902,477
Other liabilities	142,341			163,533
Stockholders’ equity	807,534			773,518
Total liabilities and stockholders’ equity	$7,659,725			$7,532,555

Net interest income		$112,231			$99,274

Cost of deposits (3)			2.58%			2.94%
Net interest spread (taxable equivalent basis) (4)			1.73%			1.22%
Net interest margin (taxable equivalent basis) (5)			3.05%			2.74%

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

	Six Months Ended
	June 30, 2025 vs June 30, 2024
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$2,770	$(1,721)	$1,049
Securities (2)	242	1,995	2,237
FHLB stock	(2)	(2)	(4)
Interest-bearing deposits in other banks	(84)	(862)	(946)
Total interest and dividend income	2,926	(590)	2,336

Interest expense:
Demand: interest-bearing	$(4)	$(1)	$(5)
Money market and savings	4,390	(4,488)	(98)
Time deposits	(2,273)	(7,274)	(9,547)
Borrowings	(1,000)	157	(843)
Subordinated debentures	16	(144)	(128)
Total interest expense	1,129	(11,750)	(10,621)
Change in net interest income	$1,797	$11,160	$12,957

(1)
Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)
Securities average yield is calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.

For the six months ended June 30, 2025 and 2024, net interest income was $112.2 million and $99.3 million, respectively. The increase of $12.9 million was primarily due to a decrease in interest expense due to decreases in deposit rates. The net interest spread and net interest margin, on a taxable equivalent basis, for the six months ended June 30, 2025, were 1.73% and 3.05%, respectively, compared with 1.22% and 2.74%, respectively, for the same period in 2024. Interest and dividend income increased $2.3 million, or 1.2%, to $200.6 million for the six months ended June 30, 2025 from $198.3 million for the same period in 2024. Interest expense decreased $10.6 million, or 10.7%, to $88.4 million for the six months ended June 30, 2025 from $99.0 million for the same period in 2024 primarily due to decreases in deposit rates.

The average balance of interest earning assets increased $130.5 million, or 1.8%, to $7.43 billion for the six months ended June 30, 2025, from $7.30 billion for the six months ended June 30, 2024. The average balance of loans increased $110.2 million, or 1.8%, to $6.22 billion for the six months ended June 30, 2025, from $6.11 billion for the six months ended June 30, 2024. The average balance of securities was $1.00 billion for the six months ended June 30, 2025 and 2024. The average balance of interest-bearing deposits at other banks decreased $2.7 million, or 1.4%, to $188.2 million for the six months ended June 30, 2025, from $191.0 million for the six months ended June 30, 2024.

The average yield on interest-earning assets, on a taxable equivalent basis, decreased two basis points to 5.44% for the six months ended June 30, 2025, from 5.46% for the six months ended June 30, 2024. The average yield on loans decreased to 5.94% for the six months ended June 30, 2025, from 6.00% for the six months ended June 30, 2024. The average yield on securities, on a taxable equivalent basis, increased to 2.52% for the six months ended June 30, 2025, from 2.12% for the six months ended June 30, 2024. The increase in the average yield on securities was primarily due to the Company using the proceeds from lower-coupon maturing securities to reinvest into higher-coupon securities.

The average balance of interest-bearing liabilities increased $101.2 million, or 2.2%, to $4.8 billion for the six months ended June 30, 2025 compared with $4.6 billion for the six months ended June 30, 2024 due to a $147.1 million increase in the average balance of interest-bearing deposits offset by a $46.5 million decrease in the average balance of borrowings. The average balances of money market and savings accounts increased by $242.9 million while the average balance of time deposits decreased $90.2 million. The increase in average balances of money market and savings accounts was due to an increase in new commercial accounts. The decrease in the average balance of time deposits was due to the shift to money market and savings accounts as market rates decreased. The decrease in the average balance of borrowings was due to an increase in the average balance of interest-bearing deposits.

The average cost of interest-bearing liabilities was 3.72% and 4.24% for the six months ended June 30, 2025 and 2024, respectively. The average cost of interest-bearing deposits decreased 55 basis points to 3.66% for the six months ended June 30, 2025, compared with 4.21% for the six months ended June 30, 2024. The average cost of time deposits decreased 62 basis points to 4.10% for the six months ended June 30, 2025 compared with 4.72% for the six months ended June 30, 2024. The average cost of money market and savings accounts decreased 43 basis points to 3.29% for the six months ended June 30, 2024 compared with 3.72% for the six months ended June 30, 2024. The decrease in the cost of deposits was due to a decrease in deposit market rates. The average cost of borrowings increased to 4.57% for the six months ended June 30, 2025 compared with 4.30% for the six months ended June 30, 2024, as the lower-rate borrowings matured or were paid off.

Credit Loss Expense

For the second quarter of 2025, the Company recorded $7.6 million of credit loss expense, comprised of a $7.5 million provision for loan losses and a $0.1 million provision recorded for off-balance sheet items. For the same period in 2024, the Company recorded $1.0 million of credit loss expense, comprised of a $1.2 million provision for loan losses, partially offset by a $0.2 million recovery for off-balance sheet items. The $6.6 million increase in credit loss expense reflected an increase in net charge-offs as well as an increase in quantitative and qualitative estimated loss rates. Net charge-offs included an $8.6 million loan charge-off on a syndicated commercial real estate office loan designated as nonaccrual, which had an associated specific allowance of $6.2 million assigned in the first quarter of 2025.

For the six months ended June 30, 2025, the Company recorded $10.4 million of credit loss expense, comprised of a $9.9 million provision for loan losses and a $0.5 million provision recorded for off-balance sheet items. For the same period in 2024, the Company recorded $1.2 million of credit loss expense, comprised of a $1.7 million provision for loan losses, partially offset by a $0.5 million recovery for off-balance sheet items. The $8.2 million increase in provision for loan losses was the result of a $9.9 million increase in net charge-offs, partially offset by a $2.7 million decrease in specific allowances.

See also “Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)	Increase (Decrease)
	2025	2024	Amount	Percent
	(in thousands)
Service charges on deposit accounts	$2,169	$2,429	$(260)	(10.70)%
Trade finance and other service charges and fees	1,461	1,277	184	14.41
Servicing income	754	796	(42)	(5.28)
Bank-owned life insurance income	708	638	70	10.97
All other operating income	819	908	(89)	(9.80)
Service charges, fees & other	5,911	6,048	(137)	(2.27)
Gain on sale of SBA loans	2,160	1,644	516	31.39
Gain on sale of residential mortgage loans	—	365	(365)	(100.00)
Total noninterest income	$8,071	$8,057	$14	0.17%

For the three months ended June 30, 2025 and 2024, noninterest income was $8.1 million. A $0.5 million increase in gain on sale of SBA loans and a $0.2 million increase in trade finance and other service charges was offset by a $0.4 million decrease in gain on sale of residential mortgage loans and $0.3 million decrease in service charges on deposit accounts due to reductions in the number of transactions eligible for service charges.

During the second quarter of 2025, the Company sold $35.4 million of SBA loans, recognizing a net gain of $2.2 million. There were no residential mortgage loans sold during the second quarter of 2025. During the second quarter of 2024, the Company sold $19.5 million of residential loans, recognizing a net gain of $0.4 million, and sold $23.5 million of SBA loans, recognizing a net gain of $1.6 million. Trade premiums on SBA loan sales were 7.61% and 8.54% for the three months ended June 30, 2025 and 2024, respectively.

The following table sets forth the various components of noninterest income for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)	Increase (Decrease)
	2025	2024	Amount	Percent
	(in thousands)
Service charges on deposit accounts	$4,387	$4,878	$(491)	(10.07)%
Trade finance and other service charges and fees	2,858	2,691	167	6.21
Servicing income	1,486	1,508	(22)	(1.46)
Bank-owned life insurance income	1,017	942	75	7.96
All other operating income	1,712	1,837	(125)	(6.80)
Service charges, fees & other	11,460	11,856	(396)	(3.34)
Gain on sale of SBA loans	4,161	3,126	1,035	33.11
Gain on sale of residential mortgage loans	175	808	(633)	(78.34)
Total noninterest income	$15,796	$15,790	$6	0.04%

For the six months ended June 30, 2025 and 2024, noninterest income was $15.8 million. The $1.0 million increase in gain on sale of SBA loans and $0.2 million increase in trade finance and other service charges was offset by a $0.6 million decrease in gain on sale of residential mortgage loans and $0.5 million decrease in service charges on deposit accounts due to reductions in the number of transactions eligible for service charges.

During the six months ended June 30, 2025, the Company sold $10.0 million of residential mortgage loans, recognizing a gain of $0.2 million, and sold $67.6 million of SBA loans, recognizing a net gain of $4.2 million. During the six months ended June 30, 2024, the Company sold $49.2 million of residential loans, recognizing a net gain of $0.8 million, and sold $49.1 million of SBA loans, recognizing a net gain of $3.1 million. Trade premiums on SBA loans sales were 7.71% and 7.85% for the six months ended June 30, 2025 and 2024, respectively.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)	Increase (Decrease)
	2025	2024	Amount	Percent
	(in thousands)
Salaries and employee benefits	$22,069	$20,434	$1,635	8.00%
Occupancy and equipment	4,344	4,607	(263)	(5.71)
Data processing	3,727	3,686	41	1.11
Professional fees	1,725	1,749	(24)	(1.37)
Supplies and communications	515	570	(55)	(9.65)
Advertising and promotion	798	669	129	19.28
All other operating expenses	3,567	2,992	575	19.22
Subtotal	36,745	34,707	2,038	5.87
Branch consolidation expense	—	301	(301)	—
Other real estate owned (income) expense	(461)	6	(467)	N/M
Repossessed personal property expense	63	262	(199)	(75.95)
Total noninterest expense	$36,347	$35,276	$1,071	3.04%

For the three months ended June 30, 2025, noninterest expense was $36.3 million, an increase of $1.1 million, or 3.0%, compared with $35.3 million for the same period in 2024. The increase was mainly attributed to a $1.6 million increase in salaries and employee benefits, a $0.6 million increase in all other operating expenses, and a $0.1 million increase in advertising and promotion, partially offset by a $0.3 million decrease in occupancy and equipment due to branch consolidations and a $0.5 million increase in other real estate owned income due to the gain on sale of other real estate owned. The increase in salaries and employee benefits was mainly attributed to annual merit increases and a decrease in capitalized salaries related to loan originations for the three months ended June 30, 2025 compared with the same period in 2024. Advertising and promotion increased $0.1 million due to new branch promotional expenses. The increase in other operating expenses was due to loan and deposit operations.

The following table sets forth the components of noninterest expense for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)	Increase (Decrease)
	2025	2024	Amount	Percent
	(in thousands)
Salaries and employee benefits	$43,041	$42,019	$1,022	2.43%
Occupancy and equipment	8,794	8,843	(49)	(0.55)
Data processing	7,514	7,237	277	3.83
Professional fees	3,194	3,642	(448)	(12.30)
Supplies and communications	1,031	1,172	(141)	(12.03)
Advertising and promotion	1,382	1,576	(194)	(12.31)
All other operating expenses	6,742	6,451	291	4.51
Subtotal	71,698	70,940	758	1.07
Branch consolidation expense	—	301	(301)	N/M
Other real estate owned (income) expense	(420)	28	(448)	N/M
Repossessed personal property expense	52	451	(399)	(88.47)
Total noninterest expense	$71,330	$71,720	$(390)	(0.54)%

For the six months ended June 30, 2025, noninterest expense was $71.3 million, a decrease of $0.4 million, or 0.5%, compared with $71.7 million for the same period in 2024. The decrease was mainly attributed to a $0.4 million decrease in professional fees, a $0.2 million decrease in advertising and promotion, a $0.3 million branch consolidation expense during the six months ended June 30, 2024, a $0.4 million increase in other real estate owned income due to the sale of other real estate owned and $0.4 million decrease in repossessed personal property expense, offset by a $1.0 million increase in salaries and benefits. The increase in salaries and employee benefits was primarily due to an increase in annual merit raises and promotions. Professional fees decreased $0.4 million for the six months ended June 30, 2025 due to the completion of a loan system implementation in 2024. Advertising and promotion decreased $0.2 million due to a decrease in deposit marketing campaign expenses.

Income Tax Expense

Income tax expense was $6.1 million and $6.0 million, representing an effective income tax rate of 28.8% and 29.3% for the three months ended June 30, 2025 and 2024, respectively. Income tax expense was $13.6 million and $12.5 million, representing an effective income tax rate of 29.3% and 29.7% for the six months ended June 30, 2025 and 2024, respectively.

Financial Condition

Securities

As of June 30, 2025, our securities portfolio consisted of U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and debt securities, tax-exempt municipal bonds and U.S. Treasury securities. Most of these securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10% of stockholders’ equity as of June 30, 2025 or December 31, 2024.

Securities increased $12.3 million to $918.1 million at June 30, 2025 from $905.8 million at December 31, 2024, mainly attributed to $101.0 million in securities purchases and a decrease in unrealized losses on securities, net of tax, of $15.9 million during the six months ended June 30, 2025, partially offset by $109.6 million in payments and maturities.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their cost weighted average yield, which is calculated using amortized cost as the weight, as of June 30, 2025:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$80,844	4.46%	$39,064	3.51%	$—	0.00%	$—	0.00%	$119,908	4.15%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	—	—	—	67,608	1.98	366,980	1.91	434,588	1.92
Mortgage-backed securities - commercial	1,480	0.76	3,203	3.46	—	—	68,612	2.48	73,295	2.49
Collateralized mortgage obligations	—	—	81	1.31	1,399	1.03	202,489	4.31	203,969	4.29
Debt securities	39,496	1.52	47,791	2.25	—	—	—	—	87,287	1.92
Total U.S. government agency and sponsored agency obligations	40,976	1.49	51,075	2.32	69,007	1.96	638,081	2.73	799,139	2.58
Municipal bonds-tax exempt	—	—	—	—	53,062	1.33	22,502	1.34	75,564	1.34
Total securities available for sale	$121,820	3.47%	$90,139	2.84%	$122,069	1.69%	$660,583	2.69%	$994,611	2.67%

Loans Receivable

As of June 30, 2025 and December 31, 2024, loans receivable (excluding loans held for sale), net of deferred loan fees and costs, discounts and allowance for credit losses, were $6.24 billion and $6.18 billion, respectively. For the six months ended June 30, 2025, there was $675.5 million in new loan production, offset partially by $321.8 million in loan sales and payoffs, and amortization and other reductions of $258.1 million. Loan production consisted of commercial real estate loans of $258.6 million, residential mortgages of $138.8 million, commercial and industrial loans of $95.8 million, equipment financing agreements of $80.3 million and SBA loans of $102.1 million.

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses as of June 30, 2025. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$169,350	$306,509	$425,818	$136,850	$78,013	$1,116,540
Hospitality	145,223	267,240	348,296	44,739	16,523	822,021
Office	241,831	248,758	46,353	9,957	9,554	556,453
Other	338,734	464,636	424,740	107,913	37,813	1,373,836
Total commercial property loans	895,138	1,287,143	1,245,207	299,459	141,903	3,868,850
Construction	76,076	3,996	—	—	—	80,072
Residential	7,103	—	230	4,250	982,286	993,869
Total real estate loans	978,317	1,291,139	1,245,437	303,709	1,124,189	4,942,791
Commercial and industrial loans	416,708	152,778	152,214	196,295	—	917,995
Equipment financing agreements	32,819	222,640	175,740	13,972	—	445,171
Loans receivable	$1,427,844	$1,666,557	$1,573,391	$513,976	$1,124,189	$6,305,957
Loans with predetermined interest rates	782,718	1,091,615	640,878	32,641	259,709	2,807,561
Loans with variable interest rates	645,126	574,942	932,513	481,335	864,480	3,498,396

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with fixed or predetermined interest rates, as of June 30, 2025.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$137,363	$242,039	$199,583	$104	$472	$579,561
Hospitality	75,370	132,053	94,285	—	215	301,923
Office	122,030	198,116	17,446	—	—	337,592
Other	276,476	291,673	142,975	10,985	3,237	725,346
Total commercial property loans	611,239	863,881	454,289	11,089	3,924	1,944,422
Construction	—	—	—	—	—	—
Residential	1,467	—	21	2,201	255,785	259,474
Total real estate loans	612,706	863,881	454,310	13,290	259,709	2,203,896
Commercial and industrial loans	137,193	5,094	10,828	5,379	—	158,494
Equipment financing agreements	32,819	222,640	175,740	13,972	—	445,171
Loans receivable	$782,718	$1,091,615	$640,878	$32,641	$259,709	$2,807,561

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with floating or variable interest rates (including floating, adjustable and hybrids), as of June 30, 2025.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$31,987	$64,470	$226,235	$136,746	$77,542	$536,980
Hospitality	69,853	135,187	254,011	44,739	16,307	520,097
Office	119,801	50,642	28,907	9,957	9,554	218,861
Other	62,258	172,964	281,765	96,929	34,574	648,490
Total commercial property loans	283,899	423,263	790,918	288,371	137,977	1,924,428
Construction	76,076	3,995	—	—	—	80,071
Residential	5,637	—	209	2,049	726,503	734,398
Total real estate loans	365,612	427,258	791,127	290,420	864,480	2,738,897
Commercial and industrial loans	279,514	147,684	141,386	190,915	—	759,499
Loans receivable	$645,126	$574,942	$932,513	$481,335	$864,480	$3,498,396

Industry

As of June 30, 2025, the loan portfolio included the following concentrations of loan types to borrowers in industries that represented greater than 10.0% of loans receivable outstanding:

		Percentage of
	Balance as of	Loans Receivable
	June 30, 2025	Outstanding
	(in thousands)
Lessor of nonresidential buildings	$1,635,211	25.9%
Hospitality	820,660	13.0%

Loan Quality Indicators

Loans 30 to 89 days past due and still accruing were $11.0 million at June 30, 2025, compared with $18.5 million at December 31, 2024.

Activity in criticized loans was as follows for the periods indicated:

	Special Mention	Classified
	(in thousands)
Three months ended June 30, 2025
Balance at beginning of period	$118,380	$46,519
Additions	300	4,769
Reductions	(105,980)	(17,431)
Ending balance	$12,700	$33,857

Three months ended June 30, 2024
Balance at beginning of period	$62,316	$23,669
Additions	1,969	13,993
Reductions	(27,363)	(3,716)
Ending balance	$36,922	$33,946

	Special Mention	Classified
	(in thousands)
Six months ended June 30, 2025
Balance at beginning of period	$139,613	$25,683
Additions	448	20,045
Reductions	(127,361)	(11,871)
Ending balance	$12,700	$33,857

Six months ended June 30, 2024
Balance at beginning of period	$65,315	$31,367
Additions	2,522	16,571
Reductions	(30,915)	(13,992)
Ending balance	$36,922	$33,946

Special mention loans were $12.7 million and $139.6 million at June 30, 2025 and December 31, 2024, respectively. The $126.9 million decrease in the first six months of 2025 reflected loan upgrades of $105.8 million on a commercial and industrial loan during the first quarter and two commercial real estate loans during the second quarter, paydowns of $20.0 million and amortization of $1.5 million, offset by downgrades of $0.4 million. The $28.4 million decrease in special mention loans during the six months ended June 30, 2024 reflected upgrades to pass loans of $19.4 million, downgrades to classified loans of $8.0 million, and paydowns and payoffs of $3.7 million, offset by downgrades from pass loans of $2.7 million. The upgrades to pass loans were primarily attributable to upgrades of two commercial and industrial loans totaling $13.6 million and one commercial real estate loan of $4.3 million during the second quarter of 2024.

Classified loans were $33.9 million and $25.7 million at June 30, 2025 and December 31, 2024, respectively. The $8.2 million increase in classified loans for the six months ended June 30, 2025 resulted from $25.2 million of loan downgrades and $5.8 million of additions to classified loans. The increase in loan downgrades was primarily the result of a $20.0 million commercial real estate office loan designated as nonaccrual during the first quarter of 2025. Additions were offset by $14.6 million of charge-offs, including an $8.6 million charge-off during the second quarter of 2025 on the previously mentioned office loan and $5.6 million of equipment financing charge-offs, $4.3 million of upgrades, $2.6 million of amortization and paydowns and $1.3 million of payoffs. The $2.5 million increase in classified loans during the six months ended June 30, 2024 was primarily driven by new downgrades to classified of $17.6 million, offset by payoffs of $8.3 million, charge-offs of $3.7 million, and paydowns and amortization of $3.1 million.

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

Except for nonaccrual loans, management is not aware of any other loans as of June 30, 2025 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in a loan being designated as nonperforming at some future date.

Nonaccrual loans were $26.0 million and $14.3 million as of June 30, 2025 and December 31, 2024, respectively, representing an increase of $11.7 million, or 82.6%. The increase was due to the previously mentioned commercial real estate office loan designated as nonaccrual during the first quarter of 2025. As of June 30, 2025 and December 31, 2024, 1.57% and 1.81% of equipment financing agreements were on nonaccrual status, respectively. At June 30, 2025, there were no loans 90 days or more past due and still accruing interest. At December 31, 2024, all loans 90 days or more past due were classified as nonaccrual.

The $26.0 million of nonperforming loans as of June 30, 2025 had individually evaluated allowances of $4.1 million, compared with $14.3 million of nonperforming loans with individually evaluated allowances of $6.2 million as of December 31, 2024.

Nonperforming assets were $26.0 million at June 30, 2025, or 0.33% of total assets, compared with $14.4 million, or 0.19%, at December 31, 2024. Additionally, not included in nonperforming assets were repossessed personal property assets associated with equipment finance agreements of $0.6 million and $0.6 million at June 30, 2025 and December 31, 2024, respectively.

Individually Evaluated Loans

The Company reviews loans on an individual basis when the loan does not share similar risk characteristics with loan pools. Individually evaluated loans are measured for expected credit losses based on the present value of expected cash flows discounted at the effective interest rate, the observable market price, or the fair value of collateral.

Individually evaluated loans were $23.0 million and $14.3 million as of June 30, 2025 and December 31, 2024, respectively, representing a increase of $8.7 million, or 60.8%. Specific allowances associated with individually evaluated loans decreased $2.1 million to $4.1 million as of June 30, 2025 compared with $6.2 million as of December 31, 2024. due to increased charge-offs, offset by new specific allowances on individually evaluated loans.

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

The following table presents loan modifications made to borrowers experiencing financial difficulty by type of modification, with related amortized cost balances, respective percentage shares of the total class of loans, and the related financial effect, as of the periods indicated:

	Principal and Interest Deferment
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
Six months ended June 30, 2025
Commercial property loans: Retail	$13,533	1.2%	Two loans with three-month principal and interest deferment

The modified loans above were current at June 30, 2025.

No loans were modified during the three months ended June 30, 2025. The table above includes two retail commercial loans with an amortized cost of $13.5 million that were modified during the six months ended June 30, 2025.

	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
Six months ended June 30, 2025
Commercial and industrial loans	$20,620	2.6%	One loan with term extension of six years

During the three and six months ended June 30, 2025 and 2024, there were no payment defaults on loans modified within the preceding 12 months.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

As previously mentioned, effective January 1, 2025, the Company changed its methodology for estimating expected credit losses on its loan portfolio. The Company’s estimate of the allowance for credit losses at June 30, 2025 and December 31, 2024 reflected losses expected over the remaining contractual life of assets based on historical, current, and forward-looking information. The contractual term does not consider extensions, renewals or modifications.

Our allowance for credit losses methodology incorporates a variety of risk considerations, both quantitative and qualitative, that management believes is appropriate to absorb lifetime credit losses at each reporting date. Quantitative factors include the general economic forecast in our markets, risk ratings, delinquency trends, collateral values, changes in nonperforming loans, and other factors.

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

The following table reflects our allocation of the allowance for credit losses by loan category as well as the amount of loans in each loan category, including related percentages:

	June 30, 2025				December 31, 2024
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$9,886	14.8%	$1,116,540	17.7%	$10,171	14.5%	$1,068,978	17.1%
Hospitality	7,579	11.3	822,021	13.1	15,302	21.8	848,134	13.6
Office	5,603	8.4	556,453	8.8	3,935	5.6	568,861	9.1
Other	13,268	19.9	1,373,836	21.8	8,243	11.8	1,385,051	22.2
Total commercial property loans	36,336	54.4	3,868,850	61.4	37,651	53.7	3,871,024	62.0
Construction	1,107	1.7	80,072	1.3	1,664	2.4	78,598	1.3
Residential	10,578	15.8	993,869	15.8	5,784	8.2	951,302	15.2
Total real estate loans	48,021	71.9	4,942,791	78.5	45,099	64.3	4,900,924	78.5
Commercial and industrial loans	6,935	10.4	917,995	14.5	10,006	14.3	863,431	13.8
Equipment financing agreements	11,800	17.7	445,171	7.0	15,042	21.4	487,022	7.7
Total	$66,756	100.0%	$6,305,957	100.0%	$70,147	100.0%	$6,251,377	100.0%

The following table sets forth certain ratios related to our allowance for credit losses at the dates presented:

	As of
	June 30, 2025	December 31, 2024
	(dollars in thousands)
Ratios:
Allowance for credit losses to loans receivable	1.06%	1.12%
Nonaccrual loans to loans	0.41%	0.23%
Allowance for credit losses to nonaccrual loans	257.08%	491.50%

Balance:
Nonaccrual loans at end of period	$25,967	$14,272
Nonperforming loans at end of period	$25,967	$14,272

The allowance for credit losses was $66.8 million and $70.1 million at June 30, 2025 and December 31, 2024, respectively. The allowance attributed to individually evaluated loans was $4.1 million and $6.2 million as of June 30, 2025 and December 31, 2024, respectively. The decrease in the allowance on individually evaluated loans during the six months ended June 30, 2025 was due to increased charge-offs, offset by new specific allowances on individually evaluated loans. The allowance attributed to collectively evaluated loans was $62.7 million and $64.0 million as of June 30, 2025 and December 31, 2024, respectively. The decrease in the allowance attributed to collectively evaluated loans was primarily due to the change in ACL methodology.

As of June 30, 2025 and December 31, 2024, the allowance for credit losses related to off-balance sheet items, primarily unfunded loan commitments, was $2.5 million and $2.1 million, respectively. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality, prevailing economic conditions and economic forecasts, we believe these allowances were adequate for current expected lifetime losses in the loan portfolio and off-balance sheet exposure as of June 30, 2025.

The following table presents a summary of gross charge-offs and recoveries for the loan portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Gross charge-offs	$(12,377)	$(2,338)	$(15,567)	$(4,461)
Gross recoveries	1,013	548	2,256	1,076
Net (charge-offs) recoveries	$(11,364)	$(1,790)	$(13,311)	$(3,385)

For the three months ended June 30, 2025, gross charge-offs increased $10.0 million from the same period in 2024. Gross recoveries for the three months ended June 30, 2025 increased $0.5 million from the same period in 2024. Gross charge-offs for the three months ended June 30, 2025 primarily consisted of an $8.6 million charge-off on the previously mentioned commercial real estate loan designated as nonaccrual in the first quarter of 2025 and $2.9 million of equipment financing agreements charge-offs.

Gross charge-offs for the three months ended June 30, 2024 primarily consisted of $2.2 million of equipment financing charge-offs. Gross recoveries for the three months ended June 30, 2025 primarily consisted of $0.6 million of recoveries on equipment financing agreements.

For the six months ended June 30, 2025, gross charge-offs increased $11.1 million from the same period in 2024. Gross recoveries for the six months ended June 30, 2025 increased $1.2 million from the same period in 2024. Gross charge-offs for the six months ended June 30, 2025 primarily consisted of an $8.6 million charge-off on the previously mentioned commercial real estate loan designated as nonaccrual in the first quarter of 2025 and $5.7 million of equipment financing agreements charge-offs. Gross charge-offs for the six months ended June 30, 2024 primarily consisted of $4.1 million of equipment financing agreements charge-offs. Gross recoveries for the six months ended June 30, 2025 primarily consisted of $1.4 million of recoveries on equipment financing agreements.

The following table presents a summary of net (charge-offs) recoveries for the loan portfolio:

	Three Months Ended			Six Months Ended
	Average Loans	Net (Charge-Offs) Recoveries	Net (Charge-Offs) Recoveries to Average Loans (1)	Average Loans	Net (Charge-Offs) Recoveries	Net (Charge-Offs) Recoveries to Average Loans (1)
	(dollars in thousands)			(dollars in thousands)
June 30, 2025
Commercial real estate loans	$3,978,350	$(8,422)	(0.85)%	$3,958,335	$(8,169)	(0.41)%
Residential loans	997,921	1	0.00	982,922	2	0.00
Commercial and industrial loans	818,498	(613)	(0.30)	808,069	(799)	(0.20)
Equipment financing agreements	462,972	(2,330)	(2.01)	474,499	(4,345)	(1.83)
Total	$6,257,741	$(11,364)	(0.73)%	$6,223,825	$(13,311)	(0.43)%

June 30, 2024
Commercial real estate loans	$3,853,792	$—	—%	$3,864,615	$—	—%
Residential loans	959,072	(29)	(0.01)	965,708	18	0.00
Commercial and industrial loans	730,929	73	0.04	723,967	(24)	(0.01)
Equipment financing agreements	545,647	(1,834)	(1.34)	559,374	(3,379)	(1.21)
Total	$6,089,440	$(1,790)	(0.12)%	$6,113,664	$(3,385)	(0.11)%
(1)
Annualized

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	June 30, 2025		December 31, 2024
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$2,105,369	31.3%	$2,096,634	32.6%
Interest-bearing:
Demand	90,172	1.3	80,323	1.2
Money market and savings	2,092,847	31.2	1,933,535	30.0
Uninsured amount of time deposits more than $250,000:
Three months or less	264,868	3.9	225,015	3.5
Over three months through six months	218,328	3.2	219,304	3.4
Over six months through twelve months	262,060	3.9	202,966	3.2
Over twelve months	494	0.0	14	—
All other insured time deposits	1,694,984	25.2	1,677,985	26.1
Total deposits	$6,729,122	100.0%	$6,435,776	100.0%

Total deposits were $6.73 billion and $6.44 billion as of June 30, 2025 and December 31, 2024, respectively, representing an increase of $293.3 million, or 4.6%. The increase in deposits was primarily driven by a $159.3 million increase in money market and savings deposits and a $115.5 million increase in time deposits as a result of new commercial accounts and branch openings during the first six months of 2025. At June 30, 2025, the loan-to-deposit ratio was 93.7% compared with 97.1% at December 31, 2024.

As of June 30, 2025, the aggregate amount of uninsured deposit accounts (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.94 billion. For time deposits, the aggregate amount exceeding the insurance limit was $745.8 million. For demand money market and savings accounts, the aggregate amount exceeding the insurance limit was $2.19 billion. At June 30, 2025, $1.31 billion of total uninsured deposits were in accounts with balances of $5.0 million or more. As of December 31, 2024, the aggregate amount of uninsured deposits was $2.72 billion. The aggregate amount of uninsured time deposits was $647.3 million. For demand, money market and savings accounts, the aggregate amount of uninsured deposits was $2.07 billion. At December 31, 2024, $1.21 billion of total uninsured deposits were in accounts with balances of $5.0 million or more.

Borrowings and Subordinated Debentures

The Bank’s wholesale funds have historically consisted of FHLB advances, brokered deposits as well as State of California time deposits. As of June 30, 2025 and December 31, 2024, the Bank had $127.5 million and $262.5 million of FHLB advances, and $85.5 million and $60.7 million of brokered deposits, respectively. The Bank had $150.0 million and $120.0 million of State of California time deposits, as of June 30, 2025 and December 31, 2024, respectively.

Borrowings mostly take the form of FHLB advances. At June 30, 2025 and December 31, 2024, FHLB advances were $127.5 million and $262.5 million, respectively. FHLB open advances were $90.0 million and $225.0 million at June 30, 2025 and December 31, 2024, respectively. For the same periods, term advances were $37.5 million and $37.5 million, respectively. Funds from deposit growth not used to fund loan production were used to pay off borrowings.

The weighted-average interest rate of all FHLB advances at June 30, 2025 and December 31, 2024 was 4.62% and 4.75%, respectively.

The FHLB maximum amount outstanding at any month end during each of the year-to-date periods ended June 30, 2025 and December 31, 2024 was $152.5 million and $350.0 million, respectively.

The following is a summary of contractual maturities of FHLB advances greater than twelve months:

	June 30, 2025		December 31, 2024
FHLB of San Francisco	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Advances due over 12 months through 24 months	$12,500	4.85%	$37,500	4.58%
Outstanding advances over 12 months	$12,500	4.85%	$37,500	4.58%

Subordinated debentures were $131.0 million and $130.6 million as of June 30, 2025 and December 31, 2024, respectively. Subordinated debentures are comprised of fixed-to-floating subordinated notes of $108.6 million and $108.5 million as of June 30, 2025 and December 31, 2024, respectively, and junior subordinated deferrable interest debentures of $22.3 million and $22.1 million as of June 30, 2025 and December 31, 2024, respectively. See “Note 8 – Borrowings and Subordinated Debentures” to the consolidated financial statements for more details.

Stockholders' Equity

Stockholders’ equity was $762.8 million and $732.2 million as of June 30, 2025 and December 31, 2024, respectively. Net income, net of $16.4 million of dividends paid, added $16.4 million to stockholders' equity for the period, as did $0.9 million of share-based compensation, a $15.9 million decrease in unrealized after-tax losses on securities available for sale and a $0.3 million decrease in unrealized after-tax losses on cash flow hedges due to changes in interest rates. In addition, the Company repurchased 120,000 shares of common stock during the period at an average share price of $22.94 for a total cost of $2.8 million. At June 30, 2025, 1,110,500 shares remain under the Company's share repurchase program.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below) as of June 30, 2025. The Company compares this stress simulation to policy limits, which specify the maximum tolerance level for net interest income exposure over a 1- to 12-month and a 13- to 24- month horizon, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest	Dollar	Percentage	Dollar	Percentage
Rates (Basis Points)	Change	Change	Change	Change
	(dollars in thousands)
300	$22,761	8.48%	$46,198	15.44%
200	$15,500	5.77%	$31,253	10.45%
100	$9,455	3.52%	$18,340	6.13%
(100)	$(9,298)	(3.46%)	$(19,331)	(6.46%)
(200)	$(18,377)	(6.84%)	$(40,210)	(13.44%)
(300)	$(24,592)	(9.16%)	$(59,708)	(19.96%)

	Economic Value of Equity (EVE)
Change in Interest	Dollar	Percentage
Rates (Basis Points)	Change	Change
	(dollars in thousands)
300	$70,160	8.31%
200	$55,651	6.59%
100	$41,513	4.91%
(100)	$(53,182)	(6.30%)
(200)	$(124,160)	(14.70%)
(300)	$(205,910)	(24.38%)

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

The key assumptions, based upon loans receivable, securities and deposits, are as follows:

Conditional prepayment rates*:
Loans receivable	10%
Securities	6%
Deposit rate betas*:
NOW, savings, money market demand	48%
Time deposits, retail and wholesale	76%

* Balance-weighted average

While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions, including how customer preferences or competitor influences might change.

Capital Resources and Liquidity

Capital Resources

Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate capital levels, the Board regularly assesses projected sources and uses of capital, expected loan growth, anticipated capital management tools (such as stock repurchases and dividends), and projected capital thresholds under adverse and severely adverse economic conditions. In addition, the Board considers the Company’s access to capital from financial markets through the issuance of additional debt and securities, including common stock or notes, to meet its capital needs.

The Company’s ability to pay dividends to stockholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to stockholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the California Department of Financial Protection and Innovation (“DFPI”), in an amount not exceeding the greater of: (1) retained earnings of the Bank; (2) net income of the Bank for its last fiscal year; or (3) the net income of the Bank for its current fiscal year. The Company paid dividends of $16.4 million ($0.54 per share) for the six months ended June 30, 2025 and $30.4 million ($1.00 per share) for the year 2024. As of July 1, 2025, the Bank has the ability to pay dividends of approximately $83.1 million, after giving effect to the $0.27 dividend declared on July 24, 2025, for the third quarter of 2025, without the prior approval of the Commissioner of the DFPI.

At June 30, 2025, the Bank’s total risk-based capital ratio of 14.39%, Tier 1 risk-based capital ratio of 13.32%, common equity Tier 1 capital ratio of 13.32% and Tier 1 leverage capital ratio of 11.43% placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00%, Tier 1 risk-based capital ratio equal to or greater than 8.00%, common equity Tier 1 capital ratios equal to or greater than 6.50%, and Tier 1 leverage capital ratio equal to or greater than 5.00%.

At June 30, 2025, the Company's total risk-based capital ratio was 15.20%, Tier 1 risk-based capital ratio was 12.46%, common equity Tier 1 capital ratio was 12.12% and Tier 1 leverage capital ratio was 10.63%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Tariffs imposed on South Korea could have an impact on our business. On July 31, 2025, President Trump announced that an agreement has been reached with South Korea whereby a 15% tariff will be imposed on goods imported by South Korea into the U.S. and South Korea will make investments in certain U.S. industries. The final details of this trade agreement, including the timing of its implementation, remain unclear and may be subject to further negotiation. Any tariffs or required investments in U.S. industries imposed on South Korea may have an impact on South Korean businesses and the South Korean economy, which may negatively impact our customers with ties to South Korea, including U.S. subsidiaries of South Korean companies. While the impact of any final trade agreement with South Korea is uncertain, it may have an impact on the demand and performance of loans related to our customers with South Korean ties which, in turn, could have an effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On April 25, 2024, the Company announced that the Board of Directors has adopted a stock repurchase program under which the Company may repurchase up to 5% of its outstanding shares, or approximately 1.5 million shares of its common stock. As of June 30, 2025, 1,110,500 shares remained available for future purchases under that stock repurchase program. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2025:

Purchase Date:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
April 1, 2025 - April 30, 2025	$22.77	5,000	1,175,500
May 1, 2025 - May 31, 2025	23.40	52,500	1,123,000
June 1, 2025 - June 30, 2025	$22.88	12,500	1,110,500
Total	$23.26	70,000	1,110,500

The Company acquired 15,953 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through the vesting of Company stock awards during the three months ended June 30, 2025. Shares withheld to pay income taxes upon the vesting of stock awards are repurchased pursuant to the terms of the applicable plan and not under the Company's repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Hanmi securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Document

3.1	Amendment to Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated May 28, 2025.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL

* Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	August 8, 2025	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2025	By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)