Form 10-Q
period 2025-09-30
HANMI FINANCIAL CORP
filed 2025-11-07
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of October 30, 2025, there were 29,955,307 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries Quarterly Report on Form 10-Q

Three Months Ended September 30, 2025

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Cash and due from banks	$215,654	$304,800
Securities available for sale, at fair value (amortized cost of $972,365 and $1,004,563 as of September 30, 2025 and December 31, 2024, respectively)	904,721	905,798
Loans held for sale, at the lower of cost or fair value	6,512	8,579
Loans receivable, net of allowance for credit losses of $69,781 and $70,147 as of September 30, 2025 and December 31, 2024, respectively	6,458,478	6,181,230
Accrued interest receivable	23,986	22,937
Premises and equipment, net	20,340	21,404
Customers' liability on acceptances	342	1,226
Servicing assets	6,484	6,457
Goodwill and other intangible assets, net	11,031	11,031
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	36,777	44,901
Bank-owned life insurance	56,382	57,168
Prepaid expenses and other assets	99,639	96,009
Total assets	$7,856,731	$7,677,925

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,087,132	$2,096,634
Interest-bearing	4,679,507	4,339,142
Total deposits	6,766,639	6,435,776
Accrued interest payable	34,219	34,824
Bank's liability on acceptances	342	1,226
Borrowings	62,500	262,500
Subordinated debentures	130,309	130,638
Accrued expenses and other liabilities	83,172	80,787
Total liabilities	7,077,181	6,945,751
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 34,293,656 shares (29,975,371 shares outstanding) and 34,151,464 shares (30,195,999 shares outstanding) as of September 30, 2025 and December 31, 2024, respectively	34	34
Additional paid-in capital	593,768	591,069
Accumulated other comprehensive loss, net of tax benefit of $19,624 and $28,576 as of September 30, 2025 and December 31, 2024, respectively	(47,959)	(70,723)
Retained earnings	381,183	350,869
Less treasury stock; 4,318,285 shares and 3,955,465 shares as of September 30, 2025 and December 31, 2024, respectively	(147,476)	(139,075)
Total stockholders’ equity	779,550	732,174
Total liabilities and stockholders’ equity	$7,856,731	$7,677,925

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest and dividend income:
Interest and fees on loans receivable	$95,691	$92,182	$279,168	$274,608
Interest on securities	6,592	5,523	19,022	15,717
Dividends on FHLB stock	357	356	1,071	1,075
Interest on deposits in other banks	2,586	2,356	6,554	7,270
Total interest and dividend income	105,226	100,417	305,815	298,670
Interest expense:
Interest on deposits	42,244	47,153	124,727	139,286
Interest on borrowings	324	1,561	3,032	5,112
Interest on subordinated debentures	1,579	1,652	4,746	4,948
Total interest expense	44,147	50,366	132,505	149,346
Net interest income before credit loss expense	61,079	50,051	173,310	149,324
Credit loss expense	2,145	2,286	12,496	3,474
Net interest income after credit loss expense	58,934	47,765	160,814	145,850
Noninterest income:
Service charges on deposit accounts	2,160	2,311	6,546	7,189
Trade finance and other service charges and fees	1,551	1,254	4,409	3,945
Gain on sale of Small Business Administration ("SBA") loans	1,857	1,544	6,018	4,669
Gain on sale of residential mortgage loans	1,156	324	1,331	1,132
Other operating income	3,156	3,005	7,372	7,293
Total noninterest income	9,880	8,438	25,676	24,228
Noninterest expense:
Salaries and employee benefits	22,163	20,851	65,204	62,870
Occupancy and equipment	4,507	4,499	13,301	13,643
Data processing	3,860	3,839	11,374	11,076
Professional fees	1,978	1,492	5,171	5,134
Supplies and communications	423	538	1,455	1,710
Advertising and promotion	712	631	2,094	2,207
Other operating expenses	3,714	3,230	10,090	10,160
Total noninterest expense	37,357	35,080	108,689	106,800
Income before tax	31,457	21,123	77,801	63,278
Income tax expense	9,396	6,231	22,951	18,772
Net income	$22,061	$14,892	$54,850	$44,506
Basic earnings per share	$0.73	$0.49	$1.82	$1.47
Diluted earnings per share	$0.73	$0.49	$1.82	$1.47
Weighted-average shares outstanding:
Basic	29,830,475	29,968,004	29,905,265	30,048,748
Diluted	29,880,865	30,033,679	29,955,366	30,117,269

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income	$22,061	$14,892	$54,850	$44,506
Other comprehensive income (loss), net of tax:
Unrealized gain (loss):
Unrealized holding gain on available for sale securities	8,873	29,090	31,121	22,715
Unrealized gain (loss) on cash flow hedges	(94)	2,427	(139)	(526)
Unrealized gain	8,779	31,517	30,982	22,189
Income tax expense related to other comprehensive income items	(2,396)	(9,130)	(8,735)	(6,198)
Other comprehensive income	6,383	22,387	22,247	15,991

Reclassification adjustment for losses included in net income	241	673	734	1,133
Income tax benefit related to reclassification adjustment	(72)	(200)	(217)	(336)
Reclassification adjustment for losses included in net income, net of tax	169	473	517	797
Other comprehensive income, net of tax	6,552	22,860	22,764	16,788
Total comprehensive income	$28,613	$37,752	$77,614	$61,294

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended September 30, 2025 and 2024

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Loss	Earnings	at Cost	Equity
Balance at July 1, 2024	34,124,910	(3,852,800)	30,272,110	$34	$588,647	$(78,000)	$333,392	$(137,014)	$707,059
Issuance of awards pursuant to equity incentive plans, net of forfeitures	954	—	954	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	920	—	—	—	920
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(1,309)	(1,309)	—	—	—	—	(24)	(24)
Repurchase of common stock	—	(75,000)	(75,000)	—	—	—	—	(1,432)	(1,432)
Cash dividends paid (common stock, $0.25/share)	—	—	—	—	—	—	(7,566)	—	(7,566)
Net income	—	—	—	—	—	—	14,892	—	14,892
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	20,654	—	—	20,654
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	2,206	—	—	2,206
Balance at September 30, 2024	34,125,864	(3,929,109)	30,196,755	$34	$589,567	$(55,140)	$340,718	$(138,470)	$736,709

Balance at July 1, 2025	34,294,037	(4,117,469)	30,176,568	$34	$592,825	$(54,511)	$367,251	$(142,765)	$762,834
Issuance of awards pursuant to equity incentive plans, net of forfeitures	(381)	—	(381)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	943	—	—	—	943
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(1,118)	(1,118)	—	—	—	—	(28)	(28)
Repurchase of common stock	—	(199,698)	(199,698)	—	—	—	—	(4,683)	(4,683)
Cash dividends paid (common stock, $0.27/share)	—	—	—	—	—	—	(8,129)	—	(8,129)
Net income	—	—	—	—	—	—	22,061	—	22,061
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	6,413	—	—	6,413
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	139	—	—	139
Balance at September 30, 2025	34,293,656	(4,318,285)	29,975,371	$34	$593,768	$(47,959)	$381,183	$(147,476)	$779,550

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2025 and 2024

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Loss	Earnings	at Cost	Equity
Balance at January 1, 2024	33,918,035	(3,549,380)	30,368,655	$34	$586,912	$(71,928)	$319,048	$(132,175)	$701,891
Issuance of awards pursuant to equity incentive plans, net of forfeitures	207,829	—	207,829	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,655	—	—	—	2,655
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(34,729)	(34,729)	—	—	—	—	(542)	(542)
Repurchase of common stock	—	(345,000)	(345,000)	—	—	—	—	(5,753)	(5,753)
Cash dividends paid (common stock, $0.75/share)	—	—	—	—	—	—	(22,836)	—	(22,836)
Net income	—	—	—	—	—	—	44,506	—	44,506
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	16,356	—	—	16,356
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	432	—	—	432
Balance at September 30, 2024	34,125,864	(3,929,109)	30,196,755	$34	$589,567	$(55,140)	$340,718	$(138,470)	$736,709

Balance at January 1, 2025	34,151,464	(3,955,465)	30,195,999	$34	$591,069	$(70,723)	$350,869	$(139,075)	$732,174
Issuance of awards pursuant to equity incentive plans, net of forfeitures	142,192	—	142,192	—	—	—	—	—	—
Share-based compensation expense	.	—	—	—	2,699	—	—	—	2,699
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(43,122)	(43,122)	—	—	—	—	(966)	(966)
Repurchase of common stock	—	(319,698)	(319,698)	—	—	—	—	(7,435)	(7,435)
Cash dividends paid (common stock, $0.81/share)	—	—	—	—	—	—	(24,536)	—	(24,536)
Net income	—	—	—	—	—	—	54,850	—	54,850
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	22,305	—	—	22,305
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	459	—	—	459
Balance at September 30, 2025	34,293,656	(4,318,285)	29,975,371	$34	$593,768	$(47,959)	$381,183	$(147,476)	$779,550

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$54,850	$44,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,458	2,437
Amortization of servicing assets - net	1,873	1,919
Share-based compensation expense	2,699	2,655
Credit loss expense	12,496	3,474
Gain on sales of SBA loans	(6,018)	(4,669)
Origination of loans held for sale	(98,133)	(114,485)
Proceeds from sales of loans	187,798	99,229
Gain on sales of residential mortgage loans	(1,331)	(1,132)
Change in bank-owned life insurance	786	(186)
Change in prepaid expenses and other assets	(4,122)	3,350
Change in income tax assets	(611)	(7,926)
Change in accrued interest payable and other liabilities	1,022	9,587
Net cash provided by operating activities	153,767	38,759
Cash flows from investing activities:
Purchases of securities available for sale	(139,308)	(128,344)
Proceeds from matured, called and repayment of securities	169,533	105,873
Purchases of loans receivable	(47,624)	(54,286)
Proceeds from sales of residential mortgage loans	—	50,352
Purchases of premises and equipment	(1,392)	(1,780)
Proceeds from disposition of premises and equipment	14	2,802
Proceeds from sales of other real estate owned ("OREO")	713	—
Change in loans receivable, excluding purchases and sales	(322,769)	(96,442)
Net cash used in investing activities	(340,833)	(121,825)
Cash flows from financing activities:
Change in deposits	330,863	122,647
Change in open FHLB advances	(225,000)	(12,500)
Proceeds from FHLB term advances	50,000	50,000
Repayments of FHLB term advances	(25,000)	(62,500)
Cash paid for employee vested shares surrendered due to employee tax liability	(966)	(542)
Repurchase of common stock	(7,441)	(5,760)
Cash dividends paid	(24,536)	(22,836)
Net cash provided by financing activities	97,920	68,509
Net decrease in cash and due from banks	(89,146)	(14,557)
Cash and due from banks at beginning of year	304,800	302,324
Cash and due from banks at end of period	$215,654	$287,767
Supplemental disclosures of cash flow information:
Interest paid	$133,110	$136,039
Income taxes paid	$19,269	$2,333
Non-cash activities:
Transfer of fixed assets to other real estate owned	$1,996	$655
Transfer of loans to loans held for sale	$41,897	$45,501
Income tax expense related to other comprehensive income items	$(8,952)	$(6,534)
Change in right-of-use asset obtained in exchange for lease liability	$(3,534)	$(769)

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

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended September 30, 2025. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three- or nine-month periods ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025 or for any other period. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”).

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

The change in methodology had an immaterial impact to the Company’s operating results and financial condition. The provision for credit losses for the three and nine months ended September 30, 2025 reflects this change in estimate. Management believes the revised approach enhances the accuracy and relevance of its allowance for credit losses by aligning the methodology more closely with the Company’s historical experience, the nature of its loan portfolio, and expectations for future economic conditions.

Accounting Standards Adopted in 2025

Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures: In December 2023, the Financial Accounting Standards Board (the "FASB") issued ASU 2023-09 to enhance the transparency and usefulness of income tax disclosures primarily related to income tax rate reconciliation and income tax information. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 did not have a material effect on the Company’s operating results or financial condition.

Recently Issued Accounting Standards Not Yet Effective

ASU 2024-03, Income Statement Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), as amended by ASU 2025-01, Clarifying the Effective Date: In November 2024, the FASB issued ASU 2024-03 to require additional information about specific expense categories in the financial statement notes at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements. The amendments affect where the information appears in the financial statement notes. ASU 2025-01 amends the changes in ASU 2024-03 to be effective for fiscal years beginning after December 15, 2026. The adoption of ASU 2024-03 is not expected to have a material effect on the Company’s operating results or financial condition.

ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software: In September 2025, the FASB issued ASU 2025-06 to simplify the accounting for internal-use software by replacing the existing project-stage-based model with a principles-based approach to determine capitalizable versus non-capitalizable costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The adoption of ASU 2025-06 is not expected to have a material effect on the Company’s operating results or financial condition.

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
September 30, 2025
U.S. Treasury securities	$131,971	$307	$(234)	$132,044
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	419,013	771	(42,608)	377,176
Mortgage-backed securities - commercial	72,866	94	(11,863)	61,097
Collateralized mortgage obligations	199,248	1,781	(6,446)	194,583
Debt securities	73,966	8	(1,558)	72,416
Total U.S. government agency and sponsored agency obligations	765,093	2,654	(62,475)	705,272
Municipal bonds-tax exempt	75,301	—	(7,896)	67,405
Total securities available for sale	$972,365	$2,961	$(70,605)	$904,721

December 31, 2024
U.S. Treasury securities	$89,208	$242	$(521)	$88,929
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	453,993	222	(61,643)	392,572
Mortgage-backed securities - commercial	75,947	24	(13,055)	62,916
Collateralized mortgage obligations	182,553	404	(9,401)	173,556
Debt securities	126,776	9	(3,969)	122,816
Total U.S. government agency and sponsored agency obligations	839,269	659	(88,068)	751,860
Municipal bonds-tax exempt	76,086	—	(11,077)	65,009
Total securities available for sale	$1,004,563	$901	$(99,666)	$905,798

The amortized cost and estimated fair value of securities as of September 30, 2025 and December 31, 2024, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities.

	September 30, 2025		December 31, 2024
	Available for Sale		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Within one year	$146,855	$146,209	$93,251	$92,646
Over one year through five years	84,422	82,859	133,408	129,556
Over five years through ten years	207,212	188,195	90,772	81,833
Over ten years	533,876	487,458	687,132	601,763
Total	$972,365	$904,721	$1,004,563	$905,798

The following table summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2025 or December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(in thousands, except number of securities)
September 30, 2025
U.S. Treasury securities	$(8)	$10,024	3	$(226)	$10,285	3	$(234)	$20,309	6
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(31)	8,959	3	(42,577)	332,541	114	(42,608)	341,500	117
Mortgage-backed securities - commercial	—	—	—	(11,863)	54,856	16	(11,863)	54,856	16
Collateralized mortgage obligations	—	—	—	(6,446)	53,588	24	(6,446)	53,588	24
Debt securities	—	—	—	(1,558)	65,498	13	(1,558)	65,498	13
Total U.S. government agency and sponsored agency obligations	(31)	8,959	3	(62,444)	506,483	167	(62,475)	515,442	170
Municipal bonds-tax exempt	—	—	—	(7,896)	67,405	19	(7,896)	67,405	19
Total	$(39)	$18,983	6	$(70,566)	$584,173	189	$(70,605)	$603,156	195

December 31, 2024
U.S. Treasury securities	$(61)	$13,603	6	$(460)	$9,771	3	$(521)	$23,374	9
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(271)	23,276	10	(61,372)	351,793	114	(61,643)	375,069	124
Mortgage-backed securities - commercial	(447)	19,092	5	(12,608)	41,817	14	(13,055)	60,909	19
Collateralized mortgage obligations	(645)	76,963	18	(8,756)	54,020	24	(9,401)	130,983	42
Debt securities	(23)	11,712	3	(3,946)	107,595	21	(3,969)	119,307	24
Total U.S. government agency and sponsored agency obligations	(1,386)	131,043	36	(86,682)	555,225	173	(88,068)	686,268	209
Municipal bonds-tax exempt	—	—	—	(11,077)	65,009	19	(11,077)	65,009	19
Total	$(1,447)	$144,646	42	$(98,219)	$630,005	195	$(99,666)	$774,651	237

The Company evaluates its available for sale securities portfolio for impairment on a quarterly basis. The Company did not recognize unrealized losses in income because it has the ability and the intent to hold and does not expect to be required to sell these securities until the recovery of their cost basis. The quarterly impairment assessment considers the changes in the credit quality of these debt securities since acquisition and the likelihood of a credit loss occurring over the life of the securities. If a credit loss is expected to occur, an allowance is established and a corresponding credit loss is recognized. Based on its analysis, as of September 30, 2025, the Company determined that no credit losses were expected to be realized on the tax-exempt municipal bond portfolio. The remainder of the portfolio consists of U.S. Treasury obligations, U.S. government agency securities, and U.S. government sponsored agency securities, all of which have the backing of the U.S. government, and are therefore not expected to incur credit losses.

There were no sales of securities during the nine months ended September 30, 2025 or September 30, 2024.

Securities available for sale with market values of $27.4 million and $29.4 million as of September 30, 2025 and December 31, 2024, respectively, were pledged to secure borrowings from the Federal Reserve Bank (“FRB”) Discount Window.

At September 30, 2025, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Note 3 — Loans

Loans Receivable

Loans consisted of the following as of the dates indicated:

	September 30, 2025	December 31, 2024
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,106,438	$1,068,978
Hospitality	823,033	848,134
Office	533,031	568,861
Other (1)	1,482,826	1,385,051
Total commercial property loans	3,945,328	3,871,024
Construction	69,963	78,598
Residential (2)	1,043,577	951,302
Total real estate loans	5,058,868	4,900,924
Commercial and industrial loans	1,052,522	863,431
Equipment financing agreements	416,869	487,022
Loans receivable	6,528,259	6,251,377
Allowance for credit losses	(69,781)	(70,147)
Loans receivable, net	$6,458,478	$6,181,230

(1)
Includes mixed-use, multifamily, industrial, gas stations, faith-based facilities, and medical; all other property types represent less than one percent of total loans receivable.
(2)
Includes $1.1 million and $1.3 million of home equity loans and lines, and $6.7 million and $4.1 million of personal loans at September 30, 2025 and December 31, 2024, respectively.

Accrued interest on loans was $20.3 million and $19.1 million at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025 and December 31, 2024, loans with carrying values of $2.37 billion and $2.46 billion, respectively, were pledged to secure advances from the FHLB.

Loans Held for Sale

The following is the activity for loans held for sale for the following periods:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
Three months ended September 30, 2025
Balance at beginning of period	$45,412	$4,199	$49,611
Originations and transfers	13,796	17,624	31,420
Sales	(59,208)	(15,305)	(74,513)
Principal paydowns and amortization	—	(6)	(6)
Balance at end of period	$—	$6,512	$6,512

Three months ended September 30, 2024
Balance at beginning of period	$7,149	$3,318	$10,467
Originations and transfers	58,433	8,457	66,890
Sales	(14,697)	(8,320)	(23,017)
Principal paydowns and amortization	(1)	(3)	(4)
Balance at end of period	$50,884	$3,452	$54,336

	Real Estate	Commercial and Industrial	Total
	(in thousands)
Nine months ended September 30, 2025
Balance at beginning of period	$3,994	$4,585	$8,579
Originations and transfers	88,411	51,619	140,030
Sales	(92,403)	(49,663)	(142,066)
Principal payoffs and amortization	(2)	(29)	(31)
Balance at end of period	$—	$6,512	$6,512

Nine months ended September 30, 2024
Balance at beginning of period	$8,792	$3,221	$12,013
Originations and transfers	88,619	25,866	114,485
Sales	(46,473)	(25,621)	(72,094)
Principal payoffs and amortization	(54)	(14)	(68)
Balance at end of period	$50,884	$3,452	$54,336

We occasionally sell residential mortgage loans from the held for investment portfolio when the decision to sell the loans and the sale of the loans occur within the same quarter. During the three months ended September 30, 2025 and 2024 we sold $25.9 million and $20.9 million, respectively, of residential mortgage loans from the held for investment portfolio. During the nine months ended September 30, 2025 and 2024 we sold $36.0 million and $70.0 million, respectively, of residential mortgage loans from the held for investment portfolio.

The following table presents loans purchased by portfolio segment for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Commercial real estate	$—	$1,773	$15,114	$8,107
Commercial and industrial	—	11,935	9,203	30,257
Residential real estate	2,992	10,744	23,307	15,922
Total	$2,992	$24,452	$47,624	$54,286

Allowance for Credit Losses

Effective January 1, 2025, we transitioned to a new allowance for credit losses (“ACL”) model to perform our ACL analysis. Part of the transition to the new model, in addition to the factors previously mentioned, includes a change in our methodology on commercial and industrial, commercial real estate, and residential real estate loans. The change in models did not result in a material change in our ACL as of January 1, 2025. The table below includes in credit loss expense for the nine months ended September 30, 2025 the effect of the ACL model change of $1.4 million.

The following table details the information on the allowance for credit losses by portfolio segment for the following periods:

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
Three months ended September 30, 2025
Balance at beginning of period	$48,021	$6,935	$11,800	$66,756
Charge-offs	(119)	(124)	(2,382)	(2,625)
Recoveries	52	2,229	826	3,107
Credit loss expense (recovery)	3,519	(1,738)	762	2,543
Ending balance	$51,473	$7,302	$11,006	$69,781

Three months ended September 30, 2024
Balance at beginning of period	$42,152	$10,563	$15,014	$67,729
Charge-offs	(1,133)	(190)	(2,477)	(3,800)
Recoveries	729	1,679	516	2,924
Credit loss expense (recovery)	1,946	(2,269)	2,633	2,310
Ending balance	$43,694	$9,783	$15,686	$69,163

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
Nine months ended September 30, 2025
Balance at beginning of period	$45,099	$10,006	$15,042	$70,147
Charge-offs	(8,904)	(1,157)	(8,131)	(18,192)
Recoveries	670	2,463	2,230	5,363
Credit loss expense (recovery)	14,608	(4,010)	1,865	12,463
Ending balance	$51,473	$7,302	$11,006	$69,781

Nine months ended September 30, 2024
Balance at beginning of period	$45,499	$10,257	$13,706	$69,462
Charge-offs	(1,226)	(438)	(6,598)	(8,262)
Recoveries	840	1,903	1,256	3,999
Credit loss expense (recovery)	(1,419)	(1,939)	7,322	3,964
Ending balance	$43,694	$9,783	$15,686	$69,163

The table below presents the allowance for credit losses by portfolio segment as a percentage of the total allowance for credit losses and loans by portfolio segment as a percentage of the aggregate investment of loans receivable as of:

	September 30, 2025				December 31, 2024
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$10,207	14.6%	$1,106,438	16.9%	$10,171	14.5%	$1,068,978	17.1%
Hospitality	8,183	11.7	823,033	12.6	15,302	21.8	848,134	13.6
Office	6,272	9.0	533,031	8.2	3,935	5.6	568,861	9.1
Other	14,520	20.8	1,482,826	22.7	8,243	11.8	1,385,051	22.2
Total commercial property loans	39,182	56.1	3,945,328	60.4	37,651	53.7	3,871,024	62.0
Construction	1,021	1.5	69,963	1.1	1,664	2.4	78,598	1.3
Residential	11,270	16.2	1,043,577	16.0	5,784	8.2	951,302	15.2
Total real estate loans	51,473	73.8	5,058,868	77.5	45,099	64.3	4,900,924	78.5
Commercial and industrial loans	7,302	10.5	1,052,522	16.1	10,006	14.3	863,431	13.8
Equipment financing agreements	11,006	15.7	416,869	6.4	15,042	21.4	487,022	7.7
Total	$69,781	100.0%	$6,528,259	100.0%	$70,147	100.0%	$6,251,377	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class of loans, for which repayment is expected to be obtained through the sale of the underlying collateral, as of:

	September 30, 2025	December 31, 2024
	(in thousands)
Real estate loans:
Commercial property
Retail	$554	$1,377
Hospitality	399	215
Office	10,566	—
Total commercial property loans	11,519	1,592
Residential	302	1,875
Total real estate loans	11,821	3,467
Commercial and industrial loans	—	32
Total	$11,821	$3,499

Loan Quality Indicators

As part of the on-going monitoring of the quality of our loans portfolio, we utilize an internal loan grading system to identify credit risk and assign an appropriate grade (from 1 to 8) for each loan in our portfolio. Internal and third-party loan reviews are conducted at least annually on a sample basis. Additional adjustments are made when determined to be necessary. The loan grade definitions are as follows:

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

Special Mention: A Special Mention loan, grade (5), has potential weaknesses that deserve management’s close attention. If not corrected, these potential weaknesses may result in deterioration of the repayment of the debt and result in a Substandard classification. Loans that have significant actual, not potential, weaknesses are more severely classified.

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
	(in thousands)
September 30, 2025
Real estate loans:
Commercial property
Risk Rating				`
Pass / Pass-Watch	$885,426	$408,107	$501,038	$825,219	$756,659	$449,479	$96,717	$3,922,645
Special Mention	—	—	—	2,008	—	299	—	2,307
Classified	3,971	—	—	12,038	—	4,367	—	20,376
Total commercial property	889,397	408,107	501,038	839,265	756,659	454,145	96,717	3,945,328
YTD gross charge-offs	—	—	—	8,697	—	207	—	8,904
YTD net charge-offs (recoveries)	(6)	—	—	8,424	—	(181)	—	8,237

Construction
Risk Rating
Pass / Pass-Watch	8,991	52,973	7,999	—	—	—	—	69,963
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total construction	8,991	52,973	7,999	—	—	—	—	69,963
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Risk Rating
Pass / Pass-Watch	215,102	89,309	155,483	334,993	134,618	103,972	7,134	1,040,611
Special Mention	—	—	—	2,417	—	—	250	2,667
Classified	—	—	—	—	—	299	—	299
Total residential	215,102	89,309	155,483	337,410	134,618	104,271	7,384	1,043,577
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(3)	—	(3)

Total real estate loans
Risk Rating
Pass / Pass-Watch	1,109,519	550,389	664,520	1,160,212	891,277	553,451	103,851	5,033,219
Special Mention	—	—	—	4,425	—	299	250	4,974
Classified	3,971	—	—	12,038	—	4,666	—	20,675
Total real estate loans	1,113,490	550,389	664,520	1,176,675	891,277	558,416	104,101	5,058,868
YTD gross charge-offs	—	—	—	8,697	—	207	—	8,904
YTD net charge-offs (recoveries)	(6)	—	—	8,424	—	(184)	—	8,234

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	378,544	176,079	42,633	48,945	27,540	18,264	347,566	1,039,571
Special Mention	—	—	—	11,801	—	—	—	11,801
Classified	—	1	61	662	—	23	403	1,150
Total commercial and industrial loans	378,544	176,080	42,694	61,408	27,540	18,287	347,969	1,052,522
YTD gross charge-offs	19	373	—	362	82	321	—	1,157
YTD net charge-offs (recoveries)	19	368	(5)	273	82	80	(2,123)	(1,306)

Equipment financing agreements:
Risk Rating
Pass / Pass-Watch	103,666	99,097	99,584	78,830	26,145	2,783	—	410,105
Special Mention	—	—	—	—	—	—	—	—
Classified	311	1,011	1,229	2,971	1,087	155	—	6,764
Total equipment financing agreements	103,977	100,108	100,813	81,801	27,232	2,938	—	416,869
YTD gross charge-offs	—	482	2,214	3,880	1,397	158	—	8,131
YTD net charge-offs (recoveries)	—	453	1,796	3,088	700	(134)	(2)	5,901

Total loans receivable:
Risk Rating
Pass / Pass-Watch	1,591,729	825,565	806,737	1,287,987	944,962	574,498	451,417	6,482,895
Special Mention	—	—	—	16,226	—	299	250	16,775
Classified	4,282	1,012	1,290	15,671	1,087	4,844	403	28,589
Total loans receivable	$1,596,011	$826,577	$808,027	$1,319,884	$946,049	$579,641	$452,070	$6,528,259
YTD gross charge-offs	19	855	2,214	12,939	1,479	686	—	18,192
YTD net charge-offs (recoveries)	13	821	1,791	11,785	782	(238)	(2,125)	12,829

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
	(in thousands)
September 30, 2025
Real estate loans:
Commercial property
Payment performance
Performing	$889,397	$408,107	$501,038	$828,148	$756,659	$453,014	$96,717	$3,933,080
Nonperforming	—	—	—	11,117	—	1,131	—	12,248
Total commercial property	889,397	408,107	501,038	839,265	756,659	454,145	96,717	3,945,328
YTD gross charge-offs	—	—	—	8,697	—	207	—	8,904
YTD net charge-offs (recoveries)	(6)	—	—	8,424	—	(181)	—	8,237

Construction
Payment performance
Performing	8,991	52,973	7,999	—	—	—	—	69,963
Nonperforming	—	—	—	—	—	—	—	—
Total construction	8,991	52,973	7,999	—	—	—	—	69,963
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Payment performance
Performing	215,102	89,309	155,483	337,410	134,618	103,972	7,384	1,043,278
Nonperforming	—	—	—	—	—	299	—	299
Total residential	215,102	89,309	155,483	337,410	134,618	104,271	7,384	1,043,577
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(3)	—	(3)

Total real estate loans
Payment performance
Performing	1,113,490	550,389	664,520	1,165,558	891,277	556,986	104,101	5,046,321
Nonperforming	—	—	—	11,117	—	1,430	—	12,547
Total real estate loans	1,113,490	550,389	664,520	1,176,675	891,277	558,416	104,101	5,058,868
YTD gross charge-offs	—	—	—	8,697	—	207	—	8,904
YTD net charge-offs (recoveries)	(6)	—	—	8,424	—	(184)	—	8,234

Commercial and industrial loans:
Payment performance
Performing	378,544	176,079	42,694	61,353	27,540	18,287	347,969	1,052,466
Nonperforming	—	1	—	55	—	—	—	56
Total commercial and industrial loans	378,544	176,080	42,694	61,408	27,540	18,287	347,969	1,052,522
YTD gross charge-offs	19	373	—	362	82	321	—	1,157
YTD net charge-offs (recoveries)	19	368	(5)	273	82	80	(2,123)	(1,306)

Equipment financing agreements:
Payment performance
Performing	103,666	99,097	99,584	78,830	26,145	2,783	—	410,105
Nonperforming	311	1,011	1,229	2,971	1,087	155	—	6,764
Total equipment financing agreements	103,977	100,108	100,813	81,801	27,232	2,938	—	416,869
YTD gross charge-offs	—	482	2,214	3,880	1,397	158	—	8,131
YTD net charge-offs (recoveries)	—	453	1,796	3,088	700	(134)	(2)	5,901

Total loans receivable:
Payment performance
Performing	1,595,700	825,565	806,798	1,305,741	944,962	578,056	452,070	6,508,892
Nonperforming	311	1,012	1,229	14,143	1,087	1,585	—	19,367
Total loans receivable	$1,596,011	$826,577	$808,027	$1,319,884	$946,049	$579,641	$452,070	$6,528,259
YTD gross charge-offs	19	855	2,214	12,939	1,479	686	—	18,192
YTD net charge-offs (recoveries)	13	821	1,791	11,785	782	(238)	(2,125)	12,829

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
	(in thousands)
September 30, 2025
Real estate loans:
Commercial property
Retail	$247	$1,027	$554	$1,828	$1,104,610	$1,106,438
Hospitality	—	—	399	399	822,634	823,033
Office	—	—	10,566	10,566	522,465	533,031
Other	1,459	—	—	1,459	1,481,367	1,482,826
Total commercial property loans	1,706	1,027	11,519	14,252	3,931,076	3,945,328
Construction	—	—	—	—	69,963	69,963
Residential	3,961	—	299	4,260	1,039,317	1,043,577
Total real estate loans	5,667	1,027	11,818	18,512	5,040,356	5,058,868
Commercial and industrial loans	662	—	—	662	1,051,860	1,052,522
Equipment financing agreements	3,624	2,283	3,826	9,733	407,136	416,869
Total loans receivable	$9,953	$3,310	$15,644	$28,907	$6,499,352	$6,528,259

December 31, 2024
Real estate loans:
Commercial property
Retail	$975	$855	$254	$2,084	$1,066,894	$1,068,978
Hospitality	516	(50)	216	682	847,452	848,134
Office	—	212	—	212	568,649	568,861
Other	1,288	—	—	1,288	1,383,763	1,385,051
Total commercial property loans	2,779	1,017	470	4,266	3,866,758	3,871,024
Construction	—	—	—	—	78,598	78,598
Residential	5,129	2,975	980	9,084	942,218	951,302
Total real estate loans	7,908	3,992	1,450	13,350	4,887,574	4,900,924
Commercial and industrial loans	236	132	1,278	1,646	861,785	863,431
Equipment financing agreements	6,154	2,866	5,760	14,780	472,242	487,022
Total loans receivable	$14,298	$6,990	$8,488	$29,776	$6,221,601	$6,251,377

Nonaccrual Loans and Nonperforming Assets

The following tables represent the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of:

	September 30, 2025
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$554	$562	$—	$1,116
Hospitality	359	201	—	560
Office	10,565	—	—	10,565
Other	—	7	—	7
Total commercial property loans	11,478	770	—	12,248
Residential	299	—	—	299
Total real estate loans	11,777	770	—	12,547
Commercial and industrial loans	—	56	—	56
Equipment financing agreements	206	6,558	—	6,764
Total	$11,983	$7,384	$—	$19,367

	December 31, 2024
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,480	$277	$—	$1,757
Hospitality	165	249	—	414
Other	—	7	—	7
Total commercial property loans	1,645	533	—	2,178
Residential	1,866	—	—	1,866
Total real estate loans	3,511	533	—	4,044
Commercial and industrial loans	—	1,404	—	1,404
Equipment financing agreements	513	8,311	—	8,824
Total	$4,024	$10,248	$—	$14,272

Prior to designating loans nonaccrual, the Company collected and recognized interest income of $9,000 and $370,000 for the three and nine months ended September 30, 2025, respectively.

The following table details nonperforming assets as of the dates indicated:

	September 30, 2025	December 31, 2024
	(in thousands)
Nonaccrual loans	$19,367	$14,272
Loans past due 90 days and still accruing	—	—
Total nonperforming loans receivable	19,367	14,272
Other real estate owned (“OREO”)	1,995	117
Total nonperforming assets*	$21,362	$14,389

* Excludes repossessed personal property of $0.4 million and $0.6 million as of September 30, 2025 and December 31, 2024, respectively.

OREO of $2.0 million and $0.1 million was included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively.

Loan Modifications

No loans were modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2025 and 2024, there were no payment defaults on loans modified within the preceding 12 months.

Note 4 — Servicing Assets

The activity in servicing assets was as follows for the periods indicated:

	Three Months Ended September 30,
	2025	2024
	(in thousands)

Balance at beginning of period	$6,420	$6,836
Addition related to sale of loans	565	400
Amortization	(501)	(553)
Balance at end of period	$6,484	$6,683

	Nine Months Ended September 30,
	2025	2024
	(in thousands)

Balance at beginning of period	$6,457	$7,070
Addition related to sale of loans	1,900	1,532
Amortization	(1,873)	(1,919)
Balance at end of period	$6,484	$6,683

At September 30, 2025 and December 31, 2024, we serviced loans sold to unaffiliated parties of $575.6 million and $560.1 million, respectively. These represented loans that were sold for which the Bank continues to provide servicing. These loans are maintained off-balance sheet and are not included in the loans receivable balance. At September 30, 2025, all the loans serviced, except for $32.6 million of residential mortgage loans, were SBA loans.

The Company recorded servicing fee income of $1.3 million for both the three months ended September 30, 2025 and 2024, respectively and $4.0 million for both the nine months ended September 30, 2025 and 2024, respectively. Servicing fee income, net of the amortization of servicing assets, is included in other operating income in the consolidated statements of income. Amortization expense was $0.5 million and $0.6 million for the three months ended September 30, 2025 and 2024 and $1.9 million for both of the nine months ended September 30, 2025 and 2024, respectively.

The fair value of servicing rights was $8.3 million at September 30, 2025 and was determined using discount rates ranging from 11.2% to 19.4% and prepayment speeds ranging from 10.0% to 27.6%, depending on the stratification of the specific right. The fair value of servicing rights was $7.9 million at December 31, 2024 and was determined using discount rates ranging from 10.8% to 27.3% and prepayment speeds ranging from 15.4% to 21.2%, depending on the stratification of the specific right.

Note 5 — Income Taxes

The Company’s income tax expense was $9.4 million and $6.2 million, representing an effective income tax rate of 29.9% and 29.5% for the three months ended September 30, 2025 and 2024, respectively. The Company's income tax expense was $23.0 million and $18.8 million, representing an effective income tax rate of 29.5% and 29.7%, for the nine months ended September 30, 2025 and 2024, respectively.

Management concluded that as of September 30, 2025 and December 31, 2024, a valuation allowance of $1.5 million was appropriate against certain state net operating loss carry forwards. For all other deferred tax assets, management believes it was more likely than not these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. Net deferred tax assets were $36.8 million and $38.2 million as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025, the Company was subject to examination for its federal tax returns for years ended after December 31, 2020 and for state tax returns for the periods ended after December 31, 2019. As of September 30, 2025, the Company is under audit with the State of New York for tax years 2021 and 2022. During the quarter ended September 30, 2025, there was no material change to the Company’s uncertain tax positions. The Company does not expect its unrecognized tax positions to change significantly over the next twelve months.

Note 6 — Goodwill

Goodwill of $11.0 million was recorded as a result of the acquisition of an equipment financing agreements portfolio in 2016. At September 30, 2025 and December 31, 2024, the carrying amount of goodwill was $11.0 million.

The Company performed an impairment analysis in the third quarter of 2025 and determined there was no impairment as of September 30, 2025. No triggering event occurred as of, or subsequent to September 30, 2025, that would require a reassessment of goodwill.

Note 7 — Deposits

The scheduled maturities of time deposits are as follows for the periods indicated:

	Time Deposits More Than $250,000	Other Time Deposits	Total
	(in thousands)
At September 30, 2025
2025	$371,141	$404,449	$775,590
2026	803,237	842,648	1,645,885
2027	—	60,384	60,384
2028	—	16,277	16,277
2029 and thereafter	—	509	509
Total	$1,174,378	$1,324,267	$2,498,645

At December 31, 2024
2025	$1,002,785	$1,254,185	$2,256,970
2026	264	19,112	19,376
2027	—	48,630	48,630
2028	—	130	130
2029 and thereafter	—	177	177
Total	$1,003,049	$1,322,234	$2,325,283

Accrued interest payable on deposits was $34.2 million and $34.8 million at September 30, 2025 and December 31, 2024, respectively. Total deposits reclassified to loans due to overdrafts at September 30, 2025 and December 31, 2024 were $2.5 million and $1.2 million, respectively.

Note 8 — Borrowings and Subordinated Debentures

The Bank maintains a secured credit facility with the FHLB, allowing for advances on an open basis (no maturity) or a term basis ranging from overnight or longer. At September 30, 2025, the Bank had no open advances, $12.5 million of term advances and $50.0 million of overnight advances at the FHLB with a weighted average interest rate of 4.56%. At December 31, 2024, the Bank had $225.0 million of open advances and $37.5 million of term advances at the FHLB with a weighted average rate of 4.78% and 4.58%, respectively. Interest expense on borrowings for the nine months ended September 30, 2025 and 2024 was $3.0 million and $5.1 million, respectively.

	September 30, 2025		December 31, 2024
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Open advances	$—	—%	$225,000	4.78%
Advances due within 12 months	62,500	4.56	—	—
Advances due over 12 months through 24 months	—	—	37,500	4.58
Outstanding advances	$62,500	4.56%	$262,500	4.75%

The following is financial data pertaining to FHLB advances:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Weighted-average interest rate at end of period	4.56%	4.75%
Weighted-average interest rate during the period	4.58%	4.37%
Average balance of FHLB advances	$88,397	$154,112
Maximum amount outstanding at any month-end	$152,500	$350,000

The Bank had pledged $2.37 billion and $2.46 billion of loans at carrying values as collateral with the FHLB as of September 30, 2025 and December 31, 2024, respectively. The remaining available borrowing capacity was $1.51 billion and $1.69 billion at September 30, 2025 and December 31, 2024, respectively.

The Bank also had securities pledged with the FRB with market values of $27.4 million and $29.4 million at September 30, 2025 and December 31, 2024, respectively. The pledged securities provided $25.6 million; and $27.6 million in available borrowing capacity through the Fed Discount Window as of September 30, 2025 and December 31, 2024, respectively.

On August 20, 2021, the Company issued $110.0 million of Fixed-to-Floating Subordinated Notes (the“2031 Notes”) with a maturity date of September 1, 2031. The 2031 Notes have an initial fixed interest rate of 3.75% per annum, payable semiannually in arrears on March 1 and September 1 of each year, up to but excluding September 1, 2026. From and including September 1, 2026 and thereafter, the 2031 Notes will bear interest at a floating rate per annum equal to the Three-Month Term SOFR plus 310 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. If the then current three-month term SOFR rate is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance cost was $2.1 million, which is being amortized through the 2031 Notes’ maturity date. At September 30, 2025 and December 31, 2024, the balance of the 2031 Notes included in the Company’s Consolidated Balance Sheet, net of issuance cost, was $108.7 million and $108.5 million, respectively.

The Company assumed Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005, which issued $26.0 million of Trust Preferred Securities (the “TPS”) at a 6.26% fixed rate for the first five years and a variable rate of three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. Beginning September 15, 2023, the variable rate on the TPS changed to three-month SOFR plus 166 basis points, representing the credit spread of 140 basis points and a 26 basis point adjustment to convert three-month LIBOR to three-month SOFR. The rate on the TPS at September 30, 2025 was 5.70%. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At September 30, 2025 and December 31, 2024, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $4.4 million and $4.7 million, was $21.6 million and $22.1 million, respectively. The amortization of discount was $104,000 and $112,000 for the three months ended September 30, 2025 and 2024, respectively.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(dollars in thousands, except per share and unit amounts)
Basic EPS
Net income	$22,061	$14,892	$54,850	$44,506
Less: income allocated to unvested restricted stock	176	131	450	352
Income allocated to common shares	$21,885	$14,761	$54,400	$44,154
Weighted-average shares for basic EPS	29,830,475	29,968,004	29,905,265	30,048,748
Basic EPS (1)	$0.73	$0.49	$1.82	$1.47

Effect of dilutive PSUs	50,390	65,675	50,101	68,521

Diluted EPS
Income allocated to common shares	$21,885	$14,761	$54,400	$44,154
Weighted-average shares for diluted EPS	29,880,865	30,033,679	29,955,366	30,117,269
Diluted EPS (1)	$0.73	$0.49	$1.82	$1.47

(1)
Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

On a weighted-average basis, options to purchase 2,000 and 28,000 shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2025 and 2024, respectively, because their effect would have been anti-dilutive. There were no anti-dilutive options excluded from the diluted earnings per share calculation for the three months ended September 30, 2025. For the three months ended September 30, 2024, options to purchase 28,000 shares of common stock were excluded from the calculation of diluted earnings per share, on a weighted average basis, because they were anti-dilutive. There were no anti-dilutive unvested PSUs outstanding for the three and nine months ended September 30, 2025 and 91,732 anti-dilutive unvested PSUs outstanding for the three and nine months ended September 30, 2024.

During the nine months ended September 30, 2025, 53,509 PSUs were awarded to executive officers from the 2021 Equity Compensation Plan, with a fair value of $1.2 million on the grant date. 88,598 PSUs were awarded to executive officers during the nine months ended September 30, 2024 with a fair value of $1.3 million on the grant date. These units have a three-year cliff vesting period and include dividend equivalent rights. There were no PSUs awarded, vested, or forfeited during the three months ended September 30, 2025 and 2024. Total PSUs outstanding as of September 30, 2025 were 191,804 with an aggregate grant fair value of $3.5 million. Total PSUs outstanding as of September 30, 2024 were 180,330 with an aggregate grant fair value of $3.4 million.

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

At September 30, 2025, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5% must be met to avoid limitations on the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 6.28% and 6.43% and the Company's capital conservation buffer was 6.33% and 6.46% as of September 30, 2025 and December 31, 2024, respectively.

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

The capital ratios of Hanmi Financial and the Bank as of September 30, 2025 and December 31, 2024 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2025
Total capital (to risk-weighted assets):
Hanmi Financial	$1,008,479	15.05%	$536,132	8.00%	N/A	N/A
Hanmi Bank	$957,077	14.28%	$536,183	8.00%	$670,229	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$826,096	12.33%	$402,099	6.00%	N/A	N/A
Hanmi Bank	$884,694	13.20%	$402,137	6.00%	$536,183	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$804,474	12.00%	$301,575	4.50%	N/A	N/A
Hanmi Bank	$884,694	13.20%	$301,603	4.50%	$435,649	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$826,096	10.64%	$310,535	4.00%	N/A	N/A
Hanmi Bank	$884,694	11.46%	$308,726	4.00%	$385,908	5.00%

December 31, 2024
Total capital (to risk-weighted assets):
Hanmi Financial	$979,843	15.24%	$514,455	8.00%	N/A	N/A
Hanmi Bank	$927,882	14.43%	$514,406	8.00%	$643,007	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$801,040	12.46%	$385,841	6.00%	N/A	N/A
Hanmi Bank	$859,079	13.36%	$385,804	6.00%	$514,406	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$778,941	12.11%	$289,381	4.50%	N/A	N/A
Hanmi Bank	$859,079	13.36%	$289,353	4.50%	$417,955	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$801,040	10.63%	$301,346	4.00%	N/A	N/A
Hanmi Bank	$859,079	11.47%	$299,771	4.00%	$374,714	5.00%

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

Loans held for sale - Loans held for sale includes the guaranteed portion of SBA 7(a) loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of the loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At September 30, 2025 and December 31, 2024, the SBA 7(a) loans held for sale were recorded at its cost. We record SBA 7(a) loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2025 and December 31, 2024, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Total Fair Value
	(in thousands)
September 30, 2025
Assets:
Securities available for sale:
U.S. Treasury securities	$132,044	$—	$—	$132,044
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	377,176	—	377,176
Mortgage-backed securities - commercial	—	61,097	—	61,097
Collateralized mortgage obligations	—	194,583	—	194,583
Debt securities	—	72,416	—	72,416
Total U.S. government agency and sponsored agency obligations	—	705,272	—	705,272
Municipal bonds-tax exempt	—	67,405	—	67,405
Total securities available for sale	$132,044	$772,677	$—	$904,721
Derivative financial instruments	$—	$2,809	$—	$2,809

Liabilities:
Derivative financial instruments	$—	$2,805	$—	$2,805

December 31, 2024
Assets:
Securities available for sale:
U.S. Treasury securities	$88,929	$—	$—	$88,929
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	392,572	—	392,572
Mortgage-backed securities - commercial	—	62,916	—	62,916
Collateralized mortgage obligations	—	173,556	—	173,556
Debt securities	—	122,816	—	122,816
Total U.S. government agency and sponsored agency obligations	—	751,860	—	751,860
Municipal bonds-tax exempt	—	65,009	—	65,009
Total securities available for sale	$88,929	$816,869	$—	$905,798
Derivative financial instruments	$—	$4,690	$—	$4,690

Liabilities:
Derivative financial instruments	$—	$5,292	$—	$5,292

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of September 30, 2025 and December 31, 2024, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
			Significant
			Observable
		Quoted Prices in	Inputs With No
		Active Markets	Active Market	Significant
		for Identical	With Identical	Unobservable
	Total	Assets	Characteristics	Inputs
	(in thousands)
September 30, 2025
Assets:
Collateral dependent loans (1)	$11,821	$—	$—	$11,821
Other real estate owned	1,995	—	—	1,995
Repossessed personal property	412	—	—	412

December 31, 2024
Assets:
Collateral dependent loans (2)	$3,467	$—	$—	$3,467
Other real estate owned	117	—	—	117
Repossessed personal property	568	—	—	568

(1)
Consisted of real estate loans of $11.8 million.
(2)
Consisted of real estate loans of $3.5 million.

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at September 30, 2025 and December 31, 2024:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
September 30, 2025
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$554	Market approach	Adjustments to market data	(45%) to 6% / (25)%	(1)
Hospitality	399	Market approach	Adjustments to market data	(5)% to 0% / 0%	(1)
Office	10,566	Market approach	Adjustments to market data	(26)% to (4)% / (14)%	(1)
Residential	302	Market approach	Adjustments to market data	(14)% to (3)% / (5)%	(1)
Total real estate loans	11,821
Total	$11,821

Other real estate owned	1,995	Market approach	Adjustments to market data	(11)% to 17% / 1%	(2)

Repossessed personal property	412	Market approach	Adjustments to market data	N/A	(2)

December 31, 2024
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$1,377	Market approach	Adjustments to market data	(45)% to 30% / (10)%	(1)
Hospitality	215	Market approach	Adjustments to market data	(11)% to 17% / 5%	(1)
Residential	1,875	Market approach	Adjustments to market data	(11)% to 8% / (2)%	(1)
Total real estate loans	3,467
Total	$3,467

Other real estate owned	$117	Market approach	Adjustments to market data	0% to 5% / 4%	(2)

Repossessed personal property	568	Market approach	Adjustments to market data	N/A	(2)

(1)
Appraisal reports utilize a combination of valuation techniques including a market approach, where prices and other relevant information generated by market transactions involving similar or comparable properties are used to determine the appraised value. Appraisals may include an ‘as is’ and ‘upon completion’ valuation scenarios. Adjustments to market data (expressed as a range and a weighted average) are routinely made in the appraisal process by third-party appraisers to adjust for differences between the comparable sales and income data. Adjustments also result from the consideration of relevant economic and demographic factors with the potential to affect property values. Also, prospective values are based on the market conditions which exist at the date of inspection combined with informed forecasts based on current trends in supply and demand for the property types under appraisal. Positive adjustments disclosed in this table represent increases to the sales comparison and negative adjustments represent decreases.

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

Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we had concluded that the carrying amounts approximate fair value, the fair value estimates shown below were based on an exit price notion as of September 30, 2025, as required by ASU 2016-01. The financial instruments for which we had concluded that the carrying amounts approximate fair value include cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits.

The estimated fair values of financial instruments were as follows:

	September 30, 2025
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$215,654	$215,654	$—	$—
Securities available for sale	904,721	132,044	772,677	—
Loans held for sale	6,512	—	7,016	—
Loans receivable, net of allowance for credit losses	6,458,478	—	—	6,494,947
Accrued interest receivable	23,986	23,986	—	—
Derivative financial instruments	2,809	—	2,809	—

Financial liabilities:
Noninterest-bearing deposits	2,087,132	—	2,087,132	—
Interest-bearing deposits	4,679,507	—	—	4,681,171
Borrowings and subordinated debentures	192,809	—	62,521	133,020
Accrued interest payable	34,219	34,219	—	—
Derivative financial instruments	2,805	—	2,805	—

	December 31, 2024
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$304,800	$304,800	$—	$—
Securities available for sale	905,798	88,929	816,869	—
Loans held for sale	8,579	—	9,229	—
Loans receivable, net of allowance for credit losses	6,181,230	—	—	6,078,567
Accrued interest receivable	22,937	22,937	—	—

Financial liabilities:
Noninterest-bearing deposits	2,096,634	—	2,096,634	—
Interest-bearing deposits	4,339,142	—	—	4,336,429
Borrowings and subordinated debentures	393,138	—	262,183	129,226
Accrued interest payable	34,824	34,824	—	—

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

Loans receivable, net of allowance for credit losses – The fair value of loans receivable is estimated based on the discounted cash flow approach. To estimate the fair value of the loans, certain loan characteristics such as account types, remaining terms, annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances are considered. Additionally, the Company’s prior charge-off rates and loss ratios as well as various other assumptions relating to credit, interest, and prepayment risks are used as part of valuing the loan portfolio. Subsequently, the loans were individually evaluated by sorting and pooling them based on loan types, credit risk grades, and payment types. Consistent with the requirements of ASU 2016-01, the fair value of the Company's loans receivable is considered to be an exit price notion as of September 30, 2025 (Level 3).

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

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of September 30, 2025, the Bank was obligated on $150.0 million of letters of credit to the FHLB of San Francisco, which were being used as collateral for $150.0 million in public fund deposits from the State of California.

The following table shows the distribution of total loan commitments as of the dates indicated:

	September 30,	December 31,
	2025	2024
	(in thousands)
Unused commitments to extend credit	$952,475	$782,291
Standby letters of credit	137,509	97,463
Commercial letters of credit	5,639	18,324
Total commitments	$1,095,623	$898,078

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Balance at beginning of period	$2,506	$2,010	$2,074	$2,474
Credit loss expense (recovery)	(399)	(26)	33	(490)
Balance at end of period	$2,107	$1,984	$2,107	$1,984

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

As of September 30, 2025, the outstanding balances for our right-of-use asset and lease liability were $32.7 million and $36.8 million, respectively. The outstanding balances of the right-of-use asset and lease liability were $35.6 million and $39.8 million, respectively, as of December 31, 2024. The right-of-use asset is reported in prepaid expenses and other assets line item and lease liability is reported in accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

In determining the discount rates, since most of our leases do not provide an implicit rate, we used our incremental borrowing rate provided by the FHLB of San Francisco based on the information available at the commencement date to calculate the present value of lease payments.

At September 30, 2025, future minimum rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2025	$2,148
2026	7,573
2027	7,358
2028	7,004
2029	6,226
Thereafter	10,941
Remaining lease commitments	41,250
Interest	(4,434)
Present value of lease liability	$36,816

Net lease expense recognized for the three months ended September 30, 2025 and 2024 was $2.3 million and $2.4 million, respectively. This included operating lease costs of $2.4 million and $2.5 million, respectively, reduced by sublease income of $34,000 and $33,000, respectively. Net lease expense recognized for the nine months ended September 30, 2025 and 2024 was $7.1 million and $7.7 million, respectively. This included operating lease costs of $7.2 million and $7.8 million, respectively, reduced by sublease income of $0.1 million for both nine-month periods.

Weighted average remaining lease terms for the Company's operating leases were 5.79 years and 6.35 years as of September 30, 2025 and December 31, 2024, respectively. Weighted average discount rates used for the Company's operating leases were 3.86% and 3.30% as of September 30, 2025 and December 31, 2024, respectively.

Cash paid and included in cash flows from operating activities for amounts used in the measurement of the lease liability of the Company's operating leases was $2.1 million and $2.2 million for the three months ended September 30, 2025 and 2024, respectively, and $6.5 million and $6.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Note 14 — Liquidity

Hanmi Financial

As of September 30, 2025, Hanmi Financial had $5.7 million in cash on deposit with its bank subsidiary and $44.2 million of U.S. Treasury securities at fair value. As of December 31, 2024, the Company had $11.4 million in cash on deposit with its bank subsidiary and $38.8 million of U.S. Treasury securities at fair value. Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of its customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances, brokered deposits, as well as State of California time deposits. As of September 30, 2025 and December 31, 2024, the Bank had $62.5 million and $262.5 million of FHLB advances, and $88.5 million and $60.7 million of brokered deposits, respectively. As of September 30, 2025 and December 31, 2024, the Bank had $150.0 million and $120.0 million of State of California time deposits, respectively.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. Historically, the Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of September 30, 2025 and December 31, 2024, the total borrowing capacity available, based on pledged collateral was $1.72 billion and $1.69 billion, respectively. The remaining available borrowing capacity was $1.51 billion and $1.30 billion as of September 30, 2025 and December 31, 2024, respectively.

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

As a means of augmenting its liquidity, the Bank also had an available borrowing source of $25.6 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a fair value of $27.4 million, with no borrowings outstanding as of September 30, 2025. At December 31, 2024, the available borrowing capacity through the Federal Reserve Bank of San Francisco Discount Window was $27.6 million on pledged securities with market values of $29.4 million, with no borrowings outstanding. The Bank also maintains a line of credit for repurchase agreements up to $100.0 million. The Bank also had three unsecured federal funds lines of credit totaling $140.0 million with no outstanding balances as of September 30, 2025 or December 31, 2024.

Note 15 — Derivatives and Hedging Activities

Risk Management Objective of Using Derivative

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities, including through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.

Derivatives Designated as Hedging Instruments - Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets. During the fourth quarter of 2023, the Company entered into a $100.0 million notional interest rate swap designated as a cash flow hedge, with an effective date of May 1, 2024 and a maturity date of May 1, 2026, to hedge a pool of Prime Rate-indexed loans against falling rates. The principal balance of the loan pool designated for the Prime Rate-indexed loans was $125.5 million as of September 30, 2025. During the first quarter of 2024, the Company entered into a $75.0 million notional interest rate swap designated as a cash flow hedge, with an effective date of May 1, 2024 and a maturity date of May 1, 2026, to hedge a pool of one-month SOFR-indexed loans against falling rates. The principal balance of the loan pool designated for the SOFR-indexed loans was $117.4 million as of September 30, 2025.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Management evaluated the effectiveness of the Company’s derivatives designated as cash flow hedges at inception and at the balance sheet date and determined they are effective. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the corresponding variable-rate asset. During the next 12 months, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest income.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2025 and December 31, 2024.

As of September 30, 2025	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$99,768	Other Assets	$2,777	$99,768	Other Liabilities	$2,766
Total derivatives not designated as hedging instruments			$2,777			$2,766

Derivatives designated as hedging instruments
Interest rate products	$75,000	Other Assets	$32	$100,000	Other Liabilities	$39
Total derivatives designated as hedging instruments			$32			$39

As of December 31, 2024	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$101,892	Other Assets	$4,690	$101,892	Other Liabilities	$4,650
Total derivatives not designated as hedging instruments			$4,690			$4,650

Derivatives designated as hedging instruments
Interest rate products	$—	Other Assets	$—	$175,000	Other Liabilities	$642
Total derivatives designated as hedging instruments			$—			$642

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income for the three and nine months ended September 30, 2025 and 2024.

Three Months Ended September 30, 2025
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(94)	$(94)	$—	Interest Income	$(241)	$(241)	$—
Total	$(94)	$(94)	$—		$(241)	$(241)	$—

Three Months Ended September 30, 2024
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$2,427	$2,427	$—	Interest Income	$(673)	$(673)	$—
Total	$2,427	$2,427	$—		$(673)	$(673)	$—

Nine Months Ended September 30, 2025
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(139)	$(139)	$—	Interest Income	$(734)	$(734)	$—
Total	$(139)	$(139)	$—		$(734)	$(734)	$—

Nine Months Ended September 30, 2024
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(526)	$(526)	$—	Interest Income	$(1,133)	$(1,133)	$—
Total	$(526)	$(526)	$—		$(1,133)	$(1,133)	$—

The table below presents the effect of cash flow hedge accounting on the Income Statement for the three and nine months ended September 30, 2025 and 2024.

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationship
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
	(in thousands)				(in thousands)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$(241)	$—	$(673)	$—	$(734)	$—	$(1,133)	$—
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income - included component	(241)	—	(673)	—	(734)	—	(1,133)	—

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement for the three and nine months ended September 30, 2025 and 2024.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
		(in thousands)		(in thousands)
Interest rate products	Other income	$1	$(44)	$(29)	$(18)
Total		$1	$(44)	$(29)	$(18)

No fee income was recognized from its derivative financial instruments for the nine months ended September 30, 2025 or 2024.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The derivative assets are located within the prepaid and other assets line item on the Consolidated Balance Sheets and the derivative liabilities are located within the accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
As of September 30, 2025
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$2,809	$—	$2,809	$441	$1,950	$418

Offsetting of Derivative Liabilities
As of September 30, 2025
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$2,805	$—	$2,805	$441	$—	$2,364

Offsetting of Derivative Assets
As of December 31, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$4,690	$—	$4,690	$642	$4,048	$—

Offsetting of Derivative Liabilities
As of December 31, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$5,292	$—	$5,292	$642	$—	$4,650

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

As of September 30, 2025 and December 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0. As of September 30, 2025 and December 31, 2024, no collateral was provided related to these agreements.

Note 16 — Segment Reporting

The Company has one reportable segment, Banking, as determined by the Chief Financial Officer, who is designated the chief operating decision maker, based upon information provided about the Company's products and services offered, which are primarily banking operations. The Banking segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business. The chief operating decision maker uses net interest income, net interest margin, non-interest income, non-interest expense, credit loss expense, and net income to assess performance to determine the allocation of resources. These metrics, coupled with monitoring of budget to actual results, are used in assessment performance and in establishing compensation. Loans, investments, and deposits provide the revenues in our banking operations. Interest expense, provisions for credit losses, and salaries and benefits provide the significant expenses in our banking operations.

The following table presents information reported internally for performance assessment by the chief operating decision maker for the following periods:

	Banking Segment
	Quarter Ended September 30,
	2025	2024
	(in thousands)
Net interest income	$61,079	$50,051
Noninterest income	9,880	8,438
Segment revenues	70,959	58,489
Other revenues	—	—
Total consolidated revenues	70,959	58,489

Less:
Credit loss expense	2,145	2,286
Noninterest expenses	37,357	35,080
Income tax expense	9,396	6,231
Segment net income	22,061	14,892

Reconciliation of profit:
Adjustments and reconciling items	—	—
Consolidated net income	$22,061	$14,892

	Banking Segment
	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net interest income	$173,310	$149,324
Noninterest income	25,676	24,228
Segment revenues	198,986	173,552
Other revenues	—	—
Total consolidated revenues	198,986	173,552

Less:
Credit loss expense	12,496	3,474
Noninterest expenses	108,689	106,800
Income tax expense	22,951	18,772
Segment net income	54,850	44,506

Reconciliation of profit:
Adjustments and reconciling items	—	—
Consolidated net income	$54,850	$44,506

	September 30,	December 31,
	2025	2024
Segment assets	$7,856,731	$7,677,925
Other assets	—	—
Consolidated assets	$7,856,731	$7,677,925

Note 17 — Subsequent Events

Cash Dividend

On October 24, 2025, the Company announced that the Board of Directors of the Company declared a quarterly cash dividend of $0.27 per share to be paid on November 20, 2025 to stockholders of record as of the close of business on November 4, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three and nine months ended September 30, 2025. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended September 30, 2025 (this “Report”).

Forward-Looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report other than statements of historical fact are “forward–looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial condition and liquidity, asset quality, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, plans and objectives of management for future operations, developments regarding our capital and strategic plans and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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
•
the impact of the current federal government shutdown, including our ability to effect sales of Small Business Administration loans;
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
•
our ability to successfully effect strategic transactions;
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

For additional information concerning risks we face, see “Part II, Item 1A. Risk Factors” in this Report and in the Quarterly Report on Form 10-Q for the period ended June 30, 2025 and “Item 1A. Risk Factors” in Part I of the 2024 Annual Report on Form 10-K. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

Critical Accounting Policies

We have established various accounting policies in accordance with GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to the consolidated financial statements in our 2024 Annual Report on Form 10-K. We had no significant changes in our accounting policies since the filing of our 2024 Annual Report on Form 10-K.

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

Executive Overview

Net income was $22.1 million, or $0.73 per diluted share, for the three months ended September 30, 2025 compared with $14.9 million, or $0.49 per diluted share, for the same period a year ago. The increase in net income was driven by a $11.0 million increase in net interest income, and a $1.4 million increase in noninterest income, partially offset by a $2.3 million increase in noninterest expense, and a $3.2 million increase in income tax expense. Credit loss expense for the third quarter of 2025 was $2.1 million compared with $2.3 million for the third quarter of 2024.

Net income was $54.9 million, or $1.82 per diluted share, for the nine months ended September 30, 2025 compared with $44.5 million, or $1.47 per diluted share, for the same period a year ago. The $10.4 million increase in net income was driven by a $24.0 million increase in net interest income and a $1.4 million increase in noninterest income, partially offset by a $9.0 million increase in credit loss expense, a $1.9 million increase in noninterest expense, and a $4.2 million increase in income tax expense. Credit loss expense for the nine months ended September 30, 2025 was $12.5 million compared with credit loss expense of $3.5 million for the nine months ended September 30, 2024.

Return on average assets and return on average stockholders’ equity for the three months ended September 30, 2025 were 1.12% and 10.69%, respectively, as compared with 0.79% and 7.55%, respectively, for the three months ended September 30, 2024. Return on average assets and return on average stockholders’ equity for the nine months ended September 30, 2025 were 0.95% and 9.04%, respectively, as compared with 0.79% and 7.65%, respectively, for the nine months ended September 30, 2024. The increase in both ratios, for the quarter to date and year to date comparisons presented, was driven by net income growth that was primarily due to an increase in net interest income.

Additional significant financial highlights include:

•
Loans receivable increased by $277.2 million, or 4.5%, to $6.46 billion as of September 30, 2025, compared with $6.18 billion as of December 31, 2024. The net increase was due to loan production of $1.2 billion, offset by payoffs, loan sales, prepayments, and other decreases of $1.0 billion.

•
Deposits were $6.77 billion at September 30, 2025 compared with $6.44 billion at December 31, 2024 as time deposits increased by $173.4 million, money market and savings accounts increased by $160.5 million, and demand deposits increased by $6.5 million.

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

	Three Months Ended
	September 30, 2025			September 30, 2024
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$6,304,435	$95,691	6.03%	$6,112,324	$92,182	6.00%
Securities (2)	985,888	6,592	2.70%	986,041	5,523	2.27%
FHLB stock	16,385	357	8.65%	16,385	356	8.65%
Interest-bearing deposits in other banks	239,993	2,586	4.27%	183,027	2,356	5.12%
Total interest-earning assets	7,546,701	105,226	5.54%	7,297,777	100,417	5.48%

Noninterest-earning assets:
Cash and due from banks	53,144			54,843
Allowance for credit losses	(67,851)			(67,906)
Other assets	252,039			251,421
Total assets	$7,784,033			$7,536,135

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$86,839	$38	0.17%	$83,647	$31	0.15%
Money market and savings	2,122,967	17,238	3.22%	1,885,799	17,863	3.77%
Time deposits	2,494,285	24,968	3.97%	2,427,737	29,259	4.79%
Total interest-bearing deposits	4,704,091	42,244	3.56%	4,397,183	47,153	4.27%
Borrowings	27,772	324	4.63%	143,479	1,561	4.33%
Subordinated debentures	130,766	1,579	4.83%	130,403	1,652	5.07%
Total interest-bearing liabilities	4,862,629	44,147	3.60%	4,671,065	50,366	4.29%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,960,331			1,908,833
Other liabilities	142,592			171,987
Stockholders’ equity	818,481			784,250
Total liabilities and stockholders’ equity	$7,784,033			$7,536,135

Net interest income		$61,079			$50,051

Cost of deposits (3)			2.51%			2.97%
Net interest spread (taxable equivalent basis) (4)			1.94%			1.19%
Net interest margin (taxable equivalent basis) (5)			3.22%			2.74%

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

	Three Months Ended
	September 30, 2025 vs September 30, 2024
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$3,641	$(132)	$3,509
Securities (2)	(1)	1,070	1,069
FHLB stock	—	1	1
Interest-bearing deposits in other banks	733	(503)	230
Total interest and dividend income	4,373	436	4,809

Interest expense:
Demand: interest-bearing	$1	$6	$7
Money market and savings	2,424	(3,049)	(625)
Time deposits	802	(5,093)	(4,291)
Borrowings	(1,259)	22	(1,237)
Subordinated debentures	5	(78)	(73)
Total interest expense	1,973	(8,192)	(6,219)
Change in net interest income	$2,400	$8,628	$11,028

(1)
Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)
Securities average yield is calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.

For the three months ended September 30, 2025 and 2024, net interest income was $61.1 million and $50.1 million, respectively. The increase of $11.0 million was primarily due to a $8.2 million rate driven decrease in interest expense and a $4.4 million volume driven increase in interest and dividend income. The increase in interest and dividend income for the three months ended September 30, 2025 from same period in 2024 was primarily due to increases in the average balance of loans and in the yield on securities. Additionally, $0.6 million of the increase in interest income was due to a recovery from a previously charged-off loan. The decrease in interest expense for the three months ended September 30, 2025 from the same period in 2024 was primarily due to decreases in deposit rates and a decrease in the average balance of borrowings, offset by an increase in the average balance of money market and savings deposits.

The net interest spread and net interest margin, on a taxable equivalent basis, for the quarter ended September 30, 2025, were 1.94% and 3.22%, respectively, compared with 1.19% and 2.74%, respectively, for the same period in 2024. Net interest margin for the quarter ended September 30, 2025 benefited by three basis points from the $0.6 million interest recovery.

The average balance of interest earning assets increased $248.9 million, or 3.4%, to $7.55 billion for the three months ended September 30, 2025, from $7.30 billion for the three months ended September 30, 2024. The average balance of loans increased $192.1 million, or 3.1%, to $6.30 billion for the three months ended September 30, 2025, from $6.11 billion for the three months ended September 30, 2024. The average balance of securities was $985.9 million and $986.0 million for the three months ended September 30, 2025 and 2024, respectively. The average balance of interest-bearing deposits at other banks increased $57.0 million, or 31.1%, to $240.0 million for the three months ended September 30, 2025, from $183.0 million for the three months ended September 30, 2024.

The average yield on interest-earning assets, on a taxable equivalent basis, increased six basis points to 5.54% for the three months ended September 30, 2025, from 5.48% for the three months ended September 30, 2024. The average yield on loans increased to 6.03% for the three months ended September 30, 2025, from 6.00% for the three months ended September 30, 2024. The average loan yield during the three months ended September 30, 2025 benefited by four basis points from the $0.6 million recovery. The average yield on securities, on a taxable equivalent basis, increased to 2.70% for the three months ended September 30, 2025, from 2.27% for the three months ended September 30, 2024. The increase in the average yield on securities was primarily due to the Company using the proceeds from lower-coupon maturing securities to reinvest into higher-coupon securities.

The average balance of interest-bearing liabilities increased $191.6 million, or 4.1%, to $4.86 billion for the three months ended September 30, 2025 compared with $4.67 billion for the three months ended September 30, 2024. The average balances of money market and savings accounts increased $237.2 million and the average balance of time deposits increased $66.5 million offset partially by decreases in borrowings of $115.7 million. The increase in average balances of money market and savings accounts was due to an increase in new commercial accounts. The decrease in the average balance of borrowings during the three months ended September 30, 2025 was due to the increase in the average balance on interest-bearing deposits.

The average cost of interest-bearing liabilities was 3.60% and 4.29% for the three months ended September 30, 2025 and 2024, respectively. The average cost of interest-bearing deposits decreased 71 basis points to 3.56% for the three months ended September 30, 2025, compared with 4.27% for the three months ended September 30, 2024. The average cost of time deposits decreased 82 basis points to 3.97% for the three months ended September 30, 2025 compared with 4.79% for the three months ended September 30, 2024. The average cost of money market and savings accounts decreased 55 basis points to 3.22% for the three months ended September 30, 2025 compared with 3.77% for the three months ended September 30, 2024. The decrease in the cost of deposits was primarily due to a decrease in market interest rates. The average cost of borrowings increased to 4.63% for the three months ended September 30, 2025 compared with 4.33% for the three months ended September 30, 2024, as lower-rate borrowings matured or were paid off.

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

	Nine Months Ended
	September 30, 2025			September 30, 2024
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$6,250,990	$279,168	5.97%	$6,113,214	$274,608	6.00%
Securities (2)	993,730	19,022	2.58%	978,439	15,717	2.17%
FHLB stock	16,385	1,071	8.74%	16,385	1,075	8.77%
Interest-bearing deposits in other banks	205,663	6,554	4.26%	188,290	7,270	5.16%
Total interest-earning assets	7,466,768	305,815	5.48%	7,296,328	298,670	5.47%

Noninterest-earning assets:
Cash and due from banks	53,596			56,217
Allowance for credit losses	(69,233)			(68,305)
Other assets	250,485			249,517
Total assets	$7,701,616			$7,533,757

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$82,533	$95	0.15%	$85,158	$92	0.14%
Money market and savings	2,090,118	51,016	3.26%	1,849,053	51,740	3.74%
Time deposits	2,425,309	73,616	4.06%	2,462,779	87,454	4.74%
Total interest-bearing deposits	4,597,960	124,727	3.63%	4,396,990	139,286	4.23%
Borrowings	88,561	3,032	4.58%	158,419	5,112	4.31%
Subordinated debentures	130,788	4,746	4.84%	130,244	4,948	5.06%
Total interest-bearing liabilities	4,817,309	132,505	3.68%	4,685,653	149,346	4.26%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,930,659			1,904,611
Other liabilities	142,425			166,372
Stockholders’ equity	811,223			777,121
Total liabilities and stockholders’ equity	$7,701,616			$7,533,757

Net interest income		$173,310			$149,324

Cost of deposits (3)			2.55%			2.95%
Net interest spread (taxable equivalent basis) (4)			1.80%			1.21%
Net interest margin (taxable equivalent basis) (5)			3.11%			2.74%

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

	Nine Months Ended
	September 30, 2025 vs September 30, 2024
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans receivable (1)	$7,060	$(2,500)	$4,560
Securities (2)	189	3,116	3,305
FHLB stock	(3)	(1)	(4)
Interest-bearing deposits in other banks	642	(1,358)	(716)
Total interest and dividend income	7,888	(743)	7,145

Interest expense:
Demand: interest-bearing	$(3)	$6	$3
Money market and savings	6,557	(7,281)	(724)
Time deposits	(1,650)	(12,188)	(13,838)
Borrowings	(2,271)	191	(2,080)
Subordinated debentures	2	(204)	(202)
Total interest expense	2,635	(19,476)	(16,841)
Change in net interest income	$5,253	$18,733	$23,986

(1)
Loans receivable include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans receivable are included in the average loans receivable balance.
(2)
Securities average yield is calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.

For the nine months ended September 30, 2025 and 2024, net interest income was $173.3 million and $149.3 million, respectively. The increase of $24.0 million was primarily due to a $19.5 million rate driven decrease in interest expense primarily due to decreases in deposit rates and a $7.9 million increase in interest income primarily due to an increase in the average balance of loans. The net interest spread and net interest margin, on a taxable equivalent basis, for the nine months ended September 30, 2025, were 1.80% and 3.11%, respectively, compared with 1.21% and 2.74%, respectively, for the same period in 2024. Interest and dividend income increased $7.1 million, or 2.4%, to $305.8 million for the nine months ended September 30, 2025 from $298.7 million for the same period in 2024. Interest expense decreased $16.8 million, or 11.3%, to $132.5 million for the nine months ended September 30, 2025 from $149.3 million for the same period in 2024 primarily due to decreases in deposit rates.

The net interest spread and net interest margin, on a taxable equivalent basis, for the nine months ended September 30, 2025, were 1.80% and 3.11%, respectively, compared with 1.21% and 2.74%, respectively, for the same period in 2024.

The average balance of interest earning assets increased $170.4 million, or 2.3%, to $7.47 billion for the nine months ended September 30, 2025, from $7.30 billion for the nine months ended September 30, 2024. The average balance of loans increased $137.8 million, or 2.3%, to $6.25 billion for the nine months ended September 30, 2025, from $6.11 billion for the nine months ended September 30, 2024. The average balance of securities was $993.7 million and $978.4 million for the nine months ended September 30, 2025 and 2024, respectively. The average balance of interest-bearing deposits at other banks increased $17.4 million, or 9.2%, to $205.7 million for the nine months ended September 30, 2025, from $188.3 million for the nine months ended September 30, 2024.

The average yield on interest-earning assets, on a taxable equivalent basis, increased one basis point to 5.48% for the nine months ended September 30, 2025, from 5.47% for the nine months ended September 30, 2024. The average yield on loans decreased to 5.97% for the nine months ended September 30, 2025, from 6.00% for the nine months ended September 30, 2024. The average yield on securities, on a taxable equivalent basis, increased to 2.58% for the nine months ended September 30, 2025, from 2.17% for the nine months ended September 30, 2024. The increase in the average yield on securities was primarily due to the Company using the proceeds from lower-coupon maturing securities to reinvest into higher-coupon securities.

The average balance of interest-bearing liabilities increased $131.7 million, or 2.8%, to $4.82 billion for the nine months ended September 30, 2025 compared with $4.69 billion for the nine months ended September 30, 2024 due to a $201.0 million increase in the average balance of interest-bearing deposits, partially offset by a $69.9 million decrease in the average balance of borrowings. The average balances of money market and savings accounts increased by $241.1 million while the average balance of time deposits decreased $37.5 million. The increase in average balances of money market and savings accounts was due to an increase in new commercial accounts. The decrease in the average balance of time deposits was due to the shift to money market and savings accounts as market rates decreased. The decrease in the average balance of borrowings was due to an increase in the average balance of interest-bearing deposits.

The average cost of interest-bearing liabilities was 3.68% and 4.26% for the nine months ended September 30, 2025 and 2024, respectively. The average cost of interest-bearing deposits decreased 60 basis points to 3.63% for the nine months ended September 30, 2025, compared with 4.23% for the nine months ended September 30, 2024. The average cost of time deposits decreased 68 basis points to 4.06% for the nine months ended September 30, 2025 compared with 4.74% for the nine months ended September 30, 2024. The average cost of money market and savings accounts decreased 48 basis points to 3.26% for the nine months ended September 30, 2025 compared with 3.74% for the nine months ended September 30, 2024. The decrease in the cost of deposits was primarily due to a decrease in market interest rates. The average cost of borrowings increased to 4.58% for the nine months ended September 30, 2025 compared with 4.31% for the nine months ended September 30, 2024, as lower-rate borrowings matured or were paid off.

Credit Loss Expense

For the third quarter of 2025, the Company recorded $2.1 million of credit loss expense, comprised of a $2.5 million provision for loan losses partially offset by a $0.4 million recovery recorded for off-balance sheet items. For the same period in 2024, the Company recorded $2.3 million of credit loss expense, comprised of a $2.3 million provision for loan losses, partially offset by a $26,000 recovery for off-balance sheet items.

For the nine months ended September 30, 2025, the Company recorded $12.5 million of credit loss expense, comprised of a $12.5 million provision for loan losses. For the same period in 2024, the Company recorded $3.5 million of credit loss expense, comprised of a $4.0 million provision for loan losses, partially offset by a $0.5 million recovery for off-balance sheet items. The $9.0 million increase in provision for loan losses was primarily the result of a $8.5 million increase in net charge-offs.

See also “Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)	Increase (Decrease)
	2025	2024	Amount	Percent
	(in thousands)
Service charges on deposit accounts	$2,160	$2,311	$(151)	(6.53)%
Trade finance and other service charges and fees	1,551	1,254	297	23.68
Servicing income	924	817	107	13.10
Bank-owned life insurance income	1,259	320	939	293.44
All other operating income	973	1,008	(35)	(3.47)
Service charges, fees & other	6,867	5,710	1,157	20.26
Gain on sale of SBA loans	1,857	1,544	313	20.27
Gain on sale of residential mortgage loans	1,156	324	832	256.79
Gain on sale of bank premises	—	860	(860)	(100.00)
Total noninterest income	$9,880	$8,438	$1,442	17.09%

For the three months ended September 30, 2025 and 2024, noninterest income was $9.9 million, an increase of $1.4 million compared to the third quarter of 2024. The increase was primarily due to a $0.9 million increase in bank-owned life insurance income as a result of death benefit claims in the third quarter of 2025, a $0.8 million increase in gain on sale of residential mortgage loans, a $0.3 million increase in trade finance and other service charges and fees and a $0.3 million increase in gain on sale of SBA loans. These increases were partially offset by a $0.9 million gain on sale of bank premises in the third quarter of 2024 that did not recur in 2025.

During the third quarter of 2025, the Company sold $67.8 million of residential mortgage loans, recognizing a net gain of $1.2 million and sold $32.6 million of SBA loans, recognizing a net gain of $1.9 million. During the third quarter of 2024, the Company sold $20.9 million of residential loans, recognizing a net gain of $0.3 million, and sold $23.0 million of SBA loans, recognizing a net gain of $1.5 million. Trade premiums on SBA loan sales were 6.95% and 8.54% for the three months ended

September 30, 2025 and 2024, respectively. Premiums on residential mortgage loan sales were 2.50% and 2.32% for the three months ended September 30, 2025 and 2024, respectively.

The following table sets forth the various components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)	Increase (Decrease)
	2025	2024	Amount	Percent
	(in thousands)
Service charges on deposit accounts	$6,546	$7,189	$(643)	(8.94)%
Trade finance and other service charges and fees	4,409	3,945	464	11.76
Servicing income	2,410	2,325	85	3.66
Bank-owned life insurance income	2,276	1,262	1,014	80.35
All other operating income	2,686	2,846	(160)	(5.62)
Service charges, fees & other	18,327	17,567	760	4.33
Gain on sale of SBA loans	6,018	4,669	1,349	28.89
Gain on sale of residential mortgage loans	1,331	1,132	199	17.58
Gain on sale of bank premises	—	860	(860)	(100.00)
Total noninterest income	$25,676	$24,228	$1,448	5.98%

For the nine months ended September 30, 2025 and 2024, noninterest income was $25.7 million and $24.2 million, respectively. The $1.3 million increase in gain on sale of SBA loans and $1.0 million increase in bank-owned life insurance income was offset by a $0.9 million decrease in gain on sale of bank premises and a $0.6 million decrease in service charges on deposit accounts. The increase in bank-owned life insurance income is due to a $1.0 million increases in death benefits. The decrease in gain on sale of bank premises was due to a $0.9 million gain on a branch sale in 2024 that did not recur in 2025. The decrease in service charges on deposit accounts was due to reductions in the number of transactions eligible for service charges.

During the nine months ended September 30, 2025, the Company sold $77.9 million of residential mortgage loans, recognizing a gain of $1.3 million, and sold $100.2 million of SBA loans, recognizing a net gain of $6.0 million. During the nine months ended September 30, 2024, the Company sold $70.0 million of residential loans, recognizing a net gain of $1.1 million, and sold $72.1 million of SBA loans, recognizing a net gain of $4.7 million. Trade premiums on SBA loans sales were 7.46% and 8.07% for the nine months ended September 30, 2025 and 2024, respectively. Premiums on residential mortgage loan sales were 2.43% and 2.21% for the nine months ended September 30, 2025 and 2024, respectively.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)	Increase (Decrease)
	2025	2024	Amount	Percent
	(in thousands)
Salaries and employee benefits	$22,163	$20,851	$1,312	6.29%
Occupancy and equipment	4,507	4,499	8	0.18
Data processing	3,860	3,839	21	0.55
Professional fees	1,978	1,492	486	32.57
Supplies and communications	423	538	(115)	(21.38)
Advertising and promotion	712	631	81	12.84
All other operating expenses	3,665	2,875	790	27.48
Subtotal	37,308	34,725	2,583	7.44
Other real estate owned (income) expense	17	77	(60)	N/M
Repossessed personal property expense	32	278	(246)	(88.49)
Total noninterest expense	$37,357	$35,080	$2,277	6.49%

For the three months ended September 30, 2025, noninterest expense was $37.4 million, an increase of $2.3 million, or 6.5%, compared with $35.1 million for the same period in 2024. The increase was mainly attributed to a $1.3 million increase in salaries and employee benefits, a $0.8 million increase in all other operating expenses, and a $0.5 million increase in professional fees, partially offset by a $0.2 million decrease in repossessed personal property expense and a $0.1 million decrease in supplies and communications. The increase in salaries and employee benefits was mainly attributed to increased wages, incentives and insurance benefit premiums. The increase in all other operating expenses was mainly due to a $0.8 million increase in loan and deposit-related expenses. The increase in professional fees was mainly attributed to a $0.5 million increase in legal fees and related expenses. The decrease in repossessed personal property expense was due to a decrease in losses on sale of repossessed equipment lease assets. The decrease in supplies and communication was due to one-time costs associated with branch closures in 2024 that did not recur in 2025.

The following table sets forth the components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)	Increase (Decrease)
	2025	2024	Amount	Percent
	(in thousands)
Salaries and employee benefits	$65,204	$62,870	$2,334	3.71%
Occupancy and equipment	13,301	13,342	(41)	(0.31)
Data processing	11,374	11,076	298	2.69
Professional fees	5,171	5,134	37	0.72
Supplies and communications	1,455	1,710	(255)	(14.91)
Advertising and promotion	2,094	2,207	(113)	(5.12)
All other operating expenses	10,409	9,326	1,083	11.61
Subtotal	109,008	105,665	3,343	3.16
Branch consolidation expense	—	301	(301)	N/M
Other real estate owned (income) expense	(403)	105	(508)	N/M
Repossessed personal property expense	84	729	(645)	(88.48)
Total noninterest expense	$108,689	$106,800	$1,889	1.77%

For the nine months ended September 30, 2025, noninterest expense was $108.7 million, an increase of $1.9 million, or 1.8%, compared with $106.8 million for the same period in 2024. The increase was mainly attributed to a $2.3 million increase in salaries and employee benefits and a $0.3 million increase in data processing, partially offset by a $0.6 million decrease in repossessed personal property expense, and a $0.3 million decrease in supplies and communications. The increase in salaries and employee benefits was primarily due to an increase in annual merit raises and promotions. The increase in data processing was mainly due to an increase in software licenses and related costs. The decrease in repossessed personal property expense was due to a decrease in loss on sale of repossessed equipment lease assets. The decrease in other-real-estate-owned (income) expense was due to a $0.6 million gain on a sale of an other-real-estate-owned property in the second quarter of 2025. The decreases in branch consolidation expense and supplies and communications were due to costs associated with branch closures in 2024 that did not recur in 2025.

Income Tax Expense

Income tax expense was $9.4 million and $6.2 million, representing an effective income tax rate of 29.9% and 29.5% for the three months ended September 30, 2025 and 2024, respectively. Income tax expense was $23.0 million and $18.8 million, representing an effective income tax rate of 29.5% and 29.7% for the nine months ended September 30, 2025 and 2024, respectively.

Financial Condition

Securities

As of September 30, 2025, our securities portfolio, which is all available for sale, consisted of U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and debt securities, tax-exempt municipal bonds and U.S. Treasury securities. Most of these securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10% of stockholders’ equity as of September 30, 2025 or December 31, 2024.

Securities decreased $1.1 million to $904.7 million at September 30, 2025 from $905.8 million at December 31, 2024, mainly attributed to $169.5 million in payments and maturities, partially offset by $139.3 million in securities purchases and a decrease in unrealized losses on securities, net of tax, of $22.3 million during the nine months ended September 30, 2025.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their cost weighted average yield, which is calculated using amortized cost as the weight, as of September 30, 2025:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$102,887	4.13%	$29,084	3.67%	$—	0.00%	$—	0.00%	$131,971	4.03%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	—	2,194	3.34	128,570	1.57	288,249	2.08	419,013	1.93
Mortgage-backed securities - commercial	1,471	0.76	3,193	3.46	—	—	68,202	2.48	72,866	2.49
Collateralized mortgage obligations	—	—	68	1.32	1,302	1.05	197,878	4.36	199,248	4.34
Debt securities	42,497	1.50	31,469	1.94	—	—	—	—	73,966	1.69
Total U.S. government agency and sponsored agency obligations	43,968	1.48	36,924	2.15	129,872	1.56	554,329	2.94	765,093	2.59
Municipal bonds-tax exempt	—	—	—	—	68,535	1.33	6,766	1.40	75,301	1.34
Total securities available for sale	$146,855	3.33%	$66,008	2.82%	$198,407	1.49%	$561,095	2.92%	$972,365	2.68%

Loans Receivable

As of September 30, 2025 and December 31, 2024, loans receivable (excluding loans held for sale), net of deferred loan fees and costs, discounts and allowance for credit losses, were $6.46 billion and $6.18 billion, respectively. The increase of $277.2 million was primarily due to $1.2 billion in new loan production, offset partially by $565.2 million in loan sales and payoffs, and amortization and other reductions of $403.8 million. Loan production consisted of commercial real estate loans of $435.4 million, residential mortgages of $242.0 million, commercial and industrial loans of $307.2 million, equipment financing agreements of $114.6 million and SBA loans of $147.0 million.

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses as of September 30, 2025. In addition, the table shows the distribution of such loans between those with variable interest rates (including floating, adjustable and hybrids) and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$208,230	$309,137	$379,195	$130,105	$79,771	$1,106,438
Hospitality	101,258	363,384	305,621	37,066	15,704	823,033
Office	236,575	237,840	38,994	9,872	9,750	533,031
Other	404,455	463,826	480,404	94,506	39,635	1,482,826
Total commercial property loans	950,518	1,374,187	1,204,214	271,549	144,860	3,945,328
Construction	65,966	3,997	—	—	—	69,963
Residential	6,670	—	268	5,966	1,030,673	1,043,577
Total real estate loans	1,023,154	1,378,184	1,204,482	277,515	1,175,533	5,058,868
Commercial and industrial loans	419,830	198,565	221,073	213,054	—	1,052,522
Equipment financing agreements	33,321	211,303	158,873	13,372	—	416,869
Loans receivable	$1,476,305	$1,788,052	$1,584,428	$503,941	$1,175,533	$6,528,259
Loans with predetermined interest rates	848,350	1,092,873	577,714	25,119	267,671	2,811,727
Loans with variable interest rates	627,955	695,179	1,006,714	478,822	907,862	3,716,532

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with fixed or predetermined interest rates, as of September 30, 2025.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$181,687	$212,149	$176,651	$101	$472	$571,060
Hospitality	88,863	218,899	42,324	—	399	350,485
Office	117,904	199,184	15,893	—	—	332,981
Other	287,508	248,388	169,878	5,519	3,206	714,499
Total commercial property loans	675,962	878,620	404,746	5,620	4,077	1,969,025
Construction	—	—	—	—	—	—
Residential	1,445	—	10	2,789	263,594	267,838
Total real estate loans	677,407	878,620	404,756	8,409	267,671	2,236,863
Commercial and industrial loans	137,622	2,950	14,085	3,338	—	157,995
Equipment financing agreements	33,321	211,303	158,873	13,372	—	416,869
Loans receivable	$848,350	$1,092,873	$577,714	$25,119	$267,671	$2,811,727

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with variable interest rates (including floating, adjustable and hybrids), as of September 30, 2025.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$26,543	$96,988	$202,544	$130,004	$79,299	$535,378
Hospitality	12,395	144,485	263,297	37,067	15,305	472,549
Office	118,670	38,656	23,101	9,872	9,751	200,050
Other	116,947	215,438	310,526	88,987	36,428	768,326
Total commercial property loans	274,555	495,567	799,468	265,930	140,783	1,976,303
Construction	65,966	3,997	—	—	—	69,963
Residential	5,226	—	258	3,176	767,079	775,739
Total real estate loans	345,747	499,564	799,726	269,106	907,862	2,822,005
Commercial and industrial loans	282,208	195,615	206,988	209,716	—	894,527
Loans receivable	$627,955	$695,179	$1,006,714	$478,822	$907,862	$3,716,532

Industry

As of September 30, 2025, the loan portfolio included the following concentrations of loan types to borrowers in industries that represented greater than 10.0% of loans receivable outstanding:

		Percentage of
	Balance as of	Loans Receivable
	September 30, 2025	Outstanding
	(in thousands)
Lessor of nonresidential buildings	$1,598,682	24.5%
Hospitality	822,248	12.6%

Loan Quality Indicators

Loans 30 to 89 days past due and still accruing were $11.6 million at September 30, 2025, compared with $18.5 million at December 31, 2024.

Criticized loans include special mention and classified loans. Activity in criticized loans was as follows for the periods indicated:

	Special Mention	Classified
	(in thousands)
Three months ended September 30, 2025
Balance at beginning of period	$12,700	$33,857
Additions	4,277	7,078
Reductions	(202)	(12,346)
Ending balance	$16,775	$28,589

Three months ended September 30, 2024
Balance at beginning of period	$36,922	$33,946
Additions	129,744	34,605
Reductions	(35,090)	(40,174)
Ending balance	$131,576	$28,377

	Special Mention	Classified
	(in thousands)
Nine months ended September 30, 2025
Balance at beginning of period	$139,613	$25,683
Additions	4,724	38,016
Reductions	(127,562)	(35,110)
Ending balance	$16,775	$28,589

Nine months ended September 30, 2024
Balance at beginning of period	$65,315	$31,367
Additions	130,002	46,984
Reductions	(63,741)	(49,974)
Ending balance	$131,576	$28,377

Special mention loans increased $4.1 million during the third quarter of 2025. The increase in special mention loans included downgrades of $4.3 million, partially offset by amortization and paydowns of $0.2 million.

Special mention loans were $16.8 million and $139.6 million at September 30, 2025 and December 31, 2024, respectively. The $122.8 million decrease in the first nine months of 2025 reflected loan upgrades of $105.8 million on a commercial and industrial loan during the first quarter and two commercial real estate loans during the second quarter, paydowns of $20.0 million and amortization of $1.7 million, offset by downgrades of $4.7 million.

Classified loans decreased $5.3 million during the third quarter of 2025. The decrease included a $2.0 million transfer to other-real-estate owned, $2.4 million of equipment financing charge-offs, $1.2 million of amortization and paydowns, $3.8 million of loan upgrades and $2.8 million of payoffs, offset by $7.1 million in additions. Additions included newly classified equipment financing agreements of $3.1 million and loan downgrades of $4.0 million.

Classified loans were $28.6 million and $25.7 million at September 30, 2025 and December 31, 2024, respectively. The $2.9 million increase in classified loans for the nine months ended September 30, 2025 resulted from $29.2 million of loan downgrades and $8.9 million of additions to classified loans. The loan downgrades were primarily the result of a $20.0 million commercial real estate office loan designated as nonaccrual during the first quarter of 2025. Additions were offset by $17.2 million of charge-offs, including an $8.6 million charge-off during the second quarter of 2025 of an office loan and $8.0 million of equipment financing charge-offs, $8.1 million of upgrades, $3.8 million of amortization and paydowns and $4.1 million of payoffs and a $2.0 million transfer to other-real-estate-owned.

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

Except for nonaccrual loans, management is not aware of any other loans as of September 30, 2025 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in a loan being designated as nonperforming at some future date.

Nonaccrual loans were $19.4 million and $14.3 million as of September 30, 2025 and December 31, 2024, respectively, representing an increase of $5.1 million, or 35.7%. As of September 30, 2025 and December 31, 2024, 1.62% and 1.81% of equipment financing agreements were on nonaccrual status, respectively. At September 30, 2025, there were no loans 90 days or more past due and still accruing interest. At December 31, 2024, all loans 90 days or more past due were classified as nonaccrual.

The $19.4 million of nonperforming loans as of September 30, 2025 had individually evaluated allowances of $4.4 million, compared with $14.3 million of nonperforming loans with individually evaluated allowances of $6.2 million as of December 31, 2024.

Nonperforming assets were $21.4 million at September 30, 2025, or 0.27% of total assets, compared with $14.4 million, or 0.19%, at December 31, 2024. Additionally, not included in nonperforming assets were repossessed personal property assets associated with equipment finance agreements of $0.4 million and $0.6 million at September 30, 2025 and December 31, 2024, respectively.

Individually Evaluated Loans

The Company reviews loans on an individual basis when the loan does not share similar risk characteristics with loan pools. Individually evaluated loans are measured for expected credit losses based on the present value of expected cash flows discounted at the effective interest rate, the observable market price, or the fair value of collateral.

Individually evaluated loans were $19.4 million and $14.3 million as of September 30, 2025 and December 31, 2024, respectively, representing an increase of $5.1 million, or 35.7%. Specific allowances associated with individually evaluated loans decreased $1.8 million to $4.4 million as of September 30, 2025 compared with $6.2 million as of December 31, 2024, due to increased charge-offs, offset by new specific allowances on individually evaluated loans.

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

No loans were modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2025 and 2024, there were no payment defaults on loans modified within the preceding 12 months.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

Effective January 1, 2025, the Company changed its methodology for estimating expected credit losses on its loan portfolio. The Company’s estimate of the allowance for credit losses at September 30, 2025 and December 31, 2024 reflected losses expected over the remaining contractual life of assets based on historical, current, and forward-looking information. The contractual term does not consider extensions, renewals or modifications.

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

The following table reflects our allocation of the allowance for credit losses by loan category as well as the amount of loans in each loan category, including related percentages:

	September 30, 2025				December 31, 2024
	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans	Allowance Amount	Percentage of Total Allowance	Total Loans	Percentage of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$10,207	14.6%	$1,106,438	16.9%	$10,171	14.5%	$1,068,978	17.1%
Hospitality	8,183	11.7	823,033	12.6	15,302	21.8	848,134	13.6
Office	6,272	9.0	533,031	8.2	3,935	5.6	568,861	9.1
Other	14,520	20.8	1,482,826	22.7	8,243	11.8	1,385,051	22.2
Total commercial property loans	39,182	56.1	3,945,328	60.4	37,651	53.7	3,871,024	62.0
Construction	1,021	1.5	69,963	1.1	1,664	2.4	78,598	1.3
Residential	11,270	16.2	1,043,577	16.0	5,784	8.2	951,302	15.2
Total real estate loans	51,473	73.8	5,058,868	77.5	45,099	64.3	4,900,924	78.5
Commercial and industrial loans	7,302	10.5	1,052,522	16.1	10,006	14.3	863,431	13.8
Equipment financing agreements	11,006	15.7	416,869	6.4	15,042	21.4	487,022	7.7
Total	$69,781	100.0%	$6,528,259	100.0%	$70,147	100.0%	$6,251,377	100.0%

The following table sets forth certain ratios related to our allowance for credit losses at the dates presented:

	As of
	September 30, 2025	December 31, 2024
	(dollars in thousands)
Ratios:
Allowance for credit losses to loans receivable	1.07%	1.12%
Nonaccrual loans to loans	0.30%	0.23%
Allowance for credit losses to nonaccrual loans	360.31%	491.50%

Balance:
Nonaccrual loans at end of period	$19,367	$14,272
Nonperforming loans at end of period	$19,367	$14,272

The allowance for credit losses was $69.8 million and $70.1 million at September 30, 2025 and December 31, 2024, respectively. The allowance attributed to individually evaluated loans was $4.5 million and $6.2 million as of September 30, 2025 and December 31, 2024, respectively. The allowance attributed to collectively evaluated loans was $65.3 million and $64.0 million as of September 30, 2025 and December 31, 2024, respectively.

As of both September 30, 2025 and December 31, 2024, the allowance for credit losses related to off-balance sheet items, primarily unfunded loan commitments, was $2.1 million. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality, prevailing economic conditions and economic forecasts, we believe these allowances were adequate for current expected lifetime losses in the loan portfolio and off-balance sheet exposure as of September 30, 2025.

The following table presents a summary of gross charge-offs and recoveries for the loan portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Gross charge-offs	$(2,625)	$(3,800)	$(18,192)	$(8,262)
Gross recoveries	3,107	2,924	5,363	3,999
Net (charge-offs) recoveries	$482	$(876)	$(12,829)	$(4,263)

For the three months ended September 30, 2025, gross charge-offs decreased $1.2 million from the same period in 2024. Gross recoveries for the three months ended September 30, 2025 increased $0.2 million from the same period in 2024. Gross charge-offs for the three months ended September 30, 2025 primarily consisted of $2.4 million of equipment financing agreements charge-offs. Gross charge-offs for the three months ended September 30, 2024 primarily consisted of a $1.1 million charge-off on a construction loan, $2.5 million of equipment financing charge-offs and commercial and industrial charge-offs of $0.2 million. Gross recoveries for the three months ended September 30, 2025 primarily consisted of a $2.0 million recovery on a commercial loan and $0.8 million of recoveries on equipment financing agreements. Proceeds received on the commercial loan totaled $2.6 million, representing the $2.0 million recovery and $0.6 million recognized as interest income. Gross recoveries for the three months ended September 30, 2024 primarily consisted of a $1.7 million recovery on a commercial loan, $0.7 million in recoveries on real estate loans and $0.5 million in recoveries on equipment financing agreements.

For the nine months ended September 30, 2025, gross charge-offs increased $9.9 million from the same period in 2024. Gross recoveries for the nine months ended September 30, 2025 increased $1.4 million from the same period in 2024. Gross charge-offs for the nine months ended September 30, 2025 primarily consisted of an $8.6 million charge-off on a commercial real estate loan designated as nonaccrual in the first quarter of 2025 and $8.1 million of equipment financing agreements charge-offs. Gross charge-offs for the nine months ended September 30, 2024 primarily consisted of $6.6 million of equipment financing agreements charge-offs. Gross recoveries for the nine months ended September 30, 2025 primarily consisted of $2.2 million of recoveries on equipment financing agreements and $2.3 million of recoveries on commercial loans. Gross recoveries for the nine months ended September 30, 2024 primarily consisted of $1.7 million of recoveries on a commercial loan and $1.8 million of recoveries on equipment financing agreements.

The following table presents a summary of net (charge-offs) recoveries for the loan portfolio:

	Three Months Ended			Nine Months Ended
	Average Loans	Net (Charge-Offs) Recoveries	Net (Charge-Offs) Recoveries to Average Loans (1)	Average Loans	Net (Charge-Offs) Recoveries	Net (Charge-Offs) Recoveries to Average Loans (1)
	(dollars in thousands)			(dollars in thousands)
September 30, 2025
Commercial real estate loans	$3,934,476	$(8,422)	(0.86)%	$3,950,295	$(8,169)	(0.28)%
Residential loans	1,029,213	8,355	3.25	998,521	(65)	(0.01)
Commercial and industrial loans	904,019	2,105	0.93	840,404	1,306	0.21
Equipment financing agreements	436,727	(1,556)	(1.43)	461,770	(5,901)	(1.70)
Total	$6,304,435	$482	0.03%	$6,250,990	$(12,829)	(0.27)%

September 30, 2024
Commercial real estate loans	$3,885,328	$—	—%	$3,871,570	$—	—%
Residential loans	949,709	(404)	(0.17)	964,754	(386)	(0.05)
Commercial and industrial loans	753,578	1,489	0.79	729,491	1,465	0.27
Equipment financing agreements	523,721	(1,961)	(1.50)	547,403	(5,342)	(1.30)
Total	$6,112,336	$(876)	(0.06)%	$6,113,218	$(4,263)	(0.09)%
(1)
Annualized

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	September 30, 2025		December 31, 2024
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$2,087,132	30.8%	$2,096,634	32.6%
Interest-bearing:
Demand	86,834	1.3	80,323	1.2
Money market and savings	2,094,028	31.0	1,933,535	30.0
Uninsured amount of time deposits more than $250,000:
Three months or less	238,345	3.5	225,015	3.5
Over three months through six months	296,223	4.4	219,304	3.4
Over six months through twelve months	223,830	3.3	202,966	3.2
Over twelve months	480	0.0	14	—
All other insured time deposits	1,739,767	25.7	1,677,985	26.1
Total deposits	$6,766,639	100.0%	$6,435,776	100.0%

Total deposits were $6.77 billion and $6.44 billion as of September 30, 2025 and December 31, 2024, respectively, representing an increase of $330.9 million, or 5.1%. The increase in deposits was primarily driven by a $160.5 million increase in money market and savings deposits and a $173.4 million increase in time deposits as a result of new commercial accounts and branch openings during the first nine months of 2025. At September 30, 2025, the loan-to-deposit ratio was 96.5% compared with 97.1% at December 31, 2024.

As of September 30, 2025, the aggregate amount of uninsured deposit accounts (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.98 billion. For time deposits, the aggregate amount exceeding the insurance limit was $758.9 million. For demand money market and savings accounts, the aggregate amount exceeding the insurance limit was $2.22 billion. At September 30, 2025, $1.35 billion of total uninsured deposits were in accounts with balances of $5.0 million or more. As of December 31, 2024, the aggregate amount of uninsured deposits was $2.72 billion. The aggregate amount of uninsured time deposits was $647.3 million. For demand, money market and savings accounts, the aggregate amount of uninsured deposits was $2.07 billion. At December 31, 2024, $1.21 billion of total uninsured deposits were in accounts with balances of $5.0 million or more.

Borrowings and Subordinated Debentures

The Bank’s wholesale funds have historically consisted of FHLB advances, brokered deposits as well as State of California time deposits. As of September 30, 2025 and December 31, 2024, the Bank had $62.5 million and $262.5 million of FHLB advances, and $88.5 million and $60.7 million of brokered deposits, respectively. The Bank had $150.0 million and $120.0 million of State of California time deposits, as of September 30, 2025 and December 31, 2024, respectively.

The Bank maintains a secured credit facility with the FHLB, allowing for advances on an open basis (no maturity) or a term basis ranging from overnight or longer. At September 30, 2025, the Bank had no open advances, $12.5 million of term advances and $50.0 million of overnight advances with the FHLB. At December 31, 2024, the Bank had $225.0 million of open advances, $37.5 million of term advances and no overnight advances with the FHLB.

The weighted-average interest rate of all FHLB advances at September 30, 2025 and December 31, 2024 was 4.56% and 4.75%, respectively.

The FHLB maximum amount outstanding at any month end during each of the year-to-date periods ended September 30, 2025 and December 31, 2024 was $152.5 million and $350.0 million, respectively.

The following is a summary of contractual maturities of FHLB advances greater than twelve months:

	September 30, 2025		December 31, 2024
FHLB of San Francisco	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Advances due over 12 months through 24 months	$—	—%	$37,500	4.58%
Outstanding advances over 12 months	$—	—%	$37,500	4.58%

Subordinated debentures were $130.3 million and $130.6 million as of September 30, 2025 and December 31, 2024, respectively. Subordinated debentures are comprised of fixed-to-floating subordinated notes of $108.7 million and $108.5 million as of September 30, 2025 and December 31, 2024, respectively, and junior subordinated deferrable interest debentures of $21.6 million and $22.1 million as of September 30, 2025 and December 31, 2024, respectively. See “Note 8 – Borrowings and Subordinated Debentures” to the consolidated financial statements for more details.

Stockholders' Equity

Stockholders’ equity was $779.6 million and $732.2 million as of September 30, 2025 and December 31, 2024, respectively. Net income, net of $24.5 million of dividends paid, added $30.3 million to stockholders' equity for the period, as did $2.7 million of share-based compensation, a $22.3 million decrease in unrealized after-tax losses on securities available for sale and a $0.5 million decrease in unrealized after-tax losses on cash flow hedges due to changes in interest rates. These increases were offset by the $7.4 million cost of stock repurchases as the Company repurchased 319,698 shares of common stock during the period at an average share price of $23.26. At September 30, 2025, 980,802 shares remain under the Company's share repurchase program.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below) as of September 30, 2025. The Company compares this stress simulation to policy limits, which specify the maximum tolerance level for net interest income exposure over a 1- to 12-month and a 13- to 24- month horizon, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest	Dollar	Percentage	Dollar	Percentage
Rates (Basis Points)	Change	Change	Change	Change
	(dollars in thousands)
300	$26,426	9.51%	$53,663	17.30%
200	$17,914	6.45%	$36,188	11.67%
100	$10,580	3.81%	$20,386	6.57%
(100)	$(10,220)	(3.68%)	$(21,792)	(7.03%)
(200)	$(18,875)	(6.79%)	$(44,006)	(14.19%)
(300)	$(25,344)	(9.12%)	$(65,713)	(21.19%)

	Economic Value of Equity (EVE)
Change in Interest	Dollar	Percentage
Rates (Basis Points)	Change	Change
	(dollars in thousands)
300	$86,170	9.85%
200	$66,070	7.55%
100	$46,566	5.32%
(100)	$(59,073)	(6.75%)
(200)	$(135,641)	(15.50%)
(300)	$(224,781)	(25.69%)

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

The key assumptions, based upon loans receivable, securities and deposits, are as follows:

Conditional prepayment rates*:
Loans receivable	11%
Securities	6%
Deposit rate betas*:
NOW, savings, money market demand	48%
Time deposits, retail and wholesale	76%

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

The Company’s ability to pay dividends to stockholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to stockholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the California Department of Financial Protection and Innovation (“DFPI”), in an amount not exceeding the greater of: (1) retained earnings of the Bank; (2) net income of the Bank for its last fiscal year; or (3) the net income of the Bank for its current fiscal year. The Company paid dividends of $24.5 million ($0.81 per share) for the nine months ended September 30, 2025 and $30.4 million ($1.00 per share) for the year ended December 31, 2024. As of October 1, 2025, the Bank has the ability to pay dividends of approximately $68.1 million, after giving effect to the $0.27 per share dividend declared on October, 24, 2025, for the fourth quarter of 2025, without the prior approval of the Commissioner of the DFPI.

At September 30, 2025, the Bank’s total risk-based capital ratio of 14.28%, Tier 1 risk-based capital ratio of 13.20%, common equity Tier 1 capital ratio of 13.20% and Tier 1 leverage capital ratio of 11.46% placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00%, Tier 1 risk-based capital ratio equal to or greater than 8.00%, common equity Tier 1 capital ratios equal to or greater than 6.50%, and Tier 1 leverage capital ratio equal to or greater than 5.00%.

At September 30, 2025, the Company's total risk-based capital ratio was 15.05%, Tier 1 risk-based capital ratio was 12.33%, common equity Tier 1 capital ratio was 12.00% and Tier 1 leverage capital ratio was 10.64%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

SBA lending is a meaningful component of our non-interest income. Our SBA lending program is dependent upon the U.S. federal government, and, therefore this income will be negatively impacted by a prolonged shutdown. The gain on the sale of SBA loans provides a meaningful portion of our non-interest income. Our SBA lending program is dependent upon the U.S. federal government. We are designated by the SBA as a Preferred Lender. As an SBA Preferred Lender, we are able to offer SBA loans to our customers without the potentially lengthy SBA approval process for application, servicing or liquidation actions required for lenders that are not SBA Preferred Lenders. Any prolonged government shutdown could, among other things, impede our ability to sell SBA loans in the secondary market, which could adversely affect our business, consolidated financial condition and consolidated results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On April 25, 2024, the Company announced that the Board of Directors has adopted a stock repurchase program under which the Company may repurchase up to 5% of its outstanding shares, or approximately 1.5 million shares of its common stock. As of September 30, 2025, 980,802 shares remained available for future purchases under that stock repurchase program. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2025:

Purchase Date:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
July 1, 2025 - July 31, 2025	$23.30	59,881	1,120,619
August 1, 2025 - August 31, 2025	23.00	101,019	1,019,600
September 1, 2025 - September 30, 2025	24.83	38,798	980,802
Total	$23.45	199,698	980,802

The Company acquired 1,118 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through the vesting of Company stock awards during the three months ended September 30, 2025. Shares withheld to pay income taxes upon the vesting of stock awards are repurchased pursuant to the terms of the applicable plan and not under the Company's repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Hanmi securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Change in Control Agreements

On November 6, 2025, the Company and the Bank entered into a change in control agreement with each of Anthony Kim, Senior Executive Vice President and Chief Banking Officer of the Company and the Bank, Matthew Fuhr, Executive Vice President and Chief Credit Officer of the Company and the Bank, and Michael Du, Executive Vice President and Chief Risk Officer of the Company and the Bank (the “Executives”) (collectively, the “CIC Agreements”). The initial term of the CIC Agreements is for 24 months. Commencing on January 1, 2026, and each subsequent January 1st, the term of the CIC Agreements will renew for 24 months so that the remaining term will be 24 months from such January 1st renewal date, unless either party provides notice of non-renewal of the term at least 60 days before such January 1st renewal date.

If, during the term of the CIC Agreements and within two years following a change in control, an Executive’s employment is terminated by the Company or the Bank for a reason other than cause, disability, or death or by the Executive for good reason (collectively, a “Qualifying Termination”), then the Company or the Bank will pay the Executive in a lump sum in cash within ten days after the date of termination the sum of the following amounts: (a) the Executive’s earned but unpaid base salary through the date of termination; (b) the Executive’s annual cash incentive to be paid at: (i) target for the fiscal year in which the date of termination occurs (or for the prior fiscal year if the incentive opportunity has not yet been determined), pro-rated through the date of termination or, (ii) if greater, the Executive’s annual incentive at target in effect immediately before the change in control, pro-rated through the date of termination; (c) all other benefits due to the Executive under the Bank’s and the Company’s compensation and benefits plans; (d) a cash severance payment equal to two times the sum of (i) the Executive’s base salary (or if greater, the Executive’s base salary prior to the change in control), and (ii) the greater of the Executive’s (a) average annual cash incentive earned in the prior three consecutive calendar years, or (b) the annual cash incentive that would be paid or payable to the Executive at target for the fiscal year in which the date of termination occurs (or for the prior fiscal year if the incentive opportunity has not yet been determined), as if the Executive and the Bank were to satisfy all performance-related conditions. Further, if the Executive timely elects to continue health insurance coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), the Bank will pay directly or, at its election, reimburse the Executive for the cost of such COBRA premiums for a period of up to 18 months.

In addition, the Executive’s time-based equity awards will fully vest as of the date of such change in control and the Executive’s performance-based equity awards will be treated in accordance with the terms of the plan document and applicable award agreement governing such performance-based equity award. The CIC Agreements include a “best net benefit” provision, that provides that if an excise tax under Sections 280G and 4999 of the Internal Revenue Code would be assessed on the payments or other benefits received under the CIC Agreement in connection with a change in control, the Executive will either (1) receive all the payments and benefits to which the Executive is entitled under the agreement, subject to the excise tax; or (2) have such payments and benefits reduced by the minimum amount necessary so that excise tax will not apply, if such reduction would result in a greater net after-tax benefit to the Executive.

The foregoing description of the Change in Control Agreements do not purport to be complete and it is qualified in its entirety by reference to copies of the Change in Control Agreements that are included as Exhibits 10.1, 10.2 and 10.3 to this Quarterly Report on Form 10-Q and incorporated by reference into this Item 5.

Item 6. Exhibits

Exhibit Number	Document

10.1	Change in Control Agreement, dated November 6, 2025, by and among Hanmi Financial Corporation, Hanmi Bank and Michael Du.

10.2	Change in Control Agreement, dated November 6, 2025, by and among Hanmi Financial Corporation, Hanmi Bank and Mathew Fuhr.

10.3	Change in Control Agreement, dated November 6, 2025, by and among Hanmi Financial Corporation, Hanmi Bank and Anthony Kim.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL

* Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	November 7, 2025	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2025	By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)