Form 10-K
period 2025-12-31
HANMI FINANCIAL CORP
filed 2026-02-27
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $479,841,764. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.

Number of shares of common stock of the Registrant outstanding as of February 20, 2026 was 29,892,589 shares.

Documents Incorporated By Reference Herein: Sections of the Registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2025, are incorporated by reference into Part III of this report (or information will be provided by amendment to this Form 10-K), as noted therein.

Hanmi Financial Corporation

Annual Report on Form 10-K for the Fiscal Year ended December 31, 2025

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, strategies, outlook, needs, plans, objectives or achievements to differ from those expressed or implied by the forward-looking statements. These factors include: failure to maintain adequate levels of capital and liquidity to support our operations; general economic and business conditions internationally, nationally and in those areas in which we operate, including risks associated with a potential return of recessionary conditions; volatility and deterioration in the credit and equity markets; changes in consumer spending, borrowing and savings habits; availability of capital; demographic changes; competition for loans and deposits and failure to attract or retain loans and deposits; inflation and fluctuations in interest rates and a decline in the level of our interest rate spread or net interest margin, reduce our margins and yields, the fair value of financial instruments, the level of loan originations or prepayments on loans we have made and make, the level of loan sales and the cost we pay to retain and attract deposits and secure other types of funding; our ability to enter new markets successfully and capitalize on growth opportunities; the current or anticipated impact of military conflict, terrorism or other geopolitical events; the effect of potential future supervisory action against us or Hanmi Bank and our ability to address any issues raised in our regulatory exams; risks associated with natural disasters; legal proceedings and litigation brought against us; a failure in or breach of our operational or security systems or infrastructure, including cyber-attacks; the failure to maintain current technologies; risks associated with Small Business Administration (“SBA”) loans; failure to attract or retain key employees; our ability to access cost-effective funding; the imposition of tariffs or other domestic or international governmental polices and any retaliatory responses; the impact of a potential federal government shutdown, which will impact on our ability to effect sales of SBA loans; changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio; fluctuations in real estate values; changes in accounting policies and practices; changes in governmental regulation, including, but not limited to, any increase in Federal Deposit Insurance Corporation (the “FDIC”) insurance premiums, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the "Federal Reserve"); the ability of Hanmi Bank to make distributions to Hanmi Financial Corporation, which is restricted by certain factors, including Hanmi Bank’s retained earnings, net income, prior distributions made, and certain other financial tests; strategic transactions we may enter into, including the costs associated with the evaluation of any strategic opportunities and the overall effects of any acquisitions or dispositions we may make; the adequacy of and changes in the economic assumptions and methodology for computing the allowance for credit losses (“ACL”); changes in the quality of our loan and securities portfolios and the effect of credit quality on our credit loss expense and allowance for credit losses; changes in the financial performance and/or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other terms of credit agreements; our ability to control expenses; cyber security and fraud risks against our information technology and those of our third-party providers and vendors; and our inability to successfully implement future information technology enhancements. For additional information concerning risks we face, see “Item 1A. Risk Factors” in Part I of this Report.

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

The Bank’s revenues are derived primarily from interest and fees on loans, interest and dividends on securities and other interest-earning assets, service charges and fees on deposit accounts and sales of SBA and mortgage loans.

A summary of revenues for the periods indicated follows:

	Year Ended December 31,
	2025		2024		2023
	(dollars in thousands)
Interest and fees on loans	$375,760	84.5%	$366,153	85.2%	$339,811	84.3%
Interest and dividends on securities	26,778	6.0	23,019	5.3	18,167	4.5
Other interest income	8,390	1.9	9,611	2.2	11,350	2.8
Service charges, fees and other income	24,254	5.4	24,004	5.6	30,349	7.5
Gain on sale of SBA loans	7,808	1.8	6,112	1.4	5,701	1.4
Gain on sale of residential mortgage loans	1,913	0.4	1,469	0.3	—	0.0
Subtotal	444,903	100.0	430,368	100.0	405,378	100.5
Net loss on sale of securities	—	—	—	—	(1,871)	(0.5)
Total revenues	$444,903	100.0%	$430,368	100.0%	$403,507	100.0%

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

The following provides the composition of our loan portfolio at the dates indicated:

	December 31,
	2025	2024
Real estate loans:
Commercial property
Investor (nonowner- occupied) (1) (2)	40.2%	42.3%
Owner-occupied (1) (2)	13.8	13.0
Multifamily (1) (2) (4)	7.2	6.6
Total commercial property loans	61.2	61.9
Construction (1) (2)	0.2	1.3
Residential (3)	16.0	15.2
Total real estate loans	77.4	78.4
Commercial and industrial loans (1)	16.4	13.8
Equipment financing agreements	6.2	7.8
Total loans	100.0%	100.0%

(1)
Includes syndicated loans of $549.4 million in total commitments ($435.5 million disbursed) across C&I ($438.2 million committed and $339.9 million disbursed) and commercial real estate ("CRE") ($111.2 million committed and $95.6 million disbursed) as of December 31, 2025.

(2)
CRE is a combination of investor (non-owner), owner occupied, multifamily, and construction. Investor (or non-owner occupied) property is where the investor (borrower) does not occupy the property. The primary source of repayment stems from the rental income associated with the respective properties. Owner-occupied property is where the borrower owns the property and also occupies it.

(3)
Residential real estate ("RRE") is a loan (mortgage) secured by a single-family residence, including one to four units (duplexes, triplexes, and fourplexes). RRE also includes $0.9 million of home equity lines of credit and $3.8 million in consumer loans.

(4)
$78.6 million, or 16.6%, of the CRE multifamily loans are rent-controlled in New York City as of December 31, 2025.

Real Estate Loans

Real estate lending involves risks associated with the potential declines in the value of the underlying real estate collateral and the cash flows from income-producing properties. Declines in real estate values and cash flows can be caused by a number of factors, including a decline in general economic conditions, rising interest rates, inflation, tariffs, changes in tax and other laws and regulations affecting the holding of real estate, environmental conditions, governmental and other use restrictions, development of competitive properties and increasing vacancy rates. When real estate values decline, the Bank’s real estate dependence increases the risk of loss both in the Bank’s loan portfolio and the Bank’s holdings of other real estate owned (“OREO”), which are the result of foreclosures on real property due to default by borrowers who use the property as collateral for loans. OREO properties are categorized as real property that is owned by the Bank but which is not directly related to the Bank’s business.

The following tables present the distribution of real estate loans by size, geography, and type at the dates indicated:

	Investor (nonowner- occupied)	Owner-occupied	Multifamily	Construction (1)	Residential property
December 31, 2025	(dollars in millions)
Real estate loans by size:
Total balance	$2,637.5	$904.5	$474.4	$13.7	$1,049.9
Average	3.2	1.3	3.0	3.4	0.6
Median	1.2	0.4	1.1	3.0	0.5

Top quintile balance (2)	$1,860.7	$689.3	$341.8	$7.2	$473.9
Loan size (3)	3.9	1.3	3.0	5.3	0.8
Average	11.3	4.9	10.7	7.2	1.3
Median	7.9	2.6	5.2	7.2	1.0

(1) Represents the total outstanding amount. Advances require authorization and disbursement requests, depending on the progress of the project and inspections. Advances are non-revolving and are made throughout the term, up to the original commitment amount.

(2) Top quintile represents top 20% of the loans.

(3) Loan size refers to the lowest-balance outstanding loan among those within the top quintile.

	Investor (nonowner- occupied)	Owner-occupied	Multifamily	Construction	Residential property
December 31, 2025
Real estate loans by geography:
California	69.4%	53.8%	56.6%	47.7%	88.3%
Texas	9.7	5.3	21.4	—	2.8
New York	7.0	1.5	16.6	—	2.6
Illinois	2.9	1.5	2.4	—	0.5
All other states	11.0	37.9	3.0	52.3	5.8
	100.0%	100.0%	100.0%	100.0%	100.0%

The following table presents our commercial real estate loans by collateral:

	December 31, 2025	% of Total Loans	December 31, 2024	% of Total Loans
	(dollars in thousands)
Collateral type:
Retail	$1,132,439	17.3	$1,068,978	17.1
Hospitality	847,989	12.9	848,134	13.6
Office	503,268	7.7	568,861	9.1
Other (1)	1,532,678	23.3	1,385,051	22.2
Total commercial property loans	4,016,374	61.2	3,871,024	62.0
Construction	13,742	0.2	78,598	1.2
Total (2)	$4,030,116	61.4	$3,949,622	63.2

(1) Includes, among other property types, mixed-use, gas station, multifamily, industrial, and faith-based facilities; the remaining real estate categories represent less than 1% of the Bank's total loans.

(2) $115.7 million, or 2.9%, and $32.5 million, or 0.8%, of the CRE portfolio were unguaranteed and guaranteed SBA loans, respectively, at December 31, 2025.

A qualifying residential mortgage is one that meets certain requirements for lender protection and secondary market trading. The following presents real estate by qualifying ("QM") and non-qualifying ("Non-QM") residential mortgage loans at the dates indicated:

	December 31, 2025	% of Total Loans	December 31, 2024	% of Total Loans
	(dollars in thousands)
Non-QM (1)	$1,025,066	97.6	$924,446	97.2
QM (2)	14,466	1.4	15,623	1.6
Other (3)	10,339	1.0	11,232	1.2
Total residential real estate (4)	$1,049,871	100.0	$951,301	100.0

(1) Non-QM loans do not conform to the Dodd-Frank Act. These loans mitigate additional risk from additional non-standard income documentation, by maintaining lower maximum loan-to-values ("LTVs") and higher maximum FICO requirements.

(2) QM loans conform to the Ability-to-Repay ("ATR") rules/requirements of the Consumer Financial Protection Bureau (the "CFPB").

(3) Other loan amounts exceed Federal Housing Finance Agency limits, but generally conform to the ATR/QM rules.

(4) Total includes $0.9 million of Home Equity Lines of Credit and $3.9 million of consumer loans as of December 31, 2025.

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

The Bank generally requires the borrower to provide, at least annually, current cash flow information in order for the Bank to re-assess the debt-coverage ratio. In addition, the Bank requires title insurance to ensure the status of its liens on real estate secured loans when a trust deed on the real estate is taken as collateral. The Bank also requires the borrower to maintain fire insurance, extended coverage casualty insurance and, if the property is in a flood zone, flood insurance, in an amount equal to the outstanding loan balance, subject to applicable laws that may limit the amount of hazard insurance a lender can require to replace such improvements. We cannot assure that these procedures will protect against losses on loans secured by real property.

The following presents key statistics of our commercial real estate loans:

	As of December 31,
	2025			2024
		Weighted Average			Weighted Average
	Number	Loan-to-Value Ratio	Debt Coverage Ratio	Number	Loan-to-Value Ratio	Debt Coverage Ratio
Commercial property (1) (2)
Investor (nonowner-occupied)	825	48.7%	2.04x	862	49.0%	2.04x
Owner-occupied	716	46.8%	2.70x	711	45.0%	2.70x
Multifamily	157	53.7%	1.68x	148	54.4%	1.58x

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

On a case-by-case basis, the Bank originates permanent loans on commercial property under loan conditions that require strong project stability and debt service coverage. Construction loans involve additional risks compared to loans secured by existing improved real property. Such risks include:

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

The Bank periodically designates and sells to unrelated third parties residential mortgage loans that it originates. The Bank sells residential mortgage loans on a non-recourse basis. Depending on the terms of loan sales, the Bank may retain the right to service the residential mortgage loans and to receive servicing fees. As of December 31, 2025, the Bank had no residential mortgage loans held for sale and was servicing $62.5 million of residential mortgage loans sold to investors.

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

The following presents key statistics of our commercial and industrial loans:

	December 31, 2025
	Term (1) (2)	Lines of Credit (1) (2)
	(dollars in millions)
Commercial & industrial loans by size:
Total balance	$579.1	$495.8
Average	0.5	0.9
Median	0.1	0.2

Top quintile balance (3)	$521.8	$411.2
Loan size (4)	0.2	0.9
Average	2.2	4.6
Median	0.4	2.0
(1)
$62.9 million, or 5.8%, and $52.7 million, or 4.9%, of the C&I portfolio were unguaranteed and guaranteed SBA loans, respectively, at December 31, 2025.
(2)
Term loans are a commitment for a specified term. A majority of the lines of credit are revolving, including commercial revolvers, with some non-revolvers (sub-notes and working capital tranches).
(3)
Top quintile represents top 20% of the loans.
(4)
Loan size refers to the lowest-balance outstanding loan among those within the top quintile.

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

The following presents key statistics of our equipment financing agreements:

December 31, 2025
(dollars in millions)
Equipment financing agreements by size:
Total balance	$408.48
Average	0.04
Median	0.03

Top quintile balance (1)	$224.88
Loan size (2)	0.06
Average	0.12
Median	0.09
(1)
Top quintile represents top 20% of the loans.
(2)
Loan size refers to the lowest-balance outstanding loan among those within the top quintile.

SBA Loans

The Bank originates loans that are guaranteed by the SBA, an independent agency of the federal government. SBA loans are offered for business purposes such as owner-occupied commercial real estate, business acquisitions, start-ups, franchise financing, working capital, improvements and renovations, inventory and equipment, and debt-refinancing. SBA loans offer lower down payments and longer-term financing, which helps small businesses that are starting out, or about to expand. The guarantees on SBA loans and SBA express loans are generally 75% and 50% of the principal amount of the loan, respectively. The Bank typically requires that SBA loans be secured by business assets and by a first or second deed of trust on any available real property. When the SBA loan is secured by a first deed of trust on real property, the Bank obtains appraisals in accordance with applicable regulations. SBA loans have terms ranging from five to 25 years depending on the use of the proceeds. To qualify for a SBA loan, a borrower must demonstrate the capacity to service and repay the loan, without liquidating the collateral, based on historical earnings or reliable projections.

The Bank normally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA loans that it originates. When the Bank sells an SBA loan, it has an option to repurchase the loan if the loan defaults. If the Bank repurchases a defaulted loan, the Bank will make a demand for the guaranteed portion to the SBA. Even after the sale of an SBA loan, the Bank retains the right to service the SBA loan and to receive servicing fees. The unsold portions of the SBA loans that remain owned by the Bank are included in loans, net of allowance for credit losses, on the Consolidated Balance Sheets. As of December 31, 2025, the Bank had $7.4 million of SBA loans held for sale and $256.6 million of SBA loans in its loan portfolio, and was servicing $553.4 million of SBA loans sold to investors.

The Bank also periodically purchases the guaranteed portion of SBA loans from unrelated third parties. The purchased SBA loans are held for investment and included in Loans, net of allowance for credit losses, on the Consolidated Balance Sheets. During the year ended December 31, 2025 the Bank purchased $11.0 million of guaranteed SBA loans.

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

Legal lending limits are calculated in conformance with the California Financial Code, which prohibits a bank from lending to any one individual, entity or its related interests on an unsecured basis in an amount that exceeds 15% of the sum of such bank’s stockholders’ equity plus the allowance for credit losses, capital notes and any debentures, or 25% on a secured and unsecured basis on a combined basis. At December 31, 2025, the Bank’s authorized legal lending limits for loans to one borrower was $147.9 million for unsecured loans and an additional $98.6 million for secured and unsecured loans combined.

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

Deposits

The Bank offers a traditional array of deposit products, including noninterest-bearing checking accounts, negotiable order of withdrawal (“NOW”) accounts, savings accounts, money market accounts, and certificates of deposit. These accounts, except for noninterest-bearing checking accounts, earn interest at rates established by management based on competitive market factors, the Bank's liquidity needs, and management’s desire to increase certain types or maturities of deposit liabilities. Our approach is to tailor products and bundle those that meet the customer’s needs. This approach is designed to add value for the customer, increase products per household, and produce higher service fee income.

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

At December 31, 2025, the Company employed 610 individuals across our footprint, of which four were part-time. None of the employees are represented by a union or covered by a collective bargaining agreement. We believe that our employee relations are good and we have established a cross-functional Employee Engagement Committee with executive leadership to promote relationship building across the organization.

Employee retention helps us operate efficiently and offers continuity to our customers and the communities we serve. At December 31, 2025, 67% of our current staff had been with us for at least three years, and 44% of our staff had been with us for at least five years. Our annual turnover rate in 2025 was 17.9%.

Founded over 40 years ago to serve the underbanked, minority immigrant community in Los Angeles, our corporate values reflect the importance of embracing diversity and equitable practices to ensure we are representative of the communities we serve. We believe our diverse people are our strength. As of December 31, 2025, Hanmi's workforce was over 93% ethnically diverse (non-Caucasian or two or more races) holding 90% of the Company's managerial roles, 67% female holding 61% of the Company's managerial roles, and 79% were age 40 or older.

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

(c) Compensation and Benefits

As part of our compensation philosophy, we offer competitive salaries and employee benefits to attract and retain superior talent. In addition to healthy base wages, we offer annual bonus opportunities, a company-matched 401(k) Plan, healthcare and insurance benefits, flexible spending accounts, wellness incentives, long-term disability insurance, paid time off, and an employee assistance program.

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

(e) Community Engagement

As a community bank, we are proud to work with our communities to build a stronger future for all of our stakeholders. Hanmi is committed to and has a long history of supporting the communities in which we live and work. Through employee engagement surveys, we focus our community engagement and employee volunteer efforts in five areas: Youth, Education, Health, Senior, and Community Development. In 2025, our employees participated in over 2,000 hours of community service, participating in a variety of educational efforts such as financial literacy, financial education for seniors, affordable housing education, education for first-time homebuyers and working with various community non-profits.

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

Our business is also influenced by the monetary and fiscal policies of the Federal Reserve, the federal government, and the policies of regulatory agencies, particularly the FDIC and the DFPI. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and unemployment and combating recession) through its open-market operations in U.S. government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the demand for bank loans, deposits and investment in securities, and affect interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be predicted.

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

At December 31, 2025, the Company and the Bank’s total risk-based capital ratios were 15.06% and 14.25%, respectively; Tier 1 risk-based capital ratios were 12.37% and 13.17%, respectively; Common Equity Tier 1 capital ratios were 12.05% and 13.17%, respectively, and Tier 1 leverage capital ratios were 10.70% and 11.47%, respectively, all of which ratios exceeded the minimum percentage requirements for the Bank to be deemed “well-capitalized” and for the Company to meet and exceed all applicable capital ratio requirements for regulatory purposes. As of December 31, 2025 and 2024, the Bank’s capital conservation buffer was 6.25% and 6.43%, respectively, and the Company’s capital conservation buffer was 6.37% and 6.46%, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources.”

Management believes that, as of December 31, 2025, the Company and the Bank met all applicable capital requirements to which they were subject. Bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of more stringent requirements to maintain higher levels of capital, or to maintain higher levels of liquid assets, could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses, and require the raising of additional capital.

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

Examinations are designed to inform the Federal Reserve of the financial condition and nature of the operations of the bank holding company and its subsidiaries and to monitor compliance with the BHCA and other laws affecting the operations of bank holding companies. To determine whether potential weaknesses in the condition or operations of bank holding companies might pose a risk to the safety and soundness of their subsidiary banks, examinations focus on whether a bank holding company has adequate systems and internal controls in place to manage the risks inherent in its business, including credit risk, interest rate risk, market risk, liquidity risk, operational risk and legal risk. Bank holding companies may be subject to potential enforcement actions by the Federal Reserve for unsafe or unsound practices in conducting their businesses or for violations of any law, regulation or any condition imposed in writing by the Federal Reserve. Enforcement actions may include the issuance of cease-and-desist orders, the imposition of civil money penalties, the requirement to meet and maintain specific capital levels for any capital measure, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against officers or directors and other institution-affiliated parties. The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Company and any of its subsidiaries are subject to examination by, and may be required to file reports with, the DFPI. The DFPI's approval may also be required for certain mergers and acquisitions.

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

(f) Enforcement Authority

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of appropriate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems and security, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DFPI or FDIC, as applicable, determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation or engaged in unsafe or unsound practices, the DFPI and the FDIC have residual authority to:

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
Limit dividend distributions;
•
Require prior approval of senior executive officer or director changes, or remove officers and directors;

•
Assess civil monetary penalties; and
•
Terminate FDIC insurance, revoke the charter and/or take possession of and close and liquidate the Bank or appoint the FDIC as receiver.

(g) Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions, and safeguards the safety and soundness of the banking and savings and loan industries. The FDIC insures our customer deposits through the Deposit Insurance Fund ("DIF") up to prescribed limits for each depositor. As a general matter, the maximum deposit insurance amount is $250,000 per depositor, per ownership category, per FDIC-insured bank. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by FDIC modeling, based on regulatory capital and other financial ratios as well as supervisory factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound, or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the Bank’s charter by the DFPI.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance, which can be affected by the cost of bank failures to the FDIC among other factors. Effective January 1, 2023, assessment rates for institutions of the Bank’s size ranged from 2.5 to 32 basis points. Any additional future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock. Additionally, on November 29, 2023, the FDIC adopted a final rule, effective on April 1, 2024, to implement a special assessment over eight quarterly assessment periods to recover the loss to the DIF arising from the protection of uninsured depositors following the closures of two regional banks in the spring of 2023. Throughout the initial collection period, the FDIC collected the special assessment at a quarterly rate of 3.36 basis points, multiplied by an insured depository institution's estimated uninsured deposits as reported for the quarter that ended December 31, 2022, adjusted to exclude the first $5 billion. On December 16, 2025, the FDIC adopted an interim final rule, effective on December 19, 2025 (with comments due on or before January 20, 2026), to reduce the special assessment rate for the eighth collection quarter to 2.97 basis points and to provide an offset to regular quarterly deposit insurance assessments for banks subject to the special assessment if the total amount collected exceeds the estimated losses. If the final loss amounts exceed the amount collected, a one-time shortfall special assessment will be collected.

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

On October 24, 2023, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency issued a final rule (the “2023 CRA Rule”) to the CRA regulations adopted by the agencies on May 4,1995 (the “1995 CRA Regulation”). The final rule was scheduled to take effect on April 1, 2024 and the applicability date for the majority of the provisions in the CRA regulations was January 1, 2026, with additional requirements applicable on January 1, 2027, but ongoing legal challenges have pushed back the implementation date and compliance deadlines. During the transition period, the 1995 CRA Regulations remain applicable. On July 16, 2025, the agencies issued a joint notice of proposed rulemaking to rescind the 2023 CRA Rule and replace it with the 1995 CRA Regulations, with certain conforming and technical amendments.

Dodd-Frank provided for the creation of the CFPB, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgage loans, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. Although CFPB regulations and guidance apply to all banks, those with $10 billion or more in assets are subject to examination by the CFPB, while those with less than $10 billion in assets, which includes Hanmi Bank, continue to be examined for compliance by their primary federal banking agency.

(k) Federal Home Loan Bank System

The Bank is a member and holder of the capital stock of the Federal Home Loan Bank of San Francisco (“FHLBSF”). There are eleven Federal Home Loan Banks (each, an “FHLB”) across the U.S. owned by their members. Each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of FHLBSF is currently required to own stock in an amount equal to the greater of: (i) a membership stock requirement of 1.0% of an institution’s “membership asset value” which is determined by multiplying the amount of the member’s membership assets by the applicable membership asset factors and is capped at $15.0 million; or (ii) an activity-based stock requirement (2.7% of the member’s outstanding advances and 0.10% of outstanding letter of credit). At December 31, 2025, the Bank was in compliance with the FHLBSF’s stock ownership requirement, and our investment in FHLBSF capital stock was $16.4 million. As of December 31, 2025, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $1.76 billion and $1.46 billion, respectively, compared to $1.69 billion and $1.30 billion, respectively, as of December 31, 2024.

(l) Federal Reserve System

The Bank maintains a deposit account, and has a borrowing relationship, with the Federal Reserve Bank of San Francisco ("FRBSF"). There are twelve Federal Reserve Banks (each, an "FRB") across the U.S., each of which operates independently under the supervision of the Board of Governors of the Federal Reserve. The Bank is not a member of the Federal Reserve Bank. The borrowing relationship, which operates through the FRBSF's Discount Window program, is part of the Bank's liquidity management strategy. As of December 31, 2025, the total borrowing capacity available based on pledged collateral was $424.5 million, compared to $27.6 million as of December 31, 2024. There were no outstanding borrowings with the FRBSF at December 31, 2025 or 2024. As a Bank Holding Company, Hanmi Financial Corporation is required to comply with the FRB's regulations related to capital adequacy, governance, and other areas, and is subject to examinations by the FRBSF.

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

Risks Related to our Lending Activities

Our concentrations of loans in certain industries could have adverse effects on credit quality. As of December 31, 2025, the Bank’s loan portfolio included loans to: (i) lessors of non-residential buildings of $1.56 billion, or 23.8% of total loans; (ii) borrowers in the hospitality industry of $847.4 million, or 12.9% of total loans; and (iii) borrowers in the retail industry of $351.0 million, or 5.3% of total loans. A deterioration within these industries, particularly those that have been adversely impacted by remote work arrangements, could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have material and adverse consequences on our financial condition and results of operations.

Our emphasis on commercial lending may expose us to increased lending risks. At December 31, 2025, $5.11 billion, or 77.8%, of total loans consisted of commercial real estate and commercial and industrial loans. These portfolios have grown in recent years and the Bank intends to continue to emphasize these types of lending. These types of loans may expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property or the borrower’s business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. These loans also expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single or multi-family residential property because there are fewer potential purchasers of the collateral. Commercial and industrial loans are typically affected by the borrowers’ ability to repay the loans from the cash flows of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. The collateral securing the loans and leases often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business.

The level of the commercial real estate loan portfolio may subject the Bank to additional regulatory scrutiny. Federal bank regulatory agencies have promulgated guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like the Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may be subject to this guidance if, among other factors, (i) total reported loans for construction, land acquisition and development and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total capital, and the outstanding balance of a financial institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Based on these factors, the Bank did not have a concentration in commercial real estate lending, as while such loans represented more than 300% of total Bank capital as of December 31, 2025, the outstanding balance of the Bank’s CRE loan portfolio has not increased 50% or more during the prior 36 months. The guidance focuses on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or in an abundance of caution). The guidance assists banks in developing risk management practices and determining capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While it is management’s belief that policies and procedures with respect to the Bank’s commercial real estate loan portfolio have been implemented consistent with this guidance, bank regulators could require that additional policies and procedures be implemented that may result in additional costs or that may result in the curtailment of commercial real estate lending that would adversely affect the Bank’s loan originations and profitability.

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

The performance of our multifamily real estate loans within the State of New York could be adversely impacted by regulation. In June 2019, New York enacted legislation increasing the restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (1) repealing the vacancy bonus and longevity bonus, which allowed a property owner to raise rents as much as 20 percent each time a rental unit became vacant, (2) eliminating high rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal. This legislation generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent-regulated apartments to market rate apartments. For example, the New York City Rent Guidelines Board established that on certain apartments, for a one-year lease beginning on or after September 30, 2024, the maximum rent increase is 3.0%, even though the overall inflation rate increased at a higher rate. Further restrictions on rent-regulated properties may be enacted or existing restrictions strengthened as a result of the results of the recent New York City mayoral election. As a result, the value of the collateral located in New York securing our multifamily loans or the future net operating income of such properties could potentially become impaired. At December 31, 2025, our total multifamily rent regulated exposure in New York was approximately $79 million, or 17%, of our multifamily portfolio.

We are exposed to risk of environmental liabilities with respect to properties to which we take title. In the course of our business, we may foreclose and take title to real estate that could subject us to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury or investigation and clean-up costs incurred by these parties in connection with environmental contamination or the release of hazardous or toxic substances at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure on nonresidential real properties, these reviews may not be sufficient to detect all potential environmental hazards. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Risks Related to Local and International Economic and Political Conditions

Inflation can have an adverse impact on our business and on our customers. Inflation can negatively impact the value of assets or income from investments as inflation decreases the value of money. Inflation rose sharply at the end of 2021 and remained elevated through the first half of 2024, before beginning to moderate in the latter half of 2024 and throughout 2025. However, inflation levels continue to exceed the Federal Reserve Board's long-term target of 2.0%. As discussed below under “—Risks Related to Market Interest Rates— Our earnings are affected by changing interest rates,” as inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

Deteriorating business and economic conditions can adversely affect our industry and business. Our financial performance, the ability of borrowers to make payments on outstanding loans and the value of the collateral securing those loans, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. A decline in economic conditions, a return of recessionary conditions and/or negative developments in the domestic and international credit markets caused by inflation, recession, tariff wars, acts of terrorism, civil unrest, an outbreak of hostilities or other international or domestic calamities, an epidemic or pandemic, unemployment or other factors beyond our control may significantly affect the markets in which we do business, the value of our loans, investments, and collateral securing our loans, the level of our classified assets, reduce the demand for our products and services, and/or adversely affect our ongoing operations, costs and profitability. In particular, we may face the following risks in connection with deterioration in economic conditions:

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

Our Southern California concentration means economic conditions in Southern California could adversely affect our operations. Though the Bank’s operations have expanded outside of our original Southern California focus, the majority of our loan and deposit concentration is still primarily in Los Angeles County and Orange County in Southern California. Because of this geographic concentration, our results of operation depend largely upon economic conditions in these areas. A deterioration in the economic conditions or a significant natural disaster, pandemics or disease in these market areas could have a material adverse effect on the quality of the Bank’s loan portfolio, the demand for our products and services, and on our overall financial condition and results of operations.

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

Tariffs imposed on South Korea could have an impact on our business. On July 31, 2025, President Trump announced that an agreement has been reached with South Korea whereby a 15% tariff will be imposed on goods imported by South Korea into the U.S. and South Korea will make investments in certain U.S. industries. The details were reaffirmed following a meeting of representatives of the two countries in October 2025. Any tariffs or required investments in U.S. industries imposed on South Korea may have an impact on South Korean businesses and the South Korean economy, which may negatively impact our customers with ties to South Korea, including U.S. subsidiaries of South Korean companies. While the impact of any final trade agreement with South Korea is uncertain, it may have an impact on the demand and performance of loans related to our customers with South Korean ties which, in turn, could have an effect on our financial condition and results of operations.

Interruption of our customers’ supply chains and federal funding could negatively impact their business and operations and impact their ability to repay their loans. Any material interruption in our customers’ supply chains, such as a material interruption of the resources required to conduct their business, such as those resulting from interruptions in service by third-party providers, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, reductions in federal subsidies or grants, social or labor unrest, natural disasters, epidemics or pandemics or political disputes and military conflicts that cause a material disruption in our customers’ supply chains, could have a negative impact on their business and ability to repay their borrowings with us. In the event of disruptions in our customers’ supply chains, the labor and materials they rely on in the ordinary course of business may not be available at reasonable rates or at all. Additionally, changes in distribution of federal funds or freezing of federal funds, including reductions in federal workforce causing unemployment, could have an adverse effect on the ability of consumers and businesses to pay debts and/or affect the demand for loans and deposits.

Another prolonged U.S. government shutdown or a default by the U.S. on government obligations would harm our result of operations. Our results of operations, including revenue, non-interest income, expenses and net interest income, would be adversely affected in the event of widespread financial and business disruption on account of a default by the United States on U.S. government obligations or a prolonged failure to maintain significant U.S. government operations, particularly those pertaining to the SBA. The gain on the sale of SBA loans provides a meaningful portion of our non-interest income. Our SBA lending program is dependent upon the U.S. federal government. We are designated by the SBA as a Preferred Lender. As an SBA Preferred Lender, we are able to offer SBA loans to our customers without the potentially lengthy SBA approval process for application, servicing or liquidation actions required for lenders that are not SBA Preferred Lenders. Any prolonged government shutdown could, among other things, impede our ability to sell SBA loans in the secondary market, which could adversely affect our business, consolidated financial condition and consolidated results of operations.

Any such failure to maintain such U.S. government operations would impede our ability to originate SBA loans and our ability to sell such loans in the secondary market, which would materially adversely affect our business, results of operations and financial condition.

Risk Related to Laws and Regulation and Their Enforcement

Changes in laws and regulations and the associated cost of regulatory compliance may adversely affect our operations and/or increase our costs of operations. We are subject to extensive regulation, supervision and examination by our banking regulators. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Hanmi Bank rather than for the protection of our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, and evaluate and request changes to the classification of our assets, and the level of our allowance for credit losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the ways financial institutions conduct business, implement strategic initiatives, and prepare financial reporting and disclosures. Changes in such regulation and oversight, whether in the form of regulatory policy, new regulations, executive orders, legislation or supervisory action, may have a material impact on our operations. Further, compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

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

Additionally, Congress and the administration through executive orders control fiscal policy through decisions on taxation and expenditures. Depending on industries and markets involved, changes to tax law and increased or reduced public expenditures could affect us directly or the business operations of our customers.

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

Current and future legal and regulatory requirements, including those imposed under Dodd-Frank, may adversely impact our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any required changes. If we fail to comply with applicable consumer rules and regulations, we may be subject to adverse enforcement actions, fines or penalties.

We face a risk of non-compliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and to obtain regulatory approvals to proceed with certain transactions, including conducting acquisitions or establishing new branches. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Our failure to maintain at least a satisfactory rating under the Community Reinvestment Act may restrict our operations and limit our ability to pursue certain strategic opportunities. The failure to maintain a satisfactory rating may result in restrictions on certain expansionary activities, including certain mergers and acquisitions, and the establishment and relocation of bank branches. Our failure to maintain such a rating will also result in a loss of expedited processing of applications to undertake certain activities.

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

The soundness of other financial institutions could adversely affect us. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other financial institutions and organizations. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be obtained or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. Any such losses could have a material adverse effect on our financial condition and results of operations.

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

As a financial institution, we are susceptible to information security breaches and cybersecurity-related incidents that may be committed against us, our clients or our vendors, which may result in financial losses or increased costs to us, our clients or our vendors, disclosure or misuse of our information or our client or vendor information, misappropriation of assets, privacy breaches against our clients or our vendors, litigation or damage to our reputation. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us, our clients or our vendors, attacks resulting in denial or degradation of service, and malware or other cyber-attacks. We also may become subject to governmental enforcement actions or litigation if we do not comply with data privacy requirements or experience a data breach.

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

We rely on management and outside consultants in overseeing cybersecurity risk management. We have a standing Risk, Compliance and Planning Committee, which includes outside directors. Members of the committee receive regular reports from the Chief Risk Officer related to information technology and information security to fulfill their role of assisting management in identifying, assessing, measuring and managing certain risks facing the Company. The Bank’s Information Security Officer meets at least quarterly with the committee to provide updates on cybersecurity and information security risk, and the Board annually reviews and approves our Information Security Program and Information Security Policy. We also engage outside consultants to support our cybersecurity efforts. We recently appointed a director with significant expertise in information technology, cybersecurity, and risk management who will serve on the Risk, Compliance and Planning Committee. Nevertheless, our other directors on that committee do not possess significant experience in cybersecurity risk management in other business entities comparable to ours and will rely on management and other consultants for cybersecurity guidance.

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

Our reliance on, and integration of, artificial intelligence ("AI") and machine learning ("ML") technologies expose us to various risks, including operational, data, regulatory, and reputational risks, which could materially affect our business and financial results.

Operational and model risk. AI/ML models may rely upon complex algorithms and vast data sets. Errors, biases, generation of false information in these models, or unexpected system failures could lead to flawed decisions, financial losses, compliance failures, or degraded customer experiences, impacting profitability and customer retention. We utilize certain AI/ML models provided by third-party vendors, including models used for credit scoring and fraud detection, and may use other AI/ML models in the future.

Data security and privacy. AI/ML systems may process sensitive customer data. Security breaches or unauthorized access to these systems could result in data theft, loss of intellectual property, and significant penalties, damaging customer trust.

Regulatory compliance risk. The regulatory landscape for AI/ML is rapidly evolving. New laws could impose costly compliance burdens, restrict AI/ML usage, or introduce liabilities, particularly concerning algorithmic bias and fair lending practices (e.g., "digital redlining"), potentially increasing operational costs and limiting service offerings.

Talent and third-party risk. Attracting and retaining skilled AI/ML professionals is crucial and competitive. We also depend upon third-party AI/ML vendors, creating dependency risks and potential issues relating to data handling, model reliability, and licensing, all of which could disrupt operations. While we do not currently develop AI or ML models internally, future expansion of our AI/ML capabilities may require specialized technical skill sets, and we could face challenges attracting and retaining qualified AI/ML talent if those needs arise.

Reputational and ethical risk. Misuse of AI/ML, biased outcomes, or privacy violations can harm our brand, erode customer confidence, and attract negative public attention, potentially affecting demand for our services.

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

Significant risk arises from the possibility that we could sustain losses because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address these risks may not prevent losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for credit losses to provide for losses resulting from loan defaults and non-performance. The allowance is increased for loan growth. We also make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers, the strength of the economy and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for credit losses, we rely on our historic loss experience, our evaluation of economic conditions and other qualitative factors. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses in our loan portfolio, and adjustments may be necessary to address different economic conditions or adverse developments in the loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase our allowance for credit losses. In addition, the DFPI and the FDIC review our allowance for credit losses and as a result of such reviews, they may require us to adjust our allowance for credit losses, loan classifications or recognize loan charge-offs. Material additions to the allowance would materially decrease our net income.

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

Our net interest income may decline based on our exposure to a difference in short-term and long-term interest rates. If the difference between the short-term and long-term interest rates shrinks or disappears, the difference between rates paid on deposits and received on loans could narrow, resulting in a decrease in net interest income. Our interest-bearing liabilities generally have shorter contractual maturities than our interest-earning assets. Furthermore, the rates we earn on our other interest-earning assets and the rates we pay on our interest-bearing liabilities are generally fixed for a contractual period of time. This imbalance can create significant earnings volatility because market interest rates change over time. Generally, in a period of declining interest rates, the interest income we earn on our interest-earning assets may decrease more rapidly than the interest we pay on our interest-bearing liabilities, as borrowers prepay mortgage loans and as mortgage-backed securities and callable investments securities are called, requiring us to reinvest those cash flows at lower, prevailing interest rates. Conversely, in a period of rising interest rates, the interest income we earn on our interest-earning assets may not increase as rapidly as the interest we pay on deposits and other interest-bearing liabilities.

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

Changes in the estimated fair value of debt securities may reduce stockholders’ equity and net income. At December 31, 2025, we maintained an available for sale debt securities portfolio of $880.6 million. The estimated fair value of the available for sale debt securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity increases or decreases by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available for sale debt securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). At December 31, 2025, accumulated other comprehensive losses were $43.4 million, net of tax, primarily related to unrealized holding losses in the available for sale investment securities portfolio, which negatively impacted stockholders’ equity, as well as book value per common share.

We conduct a periodic review of the debt securities portfolio to determine if any decline in the estimated fair value of any security below its cost basis indicates that the security is impaired. Factors that are considered include the extent to which the fair value is less than the amortized cost basis, the financial condition, credit rating and future prospects of the issuer, whether the issuer is current on contractually obligated interest and principal payments and our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. If such decline is deemed to be uncollectible, the security is written down to a new cost basis and the resulting loss will be recognized as a securities credit loss expense through an allowance for securities credit losses.

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

Other Risks Related to Our Business

We are exposed to the risks of natural disasters and global market disruptions. A significant portion of our operations is concentrated in Southern California, which is in an earthquake-prone region. A major earthquake may result in material loss to us. A significant percentage of our loans are secured by real estate. Many of our borrowers may suffer property damage, experience interruption of their businesses or lose their jobs after an earthquake. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value. We are vulnerable to losses if an earthquake, fire, flood or other natural catastrophe occurs in Southern California, including wildfires.

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

Risks Relating to Ownership of Our Common Stock

The Bank could be restricted from paying dividends to us, its sole shareholder, and, thus, we would be restricted from paying dividends to our stockholders in the future. The primary source of our income from which we pay our obligations and distribute dividends to our stockholders is from the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. As of January 1, 2026, after giving effect to the 2026 first quarter dividend declared by the Company, the Bank had the ability to pay $86.4 million of dividends without the prior approval of the Commissioner of the DFPI.

The price of our common stock may be volatile or may decline. The trading price of our common stock may fluctuate significantly due to a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations, which could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

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
•
the imposition of tariffs and any retaliatory responses;
•
proposed or adopted legislative, regulatory or accounting changes or developments;
•
anticipated or pending investigations, proceedings or litigation that involve or affect us; or
•
domestic and international political and economic factors unrelated to our performance.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk, Management, and Strategy

Cybersecurity is a significant and integrated component of the Company’s risk management strategy, designed to protect the confidentiality, integrity, and availability of sensitive information contained within the Company’s information systems. The Head of Information Security is primarily responsible for administering, updating and enforcing the cybersecurity components of the risk management strategy and reports to the Chief Risk Officer. The Head of Information Security periodically collaborates with third-party service providers and industry groups to discuss cybersecurity trends and best practices. The Head of Information Security is supported by the Chief Technology Officer, who reports directly to the Chief Financial Officer. The Chief Technology Officer oversees our Information Technology department, comprising our first line of defense.

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

To prepare to respond to incidents, the Enterprise Risk Management Committee periodically reviews and updates our cyber Incident Response Plan (“IRP”). The IRP provides a framework to address potential and actual cybersecurity incidents to include assessment to recovery by our Incident Response Team and notification to the appropriate management and board committees and regulatory agencies. The Incident Response Team is comprised of representatives from various departments including Information Security, Information Technology, Risk Management, Legal, Operations, Marketing and Accounting. Our Head of Information Security manages the IRP and coordinates with senior level management and multiple areas of the company in execution of the plan. While we have experienced cybersecurity incidents, we have not, to our knowledge, experienced an incident materially affecting, or reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition, to date.

Cybersecurity Governance

Our Head of Information Security is accountable for managing the information security department and executing the information security program. The information security department is responsible for cybersecurity risk assessments, alert monitoring, incident response, vulnerability assessment, threat intelligence, identity access governance, and third-party information security risk management. The department consists of information security professionals with varying levels of education, experience and certifications. Our Information Security department is further supported by our first line of defense, the Information Technology department and a third-party managed security service provider. The Information Technology department is responsible for the patch and vulnerability management, identity and access management, endpoint and network security, IT asset management program, and backup and recovery operations.

The Risk, Compliance and Planning Committee of our Board of Directors provides oversight of the information security program, including cybersecurity, and is chaired by an independent director. Cybersecurity metrics are reported to the committee quarterly. Additionally, management has established an Information Technology Executive Steering Committee focused on technology impact, and an Enterprise Risk Management Committee focused on business and risk impact, both consisting of executives and department leaders across multiple domains. These committees generally meet quarterly and more frequently when warranted. The Information Security department holds a monthly security meeting with the managers from the Information Technology department to discuss significant security incidents and status of the threat landscape. The Head of Information Security reports significant cybersecurity incidents and the state of the information security program to the Risk, Compliance and Planning Committee of the board on a quarterly basis. The Risk, Compliance and Planning Committee of the Board of Directors provide a report of activities to the full board at each quarterly board meeting.

Item 2. Properties

Hanmi Financial’s principal office is located at 900 Wilshire Boulevard, Suite 1250, Los Angeles, California. As of December 31, 2025, we had 37 properties consisting of 32 branch offices and five loan production offices. We owned six locations and the remaining properties were leased.

As of December 31, 2025, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization, was $20.4 million. Our lease expense was $9.4 million, net of sublease income of $0.2 million, for the year ended December 31, 2025. We consider our present facilities to be sufficient for our current operations.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Hanmi Financial’s common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “HAFC”. As of February 20, 2026, there were approximately 576 record holders of our common stock.

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

Total Return Performance
Index Value
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Hanmi Financial Corporation
Nasdaq Composite
S&P 500 Financials
Nasdaq US Small Cap Banks

	December 31,
	2021	2022	2023	2024	2025
Hanmi Financial Corporation	$100.00	$108.45	$89.86	$115.74	$138.49
Nasdaq Composite	$100.00	$66.49	$95.36	$122.67	$147.65
S&P 500 Financials	$100.00	$89.36	$100.21	$130.83	$150.49
Nasdaq US Small Cap Banks	$100.00	$91.36	$91.22	$104.77	$113.87

Source: S&P Global, New York, NY

Recent Unregistered Sales of Equity Securities

There were no unregistered sales of Hanmi Financial’s equity securities during the year ended December 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents stock purchases made under the stock repurchase program announced on April 25, 2024 that authorized repurchases of up to 5.0%, or approximately 1,500,000, of our shares outstanding. The program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to purchase any particular number of shares. The table below provides information on purchases made during the three months ended December 31, 2025:

Purchase Date:	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
October 1, 2025 - October 31, 2025	$26.85	22,400	888,402
November 1, 2025 - November 30, 2025	$26.71	51,200	837,202
December 1, 2025 - December 31, 2025	$—	—	837,202
Total	$26.75	73,600	837,202

During the fourth quarter of 2025, the Company acquired 1,137 shares from employees in connection with the satisfaction of income tax withholding obligations incurred through vesting of Company stock awards. Such shares were not purchased as a part of the Company’s repurchase program.

On January 29, 2026, the Board of Directors authorized an expansion of the share repurchase program, adding 1.5 million shares to the 837,202 shares remaining as of December 31, 2025, bringing total repurchase capacity to approximately 2.3 million shares.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2025, 2024 and 2023. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes related thereto presented elsewhere in this Report. See also “Cautionary Note Regarding Forward-Looking Statements.”

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

Allowance for credit losses and Allowance for credit losses related to off-balance sheet items

Effective January 1, 2025, we changed our methodology for estimating expected credit losses on our loan portfolio in accordance with Accounting Standards Update (“ASU”) 2016-23, Financial Instruments – Credit Losses. Previously, we primarily used a Probability of Default/Loss Given Default (“PD/LGD") model to determine the allowance for credit losses. Following a periodic review of the credit loss estimation process, we concluded that a historical loss rate approach, adjusted for current conditions and reasonable and supportable economic forecasts, more appropriately reflects the expected credit losses for our loan portfolio. This change is considered a change in accounting estimate resulting from a change in methodology and assumptions, and is accounted for prospectively in accordance with ASC 250-10-45-17 through 45-18.

Our allowance for credit losses methodologies incorporate a variety of risk considerations, both quantitative and qualitative, that management believes is appropriate at each reporting date. Quantitative factors are driven by aggregated industry loss rate history and the weighting of various macroeconomic forecast models, which are made up of a number of specific economic factors, including unemployment rates, gross domestic product growth rates, U.S. Treasury rates, BBB spreads, and Commercial Real Estate Price Index growth rates. Further, the Bank's own loan portfolio characteristics are incorporated as quantitative considerations, including risk ratings, collateral values, delinquencies, and non-performing loans. Quantitative factors are incorporated through the use of Moody's economic scenarios. We use qualitative factors to adjust the allowance calculation for risks not considered by the quantitative calculations. Qualitative factors considered in our methodologies include the Bank's historical loan loss trends, concentrations of credit, loan policy exception rate trends, changes in lending management and staff, quality of the loan review system, and changes in prepayment rates.

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

See “Results of Operations — Credit Loss Expense,” “Financial Condition — Allowance for credit losses and Allowance for Credit Losses related to off-balance sheet items,” and “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” for additional information on methodologies used to determine the allowance for credit losses and the allowance for credit losses related to off-balance sheet items.

Allowance Attribution Analysis

Allowance for credit losses
(in thousands)
December 31, 2024	$70,147
Charge-offs	(21,046)
Recoveries	6,639
Provision (recovery) attributed to qualitative considerations	(7,638)
Provision (recovery) attributed to quantitative considerations	10,158
Provision attributed to individually evaluated loans	11,643
December 31, 2025	$69,903

The following macroeconomic variables, which are used in our allowance for credit losses calculation, are among those with the highest correlation to the historical loan loss data leveraged by Moody's in their allowance for credit losses models. Shown below are projections of those variables from Moody's, employed in the determination of the allowance for credit losses at December 31, 2025 and 2024:

Economic Factors

	12/31/2025	Description of Economic Factors
Unemployment rate	4.48%	Baseline forecast for Q1 2026 (1)

USA Real GDP Growth (Annualized Growth Rate)	2.55%	Baseline forecast for Q1 2026 (1)

USA BBB Spread (7-1 Year BBB US Corporate Index- US Treasury 10 Year)	1.39%	Baseline forecast for Q1 2026 (1)

US Treasury 3 Year	3.57%	Baseline forecast for Q1 2026 (1)

USA CRE Price Index Growth (Annualized Growth Rate)	(1.09)%	Baseline forecast for Q1 2026 (1)

(1)
The economic factors shown in this table are a single projection of a future point in time, and are provided to illustrate model assumptions. The remaining projections of these variables subsequent to March 31, 2026, which are not shown here, further impact the results of the allowance for credit losses as of December 31, 2025. Unlike the allowance for credit losses model used at December 31, 2024, there are not separate reversion periods in addition to the forecast periods.

	12/31/2024	Description of Economic Factors
Prepayment rates	14.35%	Average total portfolio rate

Curtailment rates	83.83%	Average total portfolio rate

Unemployment rate	4.10%	Average of 4 quarter forecast period; Baseline (1)

Gross domestic product (“GDP”) growth rate year over year %	(0.25)%	Average of 4 quarter forecast period; Alternative Scenario 3 (2)

Consumer sentiment	71.31	Average of 4 quarter forecast period; Alternative Scenario 3 (2)

Federal funds target rate	3.9%	1 year forecast of median target rate; FOMC December 2024 projection

(1)
The Moody's baseline scenario was used for the unemployment rate forecast for the period ended December 31, 2024. The unemployment rate forecast remained unfavorable within the baseline scenario due to job market volatility and deterioration below expectations, with less impact to the lending environment compared to GDP growth and consumer sentiment forecasts.
(2)
The Moody's alternative scenarios 2 and 3 (equally weighted) were used for the GDP growth rate and consumer sentiment forecast for the period ended December 31, 2024. Effective Q1 2024, the Company elected to use equally weighted alternative scenario 2 and 3 (mid-level downside/pessimistic scenario) for the GDP growth rate and consumer sentiment forecasts, given the current market condition.

Sensitivity Analysis

The potential effect from changes in key assumptions could affect the estimated allowance for credit losses at December 31, 2025. Adverse changes in management's assessment of the assumptions and key inputs used to determine the allowance for credit losses could lead to increases in the allowance for credit losses through additional provisions for credit losses. If actual losses and conditions differ materiality from the assumptions used to determine the allowance for credit losses, our actual credit losses could differ materially from management's estimates.

A sensitivity analysis of our allowance for credit losses was performed by allocating ten additional percentage points (a 33% relative increase) to the weighting on Moody's S2 scenario, which projects that the economy could fall into a mild recession starting the first quarter of 2026. This resulted in additional allowance for credit losses of approximately $2.5 million compared with the results using the midpoint approach of Moody's baseline, upside, and downside scenarios as of December 31, 2025.

Conversely, management performed a sensitivity analysis by allocating ten additional percentage points (a 33% relative increase) to the weighting on Moody's S1 scenario, which has a more positive outlook on the economy, compared with Moody's baseline and S2 scenarios. The S1 scenario assumes the impacts of tariffs and deportations on the economy are much lower than expected. This resulted in a reduction of allowance for credit losses of approximately $1.1 million compared with the results using the midpoint approach of Moody's baseline, upside, and downside scenarios as of December 31, 2025.

Management reviews and considers the results of each sensitivity analysis when evaluating the qualitative factor adjustments. While management believes that it has established adequate allowance for lifetime credit losses on loans, actual results may prove different, and the difference could be material.

The following table provides Moody's first-quarter 2026 forecast estimates, by scenario, for key economic variables that are inputs to the allowance for credit losses calculation:

	Unemployment Rate	USA Real GDP Growth (Annualized Growth Rate)	USA BBB Spread (7-10 Year BBB US Corporate Index-US Treasury 10 Year)	US Treasury 3 Year	USA CRE Price Index Growth (Annualized Growth Rate)
Baseline scenario	4.48%	2.55%	1.39%	3.57%	(1.09)%
Alternative Scenario S1	3.99%	5.43%	1.08%	3.68%	0.61%
Alternative Scenario S2	5.55%	(0.84)%	1.64%	3.54%	(6.61)%

Executive Overview

For the years ended December 31, 2025, 2024 and 2023, net income was $76.1 million, $62.2 million and $80.0 million, respectively. The increase of $13.9 million, or 22.3%, in net income for the year ended December 31, 2025 as compared with the year ended December 31, 2024, reflects a $33.4 million increase in net interest income and a $2.4 million increase in noninterest income, offset by a $6.5 million increase in noninterest expense and a $5.4 million increase in income tax expense.

The decrease of $17.8 million, or 22.3%, in net income for the year ended December 31, 2024 as compared with the year ended December 31, 2023, reflects an $18.5 million decrease in net interest income, a $2.6 million decrease in noninterest income, and a $4.8 million increase in noninterest expense, offset by an $8.1 million decrease in income tax expense.

For the years ended December 31, 2025, 2024 and 2023, our earnings per diluted share were $2.51, $2.05 and $2.62, respectively.

Additional significant financial highlights include:

•
Loans increased by $312.0 million, or 5.0%, to $6.56 billion as of December 31, 2025, compared with $6.25 billion as of December 31, 2024. The net increase was due to loan production of $1.62 billion, offset by payoffs, loan sales, and prepayments of $1.31 billion.
•
Credit loss expense increased by $10.0 million, to $14.4 million for the year ended December 31, 2025, compared with $4.4 million for the year ended December 31, 2024. The increase was primarily due to an $8.6 million charge-off during 2025.
•
Securities decreased $25.2 million to $880.6 million at December 31, 2025 from $905.8 million at December 31, 2024. The decrease was primarily attributable to $233.3 million in maturities and payments, partially offset by $173.1 million in purchases and a $37.6 million decline in net unrealized losses.
•
Deposits were $6.68 billion at December 31, 2025 compared with $6.44 billion at December 31, 2024 as money market and savings deposits and time deposits increased by $150.7 million and $178.1 million, respectively, while interest-bearing and non-interest bearing demand deposits decreased by $5.5 million and $81.4 million, respectively.
•
Borrowings decreased $112.5 million to $150.0 million at December 31, 2025 compared with $262.5 million at December 31, 2024.
•
Cash dividends were $1.08, $1.00, and $1.00 per share of common stock for the years ended December 31, 2025, 2024 and 2023, respectively.
•
Return on average assets and return on average stockholders’ equity for the year ended December 31, 2025 were 0.98% and 9.32%, respectively, as compared with 0.83% and 7.97%, respectively, for the year ended December 31, 2024, and 1.08% and 10.70%, respectively, for the year ended December 31, 2023.

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

	For the Year Ended
	December 31, 2025			December 31, 2024			December 31, 2023
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans:
Commercial real estate (1)	$3,963,919	$225,929	5.70%	$3,874,291	$219,899	5.68%	$3,769,283	$201,385	5.34%
Residential mortgage	1,004,057	53,950	5.37%	952,709	49,344	5.18%	866,610	41,079	4.74%
Commercial and industrial (1)	878,181	65,518	7.46%	741,568	63,651	8.58%	729,382	63,973	8.77%
Consumer	7,127	501	7.03%	6,509	486	7.46%	7,294	528	7.24%
Equipment financing	449,440	29,862	6.64%	535,636	32,773	6.12%	595,770	32,846	5.51%
Total loans (1)	6,302,724	375,760	5.96%	6,110,713	366,153	5.99%	5,968,339	339,811	5.69%
Securities (2)	984,172	25,345	2.60%	983,434	21,583	2.22%	967,231	16,938	1.78%
FHLB stock	16,385	1,433	8.74%	16,385	1,436	8.76%	16,385	1,229	7.50%
Interest-bearing deposits in other banks	202,152	8,390	4.15%	192,342	9,611	5.00%	230,835	11,350	4.92%
Total interest-earning assets	7,505,433	410,928	5.48%	7,302,874	398,783	5.46%	7,182,790	369,328	5.15%

Noninterest-earning assets:
Cash and due from banks	53,861			55,830			62,049
Allowance for credit losses	(69,373)			(68,553)			(70,501)
Other assets	249,812			248,820			240,779
Total assets	$7,739,733			$7,538,971			$7,415,117

Liabilities and stockholders' equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$81,213	$124	0.15%	$83,807	$119	0.14%	$97,388	$117	0.12%
Money market and savings	2,100,326	66,147	3.15%	1,870,541	68,304	3.65%	1,547,911	44,066	2.85%
Time deposits	2,445,794	98,434	4.02%	2,433,516	114,269	4.70%	2,371,520	90,525	3.82%
Total interest-bearing deposits	4,627,333	164,705	3.56%	4,387,864	182,692	4.16%	4,016,819	134,708	3.35%
Borrowings	82,512	3,727	4.52%	154,193	6,746	4.38%	197,409	6,867	3.48%
Subordinated debentures	130,687	6,306	4.83%	130,325	6,571	5.04%	129,708	6,482	5.00%
Total interest-bearing liabilities	4,840,532	174,738	3.61%	4,672,382	196,009	4.20%	4,343,936	148,057	3.41%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,940,552			1,920,492			2,173,813
Other liabilities	142,508			165,288			149,460
Stockholders' equity	816,141			780,809			747,908
Total liabilities and stockholders' equity	$7,739,733			$7,538,971			$7,415,117

Net interest income (taxable equivalent basis)		$236,190			$202,774			$221,271

Cost of deposits (3)			2.51%			2.90%			2.18%
Net interest spread (taxable equivalent basis) (4)			1.87%			1.27%			1.74%
Net interest margin (taxable equivalent basis)(5)			3.15%			2.78%			3.08%

(1)
Total loans includes loans held for sale and excludes the allowance for credit losses. Nonaccrual loans are included in the average total loans balance.
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

	Year Ended December 31,
	2025 vs 2024			2024 vs 2023
	Increases (Decreases) Due to Change In			Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans (1)	$10,497	$(890)	$9,607	$7,159	$19,183	$26,342
Securities (2)	17	3,745	3,762	284	4,361	4,645
FHLB stock	(3)	—	(3)	(3)	211	208
Interest-bearing deposits in other banks	465	(1,686)	(1,221)	(1,924)	184	(1,740)
Total interest and dividend income (taxable equivalent) (2)	$10,976	$1,169	$12,145	$5,516	$23,939	$29,455

Interest expense:
Demand: interest-bearing	$(4)	$9	$5	$(17)	$19	$2
Money market and savings	8,204	(10,361)	(2,157)	9,064	15,174	24,238
Time deposits	264	(16,099)	(15,835)	2,118	21,626	23,744
Borrowings	(3,153)	134	(3,019)	(1,524)	1,403	(121)
Subordinated debentures	19	(284)	(265)	31	58	89
Total interest expense	$5,330	$(26,601)	$(21,271)	$9,672	$38,280	$47,952
Change in net interest income (taxable equivalent) (2)	$5,646	$27,770	$33,416	$(4,156)	$(14,341)	$(18,497)

(1)
Total loans includes loans held for sale and excludes the allowance for credit losses. Nonaccrual loans are included in the average total loans balance.
(2)
Amounts calculated on a fully equivalent basis using the current statutory federal tax rate of 21%.

2025 Compared to 2024

Interest income increased $12.1 million, or 3.0%, to $410.9 million for the year ended December 31, 2025 from $398.8 million for the year ended December 31, 2024. Interest expense decreased $21.3 million, or 10.9%, to $174.7 million for 2025, from $196.0 million in 2024. Net interest income, on a taxable equivalent basis, increased by $33.4 million, or 16.5%, to $236.2 million in 2025, from $202.8 million in 2024. The increase in net interest income was due to lower rates paid on deposits and a higher average balance of loans, offset partially by a higher average balance of deposits and lower yields on loans. The net interest spread and net interest margin, on a taxable equivalent basis, for the year ended December 31, 2025 were 1.87% and 3.15%, respectively, compared with 1.27% and 2.78%, respectively, for 2024.

The average balance of interest earning assets increased $202.6 million, or 2.8%, to $7.51 billion for the year ended December 31, 2025 from $7.30 billion for 2024. The increase in the average balance of interest-earning assets was due mainly to a $192.0 million increase in the average balance of loans, from $6.11 billion in 2024, to $6.30 billion in 2025. Average loans were 84.0% of average interest earning assets for 2025, an increase from 83.7% for 2024. The average balance of securities increased $0.7 million, or 0.1%, to $984.2 million in 2025 from $983.4 million for 2024. The average balance of interest-bearing liabilities increased $168.2 million, or 3.6%, to $4.84 billion for 2025 compared with $4.67 billion in 2024. The average balance of money market and savings accounts and time deposits accounts increased $229.8 million and $12.3 million, respectively, which were offset by decreases in the average balance of borrowings and interest-bearing demand deposits of $71.7 million and $2.6 million, respectively.

The average yield on interest-earning assets, on a taxable equivalent basis, increased two basis points to 5.48% in 2025 from 5.46% in 2024, due primarily to the average yield on securities which, on a taxable equivalent basis, increased to 2.60% for 2025 from 2.22% for 2024, as the Company invested in higher-yielding securities as older, lower-yielding securities matured. Within interest-earning assets, the decline in market rates adversely impacted loan yields, which decreased three basis points to 5.96% for the year ended December 31, 2025, from 5.99% for 2024. Similarly, the average rate paid on interest-bearing liabilities decreased by 59 basis points to 3.61% for 2025 from 4.20% for 2024, reflecting a decline in the rates paid on money market and time deposit accounts during 2025 and the lower percentage of time deposits in the deposit portfolio. The average rate paid on interest-bearing deposits decreased from 4.16% in 2024, to 3.56% in 2025, while the average rate paid on borrowings increased from 4.38% in 2024, to 4.52% in 2025.

2024 Compared to 2023

Interest income, on a taxable equivalent basis, increased $29.5 million, or 8.0%, to $398.8 million for the year ended December 31, 2024 from $369.3 million for the year ended December 31, 2023. Interest expense increased $48.0 million, or 32.4%, to $196.0 million for 2024, from $148.1 million in 2023. Net interest income, on a taxable equivalent basis, decreased by $18.5 million, or 8.4%, to $202.8 million in 2024, from $221.3 million in 2023. The decrease in net interest income was due to higher rates paid on deposits and borrowings, and a higher average balance of deposits, offset partially by higher yields on loans and higher average balances of loans. The net interest spread and net interest margin, on a taxable equivalent basis, for the year ended December 31, 2024 were 1.27% and 2.78%, respectively, compared with 1.74% and 3.08%, respectively, for 2023.

The average balance of interest earning assets increased $120.1 million, or 1.7%, to $7.30 billion for the year ended December 31, 2024 from $7.18 billion for 2023. The increase in the average balance of interest-earning assets was due mainly to a $142.4 million increase in the average balance of loans, from $5.97 billion in 2023, to $6.11 billion in 2024. Average loans were 83.7% of average interest-earning assets for 2024, an increase from 83.1% for 2023. The average balance of securities increased $16.2 million, or 1.7%, to $983.4 million in 2024 from $967.2 million for 2023. The average balance of interest-bearing liabilities increased $328.4 million, or 7.6%, to $4.67 billion for 2024 compared to $4.34 billion in 2023. The average balance of money market and savings and time deposits accounts increased $322.6 million and $62.0 million, respectively, offset by decreases in the average balance of borrowings and interest-bearing demand deposits of $43.2 million and $13.6 million, respectively.

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

Credit Loss Expense

As a result of credit risks inherent in our lending business, we recognize an allowance for credit losses through charges to credit loss expense. These charges pertain not only to our outstanding loan portfolio, but also to off-balance sheet items, such as commitments to extend credit. Credit loss expense for our outstanding loan portfolio is recorded to the allowance for credit losses. The allowance for off-balance sheet items is included in accrued expenses and other liabilities.

2025 Compared to 2024

Credit loss expense for 2025 was $14.4 million, compared with a credit loss expense of $4.4 million for 2024. The 2025 credit loss expense included a $14.2 million credit loss expense for loan losses and a $0.2 million credit loss expense for off-balance sheet items. The credit loss expense for 2024 included a $4.8 million credit loss expense for loans and a $0.4 million credit loss recovery for off-balance sheet items. The increased credit loss expense in 2025 primarily reflects an $8.6 million charge-off of a syndicated commercial real estate office loan during the second quarter of 2025.

2024 Compared to 2023

Credit loss expense for 2024 was $4.4 million, compared with a credit loss expense of $4.3 million for 2023. The 2024 credit loss expense included a $4.8 million credit loss expenses for loan losses and a $0.4 million credit loss recovery for off-balance sheet items. The credit loss expense for 2023 was comprised of a $4.9 million credit loss for loan losses and a $0.6 million credit loss recovery for off-balance sheet items.

Noninterest Income

The following table sets forth the various components of noninterest income for the years indicated:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Service charges on deposit accounts	$8,742	$9,381	$10,147
Trade finance and other service charges and fees	6,144	5,309	4,832
Servicing income	3,346	3,005	3,177
Bank-owned life insurance income	2,591	1,578	792
All other operating income	3,431	3,871	5,458
Service charges, fees and other	24,254	23,144	24,406
Gain on sale of SBA loans	7,808	6,112	5,701
Gain on sale of residential mortgage loans	1,913	1,469	—
Net loss on sales of securities	—	—	(1,871)
Gain on sale of bank premises	—	860	4,000
Legal settlement	—	—	1,943
Total noninterest income	$33,975	$31,585	$34,179

2025 Compared to 2024

For the year ended December 31, 2025, noninterest income was $34.0 million, an increase of $2.4 million, or 7.6%, compared to $31.6 million for the same period in 2024. The increase was primarily due to a $1.7 million increase in gain on the sale of SBA loans, a $1.0 million increase in bank-owned life insurance income from death benefit claims, and a $0.8 million increase in trade finance and other service charges and fees due a higher volume of annual trade finance extensions and standby letters of credit. Those items were partially offset by the absence in 2025 of a $0.9 million gain on the sale of a bank branch in 2024. The volume of SBA loans sold in 2025 increased to $130.0 million from $93.7 million for 2024, while trade premiums decreased to 7.45% for 2025, from 8.18% for 2024. The volume of residential mortgage loans sold increased to $111.3 million for 2025, from $88.4 million for 2024, while trade premiums increased to 2.49% for 2025, from 2.16% for 2024.

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

Noninterest Expense

The following table sets forth various components of noninterest expense for the years indicated:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Salaries and employee benefits	$87,676	$83,368	$81,398
Occupancy and equipment	17,639	17,845	18,340
Data processing	15,472	14,876	13,695
Professional fees	7,514	6,956	6,255
Supplies and communications	2,028	2,261	2,479
Advertising and promotion	3,104	3,028	3,105
All other operating expenses	14,206	13,173	11,306
Subtotal	147,639	141,507	136,578
Branch consolidation expense	—	301	—
Other real estate owned expense (income)	72	(1,483)	(166)
Repossessed personal property expense	88	1,010	115
Total noninterest expense	$147,799	$141,335	$136,527

2025 Compared to 2024

For the year ended December 31, 2025, noninterest expense was $147.8 million, an increase of $6.5 million, or 4.6%, compared with $141.3 million for 2024. The increase in noninterest expense was due to increases in salaries and employee benefits, lower other-real-estate-owned income, higher other operating expenses, and higher professional fees, partially offset by lower repossessed personal property expense. Salaries and employee benefits increased $4.3 million, due primarily to merit increases and investment in new talent. The decrease in other-real-estate-owned income was due to the absence of a $1.6 million gain on the sale of property in 2024. All other operating expenses, which increased $1.0 million, primarily reflected a $0.9 million increase in loan-related expenses. Professional fees, which increased by $0.6 million, reflected higher legal fees, partially offset by lower consulting and advisory fees. The decrease in repossessed personal property expense of $0.9 million was due to fewer losses on the sales of repossessed leasing assets.

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

Income Tax Expense

For the years ended December 31, 2025, 2024 and 2023, income tax expense was $31.8 million, $26.4 million and $34.5 million, respectively. The effective tax rate for the years ended December 31, 2025, 2024 and 2023 was 29.5%, 29.8% and 30.1%, respectively.

Income taxes are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 11 — Income Taxes” presented elsewhere herein.

Financial Condition

Securities Portfolio

As of December 31, 2025, our securities portfolio was composed of mortgage-backed securities, collateralized mortgage obligations, debt securities issued by U.S. government agencies and sponsored agencies and tax-exempt municipal bonds. Most of the securities carried fixed interest rates. Other than holdings of U.S. government and agency securities, there were no securities of any one issuer exceeding 10% of stockholders’ equity as of December 31, 2025, 2024 or 2023.

As of December 31, 2025, securities, all of which were classified as available for sale, decreased $25.2 million, or 2.8%, to $880.6 million from $905.8 million as of December 31, 2024. The decrease was primarily attributable to $233.3 million in payments and maturities, partially offset by $173.1 million in purchases and a $37.6 million decrease in net unrealized losses.

The following table summarizes the contractual maturity schedule for securities, at amortized cost, and their cost-weighted average yield as of December 31, 2025:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$103,513	3.92%	$25,056	3.84%	$—	—%	$—	—%	$128,569	3.91%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	—	2,028	3.29	157,523	1.47	251,672	2.27	411,223	1.97
Mortgage-backed securities - commercial	967	0.66	3,183	3.46	—	—	67,601	2.48	71,751	2.50
Collateralized mortgage obligations	—	—	54	1.32	1,227	1.04	186,839	4.30	188,120	4.28
Debt securities	54,570	1.46	12,489	1.01	—	—	—	—	67,059	1.38
Total U.S. government agency and sponsored agency obligations	55,537	1.45	17,754	1.71	158,750	1.47	506,112	3.05	738,153	2.56
Municipal bonds-tax exempt	—	—	—	—	72,900	1.33	2,138	1.70	75,038	1.34
Total securities available for sale	$159,050	3.06%	$42,810	2.96%	$231,650	1.42%	$508,250	3.04%	$941,760	2.64%

Loan Portfolio

As of December 31, 2025, 2024 and 2023, total loans (excluding loans held for sale), net of deferred loan costs and discounts, were $6.56 billion, $6.25 billion and $6.18 billion, respectively, representing an increase of $312.0 million, or 5.0%, for 2025 and an increase of $68.9 million, or 1.1%, for 2024. The $312.0 million net increase in loans for 2025 was due to production of $1.62 billion, offset by payoffs, prepayments, and amortization of $947.3 million, sales of $241.7 million and other changes of $120.1 million. Loan originations in 2025 consisted of $561.3 million of commercial real estate loans, $389.3 million of commercial and industrial loans, $312.3 million of residential/consumer loans, $167.2 million of equipment financing agreements, and $191.1 million of SBA loans. Loan growth during the year ended December 31, 2025 was driven primarily by our strategic initiatives, including expansion of the commercial and industrial and residential real estate portfolios and reduction of commercial real estate exposure.

The table below shows the maturity distribution of outstanding loans (before the allowance for credit losses and excluding loans held for sale) as of December 31, 2025. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$211,724	$346,722	$362,742	$133,295	$77,956	$1,132,439
Hospitality	195,065	278,120	341,370	14,441	18,993	847,989
Office	244,150	200,091	36,050	12,931	10,046	503,268
Other	409,419	462,585	539,836	80,838	39,989	1,532,667
Total commercial property loans	1,060,358	1,287,518	1,279,998	241,505	146,984	4,016,363
Construction	9,745	3,997	—	—	—	13,742
Residential	3,592	283	210	7,774	1,038,013	1,049,872
Total real estate loans	1,073,695	1,291,798	1,280,208	249,279	1,184,997	5,079,977
Commercial and industrial loans	436,372	159,231	258,442	220,863	—	1,074,908
Equipment financing agreements	34,950	201,994	157,239	14,300	—	408,483
Total loans	$1,545,017	$1,653,023	$1,695,889	$484,442	$1,184,997	$6,563,368
Loans with predetermined interest rates	$936,954	$960,523	$626,369	$24,500	$260,538	$2,808,884
Loans with variable interest rates	$608,063	$692,500	$1,069,520	$459,942	$924,459	$3,754,484

The table below shows the maturity distribution of outstanding loans (before the allowance for credit losses and excluding loans held for sale) with fixed or predetermined interest rates due after one year, as of December 31, 2025.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$162,771	$195,719	$192,089	$15	$442	$551,036
Hospitality	148,888	154,637	38,046	—	—	341,571
Office	170,090	162,805	16,539	—	—	349,434
Other	278,534	237,047	213,493	4,448	3,175	736,697
Total commercial property loans	760,283	750,208	460,167	4,463	3,617	1,978,738
Construction	—	—	—	—	—	—
Residential	1,420	—	9	3,975	256,921	262,325
Total real estate loans	761,703	750,208	460,176	8,438	260,538	2,241,063
Commercial and industrial loans	140,301	8,321	8,954	1,762	—	159,338
Equipment financing agreements	34,950	201,994	157,239	14,300	—	408,483
Total loans	$936,954	$960,523	$626,369	$24,500	$260,538	$2,808,884

The table below shows the maturity distribution of outstanding loans (before the allowance for credit losses and excluding loans held for sale) with variable (floating, adjustable, or hybrid) interest rates due after one year, as of December 31, 2025.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$48,953	$151,003	$170,653	$133,280	$77,514	$581,403
Hospitality	46,177	123,483	303,324	14,441	18,993	506,418
Office	74,060	37,286	19,511	12,931	10,046	153,834
Other	130,885	225,538	326,343	76,390	36,814	795,970
Total commercial property loans	300,075	537,310	819,831	237,042	143,367	2,037,625
Construction	9,745	3,997	—	—	—	13,742
Residential	2,172	283	201	3,799	781,092	787,547
Total real estate loans	311,992	541,590	820,032	240,841	924,459	2,838,914
Commercial and industrial loans	296,071	150,910	249,488	219,101	—	915,570
Equipment financing agreements	—	—	—	—	—	—
Total loans	$608,063	$692,500	$1,069,520	$459,942	$924,459	$3,754,484

As of December 31, 2025, the loan portfolio included the following concentrations of commercial loan types to borrowers in industries that represented greater than 10% of total loans:

	Balance as of December 31, 2025	Percentage of Loans Receivable Outstanding
	(dollars in thousands)
Lessor of nonresidential buildings	$1,559,667	23.8%
Hospitality	$847,412	12.9%

Federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. While the Company does not have a concentration in commercial real estate loans from a regulatory standpoint, it continues to refine information reviewed related to commercial real estate and to implement additional monitoring and testing of commercial real estate loans. In this regard, as of December 31, 2025, management has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring loan portfolio performance and stressing of the commercial real estate portfolio under adverse economic conditions.

Loan Quality Indicators

Loans 30 to 89 days past due and still accruing were $19.9 million, $18.5 million and $10.3 million as of December 31, 2025, 2024 and 2023, respectively, representing an increase of $1.4 million, or 7.6%, for 2025 and an increase of $8.2 million, or 79.8%, for 2024. The increase for 2025 was primarily attributable to $2.3 million and $1.1 million of increases in past due and still accruing commercial real estate loans and SBA loans, respectively, partially offset by a $2.5 million decrease in equipment financing agreements that were 30 to 89 days past due and still accruing. At December 31, 2025, equipment financing agreements comprised 6.2% of the total loan portfolio, compared with 7.8% at December 31, 2024. Of these, 1.56% were 30 to 89 days delinquent and still accruing at December 31, 2025, compared with 1.59% at December 31, 2024.

At December 31, 2025, 2024 and 2023, there were no loans 90 days or more past due and still accruing interest.

Activity in criticized loans was as follows for the years ended December 31:

	2025	2024
	(in thousands)
Special Mention
Balance at beginning of period	$139,613	$65,315
Additions:
Downgrades from pass loans	59,551	144,776
Upgrades from classified loans	—	1,017
Total additions	59,551	145,793
Reductions:
Upgrades to pass loans	(126,566)	(27,174)
Downgrades to classified loans	—	(36,887)
Payoffs and paydowns	(1,485)	(7,434)
Total reductions	(128,051)	(71,495)
Balance at end of period	$71,113	$139,613

Classified
Balance at beginning of period	$25,683	$31,367
Additions:
Downgrades	39,980	57,792
Total additions	39,980	57,792
Reductions:
Upgrades	(7,781)	(2,735)
Payoffs and paydowns	(10,101)	(22,544)
Transfer to loans held for sale	—	(28,320)
Charge-offs	(19,901)	(9,104)
Other reductions	(1,989)	(773)
Total reductions	(39,772)	(63,476)
Balance at end of period	$25,891	$25,683

Special mention loans decreased $68.5 million, or 49.1%, to $71.1 million at December 31, 2025 from $139.6 million at December 31, 2024. The decrease included upgrades to pass loans of $126.6 million and pay-downs and payoffs of $1.5 million, partially offset by downgrades from pass loans of $59.6 million. The upgrades included two commercial real estate loans in the hospitality industry during the second quarter of 2025, totaling $105.8 million, and two commercial and industrial loans during the first quarter of 2025, totaling $20.5 million. Downgrades included one of the two commercial real estate loans that had been previously upgraded during the second quarter which, at the time of downgrade during the fourth quarter, had received a paydown of $21.0 million, resulting in a balance of $55.0 million. At the time of its previous upgrade into pass-rated loans during the second quarter, it had a balance of $76.0 million.

Classified loans increased $0.2 million, or 0.8%, to $25.9 million at December 31, 2025, from $25.7 million at December 31, 2024. This activity comprised $29.2 million of loan downgrades and $10.8 million of equipment financing agreement downgrades, partially offset by $19.9 million of charge-offs, $10.1 million of paydowns and payoffs, $7.8 million of upgrades, and $2.0 million transferred to other-real-estate-owned. The loan downgrades included a $20.0 commercial real estate office loan in the first quarter of 2025, which received an $8.6 million partial charge-off in the second quarter of 2025, and a $1.8 million commercial real estate loan in the hospitality industry in the first quarter of 2025, which was subsequently transferred to other-real-estate-owned in the third quarter of 2025. The $7.8 million of upgrades to pass loans included two commercial real estate loans, one for $3.9 million in the second quarter of 2025 and one for $3.1 million in the third quarter of 2025.

Charge-offs, pay downs and payoffs, and upgrades included $9.9 million, $3.4 million, and $0.9 million, respectively, of equipment financing agreements.

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

Except for nonperforming loans discussed below, management is not aware of any loans as of December 31, 2025 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date.

Activity in nonperforming loans was as follows for the years ended December 31:

	2025	2024
	(in thousands)
Nonperforming Loans
Balance at beginning of period	$14,272	$15,474
Additions:
Downgrades - equipment financing agreements	10,504	14,283
Downgrades - all other loans	27,331	38,290
Total additions	37,835	52,573
Reductions:
Upgrades, equipment financing agreements	(955)	(31)
Upgrades, all other loans	(4,811)	(1,156)
Charge-offs, equipment financing agreements	(9,843)	(8,650)
Charge-offs, all other loans	(9,438)	(382)
Payoffs and paydowns, equipment financing agreements	(3,419)	(4,096)
Payoffs and paydowns, all other loans	(3,534)	(11,140)
Transfer to other-real-estate-owned	(1,995)	—
Transfer to loans held for sale	—	(28,320)
Total reductions	(33,995)	(53,775)
Balance at end of period	$18,112	$14,272

Nonperforming loans were $18.1 million and $14.3 million as of December 31, 2025 and 2024, respectively, representing an increase of $3.8 million, or 26.6%, for 2025. This increase was due to downgrades of $37.8 million, which were partially offset by charge-offs of $19.3 million, upgrades of $5.8 million, payoffs and paydowns of $7.0 million, and transfers to other-real-estate-owned of $2.0 million. The loan downgrades in 2025 included a $20.0 commercial real estate office loan in the first quarter of 2025, which received an $8.6 million partial charge-off in the second quarter of 2025, and a $1.8 million commercial real estate loan in the hospitality industry in the first quarter of 2025, which was subsequently transferred to other-real-estate-owned in the third quarter of 2025. At December 31, 2025, 1.3% of equipment financing agreements were classified as nonaccrual, compared with 1.8% at December 31, 2024. At December 31, 2025 and 2024, all loans 90 days or more past due were classified as nonaccrual.

The $18.1 million of nonperforming loans as of December 31, 2025 had individually evaluated allowances of $3.4 million, compared with $14.3 million of nonperforming loans with individually evaluated allowances of $6.2 million as of December 31, 2024. The allowance for credit losses on individually evaluated loans decreased $2.8 million to $3.4 million as of December 31, 2025, compared with $6.2 million as of December 31, 2024. The decrease was primarily due to $3.8 million of charge-offs during 2025 of equipment financing agreements that were individually evaluated at December 31, 2024.

Nonperforming assets were $20.1 million at December 31, 2025, or 0.26% of total assets, compared with $14.4 million, or 0.19%, at December 31, 2024. Additionally, not included in nonperforming assets was repossessed personal property associated with equipment financing agreements of $0.6 million at December 31, 2025 and 2024.

At December 31, 2025, OREO consisted of two properties with an aggregate carrying value of $2.0 million. At December 31, 2024, OREO consisted of one property with a carrying value of $0.1 million.

Individually Evaluated Loans

The Company reviews all loans on an individual basis when they do not share similar risk characteristics with loan pools. Individually evaluated loans are measured for expected credit losses based on the present value of expected cash flows discounted at the effective interest rate, the observable market price, or the fair value of collateral.

Individually evaluated loans were $18.1 million, $14.3 million and $15.4 million as of December 31, 2025, 2024 and 2023, respectively, representing an increase of $3.8 million, or 26.9%, for 2025, and an increase of $5.6 million, or 56.8%, for 2024. The increase in 2025 was due to the addition of $15.7 million of new individually-evaluated loans, partially offset by a decrease of $11.9 million due to paydowns, upgrades to collectively-evaluated status, and charge-offs. Included in the $15.7 million of new individually evaluated loans is a $10.2 million collateral-dependent commercial real estate office loan that was on nonaccrual status at December 31, 2025.

A borrower is experiencing financial difficulties when there is a probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. The Company may grant a concession by providing principal forgiveness, a term extension, an other-than-insignificant payment delay, interest only, payment deferrals, or an interest rate reduction.

No loans were modified to borrowers experiencing financial difficulty during the twelve months ended December 31, 2025.

During the twelve months ended December 31, 2025, there were no payment defaults on loans modified within the preceding twelve months.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

The Company’s estimate of the allowance for credit losses at December 31, 2025 and 2024 reflected losses expected over the remaining contractual life of the assets based on historical, current, and forward-looking information. The contractual term does not consider extensions, renewals or modifications.

At December 31, 2025, the Company used forward-looking, econometric, and loan-level (or pool-level) methodologies from Moody's to estimate lifetime expected losses, incorporating macroeconomic forecasts, historical loss data, and probability-weighted scenarios. Loans that do not share similar risk characteristics are individually evaluated for allowances.

The Company applies a lifetime reasonable and supportable forecast period, leveraging Moody's long-term outlook for various loss factors. The Company's historical loss experience is benchmarked against Moody's Credit Research Database's lifetime loss rates, with adjustments made for the Company's unique loss characteristics. The quantitative results are further adjusted as appropriate to account for qualitative considerations. When estimating qualitative factors, the Company takes into account market, industry, and business-specific data, changes in the underlying portfolio composition, trends relating to credit quality and delinquencies, and reasonable and supportable economic forecasts.

For the years ended December 31, 2025 and 2024, the Company relied on the economic projections from Moody's to inform its loss driver forecasts. The methodology for calculating the allowance for credit losses is discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies —

Allowance for credit losses and Allowance for credit losses related to off-balance sheet items" and "Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies."

The table below presents the allowance for credit losses by portfolio segment as a percentage of the total allowance for credit losses and loans by portfolio segment as a percentage of the aggregate investment of total loans for the periods presented:

	As of December 31,
	2025				2024
	Allowance Amount	% of Total Allowance	Total Loans	% of Total Loans	Allowance Amount	% of Total Allowance	Total Loans	% of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$9,999	14.3%	$1,132,439	17.3%	$10,171	14.5%	$1,068,978	17.1%
Hospitality	8,737	12.5	847,989	12.9	15,302	21.8	848,134	13.6
Office	5,700	8.2	503,268	7.7	3,935	5.6	568,861	9.1
Other	14,078	20.1	1,532,667	23.4	8,243	11.8	1,385,051	22.2
Total commercial property loans	38,514	55.1	4,016,363	61.3	37,651	53.7	3,871,024	62.0
Construction	208	0.3	13,742	0.2	1,664	2.4	78,598	1.3
Residential	12,948	18.5	1,049,872	16.0	5,784	8.2	951,302	15.2
Total real estate loans	51,670	73.9	5,079,977	77.5	45,099	64.3	4,900,924	78.5
Commercial and industrial loans	7,792	11.1	1,074,908	16.4	10,006	14.3	863,431	13.8
Equipment financing agreements	10,441	15.0	408,483	6.1	15,042	21.4	487,022	7.7
Total	$69,903	100.0%	$6,563,368	100.0%	$70,147	100.0%	$6,251,377	100.0%

The following table sets forth certain information regarding certain ratios related to our allowance for credit losses for the periods presented:

	As of and for the Year Ended December 31,
	2025	2024	2023
	(dollars in thousands)
Ratios:
Allowance for credit losses to loans	1.07%	1.12%	1.12%
Nonaccrual loans to loans	0.28%	0.23%	0.25%
Allowance for credit losses to nonaccrual loans	385.95%	491.50%	448.89%

Balance:
Nonaccrual loans at end of period	$18,112	$14,272	$15,474
Nonperforming loans at end of period	$18,112	$14,272	$15,474

The allowance for credit losses was $69.9 million at December 31, 2025 compared with $70.1 million at December 31, 2024. The allowance for credit losses as a percentage of loans was 1.07% as of December 31, 2025 and 1.12% as of December 31, 2024. The allowance attributed to loans individually evaluated was $3.4 million at December 31, 2025 compared with $6.2 million at December 31, 2024. The allowance attributed to loans collectively evaluated was $66.5 million at December 31, 2025, compared with $64.0 million at December 31, 2024.

The following table presents a summary of net charge-offs (recoveries) for the loan portfolio:

	For the year ended December 31,
	2025			2024			2023
	Average Loans	Net (Charge-offs) Recoveries	Net (Charge-offs) Recoveries to Average Loans	Average Loans	Net (Charge-offs) Recoveries	Net (Charge-offs) Recoveries to Average Loans	Average Loans	Net (Charge-offs) Recoveries	Net (Charge-offs) Recoveries to Average Loans
	(dollars in thousands)
Commercial real estate loans	$3,963,919	$(8,515)	(0.21)%	$3,874,291	$451	0.01%	$3,769,283	$(322)	(0.01)%
Construction loans	—	—	—	—	226	—	—	—	—
Residential loans	1,004,057	4	0.00	952,709	3	0.00	873,904	7	0.00
Commercial and industrial loans	885,308	1,406	0.16	748,077	2,906	0.39	729,382	432	0.06
Equipment financing agreements	449,440	(7,302)	(1.62)	535,636	(7,719)	(1.44)	595,770	(7,160)	(1.20)
Total	$6,302,724	$(14,407)	(0.23)%	$6,110,713	$(4,133)	(0.07)%	$5,968,339	$(7,043)	(0.12)%

For the year ended December 31, 2025, gross charge-offs were $21.0 million, an increase of $9.4 million, or 81.1%, from $11.6 million for 2024, and gross recoveries were $6.6 million, a decrease of $0.8 million, or 11.3%, from $7.5 million for

2024. This resulted in net charge-offs of $14.4 million and $4.1 million for the years ended December 31, 2025 and 2024, respectively. Charge-offs for the year ended December 31, 2025 included $8.6 million on a syndicated commercial real estate office loan and $10.1 million of equipment financing agreements. Recoveries for the year ended December 31, 2025 primarily consisted of $2.0 million from a loan in the healthcare industry and $2.8 million of equipment financing agreements.

The allowance for off-balance sheet exposures was $2.3 million, $2.1 million and $2.5 million, as of December 31, 2025, 2024 and 2023 respectively. This represents an increase of $0.2 million, or 9.5%, in 2025 and a decrease of $0.4 million, or 16.2%, in 2024. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality, prevailing economic conditions and economic forecasts, we believe these allowances were adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of December 31, 2025.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	As of December 31,
	2025		2024		2023
	Balance	%	Balance	%	Balance	%
	(dollars in thousands)
Demand – noninterest-bearing	$2,015,212	30.2%	$2,096,634	32.6%	$2,003,596	31.9%
Interest-bearing:
Demand	74,799	1.1	80,323	1.2	87,452	1.4
Money market and savings	2,084,218	31.2	1,933,535	30.0	1,734,659	27.6
Uninsured amount of time deposits more than $250,000:
Three months or less	317,086	4.7	225,015	3.5	186,321	3.0
Over three months through six months	276,791	4.1	219,304	3.4	201,085	3.2
Over six months through twelve months	156,750	2.3	202,966	3.2	222,683	3.5
Over twelve months	159	—	14	—	70,932	1.1
All other insured time deposits	1,752,635	26.2	1,677,985	26.1	1,773,846	28.2
Total deposits	$6,677,650	100.0%	$6,435,776	100.0%	$6,280,574	100.0%

Total deposits were $6.68 billion, $6.44 billion and $6.28 billion as of December 31, 2025, 2024 and 2023, respectively, representing an increase of $241.9 million, or 3.8%, for 2025, and an increase of $112.5 million, or 1.8%, for 2024. The increase in total deposits for 2025 was primarily attributable to an increase of $150.7 million in money market and savings accounts and an increase of $178.1 million in time deposits, offset by a decrease of $81.4 million in non-interest bearing demand deposits and a decrease of $5.5 million in interest-bearing demand deposits. The changes in the deposit composition from 2024 to 2025 were primarily due to customers moving their deposits to higher-yielding deposit products in the declining interest rate environment. At December 31, 2025, the loan-to-deposit ratio was 98.3% compared with 97.1% at December 31, 2024.

The average balance of deposits for the years ended December 31, 2025, 2024 and 2023 was $6.57 billion, $6.31 billion and $6.19 billion, respectively. The average balance of deposits increased 4.1%, 1.9%, and 4.0% in 2025, 2024 and 2023, respectively.

As of December 31, 2025, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $2.92 billion. The aggregate amount of our uninsured time deposits was $750.8 million. Other uninsured deposits, such as demand deposits and money market and savings deposits were $2.17 billion. In addition, $1.34 billion of total uninsured deposits were in accounts with balances of $5.0 million or more at December 31, 2025.

Borrowings and Subordinated Debentures

The Bank’s wholesale funds have historically consisted of FHLB advances, brokered deposits, and State of California time deposits. FHLB advances allow for open basis (no maturity) borrowing or term borrowing. Borrowing terms can be overnight or for finite periods of time. At December 31, 2025, the Bank had $150.0 million of FHLB advances, all of which were overnight advances. This represented a decrease of $112.5 million from $262.5 million at December 31, 2024, as funds from deposit growth not used to fund loan production were used to pay off borrowings. At December 31, 2024, FHLB advances included $37.5 million of term advances and $225.0 million of open advances.

As of December 31, 2025 and 2024, the Bank had $88.5 million and $60.7 million of brokered deposits, respectively. The Bank had $150.0 million and $120.0 million of State of California time deposits at December 31, 2025 and 2024, respectively.

The following is a summary of contractual maturities of FHLB advances greater than twelve months:

	December 31, 2025		December 31, 2024
FHLB of San Francisco	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Advances due over 12 months through 24 months	$—	—%	$37,500	4.58%
Advances due over 24 months through 36 months	—	—	—	—
Outstanding advances over 12 months	$—	—%	$37,500	4.58%

The following is financial data pertaining to FHLB advances:

	As of December 31,
	2025	2024	2023
	(dollars in thousands)
Weighted-average interest rate at end of year	4.02%	4.75%	4.69%
Weighted-average interest rate during the year	4.52%	4.37%	3.48%
Average balance of FHLB advances	$82,390	$154,112	$197,390
Maximum amount outstanding at any month-end	$150,000	$350,000	$450,000

Subordinated debentures were $130.5 million as of December 31, 2025 and $130.6 million as of December 31, 2024. Subordinated debentures were comprised of fixed-to-floating subordinated notes of $108.7 million and $108.5 million as of December 31, 2025 and 2024, respectively, and junior subordinated deferrable interest debentures of $21.7 million and $22.1 million as of December 31, 2025 and 2024, respectively. See “Note 10 - Subordinated Debentures” to the consolidated financial statements for more details.

Stockholders' Equity

Stockholders’ equity at December 31, 2025 was $796.4 million, an increase of $64.2 million from $732.2 million at December 31, 2024. 2025 net income, net of $32.6 million of dividends paid, added $43.5 million to stockholders' equity for the period. In addition, the increase during 2025 includes a $27.0 million decrease in unrealized after-tax losses on securities available for sale due to changes in intermediate-term interest rates.

During 2025, Hanmi repurchased 393,298 shares of its common stock at an average share price of $23.91 for a total cost of $9.4 million. At December 31, 2025, 837,202 shares remain under the Company’s share repurchase program. On January 29, 2026, the Board of Directors authorized an expansion of the share repurchase program, adding 1.5 million shares to the 837,202 shares remaining as of December 31, 2025, bringing total repurchase capacity to approximately 2.3 million shares.

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

The Company performs simulation modeling to measure sensitivity of its interest-earning assets and interest-bearing liabilities to changes in interest rates. It consists of forecasting the net interest income and measuring the economic value of equity in scenarios of instantaneous parallel shifts in the yield curve, and measuring changes from the current rate scenario. The following table summarizes the results as of December 31, 2025. The results are compared to policy limits, which for net interest income, specify the maximum tolerance level over a 1- to 12-month and a 13- to 24-month horizon.

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest Rate	Dollar	Percentage	Dollar	Percentage
(basis points)	Change	Change	Change	Change
	(dollars in thousands)
300	$21,666	7.60%	$56,431	18.03%
200	$14,826	5.20%	$38,396	12.27%
100	$8,859	3.11%	$21,229	6.78%
(100)	$(8,754)	(3.07%)	$(23,223)	(7.42%)
(200)	$(15,538)	(5.45%)	$(46,353)	(14.81%)
(300)	$(21,597)	(7.58%)	$(69,327)	(22.16%)

	Economic Value of Equity (EVE)

	Dollar	Percentage
Change in Interest Rate	Change	Change
	(dollars in thousands)
300	$83,057	8.93%
200	$62,923	6.77%
100	$44,418	4.78%
(100)	$(59,717)	(6.42%)
(200)	$(133,781)	(14.38%)
(300)	$(222,567)	(23.93%)

The estimated sensitivity does not necessarily represent our forecast, and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions, including the timing and magnitude of interest rate changes, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows.

The key assumptions, based upon loans, securities and deposits, are as follows:

Conditional prepayment rates*:
Loans	12%
Securities	6%
Deposit rate betas*:
NOW, savings, money market demand	49%
Time deposits, retail and wholesale	76%

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

The Company’s ability to pay dividends to shareholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFPI, in an amount not exceeding the greatest of: (1) retained earnings of the Bank; (2) net income of the Bank for its last fiscal year; or (3) the net income of the Bank for its current fiscal year. The Company paid $32.6 million ($1.08 per share), $30.4 million ($1.00 per share), and $30.5 million ($1.00 per share) in dividends in 2025, 2024, and 2023, respectively. As of January 1, 2026, after giving effect to the 2026 first quarter dividend declared by the Company, the Bank had the ability to pay $86.4 million of dividends without the prior approval of the Commissioner of the DFPI.

At December 31, 2025, the Bank’s total risk-based capital ratio was 14.25%, Tier 1 risk-based capital ratio was 13.17%, common equity Tier 1 capital ratio was 13.17%, and Tier 1 leverage capital ratio was 11.47%, placing the Bank in the “well capitalized” category, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00%, Tier 1 risk-based capital ratio equal to or greater than 8.00%, common equity Tier 1 capital ratio of 6.50%, and Tier 1 leverage capital ratio equal to or greater than 5.00%.

At December 31, 2025, the Company’s total risk-based capital ratio, Tier 1 risk-based capital ratio, common equity Tier 1 capital ratio and Tier 1 leverage capital ratio were 15.06%, 12.37%, 12.05%, and 10.70%, respectively, all of which exceeded the Company’s regulatory capital ratio requirements.

For a discussion of recently implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Act, see “Note 13 — Regulatory Matters” in the Notes to Consolidated Financial Statements in this Report.

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

As a means of augmenting its liquidity, the Bank increased its available borrowing capacity through the Federal Reserve Discount Window to $424.5 million at December 31, 2025, from $27.6 million at December 31, 2024. The Bank had no borrowings outstanding through the Federal Reserve Bank Discount Window as of December 31, 2025.

The Bank also maintains other sources of liquidity, including a line of credit for repurchase agreements up to $100.0 million and four unsecured federal funds lines of credit totaling $140.0 million. These sources had no outstanding balances as of December 31, 2025 and 2024.

For a discussion of our liquidity position, see “Note 22 - Liquidity” in the Notes to Consolidated Financial Statements in this Report.

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see “Note 19 — Off-Balance Sheet Commitments” in the Notes to Consolidated Financial Statements and “Item 1. Business — Off-Balance Sheet Commitments” in this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures regarding market risks in the Bank’s portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Capital Resources and Liquidity.”

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed as a part of this Report are set forth on pages 59 through 113.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2025, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that as of December 31, 2025, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of Hanmi Financial’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, management concluded that Hanmi Financial maintained effective internal control over financial reporting as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements of Hanmi Financial and its subsidiaries, has issued an audit report on the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2025 in accordance with the standards of Public Company Accounting Oversight Board (United States).

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the sections of Hanmi Financial Corporation’s Definitive Proxy Statement to be filed with the SEC in connection with its 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) entitled “Election of Directors,” “Corporate Governance Principles and Board Matters,” “Executive Compensation — Officers”, “Beneficial Ownership of Principal Stockholders and Management — Delinquent Section 16(a) Reports”, and “Insider Trading Policy and Arrangements”.

The Company maintains in effect a Code of Business Conduct and Ethics for all employees, executive officers and directors. The Code of Business Conduct and Ethics is available on the Company’s website www.hanmi.com on the “Investors Relations” page and is also available to any person without charge by sending a request to the Corporate Secretary at 900 Wilshire Boulevard, Suite 1250, Los Angeles, California 90017.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the sections of the 2026 Proxy Statement entitled “Corporate Governance and Board Matters — Director Compensation,” “— CHR Committee Interlocks and Insider Participation” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management not otherwise included herein is incorporated by reference to the 2026 Proxy Statement under the heading “Beneficial Ownership of Principal Stockholders and Management.”

Securities Authorized for Issuance under Equity Compensation Plans

The Company reduces the number of securities available for issuance under its equity compensation plans when stock awards are granted. The Company increases the number of securities available for issuance when stock awards previously granted are forfeited. Shares withheld by the Company to pay the withholding taxes related to an award do not change the number of securities available for future issuance under the Company's plans.

The following table sets forth the total number of shares available for issuance under the Company’s equity compensation plans as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	739,840
Equity compensation plans not approved by security holders	—	—	—
Total equity compensation plans	—	$—	739,840

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the sections of the 2026 Proxy Statement entitled “Corporate Governance and Board Matters — Director Independence” and “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the section of the 2026 Proxy Statement entitled “Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “Audit and Non-Audit Fees.”

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

Shareholders and the Board of Directors of

Hanmi Financial Corporation and Subsidiaries

Los Angeles, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hanmi Financial Corporation (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cashflows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans – Loss Rate Models and Reasonable and Supportable Forecasts

As described in Note 1 – Summary of Significant Accounting Policies and Note 3 – Loans, the Company estimates expected credit losses for its financial assets carried at amortized cost utilizing the current expected credit loss (“CECL”) methodology. The allowance for credit losses (“ACL”) on loans held for investment on December 31, 2025, was $69.9 million. The provision for credit losses on loans held for investment for the year ended December 31, 2025, was $14.2 million.

The Company’s allowance for credit losses methodologies incorporate a variety of risk considerations, both quantitative and qualitative, that management believes is appropriate at each reporting date. Quantitative factors within the loss rate models are driven by aggregated industry loss rate history and the weighting of various macroeconomic forecast models, which are made up of a number of specific economic factors including unemployment rates, gross domestic product growth rates, U.S. Treasury rates, BBB spreads, and Commercial Real Estate Price Index growth rates. The Company's loan portfolio characteristics are further incorporated as quantitative considerations, including risk ratings, collateral values, delinquencies, and non-performing loans. Qualitative factors are also utilized to adjust the allowance for credit losses calculation for risks not considered by the quantitative calculations. These qualitative factors include the Bank's historical loan loss trends, concentrations of credit, loan policy exception rate trends, changes in lending management and staff, quality of the loan review system, and changes in prepayment rates.

The audit procedures over the loss rate models and determination and testing of management’s selection of macroeconomic forecasts and associated weightings involved a high degree of auditor judgment and required significant audit effort, including the use of more experienced audit personnel and our valuation specialists due to its complexity. Therefore, we identified the auditing of the Company's loss rate models and the selection of forecasted macroeconomic scenarios and their weighting as a critical audit matter.

The primary audit procedures we performed to address this critical audit matter included the following:

Tested the operating effectiveness of management’s internal controls specific to:

•
The performance of model validation, including tests of model data, conceptual soundness, outcome analysis, model governance, and model reperformance and replication
•
Determining the reasonableness of the forecasted macroeconomic scenarios and weightings used in the model
•
The Company’s allowance committee’s evaluation of the reasonable and supportable forecasts, adjustments, and overall assessment of the ACL

Substantively tested the Company's loss rate models and application of macroeconomic scenario selections, weightings, and related factors including:

•
Evaluated management’s judgments in the selection and application of the forecasted macroeconomic scenarios
•
Used the work of our specialists to evaluate the ACL model, including its conceptual design, third-party technical papers, and management’s applicability analysis, model validation, and internal back-testing, and to perform univariate directionality testing
•
Used the work of our specialists to assist in evaluating the relevance and reliability of data used by the Company’s third-party vendor to develop forecast scenarios
•
Performed historical trends analysis and substantive analytical procedures to evaluate the directional consistency of the ACL model with trends in observable macroeconomic indicators

/s/ Crowe LLP

We have served as the Company's auditor since 2019.

Sacramento, California

February 27, 2026

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands except share data)

	December 31,
	2025	2024

Assets
Cash and due from banks	$212,841	$304,800
Securities available for sale, at fair value (amortized cost of $941,760 and $1,004,563 as of December 31, 2025 and 2024, respectively)	880,624	905,798
Loans held for sale, at the lower of cost or fair value	7,403	8,579
Loans, net of allowance for credit losses of $69,903 and $70,147 as of December 31, 2025 and 2024, respectively	6,493,465	6,181,230
Accrued interest receivable	24,466	22,937
Premises and equipment, net	20,378	21,404
Customers' liability on acceptances	125	1,226
Servicing assets	6,459	6,457
Goodwill	11,031	11,031
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	40,467	44,901
Bank-owned life insurance	56,697	57,168
Prepaid expenses and other assets	98,844	96,009
Total assets	$7,869,185	$7,677,925

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,015,212	$2,096,634
Interest-bearing	4,662,438	4,339,142
Total deposits	6,677,650	6,435,776
Accrued interest payable	34,783	34,824
Bank's liability on acceptances	125	1,226
Borrowings	150,000	262,500
Subordinated debentures ($135,995 and $136,800 face amount less unamortized discount and debt issuance costs of $5,532 and $6,162 as of December 31, 2025 and 2024, respectively)	130,463	130,638
Accrued expenses and other liabilities	79,778	80,787
Total liabilities	7,072,799	6,945,751
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 34,287,779 shares (29,894,757 shares outstanding) and 34,151,464 shares (30,195,999 shares outstanding) as of December 31, 2025 and 2024, respectively	34	34
Additional paid-in capital	594,667	591,069
Accumulated other comprehensive loss, net of tax benefit of $17,822 and $28,576 as of December 31, 2025 and 2024, respectively	(43,175)	(70,723)
Retained earnings	394,335	350,869
Less: treasury stock; 4,393,022 shares and 3,955,465 shares as of December 31, 2025 and 2024, respectively	(149,475)	(139,075)
Total stockholders’ equity	796,386	732,174
Total liabilities and stockholders’ equity	$7,869,185	$7,677,925

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Interest and dividend income:
Interest and fees on loans	$375,760	$366,153	$339,811
Interest on securities	25,345	21,583	16,938
Dividends on FHLB stock	1,433	1,436	1,229
Interest on deposits in other banks	8,390	9,611	11,350
Total interest and dividend income	410,928	398,783	369,328
Interest expense:
Interest on deposits	164,705	182,692	134,708
Interest on borrowings	3,727	6,746	6,867
Interest on subordinated debentures	6,306	6,571	6,482
Total interest expense	174,738	196,009	148,057
Net interest income before credit loss expense	236,190	202,774	221,271
Credit loss expense	14,439	4,419	4,342
Net interest income after credit loss expense	221,751	198,355	216,929
Noninterest income:
Service charges on deposit accounts	8,742	9,381	10,147
Trade finance and other service charges and fees	6,144	5,309	4,832
Gain on sale of SBA loans	7,808	6,112	5,701
Gain on sale of residential mortgage loans	1,913	1,469	—
Net loss on sales of securities	—	—	(1,871)
Other operating income	9,368	9,314	15,370
Total noninterest income	33,975	31,585	34,179
Noninterest expense:
Salaries and employee benefits	87,676	83,368	81,398
Occupancy and equipment	17,639	18,146	18,340
Data processing	15,472	14,876	13,695
Professional fees	7,514	6,956	6,255
Supplies and communications	2,028	2,261	2,479
Advertising and promotion	3,104	3,028	3,105
Other operating expenses	14,366	12,700	11,255
Total noninterest expense	147,799	141,335	136,527
Income before tax	107,927	88,605	114,581
Income tax expense	31,838	26,404	34,540
Net income	$76,089	$62,201	$80,041
Basic earnings per share	$2.53	$2.06	$2.63
Diluted earnings per share	$2.51	$2.05	$2.62
Weighted-average shares outstanding:
Basic	29,852,149	30,019,815	30,269,740
Diluted	30,042,274	30,102,336	30,330,258

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$76,089	$62,201	$80,041
Other comprehensive income, net of tax:
Unrealized gain (loss):
Unrealized holding gain on available for sale securities	37,629	2,527	21,795
Unrealized gain (loss) on cash flow hedge	(128)	(2,373)	306
Unrealized gain	37,501	154	22,101
Income tax expense related to items of other comprehensive income	(9,380)	(41)	(6,351)
Other comprehensive income, net of tax, before reclassification
adjustment and deferred tax remeasurement effect	28,121	113	15,750
Reclassification adjustment for losses included in net earnings	802	1,533	1,871
Income tax benefit related to reclassification adjustment	(243)	(441)	(564)
Reclassification adjustment for losses included in net earnings, net of tax	559	1,092	1,307
Other comprehensive income, net of tax, before deferred tax remeasurement effect	28,680	1,205	17,057
Effect of deferred tax asset remeasurement due to state tax law change	(1,132)	—	—
Other comprehensive income, net of tax	27,548	1,205	17,057
Total comprehensive income	$103,637	$63,406	$97,098

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders’
	Issued	Shares	Outstanding	Stock	Capital	Income (Loss)	Earnings	at Cost	Equity
Balance at December 31, 2022	33,708,234	(3,222,613)	30,485,621	$33	$583,410	$(88,985)	$269,542	$(126,485)	$637,515
Stock options exercised	50,000	(35,273)	14,727	—	821	—	—	(821)	—
Issuance of awards pursuant to equity incentive plans, net of forfeitures	159,801	—	159,801	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	2,681	—	—	—	2,681
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(41,494)	(41,494)	—	—	—	—	(785)	(785)
Repurchase of common stock	—	(250,000)	(250,000)	—	—	—	—	(4,084)	(4,084)
Cash dividends paid (common stock, $1.00/share)	—	—	—	—	—	—	(30,535)	—	(30,535)
Net income	—	—	—	—	—	—	80,041	—	80,041
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	16,839	—	—	16,839
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	218	—	—	218
Balance at December 31, 2023	33,918,035	(3,549,380)	30,368,655	$34	$586,912	$(71,928)	$319,048	$(132,175)	$701,891
Stock options exercised	25,000	—	25,000	—	582	—	—	—	582
Issuance of awards pursuant to equity incentive plans, net of forfeitures	208,429	—	208,429	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,575	—	—	—	3,575
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(36,585)	(36,585)	—	—	—	—	(586)	(586)
Repurchase of common stock	—	(369,500)	(369,500)	—	—	—	—	(6,314)	(6,314)
Cash dividends paid (common stock, $1.00/share)	—	—	—	—	—	—	(30,380)	—	(30,380)
Net income	—	—	—	—	—	—	62,201	—	62,201
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	1,804	—	—	1,804
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	(599)	—	—	(599)
Balance at December 31, 2024	34,151,464	(3,955,465)	30,195,999	$34	$591,069	$(70,723)	$350,869	$(139,075)	$732,174
Issuance of awards pursuant to equity incentive plans, net of forfeitures	136,315	—	136,315	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,598	—	—	—	3,598
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(44,259)	(44,259)	—	—	—	—	(996)	(996)
Repurchase of common stock	—	(393,298)	(393,298)	—	—	—	—	(9,404)	(9,404)
Cash dividends paid (common stock, $1.08/share)	—	—	—	—	—	—	(32,623)	—	(32,623)
Net income	—	—	—	—	—	—	76,089	—	76,089
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	26,989	—	—	26,989
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	559	—	—	559
Balance at December 31, 2025	34,287,779	(4,393,022)	29,894,757	$34	$594,667	$(43,175)	$394,335	$(149,475)	$796,386

See Accompanying Notes to Consolidated Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$76,089	$62,201	$80,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,333	3,243	3,436
Amortization of servicing assets, net	2,324	2,675	2,342
Share-based compensation expense	3,598	3,575	2,681
Credit loss expense	14,439	4,419	4,342
Loss on sales of securities	—	—	1,871
Gain on sales of SBA loans	(7,808)	(6,112)	(5,701)
Origination of loans held for sale	(128,900)	(135,806)	(104,998)
Proceeds from sales of loans	254,358	141,428	107,671
Gain on sales of residential mortgage loans	(1,913)	(1,469)	—
Change in bank-owned life insurance	471	(833)	(791)
Loss (gain) on sale of fixed assets	40	(816)	(3,957)
Change in prepaid expenses and other assets	(969)	6,312	(28,035)
Change in income tax assets	(6,077)	(9,716)	9,783
Valuation adjustment on servicing assets	54	—	(385)
Change in accrued interest payable and other liabilities	(3,031)	(16,545)	40,955
Net cash provided by operating activities	206,008	52,556	109,255
Cash flows from investing activities:
Purchases of securities available for sale	(173,091)	(196,361)	(106,971)
Proceeds from matured, called and repayment of securities	233,310	156,160	105,848
Proceeds from sales of securities available for sale	—	—	8,149
Purchases of loans	(50,978)	(75,159)	(9,657)
Proceeds from sales of residential mortgage loans	—	50,352	—
Purchases of premises and equipment	(2,307)	(2,620)	(2,419)
Proceeds from disposition of premises and equipment	14	2,803	7,229
Proceeds from sales of other real estate owned ("OREO")	712	2,273	—
Change in loans, excluding purchases and sales	(391,977)	(43,533)	(213,629)
Net cash used in investing activities	(384,317)	(106,084)	(211,450)
Cash flows from financing activities:
Change in deposits	241,874	155,202	112,502
Change in open FHLB advances	(225,000)	12,500	(25,000)
Proceeds from FHLB term advances	50,000	50,000	—
Repayments of FHLB term advances	62,500	(125,000)	—
Proceeds from exercise of stock options	—	582	—
Cash paid for employee vested shares surrendered due to employee tax liability	(996)	(586)	(785)
Repurchase of common stock	(9,404)	(6,314)	(4,084)
Cash dividends paid	(32,623)	(30,380)	(30,535)
Net cash provided by financing activities	86,351	56,004	52,098
Net increase (decrease) in cash and due from banks	(91,958)	2,476	(50,097)
Cash and due from banks at beginning of year	304,800	302,324	352,421
Cash and due from banks at end of period	$212,842	$304,800	$302,324

Supplemental disclosures of cash flow information:
Interest expense paid	$174,779	$200,491	$116,543
Income taxes paid	$35,825	$41,674	$16,536
Non-cash activities:
Transfer of fixed assets to other real estate owned	$1,995	$655	$—
Transfer of loans to loans held for sale	$41,897	$45,501	$—
Income tax (expense) benefit related to other comprehensive income items	$(10,755)	$(482)	$(6,915)
Right-of-use asset obtained in exchange for lease liability	$3,517	$4,254	$8,109
Cashless exercise of stock options	$—	$—	$821

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

The Bank’s primary operations are related to traditional banking activities, including the acceptance of deposits and originating loans and investing in securities. The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American and other ethnic communities. The Bank’s full-service offices are located in markets where many of the businesses are owned by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. As of December 31, 2025, the Bank maintained a network of 32 full-service branch offices and five loan production offices in California, Texas, Illinois, Virginia, New Jersey, New York, Colorado, Georgia and Washington.

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

Changes in the allowance for credit losses are recorded as a provision for or recovery of credit loss expense. Losses are charged against the allowance when management believes the risk of default of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. There were no allowances for credit loss on available for sale debt securities at December 31, 2025 or December 31, 2024.

Accrued interest receivable on available for sale debt securities totaled $3.7 million and $3.6 million at December 31, 2025 and 2024, respectively, and was excluded from the estimate of credit losses.

Loans, net of Allowance for Credit Losses

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

Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and other real estate owned ("OREO").

Loans held for sale

Loans originated to be sold or transferred into the Loans held for sale category, and intended for sale in the secondary market, are carried at the lower of aggregate cost or fair market value. Fair market value, if lower than cost, is determined based on valuations obtained from market participants or the value of underlying collateral, calculated individually. A valuation allowance is established if the market value of such loans is lower than their cost and net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Origination fees on loans held for sale, net of certain costs of processing and closing the loans, are deferred until the time of sale and are included in the computation of the gain or loss from the sale of the related loans.

Allowance for credit losses

The Company calculates its allowance for credit losses by estimating expected credit losses on a collective basis for loans that share similar risk characteristics. Loans that do not share similar risk characteristics with other loans are evaluated for credit losses on an individual basis. The Company segments loans primarily by type, including the collateral type, loan purpose, contract term, amortization schedule, and payment structure, ensuring that loans with similar characteristics are grouped together for effective risk assessment. Depending upon the type of the pool of financial assets with similar risk characteristics, the Company uses one of three loss rate models: a Commercial Real Estate ("CRE") Loss Rate model, a Commercial and Industrial ("C&I") Loss Rate model, or an Expected Consumer Credit Loss ("ECCL") Loss Rate model to estimate expected credit losses.

The Company’s methodologies for estimating the allowance for credit losses consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that were reasonable and supportable, to the identified pools of financial assets with similar risk characteristics. The Company applies a lifetime reasonable and supportable forecast period, leveraging Moody's long-term outlook for various loss factors. The Company's historical loss experience is benchmarked against Moody's Credit Research Database's lifetime loss rates, with adjustments made for the Company's unique loss characteristics. The quantitative results are further adjusted as appropriate to account for qualitative considerations. When estimating qualitative factors, the Company takes into account market, industry, or business-specific data, changes in the underlying portfolio composition, and trends relating to credit quality and delinquencies.

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

Servicing Assets

Servicing assets are initially recorded at fair value and amortized in proportion to, and over the period of, estimated net servicing income.

Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of adequate compensation cost, for the estimated life of the loan, using a discount rate and a constant prepayment rate. Management periodically evaluates the servicing assets for impairment. Impairment, if it occurs, is recognized in a valuation allowance in the period of impairment.

Goodwill

Goodwill arose from an acquisition of equipment financing agreements, and is assessed for impairment annually or more frequently if events or changes in circumstances indicate the carrying amount may not be recoverable. The Company performed its annual impairment test and determined no impairment of goodwill existed as of December 31, 2025.

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

Bank-Owned Life Insurance

We have purchased single premium life insurance policies (“bank-owned life insurance”) on certain current and former officers. The Bank and named beneficiaries of various covered officers are the beneficiaries under each policy. In the event of the death of a covered officer, the Bank and named beneficiaries of the covered officer will receive the specified insurance benefit from the insurance carrier. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due, if any, that are probable at settlement. Under the Split Dollar Death Benefit Agreements, upon death of a covered officer, the designated beneficiary(ies) are eligible to receive benefits, which in the aggregate, totaled $4.1 million at December 31, 2025.

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

The Company's noninterest income primarily includes service charges on deposit accounts, trade finance and other service charges and fees, servicing income, bank-owned life insurance income and gains or losses on sale of SBA loans, mortgage loans, and securities. Based on our assessment of revenue streams related to the Company's noninterest income, we concluded that the Company's performance obligations for such revenue streams are typically satisfied as services are rendered. If applicable, the Company records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services to customers, and records contract assets when services are provided to customers before payment is received or before payment is due. The Company’s noninterest revenue streams are largely based on transactional activities and since the Company generally receives payments for its services during the period or at the time services are provided, there are no contract asset or receivable balances as of December 31, 2025 or 2024. Consideration is often received immediately or shortly after the Company satisfies its performance obligations and revenue is recognized.

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

Treasury Stock

On April 25, 2024, the Company's board of directors adopted a stock repurchase program, under which the Company may repurchase up to 5.0% of its then outstanding shares, or approximately 1.5 million shares of its common stock. The program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to purchase any particular number of shares. During the year ended December 31, 2025, the Company repurchased 393,298 shares for a total cost of $9.4 million.

On January 29, 2026, the Board of Directors authorized an expansion of the share repurchase program, adding 1.5 million shares to the 837,202 shares remaining as of December 31, 2025, bringing total repurchase capacity to approximately 2.3 million shares.

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

As required by ASC 815, the Company records all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge a certain level of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance in ASU 2011-04, Fair Value Measurement (Topic 820), the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Accounting Standards Adopted in 2025

Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures: In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09 to enhance the transparency and usefulness of income tax disclosures primarily related to income tax rate reconciliation and income tax information. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. The Company adopted this ASU on a retrospective basis. Its adoption resulted in additional and more granular disclosures in Note 11 – Income Taxes. It did not have a material effect on the Company’s operating results or financial condition.

Recently Issued Accounting Standards Not Yet Effective

ASU 2024-03, Income Statement Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), as amended by ASU 2025-01, Clarifying the Effective Date: In November 2024, the FASB issued ASU 2024-03 to require additional information about specific expense categories in the financial statement notes at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements. The amendments affect where the information appears in the financial statement notes. ASU 2025-01 amends the changes in ASU 2024-03 to be effective for fiscal years beginning after December 15, 2026. The adoption of ASU 2024-03 is not expected to have a material effect on the Company’s operating results or financial condition.

ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software: In September 2025, the FASB issued ASU 2025-06 to simplify the accounting for internal-use software by replacing the existing project-stage-based model with a principles-based approach to determine capitalizable versus non-capitalizable costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The adoption ASU 2025-06 is not expected to have a material effect on the Company’s operating results or financial condition.

ASU 2025-08, Financial Instruments - Credit Losses (Topic 316): Purchased Loans: In November 2025, the FASB issued ASU 2025-08 to improve the accounting for acquired financial assets by expanding the gross-up approach to all purchased loans and eliminating the previous duplication inherent in Day 1 credit loss measurement. ASU 2025-08 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The adoption of ASU 2025-08 is not expected to have a material effect on the Company's operating results or financial condition.

ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements: In November 2025, the FASB issued ASU 2025-09 to more closely align hedge accounting with the economics of an entity's risk management activities by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The adoption of ASU 2025-08 is not expected to have a material effect on the Company's operating results or financial condition.

Note 2 — Securities

The following is a summary of securities available for sale as of December 31, 2025 and 2024:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
December 31, 2025
U.S. Treasury securities	$128,569	$298	$(157)	$128,710
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	411,223	926	(38,741)	373,408
Mortgage-backed securities - commercial	71,751	116	(11,295)	60,572
Collateralized mortgage obligations	188,120	1,768	(5,933)	183,955
Debt securities	67,059	—	(1,105)	65,954
Total U.S. government agency and sponsored agency obligations	738,153	2,810	(57,074)	683,889
Municipal bonds-tax exempt	75,038	—	(7,013)	68,025
Total securities available for sale	$941,760	$3,108	$(64,244)	$880,624

December 31, 2024
U.S. Treasury securities	$89,208	$242	$(521)	$88,929
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	453,993	222	(61,643)	392,572
Mortgage-backed securities - commercial	75,947	24	(13,055)	62,916
Collateralized mortgage obligations	182,553	404	(9,401)	173,556
Debt securities	126,776	9	(3,969)	122,816
Total U.S. government agency and sponsored agency obligations	839,269	659	(88,068)	751,860
Municipal bonds-tax exempt	76,086	—	(11,077)	65,009
Total securities available for sale	$1,004,563	$901	$(99,666)	$905,798

The amortized cost and estimated fair value of securities as of December 31, 2025, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities. Mortgage-backed securities included in the table below may mature before their contractual maturities.

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Within one year	$159,050	$158,399
Over one year through five years	65,994	64,919
Over five years through ten years	234,306	213,596
Over ten years	482,410	443,710
Total	$941,760	$880,624

The following table summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2025 or 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(in thousands, except number of securities)
December 31, 2025
U.S. Treasury securities	$—	$4,999	1	$(157)	$10,351	3	$(157)	$15,350	4
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(46)	4,629	2	(38,695)	322,912	114	(38,741)	327,541	116
Mortgage-backed securities - commercial	—	—	—	(11,295)	54,316	16	(11,295)	54,316	16
Collateralized mortgage obligations	—	—	—	(5,933)	50,264	24	(5,933)	50,264	24
Debt securities	—	—	—	(1,105)	65,954	13	(1,105)	65,954	13
Total U.S. government agency and sponsored agency obligations	(46)	4,629	2	(57,028)	493,446	167	(57,074)	498,075	169
Municipal bonds-tax exempt	—	—	—	(7,013)	68,025	19	(7,013)	68,025	19
Total	$(46)	$9,628	3	$(64,198)	$571,822	189	$(64,244)	$581,450	192

December 31, 2024
U.S. Treasury securities	$(61)	$13,603	6	$(460)	$9,771	3	$(521)	$23,374	9
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(271)	23,276	10	(61,372)	351,793	114	(61,643)	375,069	124
Mortgage-backed securities - commercial	(447)	19,092	5	(12,608)	41,817	14	(13,055)	60,909	19
Collateralized mortgage obligations	(645)	76,963	18	(8,756)	54,020	24	(9,401)	130,983	42
Debt securities	(23)	11,712	3	(3,946)	107,595	21	(3,969)	119,307	24
Total U.S. government agency and sponsored agency obligations	(1,386)	131,043	36	(86,682)	555,225	173	(88,068)	686,268	209
Municipal bonds-tax exempt	—	—	—	(11,077)	65,009	19	(11,077)	65,009	19
Total	$(1,447)	$144,646	42	$(98,219)	$630,005	195	$(99,666)	$774,651	237

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

Realized gains and losses on sales of securities and proceeds from sales of securities were as follows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Gross realized gains on sales of securities	$—	$—	$—
Gross realized losses on sales of securities	—	—	(1,871)
Net realized gains (losses) on sales of securities	$—	$—	$(1,871)
Proceeds from sales of securities	$—	—	8,149

As of December 31, 2025, there were no securities available for sale that were pledged to secure advances or other borrowings. As of December 31, 2024, securities available for sale with a fair value of $29.4 million were pledged to secure advances from the Federal Reserve Bank (“FRB”) Discount Window and for other purposes as required or permitted by law.

At December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Note 3 — Loans

The Board of Directors and management review and approve the Bank’s loan policies and procedures on a regular basis to reflect matters such as regulatory and organizational structure changes, strategic planning revisions, concentrations of credit, loan delinquencies and nonperforming loans, and classified and criticized loans.

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

Loans, net of allowance for credit losses

Loans, net of allowance for credit losses, consisted of the following as of the dates indicated:

	December 31,
	2025	2024
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,132,439	$1,068,978
Hospitality	847,989	848,134
Office	503,268	568,861
Other (1)	1,532,667	1,385,051
Total commercial property loans	4,016,363	3,871,024
Construction	13,742	78,598
Residential (2)	1,049,872	951,302
Total real estate loans	5,079,977	4,900,924
Commercial and industrial loans	1,074,908	863,431
Equipment financing agreements	408,483	487,022
Total loans	6,563,368	6,251,377
Allowance for credit losses	(69,903)	(70,147)
Total loans, net of allowance for credit losses	$6,493,465	$6,181,230

(1)
Includes, among other property types, mixed-use, gas station, multifamily, industrial, and faith-based facilities; the remaining real estate categories represent less than 1% of the Bank's total loans.
(2)
Includes $1.0 million and $1.3 million of home equity loans and lines, and $3.8 million and $4.1 million of personal loans at December 31, 2025 and 2024, respectively.

Accrued interest on loans was $20.7 million and $19.1 million at December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, loans with carrying values of $2.40 billion and $2.46 billion, respectively, were pledged to secure advances from the FHLB. At December 31, 2025, loans with carrying values of $528.1 million were pledged to the Federal Reserve Bank of San Francisco Discount Window. At December 31, 2024, there were no loans pledged to the Federal Reserve Bank of San Francisco Discount Window.

Loans Held for Sale

The following table details the information on loans held for sale by portfolio segment for the years ended December 31, 2025 and 2024:

	Real Estate & Construction	Commercial and Industrial	Total
	(in thousands)
December 31, 2025
Balance at beginning of period	$3,994	$4,585	$8,579
Originations and transfers	103,357	67,440	170,797
Sales	(102,365)	(69,555)	(171,920)
Principal paydowns and amortization	(1)	(52)	(53)
Balance at end of period	$4,985	$2,418	$7,403

December 31, 2024
Balance at beginning of period	$8,792	$3,221	$12,013
Originations and transfers	97,085	38,721	135,806
Sales	(101,830)	(37,342)	(139,172)
Principal paydowns and amortization	(53)	(15)	(68)
Balance at end of period	$3,994	$4,585	$8,579

We occasionally sell residential mortgage loans from the held for investment portfolio; the decision to sell the loans and the sale of the loans generally occur within the same quarter. During the years ended December 31, 2025 and 2024, we sold $69.4 million and $88.4 million, respectively, of residential mortgage loans from the held for investment portfolio.

Loans held for sale were comprised of $7.4 million and $8.6 million of the guaranteed portion of SBA 7(a) loans at December 31, 2025 and 2024, respectively.

Loan Purchases

The following table presents loans purchased by portfolio segment for the years ended December 31, 2025 and 2024:

	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Total
	(in thousands)
2025	$15,113	$9,203	$26,662	$50,978
2024	$13,931	$45,306	$15,922	$75,159

Allowance for credit losses

The following table details the information on the allowance for credit losses by portfolio segment for the years ended December 31, 2025, 2024 and 2023:

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
December 31, 2025
Allowance for credit losses:
Beginning balance	$45,099	$10,006	$15,042	$70,147
Charge-offs	(9,212)	(1,708)	(10,126)	(21,046)
Recoveries	701	3,114	2,824	6,639
Provision (recovery) for credit losses	15,082	(3,620)	2,701	14,163
Ending balance	$51,670	$7,792	$10,441	$69,903
December 31, 2024
Allowance for credit losses:
Beginning balance	$45,499	$10,257	$13,706	$69,462
Charge-offs	(1,543)	(576)	(9,499)	(11,618)
Recoveries	2,223	3,482	1,780	7,485
Provision (recovery) for credit losses	(1,080)	(3,157)	9,055	4,818
Ending balance	$45,099	$10,006	$15,042	$70,147
December 31, 2023
Allowance for credit losses:
Beginning balance	$44,026	$15,267	$12,230	$71,523
Charge-offs	(627)	(6,657)	(8,806)	(16,090)
Recoveries	312	7,089	1,646	9,047
Provision (recovery) for credit losses	1,788	(5,442)	8,636	4,982
Ending balance	$45,499	$10,257	$13,706	$69,462

The table below presents the allowance for credit losses by portfolio segment as a percentage of the total allowance for credit losses and loans by portfolio segment as a percentage of the aggregate investment of total loans for the years ended December 31, 2025 and 2024:

	December 31, 2025				December 31, 2024
	Allowance Amount	% of Total Allowance	Total Loans	% of Total Loans	Allowance Amount	% of Total Allowance	Total Loans	% of Total Loans
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$9,999	14.3%	$1,132,439	17.3%	$10,171	14.5%	$1,068,978	17.1%
Hospitality	8,737	12.5	847,989	12.9	15,302	21.8	848,134	13.6
Office	5,700	8.2	503,268	7.7	3,935	5.6	568,861	9.1
Other	14,078	20.1	1,532,667	23.4	8,243	11.8	1,385,051	22.2
Total commercial property loans	38,514	55.1	4,016,363	61.3	37,651	53.7	3,871,024	62.0
Construction	208	0.3	13,742	0.2	1,664	2.4	78,598	1.3
Residential	12,948	18.5	1,049,872	16.0	5,784	8.2	951,302	15.2
Total real estate loans	51,670	73.9	5,079,977	77.5	45,099	64.3	4,900,924	78.5
Commercial and industrial loans	7,792	11.1	1,074,908	16.4	10,006	14.3	863,431	13.8
Equipment financing agreements	10,441	15.0	408,483	6.1	15,042	21.4	487,022	7.7
Total	$69,903	100.0%	$6,563,368	100.0%	$70,147	100.0%	$6,251,377	100.0%

The following table represents the amortized cost basis of collateral dependent loans by class of loans as of December 31, 2025 and 2024, for which repayment is expected to be obtained through the sale of the underlying collateral and any collateral dependent loans that are still accruing but are considered nonperforming.

	December 31,
	2025	2024
	(in thousands)
Real estate loans:
Commercial property
Retail	$596	$1,377
Hospitality	—	215
Office	10,159	—
Other	671	—
Total commercial property loans	11,426	1,592
Residential	1,113	1,875
Total real estate loans	12,539	3,467
Total collateral dependent loans	$12,539	$3,467

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
	(in thousands)
December 31, 2025
Real estate loans:
Commercial property
Risk Rating
Pass / Pass Watch	$1,181,833	$402,354	$472,027	$808,330	$735,411	$285,598	$54,824	$3,940,377
Special Mention	55,029	—	—	148	1,371	298	—	56,846
Classified	3,846	—	—	11,225	—	4,069	—	19,140
Total commercial property	1,240,708	402,354	472,027	819,703	736,782	289,965	54,824	4,016,363
YTD gross charge-offs	—	—	—	8,820	—	392	—	9,212
YTD net charge-offs (recoveries)	(8)	—	—	8,547	—	(24)	—	8,515

Construction
Risk Rating
Pass / Pass Watch	9,745	3,997	—	—	—	—	—	13,742
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total construction	9,745	3,997	—	—	—	—	—	13,742
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Risk Rating
Pass / Pass Watch	258,847	84,457	142,926	326,126	132,510	97,076	4,154	1,046,096
Special Mention	—	—	—	2,417	—	—	250	2,667
Classified	—	—	—	1,113	—	(4)	—	1,109
Total residential	258,847	84,457	142,926	329,656	132,510	97,072	4,404	1,049,872
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(4)	—	(4)

Total real estate loans
Risk Rating
Pass / Pass Watch	1,450,425	490,808	614,953	1,134,456	867,921	382,674	58,978	5,000,215
Special Mention	55,029	—	—	2,565	1,371	298	250	59,513
Classified	3,846	—	—	12,338	—	4,065	—	20,249
Total real estate loans	1,509,300	490,808	614,953	1,149,359	869,292	387,037	59,228	5,079,977
YTD gross charge-offs	—	—	—	8,820	—	392	—	9,212
YTD net charge-offs (recoveries)	(8)	—	—	8,547	—	(28)	—	8,511

Commercial and industrial loans:
Risk Rating
Pass / Pass Watch	426,520	168,307	40,485	44,797	19,772	16,931	345,975	1,062,787
Special Mention	—	—	—	11,600	—	—	—	11,600
Classified	—	—	—	148	—	21	352	521
Total commercial and industrial loans	426,520	168,307	40,485	56,545	19,772	16,952	346,327	1,074,908
YTD gross charge-offs	19	373	59	853	82	322	—	1,708
YTD net charge-offs (recoveries)	19	366	54	750	82	46	(2,723)	(1,406)

Equipment financing agreements:
Risk Rating
Pass / Pass Watch	144,142	87,819	85,652	65,042	19,188	1,529	—	403,372
Special Mention	—	—	—	—	—	—	—	—
Classified	506	726	1,202	1,962	583	132	—	5,111
Total equipment financing agreements	144,648	88,545	86,854	67,004	19,771	1,661	—	408,483
YTD gross charge-offs	—	875	2,728	4,658	1,706	159	—	10,126
YTD net charge-offs (recoveries)	—	831	2,297	3,579	831	(234)	(2)	7,302

Total loans:
Risk Rating
Pass / Pass Watch	2,021,087	746,934	741,090	1,244,295	906,881	401,134	404,953	6,466,374
Special Mention	55,029	—	—	14,165	1,371	298	250	71,113
Classified	4,352	726	1,202	14,448	583	4,218	352	25,881
Total loans	$2,080,468	$747,660	$742,292	$1,272,908	$908,835	$405,650	$405,555	$6,563,368
YTD gross charge-offs	19	1,248	2,787	14,331	1,788	873	—	21,046
YTD net charge-offs (recoveries)	11	1,197	2,351	12,876	913	(216)	(2,725)	14,407

(1)
Origination year includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
December 31, 2024
Real estate loans:
Commercial property
Risk Rating
Pass / Pass Watch	$533,989	$558,271	$930,190	$800,938	$553,490	$271,209	$101,277	$3,749,364
Special Mention	29,935	—	1,009	—	—	76,524	—	107,468
Classified	541	—	5,658	3,151	72	4,770	—	14,192
Total commercial property	564,465	558,271	936,857	804,089	553,562	352,503	101,277	3,871,024
YTD gross charge-offs	—	—	274	—	—	136	—	410
YTD net charge-offs (recoveries)	—	—	274	—	(21)	(704)	—	(451)

Construction
Risk Rating
Pass / Pass Watch	70,601	7,997	—	—	—	—	—	78,598
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total construction	70,601	7,997	—	—	—	—	—	78,598
YTD gross charge-offs	—	—	—	—	1,133	—	—	1,133
YTD net charge-offs (recoveries)	—	—	—	—	1,132	(1,358)	—	(226)

Residential
Risk Rating
Pass / Pass Watch	127,986	200,316	355,134	145,310	11,164	105,406	4,436	949,752
Special Mention	—	—	—	—	—	—	251	251
Classified	—	—	983	—	316	—	—	1,299
Total residential	127,986	200,316	356,117	145,310	11,480	105,406	4,687	951,302
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(3)	—	(3)

Total real estate loans
Risk Rating
Pass / Pass Watch	732,576	766,584	1,285,324	946,248	564,654	376,615	105,713	4,777,714
Special Mention	29,935	—	1,009	—	—	76,524	251	107,719
Classified	541	—	6,641	3,151	388	4,770	—	15,491
Total real estate loans	763,052	766,584	1,292,974	949,399	565,042	457,909	105,964	4,900,924
YTD gross charge-offs	—	—	274	—	1,133	136	—	1,543
YTD net charge-offs (recoveries)	—	—	274	—	1,111	(2,065)	—	(680)

Commercial and industrial loans:
Risk Rating
Pass / Pass Watch	271,655	59,453	94,385	32,226	12,761	13,360	346,001	829,841
Special Mention	19,473	—	12,401	—	—	20	—	31,894
Classified	—	(5)	196	102	—	215	1,188	1,696
Total commercial and industrial loans	291,128	59,448	106,982	32,328	12,761	13,595	347,189	863,431
YTD gross charge-offs	19	169	168	—	11	207	2	576
YTD net charge-offs (recoveries)	19	169	160	(13)	11	123	(3,375)	(2,906)

Equipment financing agreements:
Risk Rating
Pass / Pass Watch	140,143	144,617	129,764	52,354	8,085	3,563	—	478,526
Special Mention	—	—	—	—	—	—	—	—
Classified	431	1,945	3,851	1,934	129	206	—	8,496
Total equipment financing agreements	140,574	146,562	133,615	54,288	8,214	3,769	—	487,022
YTD gross charge-offs	30	1,456	5,128	2,206	354	325	—	9,499
YTD net charge-offs (recoveries)	30	1,299	4,488	1,826	287	(211)	—	7,719

Total loans:
Risk Rating
Pass / Pass Watch	1,144,374	970,654	1,509,473	1,030,828	585,500	393,538	451,714	6,086,081
Special Mention	49,408	—	13,410	—	—	76,544	251	139,613
Classified	972	1,940	10,688	5,187	517	5,191	1,188	25,683
Total loans	$1,194,754	$972,594	$1,533,571	$1,036,015	$586,017	$475,273	$453,153	$6,251,377
YTD gross charge-offs	49	1,625	5,570	2,206	1,498	668	2	11,618
YTD net charge-offs (recoveries)	49	1,468	4,922	1,813	1,409	(2,153)	(3,375)	4,133

(1)
Origination year includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision

Loans by Vintage Year and Payment Performance

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
December 31, 2025
Real estate loans:
Commercial property
Payment performance
Performing	$1,240,037	$402,354	$472,027	$809,391	$736,782	$289,102	$54,824	$4,004,517
Nonperforming	671	—	—	10,312	—	863	—	11,846
Total commercial property	1,240,708	402,354	472,027	819,703	736,782	289,965	54,824	4,016,363
YTD gross charge-offs	—	—	—	8,820	—	392	—	9,212
YTD net charge-offs (recoveries)	(8)	—	—	8,547	—	(24)	—	8,515

Construction
Payment performance
Performing	9,745	3,997	—	—	—	—	—	13,742
Nonperforming	—	—	—	—	—	—	—	—
Total construction	9,745	3,997	—	—	—	—	—	13,742
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Payment performance
Performing	258,847	84,457	142,926	328,543	132,510	97,076	4,404	1,048,763
Nonperforming	—	—	—	1,113	—	(4)	—	1,109
Total residential	258,847	84,457	142,926	329,656	132,510	97,072	4,404	1,049,872
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(4)	—	(4)

Total real estate loans
Payment performance
Performing	1,508,629	490,808	614,953	1,137,934	869,292	386,178	59,228	5,067,022
Nonperforming	671	—	—	11,425	—	859	—	12,955
Total real estate loans	1,509,300	490,808	614,953	1,149,359	869,292	387,037	59,228	5,079,977
YTD gross charge-offs	—	—	—	8,820	—	392	—	9,212
YTD net charge-offs (recoveries)	(8)	—	—	8,547	—	(28)	—	8,511

Commercial and industrial loans:
Payment performance
Performing	426,520	168,307	40,485	56,499	19,772	16,952	346,327	1,074,862
Nonperforming	—	—	—	46	—	—	—	46
Total commercial and industrial loans	426,520	168,307	40,485	56,545	19,772	16,952	346,327	1,074,908
YTD gross charge-offs	19	373	59	853	82	322	—	1,708
YTD net charge-offs (recoveries)	19	366	54	750	82	46	(2,723)	(1,406)

Equipment financing agreements:
Payment performance
Performing	144,142	87,819	85,652	65,042	19,188	1,529	—	403,372
Nonperforming	506	726	1,202	1,962	583	132	—	5,111
Total equipment financing agreements	144,648	88,545	86,854	67,004	19,771	1,661	—	408,483
YTD gross charge-offs	—	875	2,728	4,658	1,706	159	—	10,126
YTD net charge-offs (recoveries)	—	831	2,297	3,579	831	(234)	(2)	7,302

Total loans:
Payment performance
Performing	2,079,291	746,934	741,090	1,259,475	908,252	404,659	405,555	6,545,256
Nonperforming	1,177	726	1,202	13,433	583	991	—	18,112
Total loans	$2,080,468	$747,660	$742,292	$1,272,908	$908,835	$405,650	$405,555	$6,563,368
YTD gross charge-offs	19	1,248	2,787	14,331	1,788	873	—	21,046
YTD net charge-offs (recoveries)	11	1,197	2,351	12,876	913	(216)	(2,725)	14,407

(1)
Origination year includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
December 31, 2024
Real estate loans:
Commercial property
Payment performance
Performing	$564,465	$558,271	$936,140	$804,089	$553,562	$351,042	$101,277	$3,868,846
Nonperforming	—	—	717	—	—	1,461	—	2,178
Total commercial property	564,465	558,271	936,857	804,089	553,562	352,503	101,277	3,871,024
YTD gross charge-offs	—	—	274	—	—	136	—	410
YTD net charge-offs (recoveries)	—	—	274	—	(21)	(704)	—	(451)

Construction
Payment performance
Performing	70,601	7,997	—	—	—	—	—	78,598
Nonperforming	—	—	—	—	—	—	—	—
Total construction	70,601	7,997	—	—	—	—	—	78,598
YTD gross charge-offs	—	—	—	—	1,133	—	—	1,133
YTD net charge-offs (recoveries)	—	—	—	—	1,132	(1,358)	—	(226)

Residential
Payment performance
Performing	127,986	200,316	354,562	145,310	11,164	105,406	4,687	949,431
Nonperforming	—	—	1,555	—	316	—	—	1,871
Total residential	127,986	200,316	356,117	145,310	11,480	105,406	4,687	951,302
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(3)	—	(3)

Total real estate loans
Payment performance
Performing	763,052	766,584	1,290,702	949,399	564,726	456,448	105,964	4,896,875
Nonperforming	—	—	2,272	—	316	1,461	—	4,049
Total real estate loans	763,052	766,584	1,292,974	949,399	565,042	457,909	105,964	4,900,924
YTD gross charge-offs	—	—	274	—	1,133	136	—	1,543
YTD net charge-offs (recoveries)	—	—	274	—	1,111	(2,065)	—	(680)

Commercial and industrial loans:
Payment performance
Performing	291,128	59,453	106,863	32,328	12,761	13,498	346,001	862,032
Nonperforming	—	(5)	119	—	—	97	1,188	1,399
Total commercial and industrial loans	291,128	59,448	106,982	32,328	12,761	13,595	347,189	863,431
YTD gross charge-offs	19	169	168	—	11	207	2	576
YTD net charge-offs (recoveries)	19	169	160	(13)	11	123	(3,375)	(2,906)

Equipment financing agreements:
Payment performance
Performing	140,143	144,617	129,442	52,354	8,079	3,563	—	478,198
Nonperforming	431	1,945	4,173	1,934	135	206	—	8,824
Total equipment financing agreements	140,574	146,562	133,615	54,288	8,214	3,769	—	487,022
YTD gross charge-offs	30	1,456	5,128	2,206	354	325	—	9,499
YTD net charge-offs (recoveries)	30	1,299	4,488	1,826	287	(211)	—	7,719

Total loans:
Payment performance
Performing	1,194,323	970,654	1,527,007	1,034,081	585,566	473,509	451,965	6,237,105
Nonperforming	431	1,940	6,564	1,934	451	1,764	1,188	14,272
Total loans	$1,194,754	$972,594	$1,533,571	$1,036,015	$586,017	$475,273	$453,153	$6,251,377
YTD gross charge-offs	49	1,625	5,570	2,206	1,498	668	2	11,618
YTD net charge-offs (recoveries)	49	1,468	4,922	1,813	1,409	(2,153)	(3,375)	4,133

(1)
Origination year includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision

Nonaccrual Loans and Nonperforming Assets

The following tables represent the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of December 31, 2025 and 2024.

	December 31, 2025
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$589	$376	$—	$965
Hospitality	(39)	83	—	44
Office	10,159	—	—	10,159
Other	671	7	—	678
Total commercial property loans	11,380	466	—	11,846
Construction	—	—	—	—
Residential	1,109	—	—	1,109
Total real estate loans	12,489	466	—	12,955
Commercial and industrial loans	—	46	—	46
Equipment financing agreements	(6)	5,117	—	5,111
Total	$12,483	$5,629	$—	$18,112

	December 31, 2024
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,480	$277	$—	$1,757
Hospitality	165	249	—	414
Other	—	7	—	7
Total commercial property loans	1,645	533	—	2,178
Residential	1,866	—	—	1,866
Total real estate loans	3,511	533	—	4,044
Commercial and industrial loans	—	1,404	—	1,404
Equipment financing agreements	513	8,311	—	8,824
Total	$4,024	$10,248	$—	$14,272

The Company recognized $0.4 million, $0.1 million and $0.2 million of interest income on nonaccrual loans for the twelve months ended December 31, 2025, 2024 and 2023, respectively.

The following is an aging analysis of loans, disaggregated by loan class, excluding loans held for sale and including nonaccrual loans, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
	(in thousands)
December 31, 2025
Real estate loans:
Commercial property
Retail	$2,002	$590	$154	$2,746	$1,129,693	$1,132,439
Hospitality	3,135	—	—	3,135	844,854	847,989
Office	—	—	10,159	10,159	493,109	503,268
Other	325	657	—	982	1,531,685	1,532,667
Total commercial property loans	5,462	1,247	10,313	17,022	3,999,341	4,016,363
Construction	—	—	—	—	13,742	13,742
Residential	4,311	1,259	1,109	6,679	1,043,193	1,049,872
Total real estate loans	9,773	2,506	11,422	23,701	5,056,276	5,079,977
Commercial and industrial loans	788	—	—	788	1,074,120	1,074,908
Equipment financing agreements	4,604	1,788	2,956	9,348	399,135	408,483
Total loans	$15,165	$4,294	$14,378	$33,837	$6,529,531	$6,563,368

December 31, 2024
Real estate loans:
Commercial property
Retail	$975	$855	$254	$2,084	$1,066,894	$1,068,978
Hospitality	516	(50)	216	682	847,452	848,134
Office	—	212	—	212	568,649	568,861
Other	1,288	—	—	1,288	1,383,763	1,385,051
Total commercial property loans	2,779	1,017	470	4,266	3,866,758	3,871,024
Construction	—	—	—	—	78,598	78,598
Residential	5,129	2,975	980	9,084	942,218	951,302
Total real estate loans	7,908	3,992	1,450	13,350	4,887,574	4,900,924
Commercial and industrial loans	236	132	1,278	1,646	861,785	863,431
Equipment financing agreements	6,154	2,866	5,760	14,780	472,242	487,022
Total loans	$14,298	$6,990	$8,488	$29,776	$6,221,601	$6,251,377

The following table details nonperforming assets as of the dates indicated:

	As of December 31,
	2025	2024
	(in thousands)
Nonaccrual loans	$18,112	$14,272
Loans 90 days or more past due and still accruing	—	—
Total nonperforming loans	18,112	14,272
Other real estate owned ("OREO")	1,980	117
Total nonperforming assets	$20,092	$14,389

OREO consisted of two properties with carrying values of $2.0 million as of December 31, 2025, and one property with a carrying value of $0.1 million as of December 31, 2024. OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of December 31, 2025 and 2024.

Loan Modifications

No loans were modified to borrowers experiencing financial difficulty during the twelve months ended December 31, 2025.

During the twelve months ended December 31, 2025, there were no payment defaults on loans modified within the preceding twelve months.

Note 4 — Servicing Assets

The changes in servicing assets for the years ended December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025	2024
	(in thousands)
Balance at beginning of period	$6,457	$7,070
Additions related to sale of loans	2,531	2,136
Amortization	(2,475)	(2,749)
Change in valuation allowance	(54)	—
Balance at end of period	$6,459	$6,457

During the years ended December 31, 2025 and 2024, we serviced loans sold to unaffiliated, non-government sponsored parties in the amount of $615.9 million and $560.1 million, respectively. These loans are maintained off-balance sheet and are not included in the loans balance. As of December 31, 2025 and 2024, all of the loans serviced were SBA loans, except for $62.5 million and $37.0 million, respectively, of residential mortgage loans.

The Company recorded servicing fee income of $5.3 million, $5.4 million, and $5.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Servicing fee income, net of amortization of servicing assets and liabilities, is included in other operating income in the consolidated statements of income. Amortization expense was $2.5 million, $2.7 million, and $2.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, the Bank's servicing assets had a fair value of $8.5 million, which was determined using discount rates ranging from 9.67% to 18.85% and prepayment speeds ranging from 20.19% to 27.99%, depending on the stratification of the specific servicing right. As of December 31, 2024, the Bank's servicing assets had a fair value of $7.9 million, which was determined using discount rates ranging from 10.81% to 27.26% and prepayment speeds ranging from 21.20% to 15.44%, depending on the stratification of the specific servicing right.

Note 5 — Premises and Equipment

The following is a summary of the major components of premises and equipment:

	As of December 31,
	2025	2024
	(in thousands)
Land	$4,299	$4,299
Building and improvements	8,897	8,842
Furniture and equipment	35,127	33,494
Leasehold improvements	20,043	19,133
Fixed assets in process	390	1,726
	68,756	67,494
Accumulated depreciation and amortization	(48,378)	(46,090)
Total premises and equipment, net	$20,378	$21,404

Depreciation and amortization expense related to premises and equipment was $3.3 million, $3.2 million and $3.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 6 — Leases

The Company enters into leases in the normal course of business primarily for financial centers, back-office operations locations, business development offices, information technology data centers and information technology equipment. At December 31, 2025, the Company’s leases have remaining terms ranging from less than one month up to 8.5 years, some of which include renewal or termination options to extend the lease for up to ten years.

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

In determining whether a contract contained a lease, we determined whether an arrangement was or included a lease at contract inception. Operating lease right-of-use asset and liability were recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. The right-of-use asset and lease liability were $32.0 million and $36.0 million, respectively, as of December 31, 2025, and $35.6 million and $39.8 million, respectively, as of December 31, 2024. The right-of-use asset is included in prepaid expenses and other assets and the lease liability is included in accrued expenses and other liabilities in the Company's balance sheet.

In determining the discount rates, since most of our leases do not provide an implicit rate, we used our incremental borrowing rate provided by the FHLB of San Francisco based on the information available at commencement date to calculate the present value of lease payments.

We lease our premises under non-cancelable operating leases. At December 31, 2025, future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2026	$7,747
2027	7,575
2028	7,229
2029	6,461
2030	4,680
Thereafter	6,461
Remaining lease commitments	40,153
Interest	(4,121)
Present value of lease liability	$36,032

Net lease expense recognized for the years ended December 31, 2025, 2024 and 2023 was $9.4 million, $10.2 million, and $10.0 million, respectively. This included operating lease costs of $9.6 million, $10.3 million, and $10.1 million, respectively, reduced by sublease income of $0.2 million, $0.1 million, and $0.1 million, respectively.

Weighted average remaining lease terms for the Company’s operating leases were 5.59 years and 6.35 years as of December 31, 2025 and 2024, respectively. Weighted average discount rates used for the Company’s operating leases were 3.85% and 3.30% as of December 31, 2025 and 2024, respectively.

Cash paid, and included in cash flows from operating activities, for amounts included in the measurement of the lease liability for the Company's operating leases for the years ended December 31, 2025, 2024 and 2023 was $9.7 million, $9.9 million and $9.9 million, respectively.

Note 7 — Goodwill

The Company had goodwill with a carrying amount of $11.0 million at December 31, 2025 and 2024. The Company performed an impairment analysis of goodwill in the fourth quarter of 2025 and determined no impairment existed as of December 31, 2025. No triggering event occurred as of, or subsequent to December 31, 2025, that would require a reassessment of goodwill.

Note 8 — Deposits

Time deposits more than $250,000 at December 31, 2025 and 2024 were $1.14 billion and $1.00 billion, respectively.

At December 31, 2025, the scheduled maturities of time deposits were as follows:

Year Ending December 31,	Time Deposits More Than $250,000	Other Time Deposits	Total
	(in thousands)
2026	$1,136,877	$1,285,988	$2,422,865
2027	390	62,900	63,290
2028	—	16,473	16,473
2029	—	183	183
2030 & thereafter	269	341	610
Total	$1,137,536	$1,365,885	$2,503,421

A summary of interest expense on deposits was as follows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Demand: interest-bearing	$124	$119	$117
Money market and savings	66,147	68,304	44,066
Time deposits more than $250,000	46,976	48,779	42,762
Other time deposits	51,458	65,490	47,763
Total interest expense on deposits	$164,705	$182,692	$134,708

Accrued interest payable on deposits was $34.8 million at December 31, 2025 and 2024. Total deposits reclassified to loans due to overdrafts at December 31, 2025 and 2024 were $2.4 million and $1.2 million, respectively.

Note 9 — Borrowings

Borrowings consisted of FHLB advances, which represent collateralized obligations with the FHLB. The following is a summary of contractual maturities of FHLB advances:

	As of December 31,
	2025		2024
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Open advances	$—	—	$225,000	4.78%
Advances due within 12 months	150,000	4.02%	—	—
Advances due over 12 months through 24 months	—	—	37,500	4.58
Advances due over 24 months through 36 months	—	—	—	—
Outstanding advances	$150,000	4.02%	$262,500	4.75%

The following is financial data pertaining to FHLB advances:

	As of December 31,
	2025	2024	2023
	(dollars in thousands)
Weighted-average interest rate at end of year	4.02%	4.75%	4.69%
Weighted-average interest rate during the year	4.52%	4.37%	3.48%
Average balance of FHLB advances	$82,390	$154,112	$197,390
Maximum amount outstanding at any month-end	$150,000	$350,000	$450,000

We have pledged loans with carrying values of $2.40 billion at December 31, 2025, as collateral with the FHLB for this borrowing facility. The total borrowing capacity available from the pledged collateral is $1.76 billion, of which $1.46 billion remained available at December 31, 2025.

At December 31, 2025, the available borrowing capacity through the Federal Reserve Bank of San Francisco Discount Window was $424.5 million, on pledged loans with carrying values of $528.1 million. At December 31, 2024, the available borrowing capacity through the Federal Reserve Bank of San Francisco Discount Window was $27.6 million on pledged securities with market values of $29.4 million. There was no balance outstanding as of December 31, 2025 and 2024.

For the years ended December 31, 2025, 2024 and 2023, interest expense on FHLB advances were $3.7 million, $6.7 million and $6.9 million, respectively, and the weighted-average interest rates were 4.52%, 4.37% and 3.48%, respectively.

Note 10 — Subordinated Debentures

On August 20, 2021, the Company issued Fixed-to-Floating Subordinated Notes (“2031 Notes”) of $110.0 million with a final maturity date of September 1, 2031. The 2031 Notes have an initial fixed interest rate of 3.75% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, up to but excluding September 1, 2026. From and including September 1, 2026 and thereafter, the 2031 Notes will bear interest at a floating rate per annum equal to the Three-Month Term SOFR plus 310 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. If the then-current three-month term SOFR rate is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance cost was $2.1 million, which is being amortized through the 2031 Notes maturity date. At December 31, 2025 and 2024, the balance of the 2031 Notes included in the Company’s Consolidated Balance Sheet, net of debt issuance cost, was $108.7 million and $108.5 million, respectively. The amortization of debt issuance cost was $0.2 million for the years ended December 31, 2025, 2024 and 2023.

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

The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005, which issued $26.0 million of Trust Preferred Securities (“TPS”) at a 6.26% fixed rate for the first five years and a variable rate at the three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. The rate on the TPS at December 31, 2025 was 5.38%. Beginning September 15, 2023, the variable rate on the TPS changed to the three-month SOFR plus approximately 166 basis points, representing a credit spread of 140 basis points and an approximate 26 basis point adjustment to convert three-month LIBOR to three-month SOFR.

The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At December 31, 2025 and 2024, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $4.3 million and $4.7 million, was $22.5 million and $22.1 million, respectively. The amortization of discount was $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)

Unrecognized tax benefits at beginning of year	$—	$258	$258
Gross decreases for tax positions of prior years	—	(258)	—
Unrecognized tax benefits at end of year	$—	$—	$258

There were no unrecognized tax benefits that would affect our effective tax rate if recognized as of December 31, 2025 or 2024. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized as of December 31, 2023, was $0.3 million. The Company records interest expense and penalties related to unrecognized tax benefits in income tax expense. There was no accrued interest or penalties at December 31, 2025 or 2024. At December 31, 2023, the Company recorded accrued interest and accrued penalties that were each less than $0.1 million. Accrued interest and penalties are included within accrued expenses and other liabilities on the Consolidated Balance Sheets.

For the years ended December 31, 2025 and 2024, there were no unrecognized tax benefits. For the year ended December 31, 2023, there were no changes to unrecognized tax benefits related to California Enterprise Zone hiring credits.

As of December 31, 2025, the Company was subject to examination by federal and various state tax authorities for the years ended December 31, 2021 through 2024. As of December 31, 2025, the Company's audit with the State of California for tax years 2020 and 2021 was settled, resulting in an immaterial impact to the consolidated financial statements.

Pretax income from continuing operations was as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)

U.S. income before tax	$107,927	$88,605	$114,581
Foreign income before tax	—	—	—
Total income before taxes	$107,927	$88,605	$114,581

Income tax expense (benefit) from continuing operations was as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Current expense:
Federal	$28,287	$18,139	$26,336
State	13,526	11,704	13,610
Total current expense	41,813	29,843	39,946
Deferred expense (benefit):
Federal	(7,911)	(2,009)	(4,980)
State	(2,064)	(1,430)	(426)
Total deferred expense	(9,975)	(3,439)	(5,406)
Income tax expense	$31,838	$26,404	$34,540

Deferred tax assets and liabilities were as follows:

	As of December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Provision for credit losses	$19,771	$20,828
Purchase accounting	1,639	1,977
Net operating loss carryforward	13,452	13,459
Unrealized losses on securities available for sale	16,765	28,638
Lease liability	11,850	11,845
State taxes	2,520	2,520
Other	4,347	4,548
Total deferred tax assets	70,344	83,815
Deferred tax liabilities:
Mark to market	(17,374)	(30,018)
Depreciation	(394)	(885)
Leases - right of use assets	(8,814)	(10,616)
Other	(4,854)	(2,624)
Total deferred tax liabilities	(31,436)	(44,143)
Valuation allowance	(1,488)	(1,488)
Net deferred tax assets	$37,420	$38,184

As of each reporting date, management considered the realization of deferred tax assets based on management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. As of December 31, 2025, and 2024, management determined that a valuation allowance of $1.5 million was appropriate against certain state net operating losses. For all other deferred tax assets, management believes it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences.

As of December 31, 2025, the Company had net operating loss carryforwards of $2.2 million and $192.3 million for federal and state income tax purposes, respectively. The federal net operating loss carryforwards of $2.2 million expire in 2035. The state net operating loss carryforwards included California of $131.4 million which expire at various dates from 2034 through 2040, and Illinois of $60.9 million which expire at various dates from 2038 through 2039. Management determined that a partial valuation allowance was required against the Illinois net operating loss carryforwards.

On June 24, 2025, the Franchise Tax Board of the State of California amended Senate Bill 132 which, among other changes, enacted a single-sales-factor apportionment calculation for tax years beginning on or after January 1, 2025. This reduced the Company's effective tax rate in California for the year ended December 31, 2025. As a result, the Company re-measured its deferred tax assets, including those related to the net unrealized loss on securities available for sale within accumulated other comprehensive loss. The reduction in the effective tax rate resulted in a lower tax benefit on those unrealized losses, which created an amount stranded within accumulated other comprehensive loss equal to the difference in tax rate upon remeasurement, multiplied by net unrealized losses. At December 31, 2025, the stranded amount from deferred tax remeasurement was $1.1 million.

A reconciliation between the federal statutory income tax rate and the effective tax rate is shown in the following table, as reported in accordance with ASU 2023-09, on a retrospective basis:

	Year Ended December 31,
	2025		2024		2023
	(in thousands)

Federal statutory income tax rate	$22,665	21.00%	$18,607	21.00%	$24,062	21.00%
State and local income taxes, net of Federal income tax effect (1)	8,675	8.04%	7,773	8.77%	10,505	9.20%
Tax credits:
Federal low income housing tax credit	(1,573)	(1.46)%	(1,468)	(1.66)%	(1,872)	(1.63)%
Nontaxable or nondeductible items	(872)	(0.81)%	(393)	(0.44)%	38	0.00%
Other adjustments:
Amortization of low income housing tax credit	2,502	2.32%	1,816	2.05%	1,874	1.64%
Other	441	0.41%	69	0.08%	(67)	(0.06)%
Effective tax rate	$31,838	29.50%	$26,404	29.80%	$34,540	30.15%

(1)
State income tax in California make up the majority (greater than 50%) of the tax effect in this category.

Income taxes paid were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)

Federal	$22,500	$26,250	$9,700
California	10,141	12,150	5,250
All other states	3,184	3,274	1,586
Total income taxes paid	35,825	41,674	16,536
Refunds, Federal	(63)	—	—
Refunds, all other states	(105)	(109)	(131)
Total income taxes paid, net of refunds	$35,657	$41,565	$16,405

Note 12 — Accumulated Other Comprehensive Income (Loss)

Activity in accumulated other comprehensive income for the year ended December 31, 2025, 2024 and 2023 was as follows:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Cash Flow Hedge	Tax Benefit (Expense)	Total
	(in thousands)
For the year ended December 31, 2025
Balance at beginning of period	$(98,765)	$(534)	$28,576	$(70,723)
Other comprehensive income (loss) before reclassification	37,629	(128)	(9,380)	28,121
Reclassification from accumulated other comprehensive income	—	802	(243)	559
Effect of deferred tax remeasurement due to change in state tax law	—	—	(1,132)	(1,132)
Net current period other comprehensive income	37,629	674	(10,755)	27,548
Balance at end of period	$(61,136)	$140	$17,821	$(43,175)

For the year ended December 31, 2024
Balance at beginning of period	$(101,292)	$306	$29,058	$(71,928)
Other comprehensive income (loss) before reclassification	2,527	(2,373)	(41)	113
Reclassification from accumulated other comprehensive income	—	1,533	(441)	1,092
Net current period other comprehensive income	2,527	(840)	(482)	1,205
Balance at end of period	$(98,765)	$(534)	$28,576	$(70,723)

For the year ended December 31, 2023
Balance at beginning of period	$(124,958)	$—	$35,973	$(88,985)
Other comprehensive income (loss) before reclassification	21,795	306	(6,351)	15,750
Reclassification from accumulated other comprehensive income	1,871	—	(564)	1,307
Net current period other comprehensive income	23,666	306	(6,915)	17,057
Balance at end of period	$(101,292)	$306	$29,058	$(71,928)

For the year ended December 31, 2025, there was a $0.8 million reclassification from accumulated other comprehensive income, to net loss on cash flow hedge in interest income. There was no sale of securities for the year ended December 31, 2025. There was a one-time deferred tax remeasurement effect that resulted in $1.1 million of unrecognized tax expense for unrealized losses on securities available for sale becoming stranded within accumulated other comprehensive loss during 2025. See Note 11 - Income Taxes for more information.

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

At December 31, 2025, the Bank’s capital ratios exceeded the minimum requirements to place the Bank in the “well capitalized” category and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.50% must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Bank’s capital conservation buffer was 6.25% and 6.43% and the Company's capital conservation buffer was 6.37% and 6.46% as of December 31, 2025 and 2024, respectively.

The capital ratios of Hanmi Financial and the Bank as of December 31, 2025 and 2024 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2025
Total capital (to risk-weighted assets):
Hanmi Financial	$1,020,898	15.06%	$542,150	8.00%	N/A	N/A
Hanmi Bank	$965,543	14.25%	$542,197	8.00%	$677,747	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$838,150	12.37%	$406,612	6.00%	N/A	N/A
Hanmi Bank	$892,795	13.17%	$406,648	6.00%	$542,197	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$816,424	12.05%	$304,959	4.50%	N/A	N/A
Hanmi Bank	$892,795	13.17%	$304,986	4.50%	$440,535	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$838,150	10.70%	$313,270	4.00%	N/A	N/A
Hanmi Bank	$892,795	11.47%	$311,425	4.00%	$389,281	5.00%

December 31, 2024
Total capital (to risk-weighted assets):
Hanmi Financial	$979,843	15.24%	$514,455	8.00%	N/A	N/A
Hanmi Bank	$927,882	14.43%	$514,406	8.00%	$643,007	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$801,040	12.46%	$385,841	6.00%	N/A	N/A
Hanmi Bank	$859,079	13.36%	$385,804	6.00%	$514,406	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$778,941	12.11%	$289,381	4.50%	N/A	N/A
Hanmi Bank	$859,079	13.36%	$289,353	4.50%	$417,955	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$801,040	10.63%	$301,346	4.00%	N/A	N/A
Hanmi Bank	$859,079	11.47%	$299,771	4.00%	$374,714	5.00%

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

Loans held for sale – All loans held for sale are SBA loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received, or to be received on the quotes, bids, or pricing indication sheets are indicative of the fact that cost is lower than fair value. At December 31, 2025 and 2024, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Nonperforming loans – Nonaccrual loans and performing restructured loans are considered nonperforming for reporting purposes and are measured and recorded at fair value on a non-recurring basis. All nonperforming loans with a carrying balance over $250,000 are individually evaluated for the amount of expected credit losses, if any. Nonperforming loans with a carrying balance of $250,000 or less are evaluated collectively. However, from time to time, nonrecurring fair value adjustments to collateral dependent nonperforming loans are recorded based on either the current appraised value of the collateral, a Level 3 measurement, or management’s judgment and estimation of value reported on older appraisals that are then adjusted based on recent market trends, also a Level 3 measurement.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2025 and 2024, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Total Fair Value
	(in thousands)
December 31, 2025
Assets:
Securities available for sale:
U.S. Treasury securities	$128,710	$—	$—	$128,710
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	373,408	—	373,408
Mortgage-backed securities - commercial	—	60,572	—	60,572
Collateralized mortgage obligations	—	183,955	—	183,955
Debt securities	—	65,954	—	65,954
Total U.S. government agency and sponsored agency obligations	—	683,889	—	683,889
Municipal bonds-tax exempt	—	68,025	—	68,025
Total securities available for sale	$128,710	$751,914	$—	$880,624
Derivative financial instruments	$—	$2,719	$—	$2,719

Liabilities:
Derivative financial instruments	$—	$2,568	$—	$2,568

December 31, 2024
Assets:
Securities available for sale:
U.S. Treasury securities	$88,929	$—	$—	$88,929
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	392,572	—	392,572
Mortgage-backed securities - commercial	—	62,916	—	62,916
Collateralized mortgage obligations	—	173,556	—	173,556
Debt securities	—	122,816	—	122,816
Total U.S. government agency and sponsored agency obligations	—	751,860	—	751,860
Municipal bonds-tax exempt	—	65,009	—	65,009
Total securities available for sale	$88,929	$816,869	$—	$905,798
Derivative financial instruments	$—	$4,690	$—	$4,690

Liabilities:
Derivative financial instruments	$—	$5,292	$—	$5,292

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of December 31, 2025 and 2024, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
	Total	Prices in Active Markets for Identical Assets	Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs
	(in thousands)
December 31, 2025
Assets:
Collateral dependent loans (1)	$12,539	$—	$—	$12,539
Other real estate owned	1,980	—	—	1,980
Repossessed personal property	588	—	—	588

December 31, 2024
Assets:
Collateral dependent loans (2)	$3,467	$—	$—	$3,467
Other real estate owned	117	—	—	117
Repossessed personal property	568	—	—	568

(1) Consisted of real estate loans of $12.5 million.

(2) Consisted of real estate loans of $3.5 million.

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at December 31, 2025 and 2024:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(dollars in thousands)
December 31, 2025
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$596	Market approach	Adjustments to market data	(26)% to 20% / (8)%	(1)
Office	10,159	Market approach	Adjustments to market data	(26)% to (4)% / (14)%	(1)
Other	671	Market approach	Adjustments to market data	(6)% to 1% / (3)%	(1)
Residential	1,113	Market approach	Adjustments to market data	(13)% to 1% / (5%)	(1)
Total real estate loans	12,539

Other real estate owned	1,980	Market approach	Adjustments to market data	(10)% to 5% / 0%	(1)

Repossessed personal property	$588	Market approach	Adjustments to market data	N/A	(2)

December 31, 2024
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$1,377	Market approach	Adjustments to market data	(45)% to 30% / (10)%	(1)
Hospitality	215	Market approach	Adjustments to market data	(11)% to 17% / 5%	(1)
Residential	1,875	Market approach	Adjustments to market data	(11)% to 8% / (2)%	(1)
Total real estate loans	3,467

Other real estate owned	117	Market approach	Adjustments to market data	0% to 5% / 4%	(1)

Repossessed personal property	$568	Market approach	Adjustments to market data	N/A	(2)

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

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). This standard, among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we have concluded that the carrying amounts approximate fair value, the fair value estimates shown below are based on an exit price notion as of December 31, 2025 and 2024, as required by ASU 2016-01. The financial instruments for which we have concluded that the carrying amounts approximate fair value include cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits.

The estimated fair values of financial instruments were as follows:

	December 31, 2025
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$212,841	$212,841	$—	$—
Securities available for sale	880,624	128,710	751,914	—
Loans held for sale	7,403	—	7,715	—
Loans, net of allowance for credit losses	6,493,465	—	—	6,532,980
Accrued interest receivable	24,466	24,466	—	—
Financial liabilities:
Interest-bearing deposits	4,662,438	—	—	4,664,018
Borrowings and subordinated debentures	280,463	—	149,761	137,296
Accrued interest payable	34,783	34,783	—	—

	December 31, 2024
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$304,800	$304,800	$—	$—
Securities available for sale	905,798	88,929	816,869	—
Loans held for sale	8,579	—	9,229	—
Loans, net of allowance for credit losses	6,181,230	—	—	6,078,567
Accrued interest receivable	22,937	22,937	—	—
Financial liabilities:
Interest-bearing deposits	4,339,142	—	—	4,336,429
Borrowings and subordinated debentures	393,138	—	262,183	129,226
Accrued interest payable	34,824	34,824	—	—

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

Loans, net of allowance for credit losses – The fair value of loans is estimated based on the discounted cash flow approach. To estimate the fair value of the loans, certain loan characteristics such as account types, remaining terms, annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances are considered. Additionally, the Company’s prior charge-off rates and loss ratios as well as various other assumptions relating to credit, interest, and prepayment risks are used as part of valuing the loan portfolio. Subsequently, the loans were individually evaluated by sorting and pooling them based on loan types, credit risk grades, and payment types. Consistent with the requirements of ASU 2016-01 which was adopted by the Company on

January 1, 2018, the fair value of the Company's loans is considered to be an exit price notion as of December 31, 2025 (Level 3).

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

Note 15 — Share-Based Compensation

At December 31, 2025, we maintained the 2021 Equity Compensation Plan (the “2021 Plan”). At December 31, 2024 and 2023, we also maintained the 2013 Equity Compensation Plan (the “2013 Plan,” and collectively with the 2021 Plan, the “Plans”). Once the 2021 Plan was adopted, no further grants were permitted to be made under the 2013 Plan. At December 31, 2025, there were no unvested or outstanding awards governed by, or further awards available for further grant under, the 2013 Plan.

The Company may provide awards of options, stock appreciation rights, restricted stock awards, restricted stock unit awards, shares granted as a bonus or in lieu of another award, dividend equivalents, other stock-based awards or performance awards, together with any other right or interest to a participant. Participants include executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. Under the 2021 Plan, we may grant equity incentive awards for up to 1,500,000 shares of common stock. As of December 31, 2025, 739,840 shares were still available for issuance under the 2021 Plan.

The table below provides the share-based compensation expense and related tax benefits for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Share-based compensation expense	$3,598	$3,575	$2,681
Related tax benefits	$1,061	$1,065	$808

As of December 31, 2025, unrecognized share-based compensation expense was $4.1 million with an average expected recognition period of 1.7 years.

2013 and 2021 Equity Compensation Plans

Stock Options

All stock options granted under the Plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock options granted generally vest based on three to five years of continuous service and expire ten years from the date of grant. Authorized but unissued shares of common stock are issued or treasury shares are utilized upon the exercise of stock options. There were no options granted during the three years ended December 31, 2025, 2024 or 2023.

The following information under the Plans is presented for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Total intrinsic value of options exercised (1)	$—	$61	$343
Cash received from options exercised	$—	$582	$—

(1)
Intrinsic value represents the difference between the closing stock price on the exercise date and the exercise price, multiplied by the number of options.

The following is a summary of stock option transactions under the Plans for the periods indicated:

	Year Ended December 31,
	2025		2024		2023
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Options outstanding at beginning of period	3,000	$24.83	61,000	$22.73	111,000	$19.89
Options exercised	—	$—	(25,000)	$25.75	(50,000)	23.29
Options expired	(3,000)	$24.83	(33,000)	$22.10	—	$—
Options outstanding at end of period	—	$—	3,000	$24.83	61,000	$22.73
Options exercisable at end of period	—	$—	3,000	$24.83	61,000	$22.73

As of December 31, 2025, there were no stock options outstanding under the Plans, and there was no unrecognized compensation cost as all stock options issued under the Plans had fully vested.

Restricted Stock Awards

Restricted stock awards under the Plans become fully vested after a certain number of years of service. Hanmi Financial becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. Forfeitures of restricted stock are transferred back to the Company as treasury shares, and are available for future issuance under the Plans.

The table below provides information for restricted stock awards under the Plans for the periods indicated:

	2025		2024		2023
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	259,208	$17.56	196,445	$20.72	156,174	$21.29
Restricted stock granted	114,203	22.96	170,541	15.69	131,021	18.86
Restricted stock vested	(133,191)	18.51	(106,417)	19.51	(83,968)	19.34
Restricted stock forfeited	(10,647)	18.85	(1,361)	18.16	(6,782)	23.08
Restricted stock at end of period	229,573	$19.64	259,208	$17.56	196,445	$20.72

As of December 31, 2025, there was $2.8 million of total unrecognized compensation cost related to nonvested shares granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the years ended December 31, 2025, 2024 and 2023 was $3.6 million, $2.5 million, and $1.4 million, respectively.

Performance Stock Units

During the twelve months ended December 31, 2025, the Company granted to members of executive management 53,509 performance stock units (“PSUs”) from the 2021 Plan with a grant date fair value of $1.3 million. PSUs are similar to restricted stock awards, except the recipient does not receive the stock immediately, but instead receives it in accordance to a vesting plan and distribution schedule after achieving required performance milestones and upon remaining with the Company for a particular length of time. Each PSU that vests entitles the recipient to receive one share of the Company’s common stock on a specified issuance date.

PSUs granted during the years ended December 31, 2023 and 2024, vest into shares based on a three-year cliff vesting subject to achievement of a total shareholder return (“TSR”) performance metric, relative to a peer group of approximately 50 regional banks. PSUs granted during the year ended December 31, 2025 vest into shares subject to the achievement of the TSR performance metric and a tangible book value ("TBV") performance metric on an equally weighted basis. PSUs granted during 2025 were determined to have a grant date fair value of $21.39 per share. The fair value of the performance PSUs at the grant date was determined using a Monte Carlo simulation method. The number of PSUs subject to the TSR that ultimately vest at the end of the three-year vesting performance period, if any, will be based on the relative rank of the Company’s TSR among the TSRs of a peer group of approximately 50 regional banks. The PSUs granted during 2025 will ultimately vest based on the relative rank, among the regional bank peer group, of the Company for both the TSR and TBV performance metrics, with each performance metric weighted at 50%. Although the recipient does receive dividend equivalent rights for any dividends paid during the performance period based on the target shares granted, no stockholder rights, including voting, or liquidation rights will be conferred upon the recipient until becoming the record holder of those shares.

The table below provides information for performance stock units under the 2021 Plans for the periods indicated:

	2025		2024		2023
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Performance stock at beginning of period	180,330	$17.44	134,358	$21.37	104,599	$18.83
Performance stock granted	53,509	21.39	88,598	14.30	53,696	21.08
Performance stock vested	(32,759)	25.10	(39,249)	18.40	(23,937)	9.65
Performance stock forfeited	(9,276)	21.60	(3,377)	18.40	—	—
Performance stock at end of period	191,804	$17.03	180,330	$17.44	134,358	$21.37

As of December 31, 2025, there was $1.4 million of total unrecognized compensation cost related to units granted under the 2021 Plan. The cost is expected to be recognized over a weighted-average period of 1.8 years.

Compensation expense for these units is based on the fair value of the grants at the grant date and is amortized on a straight-line basis over the vesting period. For the twelve months ended December 31, 2025, total compensation expense for the PSUs was $1.1 million. The total fair value of the PSUs at December 31, 2025 was $5.2 million.

Note 16 — Earnings per Share

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

		Weighted-
	Net	Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount (1)
	(dollars in thousands except share and per share data)
Year Ended December 31, 2025
Basic EPS
Net income	$76,089	29,852,149	$2.55
Less: income allocated to unvested restricted stock	616	29,852,149	0.02
Basic EPS	$75,473	29,852,149	$2.53
Effect of dilutive securities - PSUs	—	190,125	—
Diluted EPS
Net income	$76,089	30,042,274	$2.53
Less: income allocated to unvested restricted stock	616	30,042,274	0.02
Diluted EPS	$75,473	30,042,274	$2.51

Year Ended December 31, 2024
Basic EPS
Net income	$62,201	30,019,815	$2.07
Less: income allocated to unvested restricted stock	504	30,019,815	0.02
Basic EPS	$61,697	30,019,815	$2.06
Effect of dilutive securities - PSUs	—	82,521	—
Diluted EPS
Net income	$62,201	30,102,336	$2.07
Less: income allocated to unvested restricted stock	504	30,102,336	0.02
Diluted EPS	$61,697	30,102,336	$2.05

Year Ended December 31, 2023
Basic EPS
Net income	$80,041	30,269,740	$2.64
Less: income allocated to unvested restricted stock	505	30,269,740	0.02
Basic EPS	$79,536	30,269,740	$2.63
Effect of dilutive securities - PSUs	—	60,518	—
Diluted EPS
Net income	$80,041	30,330,258	$2.64
Less: income allocated to unvested restricted stock	505	30,330,258	0.02
Diluted EPS	$79,536	30,330,258	$2.62

(1)
Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

There were no anti-dilutive options outstanding for the year ended December 31, 2025. There were 3,000 anti-dilutive options outstanding for the year ended December 31, 2024. There were no anti-dilutive options outstanding for the year ended December 31, 2023. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

Note 17 — Employee Benefits

401(k) Plan

We have a 401(k) plan for the benefit of substantially all of our employees. We match 75% of participant contributions to the 401(k) plan up to 8% of each 401(k) plan participant’s annual compensation. Contributions to the 401(k) plan were $3.2 million, $3.1 million and $3.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Personal Paid Time Off

Full time employees of the Bank are provided a benefit for personal paid time off for vacation and sick time based on their length of employment. As of December 31, 2025 and 2024, the accrued expense liability for personal paid time off was $3.7 million and $3.4 million, respectively.

Bank-Owned Life Insurance

As of December 31, 2025 and 2024, the cash surrender value of bank-owned life insurance was $56.7 million and $57.2 million, respectively. The Bank is the main beneficiary under each policy, although certain covered officers named on a policy are eligible for their heirs to be paid upon their death. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier.

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

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of December 31, 2025, the Bank was obligated on $150.0 million of letters of credit to the FHLBSF which were being used as collateral for $150.0 million of deposits from the State of California.

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,
	2025	2024
	(in thousands)
Commitments to extend credit	$930,122	$782,291
Standby letters of credit	163,071	97,463
Commercial letters of credit	5,761	18,324
Total undisbursed loan commitments	$1,098,954	$898,078

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	As of and for the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Balance at beginning of period	$2,074	$2,474	$3,114
Provision (recovery) for credit losses	275	(400)	(640)
Balance at end of period	$2,349	$2,074	$2,474

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets. During the fourth quarter of 2023, the Company entered into a $100.0 million notional interest rate swap designated as a cash flow hedge, with an effective date of May 1, 2024 and a maturity date of May 1, 2026, to hedge a pool of Prime Rate-indexed loans against falling rates. The principal balance of the loan pool designated for the Prime Rate-indexed loans was $139.7 million as of December 31, 2025. During the first quarter of 2024, the Company entered into a $75.0 million notional interest rate swap designated as a cash flow hedge, with an effective date of May 1, 2026, to hedge a pool of one-month SOFR-indexed loans against falling rates. The principal balance of the loan pool designated for the SOFR-indexed loans was $116.6 million as of December 31, 2025.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the total fair value of the derivative, which is inclusive of accrued interest, is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate asset. During 2025, $0.8 million was reclassified as a decrease to interest income. During the next 12 months, the Company estimates that an additional $0.5 million will be reclassified as a decrease to interest income.

Derivatives Not Designated as Hedging Instruments

The Company also enters into interest rate swap agreements with its customers and other third-party counterparties. The Company enters into “back-to-back swap” arrangements whereby the Company executes interest rate swap agreements with its customers and acquires an offsetting swap position from a third-party counterparty. These derivative financial statements are accounted for at fair value, with changes in fair value recognized in the Company’s Consolidated Statements of Income.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2025 and 2024.

As of December 31, 2025	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$61,350	Other Assets	$2,579	$61,350	Other Liabilities	$2,568
Total derivatives not designated as hedging instruments			$2,579			$2,568

Derivatives designated as hedging instruments
Interest rate products	$175,000	Other Assets	$140	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$140			$—

As of December 31, 2024	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$101,892	Other Assets	$4,690	$101,892	Other Liabilities	$4,650
Total derivatives not designated as hedging instruments			$4,690			$4,650

Derivatives designated as hedging instruments
Interest rate products	$—	Other Assets	$—	$175,000	Other Liabilities	$642
Total derivatives designated as hedging instruments			$—			$642

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income as of December 31, 2025.

As of December 31, 2025
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(128)	$(128)	$—	Interest Income	$(802)	$(802)	$—
Total	$(128)	$(128)	$—		$(802)	$(802)	$—

As of December 31, 2024
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(2,373)	$(2,373)	$—	Interest Income	$(1,533)	$(1,533)	$—
Total	$(2,373)	$(2,373)	$—		$(1,533)	$(1,533)	$—

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement as of December 31, 2025, 2024 and 2023.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2025	2024	2023
		(in thousands)
Interest rate products	Other income	$(28)	$21	$(114)
Total		$(28)	$21	$(114)

No fee income was recognized from its derivative financial instruments for the years ended December 31, 2025 and 2024. The Company recognized $0.6 million of fee income from its derivative financial instruments for the twelve months ended December 31, 2023.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2025 and 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

Offsetting of Derivative Assets
As of December 31, 2025
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$2,719	$—	$2,719	$397	$1,938	$384

Offsetting of Derivative Liabilities
As of December 31, 2025
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$2,568	$—	$2,568	$397	$—	$2,171

Offsetting of Derivative Assets
As of December 31, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$4,690	$—	$4,690	$642	$4,048	$—

Offsetting of Derivative Liabilities
As of December 31, 2024
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$5,292	$—	$5,292	$642	$—	$4,650

The Company has agreements with each of its derivative counterparties that contain a provision stating that if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. In addition, these agreements may also require the Company to post additional collateral should it fail to maintain its status as a well- or adequately-capitalized institution.

As of December 31, 2025 and 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0. As of December 31, 2025 and 2024, no collateral was provided related to these agreements.

Note 21 — Qualified Affordable Housing Project Investments

The Company invests in qualified affordable housing projects. At December 31, 2025 and 2024, the balance of the investment for qualified affordable housing projects was $29.7 million and $22.1 million, respectively. This balance is reflected in prepaid expenses and other assets on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects aggregated $17.8 million and $13.8 million at December 31, 2025 and 2024, respectively. The Company expects to fulfill the majority of these commitments over the next five years.

For the twelve months ended December 31, 2025, the Company recognized amortization expense of $2.5 million. For the twelve months ended, December 31, 2024 and 2023, the Company recognized amortization expense of $1.8 million and $1.9 million, respectively, which was included within income tax expense on the consolidated statements of income.

Note 22 — Liquidity

Hanmi Financial

At December 31, 2025 and 2024, Hanmi Financial had $8.8 million and $11.4 million, respectively, in cash on deposit with the Bank. In addition, at December 31, 2025 and 2024, Hanmi Financial had $46.2 million and $38.8 million of securities available for sale that consisted solely of U.S. Treasury securities.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances, brokered deposits, as well as State of California time deposits. As of December 31, 2025 and 2024, the Bank had $150.0 million and $262.5 million of FHLB advances, $88.5 million and $60.7 million of brokered deposits, and $150.0 million and $120.0 million of State of California time deposits, respectively.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of December 31, 2025, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity was $1.76 billion and $1.46 billion, respectively, compared to $1.69 billion and $1.30 billion, respectively, as of December 31, 2024.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $424.5 million from the Federal Reserve Discount Window, to which the Bank pledged loans with a carrying value of $528.1 million, and had no borrowings as of December 31, 2025. The Bank maintains other sources of liquidity, including a line of credit for repurchase agreements up to $100.0 million and four unsecured federal funds lines of credit totaling $140.0 million. These sources had no outstanding balances as of December 31, 2025 and 2024.

Note 23 — Condensed Financial Information of Parent Company

Balance Sheets

	At December 31,
	2025	2024
	(in thousands)
Assets
Cash	$8,785	$11,386
Securities available for sale	46,228	38,808
Investments in consolidated subsidiaries	872,646	812,512
Other assets	1,487	1,835
Total assets	$929,146	$864,541
Liabilities and stockholders' equity
Liabilities
Subordinated debentures	$131,268	$130,638
Other liabilities	1,492	1,729
Total liabilities	132,760	132,367
Stockholders' equity	796,386	732,174
Total liabilities and stockholders' equity	$929,146	$864,541

Statements of Income

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Dividends from bank subsidiaries	$51,500	$50,000	$44,500
Interest income on securities	1,868	1,627	1,094
Operating income	53,368	51,627	45,594
Interest expense	6,306	6,571	6,482
Other expense	6,995	7,006	5,817
Total operating expense	13,301	13,577	12,299
Income before taxes and undistributed income of subsidiary	40,067	38,050	33,295
Income tax benefit	3,354	3,235	1,403
Income before undistributed income of subsidiary	43,421	41,285	34,698
Equity in undistributed income of subsidiary	32,668	20,916	45,343
Net income	$76,089	$62,201	$80,041

Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cash Flows from Operating Activities:
Net income	$76,089	$62,201	$80,041
Adjustments to reconcile net income to net cash used in operating activities
Undistributed income of subsidiary	(32,668)	(20,916)	(45,343)
Depreciation and amortization	633	494	409
Share-based compensation expense	3,598	3,575	2,680
Change in other assets and liabilities	(372)	1,382	8,879
Net cash provided by operating activities	47,280	46,736	46,666
Cash Flows from Investing Activities:
Purchases of securities	(24,271)	(23,989)	(21,328)
Proceeds from matured, called and repayment of securities	17,413	17,845	7,000
Net cash used in investing activities	(6,858)	(6,144)	(14,328)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	582	—
Cash paid for employee vested shares surrendered due to employee tax liability	(996)	(586)	(785)
Repurchase of common stock	(9,404)	(6,314)	(4,084)
Cash dividends paid	(32,623)	(30,380)	(30,535)
Net cash used in financing activities	(43,023)	(36,698)	(35,404)
Net increase (decrease) in cash	(2,601)	3,894	(3,066)
Cash at beginning of year	11,386	7,492	10,558
Cash at end of year	$8,785	$11,386	$7,492

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

The following table presents information reported internally for performance assessment by the chief operating decision maker for the following periods:

	Banking Segment
	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net interest income	$236,190	$202,774	$221,271
Noninterest income	33,975	31,585	34,179
Segment revenues	270,165	234,359	255,450
Other revenues	—	—	—
Total consolidated revenues	270,165	234,359	255,450

Less:
Credit loss expense	14,439	4,419	4,342
Noninterest expenses	147,799	141,335	136,527
Income tax expense	31,838	26,404	34,540
Segment net income	76,089	62,201	80,041

Reconciliation of profit:
Adjustments and reconciling items	—	—	—
Consolidated net income	76,089	62,201	80,041

Segment assets	7,869,185	7,677,925	7,570,341
Other assets	—	—	—
Consolidated assets	$7,869,185	$7,677,925	$7,570,341

Note 25 — Subsequent Events

Cash Dividend

On January 29, 2026, the Company announced that the Board of Directors of the Company declared a quarterly cash dividend of $0.28 per share to be paid on February 25, 2026 to stockholders of record as of the close of business on February 9, 2026. At the same time, the Company announced that the Board of Directors authorized an expansion of the share repurchase program, adding 1.5 million shares to the 837,202 shares remaining as of December 31, 2025, bringing total repurchase capacity to approximately 2.3 million shares, or 7.8% of shares outstanding.

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

3.3

Amendment to Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated May 28, 2025 (incorporated by reference herein from to Hanmi Financial’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2025).

3.4

Second Amended and Restated Bylaws of Hanmi Financial Corporation, dated as of March 23, 2016 (incorporated by reference herein from Exhibit 3.1 to Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on March 29, 2016).

3.5

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

10.2

Amended and Restated Employment Agreement by and among Hanmi Financial Corporation, Hanmi Bank and Bonita I. Lee dated February 25, 2022 (incorporated by reference herein from Exhibit 10.9 to Hanmi Financial Corporation's Annual Report on form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022).†

10.3

Amended and Restated Employment Agreement by and among Hanmi Financial Corporation, Hanmi Bank and Romolo C. Santarosa dated February 26, 2020 (incorporated by reference herein from Exhibit 10.10 to Hanmi Financial's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020).†

10.4

Hanmi Financial Corporation 2021 Equity Compensation Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 16, 2021 (File No. 000-30421).†

10.5

Form of Restricted Stock Agreement for the Hanmi Financial Corporation 2021 Equity Compensation Plan (incorporated by reference herein to Exhibit 10.1 from Hanmi Financial Corporation’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2021).†

10.6

Form of Performance Share Unit Agreement for the Hanmi Financial Corporation 2021 Equity Compensation Plan (incorporated by reference herein to Exhibit 10.2 from Hanmi Financial Corporation’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2021).†

10.7

Form of Non-Qualified Stock Option Agreement for the Hanmi Financial Corporation 2021 Equity Compensation Plan (incorporated by reference herein to Exhibit 10.3 from Hanmi Financial Corporation’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2021).†

10.8

First Amendment to the Amended and Restated Employment Agreement by and among Hanmi Financial Corporation and Romolo C. Santarosa dated February 26, 2020 (incorporated by reference herein from Exhibit 10.1 to Hanmi Financial Corporation's Quarterly Report on Form 10-Q, as filed with the SEC on August 9, 2022).†

10.9

First Amendment to the Amended and Restated Employment Agreement by and among Hanmi Financial Corporation and Bonita I. Lee dated February 25, 2025 (incorporated by reference herein from to Hanmi Financial Corporation's Quarterly Report on Form 8-K, as filed with the SEC on March 5, 2025).†

10.10

Second Amendment to the Amended and Restated Employment Agreement by and among Hanmi Financial Corporation and Romolo C. Santarosa dated February 26, 2025 (incorporated by reference herein from to Hanmi Financial Corporation's Quarterly Report on Form 8-K, as filed with the SEC on March 5, 2025).

19.1	Insider Trading Policy (incorporated by reference herein to Hanmi Financial's Annual Report on Form 10-K, filed with the SEC on February 28, 2025).

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm - Consent of Crowe LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (incorporated by reference herein to Exhibit 97.1 from Hanmi Financial Corporation’s Annual Report on Form 10-K, as filed with the SEC on February 29, 2024).

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document *

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL

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

Date: February 27, 2026	Hanmi Financial Corporation

	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 27, 2026.

/s/ Bonita I. Lee	/s/ Romolo C. Santarosa
Bonita I. Lee	Romolo C. Santarosa
President and Chief Executive Officer; Director	Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Joseph Pangrazio	/s/ John J. Ahn
Joseph Pangrazio	John J. Ahn
Senior Vice President and Chief Accounting Officer	Chairman of the Board
(Principal Accounting Officer)

/s/ David L. Rosenblum	/s/ Christie K. Chu
David L. Rosenblum	Christie K. Chu
Vice Chairman of the Board	Director

/s/ Harry H. Chung	/s/ Gloria J. Lee
Harry H. Chung	Gloria J. Lee
Director	Director

/s/ Thomas J. Williams	/s/ Michael M. Yang
Thomas J. Williams	Michael M. Yang
Director	Director

/s/ James Marasco	/s/ Gideon Yu
James Marasco	Gideon Yu
Director	Director

/s/ Christine P. Ball	/s/ Dan Medici
Christine P. Ball	Dan Medici
Director	Director