Form 10-Q
period 2026-03-31
HANMI FINANCIAL CORP
filed 2026-05-08
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of April 30, 2026, there were 29,766,435 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries Quarterly Report on Form 10-Q

Three Months Ended March 31, 2026

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Cash and due from banks	$254,045	$212,841
Securities available for sale, at fair value (amortized cost of $900,018 and $941,760 as of March 31, 2026 and December 31, 2025, respectively)	835,725	880,624
Loans held for sale, at the lower of cost or fair value	4,932	7,403
Loans, net of allowance for credit losses of $70,468 and $69,903 as of March 31, 2026 and December 31, 2025, respectively	6,474,998	6,493,465
Accrued interest receivable	23,320	24,466
Premises and equipment, net	20,015	20,378
Customers' liability on acceptances	—	125
Servicing assets	6,535	6,459
Goodwill	11,031	11,031
Federal Home Loan Bank ("FHLB") stock, at cost	16,385	16,385
Income tax assets	37,537	40,467
Bank-owned life insurance	56,534	56,697
Prepaid expenses and other assets	98,170	98,844
Total assets	$7,839,227	$7,869,185

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,030,743	$2,015,212
Interest-bearing	4,769,879	4,662,438
Total deposits	6,800,622	6,677,650
Accrued interest payable	30,592	34,783
Bank's liability on acceptances	—	125
Borrowings	—	150,000
Subordinated debentures	130,618	130,463
Accrued expenses and other liabilities	74,576	79,778
Total liabilities	7,036,408	7,072,799
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 34,426,691 shares (29,806,694 shares outstanding) and 34,287,779 shares (29,894,757 shares outstanding) as of March 31, 2026 and December 31, 2025, respectively	34	34
Additional paid-in capital	595,374	594,667
Accumulated other comprehensive loss, net of tax benefit of $18,717 and $17,822 as of March 31, 2026 and December 31, 2025, respectively	(45,553)	(43,175)
Retained earnings	408,327	394,335
Less treasury stock; 4,619,997 shares and 4,393,022 shares as of March 31, 2026 and December 31, 2025, respectively	(155,363)	(149,475)
Total stockholders’ equity	802,819	796,386
Total liabilities and stockholders’ equity	$7,839,227	$7,869,185

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025
Interest and dividend income:
Interest and fees on loans	$93,866	$90,887
Interest on securities	5,959	6,169
Dividends on FHLB stock	831	360
Interest on deposits in other banks	1,496	1,841
Total interest and dividend income	102,152	99,257
Interest expense:
Interest on deposits	36,738	40,559
Interest on borrowings	676	2,024
Interest on subordinated debentures	1,535	1,582
Total interest expense	38,949	44,165
Net interest income before credit loss expense	63,203	55,092
Credit loss expense	2,892	2,721
Net interest income after credit loss expense	60,311	52,371
Noninterest income:
Service charges on deposit accounts	2,127	2,217
Trade finance and other service charges and fees	1,501	1,396
Gain on sale of Small Business Administration ("SBA") loans	2,102	2,000
Gain on sale of residential mortgage loans	485	175
Other operating income	2,324	1,938
Total noninterest income	8,539	7,726
Noninterest expense:
Salaries and employee benefits	21,956	20,972
Occupancy and equipment	4,414	4,450
Data processing	4,386	3,787
Professional fees	2,780	1,468
Supplies and communications	556	517
Advertising and promotion	688	585
Other operating expenses	3,588	3,205
Total noninterest expense	38,368	34,984
Income before tax	30,482	25,113
Income tax expense	7,925	7,441
Net income	$22,557	$17,672
Basic earnings per share	$0.76	$0.59
Diluted earnings per share	$0.75	$0.58
Weighted-average shares outstanding:
Basic	29,629,130	29,937,660
Diluted	29,808,999	30,058,248

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025

Net income	$22,557	$17,672
Other comprehensive income (loss), net of tax:
Unrealized gain (loss):
Unrealized holding gain (loss) on available for sale securities	(3,157)	14,542
Unrealized gain (loss) on cash flow hedges	(57)	190
Unrealized gain (loss)	(3,214)	14,732
Income tax benefit (expense) related to other comprehensive income items	879	(4,183)
Other comprehensive income (loss)	(2,335)	10,549

Reclassification adjustment for (gains) losses included in net income	(60)	245
Income tax benefit (expense) related to reclassification adjustment	17	(73)
Reclassification adjustment for (gains) losses included in net income, net of tax	(43)	172
Other comprehensive income (loss), net of tax	(2,378)	10,721
Total comprehensive income	$20,179	$28,393

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2026 and 2025

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders'
	Issued	Shares	Outstanding	Stock	Capital	Loss	Earnings	at Cost	Equity

Balance at January 1, 2026	34,287,779	(4,393,022)	29,894,757	$34	$594,667	$(43,175)	$394,335	$(149,475)	$796,386
Net income	—	—	—	—	—	—	22,557	—	22,557
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(2,293)	—	—	(2,293)
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	(85)	—	—	(85)
Cash dividends paid (common stock, $0.28/share)	—	—	—	—	—	—	(8,565)	—	(8,565)
Repurchase of common stock	—	(185,707)	(185,707)	—	—	—	—	(4,808)	(4,808)
Issuance of awards pursuant to equity incentive plans, net of forfeitures	138,912	—	138,912	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	707	—	—	—	707
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(41,268)	(41,268)	—	—	—	—	(1,080)	(1,080)
Balance at March 31, 2026	34,426,691	(4,619,997)	29,806,694	$34	$595,374	$(45,553)	$408,327	$(155,363)	$802,819

Balance at January 1, 2025	34,151,464	(3,955,465)	30,195,999	$34	$591,069	$(70,723)	$350,869	$(139,075)	$732,174
Net income	—	—	—	—	—	—	17,672	—	17,672
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	10,411	—	—	10,411
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	310	—	—	310
Cash dividends paid (common stock, $0.27/share)	—	—	—	—	—	—	(8,252)	—	(8,252)
Repurchase of common stock	—	(50,000)	(50,000)	—	—	—	—	(1,124)	(1,124)
Issuance of awards pursuant to equity incentive plans, net of forfeitures	113,566	—	113,566	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	873	—	—	—	873
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(26,051)	(26,051)	—	—	—	—	(579)	(579)
Balance at March 31, 2025	34,265,030	(4,031,516)	30,233,514	$34	$591,942	$(60,002)	$360,289	$(140,778)	$751,485

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$22,557	$17,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	862	801
Amortization of servicing assets - net	612	668
Share-based compensation expense	707	873
Credit loss expense	2,892	2,721
Gain on sales of other real estate owned	(850)	—
Gain on sales of SBA loans	(2,102)	(2,000)
Origination of loans held for sale	(62,542)	(35,420)
Proceeds from sales of loans	67,749	45,007
Gain on sales of residential mortgage loans	(485)	(175)
Change in bank-owned life insurance	163	(308)
Change in prepaid expenses and other assets	(211)	1,157
Change in income tax assets	3,808	2,660
Change in accrued interest payable and other liabilities	(9,283)	(7,298)
Net cash provided by operating activities	23,877	26,358
Cash flows from investing activities:
Purchases of securities available for sale	(35,715)	(32,466)
Proceeds from matured, called and repayment of securities	76,846	45,141
Purchases of loans	—	(34,301)
Purchases of premises and equipment	(499)	(263)
Proceeds from disposition of premises and equipment	—	14
Proceeds from sales of other real estate owned ("OREO")	2,830	—
Change in loans, excluding purchases and sales	15,155	(9,122)
Net cash provided by (used in) investing activities	58,617	(30,997)
Cash flows from financing activities:
Change in deposits	122,972	183,699
Change in open FHLB advances	—	(145,000)
Repayments of FHLB term advances	(150,000)	—
Cash paid for surrendered employee vested shares due to tax liability	(1,080)	(579)
Repurchase of common stock	(4,812)	(1,125)
Cash dividends paid	(8,370)	(8,153)
Net cash provided by (used in) financing activities	(41,290)	28,842
Net increase in cash and due from banks	41,204	24,203
Cash and due from banks at beginning of year	212,841	304,800
Cash and due from banks at end of period	$254,045	$329,003
Supplemental disclosures of cash flow information:
Interest paid	$43,140	$49,343
Income taxes paid	$336	$550
Non-cash activities:
Income tax benefit (expense) related to other comprehensive income items	$896	$(4,256)
Right-of-use asset obtained in exchange for lease liability	$(3,722)	$(4,442)

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

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended March 31, 2026. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ended December 31, 2026 or for any other period. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”).

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

Descriptions of our significant accounting policies are included in Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the 2025 Annual Report on Form 10-K.

Accounting Standards Adopted in 2026

The Company has not adopted any accounting standards in 2026.

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

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
March 31, 2026
U.S. Treasury securities	$128,708	$107	$(224)	$128,591
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	399,917	608	(39,165)	361,360
Mortgage-backed securities - commercial	74,289	75	(11,466)	62,898
Collateralized mortgage obligations	169,268	1,008	(6,117)	164,159
Debt securities	53,062	—	(779)	52,283
Total U.S. government agency and sponsored agency obligations	696,536	1,691	(57,527)	640,700
Municipal bonds-tax exempt	74,774	—	(8,340)	66,434
Total securities available for sale	$900,018	$1,798	$(66,091)	$835,725

December 31, 2025
U.S. Treasury securities	$128,569	$298	$(157)	$128,710
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	411,223	926	(38,741)	373,408
Mortgage-backed securities - commercial	71,751	116	(11,295)	60,572
Collateralized mortgage obligations	188,120	1,768	(5,933)	183,955
Debt securities	67,059	—	(1,105)	65,954
Total U.S. government agency and sponsored agency obligations	738,153	2,810	(57,074)	683,889
Municipal bonds-tax exempt	75,038	—	(7,013)	68,025
Total securities available for sale	$941,760	$3,108	$(64,244)	$880,624

The amortized cost and estimated fair value of securities as of March 31, 2026 and December 31, 2025, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities. Mortgage-backed securities included in the table below may mature before their contractual maturities.

	March 31, 2026		December 31, 2025
	Available for Sale		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Within one year	$155,672	$155,029	$159,050	$158,399
Over one year through five years	52,718	51,631	65,994	64,919
Over five years through ten years	269,806	243,477	234,306	213,596
Over ten years	421,822	385,588	482,410	443,710
Total	$900,018	$835,725	$941,760	$880,624

The following table summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2026 or December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(in thousands, except number of securities)
March 31, 2026
U.S. Treasury securities	$(108)	$43,060	13	$(116)	$10,389	3	$(224)	$53,449	16
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(246)	17,161	5	(38,919)	309,753	114	(39,165)	326,914	119
Mortgage-backed securities - commercial	(88)	4,697	2	(11,378)	48,831	15	(11,466)	53,528	17
Collateralized mortgage obligations	(33)	13,942	4	(6,084)	43,879	21	(6,117)	57,821	25
Debt securities	—	—	—	(779)	52,284	10	(779)	52,283	10
Total U.S. government agency and sponsored agency obligations	(367)	35,800	11	(57,160)	454,747	160	(57,527)	490,546	171
Municipal bonds-tax exempt	—	—	—	(8,340)	66,434	19	(8,340)	66,434	19
Total	$(475)	$78,860	24	$(65,616)	$531,570	182	$(66,091)	$610,429	206

December 31, 2025
U.S. Treasury securities	$—	$4,999	1	$(157)	$10,351	3	$(157)	$15,350	4
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(46)	4,629	2	(38,695)	322,912	114	(38,741)	327,541	116
Mortgage-backed securities - commercial	—	—	—	(11,295)	54,316	16	(11,295)	54,316	16
Collateralized mortgage obligations	—	—	—	(5,933)	50,264	24	(5,933)	50,264	24
Debt securities	—	—	—	(1,105)	65,954	13	(1,105)	65,954	13
Total U.S. government agency and sponsored agency obligations	(46)	4,629	2	(57,028)	493,446	167	(57,074)	498,075	169
Municipal bonds-tax exempt	—	—	—	(7,013)	68,025	19	(7,013)	68,025	19
Total	$(46)	$9,628	3	$(64,198)	$571,822	189	$(64,244)	$581,450	192

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

There were no sales of securities during the three months ended March 31, 2026 or March 31, 2025.

As of March 31, 2026 and December 31, 2025, there were no securities available for sale that were pledged to secure advances or other borrowings.

At March 31, 2026, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Note 3 — Loans

Loans, net of allowance for credit losses

Loans, net of allowance for credit losses, consisted of the following as of the dates indicated:

	March 31, 2026	December 31, 2025
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,167,739	$1,132,439
Hospitality	865,202	847,989
Office	486,537	503,268
Other (1)	1,464,915	1,532,667
Total commercial property loans	3,984,393	4,016,363
Construction	13,751	13,742
Residential (2)	1,002,223	1,049,872
Total real estate loans	5,000,367	5,079,977
Commercial and industrial loans	1,152,544	1,074,908
Equipment financing agreements	392,555	408,483
Total loans	6,545,466	6,563,368
Allowance for credit losses	(70,468)	(69,903)
Total loans, net of allowance for credit losses	$6,474,998	$6,493,465

(1)
Includes, among other property types, mixed-use, gas station, multifamily, industrial, and faith-based facilities; the remaining real estate categories represent less than 1% of the Bank's total loans.

(2)
Includes $0.9 million and $1.0 million of home equity loans and lines, and $5.6 million and $3.8 million of personal loans at March 31, 2026 and December 31, 2025, respectively.

Accrued interest on loans was $20.1 million and $20.7 million at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026 and December 31, 2025, loans with carrying values of $2.26 billion and $2.40 billion, respectively, were pledged to secure advances from the FHLB, and loans with carrying values of $515.7 million and $528.1 million, respectively, were pledged to the Federal Reserve Bank of San Francisco Discount Window.

Loans Held for Sale

Activity in loans held for sale is presented below for the following periods:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
Three months ended March 31, 2026
Balance at beginning of period	$4,985	$2,418	$7,403
Originations and transfers	51,624	10,918	62,542
Sales	(53,127)	(11,117)	(64,244)
Principal paydowns and amortization	(768)	(1)	(769)
Balance at end of period	$2,714	$2,218	$4,932

Three months ended March 31, 2025
Balance at beginning of period	$3,994	$4,585	$8,579
Originations and transfers	18,615	16,805	35,420
Sales	(17,594)	(14,570)	(32,164)
Principal paydowns and amortization	—	(4)	(4)
Balance at end of period	$5,015	$6,816	$11,831

All loans sold during the three months ended March 31, 2026, were sold from the held for sale portfolio. During 2025, we sold residential mortgage loans from the held for investment portfolio when the decision to sell the loans and the sale of the loans occurred within the same quarter. During the three months ended March 31, 2025, we sold $10.0 million of residential mortgage loans from the held for investment portfolio, and none from the held for sale portfolio.

Loan Purchases

The following table presents loans purchased by portfolio segment for the following periods:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Commercial real estate	$—	$15,113
Commercial and industrial	—	9,203
Residential real estate	—	9,985
Total	$—	$34,301

Allowance for Credit Losses

The following table details the information on the allowance for credit losses by portfolio segment for the following periods:

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
Three months ended March 31, 2026
Balance at beginning of period	$51,670	$7,792	$10,441	$69,903
Charge-offs	(132)	(127)	(2,912)	(3,171)
Recoveries	45	39	489	573
Credit loss expense (recovery)	(1,475)	1,107	3,531	3,163
Ending balance	$50,108	$8,811	$11,549	$70,468

Three months ended March 31, 2025
Balance at beginning of period	$45,099	$10,006	$15,042	$70,147
Charge-offs	(169)	(222)	(2,798)	(3,189)
Recoveries	424	36	783	1,243
Credit loss expense (recovery)	5,948	(3,578)	26	2,396
Ending balance	$51,302	$6,242	$13,053	$70,597

The table below presents the allowance for credit losses by portfolio segment as a percentage of the total allowance for credit losses and loans by portfolio segment as a percentage of the total investment in loans as of:

	March 31, 2026				December 31, 2025
	Allowance		Loans		Allowance		Loans
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$9,623	13.7%	$1,167,739	17.8%	$9,999	14.3%	$1,132,439	17.3%
Hospitality	8,098	11.5	865,202	13.2	8,737	12.5	847,989	12.9
Office	5,253	7.5	486,537	7.4	5,700	8.2	503,268	7.7
Other	13,629	19.4	1,464,915	22.4	14,078	20.1	1,532,667	23.4
Total commercial property loans	36,603	51.9	3,984,393	60.9	38,514	55.1	4,016,363	61.3
Construction	201	0.3	13,751	0.2	208	0.3	13,742	0.2
Residential	13,304	18.9	1,002,223	15.3	12,948	18.5	1,049,872	16.0
Total real estate loans	50,108	71.2	5,000,367	76.5	51,670	73.9	5,079,977	77.5
Commercial and industrial loans	8,811	12.4	1,152,544	17.6	7,792	11.1	1,074,908	16.4
Equipment financing agreements	11,549	16.4	392,555	6.0	10,441	15.0	408,483	6.1
Total	$70,468	100.0%	$6,545,466	100.0%	$69,903	100.0%	$6,563,368	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class, for which repayment is expected to be obtained through the sale or operation of the underlying collateral, as of:

	March 31, 2026	December 31, 2025
	(in thousands)
Real estate loans:
Commercial property
Retail	$436	$596
Hospitality	3,175	—
Office	337	10,159
Other	1,156	671
Total commercial property loans	5,104	11,426
Residential	2,005	1,113
Total real estate loans	7,109	12,539
Total	$7,109	$12,539

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

Pass and Pass-Watch: Pass loans, grades (1-4), are in compliance with the Bank’s credit policy and regulatory requirements and do not exhibit any potential or defined weaknesses as defined under “Special Mention”, “Substandard” or “Doubtful.” This category is the strongest level of the Bank’s loan grading system. It consists of all performing loans with no identified credit weaknesses. It includes cash and stock/security secured loans or other investment grade loans. Pass-Watch loans, grade (4), require enhanced attention due to financial or other circumstances facing the borrowers, which may adversely affect future financial performance.

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

Loans by Vintage Year and Risk Rating

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
March 31, 2026
Real estate loans:
Commercial property
Risk Rating
Pass / Pass-Watch	$393,929	$935,164	$382,505	$404,811	$799,378	$924,146	$55,860	$3,895,793
Special Mention	811	54,758	—	21,762	596	1,650	—	79,577
Classified	—	3,771	—	—	1,347	3,905	—	9,023
Total commercial property	394,740	993,693	382,505	426,573	801,321	929,701	55,860	3,984,393
YTD gross charge-offs	—	—	—	—	40	92	—	132
YTD net charge-offs (recoveries)	—	(2)	—	—	41	50	—	89

Construction
Risk Rating
Pass / Pass-Watch	—	9,753	3,998	—	—	—	—	13,751
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total construction	—	9,753	3,998	—	—	—	—	13,751
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Risk Rating
Pass / Pass-Watch	29,143	225,155	68,357	132,608	313,940	221,289	6,180	996,672
Special Mention	—	—	—	—	2,416	—	—	2,416
Classified	—	—	682	892	1,114	447	—	3,135
Total residential	29,143	225,155	69,039	133,500	317,470	221,736	6,180	1,002,223
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(2)	—	(2)

Total real estate loans
Risk Rating
Pass / Pass-Watch	423,072	1,170,072	454,860	537,419	1,113,318	1,145,435	62,040	4,906,216
Special Mention	811	54,758	—	21,762	3,012	1,650	—	81,993
Classified	—	3,771	682	892	2,461	4,352	—	12,158
Total real estate loans	423,883	1,228,601	455,542	560,073	1,118,791	1,151,437	62,040	5,000,367
YTD gross charge-offs	—	—	—	—	40	92	—	132
YTD net charge-offs (recoveries)	—	(2)	—	—	41	48	—	87

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	211,962	318,176	147,703	37,688	32,825	25,923	360,845	1,135,122
Special Mention	253	—	36	—	11,399	—	—	11,688
Classified	—	19	5,105	43	136	31	400	5,734
Total commercial and industrial loans	212,215	318,195	152,844	37,731	44,360	25,954	361,245	1,152,544
YTD gross charge-offs	—	—	76	—	—	51	—	127
YTD net charge-offs (recoveries)	—	—	76	—	(24)	37	(1)	88

Equipment financing agreements:
Risk Rating
Pass / Pass-Watch	41,008	129,519	77,544	72,870	52,847	13,922	—	387,710
Special Mention	—	—	—	—	—	—	—	—
Classified	—	945	772	1,062	1,415	651	—	4,845
Total equipment financing agreements	41,008	130,464	78,316	73,932	54,262	14,573	—	392,555
YTD gross charge-offs	—	1,124	301	512	799	176	—	2,912
YTD net charge-offs (recoveries)	—	1,124	259	461	678	(99)	—	2,423

Total loans:
Risk Rating
Pass / Pass-Watch	676,042	1,617,767	680,107	647,977	1,198,990	1,185,280	422,885	6,429,048
Special Mention	1,064	54,758	36	21,762	14,411	1,650	—	93,681
Classified	—	4,735	6,559	1,997	4,012	5,034	400	22,737
Total loans	$677,106	$1,677,260	$686,702	$671,736	$1,217,413	$1,191,964	$423,285	$6,545,466
YTD gross charge-offs	—	1,124	377	512	839	319	—	3,171
YTD net charge-offs (recoveries)	—	1,122	335	461	695	(14)	(1)	2,598

(1)
Origination year includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total

December 31, 2025
Real estate loans:
Commercial property
Risk Rating
Pass / Pass-Watch	$1,181,833	$402,354	$472,027	$808,330	$735,411	$285,598	$54,824	$3,940,377
Special Mention	55,029	—	—	148	1,371	298	—	56,846
Classified	3,846	—	—	11,225	—	4,069	—	19,140
Total commercial property	1,240,708	402,354	472,027	819,703	736,782	289,965	54,824	4,016,363
YTD gross charge-offs	—	—	—	8,820	—	392	—	9,212
YTD net charge-offs (recoveries)	(8)	—	—	8,547	—	(24)	—	8,515

Construction
Risk Rating
Pass / Pass-Watch	9,745	3,997	—	—	—	—	—	13,742
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total construction	9,745	3,997	—	—	—	—	—	13,742
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Risk Rating
Pass / Pass-Watch	258,847	84,457	142,926	326,126	132,510	97,076	4,154	1,046,096
Special Mention	—	—	—	2,417	—	—	250	2,667
Classified	—	—	—	1,113	—	(4)	—	1,109
Total residential	258,847	84,457	142,926	329,656	132,510	97,072	4,404	1,049,872
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(4)	—	(4)

Total real estate loans
Risk Rating
Pass / Pass-Watch	1,450,425	490,808	614,953	1,134,456	867,921	382,674	58,978	5,000,215
Special Mention	55,029	—	—	2,565	1,371	298	250	59,513
Classified	3,846	—	—	12,338	—	4,065	—	20,249
Total real estate loans	1,509,300	490,808	614,953	1,149,359	869,292	387,037	59,228	5,079,977
YTD gross charge-offs	—	—	—	8,820	—	392	—	9,212
YTD net charge-offs (recoveries)	(8)	—	—	8,547	—	(28)	—	8,511

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	426,520	168,307	40,485	44,797	19,772	16,931	345,975	1,062,787
Special Mention	—	—	—	11,600	—	—	—	11,600
Classified	—	—	—	148	—	21	352	521
Total commercial and industrial loans	426,520	168,307	40,485	56,545	19,772	16,952	346,327	1,074,908
YTD gross charge-offs	19	373	59	853	82	322	—	1,708
YTD net charge-offs (recoveries)	19	366	54	750	82	46	(2,723)	(1,406)

Equipment financing agreements:
Risk Rating
Pass / Pass-Watch	144,142	87,819	85,652	65,042	19,188	1,529	—	403,372
Special Mention	—	—	—	—	—	—	—	—
Classified	506	726	1,202	1,962	583	132	—	5,111
Total equipment financing agreements	144,648	88,545	86,854	67,004	19,771	1,661	—	408,483
YTD gross charge-offs	—	875	2,728	4,658	1,706	159	—	10,126
YTD net charge-offs (recoveries)	—	831	2,297	3,579	831	(234)	(2)	7,302

Total loans:
Risk Rating
Pass / Pass-Watch	2,021,087	746,934	741,090	1,244,295	906,881	401,134	404,953	6,466,374
Special Mention	55,029	—	—	14,165	1,371	298	250	71,113
Classified	4,352	726	1,202	14,448	583	4,218	352	25,881
Total loans	$2,080,468	$747,660	$742,292	$1,272,908	$908,835	$405,650	$405,555	$6,563,368
YTD gross charge-offs	19	1,248	2,787	14,331	1,788	873	—	21,046
YTD net charge-offs (recoveries)	11	1,197	2,351	12,876	913	(216)	(2,725)	14,407

(1)
Origination year includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

Loans by Vintage Year and Payment Performance

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
March 31, 2026
Real estate loans:
Commercial property
Payment performance
Performing	$394,740	$989,922	$382,505	$426,573	$800,880	$928,336	$55,860	$3,978,816
Nonperforming	—	3,771	—	—	441	1,365	—	5,577
Total commercial property	394,740	993,693	382,505	426,573	801,321	929,701	55,860	3,984,393
YTD gross charge-offs	—	—	—	—	40	92	—	132
YTD net charge-offs (recoveries)	—	(2)	—	—	41	50	—	89

Construction
Payment performance
Performing	—	9,753	3,998	—	—	—	—	13,751
Nonperforming	—	—	—	—	—	—	—	—
Total construction	—	9,753	3,998	—	—	—	—	13,751
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Payment performance
Performing	29,143	225,155	69,039	132,608	316,357	221,740	6,180	1,000,222
Nonperforming	—	—	—	892	1,113	(4)	—	2,001
Total residential	29,143	225,155	69,039	133,500	317,470	221,736	6,180	1,002,223
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(2)	—	(2)

Total real estate loans
Payment performance
Performing	423,883	1,224,830	455,542	559,181	1,117,237	1,150,076	62,040	4,992,789
Nonperforming	—	3,771	—	892	1,554	1,361	—	7,578
Total real estate loans	423,883	1,228,601	455,542	560,073	1,118,791	1,151,437	62,040	5,000,367
YTD gross charge-offs	—	—	—	—	40	92	—	132
YTD net charge-offs (recoveries)	—	(2)	—	—	41	48	—	87

Commercial and industrial loans:
Payment performance
Performing	212,215	318,195	152,753	37,731	44,323	25,954	361,245	1,152,416
Nonperforming	—	—	91	—	37	—		128
Total commercial and industrial loans	212,215	318,195	152,844	37,731	44,360	25,954	361,245	1,152,544
YTD gross charge-offs	—	—	76	—	—	51	—	127
YTD net charge-offs (recoveries)	—	—	76	—	(24)	37	(1)	88

Equipment financing agreements:
Payment performance
Performing	41,008	129,571	77,544	72,870	52,886	13,963		387,842
Nonperforming	—	893	772	1,062	1,376	610		4,713
Total equipment financing agreements	41,008	130,464	78,316	73,932	54,262	14,573	—	392,555
YTD gross charge-offs	—	1,124	301	512	799	176	—	2,912
YTD net charge-offs (recoveries)	—	1,124	259	461	678	(99)	—	2,423

Total loans:
Payment performance
Performing	677,106	1,672,596	685,839	669,782	1,214,446	1,189,993	423,285	6,533,047
Nonperforming	—	4,664	863	1,954	2,967	1,971	—	12,419
Total loans	$677,106	$1,677,260	$686,702	$671,736	$1,217,413	$1,191,964	$423,285	$6,545,466
YTD gross charge-offs	—	1,124	377	512	839	319	—	3,171
YTD net charge-offs (recoveries)	—	1,122	335	461	695	(14)	(1)	2,598

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
	(in thousands)
March 31, 2026
Real estate loans:
Commercial property
Retail	$1,524	$—	$436	$1,960	$1,165,779	$1,167,739
Hospitality	190	—	3,175	3,365	861,837	865,202
Office	—	—	337	337	486,200	486,537
Other	1,050	—	540	1,590	1,463,325	1,464,915
Total commercial property loans	2,764	—	4,488	7,252	3,977,141	3,984,393
Construction	—	—	—	—	13,751	13,751
Residential	4,743	1,082	2,001	7,826	994,397	1,002,223
Total real estate loans	7,507	1,082	6,489	15,078	4,985,289	5,000,367
Commercial and industrial loans	627	—	—	627	1,151,917	1,152,544
Equipment financing agreements	3,541	1,442	2,907	7,890	384,665	392,555
Total loans	$11,675	$2,524	$9,396	$23,595	$6,521,871	$6,545,466

December 31, 2025
Real estate loans:
Commercial property
Retail	$2,002	$590	$154	$2,746	$1,129,693	$1,132,439
Hospitality	3,135	—	—	3,135	844,854	847,989
Office	—	—	10,159	10,159	493,109	503,268
Other	325	657	—	982	1,531,685	1,532,667
Total commercial property loans	5,462	1,247	10,313	17,022	3,999,341	4,016,363
Construction	—	—	—	—	13,742	13,742
Residential	4,311	1,259	1,109	6,679	1,043,193	1,049,872
Total real estate loans	9,773	2,506	11,422	23,701	5,056,276	5,079,977
Commercial and industrial loans	788	—	—	788	1,074,120	1,074,908
Equipment financing agreements	4,604	1,788	2,956	9,348	399,135	408,483
Total loans	$15,165	$4,294	$14,378	$33,837	$6,529,531	$6,563,368

Nonaccrual Loans and Nonperforming Assets

The following tables represent the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of:

	March 31, 2026
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$436	$466	$—	$902
Hospitality	3,133	68	—	3,201
Office	337	—	—	337
Other	1,136	—	—	1,136
Total commercial property loans	5,042	534	—	5,576
Construction	—	—	—	—
Residential	888	1,113	—	2,001
Total real estate loans	5,930	1,647	—	7,577
Commercial and industrial loans	—	128	—	128
Equipment financing agreements	—	4,715	—	4,715
Total	$5,930	$6,490	$—	$12,420

	December 31, 2025
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$589	$376	$—	$965
Hospitality	(39)	83	—	44
Office	10,159	—	—	10,159
Other	671	7	—	678
Total commercial property loans	11,380	466	—	11,846
Residential	1,109	—	—	1,109
Total real estate loans	12,489	466	—	12,955
Commercial and industrial loans	—	46	—	46
Equipment financing agreements	(6)	5,117	—	5,111
Total	$12,483	$5,629	$—	$18,112

The Company recognized $1,000 and $346,000 of interest income on nonaccrual loans for the three months ended March 31, 2026 and 2025, respectively.

The following table details nonperforming assets as of the dates indicated:

	March 31, 2026	December 31, 2025
	(in thousands)
Nonaccrual loans	$12,420	$18,112
Loans 90 days or more past due and still accruing	—	—
Total nonperforming loans	12,420	18,112
Other real estate owned (“OREO”)	—	1,980
Total nonperforming assets*	$12,420	$20,092

* Excludes repossessed personal property of $0.3 million and $0.6 million as of March 31, 2026 and December 31, 2025, respectively.

There was no OREO as of March 31, 2026. As of December 31, 2025, OREO consisted of two properties with combined carrying values of $2.0 million. OREO is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets.

Loan Modifications

The following table presents the amortized cost of loans that were modified to borrowers experiencing financial difficulty during the period indicated:

	Interest Only/Principal Deferment
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
March 31, 2026
Commercial and industrial loans	$4,998	0.4%	One loan with 12-month interest-only modification

The modified loan above was current at March 31, 2026. The Company has not committed to lend any additional amounts to the borrower included in the table above as of March 31, 2026. During the three months ended March 31, 2026 and 2025, there were no payment defaults on loans that were modified within the preceding 12 months.

No loans were modified to borrowers experiencing financial difficulty during the three months ended March 31, 2025.

Note 4 — Servicing Assets

The activity in servicing assets was as follows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)

Balance at beginning of period	$6,459	$6,457
Addition related to sale of loans	687	657
Amortization	(611)	(692)
Balance at end of period	$6,535	$6,422

At March 31, 2026 and December 31, 2025, we serviced loans sold by the Bank to unaffiliated parties of $561.8 million and $615.9 million, respectively. These loans are maintained off-balance sheet and are not included in loans, net of allowance for credit losses on the consolidated balance sheets. At March 31, 2026 and December 31, 2025, all loans serviced were SBA loans, except for $57.9 million and $62.5 million, respectively, of residential mortgage loans.

The Company recorded servicing fee income of $1.4 million and $1.3 million for three months ended March 31, 2026 and 2025, respectively. Servicing fee income, net of amortization of servicing assets, is included in other operating income in the consolidated statements of income. Amortization expense was $0.6 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.

The fair value of servicing rights was $8.8 million at March 31, 2026, which was determined using discount rates ranging from 7.4% to 20.9% and prepayment speeds ranging from 13.2% to 28.7%, depending on the stratification of the specific right. The fair value of servicing rights was $8.5 million at December 31, 2025, which was determined using discount rates ranging from 9.7% to 18.9% and prepayment speeds ranging from 20.2% to 28.0%, depending on the stratification of the specific right.

Note 5 — Income Taxes

The Company’s income tax expense was $7.9 million and $7.4 million, representing effective tax rates of 26.0% and 29.6% for the three months ended March 31, 2026 and 2025, respectively.

Management concluded that as of both March 31, 2026 and December 31, 2025, a valuation allowance of $1.5 million was appropriate against certain state net operating loss carry forwards. For all other deferred tax assets, management believed it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. Net deferred tax assets were $37.5 million and $37.4 million as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026, the Company was subject to examination by federal and various state tax authorities for the years ended December 31, 2021 through 2024. During the three months ended March 31, 2026, there were no material changes to the Company’s uncertain tax positions. The Company does not expect its unrecognized tax positions to change significantly over the next twelve months.

Note 6 — Goodwill

The Company had goodwill with a carrying amount of $11.0 million at March 31, 2026 and December 31, 2025. The Company performed an impairment analysis in the first quarter of 2026 and determined there was no impairment as of March 31, 2026. No triggering event occurred as of, or subsequent to March 31, 2026, that would require a reassessment of goodwill.

Note 7 — Deposits

The scheduled maturities of time deposits are as follows for the periods indicated:

	Time Deposits More Than $250,000	Other Time Deposits	Total
	(in thousands)
At March 31, 2026
2026	$1,037,174	$1,151,092	$2,188,266
2027	131,270	238,130	369,400
2028	—	16,844	16,844
2029	—	313	313
2030 and thereafter	269	373	642
Total	$1,168,713	$1,406,752	$2,575,465

At December 31, 2025
2026	$1,136,877	$1,285,988	$2,422,865
2027	390	62,900	63,290
2028	—	16,473	16,473
2029	—	183	183
2030 and thereafter	269	341	610
Total	$1,137,536	$1,365,885	$2,503,421

Included in time deposits more than $250,000 were State of California time deposits of $150.0 million at March 31, 2026 and December 31, 2025. Included in other time deposits were brokered deposits of $88.5 million at March 31, 2026 and December 31, 2025.

Accrued interest payable on deposits was $30.6 million and $34.8 million at March 31, 2026 and December 31, 2025, respectively. Total deposits reclassified to loans due to overdrafts at March 31, 2026 and December 31, 2025 were $1.5 million and $2.4 million, respectively.

Note 8 — Borrowings and Subordinated Debentures

Borrowings consisted of FHLB advances, which represent collateralized obligations with the FHLB. The following is a summary of contractual maturities of FHLB advances:

	March 31, 2026		December 31, 2025
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Open advances	$—	—%	$—	—%
Advances due within 12 months	—	—	150,000	4.20
Advances due over 12 months through 24 months	—	—	—	—
Outstanding advances	$—	—%	$150,000	4.02%

The following is financial data pertaining to FHLB advances:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Weighted-average interest rate at end of period	0.00%	4.02%
Weighted-average interest rate during the period	3.94%	4.52%
Average balance of FHLB advances	$68,944	$82,390
Maximum amount outstanding at any month-end	$90,000	$150,000

We have pledged loans with carrying values of $2.26 billion and $2.40 billion as collateral with the FHLB as of March 31, 2026 and December 31, 2025, respectively. The total borrowing capacity available from pledged collateral was $1.66 billion and $1.76 billion at March 31, 2026 and December 31, 2025, respectively. The remaining available borrowing capacity from pledged collateral was $1.51 billion and $1.46 billion at March 31, 2026 and December 31, 2025, respectively.

We have also pledged loans with carrying values of $515.7 million and $528.1 million as collateral with the Federal Reserve Bank of San Francisco Discount Window as of March 31, 2026 and December 31, 2025, respectively. The borrowing capacity available through the Discount Window based on pledged loans was $411.8 million and $424.5 million as of March 31, 2026 and December 31, 2025, respectively. There was no balance outstanding as of March 31, 2026 or December 31, 2025.

Interest expense on FHLB advances for the three months ended March 31, 2026 and 2025 was $0.7 million and $2.0 million, respectively.

On August 20, 2021, the Company issued $110.0 million of Fixed-to-Floating Subordinated Notes (“2031 Notes”) with a maturity date of September 1, 2031. The 2031 Notes have an initial fixed interest rate of 3.75% per annum, payable semiannually in arrears on March 1 and September 1 of each year, up to but excluding September 1, 2026. From and including September 1, 2026 and thereafter, the 2031 Notes will bear interest at a floating rate per annum equal to the Three-Month Term SOFR plus 310 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. If the then current three-month term SOFR rate is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance cost was $2.1 million, which is being amortized through the 2031 Notes’ maturity date. At March 31, 2026 and December 31, 2025, the balance of the 2031 Notes included in the Company’s Consolidated Balance Sheet, net of issuance cost, was $108.8 million and $108.7 million, respectively.

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

The rate on the TPS at March 31, 2026 was 5.34%. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At March 31, 2026 and December 31, 2025, the balance of Subordinated Debentures included in the Company’s Consolidated Balance Sheets, net of discount of $4.2 million and $4.3 million, was $22.6 million and $22.5 million, respectively. Amortization of the discount was $104,000 and $112,000 for the three month periods ended March 31, 2026 and 2025, respectively.

Note 9 — Earnings Per Share

Earnings per share (“EPS”) is calculated on both a basic and a diluted basis. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted from the issuance of common stock that then shared in earnings. Both basic and diluted EPS exclude common shares in treasury. For diluted EPS, the weighted-average number of common shares outstanding was diluted only by unvested performance stock units (“PSUs”) under the treasury method for the three month periods ended March 31, 2026 and 2025.

Unvested restricted stock awards contain rights to non-forfeitable dividends and are therefore considered participating securities prior to vesting. As a result, they have been included in the earnings allocation in computing basic and diluted EPS under the two-class method.

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands, except per share and unit amounts)
Basic EPS
Net income	$22,557	$17,672
Less: income allocated to unvested restricted stock	181	148
Income allocated to common shares	$22,376	$17,524
Weighted-average shares for basic EPS	29,629,130	29,937,660
Basic EPS (1)	$0.76	$0.59

Effect of dilutive PSUs	179,869	120,588

Diluted EPS
Income allocated to common shares	$22,376	$17,524
Weighted-average shares for diluted EPS	29,808,999	30,058,248
Diluted EPS (1)	$0.75	$0.58

(1)
Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

There were no options outstanding during the three months ended March 31, 2026. On a weighted-average basis, options to purchase 3,000 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2025 because their effect would have been anti-dilutive. Options with an exercise price greater than the average market price of the common shares are considered anti-dilutive. There were no anti-dilutive unvested PSUs outstanding for the three months ended March 31, 2026 or 2025.

During the three months ended March 31, 2026, 57,754 PSUs were awarded to executive officers from the 2021 Equity Compensation Plan, with a fair value of $1.5 million on the grant date of March 13, 2026. These units have a three-year cliff vesting period and include dividend equivalent rights. During the three months ended March 31, 2025, 52,526 PSUs were awarded to executive officers from the 2021 Equity Compensation Plan, with a fair value of $1.2 million on the grant date of March 26, 2025. These units also have a three-year cliff vesting period and include dividend equivalent rights. Total PSUs outstanding as of March 31, 2026 were 197,417 with an aggregate grant fair value of $3.8 million. Total PSUs outstanding as of March 31, 2025 were 194,820 with an aggregate grant fair value of $3.6 million.

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

At March 31, 2026, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5% must be met to avoid limitations on the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. The Bank's capital conservation buffer was 6.45% and 6.25% and the Company’s capital conservation buffer was 6.52% and 6.37% as of March 31, 2026 and December 31, 2025, respectively.

The capital ratios of Hanmi Financial and the Bank as of March 31, 2026 and December 31, 2025 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2026
Total capital (to risk-weighted assets):
Hanmi Financial	$1,030,325	15.22%	$541,435	8.00%	N/A	N/A
Hanmi Bank	$977,985	14.45%	$541,456	8.00%	$676,820	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$847,283	12.52%	$406,076	6.00%	N/A	N/A
Hanmi Bank	$904,943	13.37%	$406,092	6.00%	$541,456	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$825,453	12.20%	$304,557	4.50%	N/A	N/A
Hanmi Bank	$904,943	13.37%	$304,569	4.50%	$439,933	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$847,283	10.93%	$310,153	4.00%	N/A	N/A
Hanmi Bank	$904,943	11.74%	$308,220	4.00%	$385,275	5.00%

December 31, 2025
Total capital (to risk-weighted assets):
Hanmi Financial	$1,020,898	15.06%	$542,150	8.00%	N/A	N/A
Hanmi Bank	$965,543	14.25%	$542,197	8.00%	$677,747	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$838,150	12.37%	$406,612	6.00%	N/A	N/A
Hanmi Bank	$892,795	13.17%	$406,648	6.00%	$542,197	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$816,424	12.05%	$304,959	4.50%	N/A	N/A
Hanmi Bank	$892,795	13.17%	$304,986	4.50%	$440,535	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$838,150	10.70%	$313,270	4.00%	N/A	N/A
Hanmi Bank	$892,795	11.47%	$311,425	4.00%	$389,281	5.00%

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

Loans held for sale - Loans held for sale includes the guaranteed portion of SBA 7(a) loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of the loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At March 31, 2026 and December 31, 2025, the SBA 7(a) loans held for sale were recorded at its cost. We record SBA 7(a) loans held for sale at fair value on a nonrecurring basis with Level 2 inputs.

Nonperforming loans – Nonaccrual loans and loans 90 days past due and still accruing interest are considered nonperforming for reporting purposes. All nonperforming loans with a carrying balance over $250,000 are individually evaluated for the amount of impairment, if any. Nonperforming loans with a carrying balance of $250,000 or less are evaluated collectively. However, from time to time, nonrecurring fair value adjustments to collateral dependent nonperforming loans, for which repayment is expected to be obtained through the sale of the underlying collateral, are recorded based on either the current appraised value of the collateral, or management’s judgment, that are then adjusted based on recent market trends. When the fair value of the collateral is less than the book value, a valuation allowance is established to carry the loan at the fair value of the collateral, and results in a Level 3 measurement.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2026 and December 31, 2025, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Total Fair Value
	(in thousands)
March 31, 2026
Assets:
Securities available for sale:
U.S. Treasury securities	$128,591	$—	$—	$128,591
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	361,360	—	361,360
Mortgage-backed securities - commercial	—	62,898	—	62,898
Collateralized mortgage obligations	—	164,159	—	164,159
Debt securities	—	52,283	—	52,283
Total U.S. government agency and sponsored agency obligations	—	640,700	—	640,700
Municipal bonds-tax exempt	—	66,434	—	66,434
Total securities available for sale	$128,591	$707,134	$—	$835,725
Derivative financial instruments	$—	$2,377	$—	$2,377

Liabilities:
Derivative financial instruments	$—	$2,318	$—	$2,318

December 31, 2025
Assets:
Securities available for sale:
U.S. Treasury securities	$128,710	$—	$—	$128,710
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	373,408	—	373,408
Mortgage-backed securities - commercial	—	60,572	—	60,572
Collateralized mortgage obligations	—	183,955	—	183,955
Debt securities	—	65,954	—	65,954
Total U.S. government agency and sponsored agency obligations	—	683,889	—	683,889
Municipal bonds-tax exempt	—	68,025	—	68,025
Total securities available for sale	$128,710	$751,914	$—	$880,624
Derivative financial instruments	$—	$2,719	$—	$2,719

Liabilities:
Derivative financial instruments	$—	$2,568	$—	$2,568

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of March 31, 2026 and December 31, 2025, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
			Significant
			Observable
		Quoted Prices in	Inputs With No
		Active Markets	Active Market	Significant
		for Identical	With Identical	Unobservable
	Total	Assets	Characteristics	Inputs
	(in thousands)
March 31, 2026
Assets:
Collateral dependent loans (1)	$1,104	$—	$—	$1,104
Repossessed personal property	294	—	—	294

December 31, 2025
Assets:
Collateral dependent loans (2)	$12,539	$—	$—	$12,539
Other real estate owned	1,980	—	—	1,980
Repossessed personal property	588	—	—	588

(1)
Consisted of one real estate loan.
(2)
Consisted entirely of real estate loans.

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at March 31, 2026 and December 31, 2025:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
March 31, 2026
Collateral dependent loans:
Real estate loans:
Residential	1,104	Market approach	Adjustments to market data	(13)% to 1% / (5)%	(1)
Total loans	$1,104

Repossessed personal property	$294	Market approach	Adjustments to market data	N/A	(2)

December 31, 2025
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$596	Market approach	Adjustments to market data	(26)% to 20% / (8)%	(1)
Office	10,159	Market approach	Adjustments to market data	(26)% to (4)% / (14)%	(1)
Other	671	Market approach	Adjustments to market data	(6)% to 1% / (3)%	(1)
Residential	1,113	Market approach	Adjustments to market data	(13)% to 1% / (5%)	(1)
Total loans	$12,539

Other real estate owned	$1,980	Market approach	Adjustments to market data	(10)% to 5% / 0%	(1)

Repossessed personal property	588	Market approach	Adjustments to market data	N/A	(2)

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

(2)
The equipment is usually too low in value to use a professional appraisal service. The values are determined internally using a combination of auction values, vendor recommendations and sales comparisons, depending on the equipment type. Some highly commoditized equipment, such as commercial trucks have services that provide industry values.

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

Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we had concluded that the carrying amounts approximate fair value, the fair value estimates shown below were based on an exit price notion as of March 31, 2026, as required by Topic 825. The financial instruments for which we had concluded that the carrying amounts approximate fair value include cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits.

The estimated fair values of financial instruments were as follows:

	March 31, 2026
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$254,045	$254,045	$—	$—
Securities available for sale	835,725	128,591	707,134	—
Loans held for sale	4,932	—	5,179	—
Loans, net of allowance for credit losses	6,474,998	—	—	6,512,774
Accrued interest receivable	23,320	23,320	—	—

Financial liabilities:
Interest-bearing deposits	4,769,879	—	—	4,769,082
Borrowings and subordinated debentures	130,618	—	—	138,545
Accrued interest payable	30,592	30,592	—	—

	December 31, 2025
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$212,841	$212,841	$—	$—
Securities available for sale	880,624	128,710	751,914	—
Loans held for sale	7,403	—	7,715	—
Loans, net of allowance for credit losses	6,493,465	—	—	6,532,980
Accrued interest receivable	24,466	24,466	—	—

Financial liabilities:
Interest-bearing deposits	4,662,438	—	—	4,664,018
Borrowings and subordinated debentures	280,463	—	149,761	137,296
Accrued interest payable	34,783	34,783	—	—

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

Loans, net of allowance for credit losses – The fair value of loans is estimated based on the discounted cash flow approach. To estimate the fair value of the loans, certain loan characteristics such as account types, remaining terms, annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances are considered. Additionally, the Company’s prior charge-off rates and loss ratios as well as various other assumptions relating to credit, interest, and prepayment risks are used as part of valuing the loan portfolio. Subsequently, the loans were individually evaluated by sorting and pooling them based on loan types, credit risk grades, and payment types. Consistent with the requirements of ASU 2016-01, the fair value of the Company’s loans is considered to be an exit price notion as of March 31, 2026 (Level 3).

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

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of March 31, 2026, the Bank was obligated on $150.0 million of letters of credit to the FHLB of San Francisco, which were being used as collateral for $150.0 million in public fund deposits from the State of California.

The following table shows the distribution of total loan commitments as of the dates indicated:

	March 31,	December 31,
	2026	2025
	(in thousands)
Unused commitments to extend credit	$891,594	$930,122
Standby letters of credit	177,459	163,071
Commercial letters of credit	8,165	5,761
Total commitments	$1,077,218	$1,098,954

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Balance at beginning of period	$2,349	$2,074
Credit loss expense (recovery)	(271)	325
Balance at end of period	$2,078	$2,399

Note 13 — Leases

The Company enters into leases in the normal course of business primarily for bank branch offices, back-office operations locations, business development offices, information technology data centers and information technology equipment. At March 31, 2026, the Company’s leases had remaining terms ranging from one month to eight years, some of which include renewal or termination options to extend the lease for up to ten years.

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

As of March 31, 2026, the outstanding balances for our right-of-use asset and lease liability were $34.0 million and $38.0 million, respectively. As of December 31, 2025, the outstanding balances of the right-of-use asset and lease liability were $32.0 million and $36.0 million, respectively. The right-of-use asset is reported in prepaid expenses and other assets, and the lease liability is reported in accrued expenses and other liabilities on the Consolidated Balance Sheets.

In determining the discount rates, since most of our leases do not provide an implicit rate, we used our incremental borrowing rate provided by the FHLB of San Francisco based on the information available at the commencement date to calculate the present value of lease payments.

At March 31, 2026, future minimum rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2026	$6,395
2027	8,469
2028	7,978
2029	7,222
2030	5,471
Thereafter	6,573
Remaining lease commitments	42,108
Interest	(4,108)
Present value of lease liability	$38,000

Net lease expense recognized for the three months ended March 31, 2026 and 2025 was $2.4 million and $2.1 million, respectively. Sublease income was immaterial for both periods.

Weighted average remaining lease terms for the Company’s operating leases were 5.33 years and 5.59 years as of March 31, 2026 and December 31, 2025, respectively. Weighted average discount rates used for the Company’s operating leases were 3.84% and 3.85% as of March 31, 2026 and December 31, 2025, respectively.

Cash paid and included in cash flows from operating activities for amounts used in the measurement of the lease liability of the Company’s operating leases was $2.1 million for the three months ended March 31, 2026, and $2.2 million for the three months ended March 31, 2025.

Note 14 — Liquidity

Hanmi Financial

As of March 31, 2026, Hanmi Financial had $1.3 million in cash on deposit with its bank subsidiary and $48.6 million of U.S. Treasury securities at fair value. As of December 31, 2025, the Company had $8.8 million in cash on deposit with its bank subsidiary and $46.2 million of U.S. Treasury securities at fair value. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of its customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances, brokered deposits, and State of California time deposits. As of March 31, 2026, the Bank had no outstanding FHLB advances. As of December 31, 2025, the Bank had $150.0 million of outstanding FHLB advances. The Bank had $88.5 million of brokered deposits at March 31, 2026 and December 31, 2025, and $150.0 million of State of California time deposits at March 31, 2026 and December 31, 2025.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of March 31, 2026 and

December 31, 2025, the total borrowing capacity, based on pledged collateral was $1.66 billion and $1.76 billion, respectively, while the remaining available borrowing capacity was $1.51 billion and $1.46 billion, respectively.

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

As a means of augmenting its liquidity, the Bank also had an available borrowing source of $411.8 million from the Federal Reserve Bank of San Francisco Discount Window, to which the Bank pledged loans with a carrying value of $515.7 million, with no borrowings outstanding as of March 31, 2026. At December 31, 2025, the available borrowing capacity through the Federal Reserve Bank of San Francisco Discount Window was $424.5 million on pledged loans with carrying values of $528.1 million, with no borrowings outstanding. The Bank maintains other source of liquidity, including a line of credit for repurchase agreements up to $100.0 million and four unsecured federal funds lines of credit totaling $140.0 million. These sources had no outstanding balances as of March 31, 2026 or December 31, 2025.

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets. During the fourth quarter of 2023, the Company entered into a $100.0 million notional interest rate swap designated as a cash flow hedge, with an effective date of May 1, 2024 and a maturity date of May 1, 2026, to hedge a pool of Prime-indexed loans against falling rates. The principal balance of the loan pool designated for the Prime-indexed loans was $134.0 million as of March 31, 2026. During the first quarter of 2024, the Company entered into a $75.0 million notional interest rate swap designated as a cash flow hedge, with an effective date of May 1, 2024 and a maturity date of May 1, 2026, to hedge a pool of one-month SOFR-indexed loans against falling rates. The principal balance of the loan pool designated for the SOFR-indexed loans was $115.8 million as of March 31, 2026.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Management evaluated the effectiveness of the Company’s derivatives designated as cash flow hedges at inception and at the balance sheet date and determined they are effective. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate asset. During the next 12 months, the Company estimates that an additional $22 thousand will be reclassified as an increase to interest income.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

As of March 31, 2026	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$60,614	Other Assets	$2,334	$60,614	Other Liabilities	$2,318
Total derivatives not designated as hedging instruments			$2,334			$2,318

Derivatives designated as hedging instruments
Interest rate products	$175,000	Other Assets	$43	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$43			$—

As of December 31, 2025	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$61,350	Other Assets	$2,579	$61,350	Other Liabilities	$2,568
Total derivatives not designated as hedging instruments			$2,579			$2,568

Derivatives designated as hedging instruments
Interest rate products	$175,000	Other Assets	$140	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$140			$—

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income for the three months ended March 31, 2026 and 2025.

Three Months Ended March 31, 2026
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(57)	$(57)	$—	Interest Income	$60	$60	$—
Total	$(57)	$(57)	$—		$60	$60	$—

Three Months Ended March 31, 2025
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$191	$191	$—	Interest Income	$(245)	$(245)	$—
Total	$191	$191	$—		$(245)	$(245)	$—

The table below presents the effect of cash flow hedge accounting on the Consolidated Statements of Income for the three months ended March 31, 2026 and 2025.

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationship
	Three Months Ended
	March 31,
	2026		2025
	Interest Income	Interest Expense	Interest Income	Interest Expense
	(in thousands)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$60	$—	$(245)	$—
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income - included component	60	—	(245)	—

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income for the three months ended March 31, 2026 and 2025.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2026	2025
		(in thousands)
Interest rate products	Other income	$5	$(15)
Total		$5	$(15)

No fee income was recognized from the Company’s derivative financial instruments for the three months ended March 31, 2026 or 2025.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2026 and December 31, 2025. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The derivative assets are located within the prepaid and other assets line item on the Consolidated Balance Sheets and the derivative liabilities are located within the accrued expenses and other liabilities line item on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
As of March 31, 2026
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$2,377	$—	$2,377	$144	$2,097	$136

Offsetting of Derivative Liabilities
As of March 31, 2026
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$2,318	$—	$2,318	$144	$—	$2,174

Offsetting of Derivative Assets
As of December 31, 2025
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$2,719	$—	$2,719	$397	$1,938	$384

Offsetting of Derivative Liabilities
As of December 31, 2025
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$2,568	$—	$2,568	$397	$—	$2,171

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

As of March 31, 2026 and December 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0. As of March 31, 2026 and December 31, 2025, no collateral was provided related to these agreements.

Note 16 — Segment Reporting

The Company has one reportable segment, Banking, as determined by the Chief Financial Officer, who is designated the chief operating decision maker, based upon information provided about the Company’s products and services offered, which are primarily banking operations. The Banking segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business. The chief operating decision maker uses net interest income, net interest margin, non-interest income, non-interest expense, credit loss expense, and net income to assess performance and in the determination of allocating resources. These metrics, coupled with monitoring of budget to actual results, are used in assessment performance and in establishing compensation. Loans, investments, and deposits provide the revenues in our banking operations. Interest expense, provisions for credit losses, and salaries and benefits provide the significant expenses in our banking operations.

The following table presents information reported internally for performance assessment by the chief operating decision maker for the following periods:

	Banking Segment
	Quarter Ended March 31,
	2026	2025
	(in thousands)
Net interest income	$63,203	$55,092
Noninterest income	8,539	7,726
Segment revenues	71,742	62,818
Other revenues	—	—
Total consolidated revenues	71,742	62,818

Less:
Credit loss expense	2,892	2,721
Noninterest expenses	38,368	34,984
Income tax expense	7,925	7,441
Segment net income	22,557	17,672

Reconciliation of profit:
Adjustments and reconciling items	—	—
Consolidated net income	$22,557	$17,672

Segment assets	$7,839,227	$7,729,035
Other assets	—	—
Consolidated assets	$7,839,227	$7,729,035

Note 17 — Subsequent Events

Cash Dividend

On April 23, 2026, the Company announced that the Board of Directors of the Company declared a quarterly cash dividend of $0.28 per share to be paid on May 20, 2026 to stockholders of record as of the close of business on May 4, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three months ended March 31, 2026. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended March 31, 2026 (this “Report”).

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
•
the imposition of tariffs or other domestic or international governmental policies and any retaliatory responses;
•
the impact of a potential federal government shutdown, which may impact on our ability to effect sales of Small Business Administration loans;
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
•
the inability of third-party service providers to perform their obligations to us; and
•
the ability of the Company to withstand disruptions that may be caused by any failure of the operational systems of third parties.

For additional information concerning risks we face, see “Part II, Item 1A. Risk Factors” in this Report and “Item 1A. Risk Factors” in Part I of the 2025 Annual Report on Form 10-K. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to the consolidated financial statements in the 2025 Annual Report on Form 10-K. We had no significant changes in what constituted our accounting policies since the filing of the 2025 Annual Report on Form 10-K.

Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the 2025 Annual Report on Form 10-K. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors.

Results of Operations

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest derived from assets, and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on loans are affected principally by changes to market interest rates, the demand for loans, the supply of money available for lending purposes, and other competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve.

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

	Three Months Ended
	March 31, 2026			March 31, 2025
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans:
Commercial real estate (1)	$3,964,174	$55,836	5.71%	$3,938,099	$54,861	5.65%
Residential mortgage	1,035,929	14,035	5.42%	960,862	12,750	5.38%
Commercial and industrial (1)	1,024,117	16,970	6.72%	797,524	15,252	7.76%
Consumer	5,295	84	6.40%	6,893	119	7.01%
Equipment finance	404,801	6,941	6.86%	486,153	7,905	6.50%
Loans (1)	6,434,316	93,866	5.90%	6,189,531	90,887	5.95%
Securities (2)	921,065	5,959	2.62%	1,001,499	6,169	2.49%
FHLB stock	16,385	831	20.56%	16,385	360	8.92%
Interest-bearing deposits in other banks	171,953	1,496	3.53%	176,028	1,841	4.24%
Total interest-earning assets	7,543,719	102,152	5.48%	7,383,443	99,257	5.45%

Noninterest-earning assets:
Cash and due from banks	52,668			53,670
Allowance for credit losses	(69,284)			(69,648)
Other assets	247,771			249,148
Total assets	$7,774,874			$7,616,613

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$74,963	$27	0.15%	$79,369	$27	0.14%
Money market and savings	2,063,186	13,082	2.57%	2,037,224	16,437	3.27%
Time deposits	2,522,505	23,629	3.80%	2,345,346	24,095	4.17%
Total interest-bearing deposits	4,660,654	36,738	3.20%	4,461,939	40,559	3.69%
Borrowings	69,388	675	3.94%	179,444	2,024	4.57%
Subordinated debentures	130,541	1,536	4.70%	130,718	1,582	4.84%
Total interest-bearing liabilities	4,860,583	38,949	3.25%	4,772,101	44,165	3.75%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,937,628			1,895,953
Other liabilities	134,153			144,654
Stockholders’ equity	842,510			803,905
Total liabilities and stockholders’ equity	$7,774,874			$7,616,613

Net interest income		$63,203			$55,092

Cost of deposits (3)			2.26%			2.59%
Net interest spread (taxable equivalent basis) (4)			2.23%			1.70%
Net interest margin (taxable equivalent basis) (5)			3.38%			3.02%

(1)
Loans include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans are included in the average loans balance.

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

	Three Months Ended
	March 31, 2026 vs March 31, 2025
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans (1)	$3,457	$(478)	$2,979
Securities (2)	(501)	291	(210)
FHLB stock	—	471	471
Interest-bearing deposits in other banks	(43)	(302)	(345)
Total interest and dividend income	2,913	(18)	2,895

Interest expense:
Demand: interest-bearing	$(1)	$1	$—
Money market and savings	209	(3,564)	(3,355)
Time deposits	1,820	(2,286)	(466)
Borrowings	(1,246)	(103)	(1,349)
Subordinated debentures	(2)	(44)	(46)
Total interest expense	780	(5,996)	(5,216)
Change in net interest income	$2,133	$5,978	$8,111

(1)
Loans include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans are included in the average loans balance.
(2)
Securities average yield is calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.

For the three months ended March 31, 2026 and 2025, net interest income was $63.2 million and $55.1 million, respectively, reflecting an increase of $8.1 million, or 14.7%. This increase was primarily due to a $6.0 million effect from a decrease in interest rates and a $2.1 million effect from an increase in the average balance of interest-earning assets, net of the effect of an increase in the average balance of interest-bearing liabilities.

Interest expense decreased $5.2 million, or 11.8%, to $38.9 million for the three months ended March 31, 2026, from $44.2 million for the three months ended March 31, 2025. This decrease primarily resulted from $3.4 million of lower interest expense on money market and savings accounts and $1.3 million of lower interest expense on borrowings. Interest and dividend income increased $2.9 million, or 2.9%, to $102.2 million for the three months ended March 31, 2026 from $99.3 million for the same period in 2025. This increase was primarily due to $1.7 million and $1.3 million of higher interest income on commercial and industrial loans and residential loans, respectively, due to higher average loan balances, as well as a special dividend received on FHLB stock of $0.5 million during the three months ended March 31, 2026. On a taxable equivalent basis, net interest spread and net interest margin for the quarter ended March 31, 2026, were 2.23% and 3.38%, respectively, compared to 1.70% and 3.02%, respectively, for the same period in 2025.

The average balance of interest-earning assets increased $160.3 million, or 2.2%, to $7.54 billion for the three months ended March 31, 2026, from $7.38 billion for the three months ended March 31, 2025. This increase was primarily driven by growth in average loans, which increased $244.8 million, or 4.0%, partially offset by a decrease of $80.4 million, or 8.0%, in the average balance of securities. The decline in the average balance of securities was due to maturities exceeding purchases between the first quarter of 2025 and the first quarter of 2026, which aided the growth in loans and the decline in borrowings.

The average yield on interest-earning assets, on a taxable equivalent basis, increased three basis points to 5.48% for the three months ended March 31, 2026, from 5.45% for the three months ended March 31, 2025. The average yield on FHLB stock increased by 11.64% to 20.56% for the three months ended March 31, 2026, from 8.92% for the three months ended March 31, 2025, primarily due to a $0.5 million special dividend received on FHLB stock. The average yield on securities, on a taxable equivalent basis, increased to 2.62% for the three months ended March 31, 2026, from 2.49% for the three months ended March 31, 2025. The average yield on loans decreased to 5.90% for the three months ended March 31, 2026, from 5.95% for the three months ended March 31, 2025.

The average balance of interest-bearing liabilities increased $88.5 million, or 1.9%, to $4.86 billion for the three months ended March 31, 2026 compared with $4.77 billion for the three months ended March 31, 2025. The average balances of time deposits and money market and savings accounts increased by $177.2 million and $26.0 million, respectively, offset partially by a decrease in the average balance of borrowings of $110.1 million and a decrease in the average balance of interest-bearing demand deposit accounts of $4.4 million.

The average cost of interest-bearing liabilities declined by 50 basis points to 3.25% for the three months ended March 31, 2026, from 3.75% for the three months ended March 31, 2025, primarily due to a decline of 49 basis points in the average cost of interest-bearing deposits, which was 3.20% for the three months ended March 31, 2026 and 3.69% for the three months ended March 31, 2025. Within interest-bearing deposits, the average cost of money market and savings accounts and time deposits decreased by 70 basis points and 37 basis points, respectively, due to a decline in market rates. The average cost of borrowings decreased by 63 basis points to 3.94% for the three months ended March 31, 2026 compared with 4.57% for the three months ended March 31, 2025.

Credit Loss Expense

For the first quarter of 2026, the Company recorded $2.9 million of credit loss expense, comprising a $3.2 million provision for loan losses and a $0.3 million recovery for off-balance sheet items. For the same period in 2025, the Company recorded $2.7 million of credit loss expense, comprising a $2.4 million provision for loan losses and a $0.3 million provision for off-balance sheet items. The $0.8 million increase in the provision for loan losses was primarily due to higher net charge-offs, which were $0.7 million higher in the three months ended March 31, 2026 than in the three months ended March 31, 2025.

See also “Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)	Increase (Decrease)
	2026	2025	Amount	Percent
	(in thousands)
Service charges on deposit accounts	$2,127	$2,217	$(90)	(4.06)%
Trade finance and other service charges and fees	1,501	1,396	105	7.52
Servicing income	870	732	138	18.85
Bank-owned life insurance income	610	309	301	97.41
All other operating income	844	897	(53)	(5.91)
Service charges, fees & other	5,952	5,551	401	7.22
Gain on sale of SBA loans	2,102	2,000	102	5.10
Gain on sale of residential mortgage loans	485	175	310	177.14
Total noninterest income	$8,539	$7,726	$813	10.52%

For the three months ended March 31, 2026, noninterest income was $8.5 million, an increase of $0.8 million compared with noninterest income of $7.7 million for the three months ended March 31, 2025. The increase was due primarily to higher gain on the sale of residential mortgage loans, which increased by $0.3 million due to a higher volume of loans sold, and higher bank-owned life insurance income, which increased $0.3 million due to death benefit claims.

During the first quarter of 2026, the Company sold $31.7 million of residential loans, recognizing a net gain of $0.5 million, and sold $32.5 million of SBA loans, recognizing a net gain of $2.1 million. During the first quarter of 2025, the Company sold $10.0 million of residential loans, recognizing a net gain of $0.2 million, and sold $32.2 million of SBA loans, recognizing a net gain of $2.0 million. Trade premiums on SBA loan sales were 7.88% and 7.82% for the three months ended March 31, 2026 and 2025, respectively. Trade premiums on residential mortgage loan sales remained consistent at 2.50% for the first three months of both 2026 and 2025.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)	Increase (Decrease)
	2026	2025	Amount	Percent
	(in thousands)
Salaries and employee benefits	$21,956	$20,972	$984	4.69%
Occupancy and equipment	4,414	4,450	(36)	(0.81)
Data processing	4,386	3,787	599	15.82
Professional fees	2,780	1,468	1,312	89.37
Supplies and communications	556	517	39	7.54
Advertising and promotion	688	585	103	17.61
All other operating expenses	3,849	3,175	674	21.23
Subtotal	38,629	34,954	3,675	10.51
Other real estate owned expense (income)	(345)	41	(386)	(941.46)
Repossessed personal property expense (income)	84	(11)	95	(863.64)
Total noninterest expense	$38,368	$34,984	$3,384	9.67%

For the three months ended March 31, 2026, noninterest expense was $38.4 million, an increase of $3.4 million, or 9.7%, compared with $35.0 million for the same period in 2025. The increase was mainly attributed to a $1.3 million increase in professional fees, a $1.0 million increase in salaries and employee benefits, a $0.7 million increase in all other operating expenses, and a $0.6 million increase in data processing, partially offset by a $0.4 million reduction in other-real-estate-owned expense (income).

The $1.3 million increase in professional fees was due primarily to a $0.8 million increase in legal fees related to business activities and a $0.5 million increase in consulting and advisory fees for various corporate initiatives. The $1.0 million increase in salaries and employee benefits was due to merit increases and higher headcount. The $0.7 million increase in all other operating expenses was related to several administrative matters. The $0.6 million increase in data processing was due to higher software license and maintenance expenses and higher transaction processing fees. The $0.4 million decrease in other-real-estate-owned expense (income) was due primarily to a $0.9 million gain on the sales of two properties, partially offset by $0.3 million in property taxes paid for one of those properties at the time of sale during the first quarter of 2026.

Income Tax Expense

Income tax expense was $7.9 million and $7.4 million, representing an effective income tax rate of 26.0% and 29.6% for the three months ended March 31, 2026 and 2025, respectively. The lower effective tax rate for the three months ended March 31, 2026 reflects the tax benefit arising from the first-quarter vesting of performance stock units, as well as a favorable change in the State of California's apportionment calculation.

Financial Condition

Securities

As of March 31, 2026, our securities portfolio consisted of U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and debt securities, tax-exempt municipal bonds and U.S. Treasury securities. Most of these securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10% of stockholders’ equity as of March 31, 2026 or December 31, 2025.

Securities decreased $44.9 million to $835.7 million at March 31, 2026 from $880.6 million at December 31, 2025, mainly attributed to $76.8 million in payments and maturities as well as a $3.2 million decline in market value , partially offset by $35.7 million in purchases.

The following table summarizes the contractual or expected maturity schedule for securities, at amortized cost, and their cost-weighted average yield, as of March 31, 2026:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$107,119	3.79%	$21,589	3.58%	$—	0.00%	$—	0.00%	$128,708	3.76%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	—	1,861	3.29	190,111	1.40	207,945	2.54	399,917	2.00
Mortgage-backed securities - commercial	24	0.88	2,977	3.39	3,335	4.23	67,953	2.53	74,289	2.64
Collateralized mortgage obligations	459	5.07	21,299	2.98	3,723	1.75	143,787	4.43	169,268	4.19
Debt securities	48,070	1.25	4,992	1.00	—	—	—	—	53,062	1.23
Total U.S. government agency and sponsored agency obligations	48,553	1.29	31,129	2.72	197,169	1.46	419,685	3.18	696,536	2.54
Municipal bonds-tax exempt	—	—	—	—	72,637	1.33	2,137	1.70	74,774	1.34
Total securities available for sale	$155,672	3.01%	$52,718	3.07%	$269,806	1.42%	$421,822	3.18%	$900,018	2.62%

Loans

As of March 31, 2026 and December 31, 2025, loans (excluding loans held for sale), net of deferred loan fees and costs, discounts and the allowance for credit losses, were $6.47 billion and $6.49 billion, respectively. For the three months ended March 31, 2026, there was $377.9 million in new loan production, offset by $263.6 million in loan sales and payoffs, and amortization and other reductions of $132.2 million. Loan production consisted of commercial real estate loans of $131.4 million, residential mortgage loans of $29.1 million, commercial and industrial loans of $134.7 million, equipment financing agreements of $40.7 million and SBA loans of $42.1 million.

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses as of March 31, 2026. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$225,149	$381,777	$351,904	$127,703	$81,206	$1,167,739
Hospitality	250,874	281,427	297,088	16,731	19,082	865,202
Office	223,188	203,421	37,104	12,837	9,987	486,537
Other	329,234	488,699	521,995	85,745	39,242	1,464,915
Total commercial property loans	1,028,445	1,355,324	1,208,091	243,016	149,517	3,984,393
Construction	13,751	—	—	—	—	13,751
Residential	5,594	77	208	9,084	987,260	1,002,223
Total real estate loans	1,047,790	1,355,401	1,208,299	252,100	1,136,777	5,000,367
Commercial and industrial loans	443,885	204,361	266,198	238,100	—	1,152,544
Equipment financing agreements	37,764	187,119	151,943	15,729	—	392,555
Total loans	$1,529,439	$1,746,881	$1,626,440	$505,929	$1,136,777	$6,545,466
Loans with predetermined interest rates	993,046	876,834	654,630	26,785	252,137	2,803,432
Loans with variable interest rates	536,393	870,047	971,810	479,144	884,640	3,742,034

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with fixed or predetermined interest rates, as of March 31, 2026.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$178,875	$199,365	$197,587	$13	$435	$576,275
Hospitality	202,429	99,512	37,601	—	—	339,542
Office	164,294	156,249	28,166	—	—	348,709
Other	242,556	213,885	230,096	4,371	3,702	694,610
Total commercial property loans	788,154	669,011	493,450	4,384	4,137	1,959,136
Construction	—	—	—	—	—	—
Residential	2,400	—	56	5,402	248,000	255,858
Total real estate loans	790,554	669,011	493,506	9,786	252,137	2,214,994
Commercial and industrial loans	164,728	20,704	9,181	1,270	—	195,883
Equipment financing agreements	37,764	187,119	151,943	15,729	—	392,555
Total loans	$993,046	$876,834	$654,630	$26,785	$252,137	$2,803,432

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with floating or variable interest rates (including floating, adjustable and hybrids), as of March 31, 2026.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$46,274	$182,412	$154,317	$127,690	$80,771	$591,464
Hospitality	48,445	181,915	259,487	16,731	19,082	525,660
Office	58,894	47,172	8,938	12,837	9,987	137,828
Other	86,678	274,814	291,899	81,374	35,540	770,305
Total commercial property loans	240,291	686,313	714,641	238,632	145,380	2,025,257
Construction	13,751	—	—	—	—	13,751
Residential	3,194	77	152	3,682	739,260	746,365
Total real estate loans	257,236	686,390	714,793	242,314	884,640	2,785,373
Commercial and industrial loans	279,157	183,657	257,017	236,830	—	956,661
Total loans	$536,393	$870,047	$971,810	$479,144	$884,640	$3,742,034

Industry

As of March 31, 2026, the loan portfolio included the following concentrations of loan types to borrowers in industries that represented greater than 10.0% of loans outstanding:

		Percentage of
	Balance as of	Loans Receivable
	March 31, 2026	Outstanding
	(in millions)
Lessor of nonresidential buildings	$1,566,403	23.9%
Hospitality	864,652	13.2%

Loan Quality Indicators

Criticized Loans

Activity in criticized loans was as follows for the three months ended March 31:

	2026	2025
	(in thousands)
Special Mention
Downgrades from pass loans	$23,206	$148
Reductions:
Upgrades to pass loans	—	(20,502)
Downgrades to classified loans	(103)	—
Payoffs and paydowns	(493)	(879)
Charge-offs	(41)	—
Increase (decrease)	22,569	(21,233)
Balance at beginning of period	71,113	139,613
Balance at end of period	$93,682	$118,380

Classified
Downgrades	$9,616	$26,169
Reductions:
Upgrades	—	(188)
Payoffs and paydowns	(10,891)	(2,106)
Charge-offs	(1,880)	(3,039)
Increase (decrease)	(3,155)	20,836
Balance at beginning of period	25,891	25,683
Balance at end of period	$22,736	$46,519

Special mention loans were $93.7 million and $71.1 million at March 31, 2026 and December 31, 2025, respectively. The $22.6 million increase in the first quarter of 2026 was primarily due to the downgrade of a $21.2 million commercial real estate loan in the retail industry.

Classified loans were $22.7 million and $25.9 million at March 31, 2026 and December 31, 2025, respectively. The $3.2 million decrease in classified loans for the three months ended March 31, 2026 resulted from $12.8 million of reductions and $9.6 million of additions. Included in reductions is a $9.7 million payment on a commercial real estate office loan that had a balance of $10.2 million at December 31, 2025. Included in additions is a $5.0 million commercial and industrial loan in the hospitality industry, which was modified during the first quarter of 2026 to allow for temporary interest-only payments.

Nonperforming Assets

Loans 30 to 89 days past due and still accruing were $13.3 million at March 31, 2026, compared with $19.9 million at December 31, 2025. There were no loans 90 or more days past due and still accruing at March 31, 2026 or December 31, 2025.

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

Except for nonaccrual loans, management is not aware of any other loans as of March 31, 2026 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in a loan being designated as nonperforming at some future date.

Activity in nonperforming loans was as follows for the three months ended March 31:

	2026	2025
	(in thousands)
Nonperforming Loans
Additions:
Downgrades	$7,006	$26,195
Reductions:
Upgrades	—	(169)
Charge-offs	(1,880)	(2,961)
Payoffs and paydowns	(10,818)	(1,766)
Increase (decrease)	(5,692)	21,299
Balance at beginning of period	18,112	14,272
Balance at end of period	$12,420	$35,571

Nonperforming loans were $12.4 million and $18.1 million as of March 31, 2026 and December 31, 2025, respectively, representing a decrease of $5.7 million, or 31.5%. The decrease was primarily due to the previously mentioned $9.7 million payment received on a commercial real estate office loan, originally designated as nonaccrual during the first quarter of 2025. This was partially offset by the downgrades of several smaller loans during the first quarter of 2026. As of March 31, 2026 and December 31, 2025, 1.2% and 1.3% of equipment financing agreements were on nonaccrual status, respectively. At March 31, 2026 and December 31, 2025, there were no loans 90 days or more past due and still accruing interest.

The $12.4 million of nonperforming loans as of March 31, 2026 had specific allowances of $3.2 million, compared to $18.1 million of nonperforming loans with specific allowances of $3.4 million as of December 31, 2025.

Nonperforming assets were $12.4 million at March 31, 2026, or 0.16% of total assets, compared to $20.1 million, or 0.26%, at December 31, 2025. Additionally, not included in nonperforming assets was repossessed personal property associated with equipment finance agreements of $0.3 million and $0.6 million at March 31, 2026 and December 31, 2025, respectively.

Individually Evaluated Loans

The Company reviews loans on an individual basis when the loan does not share similar risk characteristics with loan pools. Individually evaluated loans are measured for expected credit losses based on the present value of expected cash flows discounted at the effective interest rate, the observable market price, or the fair value of collateral.

Individually evaluated loans were $12.4 million and $18.1 million as of March 31, 2026 and December 31, 2025, respectively, representing a decrease of $5.7 million, or 31.5%. Specific allowances associated with individually evaluated loans decreased $0.2 million to $3.2 million as of March 31, 2026, compared with $3.4 million as of December 31, 2025.

Loan Modifications to Borrowers Experiencing Financial Difficulty

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

The following table presents loan modifications made to borrowers experiencing financial difficulty by type of modification, with related amortized cost balances, respective percentage shares of the total class of loans, and the related financial effect, as of the period indicated:

	Interest Only/Principal Deferment
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
March 31, 2026
Commercial and industrial loans	$4,998	0.4%	One loan with 12-month interest-only modification

No loans were modified to borrowers experiencing financial difficulty during the three months ended March 31, 2025.

The modified loan above was current at March 31, 2026. The Company has not committed to lend any additional amounts to the borrower included in the table above as of March 31, 2026. During the three months ended March 31, 2026 and 2025, there were no payment defaults on loans modified within the preceding 12 months.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

The Company’s estimate of the allowance for credit losses at March 31, 2026 and December 31, 2025 reflected losses expected over the remaining contractual life of assets based on historical, current, and forward-looking information. The contractual term does not consider extensions, renewals or modifications.

Our allowance for credit losses incorporate a variety of risk considerations, both quantitative and qualitative, that management believes is appropriate to absorb lifetime credit losses at each reporting date. Quantitative factors include the general economic forecast in our markets, risk ratings, delinquency trends, collateral values, changes in nonperforming, criticized and classified loans, and other factors.

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

In addition, because future events affecting borrowers and collateral cannot be predicted without uncertainty, the existing allowance for credit losses may not be adequate or increases may be necessary should the quality of any loans deteriorate as a result of the factors discussed. Any material increase in the allowance for credit losses would adversely impact the Company’s financial condition and results of operations.

The following table reflects our allocation of the allowance for credit losses by loan category as well as the amount of loans in each loan category, including related percentages, as of the periods indicated:

	March 31, 2026				December 31, 2025
	Allowance		Loans		Allowance		Loans
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$9,623	13.7%	$1,167,739	17.8%	$9,999	14.3%	$1,132,439	17.3%
Hospitality	8,098	11.5	865,202	13.2	8,737	12.5	847,989	12.9
Office	5,253	7.5	486,537	7.4	5,700	8.2	503,268	7.7
Other	13,629	19.4	1,464,915	22.4	14,078	20.1	1,532,667	23.4
Total commercial property loans	36,603	51.9	3,984,393	60.9	38,514	55.1	4,016,363	61.3
Construction	201	0.3	13,751	0.2	208	0.3	13,742	0.2
Residential	13,304	18.9	1,002,223	15.3	12,948	18.5	1,049,872	16.0
Total real estate loans	50,108	71.2	5,000,367	76.5	51,670	73.9	5,079,977	77.5
Commercial and industrial loans	8,811	12.4	1,152,544	17.6	7,792	11.1	1,074,908	16.4
Equipment financing agreements	11,549	16.4	392,555	6.0	10,441	15.0	408,483	6.1
Total	$70,468	100.0%	$6,545,466	100.0%	$69,903	100.0%	$6,563,368	100.0%

The following table sets forth certain ratios related to our allowance for credit losses at the dates presented:

	As of
	March 31, 2026	December 31, 2025
	(dollars in thousands)
Ratios:
Allowance for credit losses to loans	1.08%	1.07%
Nonaccrual loans to loans	0.19%	0.28%
Allowance for credit losses to nonaccrual loans	567.38%	385.95%

Balance:
Nonaccrual loans at end of period	$12,420	$18,112
Nonperforming loans at end of period	$12,420	$18,112

The allowance for credit losses was $70.5 million and $69.9 million at March 31, 2026 and December 31, 2025, respectively. The allowance attributed to individually evaluated loans was $3.2 million and $3.4 million as of March 31, 2026 and December 31, 2025, respectively. The allowance attributed to collectively evaluated loans was $67.3 million and $66.5 million as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, the allowance for credit losses related to off-balance sheet items, primarily unfunded loan commitments, was $2.1 million and $2.3 million, respectively. The Bank closely monitors each borrower’s repayment capabilities while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality, prevailing economic conditions and economic forecasts, we believe these allowances were adequate for current expected lifetime losses in the loan portfolio and off-balance sheet exposure as of March 31, 2026.

The following table presents a summary of gross charge-offs and recoveries for the loan portfolio:

	Three Months Ended March 31,
	2026	2025
	(in thousands)

Gross charge-offs	$(3,171)	$(3,189)
Gross recoveries	573	1,243
Net (charge-offs) recoveries	$(2,598)	$(1,946)

For the three months ended March 31, 2026, gross charge-offs were consistent with the same period in 2025 at $3.2 million. Gross recoveries for the three months ended March 31, 2026 decreased $0.7 million from the same period in 2025. Gross charge-offs for the three months ended March 31, 2026 and 2025 primarily consisted of $2.9 million and $2.8 million of equipment financing agreements charge-offs, respectively. Gross recoveries for the three months ended March 31, 2026 and 2025 primarily consisted of $0.5 million and $0.8 million of recoveries on equipment financing agreements, respectively.

The following table presents a summary of net (charge-offs) recoveries for the loan portfolio:

	Three Months Ended
	Average Loans	Net (Charge-Offs) Recoveries	Net (Charge-Offs) Recoveries to Average Loans (1)
	(dollars in thousands)
March 31, 2026
Commercial real estate loans	$3,964,174	$(89)	(0.01)%
Residential loans	1,041,224	2	—
Commercial and industrial loans	1,024,117	(88)	(0.03)
Equipment financing agreements	404,801	(2,423)	(2.39)
Total	$6,434,316	$(2,598)	(0.16)%

March 31, 2025
Commercial real estate loans	$3,938,099	$254	0.03%
Residential loans	967,755	1	—
Commercial and industrial loans	797,524	(186)	(0.09)
Equipment financing agreements	486,153	(2,015)	(1.66)
Total	$6,189,531	$(1,946)	(0.13)%
(1)
Annualized

Net loan charge-offs were $2.6 million, or 0.16% of average loans, and $1.9 million, or 0.13% of average loans, for the three months ended March 31, 2026 and 2025, respectively.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	March 31, 2026		December 31, 2025
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$2,030,743	29.9%	$2,015,212	30.2%
Interest-bearing:
Demand	78,341	1.1	74,799	1.1
Money market and savings	2,116,073	31.1	2,084,218	31.2
Uninsured amount of time deposits more than $250,000:
Three months or less	343,661	5.1	317,086	4.7
Over three months through six months	292,354	4.3	276,791	4.1
Over six months through twelve months	173,038	2.5	156,750	2.3
Over twelve months	159	—	159	—
All other insured time deposits	1,766,253	26.0	1,752,635	26.4
Total deposits	$6,800,622	100.0%	$6,677,650	100.0%

Total deposits were $6.80 billion and $6.68 billion as of March 31, 2026 and December 31, 2025, respectively, representing an increase of $123.0 million, or 1.8%. While all deposit types increased, deposit growth was primarily driven by a $72.0 million increase in time deposits, a $31.9 million increase in money market and savings deposits, and a $15.5 million increase in noninterest-bearing demand deposits. At March 31, 2026, the loan-to-deposit ratio was 96.2% compared to 98.3% at December 31, 2025.

As of March 31, 2026, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $3.0 billion. The aggregate amount of uninsured time deposits was $809.2 million. Other uninsured deposits, such as demand and money market and savings deposits were $2.19 billion. At March 31, 2026, $1.44 billion of total uninsured deposits were in accounts with balances of $5.0 million or more. As of December 31, 2025, the aggregate amount of uninsured deposits was $2.92 billion. The aggregate amount of uninsured time deposits was $750.8 million. Other uninsured deposits, such as demand, money market and savings deposits, were $2.17 billion. At December 31, 2025, $1.34 billion of total uninsured deposits were in accounts with balances of $5.0 million or more.

The Bank’s wholesale funds historically consisted of FHLB advances, brokered deposits as well as State of California time deposits. As of March 31, 2026, the Bank had no outstanding FHLB advances. As of December 31, 2025, the Bank had $150.0 million of FHLB advances. The Bank had $88.5 million of brokered deposits at both March 31, 2026 and December 31, 2025. The Bank also had had $150.0 million of State of California time deposits as of both March 31, 2026 and December 31, 2025.

Borrowings and Subordinated Debentures

Borrowings mostly take the form of FHLB advances. At March 31, 2026, there were no outstanding FHLB advances. At December 31, 2025, FHLB advances were $150.0 million, all of which were term advances. Funds from deposit growth not used to fund loan production were used to pay off borrowings. The weighted-average interest rate of all FHLB advances at December 31, 2025 was 4.02%. The FHLB maximum amount outstanding at any month end during each of the year-to-date periods ended March 31, 2026 and December 31, 2025 was $90.0 million and $150.0 million, respectively. There were no contractual maturities of FHLB advances greater than twelve months at December 31, 2025.

Subordinated debentures were $131.4 million and $131.3 million as of March 31, 2026 and December 31, 2025, respectively. Subordinated debentures are comprised of fixed-to-floating subordinated notes of $108.8 million and $108.7 million as of March 31, 2026 and December 31, 2025, respectively, and junior subordinated deferrable interest debentures of $22.6 million and $22.5 million as of March 31, 2026 and December 31, 2025, respectively. See “Note 8 – Borrowings and Subordinated Debentures” to the consolidated financial statements for more details.

Stockholders' Equity

Stockholders’ equity was $802.8 million and $796.4 million as of March 31, 2026 and December 31, 2025, respectively. The $6.4 million increase included net income of $22.6 million and share-based compensation of $0.7 million, partially offset by $8.6 million of dividends paid, $4.8 million in share repurchases, a $2.3 million increase in unrealized after-tax losses on securities available for sale, a $0.1 million decrease in unrealized after-tax gains on cash flow hedges due to changes in interest rates, and $1.1 million of shares that were purchased to satisfy employees' tax liabilities for the vesting of stock compensation. The Company repurchased 185,707 shares of common stock during the period at an average share price of $25.89. At March 31, 2026, 2,151,495 shares remain under the Company’s share repurchase program.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below) as of March 31, 2026. The Company compares this stress simulation to policy limits, which specify the maximum tolerance level for net interest income exposure over 1- to 12-month and 13- to 24- month horizons, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest	Dollar	Percentage	Dollar	Percentage
Rates (Basis Points)	Change	Change	Change	Change
	(dollars in thousands)
300	$36,651	12.67%	$58,676	18.88%
200	$25,271	8.74%	$40,733	13.11%
100	$12,932	4.47%	$21,299	6.85%
(100)	$(13,151)	(4.55%)	$(23,914)	(7.70%)
(200)	$(23,509)	(8.13%)	$(47,268)	(15.21%)
(300)	$(30,986)	(10.71%)	$(68,897)	(22.17%)

	Economic Value of Equity (EVE)
Change in Interest	Dollar	Percentage
Rates (Basis Points)	Change	Change
	(dollars in thousands)
300	$100,585	9.90%
200	$83,518	8.22%
100	$51,361	5.06%
(100)	$(70,026)	(6.89%)
(200)	$(152,943)	(15.05%)
(300)	$(245,658)	(24.18%)

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

The key assumptions, based upon loans, securities and deposits, are as follows:

Conditional prepayment rates*:
Loans receivable	18%
Securities	6%
Deposit rate betas*:
NOW, savings, money market demand	49%
Time deposits, retail and wholesale	76%

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

The Company’s ability to pay dividends to stockholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to stockholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the Department of Financial Protection and Innovation (“DFPI”), in an amount not exceeding the greater of: (1) retained earnings of the Bank; (2) net income of the Bank for its last fiscal year; or (3) the net income of the Bank for its current fiscal year. The Company paid dividends of $8.4 million ($0.28 per share) for the three months ended March 31, 2026 and $32.6 million ($1.08 per share) for the year 2025. As of April 1, 2026, the Bank had the ability to pay dividends of approximately $68.4 million, after giving effect to the $0.28 dividend declared on April 23, 2026, for the second quarter of 2026, without the prior approval of the Commissioner of the DFPI.

At March 31, 2026, the Bank’s total risk-based capital ratio of 14.45%, Tier 1 risk-based capital ratio of 13.37%, common equity Tier 1 capital ratio of 13.37% and Tier 1 leverage capital ratio of 11.74% placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with a total risk-based capital ratio equal to or greater than 10.00%, Tier 1 risk-based capital ratio equal to or greater than 8.00%, common equity Tier 1 capital ratios equal to or greater than 6.50%, and Tier 1 leverage capital ratio equal to or greater than 5.00%.

At March 31, 2026, the Company’s total risk-based capital ratio was 15.22%, Tier 1 risk-based capital ratio was 12.52%, common equity Tier 1 capital ratio was 12.20% and Tier 1 leverage capital ratio was 10.93%.

For a discussion of the applicable capital adequacy framework, see "Regulation and Supervision - Capital Adequacy Requirements" in our 2025 Annual Report on Form 10-K.

Liquidity

For a discussion of liquidity for the Company, see Note 14 - Liquidity, included in the notes to unaudited consolidated financial statements in this Report, and Note 22 – Liquidity in our 2025 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see Note 12 - Off-Balance Sheet Commitments included in the notes to unaudited consolidated financial statements in this Report and “Item 1. Business - Off-Balance Sheet Commitments” in our 2025 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Corporation. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Corporation from those described in “Risk Factors” in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On April 25, 2024, the Company announced that the Board of Directors has adopted a stock repurchase program under which the Company may repurchase up to 5% of its outstanding shares, or approximately 1.5 million shares of its common stock. On January 29, 2026, the Board of Directors authorized an expansion of the stock repurchase program, adding 1.5 million shares that may be repurchased under the current program. As of March 31, 2026, 2,151,495 shares remained available for future purchases under that stock repurchase program. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2026:

Purchase Date:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
January 1, 2026 - January 31, 2026	—	$—	—	2,337,202
February 1, 2026 - February 28, 2026	37,060	$26.46	37,060	2,300,142
March 1, 2026 - March 31, 2026	148,647	$25.75	148,647	2,151,495
Total	185,707	$25.89	185,707	2,151,495

The Company acquired 41,268 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through the vesting of Company stock awards for the three months ended March 31, 2026. Shares withheld to satisfy income taxes upon the vesting of stock awards are repurchased pursuant to the terms of the applicable plan and not under the Company’s repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Hanmi securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL

* Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	May 8, 2026	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2026	By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)