Form 10-Q
period 2026-06-30
HANMI FINANCIAL CORP
filed 2026-08-07
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of July 30, 2026, there were 29,649,255 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries Quarterly Report on Form 10-Q

Three Months Ended June 30, 2026

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Cash and due from banks	$331,206	$212,841
Securities available for sale, at fair value (amortized cost of $962,255 and $941,760 as of June 30, 2026 and December 31, 2025, respectively)	896,610	880,624
Loans held for sale, at the lower of cost or fair value	16,969	7,403
Loans, net of allowance for credit losses of $70,475 and $69,903 as of June 30, 2026 and December 31, 2025, respectively	6,464,837	6,493,465
Accrued interest receivable	24,613	24,466
Premises and equipment, net	20,251	20,378
Customers’ liability on acceptances	116	125
Servicing assets	6,419	6,459
Goodwill	11,031	11,031
Federal Home Loan Bank (“FHLB”) stock, at cost	16,385	16,385
Income tax assets	53,555	40,467
Bank-owned life insurance	56,048	56,697
Prepaid expenses and other assets	103,433	98,844
Total assets	$8,001,473	$7,869,185

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,135,418	$2,015,212
Interest-bearing	4,819,924	4,662,438
Total deposits	6,955,342	6,677,650
Accrued interest payable	27,530	34,783
Bank’s liability on acceptances	116	125
Borrowings	—	150,000
Subordinated debentures	130,773	130,463
Accrued expenses and other liabilities	75,032	79,778
Total liabilities	7,188,793	7,072,799
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 34,445,437 shares (29,650,306 shares outstanding) and 34,287,779 shares (29,894,757 shares outstanding) as of June 30, 2026 and December 31, 2025, respectively	34	34
Additional paid-in capital	596,303	594,667
Accumulated other comprehensive loss, net of tax benefit of $19,093 and $17,822 as of June 30, 2026 and December 31, 2025, respectively	(46,552)	(43,175)
Retained earnings	423,499	394,335
Less treasury stock; 4,795,131 shares and 4,393,022 shares as of June 30, 2026 and December 31, 2025, respectively	(160,604)	(149,475)
Total stockholders’ equity	812,680	796,386
Total liabilities and stockholders’ equity	$8,001,473	$7,869,185

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest and dividend income:
Interest and fees on loans	$94,808	$92,589	$188,674	$183,476
Interest on securities	6,337	6,261	12,296	12,430
Dividends on FHLB stock	219	354	1,050	714
Interest on deposits in other banks	1,958	2,129	3,454	3,969
Total interest and dividend income	103,322	101,333	205,474	200,589
Interest expense:
Interest on deposits	37,774	41,924	74,512	82,483
Interest on borrowings	154	684	830	2,708
Interest on subordinated debentures	1,537	1,586	3,072	3,167
Total interest expense	39,465	44,194	78,414	88,358
Net interest income before credit loss expense	63,857	57,139	127,060	112,231
Credit loss expense	1,186	7,631	4,078	10,352
Net interest income after credit loss expense	62,671	49,508	122,982	101,879
Noninterest income:
Service charges on deposit accounts	2,102	2,169	4,229	4,387
Trade finance and other service charges and fees	1,902	1,461	3,403	2,858
Gain on sale of Small Business Administration (“SBA”) loans	1,318	2,160	3,421	4,161
Gain on sale of residential mortgage loans	357	—	842	175
Other operating income	2,669	2,281	4,992	4,215
Total noninterest income	8,348	8,071	16,887	15,796
Noninterest expense:
Salaries and employee benefits	22,784	22,069	44,740	43,041
Occupancy and equipment	4,383	4,344	8,797	8,794
Data processing	4,555	3,727	8,941	7,514
Professional fees	1,997	1,725	4,777	3,194
Supplies and communications	491	515	1,047	1,031
Advertising and promotion	679	798	1,368	1,382
Other operating expenses	4,150	3,169	7,737	6,374
Total noninterest expense	39,039	36,347	77,407	71,330
Income before tax	31,980	21,232	62,462	46,345
Income tax expense	8,475	6,115	16,400	13,556
Net income	$23,505	$15,117	$46,062	$32,789
Basic earnings per share	$0.79	$0.50	$1.54	$1.09
Diluted earnings per share	$0.79	$0.50	$1.54	$1.08
Weighted-average shares outstanding:
Basic	29,514,712	29,948,836	29,593,872	29,943,279
Diluted	29,689,113	30,054,456	29,770,045	30,048,704

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income	$23,505	$15,117	$46,062	$32,789
Other comprehensive income (loss), net of tax:
Unrealized gain (loss):
Unrealized holding gain (loss) on available for sale securities	(1,352)	7,706	(4,509)	22,248
Unrealized loss on cash flow hedges	—	(235)	(57)	(45)
Unrealized gain (loss)	(1,352)	7,471	(4,566)	22,203
Income tax benefit (expense) related to other comprehensive income items	370	(2,155)	1,249	(6,339)
Other comprehensive income (loss)	(982)	5,316	(3,317)	15,864

Reclassification adjustment for (gains) losses included in net income	(22)	248	(82)	493
Income tax benefit (expense) related to reclassification adjustment	5	(73)	22	(145)
Reclassification adjustment for (gains) losses included in net income, net of tax	(17)	175	(60)	348
Other comprehensive income (loss), net of tax	(999)	5,491	(3,377)	16,212
Total comprehensive income	$22,506	$20,608	$42,685	$49,001

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2026 and 2025

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders’
	Issued	Shares	Outstanding	Stock	Capital	Loss	Earnings	at Cost	Equity

Balance at April 1, 2026	34,426,691	(4,619,997)	29,806,694	$34	$595,374	$(45,553)	$408,327	$(155,363)	$802,819
Net income	—	—	—	—	—	—	23,505	—	23,505
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(982)	—	—	(982)
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	(17)	—	—	(17)
Cash dividends paid (common stock, $0.28/share)	—	—	—	—	—	—	(8,333)	—	(8,333)
Repurchase of common stock	—	(160,000)	(160,000)	—	—	—	—	(4,838)	(4,838)
Issuance of awards pursuant to equity incentive plans, net of forfeitures	18,746	—	18,746	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	929	—	—	—	929
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(15,134)	(15,134)	—	—	—	—	(403)	(403)
Balance at June 30, 2026	34,445,437	(4,795,131)	29,650,306	$34	$596,303	$(46,552)	$423,499	$(160,604)	$812,680

Balance at April 1, 2025	34,265,030	(4,031,516)	30,233,514	$34	$591,942	$(60,002)	$360,289	$(140,778)	$751,485
Net income	—	—	—	—	—	—	15,117	—	15,117
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	5,482	—	—	5,482
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	9	—	—	9
Cash dividends paid (common stock, $0.27/share)	—	—	—	—	—	—	(8,155)	—	(8,155)
Repurchase of common stock	—	(70,000)	(70,000)	—	—	—	—	(1,628)	(1,628)
Issuance of awards pursuant to equity incentive plans, net of forfeitures	29,007	—	29,007	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	883	—	—	—	883
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(15,953)	(15,953)	—	—	—	—	(359)	(359)
Balance at June 30, 2025	34,294,037	(4,117,469)	30,176,568	$34	$592,825	$(54,511)	$367,251	$(142,765)	$762,834

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2026 and 2025

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders’
	Issued	Shares	Outstanding	Stock	Capital	Loss	Earnings	at Cost	Equity

Balance at January 1, 2026	34,287,779	(4,393,022)	29,894,757	$34	$594,667	$(43,175)	$394,335	$(149,475)	$796,386
Net income	—	—	—	—	—	—	46,062	—	46,062
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(3,276)	—	—	(3,276)
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	(101)	—	—	(101)
Cash dividends paid (common stock, $0.56/share)	—	—	—	—	—	—	(16,898)	—	(16,898)
Repurchase of common stock	—	(345,707)	(345,707)	—	—	—	—	(9,646)	(9,646)
Stock options exercised	—	—	—	—	—	—	—	—	—
Issuance of awards pursuant to equity incentive plans, net of forfeitures	157,658	—	157,658	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,636	—	—	—	1,636
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(56,402)	(56,402)	—	—	—	—	(1,483)	(1,483)
Balance at June 30, 2026	34,445,437	(4,795,131)	29,650,306	$34	$596,303	$(46,552)	$423,499	$(160,604)	$812,680

Balance at January 1, 2025	34,151,464	(3,955,465)	30,195,999	$34	$591,069	$(70,723)	$350,869	$(139,075)	$732,174
Net income	—	—	—	—	—	—	32,789	—	32,789
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	15,892	—	—	15,892
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	320	—	—	320
Cash dividends paid (common stock, $0.54/share)	—	—	—	—	—	—	(16,407)	—	(16,407)
Repurchase of common stock	—	(120,000)	(120,000)	—	—	—	—	(2,752)	(2,752)
Issuance of awards pursuant to equity incentive plans, net of forfeitures	142,573	—	142,573	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,756	—	—	—	1,756
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(42,004)	(42,004)	—	—	—	—	(938)	(938)
Balance at June 30, 2025	34,294,037	(4,117,469)	30,176,568	$34	$592,825	$(54,511)	$367,251	$(142,765)	$762,834

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$46,062	$32,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,720	1,629
Amortization of servicing assets - net	1,153	1,335
Share-based compensation expense	1,636	1,756
Credit loss expense	4,078	10,352
Gain on sales of other real estate owned	(850)	—
Gain on sales of SBA loans	(3,421)	(4,161)
Gain on sales of residential mortgage loans	(842)	(175)
Origination of loans held for sale	(128,320)	(108,610)
Proceeds from sales of loans	123,263	83,090
Change in bank-owned life insurance	649	183
Change in prepaid expenses and other assets	(6,624)	(4,686)
Change in income tax assets	(11,839)	(988)
Change in accrued interest payable and other liabilities	(11,613)	(4,636)
Net cash provided by operating activities	15,052	7,878
Cash flows from investing activities:
Purchases of securities available for sale	(181,101)	(101,004)
Proceeds from matured, called and repayment of securities	159,276	109,626
Purchases of loans	(12,569)	(44,631)
Purchases of premises and equipment	(1,592)	(832)
Proceeds from disposition of premises and equipment	16	14
Proceeds from sales of other real estate owned ("OREO")	2,830	713
Change in loans, excluding purchases and sales	36,788	(34,761)
Net cash provided by (used in) investing activities	3,648	(70,875)
Cash flows from financing activities:
Change in deposits	277,692	293,346
Change in open FHLB advances	—	(135,000)
Repayments of FHLB term advances	(150,000)	—
Cash paid for surrendered employee vested shares due to tax liability	(1,483)	(938)
Repurchase of common stock	(9,646)	(2,754)
Cash dividends paid	(16,898)	(16,407)
Net cash provided by financing activities	99,665	138,247
Net increase in cash and due from banks	118,365	75,250
Cash and due from banks at beginning of year	212,841	304,800
Cash and due from banks at end of period	$331,206	$380,050
Supplemental disclosures of cash flow information:
Interest paid	$85,667	$92,615
Income taxes paid	$26,884	$13,590
Non-cash activities:
Transfer of loans to loans held for sale	$1,433	$—
Income tax benefit (expense) related to other comprehensive income items	$1,271	$(6,484)
Right-of-use asset obtained in exchange for lease liability	$3,591	$3,814

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

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the period ended June 30, 2026. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three-month and six-month periods ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ended December 31, 2026 or for any other period. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”).

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

ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans: In November 2025, the FASB issued ASU 2025-08 to improve the accounting for acquired financial assets by expanding the gross-up approach to all purchased loans and eliminating the previous duplication inherent in Day 1 credit loss measurement. ASU 2025-08 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The adoption of ASU 2025-08 is not expected to have a material effect on the Company's operating results or financial condition.

ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements: In November 2025, the FASB issued ASU 2025-09 to more closely align hedge accounting with the economics of an entity's risk management activities by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The adoption of ASU 2025-09 is not expected to have a material effect on the Company's operating results or financial condition.

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
June 30, 2026
U.S. Treasury securities	$211,878	$24	$(485)	$211,417
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	394,720	538	(40,430)	354,828
Mortgage-backed securities - commercial	73,852	17	(11,669)	62,200
Collateralized mortgage obligations	164,731	486	(6,265)	158,952
Debt securities	42,565	—	(539)	42,026
Total U.S. government agency and sponsored agency obligations	675,868	1,041	(58,903)	618,006
Municipal bonds-tax exempt	74,509	—	(7,322)	67,187
Total securities available for sale	$962,255	$1,065	$(66,710)	$896,610

December 31, 2025
U.S. Treasury securities	$128,569	$298	$(157)	$128,710
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	411,223	926	(38,741)	373,408
Mortgage-backed securities - commercial	71,751	116	(11,295)	60,572
Collateralized mortgage obligations	188,120	1,768	(5,933)	183,955
Debt securities	67,059	—	(1,105)	65,954
Total U.S. government agency and sponsored agency obligations	738,153	2,810	(57,074)	683,889
Municipal bonds-tax exempt	75,038	—	(7,013)	68,025
Total securities available for sale	$941,760	$3,108	$(64,244)	$880,624

The amortized cost and estimated fair value of securities as of June 30, 2026 and December 31, 2025, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities. Mortgage-backed securities included in the table below may be repaid before their contractual maturities.

	June 30, 2026		December 31, 2025
	Available for Sale		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Within one year	$182,678	$181,944	$159,050	$158,399
Over one year through five years	96,493	95,365	65,994	64,919
Over five years through ten years	286,927	258,160	234,306	213,596
Over ten years	396,157	361,141	482,410	443,710
Total	$962,255	$896,610	$941,760	$880,624

The following table summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2026 or December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(in thousands, except number of securities)
June 30, 2026
U.S. Treasury securities	$(423)	$174,452	39	$(62)	$10,440	3	$(485)	$184,892	42
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(291)	24,434	6	(40,139)	297,345	115	(40,430)	321,779	121
Mortgage-backed securities - commercial	(166)	12,221	4	(11,503)	48,288	14	(11,669)	60,509	18
Collateralized mortgage obligations	(212)	52,053	13	(6,053)	41,783	21	(6,265)	93,836	34
Debt securities	(36)	9,963	2	(503)	32,062	7	(539)	42,025	9
Total U.S. government agency and sponsored agency obligations	(705)	98,671	25	(58,198)	419,478	157	(58,903)	518,149	182
Municipal bonds-tax exempt	—	—	—	(7,322)	67,186	19	(7,322)	67,186	19
Total	$(1,128)	$273,123	64	$(65,582)	$497,104	179	$(66,710)	$770,227	243

December 31, 2025
U.S. Treasury securities	$—	$4,999	1	$(157)	$10,351	3	$(157)	$15,350	4
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(46)	4,629	2	(38,695)	322,912	114	(38,741)	327,541	116
Mortgage-backed securities - commercial	—	—	—	(11,295)	54,316	16	(11,295)	54,316	16
Collateralized mortgage obligations	—	—	—	(5,933)	50,264	24	(5,933)	50,264	24
Debt securities	—	—	—	(1,105)	65,954	13	(1,105)	65,954	13
Total U.S. government agency and sponsored agency obligations	(46)	4,629	2	(57,028)	493,446	167	(57,074)	498,075	169
Municipal bonds-tax exempt	—	—	—	(7,013)	68,025	19	(7,013)	68,025	19
Total	$(46)	$9,628	3	$(64,198)	$571,822	189	$(64,244)	$581,450	192

The Company evaluates its available for sale securities portfolio for impairment on a quarterly basis. The Company did not recognize unrealized losses in income because it has the ability and the intent to hold and does not expect to be required to sell these securities until the recovery of their cost basis. The quarterly impairment assessment takes into account the changes in the credit quality of these debt securities since acquisition and the likelihood of a credit loss occurring over the life of the securities. If a credit loss is expected to occur, an allowance is established and a corresponding credit loss is recognized. Based on this analysis, the Company determined that no credit losses are expected to be realized on the tax-exempt municipal bond portfolio. The remainder of the securities portfolio consists of U.S. Treasury obligations, U.S. government agency securities, and U.S. government sponsored agency securities, all of which have the backing of the U.S. government and are therefore not expected to incur credit losses.

There were no sales of securities during the six months ended June 30, 2026 or June 30, 2025.

As of June 30, 2026 and December 31, 2025, there were no securities available for sale that were pledged to secure advances or other borrowings.

At June 30, 2026, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Note 3 — Loans

Loans, net of allowance for credit losses

Loans, net of allowance for credit losses, consisted of the following as of the dates indicated:

	June 30, 2026	December 31, 2025
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,193,177	$1,132,439
Hospitality	858,617	847,989
Office	479,110	503,268
Other (1)	1,477,659	1,532,667
Total commercial property loans	4,008,563	4,016,363
Construction	13,757	13,742
Residential (2)	978,881	1,049,872
Total real estate loans	5,001,201	5,079,977
Commercial and industrial loans	1,171,272	1,074,908
Equipment financing agreements	362,839	408,483
Total loans	6,535,312	6,563,368
Allowance for credit losses	(70,475)	(69,903)
Total loans, net of allowance for credit losses	$6,464,837	$6,493,465

(1)
Includes, among other property types, mixed-use, gas station, multifamily, industrial, and faith-based facilities; the remaining real estate categories represent less than 1% of the Bank's total loans.

(2)
Includes $0.9 million and $1.0 million of home equity loans and lines and $4.9 million and $3.8 million of personal loans at June 30, 2026 and December 31, 2025, respectively.

Accrued interest receivable on loans was $20.2 million and $20.7 million at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026 and December 31, 2025, loans with carrying values of $2.20 billion and $2.40 billion, respectively, were pledged to secure advances from the FHLB, and loans with carrying values of $1.22 billion and $528.1 million, respectively, were pledged to the Federal Reserve Bank of San Francisco Discount Window.

Loans Held for Sale

Activity in loans held for sale is presented below for the following periods:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
Three months ended June 30, 2026
Balance at beginning of period	$2,714	$2,218	$4,932
Originations and transfers	53,118	14,093	67,211
Sales	(42,541)	(12,216)	(54,757)
Principal paydowns and amortization	(1)	(416)	(417)
Balance at end of period	$13,290	$3,679	$16,969

Three months ended June 30, 2025
Balance at beginning of period	$5,015	$6,816	$11,831
Originations and transfers	56,000	17,190	73,190
Sales	(15,601)	(19,787)	(35,388)
Principal paydowns and amortization	(2)	(20)	(22)
Balance at end of period	$45,412	$4,199	$49,611

	Real Estate	Commercial and Industrial	Total
	(in thousands)
Six months ended June 30, 2026
Balance at beginning of period	$4,985	$2,418	$7,403
Originations and transfers	104,742	25,011	129,753
Sales	(95,668)	(23,332)	(119,000)
Principal payoffs and amortization	(769)	(418)	(1,187)
Balance at end of period	$13,290	$3,679	$16,969

Six months ended June 30, 2025
Balance at beginning of period	$3,994	$4,585	$8,579
Originations and transfers	74,615	33,995	108,610
Sales	(33,195)	(34,358)	(67,553)
Principal payoffs and amortization	(2)	(23)	(25)
Balance at end of period	$45,412	$4,199	$49,611

All loans sold during the six months ended June 30, 2026 were sold from the held for sale portfolio. During 2025, we sold residential mortgage loans from the held for investment portfolio when the decision to sell the loans and the sale of the loans occurred within the same quarter. During the six months ended June 30, 2025, we sold $10.0 million of residential mortgage loans from the held for investment portfolio, and none from the held for sale portfolio. During the three months ended June 30, 2025, we sold no residential mortgage loans.

Loan Purchases

The following table presents loans purchased by portfolio segment for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)
Commercial real estate	$—	$—	$—	$15,113
Commercial and industrial	268	—	268	9,203
Residential real estate	12,301	10,330	12,301	20,315
Total	$12,569	$10,330	$12,569	$44,631

Allowance for Credit Losses

The following table details the information on the allowance for credit losses by portfolio segment for the following periods:

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
Three months ended June 30, 2026
Balance at beginning of period	$50,108	$8,811	$11,549	$70,468
Charge-offs	(28)	(275)	(1,590)	(1,893)
Recoveries	39	37	553	629
Credit loss expense (recovery)	(992)	107	2,156	1,271
Ending balance	$49,127	$8,680	$12,668	$70,475

Three months ended June 30, 2025
Balance at beginning of period	$51,302	$6,242	$13,053	$70,597
Charge-offs	(8,615)	(811)	(2,951)	(12,377)
Recoveries	194	198	621	1,013
Credit loss expense	5,140	1,306	1,077	7,523
Ending balance	$48,021	$6,935	$11,800	$66,756

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
Six months ended June 30, 2026
Balance at beginning of period	$51,670	$7,792	$10,441	$69,903
Charge-offs	(160)	(402)	(4,502)	(5,064)
Recoveries	84	76	1,042	1,202
Credit loss expense (recovery)	(2,467)	1,214	5,687	4,434
Ending balance	$49,127	$8,680	$12,668	$70,475

Six months ended June 30, 2025
Balance at beginning of period	$45,099	$10,006	$15,042	$70,147
Charge-offs	(8,785)	(1,033)	(5,749)	(15,567)
Recoveries	618	234	1,404	2,256
Credit loss expense (recovery)	11,089	(2,272)	1,103	9,920
Ending balance	$48,021	$6,935	$11,800	$66,756

The table below presents the allowance for credit losses by portfolio segment as a percentage of the total allowance for credit losses and loans by portfolio segment as a percentage of the total investment in loans as of:

	June 30, 2026				December 31, 2025
	Allowance		Loans		Allowance		Loans
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$11,022	15.6%	$1,193,177	18.3%	$9,999	14.3%	$1,132,439	17.3%
Hospitality	7,475	10.6	858,617	13.1	8,737	12.5	847,989	12.9
Office	4,968	7.1	479,110	7.3	5,700	8.2	503,268	7.7
Other	13,828	19.6	1,477,659	22.6	14,078	20.1	1,532,667	23.4
Total commercial property loans	37,293	52.9	4,008,563	61.3	38,514	55.1	4,016,363	61.3
Construction	174	0.3	13,757	0.2	208	0.3	13,742	0.2
Residential	11,659	16.5	978,881	15.0	12,948	18.5	1,049,872	16.0
Total real estate loans	49,126	69.7	5,001,201	76.5	51,670	73.9	5,079,977	77.5
Commercial and industrial loans	8,681	12.3	1,171,272	17.9	7,792	11.1	1,074,908	16.4
Equipment financing agreements	12,668	18.0	362,839	5.6	10,441	15.0	408,483	6.1
Total	$70,475	100.0%	$6,535,312	100.0%	$69,903	100.0%	$6,563,368	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class, for which repayment is expected to be obtained through the sale or operation of the underlying collateral, as of:

	June 30, 2026	December 31, 2025
	(in thousands)
Real estate loans:
Commercial property
Retail	$429	$596
Hospitality	—	—
Office	337	10,159
Other	1,143	671
Total commercial property loans	1,909	11,426
Residential	3,251	1,113
Total real estate loans	5,160	12,539
Total	$5,160	$12,539

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
	(in thousands)
June 30, 2026
Real estate loans:
Commercial property
Risk Rating
Pass / Pass-Watch	$738,201	$811,834	$374,320	$352,443	$788,844	$816,289	$39,836	$3,921,767
Special Mention	816	54,500	—	521	594	293	—	56,724
Classified	—	596	—	21,186	1,336	6,954	—	30,072
Total commercial property	739,017	866,930	374,320	374,150	790,774	823,536	39,836	4,008,563
YTD gross charge-offs	—	—	—	—	41	91	—	132
YTD net charge-offs (recoveries)	—	(5)	—	—	41	14	—	50

Construction
Risk Rating
Pass / Pass-Watch	2,562	7,196	3,999	—	—	—	—	13,757
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total construction	2,562	7,196	3,999	—	—	—	—	13,757
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Risk Rating
Pass / Pass-Watch	69,820	203,412	61,386	115,578	309,122	208,702	5,197	973,217
Special Mention	—	—	—	—		—	—	—
Classified	—	—	663	878	3,502	621	—	5,664
Total residential	69,820	203,412	62,049	116,456	312,624	209,323	5,197	978,881
YTD gross charge-offs	—	—	—	—	28	—	—	28
YTD net charge-offs (recoveries)	—	—	—	—	28	(2)	—	26

Total real estate loans
Risk Rating
Pass / Pass-Watch	810,583	1,022,442	439,705	468,021	1,097,966	1,024,991	45,033	4,908,741
Special Mention	816	54,500	—	521	594	293	—	56,724
Classified	—	596	663	22,064	4,838	7,575	—	35,736
Total real estate loans	811,399	1,077,538	440,368	490,606	1,103,398	1,032,859	45,033	5,001,201
YTD gross charge-offs	—	—	—	—	69	91	—	160
YTD net charge-offs (recoveries)	—	(5)	—	—	69	12	—	76

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	264,494	281,204	142,939	35,570	20,474	22,771	386,545	1,153,997
Special Mention	242	—	35	—	11,197	—	—	11,474
Classified	4,998	151	85	—	124	43	400	5,801
Total commercial and industrial loans	269,734	281,355	143,059	35,570	31,795	22,814	386,945	1,171,272
YTD gross charge-offs	—	37	91	51	155	68	—	402
YTD net charge-offs (recoveries)	—	37	91	51	120	28	(1)	326

Equipment financing agreements:
Risk Rating
Pass / Pass-Watch	62,615	116,418	67,967	61,519	41,488	8,621	—	358,628
Special Mention	—	—	—	—	—	—	—	—
Classified	—	811	929	940	1,126	405	—	4,211
Total equipment financing agreements	62,615	117,229	68,896	62,459	42,614	9,026	—	362,839
YTD gross charge-offs	—	1,551	525	802	1,260	364	—	4,502
YTD net charge-offs (recoveries)	—	1,549	471	671	989	(220)	—	3,460

Total loans:
Risk Rating
Pass / Pass-Watch	1,137,692	1,420,064	650,611	565,110	1,159,928	1,056,383	431,578	6,421,366
Special Mention	1,058	54,500	35	521	11,791	293	—	68,198
Classified	4,998	1,558	1,677	23,004	6,088	8,023	400	45,748
Total loans	$1,143,748	$1,476,122	$652,323	$588,635	$1,177,807	$1,064,699	$431,978	$6,535,312
YTD gross charge-offs	—	1,588	616	853	1,484	523	—	5,064
YTD net charge-offs (recoveries)	—	1,581	562	722	1,178	(180)	(1)	3,862

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
	(in thousands)
June 30, 2026
Real estate loans:
Commercial property
Payment performance
Performing	$739,017	$866,334	$374,320	$374,150	$790,337	$822,201	$39,836	$4,006,195
Nonperforming	—	596	—	—	437	1,335	—	2,368
Total commercial property	739,017	866,930	374,320	374,150	790,774	823,536	39,836	4,008,563
YTD gross charge-offs	—	—	—	—	41	91	—	132
YTD net charge-offs (recoveries)	—	(5)	—	—	41	14	—	50

Construction
Payment performance
Performing	2,562	7,196	3,999	—	—	—	—	13,757
Nonperforming	—	—	—	—	—	—	—	—
Total construction	2,562	7,196	3,999	—	—	—	—	13,757
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Payment performance
Performing	69,820	203,412	61,386	115,578	311,538	208,702	5,197	975,633
Nonperforming			663	878	1,086	621	—	3,248
Total residential	69,820	203,412	62,049	116,456	312,624	209,323	5,197	978,881
YTD gross charge-offs	—	—	—	—	28	—	—	28
YTD net charge-offs (recoveries)	—	—	—	—	28	(2)	—	26

Total real estate loans
Payment performance
Performing	811,399	1,076,942	439,705	489,728	1,101,875	1,030,903	45,033	4,995,585
Nonperforming	—	596	663	878	1,523	1,956	—	5,616
Total real estate loans	811,399	1,077,538	440,368	490,606	1,103,398	1,032,859	45,033	5,001,201
YTD gross charge-offs	—	—	—	—	69	91	—	160
YTD net charge-offs (recoveries)	—	(5)	—	—	69	12	—	76

Commercial and industrial loans:
Payment performance
Performing	269,734	281,336	142,974	35,570	31,795	22,814	386,945	1,171,168
Nonperforming	—	19	85	—	—	—	—	104
Total commercial and industrial loans	269,734	281,355	143,059	35,570	31,795	22,814	386,945	1,171,272
YTD gross charge-offs	—	37	91	51	155	68	—	402
YTD net charge-offs (recoveries)	—	37	91	51	120	28	(1)	326

Equipment financing agreements:
Payment performance
Performing	62,615	116,418	67,967	61,519	41,488	8,621	—	358,628
Nonperforming	—	811	929	940	1,126	405	—	4,211
Total equipment financing agreements	62,615	117,229	68,896	62,459	42,614	9,026	—	362,839
YTD gross charge-offs	—	1,551	525	802	1,260	364	—	4,502
YTD net charge-offs (recoveries)	—	1,549	471	671	989	(220)	—	3,460

Total loans:
Payment performance
Performing	1,143,748	1,474,696	650,646	586,817	1,175,158	1,062,338	431,978	6,525,381
Nonperforming	—	1,426	1,677	1,818	2,649	2,361	—	9,931
Total loans	$1,143,748	$1,476,122	$652,323	$588,635	$1,177,807	$1,064,699	$431,978	$6,535,312
YTD gross charge-offs	—	1,588	616	853	1,484	523	—	5,064
YTD net charge-offs (recoveries)	—	1,581	562	722	1,178	(180)	(1)	3,862

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
	(in thousands)
June 30, 2026
Real estate loans:
Commercial property
Retail	$21,510	$712	$429	$22,651	$1,170,526	$1,193,177
Hospitality	186	—	—	186	858,431	858,617
Office	—	—	337	337	478,773	479,110
Other	318	596	527	1,441	1,476,218	1,477,659
Total commercial property loans	22,014	1,308	1,293	24,615	3,983,948	4,008,563
Construction	—	—	—	—	13,757	13,757
Residential	4,486	1,785	1,825	8,096	970,785	978,881
Total real estate loans	26,500	3,093	3,118	32,711	4,968,490	5,001,201
Commercial and industrial loans	433	10	—	443	1,170,829	1,171,272
Equipment financing agreements	3,208	1,480	2,347	7,035	355,804	362,839
Total loans	$30,141	$4,583	$5,465	$40,189	$6,495,123	$6,535,312

December 31, 2025
Real estate loans:
Commercial property
Retail	$2,002	$590	$154	$2,746	$1,129,693	$1,132,439
Hospitality	3,135	—	—	3,135	844,854	847,989
Office	—	—	10,159	10,159	493,109	503,268
Other	325	657	—	982	1,531,685	1,532,667
Total commercial property loans	5,462	1,247	10,313	17,022	3,999,341	4,016,363
Construction	—	—	—	—	13,742	13,742
Residential	4,311	1,259	1,109	6,679	1,043,193	1,049,872
Total real estate loans	9,773	2,506	11,422	23,701	5,056,276	5,079,977
Commercial and industrial loans	788	—	—	788	1,074,120	1,074,908
Equipment financing agreements	4,604	1,788	2,956	9,348	399,135	408,483
Total loans	$15,165	$4,294	$14,378	$33,837	$6,529,531	$6,563,368

Nonaccrual Loans and Nonperforming Assets

The following tables represent the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of:

	June 30, 2026
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$429	$473	$—	$902
Hospitality	(46)	52	—	6
Office	337	—	—	337
Other	1,123	—	—	1,123
Total commercial property loans	1,843	525	—	2,368
Construction	—	—	—	—
Residential	3,248	—	—	3,248
Total real estate loans	5,091	525	—	5,616
Commercial and industrial loans	—	104	—	104
Equipment financing agreements	—	4,211	—	4,211
Total	$5,091	$4,840	$—	$9,931

	December 31, 2025
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$589	$376	$—	$965
Hospitality	(39)	83	—	44
Office	10,159	—	—	10,159
Other	671	7	—	678
Total commercial property loans	11,380	466	—	11,846
Residential	1,109	—	—	1,109
Total real estate loans	12,489	466	—	12,955
Commercial and industrial loans	—	46	—	46
Equipment financing agreements	(6)	5,117	—	5,111
Total	$12,483	$5,629	$—	$18,112

The Company recognized $4,000 and $15,000 of interest income on nonaccrual loans for the three months ended June 30, 2026 and 2025, respectively. The Company recognized $5,000 and $361,000 of interest income on nonaccrual loans for the six months ended June 30, 2026 and 2025, respectively.

The following table details nonperforming assets as of the dates indicated:

	June 30, 2026	December 31, 2025
	(in thousands)
Nonaccrual loans	$9,931	$18,112
Loans 90 days or more past due and still accruing	—	—
Total nonperforming loans	9,931	18,112
Other real estate owned (“OREO”)	—	1,980
Total nonperforming assets*	$9,931	$20,092

* Excludes repossessed personal property of $0.3 million and $0.6 million as of June 30, 2026 and December 31, 2025, respectively.

There was no OREO as of June 30, 2026. As of December 31, 2025, OREO consisted of two properties with combined carrying values of $2.0 million. OREO is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Loan Modifications

The following table presents the amortized cost of loans that were modified to borrowers experiencing financial difficulty during the period indicated:

	Interest Only/Principal Deferment
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
Six months ended June 30, 2026
Commercial and industrial loans	$4,998	0.4%	One loan with 12-month
			interest-only modification

The modified loan above was current at June 30, 2026. The Company has not committed to lend any additional amounts to the borrower included in the table above as of June 30, 2026. During the six months ended June 30, 2026 and 2025, there were no payment defaults on loans that were modified within the preceding 12 months.

No loans were modified to borrowers experiencing financial difficulty during the three months ended June 30, 2026 or during the six months ended June 30, 2025.

Note 4 — Servicing Assets

The activity in servicing assets was as follows for the periods indicated:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Balance at beginning of period	$6,535	$6,422
Addition related to sale of loans	425	678
Amortization	(541)	(680)
Balance at end of period	$6,419	$6,420

	Six Months Ended June 30,
	2026	2025
	(in thousands)

Balance at beginning of period	$6,459	$6,457
Addition related to sale of loans	1,111	1,335
Amortization	(1,151)	(1,372)
Balance at end of period	$6,419	$6,420

At June 30, 2026 and December 31, 2025, we serviced loans sold by the Bank to unaffiliated parties of $619.6 million and $615.9 million, respectively. These loans are maintained off-balance sheet and are not included in loans, net of allowance for credit losses, on the consolidated balance sheets. At June 30, 2026 and December 31, 2025, all loans serviced were SBA loans, except for $55.7 million and $62.5 million, respectively, of residential mortgage loans.

The Company recorded servicing fee income of $1.4 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively and $2.8 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively. Servicing fee income, net of amortization of servicing assets, is included in other operating income in the consolidated statements of income. Amortization expense was $0.5 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively and $1.2 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively.

The fair value of servicing rights was $9.1 million at June 30, 2026, which was determined using discount rates ranging from 6.8% to 20.4% and prepayment speeds ranging from 13.8% to 30.1%, depending on the stratification of the specific right. The fair value of servicing rights was $8.5 million at December 31, 2025, which was determined using discount rates ranging from 9.7% to 18.9% and prepayment speeds ranging from 20.2% to 28.0%, depending on the stratification of the specific right.

Note 5 — Income Taxes

The Company’s income tax expense was $8.5 million and $6.1 million, representing effective tax rates of 26.5% and 28.8% for the three months ended June 30, 2026 and 2025, respectively. The Company’s income tax expense was $16.4 million and $13.6 million, representing effective tax rates of 26.3% and 29.3% for the six months ended June 30, 2026 and 2025, respectively.

Management concluded that as of both June 30, 2026 and December 31, 2025, a valuation allowance of $1.5 million was appropriate against certain state net operating loss carry forwards. For all other deferred tax assets, management believed it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. Net deferred tax assets were $37.5 million and $37.4 million as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026, the Company was subject to examination by federal and various state tax authorities for the years ended December 31, 2021 through 2024. During the six months ended June 30, 2026, there were no material changes to the Company’s uncertain tax positions. The Company does not expect its unrecognized tax positions to change significantly over the next twelve months.

Note 6 — Goodwill

The Company had goodwill with a carrying amount of $11.0 million at June 30, 2026 and December 31, 2025. The Company performed an impairment analysis in the second quarter of 2026 and determined there was no impairment as of June 30, 2026. No triggering event occurred as of, or subsequent to June 30, 2026, that would require a reassessment of goodwill.

Note 7 — Deposits

The scheduled maturities of time deposits are as follows for the periods indicated:

	Time Deposits More Than $250,000	Other Time Deposits	Total
	(in thousands)
At June 30, 2026
2026	$921,607	$902,778	$1,824,385
2027	331,207	480,659	811,866
2028	—	17,156	17,156
2029	—	425	425
2030 and thereafter	269	468	737
Total	$1,253,083	$1,401,486	$2,654,569

At December 31, 2025
2026	$1,136,877	$1,285,988	$2,422,865
2027	390	62,900	63,290
2028	—	16,473	16,473
2029	—	183	183
2030 and thereafter	269	341	610
Total	$1,137,536	$1,365,885	$2,503,421

Included in time deposits more than $250,000 were State of California time deposits of $180.0 million and $150.0 million at June 30, 2026 and December 31, 2025, respectively. Included in other time deposits were brokered deposits of $86.9 million and $88.5 million at June 30, 2026 and December 31, 2025, respectively.

Accrued interest payable on deposits was $27.5 million and $34.8 million at June 30, 2026 and December 31, 2025, respectively. Total deposits reclassified to loans due to overdrafts at June 30, 2026 and December 31, 2025 were $1.8 million and $2.4 million, respectively.

Note 8 — Borrowings and Subordinated Debentures

Borrowings consisted of FHLB advances, which represent collateralized obligations with the FHLB. The following is a summary of contractual maturities of FHLB advances:

	June 30, 2026		December 31, 2025
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Open advances	$—	—%	$—	—%
Advances due within 12 months	—	—	150,000	4.02
Advances due over 12 months through 24 months	—	—	—	—
Outstanding advances	$—	—%	$150,000	4.02%

The following is financial data pertaining to FHLB advances:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Weighted-average interest rate at end of period	0.00%	4.02%
Weighted-average interest rate during the period	3.96%	4.52%
Average balance of FHLB advances	$41,851	$82,390
Maximum amount outstanding at any month-end	$—	$150,000

We had loans pledged to the FHLB as collateral with carrying values of $2.20 billion and $2.40 billion as of June 30, 2026 and December 31, 2025, respectively. The total borrowing capacity available from pledged collateral was $1.62 billion and $1.76 billion at June 30, 2026 and December 31, 2025, respectively. The remaining available borrowing capacity from pledged collateral was $1.44 billion and $1.46 billion at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, borrowing capacity was reduced by $180.0 million in FHLB letters of credit, which were collateral for public fund deposits from the State of California. As of December 31, 2025, the borrowing capacity reduction was $150.0 million for the same purpose.

We also had loans pledged as collateral to the Federal Reserve Bank of San Francisco Discount Window with carrying values of $1.22 billion and $528.1 million as of June 30, 2026 and December 31, 2025, respectively. The borrowing capacity available through the Discount Window based on pledged loans was $858.0 million and $424.5 million as of June 30, 2026 and December 31, 2025, respectively. There was no balance outstanding as of June 30, 2026 or December 31, 2025.

Interest expense on FHLB advances for the three months ended June 30, 2026 and 2025 was $0.1 million and $0.7 million, respectively. Interest expense on FHLB advances for the six months ended June 30, 2026 and 2025 was $0.8 million and $2.7 million, respectively.

On August 20, 2021, the Company issued $110.0 million of Fixed-to-Floating Subordinated Notes (“2031 Notes”) with a maturity date of September 1, 2031. The 2031 Notes have an initial fixed interest rate of 3.75% per annum, payable semiannually in arrears on March 1 and September 1 of each year, up to but excluding September 1, 2026. From and including September 1, 2026 and thereafter, the 2031 Notes will bear interest at a floating rate per annum equal to the Three-Month Term SOFR plus 310 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. If the then-current three-month term SOFR rate is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance cost was $2.1 million, which is being amortized through the 2031 Notes’ maturity date. At June 30, 2026 and December 31, 2025, the balance of the 2031 Notes included in the Company’s consolidated balance sheet, net of issuance cost, was $108.8 million and $108.7 million, respectively.

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

The rate on the TPS at June 30, 2026 was 5.33%. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At June 30, 2026 and December 31, 2025, the balance of Subordinated Debentures, net of discount of $4.1 million and $4.3 million, was $22.7 million and $22.5 million, respectively. These amounts do not reflect the consolidation of Hanmi Financial Corporation’s $0.8 million investment in the trust that issued the TPS. On a consolidated basis, the balance of Subordinated Debentures, net of discount, was $21.9 million and $21.7 million at June 30, 2026 and December 31, 2025, respectively. Amortization of the discount was $104,000 and $112,000 for the three months ended June 30, 2026 and 2025, respectively, and $208,000 and $224,000 for the six months ended June 30, 2026 and 2025, respectively.

On July 30, 2026, the Company issued $55.0 million of 6.50% Fixed-to-Floating Subordinated Notes with a maturity date of July 31, 2036 and provided notice to the trustee for the 2031 Notes of its intent to redeem all of such notes. See Note 17 - Subsequent Events.

Note 9 — Earnings Per Share

Earnings per share (“EPS”) is calculated on both a basic and a diluted basis. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings. Both basic and diluted EPS exclude common shares in treasury. For diluted EPS, the weighted-average number of common shares outstanding was diluted only by unvested performance stock units (“PSUs”) under the treasury method.

Unvested restricted stock awards contain rights to non-forfeitable dividends and are therefore considered participating securities prior to vesting. As a result, they have been included in the earnings allocation in computing basic and diluted EPS under the two-class method.

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands, except per share and unit amounts)
Basic EPS
Net income	$23,505	$15,117	$46,062	$32,789
Less: income allocated to unvested restricted stock	167	122	355	272
Income allocated to common shares	$23,338	$14,995	$45,707	$32,517
Weighted-average shares for basic EPS	29,514,712	29,948,836	29,593,872	29,943,279
Basic EPS (1)	$0.79	$0.50	$1.54	$1.09

Effect of dilutive PSUs	174,401	105,620	176,173	105,425

Diluted EPS
Income allocated to common shares	$23,338	$14,995	$45,707	$32,517
Weighted-average shares for diluted EPS	29,689,113	30,054,456	29,770,045	30,048,704
Diluted EPS (1)	$0.79	$0.50	$1.54	$1.08

(1)
Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

There were no options outstanding during the six months ended June 30, 2026. On a weighted-average basis, options to purchase 3,000 shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2025 because their effect would have been anti-dilutive. Options with an exercise price greater than the average market price of the common shares are considered anti-dilutive. There were no anti-dilutive unvested PSUs outstanding for the six months ended June 30, 2026 or 2025.

During the six months ended June 30, 2026, 57,754 PSUs were awarded to executive officers from the 2021 Equity Compensation Plan, with a fair value of $1.5 million on the grant date of March 13, 2026. These units have a three-year cliff vesting period and include dividend equivalent rights. During the six months ended June 30, 2025, 53,509 PSUs were awarded to executive officers from the 2021 Equity Compensation Plan, with a fair value of $1.2 million on the grant date of March 26, 2025. These units also have a three-year cliff vesting period and include dividend equivalent rights. Total PSUs outstanding as of June 30, 2026 were 197,417 with an aggregate grant fair value of $3.8 million. Total PSUs outstanding as of June 30, 2025 were 191,804 with an aggregate grant fair value of $3.5 million.

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

At June 30, 2026, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5% must be met to avoid limitations on the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. The Bank’s capital conservation buffer was 6.48% and 6.25% and the Company’s capital conservation buffer was 6.61% and 6.37% as of June 30, 2026 and December 31, 2025, respectively.

The capital ratios of Hanmi Financial and the Bank as of June 30, 2026 and December 31, 2025 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2026
Total capital (to risk-weighted assets):
Hanmi Financial	$1,041,195	15.29%	$544,652	8.00%	N/A	N/A
Hanmi Bank	$958,599	14.48%	$544,687	8.00%	$680,858	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$858,231	12.61%	$408,489	6.00%	N/A	N/A
Hanmi Bank	$912,635	13.40%	$408,515	6.00%	$544,687	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$836,297	12.28%	$306,367	4.50%	N/A	N/A
Hanmi Bank	$912,635	13.40%	$306,386	4.50%	$442,558	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$858,231	10.94%	$313,741	4.00%	N/A	N/A
Hanmi Bank	$912,635	11.71%	$311,803	4.00%	$389,754	5.00%

December 31, 2025
Total capital (to risk-weighted assets):
Hanmi Financial	$1,020,898	15.06%	$542,150	8.00%	N/A	N/A
Hanmi Bank	$965,543	14.25%	$542,197	8.00%	$677,747	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$838,150	12.37%	$406,612	6.00%	N/A	N/A
Hanmi Bank	$892,795	13.17%	$406,648	6.00%	$542,197	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$816,424	12.05%	$304,959	4.50%	N/A	N/A
Hanmi Bank	$892,795	13.17%	$304,986	4.50%	$440,535	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$838,150	10.70%	$313,270	4.00%	N/A	N/A
Hanmi Bank	$892,795	11.47%	$311,425	4.00%	$389,281	5.00%

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

We record securities available for sale at fair value on a recurring basis. Certain other assets, such as loans held for sale, impaired loans, and OREO are recorded at fair value on a non-recurring basis. Non-recurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the re-measurement is performed.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments below:

Securities available for sale - The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curve, prepayment speeds, and default rates. Level 1 securities include U.S. Treasury securities that are traded on an active exchange or by dealers or brokers in active over-the-counter markets. The fair value of these securities is determined by quoted prices on an active exchange or over-the-counter market. Level 2 securities primarily include U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and debt securities as well as municipal bonds in markets that are active. In determining the fair value of the securities categorized as Level 2, we obtain reports from nationally recognized broker-dealers detailing the fair value of each investment security held as of each reporting date. The broker-dealers use prices obtained from nationally recognized pricing services to value our fixed income securities. The fair value of the municipal securities is determined based on pricing data provided by nationally recognized pricing services. We review the prices obtained for reasonableness based on our understanding of the marketplace and consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and as they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy. Level 3 securities are instruments that are not traded in the market. As such, no observable market data for the instrument is available, which necessitates the use of significant unobservable inputs.

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

Loans held for sale - Loans held for sale includes the guaranteed portion of SBA 7(a) loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of the loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At June 30, 2026 and December 31, 2025, the SBA 7(a) loans held for sale were recorded at its cost. We record SBA 7(a) loans held for sale at fair value on a nonrecurring basis with Level 2 inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2026 and December 31, 2025, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Total Fair Value
	(in thousands)
June 30, 2026
Assets:
Securities available for sale:
U.S. Treasury securities	$211,417	$—	$—	$211,417
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	354,828	—	354,828
Mortgage-backed securities - commercial	—	62,200	—	62,200
Collateralized mortgage obligations	—	158,952	—	158,952
Debt securities	—	42,026	—	42,026
Total U.S. government agency and sponsored agency obligations	—	618,006	—	618,006
Municipal bonds-tax exempt	—	67,187	—	67,187
Total securities available for sale	$211,417	$685,193	$—	$896,610
Derivative financial instruments	$—	$2,410	$—	$2,410

Liabilities:
Derivative financial instruments	$—	$2,392	$—	$2,392

December 31, 2025
Assets:
Securities available for sale:
U.S. Treasury securities	$128,710	$—	$—	$128,710
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	373,408	—	373,408
Mortgage-backed securities - commercial	—	60,572	—	60,572
Collateralized mortgage obligations	—	183,955	—	183,955
Debt securities	—	65,954	—	65,954
Total U.S. government agency and sponsored agency obligations	—	683,889	—	683,889
Municipal bonds-tax exempt	—	68,025	—	68,025
Total securities available for sale	$128,710	$751,914	$—	$880,624
Derivative financial instruments	$—	$2,719	$—	$2,719

Liabilities:
Derivative financial instruments	$—	$2,568	$—	$2,568

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of June 30, 2026 and December 31, 2025, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
			Significant
			Observable
		Quoted Prices in	Inputs With No
		Active Markets	Active Market	Significant
		for Identical	With Identical	Unobservable
	Total	Assets	Characteristics	Inputs
	(in thousands)
June 30, 2026
Assets:
Repossessed personal property	$284	$—	$—	$284

December 31, 2025
Assets:
Collateral dependent loans (1)	$12,539	$—	$—	$12,539
Other real estate owned	1,980	—	—	1,980
Repossessed personal property	588	—	—	588

(1)
Consisted entirely of real estate loans.

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at June 30, 2026 and December 31, 2025:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
June 30, 2026
Repossessed personal property	$284	Market approach	Adjustments to market data	N/A	(1)

December 31, 2025
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$596	Market approach	Adjustments to market data	(26)% to 20% / (8)%	(2)
Office	10,159	Market approach	Adjustments to market data	(26)% to (4)% / (14)%	(2)
Other	671	Market approach	Adjustments to market data	(6)% to 1% / (3)%	(2)
Residential	1,113	Market approach	Adjustments to market data	(13)% to 1% / (5)%	(2)
Total loans	$12,539

Other real estate owned	$1,980	Market approach	Adjustments to market data	(10)% to 5% / 0%	(2)

Repossessed personal property	588	Market approach	Adjustments to market data	N/A	(1)

(1)
The dollar amount of equipment collateral is typically too low in value to use a professional appraisal service. The values are determined internally using a combination of auction values, vendor recommendations and sales comparisons, depending on the equipment type. Some highly commoditized equipment, such as commercial trucks have services that provide industry values.

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

Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we had concluded that the carrying amounts approximate fair value, the fair value estimates shown below were based on an exit price notion as of June 30, 2026, as required by Topic 825. The financial instruments for which we had concluded that the carrying amounts approximate fair value include cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits.

The estimated fair values of financial instruments were as follows:

	June 30, 2026
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$331,206	$331,206	$—	$—
Securities available for sale	896,610	211,417	685,193	—
Loans held for sale	16,969	—	17,544	—
Loans, net of allowance for credit losses	6,464,837	—	—	6,506,036
Accrued interest receivable	24,613	24,613	—	—
Derivative financial instruments	2,410	—	2,410	—

Financial liabilities:
Interest-bearing deposits	4,819,924	—	—	4,816,852
Borrowings and subordinated debentures	130,773	—	—	132,249
Accrued interest payable	27,530	27,530	—	—
Derivative financial instruments	2,392	—	2,392	—

	December 31, 2025
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$212,841	$212,841	$—	$—
Securities available for sale	880,624	128,710	751,914	—
Loans held for sale	7,403	—	7,715	—
Loans, net of allowance for credit losses	6,493,465	—	—	6,532,980
Accrued interest receivable	24,466	24,466	—	—
Derivative financial instruments	2,719	—	2,719	—

Financial liabilities:
Interest-bearing deposits	4,662,438	—	—	4,664,018
Borrowings and subordinated debentures	280,463	—	149,761	137,296
Accrued interest payable	34,783	34,783	—	—
Derivative financial instruments	2,568	—	2,568	—

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

Loans, net of allowance for credit losses – The fair value of loans is estimated based on the discounted cash flow approach. To estimate the fair value of the loans, certain loan characteristics such as account types, remaining terms, annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances are considered. Additionally, the Company’s prior charge-off rates and loss ratios as well as various other assumptions relating to credit, interest, and prepayment risks are used as part of valuing the loan portfolio. Subsequently, the loans were individually evaluated by sorting and pooling them based on loan types, credit risk grades, and payment types. Consistent with the requirements of ASU 2016-01, the fair value of the Company’s loans is considered to be an exit price notion as of June 30, 2026 (Level 3).

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

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of June 30, 2026, the Bank was obligated on $180.0 million of letters of credit to the FHLB of San Francisco, which were being used as collateral for $180.0 million in public fund deposits from the State of California.

The following table shows the distribution of total loan commitments as of the dates indicated:

	June 30,	December 31,
	2026	2025
	(in thousands)
Unused commitments to extend credit	$946,544	$930,122
Standby letters of credit	205,160	163,071
Commercial letters of credit	17,706	5,761
Total commitments	$1,169,410	$1,098,954

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Balance at beginning of period	$2,078	$2,399	$2,349	$2,074
Credit loss expense (recovery)	(85)	107	(356)	432
Balance at end of period	$1,993	$2,506	$1,993	$2,506

Note 13 — Leases

The Company enters into leases in the normal course of business primarily for bank branch offices, back-office operations locations, business development offices, information technology data centers and information technology equipment. At June 30, 2026, the Company’s leases had remaining terms ranging from one month to eight years, some of which include renewal or termination options to extend the lease for up to ten years.

The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option. In addition, the Company has elected to account for any non-lease components in its real estate leases as part of the associated lease component. The Company has also elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the consolidated balance sheets.

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

As of June 30, 2026, the outstanding balances for our right-of-use asset and lease liability were $32.1 million and $36.1 million, respectively. As of December 31, 2025, the outstanding balances of the right-of-use asset and lease liability were $32.0 million and $36.0 million, respectively. The right-of-use asset is reported in prepaid expenses and other assets, and the lease liability is reported in accrued expenses and other liabilities on the consolidated balance sheets.

In determining the discount rates, since most of our leases do not provide an implicit rate, we used our incremental borrowing rate provided by the FHLB of San Francisco based on the information available at the commencement date to calculate the present value of lease payments.

At June 30, 2026, future minimum rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2026	$4,175
2027	8,500
2028	7,993
2029	7,225
2030	5,473
Thereafter	6,573
Remaining lease commitments	39,939
Interest	(3,798)
Present value of lease liability	$36,141

Net lease expense recognized for the three months ended June 30, 2026 and 2025 was $2.4 million. Net lease expense recognized for the six months ended June 30, 2026 and 2025 was $4.7 million and $4.8 million, respectively. Sublease income was immaterial for both periods.

Weighted average remaining lease terms for the Company’s operating leases were 5.13 years and 5.59 years as of June 30, 2026 and December 31, 2025, respectively. Weighted average discount rates used for the Company’s operating leases were 3.88% and 3.85% as of June 30, 2026 and December 31, 2025, respectively.

Cash paid and included in cash flows from operating activities for amounts used in the measurement of the lease liability of the Company’s operating leases was $2.1 million and $2.2 million for the three months ended June 30, 2026 and 2025, respectively, and $4.2 million and $4.4 million for the six months ended June 30, 2026 and 2025, respectively.

Note 14 — Liquidity

Hanmi Financial

As of June 30, 2026, Hanmi Financial had $8.5 million in cash on deposit with its bank subsidiary and $46.4 million of U.S. Treasury securities at fair value. As of December 31, 2025, the Company had $8.8 million in cash on deposit with its bank subsidiary and $46.2 million of U.S. Treasury securities at fair value. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of its customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source are deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances, brokered deposits, and State of California time deposits. As of June 30, 2026, the Bank had no outstanding FHLB advances. As of December 31, 2025, the Bank had $150.0 million of outstanding FHLB advances. The Bank had $86.9 million and $88.5 million of brokered deposits at June 30, 2026 and December 31, 2025, respectively, and $180.0 million and $150.0 million of State of California time deposits at June 30, 2026 and December 31, 2025, respectively.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of June 30, 2026 and December 31, 2025, the total borrowing capacity, based on pledged collateral was $1.62 billion and $1.76 billion, respectively, while the remaining available borrowing capacity was $1.44 billion and $1.46 billion, respectively.

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

As a means of augmenting its liquidity, the Bank also had an available borrowing source of $858.0 million from the Federal Reserve Bank of San Francisco Discount Window, to which the Bank pledged loans with a carrying value of $1.22 billion, with no borrowings outstanding as of June 30, 2026. At December 31, 2025, the available borrowing capacity through the Federal Reserve Bank of San Francisco Discount Window was $424.5 million on pledged loans with carrying values of $528.1 million, with no borrowings outstanding. The Bank maintains other sources of liquidity, including a line of credit for repurchase agreements up to $100.0 million and four unsecured federal funds lines of credit totaling $140.0 million. These sources had no outstanding balances as of June 30, 2026 or December 31, 2025.

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets. During the fourth quarter of 2023, the Company entered into a $100.0 million notional interest rate swap designated as a cash flow hedge, with an effective date of May 1, 2024 and a maturity date of May 1, 2026, to hedge a pool of Prime rate-indexed loans against falling rates. During the first quarter of 2024, the Company entered into a $75.0 million notional interest rate swap designated as a cash flow hedge, with an effective date of May 1, 2024 and a maturity date of May 1, 2026, to hedge a pool of one-month SOFR-indexed loans against falling rates. Both interest rate swaps have matured, and there were no cash flow hedges of interest rate risk outstanding as of June 30, 2026.

For derivatives designated and that qualified as cash flow hedges of interest rate risk, the gain or loss on the derivative was recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affected earnings. Management evaluated the effectiveness of the Company’s derivatives designated as cash flow hedges at inception and at the balance sheet dates during which they were outstanding and determined they were effective. Amounts reported in accumulated other comprehensive income related to derivatives were reclassified to interest income as interest payments were received on the Company’s variable-rate asset.

Derivatives Not Designated as Hedging Instruments

The Company also enters into interest rate swap agreements between the Company and its customers and other third-party counterparties. The Company enters into “back to back swap” arrangements whereby the Company executes interest rate swap agreements with its customers and acquires an offsetting swap position from a third-party counterparty. These derivative financial instruments are accounted for at fair value, with changes in fair value recognized in the Company’s consolidated statements of income.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2026 and December 31, 2025.

As of June 30, 2026	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$59,859	Other Assets	$2,410	$59,859	Other Liabilities	$2,392
Total derivatives not designated as hedging instruments			$2,410			$2,392

As of December 31, 2025	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Interest rate products	$61,350	Other Assets	$2,579	$61,350	Other Liabilities	$2,568
Total derivatives not designated as hedging instruments			$2,579			$2,568

Derivatives designated as hedging instruments
Interest rate products	$175,000	Other Assets	$140	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$140			$—

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income for the three and six months ended June 30, 2026 and 2025.

Three Months Ended June 30, 2026
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest rate products (matured)	$—	$—	$—	Interest Income	$22	$22	$—
Total	$—	$—	$—		$22	$22	$—

Three Months Ended June 30, 2025
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$(234)	$(234)	$—	Interest Income	$(248)	$(248)	$—
Total	$(234)	$(234)	$—		$(248)	$(248)	$—

Six Months Ended June 30, 2026
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest rate products (matured)	$(57)	$(57)	$—	Interest Income	$82	$82	$—
Total	$(57)	$(57)	$—		$82	$82	$—

Six Months Ended June 30, 2025
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$44	$44	$—	Interest Income	$(493)	$(493)	$—
Total	$44	$44	$—		$(493)	$(493)	$—

The table below presents the effect of cash flow hedge accounting on the consolidated statements of income for the three and six months ended June 30, 2026 and 2025.

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationship
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2026		2025		2026		2025
	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
	(in thousands)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$22	$—	$(248)	$—	$82	$—	$(493)	$—
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income - included component	22	—	(248)	—	82	—	(493)	—

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the three and six months ended June 30, 2026 and 2025.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
		(in thousands)
Interest rate products	Other income	$3	$(16)	$8	$(31)
Total		$3	$(16)	$8	$(31)

No fee income was recognized from the Company’s derivative financial instruments for the six months ended June 30, 2026 or 2025.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2026 and December 31, 2025. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The derivative assets are located within the prepaid and other assets line item on the consolidated balance sheets and the derivative liabilities are located within the accrued expenses and other liabilities line item on the consolidated balance sheets.

Offsetting of Derivative Assets
As of June 30, 2026
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$2,410	$—	$2,410	$—	$2,410	$—

Offsetting of Derivative Liabilities
As of June 30, 2026
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$2,392	$—	$2,392	$—	$—	$2,392

Offsetting of Derivative Assets
As of December 31, 2025
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$2,719	$—	$2,719	$397	$1,938	$384

Offsetting of Derivative Liabilities
As of December 31, 2025
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Provided	Net Amount
	(in thousands)
Derivatives	$2,568	$—	$2,568	$397	$—	$2,171

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

As of June 30, 2026 and December 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0. As of June 30, 2026 and December 31, 2025, no collateral was provided related to these agreements.

Note 16 — Segment Reporting

The Company has one reportable segment, Banking, as determined by the Chief Financial Officer, who is designated the chief operating decision maker, based upon information provided about the Company’s products and services offered, which are primarily banking operations. The Banking segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business. The chief operating decision maker uses net interest income, net interest margin, non-interest income, non-interest expense, credit loss expense, and net income to assess performance and in the determination of allocating resources. These metrics, coupled with monitoring of budget to actual results, are used in assessing performance and in establishing compensation. Loans, investments, deposits, and non-interest revenue sources provide the revenues in our banking operations. Interest expense, provisions for credit losses, and salaries and benefits provide the significant expenses in our banking operations.

The following table presents information reported internally for performance assessment by the chief operating decision maker for the following periods:

	Banking Segment
	Three Months Ended June 30,
	2026	2025
	(in thousands)
Net interest income	$63,857	$57,139
Noninterest income	8,348	8,071
Segment revenues	72,205	65,210
Other revenues	—	—
Total consolidated revenues	72,205	65,210

Less:
Credit loss expense	1,186	7,631
Noninterest expenses	39,039	36,347
Income tax expense	8,475	6,115
Segment net income	23,505	15,117

Reconciliation of profit:
Adjustments and reconciling items	—	—
Consolidated net income	$23,505	$15,117

	Banking Segment
	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net interest income	$127,060	$112,231
Noninterest income	16,887	15,796
Segment revenues	143,947	128,027
Other revenues	—	—
Total consolidated revenues	143,947	128,027

Less:
Credit loss expense	4,078	10,352
Noninterest expenses	77,407	71,330
Income tax expense	16,400	13,556
Segment net income	46,062	32,789

Reconciliation of profit:
Adjustments and reconciling items	—	—
Consolidated net income	$46,062	$32,789

	June 30,	December 31,
	2026	2025
	(in thousands)
Segment assets	$8,001,473	$7,869,185
Other assets	—	—
Consolidated assets	$8,001,473	$7,869,185

Note 17 — Subsequent Events

Issuance of Subordinated Notes

On July 30, 2026, the Company issued $55.0 million of Fixed-to-Floating Subordinated Notes that have a maturity date of July 31, 2036 and carry a fixed rate of interest of 6.50% for the first five years. Thereafter, the notes will pay interest at a floating rate, reset quarterly, equal to the then-current three-month Secured Overnight Financing Rate plus 234 basis points. The notes may be redeemed at the option of the Company, without penalty, on or after July 31, 2031, or earlier upon certain specified events. The notes have been structured to qualify as Tier 2 capital for regulatory purposes. On a pro forma basis, the issuance of the notes would have increased the Company’s total risk-based capital ratio at June 30, 2026 by 81 basis points, from 15.29% to 16.10%.

Redemption of Subordinated Notes

On July 30, 2026, the Company provided notice to the trustee to redeem all $110.0 million of its Fixed-to-Floating Subordinated Notes (“2031 Notes”) with a maturity date of September 1, 2031. The 2031 Notes have an initial fixed interest rate of 3.75% per annum, payable semiannually in arrears on March 1 and September 1 of each year, up to, but excluding, September 1, 2026. From and including September 1, 2026 and thereafter, the 2031 Notes will bear interest at a floating rate per annum equal to Three-Month Term SOFR plus 310 basis points, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year. The redemption price for the 2031 Notes will equal 100% of the aggregate principal amount of the 2031 Notes, plus accrued and unpaid interest up to, but excluding, the redemption date. The redemption is expected to occur on or about September 1, 2026. On a pro forma basis, the redemption of the 2031 Notes would have decreased the Company’s total risk-based capital ratio at June 30, 2026 by 161 basis points, from 15.29% to 13.68%, and would result in the recognition of the unamortized debt issuance costs associated with the 2031 Notes, which had a balance of $1.2 million at June 30, 2026.

On a pro forma basis, the combined impact of the issuance of the $55.0 million Fixed-to-Floating Subordinated Notes and the redemption of all $110.0 million of the 2031 Notes would have decreased the Company's total risk-based capital ratio at June 30, 2026 by 80 basis points, from 15.29% to 14.49%.

Cash Dividend

On July 23, 2026, the Company announced that the Board of Directors of the Company declared a quarterly cash dividend of $0.28 per share to be paid on August 19, 2026 to stockholders of record as of the close of business on August 3, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three and six months ended June 30, 2026. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended June 30, 2026 (this “Report”).

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
•
risks associated with cybersecurity threats, data breaches, ransomware attacks, or other failures in our operational or security systems and infrastructure, including the risks arising from our dependence on third-party service providers and vendors;
•
the failure to maintain current technologies;
•
risks associated with Small Business Administration loans;
•
failure to attract, develop, or retain key employees;
•
our ability to access cost-effective funding;
•
the imposition of tariffs or other domestic or international governmental policies, trade restrictions, and any retaliatory measures impacting our borrowers and the broader economy;
•
the impact of a potential federal government shutdown, which may impact on our ability to effect sales of Small Business Administration loans, debt ceiling impasses or fiscal uncertainty;
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

	Three Months Ended
	June 30, 2026			June 30, 2025
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans:
Commercial real estate (1)	$3,986,661	$57,244	5.76%	$3,978,350	$56,385	5.68%
Residential mortgage	1,001,859	13,511	5.39%	990,135	13,254	5.37%
Commercial and industrial (1)	1,065,744	17,467	6.57%	818,498	15,206	7.45%
Consumer	5,711	92	6.44%	7,786	139	7.14%
Equipment finance	381,878	6,494	6.80%	462,972	7,605	6.57%
Loans (1)	6,441,853	94,808	5.90%	6,257,741	92,589	5.93%
Securities (2)	950,786	6,337	2.69%	993,975	6,261	2.55%
FHLB stock	16,385	219	5.36%	16,385	354	8.65%
Interest-bearing deposits in other banks	221,361	1,958	3.55%	200,266	2,129	4.26%
Total interest-earning assets	7,630,385	103,322	5.43%	7,468,367	101,333	5.44%

Noninterest-earning assets:
Cash and due from banks	48,769			53,977
Allowance for credit losses	(70,249)			(70,222)
Other assets	255,426			250,241
Total assets	$7,864,331			$7,702,363

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$81,682	$33	0.16%	$81,308	$29	0.15%
Money market and savings	2,056,148	13,540	2.64%	2,109,221	17,342	3.30%
Time deposits	2,646,480	24,201	3.67%	2,434,659	24,553	4.05%
Total interest-bearing deposits	4,784,310	37,774	3.17%	4,625,188	41,924	3.64%
Borrowings	15,330	154	4.06%	60,134	684	4.58%
Subordinated debentures	130,695	1,537	4.70%	130,880	1,586	4.84%
Total interest-bearing liabilities	4,930,335	39,465	3.21%	4,816,202	44,194	3.68%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,963,242			1,934,985
Other liabilities	120,896			140,053
Stockholders’ equity	849,858			811,123
Total liabilities and stockholders’ equity	$7,864,331			$7,702,363

Net interest income		$63,857			$57,139

Cost of deposits (3)			2.25%			2.56%
Net interest spread (taxable equivalent basis) (4)			2.22%			1.76%
Net interest margin (taxable equivalent basis) (5)			3.36%			3.07%

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

The average balance of interest-earning assets increased $162.0 million, or 2.2%, to $7.63 billion for the three months ended June 30, 2026, from $7.47 billion for the three months ended June 30, 2025, primarily due to growth in the average balance of commercial and industrial loans. The average balance of interest-bearing liabilities increased $114.1 million, or 2.4%, to $4.93 billion for the three months ended June 30, 2026, compared with $4.82 billion for the three months ended June 30, 2025, primarily due to a higher average balance of time deposits.

Net interest margin, on a taxable equivalent basis, increased 29 basis points to 3.36% for the three months ended June 30, 2026, from 3.07% for the same period in 2025. This increase was primarily due to a decline in the cost of interest-bearing liabilities of 47 basis points to 3.21% for the three months ended June 30, 2026, from 3.68% for the same period in 2025, due to the decline in interest rates.

The table below shows changes in interest income and interest expense and the amounts attributable to variations in interest rates and volumes for the periods indicated. Simultaneous volume and rate effects have been allocated proportionally to the respective volume and rate variances based on their absolute dollar amounts.

	Three Months Ended June 30, 2026 vs. June 30, 2025
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans (1)	$2,430	$(211)	$2,219
Securities (2)	(275)	351	76
FHLB stock	—	(135)	(135)
Interest-bearing deposits in other banks	224	(395)	(171)
Total interest and dividend income	2,379	(390)	1,989

Interest expense:
Demand: interest-bearing	$—	$4	$4
Money market and savings	(436)	(3,366)	(3,802)
Time deposits	2,136	(2,488)	(352)
Borrowings	(510)	(20)	(530)
Subordinated debentures	(2)	(47)	(49)
Total interest expense	1,188	(5,917)	(4,729)
Change in net interest income	$1,191	$5,527	$6,718

(1)
Loans include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans are included in the average loans balance.
(2)
Securities average yield is calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.

Net interest income for the three months ended June 30, 2026 and 2025 was $63.9 million and $57.1 million, respectively, reflecting an increase of $6.8 million, or 11.8%. This increase was primarily due to a $5.9 million effect from a decrease in interest rates on liabilities and a $2.4 million effect from an increase in the average balance of loans, partially offset by a $1.2 million effect from an increase in the average balance of interest-bearing liabilities.

The $5.9 million impact from the decrease in interest rates on liabilities was primarily driven by money market and savings accounts and time deposits, which increased net interest income by $3.4 million and $2.5 million, respectively, for the three months ended June 30, 2026, compared with the same period in 2025. The $2.4 million volume-driven increase in interest income on loans was primarily due to a higher average balance of commercial and industrial loans, partially offset by a decline in the average balance of equipment financing agreements. The $1.2 million offsetting increase in interest expense was primarily due to the $2.1 million impact of a higher average balance of time deposits, partially offset by a lower average balance of money market and savings accounts and borrowings.

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

	Six Months Ended
	June 30, 2026			June 30, 2025
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans:
Commercial real estate (1)	$3,975,480	$113,080	5.74%	$3,958,335	$111,248	5.67%
Residential mortgage	1,018,800	27,547	5.41%	975,579	26,004	5.38%
Commercial and industrial (1)	1,045,045	34,437	6.65%	808,069	30,458	7.60%
Consumer	5,504	175	6.42%	7,343	257	7.08%
Equipment finance	393,276	13,435	6.83%	474,499	15,509	6.54%
Loans (1)	6,438,105	188,674	5.90%	6,223,825	183,476	5.94%
Securities (2)	936,007	12,296	2.66%	997,716	12,430	2.52%
FHLB stock	16,385	1,050	12.92%	16,385	715	8.79%
Interest-bearing deposits in other banks	196,794	3,454	3.54%	188,214	3,968	4.25%
Total interest-earning assets	7,587,291	205,474	5.45%	7,426,140	200,589	5.44%

Noninterest-earning assets:
Cash and due from banks	50,707			53,824
Allowance for credit losses	(69,769)			(69,936)
Other assets	251,621			249,697
Total assets	$7,819,850			$7,659,725

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$78,341	$61	0.16%	$80,344	$56	0.14%
Money market and savings	2,059,647	26,622	2.61%	2,073,421	33,779	3.29%
Time deposits	2,584,835	47,829	3.73%	2,390,249	48,648	4.10%
Total interest-bearing deposits	4,722,823	74,512	3.18%	4,544,014	82,483	3.66%
Borrowings	42,210	830	3.96%	119,460	2,708	4.57%
Subordinated debentures	130,619	3,072	4.70%	130,799	3,167	4.84%
Total interest-bearing liabilities	4,895,652	78,414	3.23%	4,794,273	88,358	3.72%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,950,506			1,915,577
Other liabilities	127,488			142,341
Stockholders’ equity	846,204			807,534
Total liabilities and stockholders’ equity	$7,819,850			$7,659,725

Net interest income		$127,060			$112,231

Cost of deposits (3)			2.25%			2.58%
Net interest spread (taxable equivalent basis) (4)			2.22%			1.73%
Net interest margin (taxable equivalent basis) (5)			3.37%			3.05%

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

The average balance of interest-earning assets increased $161.2 million, or 2.2%, to $7.59 billion for the six months ended June 30, 2026, from $7.43 billion for the six months ended June 30, 2025, primarily due to growth in the average balance of commercial and industrial loans. The average balance of interest-bearing liabilities increased $101.4 million, or 2.1%, to $4.90 billion for the six months ended June 30, 2026, compared with $4.79 billion for the six months ended June 30, 2025, primarily due to a higher average balance of time deposits.

Net interest margin, on a taxable equivalent basis, increased 32 basis points to 3.37% for the six months ended June 30, 2026, from 3.05% for the same period in 2025. This increase was primarily due to a decline in the cost of interest-bearing liabilities of 49 basis points to 3.23% for the six months ended June 30, 2026, from 3.72% for the same period in 2025, due to the decline in interest rates.

The table below shows changes in interest income and interest expense and the amounts attributable to variations in interest rates and volumes for the periods indicated. Simultaneous volume and rate effects have been allocated proportionally to the respective volume and rate variances based on their absolute dollar amounts.

	Six Months Ended June 30, 2026 vs. June 30, 2025
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans (1)	$6,013	$(815)	$5,198
Securities (2)	(777)	643	(134)
FHLB stock	—	336	336
Interest-bearing deposits in other banks	181	(696)	(515)
Total interest and dividend income	5,417	(532)	4,885

Interest expense:
Demand: interest-bearing	$(1)	$6	$5
Money market and savings	(224)	(6,933)	(7,157)
Time deposits	3,960	(4,779)	(819)
Borrowings	(1,753)	(125)	(1,878)
Subordinated debentures	(4)	(91)	(95)
Total interest expense	1,978	(11,922)	(9,944)
Change in net interest income	$3,439	$11,390	$14,829

(1)
Loans include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans are included in the average loans balance.
(2)
Securities average yield is calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.

Net interest income for the six months ended June 30, 2026 and 2025 was $127.1 million and $112.2 million, respectively, reflecting an increase of $14.9 million, or 13.2%. This increase was primarily due to an $11.9 million effect from a decrease in interest rates on liabilities and a $5.4 million effect from an increase in the average balance of loans, partially offset by a $2.0 million impact from an increase in the average balance of interest-bearing liabilities.

The $11.9 million effect from the decrease in interest rates on liabilities was primarily driven by money market and savings accounts and time deposits, which increased net interest income by $6.9 million and $4.8 million, respectively, for the six months ended June 30, 2026, compared with the same period in 2025. The $5.4 million volume-driven increase in interest income on loans was primarily due to a higher average balance of commercial and industrial loans, partially offset by a decline in the average balance of equipment financing agreements. The $2.0 million offsetting increase in interest expense was primarily due to a $4.0 million impact of a higher average balance of time deposits, partially offset by a lower average balance of borrowings.

Credit Loss Expense

For the second quarter of 2026, the Company recorded $1.2 million of credit loss expense, comprising a $1.3 million provision for loan losses and a $0.1 million recovery for off-balance sheet items. For the same period in 2025, the Company recorded $7.6 million of credit loss expense, comprising a $7.5 million provision for loan losses and a $0.1 million provision for off-balance sheet items. The $6.2 million decrease in the provision for loan losses was primarily due to lower net charge-offs. Net charge-offs for the three months ended June 30, 2026 were $1.3 million, $10.1 million lower than the $11.4 million recognized for the three months ended June 30, 2025. Charge-offs for the three months ended June 30, 2025 included an $8.6 million charge-off of a syndicated commercial real estate office loan.

For the six months ended June 30, 2026, the Company recorded $4.1 million of credit loss expense, comprising a $4.4 million provision for loan losses and a $0.3 million recovery for off-balance sheet items. For the same period in 2025, the Company recorded $10.4 million of credit loss expense, comprising a $9.9 million provision for loan losses and a $0.5 million provision for off-balance sheet items. The $5.5 million decrease in the provision for loan losses was primarily due to lower net charge-offs. Charge-offs for the six months ended June 30, 2025 included the previously mentioned $8.6 million charge-off.

See also “Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)	Increase (Decrease)
	2026	2025	Amount	Percent
	(dollars in thousands)
Service charges on deposit accounts	$2,102	$2,169	$(67)	(3.09)%
Trade finance and other service charges and fees	1,902	1,461	441	30.18
Servicing income	955	754	201	26.66
Bank-owned life insurance income	799	708	91	12.85
All other operating income	915	819	96	11.72
Service charges, fees & other	6,673	5,911	762	12.89
Gain on sale of SBA loans	1,318	2,160	(842)	(38.98)
Gain on sale of residential mortgage loans	357	—	357	—
Total noninterest income	$8,348	$8,071	$277	3.43%

For the three months ended June 30, 2026, noninterest income was $8.3 million, an increase of $0.2 million compared with noninterest income of $8.1 million for the three months ended June 30, 2025. The increase was due to a $0.4 million increase in gain on the sale of residential mortgage loans, a $0.4 million increase in trade finance and other service charges and fees due to a higher balance of outstanding letters of credit, and a $0.2 million increase in loan servicing income because of a decline in prepayments. Partially offsetting these increases to noninterest income was a $0.8 million decline in gain on sales of SBA loans, due to a lower volume of loans sold.

During the three months ended June 30, 2026, the Company sold $20.9 million of SBA loans, recognizing a net gain of $1.3 million and trade premiums of 7.88%, compared with $35.4 million of SBA loans sold for a net gain of $2.2 million and trade premiums of 7.61% for the three months ended June 30, 2025. The Company sold $30.6 million of residential mortgage loans for a net gain of $0.4 million and trade premiums of 2.00% for the three months ended June 30, 2026. There were no residential loan sales for the three months ended June 30, 2025.

	Six Months Ended June 30,		Increase (Decrease)	Increase (Decrease)
	2026	2025	Amount	Percent
	(dollars in thousands)
Service charges on deposit accounts	$4,229	$4,387	$(158)	(3.60)%
Trade finance and other service charges and fees	3,403	2,858	545	19.07
Servicing income	1,825	1,486	339	22.81
Bank-owned life insurance income	1,409	1,017	392	38.54
All other operating income	1,758	1,712	46	2.69
Service charges, fees & other	12,624	11,460	1,164	10.16
Gain on sale of SBA loans	3,421	4,161	(740)	(17.78)
Gain on sale of residential mortgage loans	842	175	667	381.14
Total noninterest income	$16,887	$15,796	$1,091	6.91%

For the six months ended June 30, 2026, noninterest income was $16.9 million, an increase of $1.1 million compared with noninterest income of $15.8 million for the six months ended June 30, 2025. The increase was due to a $0.7 million increase in gain on the sale of residential mortgage loans due to a higher volume of loans sold, a $0.5 million increase in trade finance and other service charges and fees, a $0.4 million increase in bank-owned life insurance income due to higher death benefit proceeds, and a $0.3 million increase in loan servicing income because of lower prepayments. Partially offsetting these increases to noninterest income was a $0.7 million decline in gain on sales of SBA loans due to a lower volume of loans sold.

During the six months ended June 30, 2026, the Company sold $53.5 million of SBA loans, recognizing a net gain of $3.4 million and trade premiums of 7.89%, compared with $67.6 million of SBA loans sold for a net gain of $4.2 million and trade premiums of 7.71% for the six months ended June 30, 2025. The Company sold $62.3 million of residential mortgage loans for a net gain of $0.8 million and trade premiums of 2.25% for the six months ended June 30, 2026, compared with $10.0 million of residential mortgage loans sold for a net gain of $0.2 million and trade premiums of 2.50% for the six months ended June 30, 2025.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)	Increase (Decrease)
	2026	2025	Amount	Percent
	(dollars in thousands)
Salaries and employee benefits	$22,784	$22,069	$715	3.24%
Occupancy and equipment	4,383	4,344	39	0.90
Data processing	4,555	3,727	828	22.22
Professional fees	1,997	1,725	272	15.77
Supplies and communications	491	515	(24)	(4.66)
Advertising and promotion	679	798	(119)	(14.91)
All other operating expenses	4,103	3,567	536	15.03
Subtotal	38,992	36,745	2,247	6.12
Other real estate owned expense (income)	6	(461)	467	(101.30)
Repossessed personal property expense	41	63	(22)	(34.92)
Total noninterest expense	$39,039	$36,347	$2,692	7.41%

For the three months ended June 30, 2026, noninterest expense was $39.0 million, an increase of $2.7 million, or 7.4%, compared with $36.3 million for the same period in 2025. The increase was mainly attributed to a $0.8 million increase in data processing expense, a $0.7 million increase in salaries and employee benefits, a $0.5 million increase in all other operating expenses, and a $0.5 million increase in other-real-estate-owned expense.

The increase in data processing expense was primarily due to higher license and maintenance costs due to higher transaction volumes and increased vendor pricing. The increase in salaries and employee benefits was primarily due higher wages paid as a result of annual merit increases. The increase in all other operating expenses was primarily due to the resolution of an administrative matter. The increase in OREO expense was due to the absence of the 2025 second-quarter gain on the sale of an OREO property.

	Six Months Ended June 30,		Increase (Decrease)	Increase (Decrease)
	2026	2025	Amount	Percent
	(dollars in thousands)
Salaries and employee benefits	$44,740	$43,041	$1,699	3.95%
Occupancy and equipment	8,797	8,794	3	0.03
Data processing	8,941	7,514	1,427	18.99
Professional fees	4,777	3,194	1,583	49.56
Supplies and communications	1,047	1,031	16	1.55
Advertising and promotion	1,368	1,382	(14)	(1.01)
All other operating expenses	7,951	6,742	1,209	17.93
Subtotal	77,621	71,698	5,923	8.26
Other real estate owned income	(339)	(420)	81	(19.29)
Repossessed personal property expense	125	52	73	140.38
Total noninterest expense	$77,407	$71,330	$6,077	8.52%

For the six months ended June 30, 2026, noninterest expense was $77.4 million, an increase of $6.1 million, or 8.5%, compared with $71.3 million for the same period in 2025. The increase was mainly attributed to a $1.7 million increase in salaries and employee benefits, a $1.6 million increase in professional fees, a $1.4 million increase in data processing expense, and a $1.2 million increase in all other operating expenses.

The increase in salaries and employee benefits was due primarily to higher employee wages due to annual merit increases, which resulted in higher payroll taxes and higher 401(k) expense. The increase in professional fees was due to higher legal and consulting fees. The increase in data processing expense was due to higher license and maintenance expense, as well as higher transaction volumes. The increase in all other operating expenses was primarily due to the resolution of administrative matters, as well as higher loan-related expense due to the payment of delinquent property taxes on a nonaccrual loan.

Income Tax Expense

Income tax expense was $8.5 million and $6.1 million, representing effective income tax rates of 26.5% and 28.8% for the three months ended June 30, 2026 and 2025, respectively. Income tax expense for the six months ended June 30, 2026 and 2025 was $16.4 million and $13.6 million, respectively, representing effective tax rates of 26.3% and 29.3%, respectively. The lower effective tax rate for the three and six months ended June 30, 2026 reflects the tax benefit arising from the first-quarter vesting of performance stock units, as well as a favorable change in the State of California's apportionment calculation.

Financial Condition

Securities

As of June 30, 2026, our securities portfolio consisted of U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and debt securities, tax-exempt municipal bonds and U.S. Treasury securities. Most of these securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10% of stockholders’ equity as of June 30, 2026 or December 31, 2025.

Securities increased $16.0 million to $896.6 million at June 30, 2026 from $880.6 million at December 31, 2025, mainly attributed to $169.1 million in purchases (primarily U.S. Treasury securities), partially offset by $147.8 million in maturities and principal paydown.

The following table summarizes the contractual or expected maturity schedule for securities, at amortized cost, and their cost-weighted average yield, as of June 30, 2026:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$149,852	3.66%	$62,026	3.90%	$—	0.00%	$—	0.00%	$211,878	3.73%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	—	1,700	3.27	207,660	1.38	185,360	2.81	394,720	2.06
Mortgage-backed securities - commercial	—	—	2,968	3.40	3,336	4.20	67,548	2.53	73,852	2.64
Collateralized mortgage obligations	261	5.08	19,799	2.91	3,557	1.71	141,114	4.39	164,731	4.15
Debt securities	32,565	1.10	10,000	4.10	—	—	—	—	42,565	1.80
Total U.S. government agency and sponsored agency obligations	32,826	1.13	34,467	3.31	214,553	1.43	394,022	3.33	675,868	2.62
Municipal bonds-tax exempt	—	—	—	—	72,374	1.33	2,135	1.70	74,509	1.34
Total securities available for sale	$182,678	3.21%	$96,493	3.69%	$286,927	1.40%	$396,157	3.32%	$962,255	2.76%

Loans

As of June 30, 2026 and December 31, 2025, loans (excluding loans held for sale), net of deferred loan fees and costs, discounts and the allowance for credit losses, were $6.46 billion and $6.49 billion, respectively. For the six months ended June 30, 2026, there was $749.8 million in new loan production, offset by $474.8 million in loan sales and payoffs, and amortization and other reductions of $303.1 million. Loan production consisted of commercial real estate loans of $301.5 million, residential mortgage loans of $79.1 million, commercial and industrial loans of $223.9 million, equipment financing agreements of $67.5 million and SBA loans of $77.8 million.

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses as of June 30, 2026. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$267,688	$399,694	$333,039	$109,060	$83,696	$1,193,177
Hospitality	234,760	268,342	311,275	25,414	18,826	858,617
Office	208,718	204,704	43,908	12,245	9,535	479,110
Other	325,343	510,281	530,015	72,935	39,085	1,477,659
Total commercial property loans	1,036,509	1,383,021	1,218,237	219,654	151,142	4,008,563
Construction	13,757	—	—	—	—	13,757
Residential	4,656	70	482	8,963	964,710	978,881
Total real estate loans	1,054,922	1,383,091	1,218,719	228,617	1,115,852	5,001,201
Commercial and industrial loans	426,059	236,414	275,700	232,751	348	1,171,272
Equipment financing agreements	36,071	166,302	145,404	15,062	—	362,839
Total loans	$1,517,052	$1,785,807	$1,639,823	$476,430	$1,116,200	$6,535,312
Loans with predetermined interest rates	974,785	805,319	724,918	38,674	253,651	2,797,347
Loans with variable interest rates	542,267	980,488	914,905	437,756	862,549	3,737,965

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with fixed or predetermined interest rates, as of June 30, 2026.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$217,152	$163,609	$226,376	$10	$429	$607,576
Hospitality	175,037	94,365	55,016	11,581	—	335,999
Office	168,732	157,371	34,976	—	—	361,079
Other	224,323	216,069	252,051	5,583	3,657	701,683
Total commercial property loans	785,244	631,414	568,419	17,174	4,086	2,006,337
Construction	—	—	—	—	—	—
Residential	1,351	—	345	5,312	249,565	256,573
Total real estate loans	786,595	631,414	568,764	22,486	253,651	2,262,910
Commercial and industrial loans	152,119	7,603	10,750	1,126	—	171,598
Equipment financing agreements	36,071	166,302	145,404	15,062	—	362,839
Total loans	$974,785	$805,319	$724,918	$38,674	$253,651	$2,797,347

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with floating or variable interest rates (including floating, adjustable and hybrids), as of June 30, 2026.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$50,536	$236,085	$106,663	$109,050	$83,267	$585,601
Hospitality	59,723	173,977	256,259	13,833	18,826	522,618
Office	39,986	47,333	8,932	12,245	9,535	118,031
Other	101,020	294,212	277,964	67,352	35,428	775,976
Total commercial property loans	251,265	751,607	649,818	202,480	147,056	2,002,226
Construction	13,757	—	—	—	—	13,757
Residential	3,305	70	137	3,651	715,145	722,308
Total real estate loans	268,327	751,677	649,955	206,131	862,201	2,738,291
Commercial and industrial loans	273,940	228,811	264,950	231,625	348	999,674
Total loans	$542,267	$980,488	$914,905	$437,756	$862,549	$3,737,965

Industry

As of June 30, 2026, the loan portfolio included the following concentrations of loan types to borrowers in industries that represented greater than 10.0% of loans outstanding:

		Percentage of
	Balance as of	Loans Receivable
	June 30, 2026	Outstanding
	(in millions)
Lessor of nonresidential buildings	$1,594,100	24.4%
Hospitality	854,370	13.1%

Loan Quality Indicators

Criticized Loans

Activity in criticized loans was as follows for the periods indicated:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Special Mention
Downgrades from pass loans	$—	$300
Reductions:
Upgrades to pass loans	(1,355)	(105,779)
Downgrades to classified loans	(23,656)	—
Payoffs and paydowns	(473)	(201)
Increase (decrease)	(25,484)	(105,680)
Balance at beginning of period	93,682	118,380
Balance at end of period	$68,198	$12,700

Classified
Downgrades	$28,604	$4,769
Reductions:
Upgrades	(29)	(4,069)
Payoffs and paydowns	(837)	(1,759)
Charge-offs	(1,551)	(11,603)
Note sale	(3,175)	—
Increase (decrease)	23,012	(12,662)
Balance at beginning of period	22,736	46,519
Balance at end of period	$45,748	$33,857

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Special Mention
Downgrades from pass loans	$23,206	$448
Reductions:
Upgrades to pass loans	(1,355)	(126,281)
Downgrades to classified loans	(23,759)	—
Payoffs and paydowns	(966)	(1,080)
Charge-offs	(41)	—
Increase (decrease)	(2,915)	(126,913)
Balance at beginning of period	71,113	139,613
Balance at end of period	$68,198	$12,700

Classified
Downgrades	$38,220	$30,938
Reductions:
Upgrades	(29)	(4,257)
Payoffs and paydowns	(11,728)	(3,865)
Charge-offs	(3,431)	(14,642)
Note Sale	(3,175)	—
Increase (decrease)	19,857	8,174
Balance at beginning of period	25,891	25,683
Balance at end of period	$45,748	$33,857

Special mention loans were $68.2 million and $71.1 million at June 30, 2026 and December 31, 2025, respectively. The $2.9 million decrease in the six months ended June 30, 2026 included the upgrade of $1.4 million of loans to the pass category and $1.0 million of paydowns and payoffs.

Classified loans were $45.7 million and $25.9 million at June 30, 2026 and December 31, 2025, respectively. The $19.8 million increase for the six months ended June 30, 2026 resulted from additions of $38.2 million and reductions of $18.4 million. Additions included the downgrade of a $21.2 million commercial real estate loan in the retail industry, which had been downgraded from the pass category to special mention during the 2026 first quarter, and further downgraded to classified during the 2026 second quarter. Additions also included the downgrade of a $5.0 million commercial real estate loan in the hospitality industry, which was modified during the first quarter of 2026 to allow for temporary interest-only payments, as well as the downgrade of a $3.1 million commercial real estate loan secured by an industrial property and $3.8 million of equipment finance agreements.

Reductions of $18.4 million included a $9.7 million payment on a commercial real estate office loan that had a balance of $10.2 million at December 31, 2025, as well as the sale of a $3.2 million commercial real estate loan and $3.4 million of charge-offs.

Nonperforming Assets

Loans 30 to 89 days past due and still accruing were $32.8 million at June 30, 2026, compared with $19.9 million at December 31, 2025. The increase of $12.9 million includes a $21.1 million commercial real estate loan that became delinquent during the three months ended June 30, 2026, partially offset by $9.9 million of loans that became current during the six months ended June 30, 2026. There were no loans 90 or more days past due and still accruing at June 30, 2026 or December 31, 2025.

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

Except for nonaccrual loans, management is not aware of any other loans as of June 30, 2026 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in a loan being designated as nonperforming at some future date.

Activity in nonperforming loans was as follows for the periods indicated:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Nonperforming Loans
Additions:
Downgrades	$2,938	$4,564
Reductions:
Upgrades	(66)	(1,011)
Charge-offs	(1,477)	(11,580)
Payoffs and paydowns	(709)	(1,577)
Note sale	(3,175)	—
Increase (decrease)	(2,489)	(9,604)
Balance at beginning of period	12,420	35,571
Balance at end of period	$9,931	$25,967

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Nonperforming Loans
Additions:
Downgrades	$9,944	$30,759
Reductions:
Upgrades	(66)	(1,180)
Charge-offs	(3,357)	(14,541)
Payoffs and paydowns	(11,527)	(3,343)
Note sale	(3,175)	—
Increase (decrease)	(8,181)	11,695
Balance at beginning of period	18,112	14,272
Balance at end of period	$9,931	$25,967

Nonperforming loans were $9.9 million and $18.1 million as of June 30, 2026 and December 31, 2025, respectively, representing a decrease of $8.2 million, or 45.2%. The decrease was primarily due to a $9.7 million payment received during the three months ended March 31, 2026 on a commercial real estate office loan that was designated as nonaccrual during the first quarter of 2025. As of June 30, 2026 and December 31, 2025, 1.2% and 1.3% of equipment financing agreements were on nonaccrual status, respectively. At June 30, 2026 and December 31, 2025, there were no loans 90 days or more past due and still accruing interest.

The $9.9 million of nonperforming loans as of June 30, 2026 had specific allowances of $2.6 million, compared with $18.1 million of nonperforming loans with specific allowances of $3.4 million as of December 31, 2025.

Nonperforming assets were $9.9 million at June 30, 2026, or 0.12% of total assets, compared to $20.1 million, or 0.26% of total assets, at December 31, 2025. Excluded from nonperforming assets is repossessed personal property associated with equipment finance agreements of $0.3 million and $0.6 million at June 30, 2026 and December 31, 2025, respectively.

Individually Evaluated Loans

The Company reviews loans on an individual basis when the loan does not share similar risk characteristics with loan pools. Individually evaluated loans are measured for expected credit losses based on the present value of expected cash flows discounted at the effective interest rate, the observable market price, or the fair value of collateral.

Individually evaluated loans were $9.9 million and $18.1 million as of June 30, 2026 and December 31, 2025, respectively, representing a decrease of $8.2 million, or 45.3%. Specific allowances associated with individually evaluated loans decreased $0.8 million to $2.6 million as of June 30, 2026, compared with $3.4 million as of December 31, 2025.

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
Six months ended June 30, 2026
Commercial and industrial loans	$4,998	0.4%	One loan with 12-month
			interest-only modification

The modified loan above was current at June 30, 2026. The Company has not committed to lend any additional amounts to the borrower included in the table above as of June 30, 2026. During the six months ended June 30, 2026 and 2025, there were no payment defaults on loans modified within the preceding 12 months.

No loans were modified to borrowers experiencing financial difficulty during the three months ended June 30, 2026 or during the six months ended June 30, 2025.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

The Company’s estimate of the allowance for credit losses at June 30, 2026 and December 31, 2025 reflected losses expected over the remaining contractual life of assets based on historical, current, and forward-looking information. The contractual life does not consider extensions, renewals or modifications.

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

The following table reflects our allocation of the allowance for credit losses by loan category as well as the amount of loans in each loan category, including related percentages, as of the dates indicated:

	June 30, 2026				December 31, 2025
	Allowance		Loans		Allowance		Loans
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$11,022	15.6%	$1,193,177	18.3%	$9,999	14.3%	$1,132,439	17.3%
Hospitality	7,475	10.6	858,617	13.1	8,737	12.5	847,989	12.9
Office	4,968	7.1	479,110	7.3	5,700	8.2	503,268	7.7
Other	13,828	19.6	1,477,659	22.6	14,078	20.1	1,532,667	23.4
Total commercial property loans	37,293	52.9	4,008,563	61.3	38,514	55.1	4,016,363	61.3
Construction	174	0.3	13,757	0.2	208	0.3	13,742	0.2
Residential	11,659	16.5	978,881	15.0	12,948	18.5	1,049,872	16.0
Total real estate loans	49,126	69.7	5,001,201	76.5	51,670	73.9	5,079,977	77.5
Commercial and industrial loans	8,681	12.3	1,171,272	17.9	7,792	11.1	1,074,908	16.4
Equipment financing agreements	12,668	18.0	362,839	5.6	10,441	15.0	408,483	6.1
Total	$70,475	100.0%	$6,535,312	100.0%	$69,903	100.0%	$6,563,368	100.0%

The following table sets forth certain ratios related to our allowance for credit losses at the dates presented:

	As of
	June 30, 2026	December 31, 2025
	(dollars in thousands)
Ratios:
Allowance for credit losses to loans	1.08%	1.07%
Nonaccrual loans to loans	0.15%	0.28%
Allowance for credit losses to nonaccrual loans	709.65%	385.95%

Balance:
Nonaccrual loans at end of period	$9,931	$18,112
Nonperforming loans at end of period	$9,931	$18,112

The allowance for credit losses was $70.5 million and $69.9 million at June 30, 2026 and December 31, 2025, respectively. The allowance attributed to individually evaluated loans was $2.6 million and $3.4 million as of June 30, 2026 and December 31, 2025, respectively. The allowance attributed to collectively evaluated loans was $67.9 million and $66.5 million as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026 and December 31, 2025, the allowance for credit losses related to off-balance sheet items, primarily unfunded loan commitments, was $2.0 million and $2.3 million, respectively. The Bank closely monitors each borrower’s repayment capabilities while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality, prevailing economic conditions and economic forecasts, we believe these allowances were adequate for current expected lifetime losses in the loan portfolio and off-balance sheet exposure as of June 30, 2026.

The following table presents a summary of gross charge-offs and recoveries for the loan portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)

Gross charge-offs	$(1,893)	$(12,377)	$(5,064)	$(15,567)
Gross recoveries	629	1,013	1,202	2,256
Net (charge-offs) recoveries	$(1,264)	$(11,364)	$(3,862)	$(13,311)

For the three months ended June 30, 2026, gross charge-offs decreased $10.5 million from the same period in 2025. Gross recoveries for the three months ended June 30, 2026 decreased $0.4 million from the same period in 2025. Gross charge-offs for the three months ended June 30, 2026 and 2025 included $1.6 million and $2.9 million of equipment finance agreement charge-offs, respectively. Gross charge-offs for the three months ended June 30, 2025 also included an $8.6 million charge-off of a commercial real estate loan designated as nonaccrual in the first quarter of 2025. Gross recoveries for the three months ended June 30, 2026 and 2025 included $0.6 million of recoveries on equipment finance agreements for both periods.

For the six months ended June 30, 2026, gross charge-offs decreased $10.5 million from the same period in 2025. Gross recoveries for the six months ended June 30, 2026 decreased $1.1 million from the same period in 2025. Gross charge-offs for the six months ended June 30, 2026 and 2025 included $4.5 million and $5.7 million of equipment finance agreement charge-offs, respectively. Gross charge-offs for the six months ended June 30, 2025 also included the previously mentioned $8.6 million charge-off of a commercial real estate loan. Gross recoveries for the six months ended June 30, 2026 and 2025 included $1.0 million and $1.4 million of recoveries on equipment financing agreements, respectively.

The following table presents a summary of net (charge-offs) recoveries by loan category:

	Commercial Real Estate Loans	Residential Mortgage Loans	Commercial and Industrial Loans	Equipment Finance Agreements	Total
	(dollars in thousands)
Three Months Ended June 30, 2026
Average Loans	$3,986,661	$1,007,570	$1,065,744	$381,878	$6,441,853
Net (Charge-Offs) Recoveries	$38	$(28)	$(237)	$(1,037)	$(1,264)
Net (Charge-Offs) Recoveries to Average Loans (1)	—%	(0.01)%	(0.09)%	(1.09)%	(0.08)%

Three Months Ended June 30, 2025
Average Loans	$3,978,350	$997,921	$818,498	$462,972	$6,257,741
Net (Charge-Offs) Recoveries	$(8,422)	$1	$(613)	$(2,330)	$(11,364)
Net (Charge-Offs) Recoveries to Average Loans (1)	(0.42)%	—%	(0.15)%	(1.01)%	(0.36)%

Six Months Ended June 30, 2026
Average Loans	$3,975,480	$1,024,304	$1,045,045	$393,276	$6,438,105
Net Charge-Offs	$(51.4)	$(26)	$(325)	$(3,460)	$(3,862)
Net Charge-Offs to Average Loans (1)	—%	(0.01)%	(0.06)%	(1.76)%	(0.12)%

Six Months Ended June 30, 2025
Average Loans	$3,958,335	$982,922	$808,069	$474,499	$6,223,825
Net (Charge-Offs) Recoveries	$(8,169)	$2	$(799)	$(4,345)	$(13,311)
Net (Charge-Offs) Recoveries to Average Loans (1)	(0.41)%	—%	(0.20)%	(1.83)%	(0.43)%

(1)
Annualized

Net loan charge-offs were $1.3 million, or 0.08% of average loans, and $11.4 million, or 0.36% of average loans, for the three months ended June 30, 2026 and 2025, respectively. Net loan charge-offs were $3.9 million, or 0.12% of average loans, and $13.3 million, or 0.43% of average loans, for the six months ended June 30, 2026 and 2025, respectively.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	June 30, 2026		December 31, 2025
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$2,135,418	30.7%	$2,015,212	30.2%
Interest-bearing:
Demand	80,783	1.1	74,799	1.1
Money market and savings	2,084,572	30.0	2,084,218	31.2
Uninsured amount of time deposits more than $250,000:
Three months or less (1)	409,643	5.9	317,086	4.7
Over three months through six months (2)	288,202	4.1	276,791	4.1
Over six months through twelve months	202,218	2.9	156,750	2.3
Over twelve months	19,074	0.3	159	—
All other insured time deposits (3)	1,735,432	25.0	1,752,635	26.4
Total deposits	$6,955,342	100.0%	$6,677,650	100.0%

(1)
Includes State of California time deposits of $90.0 million at June 30, 2026 and December 31, 2025.
(2)
Includes State of California time deposits of $90.0 million and $60.0 million at June 30, 2026 and December 31, 2025, respectively.
(3)
Includes brokered deposits of $86.9 million and $88.5 million at June 30, 2026 and December 31, 2025, respectively.

Total deposits were $6.96 billion and $6.68 billion as of June 30, 2026 and December 31, 2025, respectively, representing an increase of $277.7 million, or 4.2%. While all deposit types increased, deposit growth was primarily driven by a $151.1 million increase in time deposits and a $120.2 million increase in noninterest-bearing demand deposits. At June 30, 2026, the loan-to-deposit ratio was 94.0% compared to 98.3% at December 31, 2025.

As of June 30, 2026 and December 31, 2025, the aggregate amount of uninsured deposit accounts (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $3.12 billion and $2.92 billion, respectively. For time deposits, the aggregate amount exceeding the insurance limit was $919.1 million and $750.8 million, respectively. Other uninsured deposits, such as demand and money market and savings deposits, were $2.20 billion and $2.17 billion, respectively. At June 30, 2026 and December 31, 2025, $1.47 billion and $1.34 billion of total uninsured deposits, respectively, were in accounts with balances of $5.0 million or more.

The Bank’s wholesale funds historically consisted of FHLB advances, brokered deposits, and State of California time deposits. As of June 30, 2026, the Bank had no outstanding FHLB advances, compared with $150.0 million of FHLB advances as of December 31, 2025.

Borrowings and Subordinated Debentures

Borrowings mostly take the form of FHLB advances. At June 30, 2026, there were no outstanding FHLB advances. At December 31, 2025, FHLB advances were $150.0 million, all of which were term advances. Funds from deposit growth not used to fund loan production were used to pay off borrowings. The weighted-average interest rate of all FHLB advances at December 31, 2025 was 4.02%. There were no FHLB advances outstanding at any month-end date during the six months ended June 30, 2026. The maximum amount of FHLB advances outstanding at any month-end date during the six months ended June 30, 2025 was $150.0 million. There were no contractual maturities of FHLB advances greater than twelve months at December 31, 2025.

Subordinated debentures were $130.8 million and $130.5 million as of June 30, 2026 and December 31, 2025, respectively. Subordinated debentures included fixed-to-floating subordinated notes of $108.8 million and $108.7 million as of June 30, 2026 and December 31, 2025, respectively, and junior subordinated deferrable interest debentures of $21.9 million and $21.7 million as of June 30, 2026 and December 31, 2025, respectively. On July 30, 2026, the Company issued $55.0 million of 6.50% Fixed-to-Floating Subordinated Notes with a maturity date of July 31, 2036 and provided notice to the trustee of its intent to redeem all of $110.0 million of existing subordinated debentures. See “Note 8 – Borrowings and Subordinated Debentures” and “Note 17 - Subsequent Events” for more details.

Stockholders’ Equity

Stockholders’ equity was $812.7 million and $796.4 million as of June 30, 2026 and December 31, 2025, respectively. The $16.3 million increase included net income of $46.1 million and share-based compensation of $1.6 million, partially offset by $16.9 million of dividends paid, $9.6 million in share repurchases, a $3.3 million increase in unrealized after-tax losses on securities available for sale, and $1.5 million in shares purchased to satisfy employees’ tax liabilities for the vesting of stock compensation. The Company repurchased 345,707 shares of common stock during the six months ended June 30, 2026, at an average share price of $27.90. At June 30, 2026, 1,991,495 shares remain under the Company’s share repurchase program.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below) as of June 30, 2026. The Company compares this stress simulation to policy limits, which specify the maximum tolerance level for net interest income exposure over 1- to 12-month and 13- to 24- month horizons, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest	Dollar	Percentage	Dollar	Percentage
Rates (Basis Points)	Change	Change	Change	Change
	(dollars in thousands)
300	$39,405	13.32%	$56,236	17.95%
200	$27,236	9.21%	$39,058	12.47%
100	$14,011	4.74%	$20,502	6.54%
(100)	$(14,168)	(4.79%)	$(23,157)	(7.39%)
(200)	$(26,021)	(8.80%)	$(46,803)	(14.94%)
(300)	$(34,394)	(11.63%)	$(69,017)	(22.03%)

	Economic Value of Equity (EVE)
Change in Interest	Dollar	Percentage
Rates (Basis Points)	Change	Change
	(dollars in thousands)
300	$98,564	9.29%
200	$81,748	7.70%
100	$50,306	4.74%
(100)	$(70,480)	(6.64%)
(200)	$(155,792)	(14.68%)
(300)	$(250,588)	(23.62%)

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

The Company’s ability to pay dividends to stockholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to stockholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the Department of Financial Protection and Innovation (“DFPI”), in an amount not exceeding the greater of: (1) retained earnings of the Bank; (2) net income of the Bank for its last fiscal year; or (3) the net income of the Bank for its current fiscal year. The Company paid dividends of $16.9 million ($0.56 per share) for the six months ended June 30, 2026 and $32.6 million ($1.08 per share) for the year 2025. As of July 1, 2026, the Bank had the ability to pay dividends of approximately $44.4 million, after giving effect to the $0.28 dividend declared on July 23, 2026, for the third quarter of 2026, without the prior approval of the Commissioner of the DFPI.

At June 30, 2026, the Bank’s total risk-based capital ratio of 14.48%, Tier 1 risk-based capital ratio of 13.40%, common equity Tier 1 capital ratio of 13.40% and Tier 1 leverage capital ratio of 11.71% placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with a total risk-based capital ratio equal to or greater than 10.00%, Tier 1 risk-based capital ratio equal to or greater than 8.00%, common equity Tier 1 capital ratios equal to or greater than 6.50%, and Tier 1 leverage capital ratio equal to or greater than 5.00%.

At June 30, 2026, the Company’s total risk-based capital ratio was 15.29%, Tier 1 risk-based capital ratio was 12.61%, common equity Tier 1 capital ratio was 12.28% and Tier 1 leverage capital ratio was 10.94%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Company. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those described in “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On April 25, 2024, the Company announced that the Board of Directors has adopted a stock repurchase program under which the Company may repurchase up to 5% of its outstanding shares, or approximately 1.5 million shares of its common stock. On January 29, 2026, the Board of Directors authorized an expansion of the stock repurchase program, adding 1.5 million shares that may be repurchased under the current program. As of June 30, 2026, 1,991,495 shares remained available for future purchases under that stock repurchase program. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2026:

Purchase Date:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
April 1, 2026 - April 30, 2026	24,000	$30.27	24,000	2,127,495
May 1, 2026 - May 31, 2026	80,000	$29.90	80,000	2,047,495
June 1, 2026 - June 30, 2026	56,000	$30.70	56,000	1,991,495
Total	160,000	$30.24	160,000	1,991,495

The Company acquired 15,134 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through the vesting of Company stock awards for the three months ended June 30, 2026. Shares withheld to satisfy income taxes upon the vesting of stock awards are repurchased pursuant to the terms of the applicable plan and not under the Company’s repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Hanmi securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL

* Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	August 7, 2026	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2026	By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)