Form 10-Q
period 2026-09-30
HANMI FINANCIAL CORP
filed 2026-11-06
CIK 1109242

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of October 30, 2026, there were 29,486,335 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries Quarterly Report on Form 10-Q

Three Months Ended September 30, 2026

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Cash and due from banks	$348,576	$212,841
Securities available for sale, at fair value (amortized cost of $957,828 and $941,760 as of September 30, 2026 and December 31, 2025, respectively)	869,499	880,624
Loans held for sale, at the lower of cost or fair value	31,242	7,403
Loans, net of allowance for credit losses of $70,810 and $69,903 as of September 30, 2026 and December 31, 2025, respectively	6,497,891	6,493,465
Accrued interest receivable	25,404	24,466
Premises and equipment, net	20,380	20,378
Servicing assets	6,693	6,459
Goodwill	11,031	11,031
Federal Home Loan Bank (“FHLB”) stock, at cost	16,385	16,385
Income tax assets	56,781	40,467
Bank-owned life insurance	56,359	56,697
Prepaid expenses and other assets	103,547	98,969
Total assets	$8,043,788	$7,869,185

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$2,146,060	$2,015,212
Interest-bearing	4,909,714	4,662,438
Total deposits	7,055,774	6,677,650
Accrued interest payable	28,131	34,783
Borrowings	—	150,000
Subordinated debentures	76,147	130,463
Accrued expenses and other liabilities	75,427	79,903
Total liabilities	7,235,479	7,072,799
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 34,445,331 shares (29,496,736 shares outstanding) and 34,287,779 shares (29,894,757 shares outstanding) as of September 30, 2026 and December 31, 2025, respectively	34	34
Additional paid-in capital	597,236	594,667
Accumulated other comprehensive loss, net of tax benefit of $23,407 and tax benefit $17,822 as of September 30, 2026 and December 31, 2025, respectively	(62,372)	(43,175)
Retained earnings	438,893	394,335
Less treasury stock; 4,948,595 shares and 4,393,022 shares as of September 30, 2026 and December 31, 2025, respectively	(165,482)	(149,475)
Total stockholders’ equity	808,309	796,386
Total liabilities and stockholders’ equity	$8,043,788	$7,869,185

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest and dividend income:
Interest and fees on loans	$97,977	$95,691	$286,651	$279,168
Interest on securities	6,819	6,592	19,115	19,022
Dividends on FHLB stock	451	357	1,501	1,071
Interest on deposits in other banks	3,409	2,586	6,863	6,554
Total interest and dividend income	108,656	105,226	314,130	305,815
Interest expense:
Interest on deposits	39,271	42,244	113,783	124,727
Interest on borrowings	—	324	830	3,032
Interest on subordinated debentures	1,815	1,579	4,887	4,746
Total interest expense	41,086	44,147	119,500	132,505
Net interest income before credit loss expense	67,570	61,079	194,630	173,310
Credit loss expense	4,530	2,145	8,608	12,496
Net interest income after credit loss expense	63,040	58,934	186,022	160,814
Noninterest income:
Service charges on deposit accounts	2,080	2,160	6,309	6,546
Trade finance and other service charges and fees	1,892	1,551	5,295	4,409
Gain on sale of Small Business Administration (“SBA”) loans	2,284	1,857	5,705	6,018
Gain on sale of residential mortgage loans	279	1,156	1,121	1,331
Other operating income	2,495	3,156	7,487	7,372
Total noninterest income	9,030	9,880	25,917	25,676
Noninterest expense:
Salaries and employee benefits	23,334	22,163	68,074	65,204
Occupancy and equipment	4,529	4,507	13,326	13,301
Data processing	4,706	3,860	13,647	11,374
Professional fees	1,696	1,978	6,473	5,171
Supplies and communications	489	423	1,536	1,455
Advertising and promotion	728	712	2,096	2,094
Other operating expenses	4,367	3,714	12,104	10,090
Total noninterest expense	39,849	37,357	117,256	108,689
Income before tax	32,221	31,457	94,683	77,801
Income tax expense	8,538	9,396	24,938	22,951
Net income	$23,683	$22,061	$69,745	$54,850
Basic earnings per share	$0.80	$0.73	$2.35	$1.82
Diluted earnings per share	$0.80	$0.73	$2.33	$1.82
Weighted-average shares outstanding:
Basic	29,388,692	29,830,475	29,509,964	29,905,265
Diluted	29,569,858	29,880,865	29,690,052	29,955,366

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income	$23,683	$22,061	$69,745	$54,850
Other comprehensive income (loss), net of tax:
Unrealized gain (loss):
Unrealized holding gain (loss) on available for sale securities	(22,782)	8,873	(27,328)	31,121
Unrealized gain (loss) on cash flow hedges	901	(94)	844	(139)
Unrealized gain (loss)	(21,881)	8,779	(26,484)	30,982
Income tax benefit (expense) related to other comprehensive income items	5,961	(2,396)	7,269	(8,735)
Other comprehensive income (loss)	(15,920)	6,383	(19,215)	22,247

Reclassification adjustment for losses included in net income	137	241	55	734
Income tax benefit related to reclassification adjustment	(37)	(72)	(37)	(217)
Reclassification adjustment for (gains) losses included in net income, net of tax	100	169	18	517
Other comprehensive income (loss), net of tax	(15,820)	6,552	(19,197)	22,764
Total comprehensive income	$7,863	$28,613	$50,548	$77,614

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended September 30, 2026 and 2025

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders’
	Issued	Shares	Outstanding	Stock	Capital	Loss	Earnings	at Cost	Equity

Balance at July 1, 2026	34,445,437	(4,795,131)	29,650,306	$34	$596,303	$(46,552)	$423,499	$(160,604)	$812,680
Net income	—	—	—	—	—	—	23,683	—	23,683
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(16,476)	—	—	(16,476)
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	656	—	—	656
Cash dividends paid (common stock, $0.28/share)	—	—	—	—	—	—	(8,289)	—	(8,289)
Repurchase of common stock	—	(151,048)	(151,048)	—	—	—	—	(4,801)	(4,801)
Issuance of awards pursuant to equity incentive plans, net of forfeitures	(106)	—	(106)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	933	—	—	—	933
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(2,416)	(2,416)	—	—	—	—	(77)	(77)
Balance at September 30, 2026	34,445,331	(4,948,595)	29,496,736	$34	$597,236	$(62,372)	$438,893	$(165,482)	$808,309

Balance at July 1, 2025	34,294,037	(4,117,469)	30,176,568	$34	$592,825	$(54,511)	$367,251	$(142,765)	$762,834
Net income	—	—	—	—	—	—	22,061	—	22,061
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	6,413	—	—	6,413
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	139	—	—	139
Cash dividends paid (common stock, $0.27/share)	—	—	—	—	—	—	(8,129)	—	(8,129)
Repurchase of common stock	—	(199,698)	(199,698)	—	—	—	—	(4,683)	(4,683)
Issuance of awards pursuant to equity incentive plans, net of forfeitures	(381)	—	(381)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	943	—	—	—	943
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(1,118)	(1,118)	—	—	—	—	(28)	(28)
Balance at September 30, 2025	34,293,656	(4,318,285)	29,975,371	$34	$593,768	$(47,959)	$381,183	$(147,476)	$779,550

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2026 and 2025

(in thousands, except share data)

	Common Stock - Number of Shares			Stockholders' Equity
						Accumulated
					Additional	Other		Treasury	Total
	Shares	Treasury	Shares	Common	Paid-in	Comprehensive	Retained	Stock,	Stockholders’
	Issued	Shares	Outstanding	Stock	Capital	Loss	Earnings	at Cost	Equity

Balance at January 1, 2026	34,287,779	(4,393,022)	29,894,757	$34	$594,667	$(43,175)	$394,335	$(149,475)	$796,386
Net income	—	—	—	—	—	—	69,745	—	69,745
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	(19,751)	—	—	(19,751)
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	554	—	—	554
Cash dividends paid (common stock, $0.84/share)	—	—	—	—	—	—	(25,187)	—	(25,187)
Repurchase of common stock	—	(496,755)	(496,755)	—	—	—	—	(14,447)	(14,447)
Stock options exercised	—	—	—	—	—	—	—	—	—
Issuance of awards pursuant to equity incentive plans, net of forfeitures	157,552	—	157,552	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,569	—	—	—	2,569
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(58,818)	(58,818)	—	—	—	—	(1,560)	(1,560)
Balance at September 30, 2026	34,445,331	(4,948,595)	29,496,736	$34	$597,236	$(62,372)	$438,893	$(165,482)	$808,309

Balance at January 1, 2025	34,151,464	(3,955,465)	30,195,999	$34	$591,069	$(70,723)	$350,869	$(139,075)	$732,174
Net income	—	—	—	—	—	—	54,850	—	54,850
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	—	22,305	—	—	22,305
Change in unrealized gain (loss) on cash flow hedge, net of income taxes	—	—	—	—	—	459	—	—	459
Cash dividends paid (common stock, $0.81/share)	—	—	—	—	—	—	(24,536)	—	(24,536)
Repurchase of common stock	—	(319,698)	(319,698)	—	—	—	—	(7,435)	(7,435)
Issuance of awards pursuant to equity incentive plans, net of forfeitures	142,192	—	142,192	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,699	—	—	—	2,699
Shares surrendered to satisfy tax liability upon vesting of equity awards	—	(43,122)	(43,122)	—	—	—	—	(966)	(966)
Balance at September 30, 2025	34,293,656	(4,318,285)	29,975,371	$34	$593,768	$(47,959)	$381,183	$(147,476)	$779,550

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$69,745	$54,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,623	2,458
Amortization of servicing assets, net	1,734	1,873
Share-based compensation expense	2,569	2,699
Credit loss expense	8,608	12,496
Loss on sale of securities	135	—
Gain on sale of other real estate owned (“OREO”)	(850)	—
Gain on sales of SBA loans	(5,705)	(6,018)
Gain on sale of residential mortgage loans	(1,121)	(1,331)
Origination of loans held for sale	(125,156)	(98,133)
Proceeds from sales of loans originated as held-for-sale	123,117	108,040
Recognition of debt issuance costs upon redemption of subordinated debt	1,127	—
Change in bank-owned life insurance	338	786
Change in prepaid expenses and other assets	(1,774)	(4,122)
Change in income tax assets	(9,046)	(611)
Change in accrued interest payable and other liabilities	(14,525)	1,022
Net cash provided by operating activities	51,819	74,009
Cash flows from investing activities:
Purchases of securities available for sale	(279,832)	(139,308)
Proceeds from the maturity, call, and repayment of securities	217,199	169,533
Proceeds from sale of securities available for sale	44,546	—
Purchases of loans	(17,316)	(47,624)
Proceeds from sales of loans transferred to held-for-sale	50,108	79,758
Purchases of premises and equipment	(2,625)	(1,392)
Proceeds from disposition of premises and equipment	16	14
Proceeds from sale of other real estate owned	2,830	713
Change in loans, excluding purchases and sales	(62,034)	(322,769)
Net cash used in investing activities	(47,108)	(261,075)
Cash flows from financing activities:
Change in deposits	378,124	330,863
Change in open FHLB advances	—	(225,000)
Proceeds from FHLB term advances	—	50,000
Repayments of FHLB term advances	(150,000)	(25,000)
Issuance of subordinated debentures	54,094	—
Redemption of subordinated debentures	(110,000)	—
Cash paid for vested employee shares surrendered for tax liability	(1,560)	(966)
Repurchase of common stock	(14,447)	(7,441)
Cash dividends paid	(25,187)	(24,536)
Net cash provided by financing activities	131,024	97,920
Net increase (decrease) in cash and due from banks	135,735	(89,146)
Cash and due from banks at beginning of year	212,841	304,800
Cash and due from banks at end of period	$348,576	$215,654
Supplemental disclosures of cash flow information:
Interest paid	$126,152	$133,110
Income taxes paid	$31,994	$19,269
Non-cash activities:
Transfer of loans to other real estate owned	$1,084	$—
Transfer of loans to loans held for sale	$66,333	$41,897
Income tax benefit (expense) related to other comprehensive income items	$7,232	$(8,952)
Right-of-use asset obtained in exchange for lease liability	$4,010	$3,534

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

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the period ended September 30, 2026. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The unaudited consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three-month and nine-month periods ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ended December 31, 2026 or for any other period. The interim information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”).

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

Note 2 — Securities

The following is a summary of securities available for sale as of the dates indicated:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(in thousands)
September 30, 2026
U.S. Treasury securities	$226,273	$—	$(1,222)	$225,051
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	384,273	8	(50,734)	333,547
Mortgage-backed securities - commercial	78,566	—	(14,752)	63,814
Collateralized mortgage obligations	159,907	46	(8,894)	151,059
Other U.S. government agency obligations	34,567	—	(484)	34,083
Total U.S. government agency and sponsored agency obligations	657,313	54	(74,864)	582,503
Municipal bonds-tax exempt	74,242		(12,297)	61,945
Total securities available for sale	$957,828	$54	$(88,383)	$869,499

December 31, 2025
U.S. Treasury securities	$128,569	$298	$(157)	$128,710
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	411,223	926	(38,741)	373,408
Mortgage-backed securities - commercial	71,751	116	(11,295)	60,572
Collateralized mortgage obligations	188,120	1,768	(5,933)	183,955
Other U.S. government agency obligations	67,059	—	(1,105)	65,954
Total U.S. government agency and sponsored agency obligations	738,153	2,810	(57,074)	683,889
Municipal bonds-tax exempt	75,038	—	(7,013)	68,025
Total securities available for sale	$941,760	$3,108	$(64,244)	$880,624

The amortized cost and estimated fair value of securities as of September 30, 2026 and December 31, 2025, by contractual or expected maturity, are shown below. Collateralized mortgage obligations are included in the table shown below based on their expected maturities. All other securities are included based on their contractual maturities. Mortgage-backed securities included in the table below may be repaid before their contractual maturities.

	September 30, 2026		December 31, 2025
	Available for Sale		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Within one year	$150,885	$150,221	$159,050	$158,399
Over one year through five years	128,761	126,730	65,994	64,919
Over five years through ten years	296,223	255,644	234,306	213,596
Over ten years	381,959	336,904	482,410	443,710
Total	$957,828	$869,499	$941,760	$880,624

The following table summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2026 or December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(in thousands, except number of securities)
September 30, 2026
U.S. Treasury securities	$(1,205)	$221,567	39	$(17)	$3,484	1	$(1,222)	$225,051	40
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(2,389)	55,019	20	(48,345)	275,194	115	(50,734)	330,213	135
Mortgage-backed securities - commercial	(940)	18,343	6	(13,812)	45,471	14	(14,752)	63,814	20
Collateralized mortgage obligations	(1,923)	106,199	38	(6,971)	38,652	21	(8,894)	144,851	59
Other U.S. government agency obligations	(165)	9,836	2	(319)	24,247	5	(484)	34,083	7
Total U.S. government agency and sponsored agency obligations	(5,417)	189,397	66	(69,447)	383,564	155	(74,864)	572,961	221
Municipal bonds-tax exempt	—	—	—	(12,297)	61,945	19	(12,297)	61,945	19
Total	$(6,622)	$410,964	105	$(81,761)	$448,993	175	$(88,383)	$859,957	280

December 31, 2025
U.S. Treasury securities	$—	$4,999	1	$(157)	$10,351	3	$(157)	$15,350	4
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	(46)	4,629	2	(38,695)	322,912	114	(38,741)	327,541	116
Mortgage-backed securities - commercial	—	—	—	(11,295)	54,316	16	(11,295)	54,316	16
Collateralized mortgage obligations	—	—	—	(5,933)	50,264	24	(5,933)	50,264	24
Other U.S. government agency obligations	—	—	—	(1,105)	65,954	13	(1,105)	65,954	13
Total U.S. government agency and sponsored agency obligations	(46)	4,629	2	(57,028)	493,446	167	(57,074)	498,075	169
Municipal bonds-tax exempt	—	—	—	(7,013)	68,025	19	(7,013)	68,025	19
Total	$(46)	$9,628	3	$(64,198)	$571,822	189	$(64,244)	$581,450	192

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

During the three months ended September 30, 2026, the Company sold $44.5 million of U.S. Treasury securities at a loss of $0.1 million. There were no other sales of securities during the nine months ended September 30, 2026. There were no sales of securities during the nine months ended September 30, 2025.

As of September 30, 2026 and December 31, 2025, there were no securities available for sale that were pledged to secure advances or other borrowings.

At September 30, 2026, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Note 3 — Loans

Loans, net of allowance for credit losses

Loans, net of allowance for credit losses, consisted of the following as of the dates indicated:

	September 30, 2026	December 31, 2025
	(in thousands)
Real estate loans:
Commercial property
Retail	$1,150,350	$1,132,439
Hospitality	883,683	847,989
Office	483,763	503,268
Other (1)	1,526,670	1,532,667
Total commercial property loans	4,044,466	4,016,363
Construction	11,198	13,742
Residential (2)	1,001,824	1,049,872
Total real estate loans	5,057,488	5,079,977
Commercial and industrial loans	1,171,614	1,074,908
Equipment financing agreements	339,599	408,483
Total loans	6,568,701	6,563,368
Allowance for credit losses	(70,810)	(69,903)
Total loans, net of allowance for credit losses	$6,497,891	$6,493,465

(1)
Includes, among other property types, mixed-use, gas station, multifamily, industrial, medical, and faith-based facilities; the remaining real estate categories represent less than 1% of the Bank's total loans.

(2)
Includes $0.7 million and $1.0 million of home equity loans and lines and $5.0 million and $3.8 million of personal loans at September 30, 2026 and December 31, 2025, respectively.

Accrued interest receivable on loans was $20.8 million and $20.7 million at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026 and December 31, 2025, loans with carrying values of $2.30 billion and $2.40 billion, respectively, were pledged to secure advances from the FHLB, and loans with carrying values of $1.19 billion and $528.1 million, respectively, were pledged to the Federal Reserve Bank of San Francisco Discount Window.

Loans Held for Sale

Activity in loans held for sale is presented below for the following periods:

	Real Estate	Commercial and Industrial	Total
	(in thousands)
Three months ended September 30, 2026
Balance at beginning of period	$13,290	$3,679	$16,969
Originations and transfers	47,355	14,381	61,736
Sales	(35,056)	(12,343)	(47,399)
Principal paydowns and amortization	(30)	(1)	(31)
Valuation allowance	(33)	—	(33)
Balance at end of period	$25,526	$5,716	$31,242

Three months ended September 30, 2025
Balance at beginning of period	$45,412	$4,199	$49,611
Originations and transfers	13,796	17,624	31,420
Sales	(59,208)	(15,305)	(74,513)
Principal paydowns and amortization	—	(6)	(6)
Balance at end of period	$—	$6,512	$6,512

	Real Estate	Commercial and Industrial	Total
	(in thousands)
Nine months ended September 30, 2026
Balance at beginning of period	$4,985	$2,418	$7,403
Originations and transfers	152,097	39,392	191,489
Sales	(130,724)	(35,675)	(166,399)
Principal payoffs and amortization	(799)	(419)	(1,218)
Valuation allowance	(33)	—	(33)
Balance at end of period	$25,526	$5,716	$31,242

Nine months ended September 30, 2025
Balance at beginning of period	$3,994	$4,585	$8,579
Originations and transfers	88,411	51,619	140,030
Sales	(92,403)	(49,663)	(142,066)
Principal payoffs and amortization	(2)	(29)	(31)
Balance at end of period	$—	$6,512	$6,512

All loans sold during the nine months ended September 30, 2026 were sold from the held for sale portfolio. During 2025, we sold residential mortgage loans from the held for investment portfolio when the decision to sell the loans and the sale of the loans occurred within the same quarter. During the three and nine months ended September 30, 2025, we sold $25.9 million and $36.0 million, respectively, of residential mortgage loans from the held for investment portfolio.

Loan Purchases

The following table presents loans purchased by portfolio segment for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)
Commercial real estate	$—	$—	$—	$15,114
Commercial and industrial	—	—	268	9,203
Residential real estate	4,747	2,992	17,048	23,307
Total	$4,747	$2,992	$17,316	$47,624

Allowance for Credit Losses

The following table details the information on the allowance for credit losses by portfolio segment for the following periods:

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
Three months ended September 30, 2026
Balance at beginning of period	$49,127	$8,680	$12,668	$70,475
Charge-offs	(3,412)	(181)	(1,431)	(5,024)
Recoveries	27	30	623	680
Credit loss expense (recovery)	5,906	(412)	(815)	4,679
Ending balance	$51,648	$8,117	$11,045	$70,810

Three months ended September 30, 2025
Balance at beginning of period	$48,021	$6,935	$11,800	$66,756
Charge-offs	(119)	(124)	(2,382)	(2,625)
Recoveries	52	2,229	826	3,107
Credit loss expense (recovery)	3,519	(1,738)	762	2,543
Ending balance	$51,473	$7,302	$11,006	$69,781

	Real Estate	Commercial and Industrial	Equipment Financing Agreements	Total
	(in thousands)
Nine months ended September 30, 2026
Balance at beginning of period	$51,670	$7,792	$10,441	$69,903
Charge-offs	(3,571)	(584)	(5,933)	(10,088)
Recoveries	111	106	1,665	1,882
Credit loss expense	3,438	803	4,872	9,113
Ending balance	$51,648	$8,117	$11,045	$70,810

Nine months ended September 30, 2025
Balance at beginning of period	$45,099	$10,006	$15,042	$70,147
Charge-offs	(8,904)	(1,157)	(8,131)	(18,192)
Recoveries	670	2,463	2,230	5,363
Credit loss expense (recovery)	14,608	(4,010)	1,865	12,463
Ending balance	$51,473	$7,302	$11,006	$69,781

The table below presents the allowance for credit losses by portfolio segment as a percentage of the total allowance for credit losses and loans by portfolio segment as a percentage of the total investment in loans as of:

	September 30, 2026				December 31, 2025
	Allowance		Loans		Allowance		Loans
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$8,424	11.9%	$1,150,350	17.5%	$9,999	14.3%	$1,132,439	17.3%
Hospitality	7,086	10.0	883,683	13.5	8,737	12.5	847,989	12.9
Office	4,560	6.5	483,763	7.4	5,700	8.2	503,268	7.7
Other	19,834	28.1	1,526,670	23.2	14,078	20.1	1,532,667	23.4
Total commercial property loans	39,904	56.5	4,044,466	61.6	38,514	55.1	4,016,363	61.3
Construction	132	0.1	11,198	0.2	208	0.3	13,742	0.2
Residential	11,612	16.3	1,001,824	15.2	12,948	18.5	1,049,872	16.0
Total real estate loans	51,648	72.9	5,057,488	77.0	51,670	73.9	5,079,977	77.5
Commercial and industrial loans	8,117	11.5	1,171,614	17.8	7,792	11.1	1,074,908	16.4
Equipment financing agreements	11,045	15.6	339,599	5.2	10,441	15.0	408,483	6.1
Total	$70,810	100.0%	$6,568,701	100.0%	$69,903	100.0%	$6,563,368	100.0%

The following table represents the amortized cost basis of collateral-dependent loans by class, for which repayment is expected to be obtained through the sale or operation of the underlying collateral, as of:

	September 30, 2026	December 31, 2025
	(in thousands)
Real estate loans:
Commercial property
Retail	$421	$596
Hospitality	—	—
Office	337	10,159
Other	52,441	671
Total commercial property loans	53,199	11,426
Residential	2,967	1,113
Total real estate loans	56,166	12,539
Commercial and industrial loans	76	—
Total	$56,242	$12,539

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
	(in thousands)
September 30, 2026
Real estate loans:
Commercial property
Risk Rating
Pass / Pass-Watch	$1,052,565	$773,493	$346,220	$333,810	$726,724	$643,852	$47,523	$3,924,187
Special Mention	808	54,237	—	519	—	426	—	55,990
Classified	3,102	571	—	—	56,965	3,651	—	64,289
Total commercial property	1,056,475	828,301	346,220	334,329	783,689	647,929	47,523	4,044,466
YTD gross charge-offs	—	—	—	3,196	41	91	—	3,328
YTD net charge-offs (recoveries)	—	(7)	—	3,196	41	(11)	—	3,219

Construction
Risk Rating
Pass / Pass-Watch	—	7,199	3,999	—	—	—	—	11,198
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total construction	—	7,199	3,999	—	—	—	—	11,198
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Risk Rating
Pass / Pass-Watch	140,517	181,611	57,661	110,774	301,146	200,168	5,166	997,043
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	1,167	321	2,882	411	—	4,781
Total residential	140,517	181,611	58,828	111,095	304,028	200,579	5,166	1,001,824
YTD gross charge-offs	—	—	—	—	243	—	—	243
YTD net charge-offs (recoveries)	—	—	—	—	243	(2)	—	241

Total real estate loans
Risk Rating
Pass / Pass-Watch	1,193,082	962,303	407,880	444,584	1,027,870	844,020	52,689	4,932,428
Special Mention	808	54,237	—	519	—	426	—	55,990
Classified	3,102	571	1,167	321	59,847	4,062	—	69,070
Total real estate loans	1,196,992	1,017,111	409,047	445,424	1,087,717	848,508	52,689	5,057,488
YTD gross charge-offs	—	—	—	3,196	284	91	—	3,571
YTD net charge-offs (recoveries)	—	(7)	—	3,196	284	(13)	—	3,460

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	405,714	199,835	127,254	32,953	27,932	20,861	351,246	1,165,795
Special Mention	231	—	—	—	—	—	—	231
Classified	5,136	125	—	—	115	212	—	5,588
Total commercial and industrial loans	411,081	199,960	127,254	32,953	28,047	21,073	351,246	1,171,614
YTD gross charge-offs	—	56	181	115	154	78	—	584
YTD net charge-offs (recoveries)	—	56	181	114	117	12	(2)	478

Equipment financing agreements:
Risk Rating
Pass / Pass-Watch	84,971	104,642	58,966	51,795	30,690	4,997	—	336,061
Special Mention	—	—	—	—	—	—	—	—
Classified	—	798	636	597	1,243	264	—	3,538
Total equipment financing agreements	84,971	105,440	59,602	52,392	31,933	5,261	—	339,599
YTD gross charge-offs	—	1,660	1,042	1,264	1,480	487	—	5,933
YTD net charge-offs (recoveries)	—	1,658	982	1,019	966	(357)	—	4,268

Total loans:
Risk Rating
Pass / Pass-Watch	1,683,767	1,266,780	594,100	529,332	1,086,492	869,878	403,935	6,434,284
Special Mention	1,039	54,237	—	519	—	426	—	56,221
Classified	8,238	1,494	1,803	918	61,205	4,538	—	78,196
Total loans	$1,693,044	$1,322,511	$595,903	$530,769	$1,147,697	$874,842	$403,935	$6,568,701
YTD gross charge-offs	—	1,716	1,223	4,575	1,918	656	—	10,088
YTD net charge-offs (recoveries)	—	1,707	1,163	4,329	1,367	(358)	(2)	8,206

(1)
Origination year includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total

December 31, 2025
Real estate loans:
Commercial property
Risk Rating
Pass / Pass-Watch	$1,181,833	$402,354	$472,027	$808,320	$735,411	$285,598	$54,824	$3,940,367
Special Mention	55,029	—	—	148	1,371	298	—	56,846
Classified	3,846	—	—	11,235	—	4,069	—	19,150
Total commercial property	1,240,708	402,354	472,027	819,703	736,782	289,965	54,824	4,016,363
YTD gross charge-offs	—	—	—	8,820	—	392	—	9,212
YTD net charge-offs (recoveries)	(8)	—	—	8,547	—	(24)	—	8,515

Construction
Risk Rating
Pass / Pass-Watch	9,745	3,997	—	—	—	—	—	13,742
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total construction	9,745	3,997	—	—	—	—	—	13,742
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Risk Rating
Pass / Pass-Watch	258,847	84,457	142,926	326,126	132,510	97,076	4,154	1,046,096
Special Mention	—	—	—	2,417	—	—	250	2,667
Classified	—	—	—	1,113	—	(4)	—	1,109
Total residential	258,847	84,457	142,926	329,656	132,510	97,072	4,404	1,049,872
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	(4)	—	(4)

Total real estate loans
Risk Rating
Pass / Pass-Watch	1,450,425	490,808	614,953	1,134,446	867,921	382,674	58,978	5,000,205
Special Mention	55,029	—	—	2,565	1,371	298	250	59,513
Classified	3,846	—	—	12,348	—	4,065	—	20,259
Total real estate loans	1,509,300	490,808	614,953	1,149,359	869,292	387,037	59,228	5,079,977
YTD gross charge-offs	—	—	—	8,820	—	392	—	9,212
YTD net charge-offs (recoveries)	(8)	—	—	8,547	—	(28)	—	8,511

Commercial and industrial loans:
Risk Rating
Pass / Pass-Watch	426,520	168,307	40,485	44,797	19,772	16,931	345,975	1,062,787
Special Mention	—	—	—	11,600	—	—	—	11,600
Classified	—	—	—	148	—	21	352	521
Total commercial and industrial loans	426,520	168,307	40,485	56,545	19,772	16,952	346,327	1,074,908
YTD gross charge-offs	19	373	59	853	82	322	—	1,708
YTD net charge-offs (recoveries)	19	366	54	750	82	46	(2,723)	(1,406)

Equipment financing agreements:
Risk Rating
Pass / Pass-Watch	144,142	87,819	85,652	65,042	19,188	1,529	—	403,372
Special Mention	—	—	—	—	—	—	—	—
Classified	506	726	1,202	1,962	583	132	—	5,111
Total equipment financing agreements	144,648	88,545	86,854	67,004	19,771	1,661	—	408,483
YTD gross charge-offs	—	875	2,728	4,658	1,706	159	—	10,126
YTD net charge-offs (recoveries)	—	831	2,297	3,579	831	(234)	(2)	7,302

Total loans:
Risk Rating
Pass / Pass-Watch	2,021,087	746,934	741,090	1,244,285	906,881	401,134	404,953	6,466,364
Special Mention	55,029	—	—	14,165	1,371	298	250	71,113
Classified	4,352	726	1,202	14,458	583	4,218	352	25,891
Total loans	$2,080,468	$747,660	$742,292	$1,272,908	$908,835	$405,650	$405,555	$6,563,368
YTD gross charge-offs	19	1,248	2,787	14,331	1,788	873	—	21,046
YTD net charge-offs (recoveries)	11	1,197	2,351	12,876	913	(216)	(2,725)	14,407

(1)
Origination year includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.

Loans by Vintage Year and Payment Performance

	Term Loans
	Amortized Cost Basis by Origination Year (1)
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
	(in thousands)
September 30, 2026
Real estate loans:
Commercial property
Payment performance
Performing	$1,056,475	$827,730	$346,220	$334,329	$783,256	$646,655	$47,523	$4,042,188
Nonperforming	—	571	—	—	433	1,274		2,278
Total commercial property	1,056,475	828,301	346,220	334,329	783,689	647,929	47,523	4,044,466
YTD gross charge-offs	—	—	—	3,196	41	91	—	3,328
YTD net charge-offs (recoveries)	—	(7)	—	3,196	41	(11)	—	3,219

Construction
Payment performance
Performing	—	7,199	3,999	—	—	—	—	11,198
Nonperforming	—	—	—	—	—	—	—	—
Total construction	—	7,199	3,999	—	—	—	—	11,198
YTD gross charge-offs	—	—	—	—	—	—	—	—
YTD net charge-offs (recoveries)	—	—	—	—	—	—	—	—

Residential
Payment performance
Performing	140,517	181,611	57,661	110,774	302,549	200,583	5,166	998,861
Nonperforming	—	—	1,167	321	1,479	(4)	—	2,963
Total residential	140,517	181,611	58,828	111,095	304,028	200,579	5,166	1,001,824
YTD gross charge-offs	—	—	—	—	243	—	—	243
YTD net charge-offs (recoveries)	—	—	—	—	243	(2)	—	241

Total real estate loans
Payment performance
Performing	1,196,992	1,016,540	407,880	445,103	1,085,805	847,238	52,689	5,052,247
Nonperforming	—	571	1,167	321	1,912	1,270	—	5,241
Total real estate loans	1,196,992	1,017,111	409,047	445,424	1,087,717	848,508	52,689	5,057,488
YTD gross charge-offs	—	—	—	3,196	284	91	—	3,571
YTD net charge-offs (recoveries)	—	(7)	—	3,196	284	(13)	—	3,460

Commercial and industrial loans:
Payment performance
Performing	411,081	199,960	127,254	32,953	28,047	20,909	351,246	1,171,450
Nonperforming	—	—	—	—	—	164	—	164
Total commercial and industrial loans	411,081	199,960	127,254	32,953	28,047	21,073	351,246	1,171,614
YTD gross charge-offs	—	56	181	115	154	78	—	584
YTD net charge-offs (recoveries)	—	56	181	114	117	12	(2)	478

Equipment financing agreements:
Payment performance
Performing	84,971	104,643	58,966	51,795	30,690	4,997	—	336,062
Nonperforming	—	797	636	597	1,243	264	—	3,537
Total equipment financing agreements	84,971	105,440	59,602	52,392	31,933	5,261	—	339,599
YTD gross charge-offs	—	1,660	1,042	1,264	1,480	487	—	5,933
YTD net charge-offs (recoveries)	—	1,658	982	1,019	966	(357)	—	4,268

Total loans:
Payment performance
Performing	1,693,044	1,321,143	594,100	529,851	1,144,542	873,144	403,935	6,559,759
Nonperforming(2)	—	1,368	1,803	918	3,155	1,698	—	8,942
Total loans	$1,693,044	$1,322,511	$595,903	$530,769	$1,147,697	$874,842	$403,935	$6,568,701
YTD gross charge-offs	—	1,716	1,223	4,575	1,918	656	—	10,088
YTD net charge-offs (recoveries)	—	1,707	1,163	4,329	1,367	(358)	(2)	8,206

(1)
Origination year includes extensions, renewals, or modifications of credit contracts, which consist of a new credit decision.
(2)
Excludes an $18.0 million nonperforming commercial real estate loan held for sale as of September 30, 2026.

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
	(in thousands)
September 30, 2026
Real estate loans:
Commercial property
Retail	$2,644	$708	$421	$3,773	$1,146,577	$1,150,350
Hospitality	272	—	—	272	883,411	883,683
Office	—	—	337	337	483,426	483,763
Other	—	264	1,084	1,348	1,525,322	1,526,670
Total commercial property loans	2,916	972	1,842	5,730	4,038,736	4,044,466
Construction	—	—	—	—	11,198	11,198
Residential	3,906	1,513	2,963	8,382	993,442	1,001,824
Total real estate loans	6,822	2,485	4,805	14,112	5,043,376	5,057,488
Commercial and industrial loans	137	88	76	301	1,171,313	1,171,614
Equipment financing agreements	3,604	1,042	1,289	5,935	333,664	339,599
Total loans	$10,563	$3,615	$6,170	$20,348	$6,548,353	$6,568,701

December 31, 2025
Real estate loans:
Commercial property
Retail	$2,002	$590	$154	$2,746	$1,129,693	$1,132,439
Hospitality	3,135	—	—	3,135	844,854	847,989
Office	—	—	10,159	10,159	493,109	503,268
Other	325	657	—	982	1,531,685	1,532,667
Total commercial property loans	5,462	1,247	10,313	17,022	3,999,341	4,016,363
Construction	—	—	—	—	13,742	13,742
Residential	4,311	1,259	1,109	6,679	1,043,193	1,049,872
Total real estate loans	9,773	2,506	11,422	23,701	5,056,276	5,079,977
Commercial and industrial loans	788	—	—	788	1,074,120	1,074,908
Equipment financing agreements	4,604	1,788	2,956	9,348	399,135	408,483
Total loans	$15,165	$4,294	$14,378	$33,837	$6,529,531	$6,563,368

Nonaccrual Loans and Nonperforming Assets

The following tables represent the amortized cost basis of loans on nonaccrual status and loans past due 90 days and still accruing as of:

	September 30, 2026
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans(1)
	(in thousands)
Real estate loans:
Commercial property
Retail	$421	$447	$—	$868
Hospitality	—	42	—	42
Office	337	—	—	337
Other	1,031	—	—	1,031
Total commercial property loans	1,789	489	—	2,278
Construction	—	—	—	—
Residential	2,963	—	—	2,963
Total real estate loans	4,752	489	—	5,241
Commercial and industrial loans	—	164	—	164
Equipment financing agreements	203	3,334	—	3,537
Total	$4,955	$3,987	$—	$8,942

	December 31, 2025
	Nonaccrual Loans With No Allowance for Credit Losses	Nonaccrual Loans With Allowance for Credit Losses	Loans Past Due 90 Days Still Accruing	Total Nonperforming Loans
	(in thousands)
Real estate loans:
Commercial property
Retail	$589	$376	$—	$965
Hospitality	(39)	83	—	44
Office	10,159	—	—	10,159
Other	671	7	—	678
Total commercial property loans	11,380	466	—	11,846
Construction	—	—	—	—
Residential	1,109	—	—	1,109
Total real estate loans	12,489	466	—	12,955
Commercial and industrial loans	—	46	—	46
Equipment financing agreements	(6)	5,117	—	5,111
Total	$12,483	$5,629	$—	$18,112

(1) Excludes an $18.0 million nonperforming commercial real estate loan held for sale as of September 30, 2026.

The Company recognized less than ten thousand dollars of interest income on nonaccrual loans for both of the three month periods ended September 30, 2026 and 2025. The Company recognized less than ten thousand dollars of interest income on nonaccrual loans for the nine months ended September 30, 2026 and recognized $370,000 of interest income on nonaccrual loans for the nine months ended September 30, 2025.

The following table details nonperforming assets as of the dates indicated:

	September 30, 2026	December 31, 2025
	(in thousands)
Nonaccrual loans	$8,942	$18,112
Loans 90 days or more past due and still accruing	—	—
Total nonperforming loans(1)	8,942	18,112
Other real estate owned (“OREO”)	1,084	1,980
Total nonperforming assets(2)	$10,026	$20,092

(1) Excludes an $18.0 million nonperforming loan held for sale as of September 30, 2026.
(2) Excludes repossessed personal property of $0.3 million and $0.6 million as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026, OREO consisted of one property with a carrying value of $1.1 million. As of December 31, 2025, OREO consisted of two properties with combined carrying values of $2.0 million. OREO is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Loan Modifications

The following table presents the amortized cost of loans that were modified to borrowers experiencing financial difficulty during the period indicated:

	Interest Only/Principal Deferment
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
Nine months ended September 30, 2026
Commercial and industrial loans	$4,998	0.4%	One loan with 12-month interest only modification

The modified loan above was current at September 30, 2026. The Company has not committed to lend any additional amounts to the borrower included in the table above as of September 30, 2026. During the nine months ended September 30, 2026 and 2025, there were no payment defaults on loans that were modified within the preceding 12 months.

No loans were modified to borrowers experiencing financial difficulty during the three months ended September 30, 2026 or during the nine months ended September 30, 2025.

Note 4 — Servicing Assets

The activity in servicing assets was as follows for the periods indicated:

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Balance at beginning of period	$6,419	$6,420
Addition related to sale of loans	856	565
Amortization	(582)	(501)
Balance at end of period	$6,693	$6,484

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Balance at beginning of period	$6,459	$6,457
Addition related to sale of loans	1,968	1,900
Amortization	(1,734)	(1,873)
Balance at end of period	$6,693	$6,484

At September 30, 2026 and December 31, 2025, we serviced loans sold by the Bank to unaffiliated parties of $611.5 million and $615.9 million, respectively. These loans are maintained off-balance sheet and are not included in loans, net of allowance for credit losses, on the consolidated balance sheets. At September 30, 2026 and December 31, 2025, all loans serviced were SBA loans, except for $35.8 million and $62.5 million, respectively, of residential mortgage loans.

The Company recorded servicing fee income of $1.4 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively and $2.8 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectively. Servicing fee income, net of amortization of servicing assets, is included in other operating income in the consolidated statements of income. Amortization expense was $0.6 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively and $1.7 million and $1.9 million for the nine months ended September 30, 2026 and 2025, respectively.

The fair value of servicing rights was $9.4 million at September 30, 2026, which was determined using discount rates ranging from 11.0% to 20.5% and prepayment speeds ranging from 14.0% to 29.4%, depending on the stratification of the specific right. The fair value of servicing rights was $8.5 million at December 31, 2025, which was determined using discount rates ranging from 9.7% to 18.9% and prepayment speeds ranging from 20.2% to 28.0%, depending on the stratification of the specific right.

Note 5 — Income Taxes

The Company’s income tax expense was $8.5 million and $9.4 million, representing effective tax rates of 26.5% and 29.9% for the three months ended September 30, 2026 and 2025, respectively. The Company’s income tax expense was $24.9 million and $23.0 million, representing effective tax rates of 26.3% and 29.5% for the nine months ended September 30, 2026 and 2025, respectively.

Management concluded that as of both September 30, 2026 and December 31, 2025, a valuation allowance of $1.5 million was appropriate against certain state net operating loss carry forwards. For all other deferred tax assets, management believed it was more likely than not that these deferred tax assets will be realized principally through future taxable income and reversal of existing taxable temporary differences. Net deferred tax assets were $37.2 million and $37.4 million as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026, the Company was subject to examination by federal and various state tax authorities for the years ended December 31, 2021 through 2024. During the nine months ended September 30, 2026, there were no material changes to the Company’s uncertain tax positions. The Company does not expect its unrecognized tax positions to change significantly over the next twelve months.

Note 6 — Goodwill

The Company had goodwill with a carrying amount of $11.0 million at September 30, 2026 and December 31, 2025. The Company performed an impairment analysis in the third quarter of 2026 and determined there was no impairment as of September 30, 2026. No triggering event occurred as of, or subsequent to September 30, 2026, that would require a reassessment of goodwill.

Note 7 — Deposits

The scheduled maturities of time deposits are as follows for the periods indicated:

	Time Deposits More Than $250,000	Other Time Deposits	Total
	(in thousands)
At September 30, 2026
2026	$522,758	$523,159	$1,045,917
2027	725,650	841,858	1,567,508
2028	—	17,362	17,362
2029	—	527	527
2030 and thereafter	269	556	825
Total	$1,248,677	$1,383,462	$2,632,139

At December 31, 2025
2026	$1,136,877	$1,285,988	$2,422,865
2027	390	62,900	63,290
2028	—	16,473	16,473
2029	—	183	183
2030 and thereafter	269	341	610
Total	$1,137,536	$1,365,885	$2,503,421

Included in time deposits more than $250,000 were State of California time deposits of $181.3 million and $150.8 million at September 30, 2026 and December 31, 2025, respectively. Included in other time deposits were brokered deposits of $86.9 million and $88.5 million at September 30, 2026 and December 31, 2025, respectively.

Accrued interest payable on deposits was $28.1 million and $34.8 million at September 30, 2026 and December 31, 2025, respectively. Total deposits reclassified to loans due to overdrafts at September 30, 2026 and December 31, 2025 were $1.6 million and $2.4 million, respectively.

Note 8 — Borrowings and Subordinated Debentures

Borrowings consisted of FHLB advances, which represent collateralized obligations with the FHLB. FHLB advances allow for open basis (no maturity) borrowing or term borrowing. Borrowing terms can be overnight or for finite periods of time. The following is a summary of contractual maturities of FHLB advances:

	September 30, 2026		December 31, 2025
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(dollars in thousands)
Open advances	$—	—%	$—	—%
Advances due within 12 months	—	—	150,000	4.02
Advances due over 12 months through 24 months	—	—	—	—
Outstanding advances	$—	—%	$150,000	4.02%

The following is financial data pertaining to FHLB advances:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Weighted-average interest rate at end of period	0.00%	4.02%
Weighted-average interest rate during the period[1]	3.96%	4.52%
Average balance of FHLB advances[1]	$27,747	$82,390
Maximum amount outstanding at any month-end	$—	$150,000

(1)
During the nine months ended September 30, 2026 and twelve months ended December 31, 2025

We had loans pledged to the FHLB as collateral with carrying values of $2.30 billion and $2.40 billion as of September 30, 2026 and December 31, 2025, respectively. The total borrowing capacity available from pledged collateral was $1.70 billion and $1.76 billion at September 30, 2026 and December 31, 2025, respectively. The remaining available borrowing capacity from pledged collateral was $1.52 billion and $1.46 billion at September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, borrowing capacity was reduced by $180.0 million in FHLB letters of credit, which were collateral for public fund deposits from the State of California. As of December 31, 2025, the borrowing capacity reduction was $150.0 million for the same purpose.

We also had loans pledged as collateral to the Federal Reserve Bank of San Francisco Discount Window with carrying values of $1.19 billion and $528.1 million as of September 30, 2026 and December 31, 2025, respectively. The borrowing capacity available through the Discount Window based on pledged loans was $833.5 million and $424.5 million as of September 30, 2026 and December 31, 2025, respectively. There was no balance outstanding as of September 30, 2026 or December 31, 2025.

There was no interest expense on FHLB advances for the three months ended September 30, 2026. There was $0.3 million of interest expense on FHLB advances for the three months ended September 30, 2025. Interest expense on FHLB advances for the nine months ended September 30, 2026 and 2025 was $0.8 million and $3.0 million, respectively.

On July 30, 2026, the Company issued $55.0 million of 6.50% Fixed-to-Floating Subordinated Notes (“2036 Notes”) with a maturity date of July 31, 2036. The 2036 Notes have an initial fixed interest rate of 6.50% per annum, payable semiannually in arrears on January 31 and July 31 of each year, up to but excluding July 31, 2031. From July 31, 2031 and thereafter, the 2036 Notes will bear interest at a floating rate per annum equal to the three-month SOFR plus 234 basis points, payable quarterly in arrears on January 31, April 30, July 31, and October 31 of each year. If the then-current three-month SOFR is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance costs of $0.9 million are being amortized through the 2036 Notes’ maturity date. At September 30, 2026, the balance of the 2036 Notes included in the Company’s consolidated balance sheets, net of issuance costs, was $54.1 million.

On September 1, 2026, the Company redeemed all $110.0 million of its Fixed-to-Floating Subordinated Notes (“2031 Notes”), which were originally issued on August 20, 2021 with a maturity date of September 1, 2031. The 2031 Notes had an initial fixed interest rate of 3.75% per annum, payable semiannually in arrears on March 1 and September 1 of each year, up to but excluding September 1, 2026. From and including September 1, 2026 and thereafter, the 2031 Notes would have borne interest at a floating rate per annum equal to the three-month SOFR plus 310 basis points, payable quarterly in arrears. This redemption resulted in the recognition of the unamortized debt issuance costs of $1.1 million, which is included in other operating expenses on the consolidated statements of income. Prior to the redemption, debt issuance costs were being amortized through the 2031 Notes’ maturity date. At December 31, 2025, the balance of the 2031 Notes included in the Company’s consolidated balance sheets, net of issuance costs, was $108.7 million.

The Company assumed Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) as a result of an acquisition in 2014 with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount is being amortized to interest expense through the debentures’ maturity date of March 15, 2036. A trust was formed in 2005, which issued $26.0 million of Trust Preferred Securities (“TPS”) at a 6.26% fixed rate for the first five years and a variable rate of three-month LIBOR plus 140 basis points thereafter and invested the proceeds in the Subordinated Debentures. Beginning September 15, 2023, the variable rate on the TPS changed to three-month SOFR plus 166 basis points, representing the credit spread of 140 basis points and a 26 basis point adjustment to convert three-month LIBOR to three-month SOFR. On September 15, 2026, the Company purchased an interest rate cap to hedge the interest rate risk on the Subordinated Debentures. See Note 15 - Derivatives and Hedging Activities for details.

The rate on the TPS at September 30, 2026 was 5.56%. The Company may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. At September 30, 2026 and December 31, 2025, the balance of Subordinated Debentures, net of discount of $4.0 million and $4.3 million, was $22.8 million and $22.5 million, respectively. These amounts do not reflect the consolidation of Hanmi Financial Corporation’s $0.8 million investment in the trust that issued the TPS. On a consolidated basis, the balance of Subordinated Debentures, net of discount, was $22.0 million and $21.7 million at September 30, 2026 and December 31, 2025, respectively. Amortization of the discount was $108,000 and $104,000 for the three months ended September 30, 2026 and 2025, respectively, and $316,000 and $328,000 for the nine months ended September 30, 2026 and 2025, respectively.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands, except per share and unit amounts)
Basic EPS
Net income	$23,683	$22,061	$69,745	$54,850
Less: income allocated to unvested restricted stock	164	176	510	450
Income allocated to common shares	$23,519	$21,885	$69,235	$54,400
Weighted-average shares for basic EPS	29,388,692	29,830,475	29,509,964	29,905,265
Basic EPS (1)	$0.80	$0.73	$2.35	$1.82

Effect of dilutive PSUs	181,166	50,390	180,088	50,101

Diluted EPS
Income allocated to common shares	$23,519	$21,885	$69,235	$54,400
Weighted-average shares for diluted EPS	29,569,858	29,880,865	29,690,052	29,955,366
Diluted EPS (1)	$0.80	$0.73	$2.33	$1.82

(1)
Per share amounts may not be able to be recalculated using net income and weighted-average shares presented above due to rounding.

There were no options outstanding during the nine months ended September 30, 2026. On a weighted-average basis, options to purchase 2,000 shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2025 because their effect would have been anti-dilutive. Options with an exercise price greater than the average market price of the common shares are considered anti-dilutive. There were no anti-dilutive unvested PSUs outstanding for the nine months ended September 30, 2026 or 2025.

During the nine months ended September 30, 2026, 57,754 PSUs were awarded to executive officers from the 2021 Equity Compensation Plan, with a fair value of $1.5 million on the grant date of March 13, 2026. These units have a three-year cliff vesting period and include dividend equivalent rights. During the nine months ended September 30, 2025, 53,509 PSUs were awarded to executive officers from the 2021 Equity Compensation Plan, with a fair value of $1.2 million on the grant date of March 26, 2025. These units also have a three-year cliff vesting period and include dividend equivalent rights. Total PSUs outstanding as of September 30, 2026 were 197,417 with an aggregate grant fair value of $3.8 million. Total PSUs outstanding as of September 30, 2025 were 191,804 with an aggregate grant fair value of $3.5 million.

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

At September 30, 2026, the Bank’s capital ratios exceeded the minimum requirements for the Bank to be considered “well capitalized” and the Company exceeded all of its applicable minimum regulatory capital ratio requirements.

A capital conservation buffer of 2.5% must be met to avoid limitations on the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. The Bank’s capital conservation buffer was 6.30% and 6.25% and the Company’s capital conservation buffer was 6.43% and 6.37% as of September 30, 2026 and December 31, 2025, respectively.

The capital ratios of Hanmi Financial and the Bank as of September 30, 2026 and December 31, 2025 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2026
Total capital (to risk-weighted assets):
Hanmi Financial	$997,427	14.43%	$552,920	8.00%	N/A	N/A
Hanmi Bank	$988,393	14.30%	$552,950	8.00%	$691,187	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$869,774	12.58%	$414,690	6.00%	N/A	N/A
Hanmi Bank	$915,740	13.25%	$414,712	6.00%	$552,950	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$847,732	12.27%	$311,017	4.50%	N/A	N/A
Hanmi Bank	$915,740	13.25%	$311,034	4.50%	$449,272	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$869,774	10.82%	$321,431	4.00%	N/A	N/A
Hanmi Bank	$915,740	11.43%	$320,381	4.00%	$400,476	5.00%

December 31, 2025
Total capital (to risk-weighted assets):
Hanmi Financial	$1,020,898	15.06%	$542,150	8.00%	N/A	N/A
Hanmi Bank	$965,543	14.25%	$542,197	8.00%	$677,747	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$838,150	12.37%	$406,612	6.00%	N/A	N/A
Hanmi Bank	$892,795	13.17%	$406,648	6.00%	$542,197	8.00%
Common equity Tier 1 capital (to risk-weighted assets)
Hanmi Financial	$816,424	12.05%	$304,959	4.50%	N/A	N/A
Hanmi Bank	$892,795	13.17%	$304,986	4.50%	$440,535	6.50%
Tier 1 capital (to average assets):
Hanmi Financial	$838,150	10.70%	$313,270	4.00%	N/A	N/A
Hanmi Bank	$892,795	11.47%	$311,425	4.00%	$389,281	5.00%

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

Loans held for sale - Loans held for sale includes the guaranteed portion of SBA 7(a) loans carried at the lower of cost or fair value. Management obtains quotes, bids or pricing indication sheets on all or part of the loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At September 30, 2026 and December 31, 2025, the SBA 7(a) loans held for sale were recorded at their cost. We record SBA 7(a) loans held for sale at fair value on a nonrecurring basis with Level 2 inputs. Loans held for sale also includes certain residential mortgage loans carried at the lower of cost or fair value, based upon bids from the purchasing institution. At September 30, 2026, loans held for sale also included an $18.0 million commercial real estate loan.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2026 and December 31, 2025, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Total Fair Value
	(in thousands)
September 30, 2026
Assets:
Securities available for sale:
U.S. Treasury securities	$225,051	$—	$—	$225,051
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	333,547	—	333,547
Mortgage-backed securities - commercial	—	63,814	—	63,814
Collateralized mortgage obligations	—	151,059	—	151,059
Other U.S. government agency obligations	—	34,083	—	34,083
Total U.S. government agency and sponsored agency obligations	—	582,503	—	582,503
Municipal bonds-tax exempt	—	61,945	—	61,945
Total securities available for sale	$225,051	$644,448	$—	$869,499
Derivative financial instruments	$—	$4,397	$—	$4,397

Liabilities:
Derivative financial instruments	$—	$3,138	$—	$3,138

December 31, 2025
Assets:
Securities available for sale:
U.S. Treasury securities	$128,710	$—	$—	$128,710
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	373,408	—	373,408
Mortgage-backed securities - commercial	—	60,572	—	60,572
Collateralized mortgage obligations	—	183,955	—	183,955
Other U.S. government agency obligations	—	65,954	—	65,954
Total U.S. government agency and sponsored agency obligations	—	683,889	—	683,889
Municipal bonds-tax exempt	—	68,025	—	68,025
Total securities available for sale	$128,710	$751,914	$—	$880,624
Derivative financial instruments	$—	$2,719	$—	$2,719

Liabilities:
Derivative financial instruments	$—	$2,568	$—	$2,568

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of September 30, 2026 and December 31, 2025, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 1	Level 2	Level 3
			Significant
			Observable
		Quoted Prices in	Inputs With No
		Active Markets	Active Market	Significant
		for Identical	With Identical	Unobservable
	Total	Assets	Characteristics	Inputs
	(in thousands)
September 30, 2026
Assets:
Collateral dependent loans (1)	$46,870	$—	$—	$46,870
Commercial real estate loans held for sale	18,011	$—	18,011	—
Residential mortgage loans held for sale	2,211	—	—	2,211
Other real estate owned	1,084	—	—	1,084
Repossessed personal property	293	—	—	293

December 31, 2025
Assets:
Collateral dependent loans (1)	$12,539	$—	$—	$12,539
Other real estate owned	1,980	—	—	1,980
Repossessed personal property	588	—	—	588

(1)
Consisted entirely of real estate loans.

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at September 30, 2026 and December 31, 2025:

	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
September 30, 2026
Collateral dependent loans:
Real estate loans:
Commercial property
Other	$46,870	Income approach	Adjustments to expected cash flows	(2)% to 3% / 0%	(1)

Residential mortgage loans held for sale	$2,211	Income approach	Adjustments to expected cash flows	(2)% to 1% / (1)%	(2)

Other real estate owned	$1,084	Market approach	Adjustments to market data	(13)% to 1% / (5)%	(1)

Repossessed personal property	$293	Market approach	Adjustments to market data	N/A	(3)

December 31, 2025
Collateral dependent loans:
Real estate loans:
Commercial property
Retail	$596	Market approach	Adjustments to market data	(26)% to 20% / (8)%	(1)
Office	10,159	Market approach	Adjustments to market data	(26)% to (4)% / (14)%	(1)
Other	671	Market approach	Adjustments to market data	(6)% to 1% / (3)%	(1)
Residential	1,113	Market approach	Adjustments to market data	(13)% to 1% / (5)%	(1)
Total loans	$12,539

Other real estate owned	$1,980	Market approach	Adjustments to market data	(10)% to 5% / 0%	(1)

Repossessed personal property	$588	Market approach	Adjustments to market data	N/A	(3)

(1)
Appraisal reports utilize a combination of valuation techniques including a market approach, where prices and other relevant information generated by market transactions involving similar or comparable properties are used to determine the appraised value. Appraisals may include an ‘as is’ and ‘upon completion’ valuation scenarios. Adjustments are routinely made in the appraisal process by third-party appraisers to adjust for differences between the comparable sales and income data. Adjustments also result from the consideration of relevant economic and demographic factors with the potential to affect property values. Prospective values are based on the market conditions that exist at the date of inspection combined with informed forecasts based on current trends in supply and demand for the property types under appraisal. Positive adjustments disclosed in this table represent increases to the sales comparison and negative adjustments represent decreases.

(2)
Estimated principal loss range of (1.7)% to (1.8)%; other adjustments range of (1.1)% to 1.3%. Estimated principal losses are based on the probability of default multiplied by the estimated loss given default. Other adjustments include interest rate, prepayment, liquidity, and market participant risk premium.

(3)
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

Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), among other provisions, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Other than certain financial instruments for which we had concluded that the carrying amounts approximate fair value, the fair value estimates shown below were based on an exit price notion as of September 30, 2026, as required by Topic 825. The financial instruments for which we had concluded that the carrying amounts approximate fair value include cash and due from banks, accrued interest receivable and payable, and noninterest-bearing deposits.

The estimated fair values of financial instruments were as follows:

	September 30, 2026
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$348,576	$348,576	$—	$—
Securities available for sale	869,499	225,051	644,448	—
Loans held for sale	31,242	—	31,506	—
Loans, net of allowance for credit losses	6,497,891	—	—	6,516,734
Accrued interest receivable	25,404	25,404	—	—
Derivative financial instruments	4,397	—	4,397	—

Financial liabilities:
Interest-bearing deposits	$4,909,714	$—	$—	$4,901,854
Borrowings and subordinated debentures	76,147	—	—	76,402
Accrued interest payable	28,131	28,131	—	—
Derivative financial instruments	3,138	—	3,138	—

	December 31, 2025
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and due from banks	$212,841	$212,841	$—	$—
Securities available for sale	880,624	128,710	751,914	—
Loans held for sale	7,403	—	7,715	—
Loans, net of allowance for credit losses	6,493,465	—	—	6,532,980
Accrued interest receivable	24,466	24,466	—	—
Derivative financial instruments	2,719	—	2,719	—

Financial liabilities:
Interest-bearing deposits	$4,662,438	$—	$—	$4,664,018
Borrowings and subordinated debentures	280,463	—	149,761	137,296
Accrued interest payable	34,783	34,783	—	—
Derivative financial instruments	2,568	—	2,568	—

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

Loans, net of allowance for credit losses – The fair value of loans is estimated based on the discounted cash flow approach. To estimate the fair value of the loans, certain loan characteristics such as account types, remaining terms, annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances are considered. Additionally, the Company’s prior charge-off rates and loss ratios as well as various other assumptions relating to credit, interest, and prepayment risks are used as part of valuing the loan portfolio. Subsequently, the loans were individually evaluated by sorting and pooling them based on loan types, credit risk grades, and payment types. Consistent with the requirements of ASU 2016-01, the fair value of the Company’s loans is considered to be an exit price notion as of September 30, 2026 (Level 3).

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

Derivative financial instruments – The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

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

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of September 30, 2026, the Bank was obligated on $180.0 million of letters of credit to the FHLB of San Francisco, which were being used as collateral for $181.3 million in public fund deposits from the State of California.

The following table shows the distribution of total loan commitments as of the dates indicated:

	September 30,	December 31,
	2026	2025
	(in thousands)
Unused commitments to extend credit	$990,715	$930,122
Standby letters of credit	219,154	163,071
Commercial letters of credit	24,410	5,761
Total commitments	$1,234,279	$1,098,954

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

Activity in the allowance for credit losses related to off-balance sheet items was as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)
Balance at beginning of period	$1,993	$2,506	$2,349	$2,074
Credit loss expense (recovery)	(150)	(399)	(506)	33
Balance at end of period	$1,843	$2,107	$1,843	$2,107

Note 13 — Leases

The Company enters into leases in the normal course of business primarily for bank branch offices, back-office operations locations, business development offices, information technology data centers and information technology equipment. At September 30, 2026, the Company’s leases had remaining terms ranging from one month to eight years, some of which include renewal or termination options to extend the lease for up to ten years.

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

As of September 30, 2026, the outstanding balances for our right-of-use asset and lease liability were $30.8 million and $34.8 million, respectively. As of December 31, 2025, the outstanding balances of the right-of-use asset and lease liability were $32.0 million and $36.0 million, respectively. The right-of-use asset is reported in prepaid expenses and other assets, and the lease liability is reported in accrued expenses and other liabilities on the consolidated balance sheets.

In determining the discount rates, since most of our leases do not provide an implicit rate, we used our incremental borrowing rate provided by the FHLB of San Francisco based on the information available at the commencement date to calculate the present value of lease payments.

At September 30, 2026, future minimum rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Amount
(in thousands)
2026	$2,194
2027	8,582
2028	8,074
2029	7,306
2030	5,554
Thereafter	6,619
Remaining lease commitments	38,329
Interest	(3,490)
Present value of lease liability	$34,839

Net lease expense recognized for the three months ended September 30, 2026 and 2025 was $2.4 million and $2.4 million, respectively. Net lease expense recognized for the nine months ended September 30, 2026 and 2025 was $7.1 million and $7.1 million, respectively. Sublease income was less than one hundred thousand dollars for both periods.

Weighted average remaining lease terms for the Company’s operating leases were 4.92 years and 5.59 years as of September 30, 2026 and December 31, 2025, respectively. Weighted average discount rates used for the Company’s operating leases were 3.88% and 3.85% as of September 30, 2026 and December 31, 2025, respectively.

Cash paid and included in cash flows from operating activities for amounts used in the measurement of the lease liability of the Company’s operating leases was $2.1 million and $2.1 million for the three months ended September 30, 2026 and 2025, respectively, and $6.3 million and $6.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 14 — Liquidity

Hanmi Financial

As of September 30, 2026, Hanmi Financial had $4.4 million in cash on deposit with its bank subsidiary and $4.0 million of U.S. Treasury securities at fair value. As of December 31, 2025, the Company had $8.8 million in cash on deposit with its bank subsidiary and $46.2 million of U.S. Treasury securities at fair value. Management believes that Hanmi Financial, on a stand-alone basis, had adequate liquid assets to meet its current debt obligations.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of its customers who wish either to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source are deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances, brokered deposits, and State of California time deposits. As of September 30, 2026, the Bank had no outstanding FHLB advances. As of December 31, 2025, the Bank had $150.0 million of outstanding FHLB advances. The Bank had $86.9 million and $88.5 million of brokered deposits at September 30, 2026 and December 31, 2025, respectively, and $181.3 million and $150.8 million of State of California time deposits at September 30, 2026 and December 31, 2025, respectively.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30% of its assets. As of September 30, 2026 and December 31, 2025, the total borrowing capacity, based on pledged collateral was $1.70 billion and $1.76 billion, respectively, while the remaining available borrowing capacity was $1.52 billion and $1.46 billion, respectively.

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

As a means of augmenting its liquidity, the Bank also had an available borrowing source of $833.5 million from the Federal Reserve Bank of San Francisco Discount Window, to which the Bank pledged loans with a carrying value of $1.19 billion, with no borrowings outstanding as of September 30, 2026. At December 31, 2025, the available borrowing capacity through the Federal Reserve Bank of San Francisco Discount Window was $424.5 million on pledged loans with carrying values of $528.1 million, with no borrowings outstanding. The Bank maintains other sources of liquidity, including a line of credit for repurchase agreements up to $100.0 million and four unsecured federal funds lines of credit totaling $140.0 million. These sources had no outstanding balances as of September 30, 2026 or December 31, 2025.

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to add stability to interest income and interest expense by managing its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps and caps as part of its interest rate risk management strategy.

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives are used to hedge the cash flows associated with variable-rate assets and liabilities. During the third quarter of 2026, the Company entered into a $180.0 million notional interest rate swap, designated as a cash flow hedge, with an effective date of December 15, 2026 and a maturity date of December 15, 2028. The interest rate swap hedges against fluctuations in interest rates upon the semiannual renewal of time deposits from the State of California, which totaled $181.3 million at September 30, 2026. The variable leg of the swap is indexed to overnight SOFR. Within the next twelve months, the Company estimates that $0.1 million will be reclassified as a reduction to interest expense as it relates to the interest rate swap.

Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. Such derivatives are used to hedge the cash flows associated with variable-rate liabilities. During the third quarter of 2026, the Company entered into a $26.0 million notional interest rate cap, designated as a cash flow hedge, with an effective date of September 15, 2026 and a maturity date of September 15, 2028. The interest rate cap, which has a benchmark index of three-month term SOFR, hedges against rising interest rates associated with our trust preferred securities. See “Note 8 – Borrowings and Subordinated Debentures” for more details on the Company's trust preferred securities. The interest rate cap includes a contractual strike rate of 4.00%. The Company paid an initial up-front premium of $332 thousand, which is being amortized on a straight-line basis through the maturity date of the interest rate cap. Within the next twelve months, the Company estimates that less than one hundred thousand dollars will be reclassified as a net increase to interest expense as it relates to the interest rate cap.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2026 and December 31, 2025.

As of September 30, 2026	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Back-to-back interest rate swaps related to customer loans	$59,099	Other Assets	$3,164	$59,099	Other Liabilities	$3,138
Total derivatives not designated as hedging instruments			$3,164			$3,138

Derivatives designated as hedging instruments
Pay-fixed interest rate swap related to State of California time deposits	$180,000	Other Assets	$853	$—	Other Liabilities	$—
Interest rate cap related to trust preferred securities	26,000	Other Assets	380	—	Other Liabilities	—
Total derivatives designated as hedging instruments			$1,233			$—

As of December 31, 2025	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Back-to-back interest rate swaps related to customer loans	$61,350	Other Assets	$2,579	$61,350	Other Liabilities	$2,568
Total derivatives not designated as hedging instruments			$2,579			$2,568

Derivatives designated as hedging instruments
Pay-fixed interest rate swaps related to customer loans	$175,000	Other Assets	$140	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$140			$—

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income for the three and nine months ended September 30, 2026 and 2025.

Three Months Ended September 30, 2026
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Pay-fixed interest rate swap related to State of California time deposits	$853	$853	$—	Interest Expense	$—	$—	$—
Interest rate cap related to trust preferred securities	48	48	-	Interest Expense	(2)	-	(2)
Total	$901	$901	$—		$(2)	$—	$(2)

Three Months Ended September 30, 2025
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Pay-fixed interest rate swaps related to customer loans	$(94)	$(94)	$—	Interest Income	$(241)	$(241)	$—
Total	$(94)	$(94)	$—		$(241)	$(241)	$—

Nine Months Ended September 30, 2026
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Pay-fixed interest rate swap related to State of California time deposits	$853	$853	$—	Interest Expense	$—	$—	$—
Interest rate cap related to trust preferred securities	48	48	—	Interest Expense	(2)	—	(2)
Pay-fixed interest rate swaps related to customer loans	(57)	(57)	—	Interest Income	82	82	—
Total	$844	$844	$—		$80	$82	$(2)

Nine Months Ended September 30, 2025
Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Pay-fixed interest rate swaps related to customer loans	$(139)	$(139)	$—	Interest Income	$(734)	$(734)	$—
Total	$(139)	$(139)	$—		$(734)	$(734)	$—

The table below presents the effect of cash flow hedge accounting on the consolidated statements of income for the three and nine months ended September 30, 2026 and 2025.

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationship
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2026		2025		2026		2025
	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
	(in thousands)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$—	$(2)	$(241)	$—	$82	$(2)	$(734)	$—
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income - included component	—	—	(241)	—	82	—	(734)	—

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the three and nine months ended September 30, 2026 and 2025.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
		(in thousands)
Back-to-back interest rate swaps related to customer loans	Other income	$7	$(1)	$14	$(29)
Total		$7	$(1)	$14	$(29)

No fee income was recognized from the Company’s derivative financial instruments for the nine months ended September 30, 2026 or 2025.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2026 and December 31, 2025. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The derivative assets are located within the prepaid and other assets line item on the consolidated balance sheets and the derivative liabilities are located within the accrued expenses and other liabilities line item on the consolidated balance sheets.

Offsetting of Derivative Assets
As of September 30, 2026

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$4,397	$—	$4,397	$—	$3,890	$507

Offsetting of Derivative Liabilities
As of September 30, 2026
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$3,138	$—	$3,138	$—	$—	$3,138

Offsetting of Derivative Assets
As of December 31, 2025
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$2,719	$—	$2,719	$397	$1,938	$384

Offsetting of Derivative Liabilities
As of December 31, 2025
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
Derivatives	$2,568	$—	$2,568	$397	$—	$2,171

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

As of September 30, 2026 and December 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0. As of September 30, 2026 and December 31, 2025, no collateral was provided related to these agreements.

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

The following table presents information reported internally for performance assessment by the chief operating decision maker for the following periods:

	Banking Segment
	Three Months Ended September 30,
	2026	2025
	(in thousands)
Net interest income	$67,570	$61,079
Noninterest income	9,030	9,880
Segment revenues	76,600	70,959
Other revenues	—	—
Total consolidated revenues	76,600	70,959

Less:
Credit loss expense	4,530	2,145
Noninterest expenses	39,849	37,357
Income tax expense	8,538	9,396
Segment net income	23,683	22,061

Reconciliation of profit:
Adjustments and reconciling items	—	—
Consolidated net income	$23,683	$22,061

	Banking Segment
	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net interest income	$194,630	$173,310
Noninterest income	25,917	25,676
Segment revenues	220,547	198,986
Other revenues	—	—
Total consolidated revenues	220,547	198,986

Less:
Credit loss expense	8,608	12,496
Noninterest expenses	117,256	108,689
Income tax expense	24,938	22,951
Segment net income	69,745	54,850

Reconciliation of profit:
Adjustments and reconciling items	—	—
Consolidated net income	$69,745	$54,850

	September 30,	December 31,
	2026	2025
	(in thousands)
Segment assets	$8,043,788	$7,869,185
Other assets	—	—
Consolidated assets	$8,043,788	$7,869,185

Note 17 — Subsequent Events

Cash Dividend

On October 29, 2026, the Company announced that the Board of Directors of the Company declared a quarterly cash dividend of $0.28 per share to be paid on November 25, 2026 to stockholders of record as of the close of business on November 9, 2026.

Note Sale

On November 4, 2026, the Bank completed the sale of the $18.0 million nonperforming commercial real estate loan included in Loans held for sale at the end of the third quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of our results of operations and financial condition as of and for the three and nine months ended September 30, 2026. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the period ended September 30, 2026 (this “Report”).

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
•
inflation and fluctuations in interest rates and the shape of the yield curve that reduce our margins and yields, the fair value of financial instruments, the level of loan originations or prepayments on loans we have made and make, the level of loan sales and the cost we pay to retain and attract deposits and secure other types of funding;
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
•
changes in legislation, regulation, policies, or administrative practices pertaining to rent regulation and any rent freezes, rent guideline determinations, or expanded tenant protections adopted by New York State or New York City that could limit the ability of owners of multi-family properties securing our loans to increase rents or convert rent-regulated units to market-rate units, and the resulting effect on collateral values, borrower cash flows, and our asset quality;

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

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the Notes to the consolidated financial statements in the 2025 Annual Report on Form 10-K. We had no significant changes in our accounting policies since the filing of the 2025 Annual Report on Form 10-K.

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

Results of Operations

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest derived from assets, and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on loans are affected principally by changes to market interest rates, the demand for loans, our loan composition, the supply of money available for lending purposes, and other competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve.

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

	Three Months Ended
	September 30, 2026			September 30, 2025
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans:
Commercial real estate (1)	$4,017,696	$59,167	5.84%	$3,934,476	$56,908	5.74%
Residential mortgage (1)	991,153	13,281	5.36%	1,020,889	13,812	5.37%
Commercial and industrial (1)	1,090,135	19,276	7.02%	904,019	17,593	7.72%
Consumer	5,670	98	6.90%	8,324	156	7.43%
Equipment finance	355,169	6,155	6.93%	436,727	7,222	6.61%
Loans (1)	6,459,823	97,977	6.03%	6,304,435	95,691	6.03%
Securities (2)	966,574	6,819	2.85%	985,888	6,592	2.70%
FHLB stock	16,385	451	10.92%	16,385	357	8.65%
Interest-bearing deposits in other banks	370,575	3,409	3.65%	239,993	2,586	4.27%
Total interest-earning assets	7,813,357	108,656	5.53%	7,546,701	105,226	5.54%

Noninterest-earning assets:
Cash and due from banks	47,625			53,144
Allowance for credit losses	(70,267)			(67,851)
Other assets	265,516			252,039
Total assets	$8,056,231			$7,784,033

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$83,470	$35	0.16%	$86,839	$38	0.17%
Money market and savings	2,159,553	14,680	2.70%	2,122,967	17,238	3.22%
Time deposits	2,657,593	24,556	3.67%	2,494,285	24,968	3.97%
Total interest-bearing deposits	4,900,616	39,271	3.18%	4,704,091	42,244	3.56%
Borrowings	—	—	0.00%	27,772	324	4.63%
Subordinated debentures	132,407	1,815	5.48%	130,766	1,579	4.83%
Total interest-bearing liabilities	5,033,023	41,086	3.24%	4,862,629	44,147	3.60%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	2,034,788			1,960,331
Other liabilities	126,211			142,592
Stockholders’ equity	862,209			818,481
Total liabilities and stockholders’ equity	$8,056,231			$7,784,033

Net interest income		$67,570			$61,079

Cost of deposits (3)			2.25%			2.51%
Net interest spread (taxable equivalent basis) (4)			2.29%			1.94%
Net interest margin (taxable equivalent basis) (5)			3.44%			3.22%

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

The average balance of interest-earning assets increased 3.5%, or $266.7 million, to $7.81 billion for the three months ended September 30, 2026, from $7.55 billion for the three months ended September 30, 2025, primarily due to growth of $186.1 million in the average balance of commercial and industrial loans and growth of $130.6 million in the average balance of interest-bearing deposits in other banks, partially offset by an $81.6 million decrease in the average balance of equipment finance agreements. The average balance of interest-bearing liabilities increased 3.5%, or $170.4 million, to $5.03 billion for the three months ended September 30, 2026, compared with $4.86 billion for the three months ended September 30, 2025, primarily due to a $163.3 million increase in the average balance of time deposits.

Net interest margin, on a taxable equivalent basis, increased 22 basis points to 3.44% for the three months ended September 30, 2026, from 3.22% for the same period in 2025. This increase was primarily due to a decline in the cost of interest-bearing liabilities of 36 basis points to 3.24% for the three months ended September 30, 2026, from 3.60% for the same period in 2025, due to the decline in interest rates.

The table below shows changes in interest income and interest expense and the amounts attributable to variations in interest rates and volumes for the periods indicated. Simultaneous volume and rate effects have been allocated proportionally to the respective volume and rate variances based on their absolute dollar amounts.

	Three Months Ended September 30, 2026 vs. September 30, 2025
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans (1)	$2,608	$(322)	$2,286
Securities (2)	(32)	259	227
FHLB stock	—	94	94
Interest-bearing deposits in other banks	1,406	(583)	823
Total interest and dividend income	3,982	(552)	3,430

Interest expense:
Demand: interest-bearing	$(1)	$(2)	$(3)
Money market and savings	297	(2,855)	(2,558)
Time deposits	1,635	(2,047)	(412)
Borrowings	(324)	—	(324)
Subordinated debentures	20	216	236
Total interest expense	1,627	(4,688)	(3,061)
Change in net interest income	$2,355	$4,136	$6,491

(1)
Loans include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans are included in the average loans balance.
(2)
Securities average yield is calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.

Net interest income increased 10.6%, or $6.5 million, to $67.6 million for the three months ended September 30, 2026 from $61.1 million for the three months ended September 30, 2025. This increase was primarily due to a $4.7 million effect from a decrease in interest rates on liabilities and a $4.0 million effect from an increase in the average balance of interest-earning assets, partially offset by a $1.6 million effect from an increase in the average balance of interest-bearing liabilities.

The $4.7 million impact from the decrease in interest rates on liabilities was primarily driven by money market and savings accounts and time deposits, which increased net interest income by $2.9 million and $2.0 million, respectively, for the three months ended September 30, 2026, compared with the same period in 2025. The $4.0 million volume-driven increase in interest income on interest-earning assets was primarily due to a higher average balance of loans. The $1.6 million offsetting increase in interest expense was due to the $1.6 million impact of a higher average balance of time deposits.

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

	Nine Months Ended
	September 30, 2026			September 30, 2025
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets:
Loans:
Commercial real estate (1)	$3,989,706	$172,248	5.77%	$3,950,295	$168,156	5.69%
Residential mortgage (1)	1,009,483	40,827	5.39%	990,848	39,816	5.37%
Commercial and industrial (1)	1,060,241	53,712	6.77%	840,404	48,051	7.64%
Consumer	5,560	274	6.58%	7,673	414	7.21%
Equipment finance	380,434	19,590	6.87%	461,770	22,731	6.56%
Loans (1)	6,445,424	286,651	5.94%	6,250,990	279,168	5.97%
Securities (2)	946,309	19,115	2.72%	993,730	19,022	2.58%
FHLB stock	16,385	1,501	12.25%	16,385	1,071	8.74%
Interest-bearing deposits in other banks	255,357	6,863	3.59%	205,663	6,554	4.26%
Total interest-earning assets	7,663,475	314,130	5.48%	7,466,768	305,815	5.48%

Noninterest-earning assets:
Cash and due from banks	49,669			53,596
Allowance for credit losses	(69,937)			(69,233)
Other assets	256,302			250,485
Total assets	$7,899,509			$7,701,616

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Demand: interest-bearing	$80,070	$96	0.16%	$82,533	$95	0.15%
Money market and savings	2,093,315	41,302	2.64%	2,090,118	51,016	3.26%
Time deposits	2,609,354	72,385	3.71%	2,425,309	73,616	4.06%
Total interest-bearing deposits	4,782,739	113,783	3.18%	4,597,960	124,727	3.63%
Borrowings	27,985	830	3.96%	88,561	3,032	4.58%
Subordinated debentures	131,222	4,887	4.97%	130,788	4,746	4.84%
Total interest-bearing liabilities	4,941,946	119,500	3.23%	4,817,309	132,505	3.68%

Noninterest-bearing liabilities and equity:
Demand deposits: noninterest-bearing	1,978,909			1,930,659
Other liabilities	127,056			142,425
Stockholders’ equity	851,598			811,223
Total liabilities and stockholders’ equity	$7,899,509			$7,701,616

Net interest income		$194,630			$173,310

Cost of deposits (3)			2.25%			2.55%
Net interest spread (taxable equivalent basis) (4)			2.25%			1.80%
Net interest margin (taxable equivalent basis) (5)			3.40%			3.11%

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

The average balance of interest-earning assets increased 2.6%, or $196.7 million, to $7.66 billion for the nine months ended September 30, 2026, from $7.47 billion for the nine months ended September 30, 2025, primarily due to growth of $219.8 million in the average balance of commercial and industrial loans. The average balance of interest-bearing liabilities increased $124.6 million, or 2.6%, to $4.94 billion for the nine months ended September 30, 2026, compared with $4.82 billion for the nine months ended September 30, 2025, primarily due to a $184.0 million increase in the average balance of time deposits.

Net interest margin, on a taxable equivalent basis, increased 29 basis points to 3.40% for the nine months ended September 30, 2026, from 3.11% for the same period in 2025. This increase was primarily due to a decline in the cost of interest-bearing liabilities of 45 basis points to 3.23% for the nine months ended September 30, 2026, from 3.68% for the same period in 2025, due to the decline in interest rates.

The table below shows changes in interest income and interest expense and the amounts attributable to variations in interest rates and volumes for the periods indicated. Simultaneous volume and rate effects have been allocated proportionally to the respective volume and rate variances based on their absolute dollar amounts.

	Nine Months Ended September 30, 2026 vs. September 30, 2025
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(in thousands)
Interest and dividend income:
Loans (1)	$8,744	$(1,261)	$7,483
Securities (2)	(681)	774	93
FHLB stock	—	430	430
Interest-bearing deposits in other banks	1,584	(1,275)	309
Total interest and dividend income	9,647	(1,332)	8,315

Interest expense:
Demand: interest-bearing	$(3)	$4	$1
Money market and savings	78	(9,792)	(9,714)
Time deposits	5,586	(6,817)	(1,231)
Borrowings	(2,076)	(126)	(2,202)
Subordinated debentures	16	125	141
Total interest expense	3,601	(16,606)	(13,005)
Change in net interest income	$6,046	$15,274	$21,320

(1)
Loans include loans held for sale and exclude the allowance for credit losses. Nonaccrual loans are included in the average loans balance.
(2)
Securities average yield is calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.

Net interest income increased 12.3%, or $21.3 million, to $194.6 million for the nine months ended September 30, 2026 from $173.3 million for the nine months ended September 30, 2025. This increase was primarily due to a $16.6 million effect from a decrease in interest rates on liabilities and an $8.7 million effect from an increase in the average balance of loans, partially offset by a $3.6 million impact from an increase in the average balance of interest-bearing liabilities.

The $16.6 million effect from the decrease in interest rates on liabilities was primarily driven by money market and savings accounts and time deposits, which increased net interest income by $9.8 million and $6.8 million, respectively, for the nine months ended September 30, 2026, compared with the same period in 2025. The $8.7 million volume-driven increase in interest income on loans was primarily due to a higher average balance of commercial and industrial loans, partially offset by a decline in the average balance of equipment financing agreements. The $3.6 million offsetting increase in interest expense was primarily due to a $5.6 million impact of a higher average balance of time deposits, partially offset by a lower average balance of borrowings.

Credit Loss Expense

For the third quarter of 2026, the Company recorded $4.5 million of credit loss expense, comprising a $4.7 million provision for loan losses and a $0.2 million recovery for off-balance sheet items. For the same period in 2025, the Company recorded $2.1 million of credit loss expense, comprising a $2.5 million provision for loan losses that was partially offset by a $0.4 million recovery recorded for off-balance sheet items. The $2.2 million increase in the provision for loan losses was primarily due to higher net charge-offs, which were $4.3 million for the three months ended September 30, 2026, compared with $0.5 million in net recoveries for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, the Company recorded $8.6 million of credit loss expense, comprising a $9.1 million provision for loan losses and a $0.5 million recovery for off-balance sheet items. For the same period in 2025, the Company recorded $12.5 million of credit loss expense, comprised of a $12.5 million provision for loan losses. The $3.4 million decrease in the provision for loan losses was primarily due to lower net charge-offs, which were $8.2 million for the nine months ended September 30, 2026 and $12.8 million for the nine months ended September 30, 2025.

See also “Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	Percent
	(dollars in thousands)
Service charges on deposit accounts	$2,080	$2,160	$(80)	(3.7)%
Trade finance and other service charges and fees	1,892	1,551	341	22.0
Servicing income	958	924	34	3.7
Bank-owned life insurance (“BOLI”) income	320	1,259	(939)	(74.6)
All other operating income	1,352	973	379	39.0
Service charges, fees & other	6,602	6,867	(265)	(3.9)
Gain on sale of SBA loans	2,284	1,857	427	23.0
Gain on sale of residential mortgage loans	279	1,156	(877)	(75.9)
Loss on sale of securities	(135)	—	(135)	—
Total noninterest income	$9,030	$9,880	$(850)	(8.6)%

Noninterest income decreased 8.6%, or $0.9 million, to $9.0 million for the three months ended September 30, 2026 from $9.9 million for the three months ended September 30, 2025. The decrease was due to a $0.9 million decrease in BOLI income due to lower death benefits and a $0.9 million decrease in gain on the sale of residential mortgage loans due to a lower volume of loans sold, partially offset by a $0.4 million increase in gain on sale of SBA loans due to higher trade premiums.

During the three months ended September 30, 2026, the Company sold $34.0 million of SBA loans, recognizing a net gain of $2.3 million and trade premiums of 8.10%, compared with $32.6 million of SBA loans sold for a net gain of $1.9 million and trade premiums of 6.95% for the three months ended September 30, 2025. The Company sold $13.4 million of residential mortgage loans for a net gain of $0.3 million and trade premiums of 1.83% for the three months ended September 30, 2026. The Company sold $67.8 million of residential mortgage loans for a net gain of $1.2 million and trade premiums of 2.42% for the three months ended September 30, 2025.

	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	Percent
	(dollars in thousands)
Service charges on deposit accounts	$6,309	$6,546	$(237)	(3.6)%
Trade finance and other service charges and fees	5,295	4,409	886	20.1
Servicing income	2,783	2,410	373	15.5
Bank-owned life insurance (“BOLI”) income	1,729	2,276	(547)	(24.0)
All other operating income	3,110	2,686	424	15.8
Service charges, fees & other	19,226	18,327	899	4.9
Gain on sale of SBA loans	5,705	6,018	(313)	(5.2)
Gain on sale of residential mortgage loans	1,121	1,331	(210)	(15.8)
Loss on sale of securities	(135)	—	(135)	—
Total noninterest income	$25,917	$25,676	$241	0.9%

Noninterest income increased 0.9%, or $0.2 million, to $25.9 million for the nine months ended September 30, 2026 from $25.7 million for the nine months ended September 30, 2025. The increase was due to a $0.9 million increase in trade finance and other service charges and fees due primarily to the issuance of higher value letters of credit and a $0.4 million increase in all other operating income due primarily to higher loan servicing income, partially offset by a $0.5 million decrease in BOLI income due to lower death benefit proceeds, a $0.3 million decrease in gain on sale of SBA loans, and a $0.2 million decrease in gain on sale of residential mortgage loans.

During the nine months ended September 30, 2026, the Company sold $87.4 million of SBA loans, recognizing a net gain of $5.7 million and trade premiums of 7.97%, compared with $100.2 million of SBA loans sold for a net gain of $6.0 million and trade premiums of 7.46% for the nine months ended September 30, 2025. The Company sold $75.8 million of residential mortgage loans for a net gain of $1.1 million and trade premiums of 2.18% for the nine months ended September 30, 2026, compared with $77.9 million of residential mortgage loans sold for a net gain of $1.3 million and trade premiums of 2.43% for the nine months ended September 30, 2025.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	Percent
	(dollars in thousands)
Salaries and employee benefits	$23,334	$22,163	$1,171	5.3%
Occupancy and equipment	4,529	4,507	22	0.5
Data processing	4,706	3,860	846	21.9
Professional fees	1,696	1,978	(282)	(14.3)
Supplies and communications	489	423	66	15.6
Advertising and promotion	728	712	16	2.2
All other operating expenses	3,227	3,665	(438)	(12.0)
Subtotal	38,709	37,308	1,401	3.8
Other real estate owned expense (income)	(22)	17	(39)	(229.4)
Repossessed personal property expense	35	32	3	9.4
Subordinated debt redemption	1,127	—	1,127	—
Total noninterest expense	$39,849	$37,357	$2,492	6.7%

Noninterest expense increased 6.7%, or $2.5 million, to $39.8 million for the three months ended September 30, 2026 from $37.4 million for the three months ended September 30, 2025. The increase was mainly attributed to a $1.2 million increase in salaries and employee benefits due to annual merit increases, a $1.1 million increase in subordinated debt redemption expense due to the recognition of deferred debt issuance costs upon the redemption of the 2031 Notes, and a $0.8 million increase in data processing expense due primarily to higher license and maintenance costs as a result of greater transaction volumes and increased vendor pricing. Partially offsetting the increases was a $0.4 million decrease in all other operating expenses.

	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	Percent
	(dollars in thousands)
Salaries and employee benefits	$68,074	$65,204	$2,870	4.4%
Occupancy and equipment	13,326	13,301	25	0.2
Data processing	13,647	11,374	2,273	20.0
Professional fees	6,473	5,171	1,302	25.2
Supplies and communications	1,536	1,455	81	5.6
Advertising and promotion	2,096	2,094	2	0.1
All other operating expenses	11,178	10,409	769	7.4
Subtotal	116,330	109,008	7,322	6.7
Other real estate owned income	(361)	(403)	42	(10.4)
Repossessed personal property expense	160	84	76	90.5
Subordinated debt redemption	1,127	—	1,127	—
Total noninterest expense	$117,256	$108,689	$8,567	7.9%

Noninterest expense increased 7.9%, or $8.6 million, to $117.3 million for the nine months ended September 30, 2026 from $108.7 million for the nine months ended September 30, 2025. The increase was mainly attributed to a $2.9 million increase in salaries and employee benefits due to annual merit increases, a $2.3 million increase in data processing due to higher license and maintenance costs as a result of greater transaction volumes and increased vendor pricing, a $1.3 million increase in professional fees due to higher legal and consulting fees, and a $1.1 million increase due to the accelerated amortization of deferred debt issuance costs.

Income Tax Expense

Income tax expense was $8.5 million and $9.4 million, representing effective income tax rates of 26.5% and 29.9% for the three months ended September 30, 2026 and 2025, respectively. Income tax expense for the nine months ended September 30, 2026 and 2025 was $24.9 million and $23.0 million, respectively, representing effective tax rates of 26.3% and 29.5%, respectively. The lower effective tax rate for the three and nine months ended September 30, 2026 reflects the tax benefit arising from the first-quarter vesting of performance stock units, as well as a favorable change in the State of California's apportionment calculation.

Financial Condition

Securities

As of September 30, 2026, our securities portfolio consisted of U.S. government agency and sponsored agency mortgage-backed securities, collateralized mortgage obligations and debt securities, tax-exempt municipal bonds and U.S. Treasury securities. Most of these securities carry fixed interest rates. Other than holdings of U.S. government agency and sponsored agency obligations, there were no securities of any one issuer exceeding 10% of stockholders’ equity as of September 30, 2026 or December 31, 2025.

Securities decreased $11.1 million to $869.5 million at September 30, 2026 from $880.6 million at December 31, 2025, mainly attributed to $217.2 million in principal paydowns, calls, and maturities and $44.5 million from the sale of U.S. Treasury securities, partially offset by $279.8 million in purchases.

The following table summarizes the contractual or expected maturity schedule for securities, at amortized cost, and their cost-weighted average yield, as of September 30, 2026:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$126,167	3.69%	$100,106	4.24%	$—	0.00%	$—	0.00%	$226,273	3.94%
U.S. government agency and sponsored agency obligations:
Mortgage-backed securities - residential	—	—	1,543	3.25	211,080	1.36	171,650	3.06	384,273	2.13
Mortgage-backed securities - commercial	—	—	2,946	3.39	3,337	4.17	72,283	2.76	78,566	2.84
Collateralized mortgage obligations	151	4.50	14,166	2.21	7,564	3.59	138,026	4.40	159,907	4.17
Other U.S. government agency obligations	24,567	1.18	10,000	4.10	—	—	—	—	34,567	2.02
Total U.S. government agency and sponsored agency obligations	24,718	1.20	28,655	3.05	221,981	1.48	381,959	3.49	657,313	2.71
Municipal bonds-tax exempt					74,242	-			74,242	1.34
Total securities available for sale	$150,885	3.28%	$128,761	3.98%	$296,223	1.44%	$381,959	3.49%	$957,828	2.89%

Loans

Loans (excluding loans held for sale), net of deferred loan fees and costs, discounts and the allowance for credit losses, increased $4.4 million to $6.50 billion at September 30, 2026 from $6.49 billion at December 31, 2025. For the nine months ended September 30, 2026, there was $1.29 billion in new loan production, offset by $805.6 million in loan sales and payoffs, and amortization and other reductions of $482.4 million. Loan production consisted of commercial real estate loans of $528.4 million, residential mortgage loans of $156.2 million, commercial and industrial loans of $394.2 million, equipment financing agreements of $95.7 million, and SBA loans of $118.8 million.

Loans held for sale increased $23.8 million to $31.2 million at September 30, 2026 from $7.4 million at December 31, 2025, primarily due to the addition of an $18.0 million nonperforming commercial real estate loan transferred to loans held for sale during the three months ended September 30, 2026.

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses as of September 30, 2026. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$219,534	$342,545	$423,402	$80,668	$84,201	$1,150,350
Hospitality	264,050	272,155	285,029	43,118	19,331	883,683
Office	202,680	202,855	61,342	7,396	9,490	483,763
Other	322,538	447,643	646,891	72,258	37,340	1,526,670
Total commercial property loans	1,008,802	1,265,198	1,416,664	203,440	150,362	4,044,466
Construction	11,198	—	—	—	—	11,198
Residential	4,668	62	456	10,130	986,508	1,001,824
Total real estate loans	1,024,668	1,265,260	1,417,120	213,570	1,136,870	5,057,488
Commercial and industrial loans	428,313	235,638	299,621	207,696	346	1,171,614
Equipment financing agreements	35,395	148,674	140,989	14,541	—	339,599
Total loans	$1,488,376	$1,649,572	$1,857,730	$435,807	$1,137,216	$6,568,701
Loans with predetermined interest rates	904,282	755,256	841,220	39,422	263,749	2,803,929
Loans with variable interest rates	584,094	894,316	1,016,510	396,385	873,467	3,764,772

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with fixed or predetermined interest rates, as of September 30, 2026.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$185,360	$121,618	$279,692	$10,539	$423	$597,632
Hospitality	158,295	102,887	63,064	—	—	324,246
Office	144,538	153,697	46,290	—	—	344,525
Other	182,137	219,445	301,738	7,291	3,591	714,202
Total commercial property loans	670,330	597,647	690,784	17,830	4,014	1,980,605
Construction	—	—	—	—	—	—
Residential	1,353	—	329	6,033	259,735	267,450
Total real estate loans	671,683	597,647	691,113	23,863	263,749	2,248,055
Commercial and industrial loans	197,204	8,935	9,118	1,018	—	216,275
Equipment financing agreements	35,395	148,674	140,989	14,541	—	339,599
Total loans	$904,282	$755,256	$841,220	$39,422	$263,749	$2,803,929

The table below shows the maturity distribution of outstanding loans, before the allowance for credit losses, with floating or variable interest rates (including floating, adjustable and hybrids), as of September 30, 2026.

	Within One Year	After One Year but Within Three Years	After Three Years but Within Five Years	After Five Years but Within Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
Commercial property
Retail	$34,174	$220,927	$143,710	$70,129	$83,778	$552,718
Hospitality	105,755	169,268	221,965	43,118	19,331	559,437
Office	58,142	49,158	15,052	7,396	9,490	139,238
Other	140,401	228,198	345,153	64,967	33,749	812,468
Total commercial property loans	338,472	667,551	725,880	185,610	146,348	2,063,861
Construction	11,198	—	—	—		11,198
Residential	3,315	62	127	4,097	726,773	734,374
Total real estate loans	352,985	667,613	726,007	189,707	873,121	2,809,433
Commercial and industrial loans	231,109	226,703	290,503	206,678	346	955,339
Total loans	$584,094	$894,316	$1,016,510	$396,385	$873,467	$3,764,772

Industry

As of September 30, 2026, the loan portfolio included the following concentrations of loan types to borrowers in industries that represented greater than 10.0% of loans outstanding:

		Percentage of
	Balance as of	Loans Receivable
	September 30, 2026	Outstanding
	(in thousands)
Lessor of nonresidential buildings	$1,611,491	24.5%
Hospitality	879,096	13.4%

Loan Quality Indicators

Nonperforming Assets

Loans 30 to 89 days past due and still accruing decreased $4.6 million to $13.0 million at September 30, 2026, from $17.6 million at December 31, 2025.

Nonperforming loans consist of nonaccrual loans and loans 90 days or more past due and still accruing interest. Nonperforming assets consist of nonperforming loans and OREO. Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless we believe the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on nonaccrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual loans may be restored to accrual status when principal and interest become current and full repayment is expected, which generally occurs after sustained payment of six months. Interest income is recognized on the accrual basis for loans not meeting the criteria for nonaccrual status. OREO consists of properties acquired by foreclosure or similar means.

Except for nonaccrual loans, management is not aware of any other loans as of September 30, 2026 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in a loan being designated as nonperforming at some future date.

Activity in nonperforming loans was as follows for the periods indicated:

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Nonperforming Loans
Additions:
Downgrades	$25,401	$3,539
Reductions:
Upgrades	(1,744)	(3,856)
Charge-offs	(4,605)	(2,502)
Payoffs and paydowns	(946)	(1,786)
Transfer to loans held for sale	(18,011)	—
Transfer to OREO	(1,084)	(1,995)
Increase (decrease)	(989)	(6,600)
Balance at beginning of period	9,931	25,967
Balance at end of period	$8,942	$19,367

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Nonperforming Loans
Additions:
Downgrades	$35,345	$34,298
Reductions:
Upgrades	(1,810)	(5,036)
Charge-offs	(7,962)	(17,043)
Payoffs and paydowns	(12,473)	(5,129)
Transfer to loans held for sale	(18,011)	—
Transfer to OREO	(1,084)	(1,995)
Note sale	(3,175)	—
Increase (decrease)	(9,170)	5,095
Balance at beginning of period	18,112	14,272
Balance at end of period	$8,942	$19,367

Nonperforming loans decreased 50.6%, or $9.2 million, to $8.9 million at September 30, 2026 from $18.1 million at December 31, 2025. The decrease was primarily due to a $9.7 million payment received during the three months ended March 31, 2026 on a commercial real estate office loan that was designated as nonaccrual during the first quarter of 2025. Additionally, the $21.2 million commercial real estate loan mentioned previously was included in downgrades into nonperforming loans and subsequently included in charge-offs and transfers to loans held for sale during the three months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, 1.0% and 1.3% of equipment financing agreements were on nonaccrual status, respectively. At September 30, 2026 and December 31, 2025, there were no loans 90 days or more past due and still accruing interest.

The $8.9 million of nonperforming loans as of September 30, 2026 had specific allowances of $1.9 million, compared with $18.1 million of nonperforming loans with specific allowances of $3.4 million as of December 31, 2025.

Nonperforming assets decreased $10.1 million to $10.0 million, or 0.12% of total assets, at September 30, 2026 from $20.1 million, or 0.26% of total assets at December 31, 2025. The $10.1 million decrease reflects the impact of the previously mentioned payment received on a commercial real estate office loan. Excluded from nonperforming assets is repossessed personal property associated with equipment finance agreements of $0.3 million and $0.6 million at September 30, 2026 and December 31, 2025, respectively.

Criticized Loans

Activity in criticized loans was as follows for the periods indicated:

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Special Mention
Additions:
Downgrades from pass loans	$—	$4,277
Upgrades from classified loans	425	—
Reductions:
Upgrades to pass loans	(11,197)	—
Downgrades to classified loans	(594)	—
Payoffs and paydowns	(576)	(202)
Charge-offs	(35)	—
Increase (decrease)	(11,977)	4,075
Balance at beginning of period	68,198	12,700
Balance at end of period	$56,221	$16,775

Classified
Downgrades	$60,180	$7,078
Reductions:
Upgrades	(1,731)	(3,807)
Payoffs and paydowns	(2,284)	(3,970)
Transfer to loans held for sale	(18,011)	—
Charge-offs	(4,622)	(2,574)
Transfer to OREO	(1,084)	(1,995)
Increase (decrease)	32,448	(5,268)
Balance at beginning of period	45,748	33,857
Balance at end of period	$78,196	$28,589

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Special Mention
Additions:
Downgrades from pass loans	$23,206	$4,724
Upgrades from classified loans	425	—
Reductions:
Upgrades to pass loans	(12,552)	(126,281)
Downgrades to classified loans	(24,353)	—
Payoffs and paydowns	(1,542)	(1,281)
Charge-offs	(76)	—
Increase (decrease)	(14,892)	(122,838)
Balance at beginning of period	71,113	139,613
Balance at end of period	$56,221	$16,775

Classified
Downgrades	$98,400	$38,016
Reductions:
Upgrades	(1,760)	(8,064)
Payoffs and paydowns	(14,012)	(7,835)
Transfer to loans held for sale	(18,011)	—
Charge-offs	(8,053)	(17,216)
Transfer to OREO	(1,084)	(1,995)
Note Sale	(3,175)	—
Increase (decrease)	52,305	2,906
Balance at beginning of period	25,891	25,683
Balance at end of period	$78,196	$28,589

Special mention loans decreased $14.9 million to $56.2 million at September 30, 2026 from $71.1 million at December 31, 2025. The $14.9 million decrease reflected $24.4 million in downgrades from special mention to classified and $12.6 million in upgrades from special mention to pass, partially offset by $23.2 million of downgrades into special mention from pass. The $24.4 million of downgrades to the classified category and the $23.2 million of downgrades from the pass category both include a $21.2 million commercial real estate loan that was downgraded from pass to special mention in the first quarter, further downgraded to classified in the second quarter, and transferred to the held-for-sale category during the third quarter, at which time it incurred a $3.2 million charge-off. Subsequent to the end of the third quarter, the Bank completed the sale of the loan for $18.0 million (see Note 17 - Subsequent Events for more information). The $12.6 million in upgrades to the pass category includes an $11.2 million commercial and industrial loan in the retail industry that was upgraded during the third quarter of 2026.

Classified loans increased $52.3 million to $78.2 million at September 30, 2026 from $25.9 million at December 31, 2025. The $52.3 million increase was due primarily to the downgrade of two multifamily commercial real estate loans in New York City totaling $51.4 million, which became subject to a freeze on all rent increases during the third quarter of 2026. The loans were downgraded proactively, as both remained current on payments at September 30, 2026. Also included in classified loans activity for the nine months ended September 30, 2026 is the previously mentioned $21.2 million commercial real estate loan, net of the $3.2 million charge-off, transferred to held-for-sale at September 30, 2026.

Individually Evaluated Loans

The Company reviews loans on an individual basis when the loan does not share similar risk characteristics with loan pools. Individually evaluated loans are measured for expected credit losses based on the present value of expected cash flows discounted at the effective interest rate, the observable market price, or the fair value of collateral.

Individually evaluated loans increased $42.2 million to $60.3 million at September 30, 2026 from $18.1 million at December 31, 2025. Specific allowances associated with individually evaluated loans increased $3.7 million to $7.1 million at September 30, 2026, from $3.4 million at December 31, 2025.

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

The following table presents loan modifications made to borrowers experiencing financial difficulty by type of modification, with related amortized cost balances, respective percentage shares of the total class of loans, and the related financial effect, as of the period indicated:

	Interest Only/Principal Deferment
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
	(in thousands)
Nine months ended September 30, 2026
Commercial and industrial loans	$4,998	0.4%	One loan with 12-month interest only modification

The modified loan above was current at September 30, 2026. The Company has not committed to lend any additional amounts to the borrower included in the table above as of September 30, 2026. During the nine months ended September 30, 2026 and 2025, there were no payment defaults on loans modified within the preceding 12 months.

No loans were modified to borrowers experiencing financial difficulty during the three months ended September 30, 2026 or during the nine months ended September 30, 2025.

Allowance for Credit Losses and Allowance for Credit Losses Related to Off-Balance Sheet Items

The Company’s estimate of the allowance for credit losses at September 30, 2026 and December 31, 2025 reflected losses expected over the remaining contractual life of assets based on historical, current, and forward-looking information. The contractual life does not consider extensions, renewals or modifications.

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

The following table reflects our allocation of the allowance for credit losses by loan category as well as the amount of loans in each loan category, including related percentages, as of the dates indicated:

	September 30, 2026				December 31, 2025
	Allowance		Loans		Allowance		Loans
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Real estate loans:
Commercial property
Retail	$8,424	11.9%	$1,150,350	17.5%	$9,999	14.3%	$1,132,439	17.3%
Hospitality	7,086	10.0	883,683	13.5	8,737	12.5	847,989	12.9
Office	4,560	6.5	483,763	7.4	5,700	8.2	503,268	7.7
Other	19,834	28.1	1,526,670	23.2	14,078	20.1	1,532,667	23.4
Total commercial property loans	39,904	56.5	4,044,466	61.6	38,514	55.1	4,016,363	61.3
Construction	132	0.1	11,198	0.2	208	0.3	13,742	0.2
Residential	11,612	16.3	1,001,824	15.2	12,948	18.5	1,049,872	16.0
Total real estate loans	51,648	72.9	5,057,488	77.0	51,670	73.9	5,079,977	77.5
Commercial and industrial loans	8,117	11.5	1,171,614	17.8	7,792	11.1	1,074,908	16.4
Equipment financing agreements	11,045	15.6	339,599	5.2	10,441	15.0	408,483	6.1
Total	$70,810	100.0%	$6,568,701	100.0%	$69,903	100.0%	$6,563,368	100.0%

The following table sets forth certain ratios related to our allowance for credit losses at the dates presented:

	As of
	September 30, 2026	December 31, 2025
	(dollars in thousands)
Ratios:
Allowance for credit losses to loans	1.08%	1.07%
Nonaccrual loans to loans	0.14%	0.28%
Allowance for credit losses to nonaccrual loans	791.88%	385.95%

Balance:
Nonaccrual loans at end of period	$8,942	$18,112
Nonperforming loans at end of period	$8,942	$18,112

The allowance for credit losses increased $0.9 million to $70.8 million at September 30, 2026 from $69.9 million at December 31, 2025. The allowance attributed to individually evaluated loans increased $3.7 million to $7.1 million at September 30, 2026 from $3.4 million at December 31, 2025, respectively. The allowance attributed to collectively evaluated loans decreased $2.8 million to $63.7 million at September 30, 2026 from $66.5 million at December 31, 2025.

The allowance for credit losses related to off-balance sheet items, primarily unfunded loan commitments, decreased $0.5 million to $1.8 million at September 30, 2026 from $2.3 million at December 31, 2025. The Bank closely monitors each borrower’s repayment capabilities while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality, prevailing economic conditions and economic forecasts, we believe these allowances were adequate for current expected lifetime losses in the loan portfolio and off-balance sheet exposure as of September 30, 2026.

The following table presents a summary of gross charge-offs and recoveries for the loan portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)

Gross charge-offs	$(5,024)	$(2,625)	$(10,088)	$(18,192)
Gross recoveries	680	3,107	1,882	5,363
Net (charge-offs) recoveries	$(4,344)	$482	$(8,206)	$(12,829)

Gross charge-offs increased $2.4 million to $5.0 million for the three months ended September 30, 2026 from $2.6 million for the three months ended September 30, 2025. Gross recoveries decreased $2.4 million to $0.7 million for the three months ended September 30, 2026 from $3.1 million for the three months ended September 30, 2025. Gross charge-offs for the three months ended

September 30, 2026 included a $3.2 million charge-off of a $21.2 million commercial real estate loan upon its transfer to the held-for-sale category. Gross charge-offs for the three months ended September 30, 2026 and 2025 included $1.4 million and $2.4 million of equipment finance agreement charge-offs, respectively. Gross recoveries for the three months ended September 30, 2026 and 2025 included $0.6 million and $0.8 million of recoveries on equipment finance agreements, respectively.

Gross charge-offs decreased $8.1 million to $10.1 million for the nine months ended September 30, 2026 from $18.2 million for the nine months ended September 30, 2025. Gross recoveries decreased $3.5 million to $1.9 million for the nine months ended September 30, 2026 from $5.4 million for the nine months ended September 30, 2025. Gross charge-offs for the nine months ended September 30, 2026 and 2025 included $5.9 million and $8.1 million of equipment finance agreement charge-offs, respectively. Gross charge-offs for the nine months ended September 30, 2025 also included an $8.6 million charge-off of a commercial real estate loan. Gross recoveries for the nine months ended September 30, 2026 and 2025 included $1.7 million and $2.2 million of recoveries on equipment financing agreements, respectively.

The following table presents a summary of net (charge-offs) recoveries by loan category:

	Commercial Real Estate Loans	Residential Mortgage Loans	Commercial and Industrial Loans	Equipment Finance Agreements	Total
	(dollars in thousands)
Three Months Ended September 30, 2026
Average Loans	$4,017,696	$996,823	$1,090,135	$355,169	$6,459,823
Net (Charge-Offs) Recoveries	$(3,170)	$(215)	$(151)	$(808)	$(4,344)
Net (Charge-Offs) Recoveries to Average Loans (1)	(0.32)%	(0.09)%	(0.06)%	(0.91)%	(0.27)%

Three Months Ended September 30, 2025
Average Loans	$3,934,476	$1,029,213	$904,019	$436,727	$6,304,435
Net (Charge-Offs) Recoveries	$(8,422)	$8,355	$2,105	$(1,556)	$482
Net (Charge-Offs) Recoveries to Average Loans (1)	(0.86)%	3.25%	0.93%	(1.43)%	0.03%

Nine Months Ended September 30, 2026
Average Loans	$3,989,706	$1,015,043	$1,060,241	$380,434	$6,445,424
Net Charge-Offs	$(3,219.0)	$(241)	$(478)	$(4,268)	$(8,206)
Net Charge-Offs to Average Loans (1)	(0.11)%	(0.03)%	(0.06)%	(1.50)%	(0.17)%

Nine Months Ended September 30, 2025
Average Loans	$3,950,295	$998,521	$840,404	$461,770	$6,250,990
Net (Charge-Offs) Recoveries	$(8,169)	$(65)	$1,306	$(5,901)	$(12,829)
Net (Charge-Offs) Recoveries to Average Loans (1)	(0.28)%	(0.01)%	0.21%	(1.70)%	(0.27)%

(1)
Annualized

Net loan charge-offs increased $4.8 million to $4.3 million, or 0.27% of average loans, for the three months ended September 30, 2026 from net recoveries of $0.5 million, or 0.03% of average loans, for the three months ended September 30, 2025. Net loan charge-offs decreased $4.6 million to $8.2 million, or 0.17% of average loans for the nine months ended September 30, 2026 from $12.8 million, or 0.27% of average loans, for the nine months ended September 30, 2025.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	September 30, 2026		December 31, 2025
	Balance	Percent	Balance	Percent
	(dollars in thousands)
Demand – noninterest-bearing	$2,146,060	30.5%	$2,015,212	30.3%
Interest-bearing:
Demand	85,521	1.1	74,799	1.1
Money market and savings	2,192,054	31.1	2,084,218	31.3
Uninsured amount of time deposits more than $250,000:
Three months or less (1)	405,675	5.7	317,086	4.7
Over three months through six months (2)	255,525	3.6	276,791	4.1
Over six months through twelve months	230,208	3.3	156,750	2.3
Over twelve months	19	—	159	—
All other insured time deposits (3)	1,740,712	24.7	1,752,635	26.2
Total deposits	$7,055,774	100.0%	$6,677,650	100.0%

(1)
Includes State of California time deposits of $90.8 million and $90.6 million at September 30, 2026 and December 31, 2025, respectively.
(2)
Includes State of California time deposits of $90.5 million and $60.2 million at September 30, 2026 and December 31, 2025, respectively.
(3)
Includes brokered deposits of $86.9 million and $88.5 million at September 30, 2026 and December 31, 2025, respectively.

Total deposits increased 5.7%, or $378.1 million, to $7.06 billion at September 30, 2026 from $6.68 billion at December 31, 2025. While all deposit types increased, growth was primarily driven by a $130.8 million increase in noninterest-bearing demand deposits and a $128.7 million increase in time deposits. At September 30, 2026, the loan-to-deposit ratio was 93.1% compared to 98.3% at December 31, 2025.

As of September 30, 2026 and December 31, 2025, the aggregate amount of uninsured deposit accounts (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $3.25 billion and $2.92 billion, respectively. For time deposits, the aggregate amount exceeding the insurance limit was $891.4 million and $750.8 million, respectively. Other uninsured deposits, such as demand and money market and savings deposits, were $2.36 billion and $2.17 billion, respectively. At September 30, 2026 and December 31, 2025, $1.64 billion and $1.34 billion of total uninsured deposits, respectively, were in accounts with balances of $5.0 million or more.

The Bank’s wholesale funds historically consisted of FHLB advances, brokered deposits, and State of California time deposits. As of September 30, 2026, the Bank had no outstanding FHLB advances, compared with $150.0 million of FHLB advances as of December 31, 2025. During the third quarter of 2026, the Company entered into a pay-fixed, receive-variable interest rate swap designated as a cash flow hedge of interest rate risk on our State of California time deposits, which had a total balance of $181.3 million at September 30, 2026. See “Note 15 – Derivatives and Hedging Activities" for more details.

Borrowings and Subordinated Debentures

Borrowings mostly take the form of FHLB advances. At September 30, 2026, there were no outstanding FHLB advances. At December 31, 2025, FHLB advances were $150.0 million, all of which were term advances. Funds from deposit growth not used to fund loan production were used to pay off borrowings. The weighted-average interest rate of all FHLB advances at December 31, 2025 was 4.02%. There were no FHLB advances outstanding at any month-end date during the nine months ended September 30, 2026. The maximum amount of FHLB advances outstanding at any month-end date during the nine months ended September 30, 2025 was $150.0 million. There were no contractual maturities of FHLB advances greater than twelve months at December 31, 2025.

Subordinated debentures decreased $54.4 million to $76.1 million at September 30, 2026 from $130.5 million at December 31, 2025. During the third quarter of 2026, the Company issued $55.0 million of 6.50% Fixed-to-Floating Subordinated Notes with a maturity date of July 31, 2036 and redeemed all $110.0 million of existing Fixed-to-Floating subordinated debentures, which had a maturity date of September 1, 2031. See “Note 8 – Borrowings and Subordinated Debentures” for more details.

Subordinated debentures included fixed-to-floating subordinated notes of $54.1 million and $108.7 million as of September 30, 2026 and December 31, 2025, respectively, and junior subordinated deferrable interest debentures of $22.0 million and $21.7 million as of September 30, 2026 and December 31, 2025, respectively. During the third quarter of 2026, the Company purchased an interest rate cap derivative designated as a cash flow hedge of interest rate risk on its junior subordinated debentures. See “Note 15 – Derivatives and Hedging Activities" for more details.

Stockholders’ Equity

Stockholders’ equity increased $11.9 million to $808.3 million at September 30, 2026 from $796.4 million at December 31, 2025. The increase included net income of $69.7 million and share-based compensation of $2.6 million, partially offset by $25.2 million of dividends paid, $14.4 million in share repurchases, a $19.8 million increase in unrealized after-tax losses on securities available for sale, and $1.6 million in shares purchased to satisfy employees’ tax liabilities for the vesting of stock compensation. The Company repurchased 496,755 shares of common stock during the nine months ended September 30, 2026, at an average share price of $29.08. At September 30, 2026, 1,840,447 shares remain under the Company’s share repurchase program.

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

The Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below) as of September 30, 2026. The Company compares this stress simulation to policy limits, which specify the maximum tolerance level for net interest income exposure over 1- to 12-month and 13- to 24- month horizons, given the basis point adjustment in interest rates reflected below.

	Net Interest Income Simulation
	1- to 12-Month Horizon		13- to 24-Month Horizon
Change in Interest	Dollar	Percentage	Dollar	Percentage
Rates (Basis Points)	Change	Change	Change	Change
	(dollars in thousands)
300	$44,113	14.32%	$58,461	18.17%
200	$30,457	9.89%	$40,506	12.59%
100	$15,572	5.05%	$21,116	6.56%
(100)	$(15,734)	(5.11%)	$(23,138)	(7.19%)
(200)	$(30,536)	(9.91%)	$(48,764)	(15.16%)
(300)	$(40,491)	(13.14%)	$(72,271)	(22.47%)

	Economic Value of Equity (EVE)
Change in Interest	Dollar	Percentage
Rates (Basis Points)	Change	Change
	(dollars in thousands)
300	$47,905	3.95%
200	$43,698	3.60%
100	$29,881	2.46%
(100)	$(47,709)	(3.94%)
(200)	$(114,990)	(9.49%)
(300)	$(187,673)	(15.48%)

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

The Company’s ability to pay dividends to stockholders depends in part upon dividends it receives from the Bank. California law restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to stockholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the Department of Financial Protection and Innovation (“DFPI”), in an amount not exceeding the lesser of: (1) retained earnings of the Bank; or (2) net income of the Bank for its last three fiscal years, less the amount of any distributions made by the Bank or by any majority-owned subsidiary of the Bank to the shareholders of the Bank during such period. The Company paid dividends of $25.2 million ($0.84 per share) for the nine months ended September 30, 2026 and $32.6 million ($1.08 per share) for the year 2025. As of October 1, 2026, the Bank had the ability to pay dividends of approximately $26.4 million, after giving effect to the $0.28 dividend declared on October 29, 2026, for the fourth quarter of 2026, without the prior approval of the Commissioner of the DFPI.

At September 30, 2026, the Bank’s total risk-based capital ratio of 14.30%, Tier 1 risk-based capital ratio of 13.25%, common equity Tier 1 capital ratio of 13.25% and Tier 1 leverage capital ratio of 11.43% placed the Bank in the “well capitalized” category pursuant to capital rules, which is defined as institutions with a total risk-based capital ratio equal to or greater than 10.00%, Tier 1 risk-based capital ratio equal to or greater than 8.00%, common equity Tier 1 capital ratios equal to or greater than 6.50%, and Tier 1 leverage capital ratio equal to or greater than 5.00%.

At September 30, 2026, the Company’s total risk-based capital ratio was 14.43%, Tier 1 risk-based capital ratio was 12.58%, common equity Tier 1 capital ratio was 12.27% and Tier 1 leverage capital ratio was 10.82%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Company. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On April 25, 2024, the Company announced that the Board of Directors has adopted a stock repurchase program under which the Company may repurchase up to 5% of its outstanding shares, or approximately 1.5 million shares of its common stock. On January 29, 2026, the Board of Directors authorized an expansion of the stock repurchase program, adding 1.5 million shares that may be repurchased under the current program. As of September 30, 2026, 1,840,447 shares remained available for future purchases under that stock repurchase program. The program has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2026:

Purchase Date:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
July 1, 2026 - July 31, 2026	—	$—	—	1,991,495
August 1, 2026 - August 31, 2026	88,200	$31.74	88,200	1,903,295
September 1, 2026 - September 30, 2026	62,848	$31.85	62,848	1,840,447
Total	151,048	$31.79	151,048

The Company acquired 2,416 shares from employees in connection with the satisfaction of employee tax withholding obligations incurred through the vesting of Company stock awards for the three months ended September 30, 2026. Shares withheld to satisfy income taxes upon the vesting of stock awards are repurchased pursuant to the terms of the applicable plan and not under the Company’s repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Hanmi securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Document

4.1

Form of 6.50% Fixed-to-Floating Rate Subordinated Note due 2036 of Hanmi Financial Corporation (incorporated by reference herein to Exhibit 4.1 from Hanmi Financial Corporation's Current Report on Form 8-K as filed with the SEC on July 31, 2026).

10.1

Form of Subordinated Note Purchase Agreement, dated as of July 30, 2026, by and between Hanmi Financial Corporation and the several Purchasers (incorporated by reference herein to Exhibit 10.1 from Hanmi Financial Corporation's Current Report on Form 8-K as filed with the SEC on July 31, 2026).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL

* Attached as Exhibit 101 to this report are documents formatted in Inline XBRL (Extensible Business Reporting Language).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	November 6, 2026	By:	/s/ Bonita I. Lee
Bonita I. Lee
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2026	By:	/s/ Romolo C. Santarosa
Romolo C. Santarosa
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)